Form 10-Q
period 1995-06-30
BELL NATIONAL CORP
filed 1995-08-14
CIK 75439

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                      ---------------------

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               ---------------------------------

                               OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                  Commission file number 0-935
                                         -----

                    BELL NATIONAL CORPORATION
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

California                                 94-1451828
-----------------------------------     -------------------------
(State or other jurisdiction of         (I.R.S. employer
incorporation or organization) no.)      identification

4209 Vineland Road, Orlando, Florida         32811
------------------------------------         ----------
(Address of principal executive offices)     (Zip code)

Registrant's telephone number, including
  area code:                                 (407) 849-0290
            -----------------------------------------------------
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No



As of August 7, 1995, the number of shares of the registrant's common stock outstanding is 5,283,114

                 Part I - Financial Information

ITEM 1.      Financial Statements.


                    BELL NATIONAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)

                             ASSETS


                                   June 30,          December 31,
                                   1995              1994
                                   (Unaudited)

Cash and cash equivalents          $       --          $       --

Accounts receivable, net                1,463               1,085

Inventory, net                          4,837               4,473

Prepaid expenses and other
  current assets                          249                 113
                                   ----------          ----------
   Total current assets                 6,549               5,671

Property and equipment, net               212                 199

Goodwill, net                             693                 703

Deferred sample books, net              1,218                 924

Other assets                               49                   8
                                     --------            --------

                                     $  8,721            $  7,505
                                     ========            ========






The accompanying notes are an integral part of these consolidated financial statements.
                    BELL NATIONAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                   June 30,         December 31,
                                   1995             1994
                                   (Unaudited)

Current Liabilities:
   Accounts payable                 $    2,437         $    1,589
   Current portion of
     capitalized lease
     obligations                             3                  3
   Current portion of
     long-term debt                        400                300
   Accrued compensation and
     employee benefits                     502                515
   Accrued expenses                        381                335
                                    ----------           --------
      Total current liabilities          3,723              2,742

Long-term debt                           2,862              2,621

Accrued stock appreciation rights          356                356

Capital lease obligations, less
  current portion                            5                  6

Other liabilities                          207                254
                                    ----------           --------
                                         7,153              5,979

Stockholders' equity:

   Common stock, no par value;
     authorized 12,000,000 shares,
     issued and outstanding 5,283,114
     shares at June 30, 1995 and
     December 31, 1994                  15,800            15,800

   Additional paid-in capital               10                10

   Accumulated deficit                 (14,242)          (14,284)
                                       -------           -------
     Total stockholders' equity          1,568             1,526
                                      --------           -------

                                      $  8,721           $ 7,505
                                      ========           =======

The accompanying notes are an integral part of these consolidated financial statements.
                    BELL NATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in thousands, except per share amounts)

                           (Unaudited)

                                             Three Months Ended
                                             ------------------
                                                  June 30,
                                             ------------------
                                             1995      1994
                                             ----      ----

Net  sales                                   $  3,608  $  3,686

Costs and expenses:
   Cost of sales                                1,878     1,862
   Selling, general and administrative          1,589     1,715
                                             --------- ---------
Operating income                                  141       109

Other income (expense):
   Interest expense                               (87)      (53)
   Other                                           (7)      (16)
                                             --------- ---------
Income before income taxes
   and extraordinary item                          47        40

Provision for income taxes                        (29)       (7)
                                             --------- ---------
Income before extraordinary item                   18        33

Extraordinary item, net of taxes of $10            --       241
                                             --------- ---------

Net income                                   $     18  $    274
                                             ========= =========

Earnings per share and weighted average
 number of common shares outstanding:
   Net income before extraordinary item      $    .01  $     --
   Extraordinary item                              --       .05
                                             --------- ---------
   Net income                                $    .01  $     .05
                                             ========= =========

   Weighted average number of common
    shares outstanding                       5,283,114  5,282,623
                                             =========  =========


The accompanying notes are an integral part of these consolidated financial statements.
                    BELL NATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
        (Dollars in thousands, except per share amounts)

                           (Unaudited)

                                             Six Months Ended
                                             ------------------
                                                  June 30,
                                             ------------------
                                             1995      1994
                                             ----      ----

Net  sales                                   $  7,003  $  6,869

Costs and expenses:
   Cost of sales                                3,646     3,487
   Selling, general and administrative          3,083     3,186
                                             --------- ---------
Operating income                                  274       196

Other income (expense):
   Interest expense                              (172)     (143)
   Other                                          (25)      (27)
                                             --------- ---------
Income before income taxes
   and extraordinary item                          77        26

Provision for income taxes                        (35)      (13)
                                             --------- ---------
Income before extraordinary item                   42        13

Extraordinary item, net of taxes of $10            --       241
                                             --------- ---------

Net income                                   $     42  $    254
                                             ========= =========


Earnings per share and weighted average
 number of common shares outstanding:
   Net income before extraordinary item      $    .01  $     --
   Extraordinary item                              --       .05
                                             --------- ---------
   Net income                                $    .01  $     .05
                                             ========= =========

   Weighted average number of common
    shares outstanding                       5,283,114  5,278,428
                                             =========  =========

The accompanying notes are an integral part of these consolidated financial statements.
                    BELL NATIONAL CORPORATION
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (Dollars in Thousands)
                           (Unaudited)


                                                       Additional
                         Common Stock                  Paid-in
                         ------------                  Capital
                         Shares         Dollars        ----------
                         ------         -------

Balance at
  December 31, 1994      5,283,114      $ 15,800       $       10

Net income                      --            --               --
                         ---------      --------       ----------

Balance at
  June 30, 1995          5,283,114      $ 15,800       $       10
                         =========      ========       ==========


























The accompanying notes are an integral part of these consolidated financial statements.
                    BELL NATIONAL CORPORATION
   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
                     (Dollars in Thousands)
                           (Unaudited)



                         Accum-                   Total
                          ulated             Stockholders'
                          Deficit                 Equity
                         --------                 ------

Balance at
  December 31, 1994      $(14,284)                $  1,526

Net income                     42                       42
                         ---------                --------

Balance at
  June 30, 1995          $(14,242)                $  1,568
                         =========                ========


























The accompanying notes are an integral part of these consolidated financial statements.
                    BELL NATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (Unaudited)

                                        Six Months Ended June 30,
                                        ------------------------
                                           1995           1994
                                         --------      ---------
Operating activities:
Net income                               $     42      $   257

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Depreciation                                33           43
   Amortization of goodwill                    10           10
   Amortization of deferred
     sample books                             429          544
   Extraordinary item - forgiveness
     of interest                               --         (251)
   Accretion of discount on notes
     payable to Azimuth                        --           14
   Amortization of deferred debt
     commitment fee                            11            9
(Increase) decrease in assets:
   Accounts receivable                       (378)         (62)
   Inventory                                 (364)          27
   Prepaid expenses and other
     current assets                          (136)        (185)
Increase (decrease) in liabilities:
   Accounts payable                           848         (401)
   Accrued compensation and
     employee benefits                        (13)          15
   Accrued expenses                            46           33
   Accrued stock appreciation rights           --          143
   Other liabilities                          (47)          --
                                          -------      -------
   Net cash provided by operating
     activities                               481          196
                                          -------      -------
Investing activities:
   Acquisition of property and equipment      (46)          --
   Purchase of deferred sample books         (723)        (368)
                                          -------      -------
   Net cash used in investing activities     (769)        (368)
                                          -------      -------
Financing activities:
   Net borrowings on long-term bank debt      341          750
   Net payments on long-term subordinated
     debt                                      --         (570)
   Payment of deferred debt
     commitment fee                           (52)          --
   Principal payments on capital
     lease obligations                         (1)          (8)
                                          -------       ------
   Net cash provided by financing
     activities                           $   288       $   172
                                          -------       -------

The accompanying notes are an integral part of these consolidated financial statements.
                    BELL NATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     (Dollars in thousands)

                           (Unaudited)



                                        Six Months Ended June 30,
                                        -------------------------
                                        1995                1994
                                        ----                ----

Net decrease in cash and
  cash equivalents                      $    --          $    --

Cash and cash equivalents at
  beginning of period                        --               --
                                        -------           ------
Cash and cash equivalents at
  end of period                         $    --           $   --
                                        =======           ======




Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
   Interest                             $   201           $  130
   Income taxes                              45               31


















The accompanying notes are an integral part of these consolidated financial statements.
                    BELL NATIONAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1995
                           (Unaudited)


Note 1.   The Company

General.   The information contained in this report is unaudited
but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and six months ended June 30, 1995 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1994.

The Company's wholly owned subsidiary Payne Fabrics, Inc.
("Payne") is a designer and distributor of decorative drapery and upholstery fabrics. Payne was acquired by the Company on June
15, 1990.

Note 2.   Long-Term Debt

NOTE 2.   Long-Term Debt   Long-term debt is summarized as
follows at June 30, 1995 and December 31, 1994:

                                   June 30,       December 31,
                                     1995              1994
                                   -------         ------------
  Bank revolving and term
      facility                     $  3,262,000   $ 2,921,000
  Less current portion                  400,000       300,000
                                   ------------   -----------
  Long-term debt less current
      portion                      $  2,862,000   $ 2,621,000
                                   ============   ===========

Aggregate maturities of long-term debt as of June 30, 1995 are as follows:

             1995 (six months)                   $    200,000
             1996                                     400,000
             1997                                     425,000
             1998                                   2,237,000
                                                 ------------
                                                 $  3,262,000
                                                 ============

During April 1995, Payne entered into a new credit agreement (the "Agreement") with Bank One, Dayton, National Association, replacing a credit agreement with Bank of America Illinois. The Agreement provides for a maximum total loan facility of $4,125,000 consisting of a term loan of $1,025,000 payable in seven quarterly installments of $100,000 and a final payment of $325,000 on April 30, 1997. The remaining portion of the Agreement consists of a revolving line of credit which matures on April 30, 1998. Borrowings under the revolving line of credit are based on a eligible accounts receivable and inventory, as defined in the agreement. As of June 30, 1995, the balance outstanding under the revolving line of credit was $2,237,000 and there was approximately $352,000 of additional available credit. Interest on the revolving line of credit is payable monthly at prime plus 1%. Interest on the term loan facility is payable monthly at prime plus 2% and will increase to prime plus 3%
on April 30, 1996 if the outstanding balance on April 30, 1996 exceeds $500,000.

The new credit agreement is collateralized by all of the assets of Payne and is guaranteed by the Company. The Agreement contains restrictive covenants which, among other things, prohibit the declaration or payment of cash dividends, limit additional borrowings and require the maintenance of certain financial ratios. As of June 30, 1995, Payne was in compliance with all covenants.



ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations   The Company's revenues and expenses
result from the operations of Payne Fabrics, Inc.

Six Months Ended June 30, 1995   The Company had net sales of
$7,003,000, cost of goods sold of $3,646,000, selling, general and administrative expenses of $3,083,000 and operating income of $274,000 during the first half of 1995. Operating income was reduced by interest expense of $172,000, other expense of $25,000, income taxes of $35,000 resulting in net income of $42,000.

Six Months Ended June 30, 1994   The Company had net sales of
$6,869,000, cost of goods sold of $3,487,000, selling, general and administrative expenses of $3,186,000 and operating income of $196,000 during the first half of 1994. Operating income was reduced by interest expense of $143,000, other expense of $27,000, income taxes of $13,000, and increased by an extraordinary item net of tax of $241,000 resulting in net income of $254,000.

Comparison Of Six Month 1995 Results To 1994   Sales for the
first half of 1995 increased by $134,000 compared to the corresponding period in 1994. Sales of woven and multipurpose cut fabric for upholstery decreased by approximately $413,000 or 13%, while sales of sheer fabrics used mainly for draperies increased by approximately $236,000 or 12% compared to the prior year. Weakness in printed fabric sales over the last few years has caused more intense competition in the woven fabric market, leading to the Company's declining sales volume of woven fabrics.

Printed fabric sales to residential clients continue to be weak.
During the first six months of 1995, the volume loss to residential clients was offset by an increased use of printed fabric in manufactured draperies.

Offsetting the decline in sales of cut fabric during the first six months was an increase in sales of manufactured draperies and drapery rods. The increase in contract sales is the result of a focused marketing effort to increase revenues from commercial customers, considered to be a less cyclical customer base. These efforts have been successful to date but bring with them certain risks including the possible loss of current clients and a greater concentration of revenue in a smaller customer base. Management anticipates that revenue related to contract sales for the remainder of 1995 will be flat in comparison to 1994 and will not offset the expected decrease in cut fabric volume as it did during the first six months of 1995.

The slight increase in sales was offset by a 1.3% decrease in the gross profit percentage from 49.2% in 1994 to 47.9% in 1995. Material costs increased by 1.0% in 1995 due mainly to the mix of products sold and workroom costs increased by .5% due to the increased sales volume of manufactured draperies. Management's continued efforts to increase volume in the contract sales area will lead to continued margin deterioration caused by the change in the product mix.

The resulting $25,000 decrease in gross profit during the first half of 1995 compared to 1994, was offset by a decrease in selling, general and administrative expenses of $103,000. The decrease in selling, general and administrative costs was the result of $146,000 of expense in 1994 for compensation related to the Company's issued and outstanding stock appreciation rights. There was no such expense in 1995. The 1994 expense was a result of the increase in the average of the bid and ask prices for the Company's common stock in the first half of 1994. The decrease in SAR compensation expense was partially offset by an increase in Payne's selling, general and administrative costs of $40,000. As a result of the above, 1995 operating income increased by $78,000 during the first half of 1995 compared to 1994.

Interest expense increased by $29,000 from $143,000 in 1994 to $172,000 in 1994 due to an increase in the bank interest of $42,000 partially offset by a decrease in subordinated debt interest of $13,000. As of June 30, 1995, Payne's bank debt borrowing rate was 11% on the term loan and 10% on the revolving loan compared to 9.75% and 9.25%, respectively, as of June 30, 1994. Other expense decreased $2,000 in 1994 and the provision for income taxes increased by $22,000.

The Company had income and earnings per share before the extraordinary item of $42,000 and $.01 per share in the first half of 1995 compared to $13,000 and $0.00 per share in 1994.

In the second quarter of 1994, the Company recorded an extraordinary item of $241,000, net of income taxes of $10,000, representing the forgiveness of accrued interest on the subordinated debt. The forgiveness of the accrued interest was related to the April 1994 prepayment of the subordinated debt payable to Azimuth Corporation.

Net income after the extraordinary item was $254,000 in the first half of 1994 compared to net income of $42,000 for the same period in 1995. Earnings per share after the extraordinary item in 1994 were $0.05 compared to earnings per share of $0.01 in 1995.


Quarter Ended June 30, 1995   The Company had net sales of
$3,608,000, cost of goods sold of $1,878,000, selling, general and administrative expenses of $1,589,000 and operating income of $141,000 during the second quarter of 1995. Operating income was reduced by interest expense of $87,000, other expense of $7,000 and income taxes of $29,000 resulting in net income of $18,000.

Quarter Ended June 30, 1994   The Company had net sales of
$3,686,000, cost of goods sold of $1,862,000, selling, general and administrative expenses of $1,715,000 and operating income of $109,000 during the second quarter of 1994. Operating income was reduced by interest expense of $53,000, other expense of $16,000 and income taxes of $7,000 and increased by an extraordinary item net of tax of $241,000 resulting in net income of $274,000.

Comparison Of Second Quarter 1995 Results To 1994   The sales for
the second quarter of 1995 decreased by $78,000 compared to the corresponding period in 1994. Sales of woven and multipurpose cut fabric for upholstery decreased by approximately $290,000 or 20%, while sales of sheer fabrics used mainly for draperies increased by approximately $236,000 or 12% compared to the prior year.

Partially offsetting the decline in sales of cut fabric during the second quarter was an increase in sales of manufactured draperies and drapery rods. The bulk of the 1995 increase in contract sales occurred in the second quarter when sales increased 180% reflecting the additional effort and capital expended in this line of business. However, management does not anticipate increases in the sale of completed draperies will offset future declines in cut fabric sales.

The second quarter gross profit percentage decreased by 1.6% from 49.5% in 1994 to 47.9% in 1995 due to an increase in material costs as a result of the mix of products sold in 1995 compared to 1994. As a result gross profit decreased by $94,000 in the second quarter of 1995 compared to 1994.

Selling, general and administrative expense decreased by $126,000 due to the inclusion in 1994 of SAR compensation expense of $146,000 partially offset by an increase in Payne's selling, general and administrative expense of $19,000. As a result of the above, 1995 operating income increased by $32,000 during the second quarter of 1995 compared to 1994.

Interest expense increased by $34,000 from $53,000 in 1994 to $87,000 in 1995 due to the write off in the second quarter of 1994 of $20,000 accrued subordinated debt interest expense and higher bank interest of $14,000 in the second quarter of 1995. Other expense decreased $9,000 in 1995 and the provision for income taxes increased by $22,000.

The Company had income and earnings per share before the extraordinary item of $18,000 and $0.01, respectively in the second quarter of 1995.

During 1994, the Company recorded an extraordinary item of $241,000, net of income taxes of $10,000, representing the forgiveness accrued interest on the subordinated debt. The forgiveness of the accrued interest was related to the April 1994 prepayment of subordinated debt payable to Azimuth Corporation.

The Company had net income of $18,000 in the second quarter of 1995 compared to net income after the extraordinary item of $274,000 for the same period in 1994. Earnings per share after the extraordinary item were $0.01 per share and $0.05 per share in 1995 and 1994, respectively.


Liquidity and Capital Resources

Available Resources.   In connection with the bank loan
Agreement, the Company instituted a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding bank debt provides the Company with a greater reduction in interest expense than could be offset with interest income from alternative investments. In the absence of a bank agreement requiring such a system, the Company would continue to use excess funds to immediately reduce bank debt. A review of the financial statements, summary data, working capital and discussion of liquidity must take into consideration the fact that the Company does not maintain any cash balances in any of its accounts by design. Working capital needs, when they arise, are met by daily borrowings.

Future Needs For and Sources of Capital.

During the first half of 1995, the Company generated $481,000 of cash from operations compared to $196,000 during the first half of 1994. Greater cash was generated from operations in 1995 primarily as a result of an increase in working capital during the first half of 1994 compared to relatively no change in working capital in the first half of 1995. Accounts receivable, inventory and prepaid expenses and other current assets increased by $878,000 in 1995. The increase in current assets was offset by an increase in current liabilities (excluding the current portion of debt and capital lease obligations) of $881,000 in 1995. The increase in current liabilities was primarily the result of an increase in accounts payable balance at June 30, 1995 compared to December 31, 1994. The operating cash generated in 1995 and borrowing on long term bank debt of $341,000 was used to purchase $723,000 of inventory sample books, purchase property and equipment of $46,000 and pay bank refinancing and associated costs of $52,000.

A decision that the Company faces annually is the proper amount of capital to devote to the Spring and Fall new line introductions. This is the Companies most substantial continuing investment decision and has a direct impact on levels of both inventory and sample book expense associated with the new line. The Spring 1995 introduction was similar in size to the Spring 1994 introduction, both of which were about 30% higher than the five previous Spring introductions. The Company has committed to a Fall 1995 introduction level similar to the Spring 1995 level but approximately 30% above the three previous Fall introductions. On an annual basis the 1995 introduction level exceeds all years since 1986. In addition to the difficulties of predicting the new introductions market acceptance, revenues are subject to a number of factors including general economic trends which make forecasting the outcome of this investment extremely difficult. As the market has not yet fully absorbed the 1995 new line, it is uncertain what impact the increased investment will have on future revenues.

During the first half of 1994, the Company generated $196,000 of cash from operations. Accounts receivable, inventory and prepaid expenses and other current assets decreased by $220,000 in 1994. The decrease in current assets was offset by a decrease in current liabilities (excluding the current portion of debt and capital lease obligations) of $604,000 in 1994 of which $251,000 related to a decrease in the accrued subordinated debt interest. The operating cash generated in 1994 and borrowing on long term bank debt of $180,000 was used to purchase $368,000 of inventory sample books and to reduce capitalized lease obligations by $8,000.

Management believes that cash to be provided by operations, a managed decrease in inventory and funds available under its line of credit will be sufficient to fund the Company's, 1995 cash needs.


PAGE

                   PART II. OTHER INFORMATION



Item 6

(a)  Exhibits.

10.19 Revolving Credit Agreement, dated as of May 1, 1995, among Payne Fabrics, Inc., Bell National Corporation and Bank One, Dayton, National Association

27.       Financial Data Schedule


PAGE

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BELL NATIONAL CORPORATION
                                   -------------------------
                                        (Registrant)



Date: August 10, 1995              /s/   Alexander M. Milley
                                   -----------------------------
                                   Alexander M. Milley, Chairman
                                     of the Board and Secretary




Date: August 10, 1995              /s/   Thomas R. Druggish
                                   -----------------------------
                                   Thomas R. Druggish, Chief
                                     Financial Officer (Principal
                                     Financial Officer and
                                     Accounting Officer)

PAGE

                        INDEX TO EXHIBITS


Exhibit No.           Description                     Page No.
----------            -----------                     --------

+10.19         Revolving Credit Agreement,
               dated as of May 1, 1995, among
               Payne Fabrics, Inc., Bell National
               Corporation and Bank One, Dayton,
               National Association

+27.           Financial Data Schedule



_______________

 +   Filed herewith.