Form 10-Q
period 1995-09-30
BELL NATIONAL CORP
filed 1995-11-14
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES            EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                               ------------------------------

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                          Commission file number 0-935
                                                -------

                           BELL NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

               California                              94-1451828
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

     4209 Vineland Road, Orlando, Florida                  32811
------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:     (407) 849-0290
                                                    --------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No
                                                    --------      -------

As of November 10, 1995, the number of shares of the registrant's common stock outstanding is 5,283,114

                         Part I - Financial Information

ITEM 1.       Financial Statements.

                           BELL NATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS


                                                      September 30,        December 31,
                                                          1995                 1994
                                                          ----                 ----
                                                       (Unaudited)

Cash and cash equivalents                             $        --           $        --

Accounts receivable, net                                    1,295                 1,085

Inventory, net                                              4,433                 4,473

Prepaid expenses and other current assets                     202                   113
                                                      -----------           -----------

    Total current assets                                    5,930                 5,671

Property and equipment, net                                   208                   199

Goodwill, net                                                 688                   703

Deferred sample books, net                                  1,550                   924

Other assets                                                   44                     8
                                                      -----------           -----------

                                                      $     8,420           $     7,505
                                                      ===========           ===========











The accompanying notes are an integral part of these consolidated financial statements.


                           BELL NATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      September 30,        December 31,
                                                          1995                 1994
                                                       (Unaudited)

Current Liabilities:
    Accounts payable                                  $     2,033           $     1,589
    Current portion of capitalized lease obligations            3                     3
    Current portion of long-term debt                         400                   300
    Accrued compensation and employee benefits                497                   515
    Accrued expenses                                          371                   335
                                                      -----------           -----------

       Total current liabilities                            3,304                 2,742

Long-term debt                                              3,042                 2,621

Accrued stock appreciation rights                             356                   356

Capital lease obligations, less current portion                 4                     6

Other liabilities                                             201                   254
                                                      -----------           -----------

                                                            6,907                 5,979

Stockholders' equity:

    Common stock, no par value; authorized 12,000,000
     shares, issued and outstanding 5,283,114 shares at
     September 30, 1995 and December 31, 1994              15,800                15,800

    Additional paid-in capital                                 10                    10

    Accumulated deficit                                   (14,297)              (14,284)
                                                      -----------           -----------

     Total stockholders' equity                             1,513                 1,526
                                                      -----------           -----------

                                                      $     8,420           $     7,505
                                                      ===========           ===========



The accompanying notes are an integral part of these consolidated financial statements.

                           BELL NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                  (Unaudited)

                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                             ------------------          -----------------
                                             1995          1994          1995         1994
                                             ----          ----          ----         ----

Net  sales                                 $   3,316    $   3,531     $  10,319    $  10,400

Costs and expenses:
    Cost of sales                              1,723        1,825         5,369        5,312
    Selling, general and administrative        1,555        1,541         4,638        4,727
                                           ---------    ---------     ---------    ---------

Operating income                                  38          165           312          361

Other income (expense):
    Interest expense                             (87)         (84)         (259)        (227)
    Other                                         (6)          (8)          (31)         (35)
                                           ---------    ---------     ---------    ---------

Income before income taxes
    and extraordinary item                       (55)          73            22           99

Provision for income taxes                        --           (1)          (35)         (14)
                                           ---------    ---------     ---------    ---------

Income before extraordinary item                 (55)          72           (13)          85

Extraordinary item, net of taxes of $10           --           --            --          241
                                           ---------    ---------     ---------    ---------

Net income                                 $     (55)   $      72     $     (13)   $     326
                                           =========    =========     =========    =========


Earnings per share and weighted average
  number of common shares outstanding:
    Net income before extraordinary item   $    (.01)   $     .01     $      --    $     .01
    Extraordinary item                            --           --            --          .05
                                           ---------    ---------     ---------    ---------
    Net income                             $    (.01)   $     .01     $      --    $     .06
                                           =========    =========     =========    =========

    Weighted average number of common
    shares outstanding                     5,283,114    5,283,114     5,283,114    5,280,007
                                           =========    =========     =========    =========




The accompanying notes are an integral part of these consolidated financial statements.

                           BELL NATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                  (Unaudited)



                                    Common Stock         Additional     Accum-        Total
                               ----------------------      Paid-in      ulated     Stockholders'
                               Shares         Dollars      Capital     Deficit        Equity
                               ------         -------      -------     -------        ------
Balance at
  December 31, 1994            5,283,114   $    15,800    $      10   $(14,284)    $   1,526

Net income                            --            --           --        (13)          (13)
                               ---------   -----------    ---------   --------     ---------

Balance at
  September 30, 1995           5,283,114   $    15,800    $      10   $(14,297)    $   1,513
                               =========   ===========    =========   ========     =========






























The accompanying notes are an integral part of these consolidated financial statements.

                           BELL NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                  (Unaudited)

                                                       Nine Months Ended September 30,
                                                      --------------------------------
                                                          1995                 1994
                                                          ----                 ----
Operating activities:
Net (loss) income                                     $       (13)          $       326

Adjustments to reconcile net (loss) income to
  cash provided by operating
   activities:
    Depreciation                                               48                    63
    Amortization of goodwill                                   15                    15
    Amortization of deferred sample books                     660                   825
    Extraordinary item - forgiveness of interest               --                    --
    Accretion of discount on notes payable
     to Azimuth                                                --                    14
    Amortization of deferred debt commitment fee               16                    13

(Increase) decrease in assets:
    Accounts receivable                                      (210)                 (181)
    Inventory                                                  40                   (38)
    Prepaid expenses and other current assets                 (89)                 (128)
Increase (decrease) in liabilities:
    Accounts payable                                          444                  (307)
    Accrued compensation and employee benefits               (18)                    20
    Accrued expenses                                           36                  (269)
    Accrued stock appreciation rights                          --                   146
    Other liabilities                                         (53)                   --
                                                      -----------           -----------
    Net cash provided by operating activities                 876                   499
                                                      -----------           -----------

Investing activities:
    Acquisition of property and equipment                     (57)                  (15)
    Purchase of deferred sample books                      (1,286)                 (525)
                                                      -----------           -----------
    Net cash used in investing activities                  (1,343)                 (540)
                                                      -----------           -----------

Financing activities:
    Net borrowings on long-term bank debt                     521                   621
    Net payments on long-term subordinated debt                --                  (570)
    Payment of deferred debt commitment fee                   (52)                   --
    Principal payments on capital lease obligations            (2)                  (10)
                                                      -----------           -----------
    Net cash provided by financing activities         $       467           $        41
                                                      -----------           -----------



The accompanying notes are an integral part of these consolidated financial statements.

                           BELL NATIONAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                  (Unaudited)



                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                          1995                 1994
                                                          ----                 ----

Net decrease in cash and cash equivalents             $        --           $        --

Cash and cash equivalents at beginning of period               --                    --
                                                      -----------           -----------

Cash and cash equivalents at end of period            $        --           $        --
                                                      ===========           ===========



Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
    Interest                                          $       290           $       213
    Income taxes                                               59                    53





















The accompanying notes are an integral part of these consolidated financial statements.

                           BELL NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (Unaudited)



Note 1.   The Company

General. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1994.

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

Nine Months Ended September 30, 1995 The Company had net sales of $10,319,000, cost of goods sold of $5,369,000, selling, general and administrative expenses of $4,638,000 and operating income of $312,000 during the first nine months of 1995. Operating income was reduced by interest expense of $259,000, other expense of $31,000, income taxes of $35,000 resulting in a net loss of $13,000.

Nine Months Ended September 30, 1994 The Company had net sales of $10,400,000, cost of goods sold of $5,312,000, selling, general and administrative expenses of $4,727,000 and operating income of $361,000 during the first half of 1994. Operating income was reduced by interest expense of $227,000, other expense of $35,000, income taxes of $14,000, and increased by an extraordinary item net of tax of $241,000 resulting in net income of $326,000.

Comparison Of Nine Month 1995 Results To 1994 Sales for the first nine months of 1995 decreased by $81,000 compared to the corresponding period in 1994. Sales of woven and multipurpose cut fabric for upholstery decreased by approximately $490,000 or 12%, while sales of sheer fabrics used mainly for draperies increased by approximately $83,000 or 3% compared to the prior year. Weakness in printed fabric sales over the last few years has caused more intense competition in the woven fabric market, leading to the Company's declining sales volume of woven fabrics. Printed fabric sales to residential clients continues to be weak. During the first nine months of 1995, the volume loss to residential clients was partially offset by an increased use of printed fabric in manufactured draperies.

Partially offsetting the decline in sales of cut fabric during the first nine months was an increase in sales of manufactured draperies and drapery rods. The increase in contract sales is the result of a focused marketing effort to increase revenues from commercial customers, considered to be a less cyclical customer base. These efforts have been successful to date but bring with them certain risks including the possible loss of current clients and a greater concentration of revenue in a smaller customer base. Management anticipates that revenue related to contract sales for the remainder of 1995 will be flat in comparison to 1994 and will not offset the expected decrease in cut fabric volume.

In addition to the decrease in sales, the gross profit percentage decreased by a
 .9% from 48.9% in 1994 to 48.0% in 1995. Material costs increased by .8% in 1995 due mainly to the mix of products sold and workroom costs increased by .3% due to the increased sales volume of manufactured draperies.

The resulting $138,000 decrease in gross profit during the first nine months of 1995 compared to 1994, was partially offset by a decrease in selling, general and administrative expenses of $89,000. The decrease in selling, general and administrative costs was the result of $146,000 of expense in 1994 for compensation related to the Company's issued and outstanding stock appreciation rights. There has been no such expense recognized in 1995. The 1994 expense was a result of the increase in the average of the bid and ask prices for the Company's common stock in the first half of 1994. The decrease in SAR compensation expense was partially offset by an increase in Payne's selling, general and administrative costs of $46,000. As a result of the above, operating income decreased by $49,000 during the first nine months of 1995 compared to 1994.

Interest expense increased by $32,000 from $227,000 in 1994 to $259,000 in 1995 due to an increase in the bank interest of $46,000 partially offset by a decrease in subordinated debt interest of $14,000. Other expense decreased $4,000 in 1995 and the provision for income taxes increased by $21,000.

The Company had a net loss before the extraordinary item of $13,000 or $0.00 per share in the first nine months of 1995 compared to net income and earnings per share before the extraordinary item of $85,000 or $0.01 per share in 1994.

In the second quarter of 1994, the Company recorded an extraordinary item of $241,000, net of income taxes of $10,000, representing the forgiveness of accrued interest on the subordinated debt. The forgiveness of the accrued interest was related to the April 1994 prepayment of the subordinated debt payable to Azimuth Corporation.

Net income after the extraordinary item was $326,000 in the first nine months of 1994 compared to a net loss of $13,000 for the same period in 1995. Earnings per share after the extraordinary item in 1994 were $0.06 compared to a loss per share of $0.00 in 1995.

Quarter Ended September 30, 1995 The Company had net sales of $3,316,000, cost of goods sold of $1,723,000, selling, general and administrative expenses of $1,555,000 and operating income of $38,000 during the third quarter of 1995. Operating income was reduced by interest expense of $87,000, other expense of $6,000 resulting in a net loss of $55,000.

Quarter Ended September 30, 1994 The Company had net sales of $3,531,000, cost of goods sold of $1,825,000, selling, general and administrative expenses of $1,541,000 and operating income of $165,000 during the third quarter of 1994. Operating income was reduced by interest expense of $84,000, other expense of $8,000 and income taxes of $1,000 resulting in net income of $72,000.

Comparison Of Third Quarter 1995 Results To 1994 The sales for the third quarter of 1995 decreased by $215,000 compared to the corresponding period in 1994. Sales of woven and multipurpose cut fabric for upholstery decreased by approximately $117,000 or 9%, while sales of sheer fabrics used mainly for draperies increased by approximately $153,000 or 13% compared to the prior year.

Partially offsetting the decline in sales of cut fabric during the third quarter was an increase in sales of manufactured draperies. The bulk of the 1995 increase in contract sales occurred in the second quarter when sales increased 180% reflecting the additional effort and capital expended in this line of business. Contract sales in the third quarter increased $170,000 or 98%. Management does not anticipate that increases in the sale of completed draperies will offset future declines in cut fabric sales.

The third quarter gross profit percentage decreased by .3% from 48.3% in 1994 to 48.0% in 1995 due to an increase in material costs as a result of the mix of products sold in 1995 compared to 1994. As a result gross profit decreased by $113,000 in the third quarter of 1995 compared to 1994.

Selling, general and administrative expense increased by $14,000. As a result of the above, 1995 operating income decreased by $127,000 during the third quarter of 1995 compared to 1994.

Interest expense decreased by $3,000 from $84,000 in 1994 to $87,000 in 1995. Other expense decreased $2,000 in 1995 and the provision for income taxes decreased by $1,000.

The Company had a net loss of $55,000 in the third quarter of 1995 compared to net income of $72,000 for the same period in 1994. In the third quarter of 1995 the company had a loss of $.01 per share compared to earnings of $0.01 per share in the corresponding period of 1994.


Liquidity and Capital Resources

Available Resources. Management believes that cash to be provided by operations, a managed decrease in inventory and funds available under its line of credit will be sufficient to fund the Company's, 1995 cash needs.

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

Future Needs For and Sources of Capital.

During the first nine months of 1995, the Company generated $876,000 of cash from operations compared to $499,000 during the corresponding period in 1994. Greater cash was generated from operations in 1995 primarily as a result of an increase in account payable and accrued expenses during the first nine months of 1995 compared to a decrease in accounts payable and accrued expenses in the first nine months of 1994 partially offset by lower earnings in 1995. Accounts receivable, inventory and prepaid expenses and other current assets increased by $259,000 in 1995. The increase in current assets was offset by an increase in current liabilities (excluding the current portion of debt and capital lease obligations) of $462,000 in 1995. The increase in current liabilities was primarily the result of an increase in accounts payable balance at September 30, 1995 compared to December 31, 1994. The operating cash generated in 1995 and borrowing on long term bank debt of $521,000 was used to purchase $1,286,000 of inventory sample books, purchase property and equipment of $57,000 reduce capitalized lease obligations by $2,000 and pay bank refinancing and associated costs of $52,000.

A decision that the Company faces annually is the proper amount of capital to devote to the Spring and Fall new line introductions. This is the Companies most substantial continuing investment decision and has a direct impact on levels of both inventory and sampling expense associated with the new line. The Spring 1995 introduction was similar in size to the Spring 1994 introduction, both of which were about 30% higher than the five previous Spring introductions. The Company has committed to a Fall 1995 introduction level similar to the Spring 1995 level, which is approximately 30% above the three previous Fall introductions. On an annual basis the 1995 introduction level exceeds all years since 1986. In addition to the difficulties of predicting the new introductions market acceptance, revenues are subject to a number of factors including general economic trends which make forecasting the outcome of this investment extremely difficult. As the market has not yet fully absorbed the 1995 new line, it is uncertain what impact the increased investment will have on future revenues.

During the first nine months of 1994, the Company generated $499,000 of cash from operations. Accounts receivable, inventory and prepaid expenses and other current assets increased by $347,000 in 1994 and current liabilities (excluding the current portion of debt and capital lease obligations) decreased by $556,000 in 1994 of which $251,000 related to the forgiveness of subordinated debt interest. The operating cash generated in 1994 and borrowing on long term bank debt of $621,000 was used to purchase $525,000 of inventory sample books, purchase $15,000 of equipment, reduce capitalized lease obligations by $10,000 and refinance the subordinated debt of $570,000.




PART II. OTHER INFORMATION


-none-

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BELL NATIONAL CORPORATION
                                     ------------------------------------------
                                            (Registrant)



Date: November 10, 1995              /s/   Alexander M. Milley
                                     ------------------------------------------
                                     Alexander M. Milley, Chairman of the Board
                                       and Secretary




Date: November 10, 1995              /s/   Thomas R. Druggish
                                     ------------------------------------------
                                     Thomas R. Druggish, Chief Financial Officer
                                       (Principal Financial Officer and
                                       Accounting Officer)