Form 10-K
period 1995-12-31
BELL NATIONAL CORP
filed 1996-03-29
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ---------------
                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended             December 31, 1995
                                 --------------------------------------------
                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from __________________ to _________________

                         Commission file number     0-935
                                               ---------------

                           BELL NATIONAL CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                  94-1451828
  ------------------------------------      ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation of organization)

4209 Vineland Road, Suite J-1, Orlando, FL                32811
------------------------------------------- ------------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's Telephone number, including area code:    (407) 849-0290
                                                    -----------------------

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
               None                                Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 8, 1996 was $581,000 based upon the average bid and asked prices of shares of the Company's common stock, no par value per share ("Common Stock"), of $0.125 per share as reported in the Electronic Bulletin Board. The number of shares of Common Stock outstanding at March 8, 1996 is 5,283,114.

                                    PART I



ITEM 1.     BUSINESS

General

Bell National Corporation ("Bell National" and together with its subsidiaries, the "Company") was incorporated in California on October 1, 1958. Through 1985, its principal subsidiary was Bell Savings and Loan Association ("Bell Savings"), a state chartered savings and loan association. On July 25, 1985, the Federal Home Loan Bank Board appointed the Federal Savings & Loan Insurance Corporation ("FSLIC") as receiver of Bell Savings. At the same time, the assets of Bell Savings were transferred to a new, unrelated, federally chartered mutual savings and loan association, Bell Federal. The FSLIC's appointment followed shortly after a determination that Bell Savings had a negative net worth. On August 20, 1985, Bell National filed a voluntary petition under Chapter 11 of the Bankruptcy Code. A Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court, and became effective June 29, 1987.

After emerging from bankruptcy proceedings in June 1987, and after a vote by shareholders to continue the operations of Bell National in October 1988, the Company reached an agreement ("Stock Purchase Agreement") with Milley Management Incorporated ("MMI"), a private investment firm, in 1989 whereby Bell National sold to a group of private investors Common Stock totaling approximately 41% of the outstanding voting shares on a fully diluted basis.

On June 15, 1990, Bell National purchased 100% of the common stock of Payne Fabrics, Inc. ("Payne"), a designer and distributor of decorative drapery and upholstery fabrics, for a purchase price of $6,493,000 and the issuance of stock appreciation rights. Bell National's other wholly owned subsidiaries, Bell Savings and Pacific Coast Holdings Insurance Company, have no operations or any significant assets or liabilities.

Payne Business Summary

Payne, a designer and distributor of high quality fabric and wall coverings since 1865, sells to the home furnishing industry. The Company's products include printed and plain textured drapery fabric, woven upholstery fabric, sheer-casement window fabrics, trimmings and wallpaper. The selection, design and distribution of decorative cut fabrics comprise approximately 90% of the Company's annual revenues. The Company also custom manufactures draperies and bedding items primarily for institutions; these sales represent the remaining 10% of total revenue.

Payne keeps in stock more than 7,100 different fabrics, composed of as many as 1,520 patterns, of which roughly half represent exclusive Payne designs. Most patterns are produced in four to five color combinations. Payne's fabrics reflect classical and traditional patterns adapted to contemporary color combinations and weave blends. The Company's product line offers the decorator the ability to purchase fabric from a single source.

The Company introduces approximately twenty collections, composed of 1,500 fabrics, or 20% of its product line each year in its fall and spring fabric introductions. Each fabric collection is organized around a common theme which is generally built upon in subsequent introductions as well as being designed to coordinate with other collections. The Company believes that its current number of fabrics and patterns represent an appropriate product mix for its targeted markets, the medium and upper price ranges, of the decorative cut fabric market. The Company plans to maintain its current level of patterns by retiring approximately the same number of patterns that it introduces each year in its semiannual collections. To facilitate the inventory reductions, the Company maintains an outlet store in Dayton, Ohio where remnant fabric pieces of less than five yards and obsolete inventory are sold.

Payne focuses the price range of its products on the medium and high end of the market which represents approximately 60% of the entire decorative fabric market. Approximately 70% of the Company's fabric patterns are considered to be in the medium price range, with the remaining 30% in the upper price range.

Payne's line is primarily targeted to interior designers. Interior designers are generally independent individuals whose taste and quality requirements can only be met with a unique high-quality fabric or wall covering. Payne currently services 12,000 U.S. based designers through a network of independent agents, independent mini-show rooms, company show rooms and company sales representatives. Payne's other major customers are hospitality and institutional agencies such as hotels, universities, government agencies and similar organizations responsible for facilities maintenance and decoration. Printed fabrics are also supplied to top quality furniture manufacturers for their production needs.

The Company markets its products principally through the use of four Company leased showrooms (including one located at the Company's Dayton facility), as well as sixteen U.S. and six foreign independent agent showrooms. The Company's leased showrooms feature Payne's fabric exclusively, whereas the independent and mini showrooms, which are operated by the Company's sales agents, display other fabric lines in addition to those of the Company. The Company believes that it is the dominant line for each of the independent showrooms, with the exception of those in Boston, Seattle, San Francisco and Los Angeles. In these showrooms it is the secondary line, after three fabric companies with products positioned in a higher price segment than the Company. Payne's showrooms are supported by nine Company salaried sales people and twenty-one independent commissioned sales agents.

The following sets forth Payne's sales by major product category for 1995, 1994 and 1993, respectively: Upholstery fabrics accounted for 29.0%, 32.5% and 33.0% of Payne's sales. The decrease in the upholstery sales percentage was due to an increase in trim sales, while upholstery sales declined slightly. Drapery fabric represented 30.5%, 29.7% and 30.6% of Payne's sales in 1995, 1994 and 1993, respectively. The slight increase in 1995 drapery fabric sales is the result of the Company's emphasis on adding new institutional customers to replace the loss in residential customers. The 1994 decrease in sales of drapery fabrics represents a continuing trend by consumers and decorators in the residential market toward "hard" window treatments such as mini blinds, window shades and a change in distribution from decorators to retail fabric discount stores. Supplies, consisting of trim, rods, etc., represented 16.2%, 15.7% and 14.4% in 1995, 1994 and 1993, respectively. The increase in the percentage of trim sales is attributable to customer acceptance of the product and decreasing sales of upholstery and draperies. A wider range of products and variety offered by Payne accounts for the increased trim sales.

Sources of Raw Materials

Many of Payne's fabrics, wall coverings and woven fabrics are designed at its New York City design studio and are exclusive to Payne. Other fabrics sold by Payne are licensed under exclusive arrangements with independent designers. Product offerings are contracted for manufacture by a network of independently owned printing and weaving mills primarily located in the United States and Europe. Occasionally product is also provided from sources in Africa, Asia, as well as Central and South America.

Payne's fabrics are printed by a variety of processes, such as hand-screening and rotary printing. The type of process used in the printing of a fabric is the major determinant of the cost of the product, the quality of the print design and the color schemes employed. The hand-screening process is typically used for the more expensive fabric products, as it gives a finer design and color imprint than is possible with a rotary printer.

The Company is not dependent on any one single source for the manufacture of its fabric or the printing of its designs. Sourcing of product from outside of the U.S. is subject to fluctuations in foreign currency exchange rates.

Licenses

The Company has exclusive copyrights on all designs developed in its New York City studio. In addition, the Company obtains exclusivity on the sale of certain Company selected designs from the manufacturers. Although not evidenced by written agreements these manufacturers, by industry standards, have maintained exclusivity until notified otherwise by the original exclusive distributor.

Seasonality

New product has traditionally been introduced in semi-annually in periods referred to as the spring and fall introductions because the timing has roughly coincided with these seasons. Sample lengths and books are produced to meet these introduction periods. The Company's sales have generally not been subject to significant seasonality fluctuations.

Customers

The Company's business is not dependent upon any single customer. The average customer sale is approximately three hundred dollars.

Competitive Conditions

Because the Company has the exclusive copyright, contract or exclusivity arrangements on the designs that it markets, there is no direct competition for the sale of those designs. However there are numerous competitors who market different fabric designs in the medium to high price range categories and are therefore in competition with the Company for a share of the decorative fabric market.

The Company's designs are influenced by current fashion, home furnishing lifestyles and consumer trends. The process from design inception to actual production takes approximately eighteen months. The Company believes that after production, six months are required before it can begin to determine a product's degree of success or failure.

The long time frame necessary for the design of exclusive fabrics gives rise to a greater risk of obsolescence for these products. Since Payne has to guarantee minimum order commitments from its source mills before it receives any market feedback on its product line, it runs the risk that it may misjudge the market, thus creating an exclusive product for which there may be little demand and for which it will have to hold significant inventory. When the fabric is not exclusive to Payne, reorder of open stock fabrics directly from its milling source alleviates the requirement that it carry the product in its own inventory.

Employees

As of December 31, 1995, the Company had a total of 89 full and part time employees (including officers). None of the employees are represented by a union.

Environmental

Management believes that environmental compliance will have no material effect on capital expenditures, earnings and competitive position.

ITEM 2.     PROPERTIES

Payne's leased facilities in Dayton, Ohio serve as their principal offices, storage and distribution facility, as well as housing an outlet store and a showroom. Payne's facility in Dayton includes a workroom where customer specified draperies and window appointments can be custom built. Bell National rents office space for its corporate headquarters in Orlando, Florida from Milley Management Incorporated. The Chairman of the Company is the President, Chairman and majority shareholder of Milley Management Incorporated. In addition, certain of the other officers of the Company are also officers of Milley Management Incorporated.

Payne also leases a New York City design studio. In addition, Payne leases various showroom facilities at which its product line is displayed. The showrooms are located in strategic cities that have provided strong acceptance, or potential acceptance, of Payne's line. Whenever possible, the showrooms are located in design centers that various furniture, fabric and design companies also use to display their goods and services. Designers, Payne's principal customers, often use these centers as a "one stop" approach to shopping for their needs. Location in these design centers provide Payne's line with maximum exposure to its principal customers. Loss of Payne's current locations, or inability to locate new facilities could negatively impact sales volume in the affected region. With the exception of these design center showrooms, facilities relocation would not affect the Company's operations.

ITEM 3.     LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is subject nor are there any proceedings known to be contemplated by government authorities against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 1995.

                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

There is presently no established public trading market for the common stock of the Company and trading activity is limited. The following dealers have indicated an interest in trading the stock on the Electronic Bulletin Board:
Wedbush Securities, Inc.; Troster Singer Corporation; and Carr Securities Corporation.

Holders

As of March 8, 1996 there were approximately 1,075 holders of record of Bell National's common stock.

Dividend History

Bell National does not pay a cash dividend and is not allowed to pay a dividend under term of its credit agreement with Bank One, Dayton, National Association. In the absence of such an agreement, it is likely that Bell National would retain its earnings for use in the development of its business.

Stock Transfer Agent

The Company's stock transfer agent is Continental Stock Transfer and Trust Co., 2 Broadway, New York, New York 10004. (212) 509-4000.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data is derived from, and qualified by reference, to the audited Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth the selected financial data as of the dates shown and for the periods shown:

Balance Sheet Data (dollars in thousands):

                          December 31,  December 31,  December 31,  December 31,  December 31,
                             1995           1994          1993          1992         1991
                             ----           ----          ----          ----         ----
Total Assets               $  7,910      $  7,505      $  7,298      $  7,596      $  7,621
Notes Payable                 3,042         2,921         3,139         4,019         4,153
Stockholders' Equity          1,574         1,526         1,203         1,005           980



Statement of Operations Data (dollars in thousands except per share amounts):

                                       Years Ended December 31,
                           ---------------------------------------------------
                             1995       1994       1993       1992       1991
                             ----       ----       ----       ----       ----

Net sales                  $  13,653  $  13,877  $  14,107  $  14,000 $  13,715
Operating income                 469        675        643        463       188
Net income (loss) before
  extraordinary item              48        177        198         25       321)
Net income (loss) after
  extraordinary item              48        320        198         25      (321)

Net income (loss) per share
  before extraordinary item      .01        .03        .04         --      (.06)
Net income (loss) per share
  after extraordinary item       .01        .06        .04         --      (.06)

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and Expenses See Note 1 to the Consolidated Financial Statements for background on the Company. The Company's 1995, 1994 and 1993 revenues and expenses result from the operation of Payne, which was acquired in June 1990.

The Company's 1995 sales were $13,653,000 compared to sales of $13,877,000 in 1994. The 1995 sales decrease of $224,000 was attributable to decreased sales of drapery and upholstery fabrics partially offset by increased drapery fabrications sales. Gross profit decreased $328,000 from $6,854,000 in 1994 to $6,526,000 in 1995. The decrease in gross profit was due to the sales volume decrease and a 1.6% decrease in the gross profit percentage from 49.4% in 1994 to 47.8% in 1995. This is identifiable to the loss of high margin drapery and upholstery fabric sales somewhat replaced with the lower margin drapery fabrication sales. Selling, general and administrative expenses decreased $122,000 from $6,179,000 in 1994 to $6,057,000 in 1995. The decrease was identifiable to decreased stock appreciation rights accruals and decreased sample book amortization expense partly offset by increased sample length expense. During 1995 sample book amortization decreased as a result of a decrease in the total expenditures for deferred sample books during the three year period ended December 31, 1995 as compared to the three year period ended December 31, 1994. The increased sample length expense in 1995 over 1994 reflects the larger number of new products introduced year to year. As a result of the decrease in gross margin offset by a decrease in selling, general and administrative expense, operating income decreased by $206,000. The decrease in sales in 1995 reflects continuing weakness in the fabric market. Management believes that significant earnings growth is dependent upon an increase in sales. In comparison to prior years, both 1995 and 1994 sales are down.

Interest expense increased $39,000 from $308,000 in 1994 to $347,000 in 1995 due mainly to the higher average debt balance in 1995. The provision for taxes decrease $117,000 to $29,000 in 1995 from $146,000 in 1994 due to the lower reported profit in 1995. Taking into account these items, 1995 income before extraordinary items was $48,000 in 1995, down $129,000 from 1994 income before extraordinary items of $177,000. In 1994 there was an extraordinary gain of $143,000, net of taxes, due to the retirement of the senior subordinated note. After taking this into account the net income in 1995 of $48,000 is down $272,000 from 1994 net income of $320,000. 1995 earnings per share were $0.01 versus $0.06 in 1994, however 1994 earnings per share included $0.03 from the non-recurring extraordinary item. Earnings per share before extraordinary items in 1995 were $0.01 versus $0.03 in 1994.

The Company's 1994 sales were $13,877,000 compared to sales of $14,107,000 in 1993. The sales decrease of $230,000 was attributable to a combined decrease in sales of drapery and upholstery fabrics along with a decrease in wallpaper fabrics. Gross profit decreased $148,000 in 1994 from $7,002,000 in 1993 to $6,854,000 in 1994. The decrease in gross profit was due to a combination of the sales volume decrease and a 0.2% decrease in the gross profit percentage from

49.6% in 1993 to 49.4% in 1994. Selling, general and administrative expenses decreased $180,000 from $6,359,000 in 1993 to $6,179,000 in 1994. The decrease was almost entirely due to the drop is Payne's selling expenses of $344,000 consisting of a decrease in sample book amortization and lower showroom rent due to renegotiated lease terms. During 1994, sample book amortization decreased as a result of a decrease in expenditures for deferred sample books during the three year period ended December 31, 1994 as compared to the three year period ended December 31, 1993. The decrease in Payne's selling expense was partially offset by an increase in the corporate general and administrative expense of $180,000 due mainly to the increase in expense related to the SAR's accrual. As a result of the decrease in gross margin offset by a decrease in selling, general and administrative expense, operating income increased by $32,000. The company will continue to attempt to reduce costs but does not anticipate being able to find additional cost savings of the same magnitude in the future. The slight decrease in sales in 1994 and the continuing flat sales over the last few years reflects the continuing weakness in the fabric market.

Furthermore interest expense decreased by $112,000 from $420,000 in 1993 to $308,000 in 1994 due mainly to a decrease in the subordinated debt interest as a result of the May 1994 prepayment partially offset by a $10,000 increase in bank interest. The provision for taxes increased by $132,000 from $14,000 in 1993 to $146,000 in 1994. This increase is a result of higher pre-tax income and a higher effective tax rate in comparison to 1993. Management has taken a conservative approach to reporting income taxes in the financial statement by eliminating the utilization of Federal net operating loss benefit carryforwards from the income tax provision calculation. As a result of the above, the Company recorded net income before the extraordinary item in 1994 of $177,000 ($0.03 per share) compared to a net income in 1993 of $198,000 ($0.04 per share). During 1994, the Company prepaid the senior subordinated note with a face value of $600,000 for $570,000, which was the book value net of the discount at the closing date. In connection with the prepayment, the holder of the note forgave all unpaid interest totaling $252,000 as of December 31, 1993. As a result of the interest forgiveness, the Company recorded an extraordinary item of $143,000 (net of $109,000 of tax). Earnings after this extraordinary item in 1994 were $320,000 or $.06 per share.

The Company's 1993 sales were $14,107,000 compared to sales of $14,000,000 in 1992. The sales increase of $107,000 was mainly attributable to an increase in sales of woven cut fabric used for furniture coverings and sales by Payne of fabric under a license and distribution agreement partially offset by a decline in wall covering and drapery fabric. Gross profit increased $76,000 in 1993 from $6,926,000 in 1992 to $7,002,000 in 1993. The increase in gross profit was due to the sales volume increase and a .1% increase in the gross profit percentage from 49.5% in 1992 to 49.6% in 1993. Selling, general and administrative expenses decreased $104,000 from $6,463,000 in 1992 to $6,359,000 in 1993 due to personnel related expense reductions.

As a result of the increase in gross margin and the decrease in selling, general and administrative expenses, operating income increased by 39% or $180,000 in 1993. Furthermore interest expense decreased by $25,000 from $445,000 in 1992 to $420,000 in 1993 due to a decrease in the average bank debt balance somewhat offset by an increase in subordinated debt interest due to the effect of the penalty rates on late payments of interest. As a result of the above, the Company recorded net income in 1993 of $198,000 ($0.04 per share) compared to a net income in 1992 of $25,000 ($0.0 per share).

The Company has a remaining Goodwill balance net of amortization of $683,000 and $703,000 at December 31, 1995 and 1994. The Company believes this asset is fairly valued and continues to amortize it over a 40 year period. A determination contrary to this would require that the amortization period be shortened and profitability effected by an adjustment which could be as much as the then remaining balance. In the unlikely event of such an occurrence certain financial covenants of the Company's Revolving Agreement (see below) would likely be violated.

The Company is not a party to any derivative or interest swap agreement.


LIQUIDITY AND CAPITAL RESOURCES

Available Resources. The Company's consolidated unrestricted cash position at December 31, 1995 and December 31, 1994 was $0. The Company has instituted a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding debt provides the Company with a greater reduction in interest expense than could be offset with interest income from alternative investments. In the absence of the Agreement requiring such a system, the Company would continue to use excess funds to immediately reduce bank debt. A review of the financial statements, summary data, working capital and discussion of liquidity must take into consideration that the Company does not maintain any cash balances in any of its accounts by design. Working capital needs, when they arise, are met by daily borrowings.

During 1995, the Company had cash flow from operations before working capital changes of $1,099,000. Working capital and other changes increased cash flow by $638,000 resulting in cash flow provided by operating activities of $1,737,000. The cash flow from operations and net borrowings under the bank credit facilities of $121,000 funded the spending for sample books of $1,727,000, property and equipment of $76,000, payment of deferred debt commitment fees of $52,000 and capital lease obligations of $3,000. On May 17, 1995 the Company entered into a new credit agreement (see below). Through May 17, 1995 the Company made scheduled monthly installment payments totaling $275,000 and borrowed $346,000 on the revolver loan facility with Bank of America, Illinois. On May 17, 1995 the Company borrowed $2,992,000 under its new credit agreement with Bank One, Dayton, N.A. to extinguish the then existing debt with Bank America, Illinois. The Company thereafter made scheduled quarterly installment payments totaling $200,000 and borrowed $250,000 on the new revolving loan facility. The increase in 1995 working capital was due primarily to decreases of $390,000 in inventory and increases of $312,000 in accounts payable.

During 1994, the Company had cash flow from operations before working capital changes of $1,444,000. Working capital and other changes decreased cash flow by $401,000 resulting in cash flow provided by operating activities of $1,043,000. The cash flow from operations and net borrowing on the bank credit facility of $338,000 funded the spending for sample books of

$784,000, property, plant and equipment of $24,000, the prepayment of the senior subordinated note in the amount of $570,000 and the payment of capital lease obligations of $3,000. The net borrowing on the bank credit facility consisted of scheduled monthly installment payments totaling $645,000 on the term loan facility, plus the increase in the term facility of $570,000, to prepay the senior subordinated note, and an increase in the revolver loan facility of $413,000. During 1994, working capital decreased primarily due to an increase in inventory of $605,000 due to the receipt of the spring line in the fourth quarter of 1994 that was greater than the spring line in the prior year.

During 1993, the Company had cash flow from operations before working capital changes of $1,600,000. Working capital and other changes added $172,000 of cash flow to operations resulting in cash flow provided by operating activities of $1,772,000. The cash flow from operations funded the spending for sample books of $741,000, property, plant and equipment of $55,000, and repaid long term bank debt of $910,000, and capital leases obligations of $66,000. The repayment of long term bank debt consisted of scheduled monthly installments of $50,000 on the term loan facility and voluntary reductions in the revolver loan facility totaling $210,000. During 1993, current assets, primarily inventory increased by $284,000. Inventory increased due to the receipt of the spring line in the fourth quarter of 1993 that was greater than the spring line in the prior year. The increase in inventory was offset by a $450,000 increase in current liabilities, excluding the change in the current portion of long term debt and capitalized leases. The increase primarily related to accounts payable growth as a result of the increase in the inventory at year end.

Future Needs For and Sources of Capital. Management believes that cash to be provided by operations and funds available under the Revolving Agreement (see below) will be sufficient to fund the Company's, 1996 cash needs.

As of December 31, 1995, the Company is in compliance with all covenants of the Revolving Agreement.

On May 1 1995, the Company entered into a Revolving Credit Agreement with Bank One, Dayton, National Association (the "Revolving Agreement"). The terms of the Revolving Agreement provide for a total loan facility of $4,125,000 consisting of a term loan of $1,025,000, payable in seven quarterly installment of $100,000 and a balloon payment of $325,000 due on June 30, 1997. The remaining portion of the Revolving Agreement consists of a revolving line of credit, which matures three years from the loan closing date. Borrowings under the revolving line of credit are based on a percentage of Payne's eligible accounts receivable and a percentage of Payne's eligible inventory, as defined in the Revolving Agreement. The Revolving Agreement is collateralized by all of the assets of Payne, guaranteed by the Company and subject to certain restrictive covenants.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the fiscal years in the three-year period ended December 31, 1995, together with the report thereon of Ernst & Young LLP dated March 27, 1996, are filed as part of this report commencing on page F-1.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

During 1995, 1994 and 1993, the Company neither changed its accountants nor reported a disagreement on Form 8-K on any matter of accounting principle or practice or financial statement disclosure.



                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is information regarding the executive officers and directors of Bell National, including information furnished by them as to principal occupations for the last five years, certain other directorships held by them, and their ages. Directors are elected to serve until the next annual meeting. Officers are elected annually by Bell National's Board of Directors and serve at the discretion of the Board, unless otherwise indicated.

Name                          Age           Position

Alexander M. Milley           43            Chairman and Secretary

Robert C. Shaw                43            Director, President and Treasurer

Raymond O'S. Kelly            61            Director

Nicholas E. Toussaint         58            Director

Thomas R. Druggish            40            Director and Chief Financial Officer


Alexander M. Milley became Chairman of the Board of Directors and Secretary on November 20, 1989. Mr. Milley is the founder, president and majority shareholder of Milley Management Incorporated ("MMI"), a private investment and management consulting firm incorporated on September 25, 1990. Mr. Milley is also the founder and President of Winchester National, Inc. ("Winchester"), another private investment and management consulting firm. From August 1985 to May 1986, Mr. Milley was Chairman of Neoax, Inc. ("Neoax"), now an environmental services company known as EnviroSource, Inc. and then a diversified custom vehicle and precision metal manufacturing company. Mr. Milley was Senior Vice President-Acquisitions from December 1983 until July 1986, of The Dyson-Kissner-Moran Corporation ("DKM"), a private investment company. Mr. Milley is Chairman of the Board, President and Chief Executive Officer of Azimuth Corporation ("Azimuth"), a producer of trade show exhibits and a distributor of fuses and aerospace fasteners, and Chairman and President of Cadmus Corporation ("Cadmus"), a management consulting firm. Each of Azimuth and Cadmus is a privately held company, a majority of the directors of which are officers of Winchester. Mr. Milley has been Chairman of the Board, Chief Executive Officer and President of ELXSI Corporation ("ELXSI") since September 1989. ELXSI owns and operates a chain of family restaurants in New England and a manufacturer of sewer inspection equipment incorporating video technology in Orlando, Florida.

Robert C. Shaw became President, Treasurer and a Director on November 20, 1989, as well as serving as Chief Financial Officer from November 20, 1989 to June 17, 1990. Mr. Shaw has been a Vice President of MMI since March, 1989. Prior thereto, he was Vice President Berkeley Softworks, Incorporated ("Berkeley") from September 1987 to March 1989. From January 1987 to September 1987, he was Vice President, and July 1985 until January 1987, he was Director of Finance and Operations, at Ansa Software, Incorporated ("Ansa"). Berkeley and Ansa developed and produced personal computer software. Mr. Shaw has been Chief Financial Officer and Executive Vice President of ELXSI since September 1989.

Raymond O'S. Kelly has been a Director since October 1987, and was a Vice President of the Company from October 1987 to November 1989. Since January 1, 1982, Mr. Kelly has been the President and Chief Executive of Raymond O'S. Kelly, Inc., a firm specializing in providing financial, tax advisory, and tax compliance services. Mr. Kelly has over thirty years of experience with international and domestic accounting firms.

Nicholas E. Toussaint has been a Director since October 1987, and served as President and Chief Executive of the Company from August 1985 to November 1989. Since 1979, Mr. Toussaint has been President of N.E. Toussaint & Associates, Ltd., a San Francisco consulting firm which advises banks, other institutions, and individuals concerning the feasibility of real estate investments. The firm specializes in planning corporate real estate portfolios, and in this connection, performs investment analysis. Mr. Toussaint has over twenty-five years of experience in real estate asset management, has held a senior management position with the Bank of California, and was a founding Director of a national bank and its associated bank holding company.

Thomas R. Druggish became a Director effective June 1, 1992 and became Chief Financial Officer of the Company on June 17, 1990. He currently serves as Vice President, Treasurer and Secretary of ELXSI, Secretary and Treasurer of MMI since September 1990. Prior thereto, Mr. Druggish was Assistant Controller at Borland International from April 1987 to December 1989. Borland, which acquired Ansa in September 1987, develops and markets personal computer software.

Val G. Blaugh has served as President of Payne Fabrics, Inc. since its inception in July, 1988, when the assets of the Payne Fabrics Division of Stanley Interiors Corporation were purchased by Azimuth Corporation. From December 1983 to July, 1988, Mr. Blaugh was President of the Payne Fabrics Division of Stanley Interiors Corporation. Mr. Blaugh originally joined Payne Fabrics as a Vice President of Sales and Marketing in January 1977.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of each of the most highly compensated executive officers of the Company and of all executive officers as a group during the years ended December 31, 1995, 1994 and 1993.

                          Summary Compensation Table

                                                  Annual Compensation
                                         --------------------------------------
  Name and Principal                                           Other Annual
       Position                 Year     Salary       Bonus    Compensation
       --------                 ----     ------       -----    ------------


Robert C. Shaw                  1995     $    --     $    --      $   --
  Director, President and       1994          --          --          --
  Treasurer                     1993          --          --          --  (1)

Val G. Blaugh (2)               1995     102,000          --       2,230  (3)
  President of Payne            1994     102,000          --       1,570  (3)
                                1993     102,000          --       1,170  (3)


(1) Mr. Shaw had been retained as of November 20, 1989 under a employment agreement for three years, which expired in November 1992, at an annual compensation of $50,000. As specified in the agreement, the remaining balance of the compensation has been deferred by the Company. The amounts payable are reflected in the attached Consolidated Balance Sheets for the years ended December 31, 1995 and 1994.

(2) Mr. Blaugh is a participant in the Company's defined benefit pension plan (see Note 7 to the Consolidated Financial Statements for more detail). As of January 1, 1995 his vested benefit was $281,000.

(3)  Represents calculated taxable value of leased vehicle used by Mr. Blaugh.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Bell National's capital stock as of March 8, 1996 by (i) all those known by Bell National to be beneficial owners of more than 5% of the Common Stock, (ii) all Directors and highly compensated executive officers and (iii) all executive officers and Directors as a group. Ownership information is based upon information furnished by the respective beneficial owners. Of the 5,283,114 shares of common stock of Bell National outstanding on March 8, 1996, 696,570 of such shares of common stock have been designated "Class 4-B shares" (Class 4-B shares are essentially without value) pursuant to certain legal proceedings. Class 4-B shares do not have voting rights and are not entitled to any distributions from Bell National on liquidation or otherwise. James Grauer is currently the owner of all of the Class 4-B shares outstanding. Each person has sole voting and sole investment power with respect to the shares listed below and described in the footnotes to the table, below (or shares such power with his or her spouse).
                                   Percent of
Name and Address                  Amount and Nature            Voting
of Beneficial Owner           of Beneficial Ownership*       Shares (1)
-------------------           ------------------------      -----------

The Airlie Group L.P.                 453,176                   9.9%
 115 East Putnam Avenue
 Greenwich, CT  06830

Alexander M. Milley                 1,512,514    (2)           27.3%
 (Director, Chairman of
 the Board and Secretary)
 Milley & Company
 4209 Vineland Road, Suite J-1
 Orlando, FL  32811

Robert C. Shaw,                        37,084                   0.8%
 (Director, President and
 Treasurer)

Raymond O'S. Kelly                     45,781    (3)            1.0%
 (Director)

Santa Fe Mortgage and
Development Company                   648,485                  14.1%
 Don Hancock
 Carol G. Avakian Hancock
 dba C.G.A. Avakian Co.
 Post Office Box 2540
 Fair Oaks, CA  95628

All officers and directors**        1,595,379    (2)           28.8%
as a group (3 persons)



* To the best of the Company's knowledge each of the persons and group has sole voting and dispositive power with respect to the shares shown. (All such shares are held directly.)

** The persons owning these shares, including Mr. Milley, may represent a group under section 13(d) of the Securities Exchange act of 1934, as amended.
(1) These percentages are based upon 4,577,616 shares of common stock outstanding and entitled to vote (excluding Class 4-B shares).

(2) Mr. Milley's ownership assumes the exercise of warrants for the purchase of 957,373 shares for the Company's Common Stock, which expire in 1999.

(3)   Consists entirely of shares held in trust for Mr. O'S. Kelly.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bell National retained Alexander M. Milley, as Chairman of the Board and Secretary, and Robert C. Shaw, as President and Treasurer under the terms of the Stock Purchase Agreement and related Employment Agreements. The Employment Agreements, which became effective on November 20, 1989 and expired in November 1992, provided for annual compensation of $50,000 to Mr. Shaw and $20,000 to Mr. Milley, of which only a portion of Mr. Shaw's agreement was paid. Under the terms of the Employment Agreements, Mr. Shaw and Mr. Milley are free to pursue other business ventures, investments and personal matters as long as such activities do not unreasonably interfere with their respective obligations to Bell National.

In 1988, Mr. Toussaint was granted stock options to purchase 360,000 shares of common stock under the terms of Bell National's Stock Option Plan at $.30 per share. Under the same Stock Option Plan, Mr. Kelly, a Director, was also granted stock options to purchase 90,000 shares at $.30 per share. In November 1989, such options granted under the Bell National Stock Option Plan to Toussaint and Kelly as well as former directors, were canceled and replaced with Stock Appreciation Rights ("SAR's"). In general, the number of stock options previously granted were replaced with an equal number of SAR's. Each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by Bell National prior to the exercise date. On November 15, 1995 Messrs. Kelly and Toussaint's SAR agreements were amended to extend the term of their agreements to November 20, 2001.

On June 15, 1990, Bell National completed the purchase of 83% of the stock of Payne from Azimuth Corporation ("Azimuth") for $6,493,000, which was based upon the net asset value of Payne as reflected on its unaudited balance sheet as of the close of business on June 3, 1990. Of the total purchase price paid to Azimuth, $600,000 was supported by a five-year senior subordinated note bearing interest at the rate of 10% per annum. The balance of the purchase price was paid in cash, partially with funds obtained under a bank credit agreement between Bell National and Continental Bank N.A. (the "Bank"). The principals of MMI currently owns 14% of Bell National's outstanding voting capital stock and would own 29% upon their full exercise of stock warrants currently held. Certain members of MMI, including among others, Alexander M. Milley and Robert S. Shaw, who are principals of MMI and the Chairman and President as well as Directors of Bell National, respectively, also own in the aggregate 16% of the outstanding voting and non-voting common stock of Azimuth. Messrs. Milley and Shaw, together with certain other members of MMI, also own approximately 4% of the combined classes of non-voting preferred stock of Azimuth. In addition, Messrs. Milley and Shaw are directors of Azimuth.

In connection with the acquisition of Payne, the remaining 17% of the outstanding capital stock was acquired from four individual stockholders, some of whom are current management employees of Payne. The Capital Stock was acquired pursuant to separate stock purchase agreements, each dated June 14, 1990, in exchange for an aggregate of 455,357 SAR's of Bell National. The aggregate number of SAR's issued in exchange for their Payne stock was determined based upon the initial investment paid by these individuals for their holdings in Payne stock in relation to the initial investment price paid by MMI for its shares of Bell National's common stock. SAR's were allocated among individuals in accordance with the ratio of the percentage of each individual's initial investment in Payne to the total investment of all four. The terms and conditions of the SAR's are set forth in stock appreciation rights agreements.

Bell National currently rents office space in Orlando, Florida from Milley Management Incorporated. Rent and administrative support expenses were approximately $120,000 in each of the years ended December 31, 1995 , 1994 and 1993. The Chairman of the Company is the President, Chairman and majority shareholder of Milley Management Incorporated. In addition, certain of the other officers of the Company are also officers of Milley Management Incorporated.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 10-K

Index to Financial Statements
                                                            Page
1.  Financial Statements                                 Number (s)
                                                         ----------

Report of Independent Auditors                              F-1
Consolidated Balance Sheets at December 31,
  1995 and 1994                                             F-2 to F-3
Consolidated Statements of Operations for the
  years ended
 December 31, 1995, 1994 and 1993                           F-4
Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1995,
  1994 and 1993                                             F-5
Consolidated Statements of Cash Flows for the
  years ended December 31, 1995, 1994 and 1993              F-6 to F-7
Notes to Consolidated Financial Statements                  F-8 to F-15


2.  Financial Statement Schedules

     Schedule                                                      Page
      Number                     Description                      Number
      ------                     -----------                      ------

       VIII            Valuation and Qualifying Accounts            S-1

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.


3.    Exhibits

Exhibit
Number      Description
------      -----------

2.1         Bell National Corporation Plan of Reorganization (Annex I).
            (Incorporated herein by reference to Item 1 of the Company's Annual Report on Form 10-K for the period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987 (File No. 3-935)).

3.1 Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 3-935)).

3.2 Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

4.1 Registration Rights Agreement dated as of November 20, 1989 among the Company, The Airlie Group L.P., Liberty Associates Limited Partnership, Winchester National, Inc., Alexander M. Milley, Alan D. Gordon, Kim G. Davis, Brian E. Kinsman, Kevin P. Lynch and Robert C. Shaw (collectively, the "Purchasers"). (Incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

4.2 Warrant to purchase 957,373 shares of common stock of the Company issued by the Company on November 20, 1989 to Liberty Associates Limited Partnership. (Incorporated herein by reference to Exhibit
            4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

9.1 Voting Trust Agreement dated as of May 11, 1989 between Santa Fe and Mr. Nicholas E. Toussaint, as amended. (Incorporated herein by reference to Exhibit 9.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.1 Standstill Agreement between Bell National Corporation, Santa Fe Development and Mortgage Company, Inc., Donald Hancock, Carol G. Avakian Hancock, and Fred L. Harris, dated October 20, 1988. (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 3-935)).

10.2 Stock Purchase Agreement dated as of August 17, 1989 by and among the Company and the Purchasers. (Incorporated herein by reference to Annex I of the Company's Proxy Statement dated October 2, 1989 delivered to shareholders of the Company in connection with a Special Meeting of Shareholders of Company held on November 3, 1989. (File No. 3-935)).

10.3 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Edward B. Collins. (Incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.4 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Charles J. Hart. (Incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.5 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.6 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Edward K. Taapken. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.7 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.8 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and John Vida. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.9 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Robert A. Huret. (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.10 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Alan E. Rothenberg. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.11 Stock Purchase Agreement dated as of June 15, 1990 by and among the Company, as purchaser, and Azimuth Corporation, as seller. (Incorporated herein by reference to Exhibit 2(a) of the Company's Form 8-K filed June 15, 1990. (File No. 3-935)).

10.12 Loan Agreement dated as of June 14, 1990 between the Company, the borrower, and Continental Bank N.A., the lender. (Incorporated herein by reference to Exhibit 10.12 of the Company's Form 8-K filed June 29, 1990.
            (File No. 3-935)).

10.13 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Val G. Blaugh. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 3-935)).

10.14 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Mark van der Kloet. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 3-935)).

10.15 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Roy D. Rafalco. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 3-935)).

10.16 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Jeffrey Pratt. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 3-935)).

10.17 Employment Agreement between the Company and Alexander M. Milley dated November 20, 1989. (Incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 3-935)).

10.18 Employment Agreement between the Company and Robert C. Shaw dated November 20, 1989. (Incorporated herein by reference to Exhibit
            10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 3-935)).

10.19 Revolving Credit Agreement, dated as of May 1, 1995, among Payne Fabrics, Inc., Bell National Corporation and Bank One, Dayton, National Association.

10.20 SAR Agreement Extension, dated November 15, 1995, between the Company and Raymond O'S. Kelly.

10.21 SAR Agreement Extension, dated November 15, 1995, between the Company and Nicholas E. Toussaint.

21.1 Subsidiaries of the Company. (Incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 3-935)).

27          Financial data schedule.


(b)   Reports on Form 8-K

            Reports on Form 8-K filed during the fourth quarter of 1995.

                  None

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BELL NATIONAL  CORPORATION


Date:  March 20, 1996               BY:  /s/ Alexander M. Milley
                                        -------------------------------------
                                             Alexander M. Milley
                                         Chairman of the Board and Secretary


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                    Date
---------                                  -----                    ----

 /s/ Alexander M. Milley       Director, Chairman of the       March 20, 1996
---------------------------      Board and Secretary
  Alexander M. Milley            Board and Secretary

 /s/ Robert C. Shaw            Director, President and         March 20, 1996
---------------------------    Treasurer (Principal
  Robert C. Shaw               Executive Officer)

 /s/ Raymond O'S. Kelly        Director                        March 20, 1996
---------------------------
  Raymond O'S. Kelly


 /s/ Nicholas E. Toussaint     Director                        March 20, 1996
---------------------------
  Nicholas E. Toussaint


 /s/ Thomas R. Druggish        Director, Chief Financial       March 20, 1996
---------------------------      Officer (Principal Financial
  Thomas R. Druggish             Officer and Accounting Officer)

                           Report of Independent Auditors


Shareholders and Board of Directors
Bell National Corporation



We have audited the accompanying consolidated balance sheets of Bell National Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the accompanying index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bell National Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                      /s/  Ernst & Young LLP


Dayton, Ohio
March 27, 1996

                              BELL NATIONAL CORPORATION
                             Consolidated Balance Sheets
                               (Dollars in Thousands)


                                       ASSETS



                                                             December 31,
                                                      --------------------------
                                                        1995            1994
                                                        ----            ----
Current assets:

     Cash and cash equivalents                        $       --      $       --

     Accounts receivable, net                              1,082           1,085

     Inventory, net                                        4,083           4,473

     Prepaid expenses and other current assets               114             113
                                                       ---------       ---------

          Total current assets                             5,279           5,671

Property and equipment, net                                  212             199

Goodwill, net                                                683             703

Deferred sample books, net                                 1,696             924

Other assets                                                  40               8
                                                       ---------      ----------

                                                        $  7,910        $  7,505
                                                        ========        ========






The accompanying notes are an integral part of these consolidated financial statements.

                              BELL NATIONAL CORPORATION
                             Consolidated Balance Sheets
                               (Dollars in Thousands)

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             December 31,
                                                       ------------------------
                                                         1995            1994
                                                         ----            ----

Current liabilities:
     Accounts payable                                  $   1,901      $   1,589
     Current portion of capitalized lease obligations          3              3
     Current portion of long-term debt                       400            300
     Accrued compensation and employee benefits              449            515
     Accrued expenses                                        381            335
                                                      ----------     ----------

          Total current liabilities                        3,134          2,742

Long-term debt                                             2,642          2,621

Accrued stock appreciation rights                            356            356

Capital lease obligations, less current portion                3              6

Other liabilities                                            201            254
                                                      ----------      ----------
                                                           6,336          5,979
Stockholders' equity:
     Common stock, no par value;
     authorized 12,000,000 shares, issued and
     outstanding 5,283,114 at December 31, 1995
     and 5,283,114 at December 31, 1994                   15,800         15,800

     Additional paid-in capital                               10             10

     Accumulated deficit                                 (14,236)       (14,284)
                                                       ---------        --------

     Total stockholders' equity                            1,574          1,526
                                                       ---------      ---------

                                                       $   7,910      $   7,505
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                              BELL NATIONAL CORPORATION
                        Consolidated Statements of Operations
               (Amounts in Thousands, Except Share and Per Share Data)



                                                  Year Ended December 31,
                                           ----------------------------------
                                              1995         1994       1993
                                              ----         ----       ----

Net sales                                  $   13,653  $   13,877  $   14,107

Costs and expenses:
     Cost of sales                              7,127       7,023       7,105
     Selling, general and administrative        6,057       6,179       6,359
                                           ----------  ----------  ----------

Operating income                                  469         675         643

Other income (expenses):
     Interest expense                            (347)       (308)       (420)
     Other                                        (45)        (44)         11
                                           ----------  ----------  ----------

Income before income taxes and
     extraordinary item                            77         323         212

Provision for income taxes                        (29)       (146)        (14)
                                           ----------  ----------  ----------

Income before extraordinary item                   48         177         198

Extraordinary item, net of taxes of $109           --         143           --
                                           ----------  ----------  ----------

Net Income                                 $       48  $      320  $      198
                                           ==========  ==========  ==========

Earnings per common share
     Income before extraordinary item      $      .01  $      .03  $      .04
     Extraordinary item                            --         .03           --
                                           ----------  ----------  ----------
     Net income                            $      .01  $      .06  $      .04
                                           ==========  ==========  ==========
Weighted average number of common
     shares outstanding                     5,283,114   5,280,790   5,274,186
                                           ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                              BELL NATIONAL CORPORATION
                   Consolidated Statements of Stockholders' Equity
                               (Dollars in Thousands)


                                 Common Stock        Additional     Accum-      Total
                             --------------------     Paid-In      ulated   Stockholders'
                               Shares    Dollars      Capital      Deficit     Equity
                               ------    -------      -------      -------     ------

January 1, 1993              5,274,186   $ 15,797     $    10     $(14,802)    $ 1,005
Net income                         --         --           --          198         198
                             ---------   --------     -------     --------    --------

December 31, 1993            5,274,186     15,797          10      (14,604)       1,203

Issuance of common
  stock in connection
  with exercise of SAR's         8,928          3          --           --          3

Net income                          --         --          --          320         320
                             ---------   --------     -------     --------    --------

December 31, 1994            5,283,114     15,800          10      (14,284)      1,526

Net income                          --         --          --           48          48
                             ---------   --------     -------     --------    --------

December 31, 1995            5,283,114   $ 15,800     $    10     $(14,236)   $  1,574
                             =========   ========     =======     ========    ========













The accompanying notes are an integral part of these consolidated financial statements.

                              BELL NATIONAL CORPORATION
                        Consolidated Statements of Cash Flows
                               (Dollars in Thousands)


                                                    Year Ended December 31,
                                                 -----------------------------
                                                  1995        1994       1993
                                                  ----        ----       ----

Operating activities:

Net income                                       $   48      $  320     $  198
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                       63          80        146
  Amortization of goodwill                           20          20         26
  Amortization of deferred sample books             955       1,003      1,190
  Accretion of discount on notes payable to
    Azimuth                                          --          14         30
  Amortization of deferred debt commitment fee       20          17         16
  Provision for doubtful accounts and sales
    returns                                          (7)        (10)        (6)

(Increase) decrease in assets:
  Accounts receivable                                10         117         30
  Inventory                                         390        (605)      (293)
  Prepaid expenses and other current assets          (1)        (21)       (15)

Increase (decrease) in liabilities:
  Accounts payable                                  312         (53)       584
  Accrued compensation and employee benefits        (66)         47       (132)
  Accrued expenses                                   46        (286)        (2)
  SAR accrual                                        --         146         --
  Other liabilities                                 (53)        254         --
                                                 ------      ------     ------

Net cash provided by operating activities         1,737       1,043      1,772
                                                 ------      ------     ------

Investing activities:

Acquisition of property and equipment               (76)        (24)       (55)
Production and purchase of deferred
  sample books                                   (1,727)       (784)      (741)
                                                 ------      ------       ----

Net cash used in investing activities            (1,803)       (808)      (796)
                                                 ------      ------       ----


The accompanying notes are an integral part of these consolidated financial statements.

                              BELL NATIONAL CORPORATION
                  Consolidated Statements of Cash Flows (Continued)

                               (Dollars in Thousands)



                                                  Year Ended December 31,
                                             ----------------------------------
                                              1995         1994         1993
                                              ----         ----         ----
Financing activities:

Proceeds from the issuance of
  long-term debt                               5,994       14,783        13,800
Principal payments on long-term debt          (5,873)     (15,015)      (14,710)
Principal payments on capital leases              (3)          (3)          (66)
Payment of deferred debt commitment fee          (52)          --            --
                                             -------      -------       -------

Net cash provided by (used in)
   financing activities                           66         (235)         (976)
                                             -------      -------       -------

Net increase in cash and cash equivalents         --           --            --

Cash and cash equivalents at
  beginning of year                               --           --            --
                                             -------      -------       -------

Cash and cash equivalents at end of year     $    --      $    --       $    --
                                             =======      =======       =======



Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                 $   371       $   267       $   283
   Income taxes                                  77            55            15










The accompanying notes are an integral part of these consolidated financial statements.

                              BELL NATIONAL CORPORATION
                     Notes To Consolidated Financial Statements
                                  December 31, 1995



NOTE 1.  The Company and Basis of Presentation

Bell National Corporation ("Bell National" and together with its subsidiaries the "Company") was incorporated in California on October 1, 1958. Through 1985, its principal subsidiary was Bell Savings and Loan Association ("Bell Savings"), a state chartered savings and loan association. On July 25, 1985, the Federal Home Loan Bank Board appointed the Federal Savings & Loan Insurance Corporation ("FSLIC") as receiver of Bell Savings. At the same time, the assets of Bell Savings were transferred to a new, unrelated, federally chartered mutual savings and loan association, Bell Federal. The FSLIC's action followed shortly after a determination that Bell Savings had a negative net worth. On August 20, 1985, Bell National filed a voluntary petition under Chapter 11 of the Bankruptcy Code. A plan of reorganization was approved by the Bankruptcy Court, and became effective June 29, 1987.

On June 15, 1990, Bell National purchased 100% of the common stock of Payne Fabrics, Inc. ("Payne"), a designer and distributor of decorative drapery and upholstery fabrics, for a purchase price of $6,493,000 and the issuance of stock appreciation rights. Bell National's other wholly-owned subsidiaries, Bell Savings and Pacific Coast Holdings Insurance Company, have no significant assets or liabilities .

NOTE 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include Bell National and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company has instituted a cash management system, whereby cash generated by operations is immediately used to reduce debt. Accordingly the Company maintains no cash or cash equivalents.

Inventories. Inventories are carried at the lower of cost (first-in, first-out) or market and consist totally of finished goods. The reserve for obsolete inventory at December 31, 1995 and 1994 is $106,000 and $132,000, respectively.

Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives. Principal useful lives are as follows:

      Furniture and fixtures  10 years
      Machinery and equipment 12 years
      Leasehold improvements Useful life or life of lease, whichever is shorter Computer equipment and software 5 years

Normal maintenance and repairs are charged to expense as incurred, significant improvements are capitalized.

Goodwill. Assets and liabilities related to the Payne business combination have been accounted for as a purchase transaction and were recorded at their respective fair values at the date of acquisition. Goodwill arising from the excess of the purchase cost, plus related acquisition expenses, over the fair value of aggregate net assets acquired is recorded as an asset and amortized on a straight-line basis over 40 years. Accumulated amortization at December 31, 1995 and 1994 is $135,000 and $115,000, respectively.

The Company has not yet adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but believes the impact of adopting the standard will be immaterial to the results of operations.

Deferred Sample Books. The cost of producing and purchasing sample books are initially recorded as an asset and amortized over a three year period, 20% in the year of manufacture and initial distribution and 40% in each of the two subsequent years. Accumulated amortization at December 31, 1995 and 1994 is $816,000 and $601,000, respectively. The Company prefers to produce these books internally due to cost advantages over outside vendor production. Distribution scheduling often requires the use of outside vendors causing a varying mix of sources for sample books from period to period. Costs included in the development of sample books include labor, material, freight and supplies. Labor including internal and subcontracted, together with fabric costs, constitute approximately 85% of total sample book costs.

Revenue Recognition. The Company recognizes revenue upon shipment of product to customers.

Income Taxes. The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

Income Per Common Share. Income per common share is computed using the weighted average number of common shares outstanding during the respective periods. The exercise of outstanding warrants, which are common stock equivalents, are not included in the computation as their effect would be antidilutive. The fully diluted per share calculation was anti-dilutive for each year.

NOTE 3.  Accounts Receivable

Accounts receivable are net of allowances for sales returns and doubtful accounts of $69,000 and $76,000 at December 31, 1995 and 1994, respectively. The Company markets its decorative drapery and upholstery products principally to interior designers located throughout the United States.

NOTE 4. Property and Equipment Property and equipment consists of the following at December 31:

                                                  1995             1994
                                             ------------      ------------
   Furniture and fixtures                    $    213,000      $    201,000
   Machinery and equipment                        228,000           166,000
   Leasehold improvements                         153,000           151,000
   Computer equipment and software                286,000           286,000
                                             ------------      ------------
                                                  880,000           804,000
   Less accumulated depreciation and
     amortization                                 668,000           605,000
                                             ------------      ------------
                                             $    212,000      $    199,000
                                             ============      ============

NOTE 5. Long-Term Debt Long-term debt is summarized as follows at December 31:

                                                  1995             1994
                                             ------------      ------------
   Bank revolving and term facility          $  3,042,000      $  2,921,000
   Less current portion                           400,000           300,000
                                             ------------      ------------
   Long-term debt less current portion       $  2,642,000      $  2,621,000
                                             ============      ============

Aggregate maturities of long-term debt as of December 31, 1995 are as follows:

            1996                             $    400,000
            1997                                  425,000
            1998                                2,217,000
                                             ------------
                                             $  3,042,000

On May 1, 1995 the Company entered into a Revolving Credit Agreement with Bank One, Dayton, National Association ("Revolving Agreement"). The terms provide for a total loan facility of $4,125,000 consisting of a term loan of $1,025,000, payable in seven quarterly installment of $100,000 and a balloon payment of $325,000 due on June 1, 1997. The remaining portion of the Revolving Agreement consists of a revolving line of credit, which matures on June 1, 1998. Borrowings under the revolving line of credit are based on a percentage of Payne's eligible accounts receivable and a yet to be determined percentage of Payne's eligible inventory, as defined. The Revolving Agreement is collateralized by all of the assets of Payne, guaranteed by the Company and subject to restrictive covenants.

As of December 31, 1995, the Company is in compliance with all covenants under its existing loan facility.

In connection with the 1990 acquisition of Payne the Company entered into a $450,000 senior subordinated note, net of a $150,000 discount (the "Note"). The note which bore interest at 10% per

NOTE 6.  Leases

Future minimum lease payments under noncancelable operating leases as of December 31, 1995 are as follows:

                  1996                                   $    523,000
                  1997                                        534,000
                  1998                                        498,000
                  1999                                        479,000
                  2000                                        413,000
                  2001 and thereafter                         635,000
                                                         ------------
                  Total                                  $  3,082,000
                                                         ============


The noncancelable operating leases are primarily for Payne's warehouse and office space and expire over the next nine years. Rent expense charged to operations for the year ended December 31, 1995, 1994 and 1993 was $472,000, $455,000 and $563,000, respectively.

NOTE 7.  Employee Pension Plans

Payne has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and annual compensation of the employee calculated on the projected unit credit method. Payne makes annual contributions to the plan equal to the maximum amount that can be deducted for income tax purposes. No contributions were required for the years ended December 31, 1995, 1994 and 1993.

Effective January 31, 1994, the plan was frozen and no additional benefits will accrue nor additional employees become eligible for the plan beyond that point. The individual employees currently eligible at that time became 100% vested in their accumulated benefits as of that date.

The following table sets forth the plan's funded status, amounts recognized in the Consolidated Balance Sheet at December 31, 1995 and 1994 and the net periodic pension cost recognized for the years then ended.

                                                           December 31,
                                                   --------------------------
                                                       1995           1994
                                                   -----------    -----------
Actuarial present value of accumulated
  benefit obligation                               $ 1,689,000    $ 1,444,000

Projected benefit obligation                       $ 1,689,000    $ 1,444,000
Plan assets at fair value                            1,618,000      1,502,000
                                                   -----------    -----------
Plan assets in excess of (less than) projected
  benefit obligation                                   (71,000)        58,000
Unrecognized net (gain) loss                            93,000        (49,000)
Unrecognized prior service gain                             --             --
Unrecognized transitional asset                        (51,000)       (76,000)
                                                   -----------     ----------
  Net pension liability                            $   (29,000)    $  (67,000)
                                                   ===========     ==========

Net pension costs include the following components:
Service cost                                       $        --    $     7,000
Interest on projected benefit obligation               119,000        127,000
Actual return on plan assets                          (132,000)      (151,000)
Other                                                  (25,000)       (24,000)
                                                   -----------     ----------
  Net periodic pension (income)                    $   (38,000)    $  (41,000)
                                                   ===========     ==========

Plan assets consist primarily of fixed income securities, commingled investment funds, commercial paper, and short-term securities.

The following is a summary of significant actuarial assumptions used as of December 31:

                                                       1995           1994
                                                   -----------    -----------
     Discount rate                                        7.5%           8.5%
     Rate of increase in compensation levels              0.0%           0.0%
     Expected long-term rate of return on assets          9.0%           9.0%

The Company changed the assumed discount rate by adoption of the GATT pension provisions in 1995 resulting in the increase in the December 31, 1995 benefit obligation of $123,000.

Payne maintains an employee retirement savings plan under Section 401(k) of the Internal Revenue Code. Under the terms of such plan, eligible employees may contribute up to 20% of their annual compensation, up to a ceiling of $9,240. The Plan allows Payne to make matching contributions. In 1995 and 1994 Payne made matching contributions of $27,988 and $7,782, respectively. Payne made no matching contribution to the plan in 1993 or 1992. Payne has the ability to activate sections of the plan in order to allow for discretionary contributions. As of December 31, 1995, such sections have not been activated.

NOTE 8.  Income Taxes

The effective income tax rates differed from the Federal Statutory income tax rates as follows for the year December 31:

                                          1995          1994         1993
                                       ---------     ----------   ---------

Statutory Federal income tax expense $ (26,000) $ (195,000) $ (72,000) (Increase) Decrease resulting from:
  Effect of nondeductible expenses       (16,000)       (14,000)    (43,000)
  Deferred tax benefits not recognized    42,000             --          --
  Other                                       --             --     (11,000)
  Utilization of tax loss carryforwards       --             --     126,000
  State income tax expense               (29,000)       (46,000)    (14,000)
                                       ---------     ----------   ---------
Reported Income tax expense            $ (29,000)    $ (255,000)  $ (14,000)
                                       =========     ==========   =========


The components of income tax expense are as follows:

                                          1995          1994         1993
                                       ---------     ----------   ---------

Current federal income tax expense     $      --     $ (209,000)  $(120,000)
Deferred benefit                              --             --     120,000
State and local                          (29,000)       (46,000)    (14,000)
                                       ---------     ----------   ---------
                                       $ (29,000)    $ (255,000)  $ (14,000)
                                       =========     ==========   =========


At December 31, 1995, the Company has federal income tax net operating loss carryforwards ("NOL's") of approximately $115,000,000 which expire from 1996 through 2010. These NOL's primarily arose from income tax returns which were subject to rulings by the Bankruptcy Court. The Internal Revenue Service has objected to the Bankruptcy Court's ability to rule as to the amount and character of the carryforwards. In addition, under the Internal Revenue Code ("IRC"), the benefit of these NOL's could be limited, or eliminated, if the IRS determines there was an "ownership change" involving more than 50% of the Company's stock. There is risk that the Company does not meet the continuity of business requirements of the IRC. These matters create doubt as to whether these carryforwards will be utilized by the Company. For financial reporting purposes, the Company does not recognize the benefit of these NOL's.

Significant components of the Company's deferred tax asset and liability as of December 31 were as follows:

                                                       1995            1994
                                                   -----------      -----------
Deferred tax assets related to:
   Net operating loss carryforwards                $39,100,000      $39,100,000
   Accrued stock appreciation rights                   121,000         121,000
   Reserve for obsolete inventory                       36,000          45,000
   Inventory                                           330,000         381,000
   Accounts receivable reserves                         24,000          26,000
   Accrued vacation                                     30,000          40,000
   Other                                                27,000          30,000
                                                   -----------      ----------
                                                    39,668,000      39,683,000
   Less valuation allowance                         39,604,000      39,683,000
                                                   -----------      ----------
                                                        64,000          60,000
Deferred tax liability related to:
   Depreciation                                         64,000          60,000
                                                   -----------      ----------
Net deferred tax asset                             $        --      $       --
                                                   ===========      ==========

The Company has taken a conservative approach to the valuation of it's deferred assets and has recorded valuation allowances to offset the amount of the deferred tax asset in it entirety.


NOTE 9.  Stockholders' Equity

On November 20, 1989, Bell National sold 1,317,373 shares of common stock to a group of investors for approximately $443,000 or $0.34 per share. In addition, Bell National issued a warrant to acquire 957,373 shares of common stock. The warrant is exercisable through November 20, 1999 at $0.37 per share. The warrant agreement, among other things, provides for the repurchase of unexercised warrants. The obligation of Bell National is determined by multiplying the unexercised number of shares subject to the warrant by the excess of the current market price (as defined) per share of common stock and the current warrant price (as defined) per share of common stock. Since the exercise price of the warrant is greater than the fair market value of the stock at December 31, 1995 and 1994, no liability has been recorded for this obligation.

In addition to the warrant, the Company has issued, under various agreements, 1,470,357 stock appreciation rights (SAR's). 810,000 of these SAR's, are exercisable at $0.30 and expire in 1999. The remaining 660,357 SAR's, which include the 455,357 SAR's issued in connection with the acquisition of 17% of the outstanding shares of Payne common stock, have an exercise price of zero and are exercisable at varying exercise dates through June 1997. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by Bell National prior to the exercise date. On November 15, 1995 the SAR agreements of Messrs. Kelly and Toussaint for 90,000 and 360,000 SAR's respectively, was amended to extend the termination date to November 20, 2001.

During 1994, the Company issued 8,928 shares of Common Stock in connection with the exercise of vested SAR's that had a zero exercise price. The accrued value of such SAR's were transferred from the SAR liability to equity upon the exercise and the related stock issuance.

At December 31, 1995, 1994 and 1993 the value of all issued and outstanding SAR's has been estimated to be $356,000, $356,000 and $213,000, respectively.

NOTE 10.  Related Party Transactions

The Company currently rents corporate office space on a month-to-month basis in Orlando, Florida from Milley Management Incorporated, a private investment and management consulting firm. The Chairman and Secretary of the Company is the President and sole stockholder of Milley Management Incorporated. Rent and administrative support expenses were approximately $120,000 in each of the years ended December 31, 1995, 1994 and 1993, respectively.

                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                     BELL NATIONAL CORPORATION AND SUBSIDIARIES
                               (Dollars in Thousands)

          Col. A                    Col. B       Col. C - Additions      Col. D      Col. E
          ------                    ------    ------------------------   ------      ------
                                  Balance at  Charged to  Charged to               Balance at
                                  Beginning   Costs and   Other Accts. Deductions    End of
        Description               of period    Expenses   (Describe)   (Describe)    Period
        -----------               ---------    --------   ----------   ----------    ------

Year ended December 31, 1995:
 Deducted from asset accounts:
  Allowance for sales returns       $   18      $   332     $   --      $  334 (A)   $   16
  Allowance for doubtful accounts       58           25         --          30 (B)       53
                                    ------      -------     ------      ------        ------
                                    $   76      $   357     $   --      $  364       $   69
                                    ======      =======     ======      ======       ======
Reserve for obsolete inventory      $  132      $    15     $   --      $   41 (C)   $  106
                                    ======      =======     ======      ======        ======

Year ended December 31, 1994:
 Deducted from asset accounts:
  Allowance for sales returns       $   19      $   321     $   --      $  322 (A)   $   18
  Allowance for doubtful accounts       67           29         --          38 (B)       58
                                    ------      -------     ------      ------        ------
                                    $   93      $   350     $   --      $  360        $   76
                                    ======      =======     ======      ======        ======
  Reserve for obsolete inventory    $  157      $    75     $   --      $  100 (C)   $  132
                                    ======      =======     ======      ======        ======

Year ended December 31, 1993:
 Deducted from asset accounts:
  Allowance for sales returns       $   27      $   331     $   --      $  339 (A)    $   19
  Allowance for doubtful accounts       66           58         --          57 (B)        67
                                    ------      -------     ------      ------        ------
                                    $  155      $   389     $   --      $  396        $   86
                                    ======      =======     ======      ======        ======
  Reserve for obsolete inventory    $  270      $   170     $   --      $  168 (C)    $  157
                                    ======      =======     ======      ======        ======

(A) Returns by customers during the year.
(B) Uncollectible accounts written off during the year.
(C) Obsolete inventory written off during the year.

Exhibit
Number      Description                                              Page No
------      -----------                                              --------

2.1 Bell National Corporation Plan of Reorganization (Annex I). (Incorporated herein by reference to Item 1 of the Company's Annual Report on Form 10-K for the period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987 (File No. 3-935)).

3.1 Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Company's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1988 (File No. 3-935)).

3.2 Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual
            Report on Form 10-K for the fiscal year ended
            December 31, 1989 (File No. 3-935)).

4.1 Registration Rights Agreement dated as of November 20, 1989 among the Company, The Airlie Group L.P., Liberty Associates Limited Partnership, Winchester National, Inc., Alexander M. Milley, Alan D. Gordon, Kim G. Davis, Brian E. Kinsman, Kevin P. Lynch and Robert C. Shaw (collectively, the "Purchasers"). (Incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

4.2 Warrant to purchase 957,373 shares of common stock of the Company issued by the Company on November 20, 1989 to Liberty Associates Limited Partnership. (Incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

9.1 Voting Trust Agreement dated as of May 11, 1989 between Santa Fe and Mr. Nicholas E. Toussaint, as amended. (Incorporated herein by reference to Exhibit
            9.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.1 Standstill Agreement between Bell National Corporation, Santa Fe Development and Mortgage Company, Inc., Donald Hancock, Carol G. Avakian Hancock, and Fred L. Harris, dated October 20, 1988. (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 3-935)).

10.2 Stock Purchase Agreement dated as of August 17, 1989 by and among the Company and the Purchasers. (Incorporated herein by reference to Annex I of the Company's Proxy Statement dated October 2, 1989 delivered to shareholders of the Company in connection with a Special Meeting of Shareholders of Company held on November 3, 1989. (File No. 3-935)).

10.3 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Edward B. Collins. (Incorporated herein by reference to Exhibit
            10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.4 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Charles J. Hart. (Incorporated herein by reference to Exhibit
            10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.5 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.6 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Edward K. Taapken. (Incorporated herein by reference to Exhibit
            10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.7 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.8 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and John Vida. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.9 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Robert A. Huret. (Incorporated herein by reference to Exhibit
            10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.10 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Alan E. Rothenberg. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 3-935)).

10.11 Stock Purchase Agreement dated as of June 15, 1990 by and among the Company, as purchaser, and Azimuth Corporation, as seller. (Incorporated herein by reference to Exhibit 2(a) of the Company's Form 8-K filed June 15, 1990. (File No. 3-935)).

10.12 Loan Agreement dated as of June 14, 1990 between the Company, the borrower, and Continental Bank N.A., the lender. (Incorporated herein by reference to Exhibit
            10.12 of the Company's Form 8-K filed June 29, 1990. (File No. 3-935)).

10.13 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Val G. Blaugh. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 3-935)).

10.14 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Mark van der Kloet. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 3-935)).

10.15 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Roy D. Rafalco. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 3-935)).

10.16 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Jeffrey Pratt. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 3-935)).

10.17       Employment Agreement between the Company and
            Alexander M. Milley dated November 20, 1989.
            (Incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No.
            3-935)).

10.18       Employment Agreement between the Company and Robert
            C. Shaw dated November 20, 1989. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual
            Report on Form 10-K for the fiscal year ended
            December 31, 1991 (File No. 3-935)).

10.19 Revolving Credit Agreement, dated as of May 1, 1995, among Payne Fabrics, Inc., Bell National Corporation and Bank One, Dayton, National Association.

10.20 SAR Agreement Extension, dated November 15, 1995, between the Company and Raymond O'S. Kelly.

10.21 SAR Agreement Extension, dated November 15, 1995, between the Company and Nicholas E. Toussaint.

21.1 Subsidiaries of the Company. (Incorporated herein by reference to the exhibits filed with the Company's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1990 (File No. 3-935)).

27          Financial data schedule.