Form 10-Q
period 1996-03-31
BELL NATIONAL CORP
filed 1996-05-15
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996
                               --------------------------------------------

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________



                         Commission file number     0-935
                                               ----------------


                            BELL NATIONAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                               94-1451828
- --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)



4209 Vineland Road, Suite J-1, Orlando, Florida          32811
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:       (407) 849-1090
                                                    --------------------------


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                   -----     ------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No
                      -----     ------

As of April 24, 1996, the number of shares of the registrant's common stock outstanding is 5,283,114.

                         Part I - Financial Information

ITEM 1.           Financial Statements.


                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS



                                                         March 31,        December 31,
                                                           1996               1995
                                                           ----               ----
                                                        (Unaudited)

Cash and cash equivalents                             $           --      $          --

Accounts receivable, net                                       1,251              1,082

Inventory, net                                                 3,531              4,083

Prepaid expenses and other current assets                        166                114
                                                      --------------      -------------

     Total current assets                                      4,948              5,279

Property and equipment, net                                      200                212

Goodwill, net                                                    678                683

Deferred sample books, net                                     1,679              1,696

Other assets                                                      36                 40
                                                      --------------      -------------

                                                      $        7,541      $       7,910
                                                      ==============      =============











The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                     March 31,        December 31,
                                                                       1996               1995
                                                                       ----               ----
                                                                  (Unaudited)

Current Liabilities:
     Accounts payable                                             $        1,606      $       1,901
     Current portion of capitalized lease obligations                          3                  3
     Current portion of long-term debt                                       400                400
     Accrued compensation and employee benefits                              538                449
     Accrued expenses                                                        469                381
                                                                  --------------      -------------

         Total current liabilities                                         3,016              3,134

Long-term debt                                                             2,465              2,642

Accrued stock appreciation rights                                            356                356

Capital lease obligations, less current portion                                3                  3

Other liabilities                                                            201                201
                                                                  --------------      -------------

                                                                           6,041              6,336

Stockholders' equity:
     Common stock, no par value;
       authorized 12,000,000 shares, issued and
       outstanding 5,283,114 shares at March 31,
       1995 and December 31, 1994                                         15,800             15,800

     Additional paid-in capital                                               10                 10

     Accumulated deficit                                                 (14,310)           (14,236)
                                                                  --------------      -------------

       Total stockholders' equity                                          1,500              1,574
                                                                  --------------      -------------

                                                                  $        7,541      $       7,910
                                                                  ==============      =============





The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                   (Unaudited)



                                                            Three Months Ended March 31,
                                                        ----------------------------------
                                                             1996                1995
                                                             ----                ----

Net sales                                               $        3,167      $       3,395

Costs and expenses:
     Cost of sales                                               1,683              1,768
     Selling, general and administrative                         1,491              1,494
                                                        --------------      -------------

Operating income                                                    (7)               133

Other expense:
     Interest expense                                              (72)               (85)
     Other                                                           5                (13)
                                                        --------------      -------------

Income (loss) before income taxes                                  (74)                30

Provision for income taxes                                          --                 (6)
                                                        --------------      -------------

Net income (loss)                                       $          (74)     $          24
                                                        ===============     =============

Net income (loss) per common share                      $       (0.01)      $        0.00
                                                        ==============      =============

Weighted average number of common
     shares outstanding                                      5,283,114          5,283,114
                                                        ==============      =============














The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)




                                       Common Stock             Additional       Accum-          Total
                               ----------------------------       Paid-in        ulated      Stockholders'
                                  Shares          Dollars         Capital        Deficit        Equity
                                  ------          -------         -------        -------        ------
Balance at
   December 31, 1995             5,283,114    $      15,800     $        10    $   (14,236)   $     1,574

Net income                              --               --              --            (74)           (74)
                               -----------    -------------     -----------    ------------   ------------

Balance at
   March 31, 1996                5,283,114    $      15,800     $        10    $   (14,310)   $     1,500
                               ===========    =============     ===========    ===========    ===========






























The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (Unaudited)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     1996             1995
                                                                     ----             ----
Operating activities:
Net income (loss)                                                 $     (74)         $    24

Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                                        14               16
     Amortization of goodwill                                             5                5
     Amortization of deferred sample books                              290              193
     Amortization of deferred debt commitment fee                         4                4

(Increase) decrease in assets:
     Accounts receivable                                               (169)            (221)
     Inventory                                                          552               (33)
     Prepaid expenses and other current assets                          (52)            (103)

Increase (decrease) in liabilities:
     Accounts payable                                                  (295)             383
     Accrued compensation and employee benefits                          89               (8)
     Accrued expenses                                                    88               25
     Other liabilities                                                   --              (66)
                                                                  ---------          --------

     Net cash provided by operating activities                          452              285
                                                                  ---------          -------

Investing activities:
     Acquisition of property and equipment                               (2)             (12)
     Purchase of deferred sample books                                 (273)            (613)
                                                                  ----------         -------

     Net cash used in investing activities                             (275)            (625)
                                                                  ----------         -------

Financing activities:
     Net proceeds (repayments) on long-term debt                       (177)             340
                                                                  ----------         -------

     Net cash provided by financing activities                    $    (177)         $   340
                                                                  ----------         -------




The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)



                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     1996              1995
                                                                     ----              ----

Net decrease in cash and cash equivalents                         $       --        $      --

Cash and cash equivalents at beginning of period                          --               --
                                                                  ----------        ---------

Cash and cash equivalents at end of period                        $       --        $      --
                                                                  ==========        =========




Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
     Interest                                                     $       73        $      81
     Income taxes                                                         --               31





















The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)



Note 1.       The Company

General. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1995.

Bell National Corporation's wholly owned subsidiary Payne Fabrics, Inc. ("Payne") is a designer and distributor of decorative drapery and upholstery fabrics. Payne was acquired by Bell National Corporation on June 15, 1990.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations The Company's revenues and expenses result from the operations of Payne Fabrics, Inc.

Quarter Ended March 31, 1996 The Company had net sales of $3,167,000, cost of goods sold of $1,683,000, selling, general and administrative expenses of $1,491,000 and an operating loss of $7,000 during the first quarter of 1996. The operating loss was increased by interest expense of $72,000 and reduced by other income of $5,000 resulting in a net loss of $74,000.

Quarter Ended March 31, 1995 The Company had net sales of $3,395,000, cost of goods sold of $1,768,000, selling, general and administrative expenses of $1,494,000 and operating income of $133,000 during the first quarter of 1995. Operating income was reduced by interest expense of $85,000, other expense of $18,000 and income taxes of $6,000 resulting in net income of $24,000.

Comparison Of First Quarter 1996 Results To 1995 The sales for the first quarter of 1996 decreased by $228,000 compared to the corresponding period in 1995. All fabric categories experienced declines with the exception of multipurpose which has benefited from increased product introductions recently. Sales continue to be weak in most markets and management does not expect a dramatic change in the recent declining sales trend.

The gross profit percentage decreased by 1.0% from 47.9% in 1995 to 46.9% in 1996 as a result of a change in the mix of products sold. Drapery manufacturing and outlet store sales which have lower margins account for a larger segment of sales in the first quarter of 1996 than they did in the same period in 1995.

The resulting $143,000 decrease in gross profit during the first quarter of 1996 compared to 1995, was partially offset by a decrease in selling, general and administrative expenses of $3,000. As a result of the above, 1996 operating income decreased by $140,000 during the first quarter of 1996 compared to 1995.

Interest expense decreased $13,000 from $85,000 in 1995 to $72,000 in 1996 as a result of a lower average bank debt balance. Other expense decreased from $18,000 in 1995 to an income of $5,000 in 1996.

The Company had a net loss of $74,000 in the first quarter of 1996 compared to net income of $24,000 for the same period in 1995. The earnings (loss) per share in the first quarter of 1996 was $(0.01) and $0.00 in 1995.


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

Future Needs For and Sources of Capital.

During the first quarter of 1996, the Company generated $452,000 of cash from operations. Although the Company experienced a loss of $74,000 in the period, there were $313,000 of non-cash expenses included in the loss, primarily amortization of deferred sample books. These two items, together with decreased current assets of $331,000 and decreased liabilities of $118,000 created the cash from operations. These funds were used to purchase $2,000 of fixed assets, $273,000 of sample books and to pay down bank debt by $177,000.

During the first quarter of 1995, the Company generated $285,000 of cash from operations. Net income of $24,000 together with $218,000 of non-cash expenses included in the net income, primarily amortization of deferred sample books, together with increased current assets of $291,000 and increased liabilities of $334,000 created the cash from operations. These funds, with additional borrowing of $340,000, were used to purchase $12,000 of fixed assets and $613,000 of sample books.

On May 1, 1995 the Company entered into a Revolving Credit Agreement with Bank One, Dayton, National Association ("Revolving Agreement"). The terms provide for a total loan facility of $4,152,000 consisting of a term loan of $1,025,000 payable in seven quarterly installments of $100,000 and a balloon payment of $325,000 due on June 1, 1997. The remaining portion of the Revolving Agreement consists of a revolving line of credit, which matures on June 1, 1998. Borrowings under the revolving line of credit are based on a percentage of Payne's eligible accounts receivable and eligible inventory, as defined. The Revolving Agreement is collateralized by all of the assets of Payne, guaranteed by the Company and subject to restrictive covenants.






                           PART II. OTHER INFORMATION

                                     -none-

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BELL NATIONAL CORPORATION
                                 --------------------------------------------
                                                 (Registrant)



Date: May 15, 1996               /s/   Alexander M. Milley
                                 --------------------------------------------
                                 Alexander M. Milley,  Chairman of the Board
                                   and Secretary




Date: May 15, 1996               /s/   Thomas R. Druggish
                                 --------------------------------------------
                                 Thomas R. Druggish,  Chief Financial Officer
                                   (Principal Financial Officer and Accounting
                                   Officer)