Form 10-Q
period 1996-06-30
BELL NATIONAL CORP
filed 1996-08-13
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                               --------------------------------------------

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


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                   -----     ------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No
                      -----     ------

As of August 9, 1996, the number of shares of the registrant's common stock outstanding is 5,283,114.

                        Part I - Financial Information

ITEM 1.     Financial Statements.


                          BELL NATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                    ASSETS


                                              June 30,        December 31,
                                                1996              1995
                                                ----              ----
                                             (Unaudited)

Cash and cash equivalents                    $      --         $      --

Accounts receivable, net                         1,197             1,082

Inventory, net                                   2,954             4,083

Prepaid expenses and other current assets           72               114
                                             ---------         ---------

   Total current assets                          4,223             5,279

Property and equipment, net                        185               212

Goodwill, net                                      673               683

Deferred sample books, net                       1,592             1,696

Other assets                                        32                40
                                             ---------         ---------

                                             $   6,705         $   7,910
                                             =========         =========








The accompanying notes are an integral part of these consolidated financial statements.

                          BELL NATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,        December 31,
                                                1996              1995
                                                ----              ----
                                             (Unaudited)

Current Liabilities:
   Accounts payable                          $   1,653         $   1,901
   Current portion of capitalized
     lease obligations                               3                 3
   Current portion of long-term debt               325               400
   Accrued compensation and employee benefits      547               449
   Accrued expenses                                452               381
                                             ---------         ---------

      Total current liabilities                  2,980             3,134

Long-term debt                                   1,875             2,642

Accrued stock appreciation rights                  356               356

Capital lease obligations,
  less current portion                               2                 3

Other liabilities                                  201               201
                                             ---------         ---------

                                                 5,414             6,336

Stockholders' equity:
   Common stock, no par value;
     authorized 12,000,000 shares, issued and
     outstanding 5,283,114 shares at June 30,
     1996 and December 31, 1995                 15,800            15,800

   Additional paid-in capital                       10                10

   Accumulated deficit                         (14,519)          (14,236)
                                             ---------         ---------

     Total stockholders' equity                  1,291             1,574
                                             ---------         ---------

                                             $   6,705         $   7,910
                                             =========         =========



The accompanying notes are an integral part of these consolidated financial statements.

                          BELL NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                 (Unaudited)



                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                    ------------------      ------------------
                                     1996       1995         1996       1995
                                     ----       ----         ----       ----

Net  sales                          $3,383     $3,608       $6,550     $7,003

Costs and expenses:
   Cost of sales                     1,978      1,878        3,661      3,646
   Selling, general and
     administrative                  1,527      1,589        3,018      3,083
                                    ------     ------       ------     ------

Operating income (loss)               (122)       141         (129)       274

Other expense:
   Interest expense                    (70)       (87)        (142)      (172)
   Other                               (17)        (7)         (10)       (25)
                                    ------     ------       ------     ------

Income (loss) before income taxes     (209)        47         (281)        77

Provision for income taxes              --        (29)          (2)       (35)
                                    ------     ------       ------     ------

Net income (loss)                    $(209)    $   18        $(283)    $   42
                                    ======     ======       ======     ======

Net income (loss) per common share  $(0.04)    $ 0.01       $(0.05)    $ 0.01
                                    =======    ======       =======    ======

Weighted average number of common
  shares outstanding             5,283,114  5,283,114    5,283,114  5,283,114
                                 =========  =========    =========  =========











The accompanying notes are an integral part of these consolidated financial statements.

                          BELL NATIONAL CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)

                                 (Unaudited)




                                       Common Stock             Additional       Accum-          Total
                               ----------------------------       Paid-in        ulated      Stockholders'
                                  Shares          Dollars         Capital        Deficit        Equity
                                  ------          -------         -------        -------        ------
Balance at
   December 31, 1995             5,283,114    $      15,800     $        10    $   (14,236)   $     1,574

Net income                              --               --              --           (283)          (283)
                               -----------    -------------     -----------    ------------   ------------

Balance at
   June 30, 1996                 5,283,114    $      15,800     $        10    $   (14,519)   $     1,291
                               ===========    =============     ===========    ===========    ===========



























The accompanying notes are an integral part of these consolidated financial statements.

                          BELL NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                 (Unaudited)


                                                  Six Months Ended June 30,
                                                  -------------------------
                                                      1996        1995
                                                      ----        ----
Operating activities:
Net income (loss)                                 $    (283)    $      42

Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation                                          29            33
   Amortization of goodwill                              10            10
   Amortization of deferred sample books                607           429
   Amortization of deferred debt commitment fee           8            11

(Increase) decrease in assets:
   Accounts receivable                                 (115)         (378)
   Inventory                                          1,129          (364)
   Prepaid expenses and other current assets             42          (136)

Increase (decrease) in liabilities:
   Accounts payable                                    (248)          848
   Accrued compensation and employee benefits            98           (13)
   Accrued expenses                                      71            46
   Other liabilities                                     --           (47)
                                                  ---------     ----------

   Net cash provided by operating activities          1,348           481
                                                  ---------     ---------

Investing activities:
   Acquisition of property and equipment                 (2)          (46)
   Purchase of deferred sample books                   (503)         (723)
                                                 ----------     ---------

   Net cash used in investing activities               (505)         (769)
                                                 ----------     ---------

Financing activities:
   Net (payments) borrowings on bank debt              (842)          341
   Payment of deferred debt commitment fee               --           (52)
   Principal payments on capital lease
     obligations                                         (1)           (1)
                                                  ---------     ---------
   Net cash (used for) provided by financing
     activities                                   $    (843)    $     288
                                                  ---------     ---------


The accompanying notes are an integral part of these consolidated financial statements.

                          BELL NATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (Dollars in thousands)

                                 (Unaudited)



                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1996               1995
                                                    ----               ----

Net decrease in cash and cash equivalents         $      --         $      --

Cash and cash equivalents at beginning of period         --                --
                                                  ---------         ---------

Cash and cash equivalents at end of period        $      --         $      --
                                                  =========         =========




Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
   Interest                                       $     142         $     201
   Income taxes                                          --                45
















The accompanying notes are an integral part of these consolidated financial statements.

                          BELL NATIONAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996
                                 (Unaudited)


Note 1.   The Company

General. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and six months ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1995.

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

Six Months Ended June 30, 1996 The Company had net sales of $6,550,000, cost of goods sold of $3,661,000, selling, general and administrative expenses of $3,018,000 and an operating loss of $129,000 during the first six months of 1996. The operating loss was increased by interest expense of $142,000, other expense of $10,000 and income taxes of $2,000, resulting in a net loss of $283,000.

Six Months Ended June 30, 1995 The Company had net sales of $7,003,000, cost of goods sold of $3,646,000, selling, general and administrative expenses of $3,083,000 and operating income of $274,000 during the first six months of 1995. Operating income was reduced by interest expense of $172,000, other expense of $25,000, income taxes of $35,000 resulting in net income of $42,000.

Comparison Of Six Months 1996 Results to 1995 Sales for the first six months of 1996 decreased by $453,000 compared to the corresponding period in 1995. This first six months of 1996 decrease is identifiable to sales declines in upholstery fabric of $251,000, drapery fabric of $180,000, Warner fabric of $170,000, wallpaper of $57,000 and other of $42,000, offset by an increase in multipurpose fabric of $224,000 in comparison to the same period of the prior year.

The gross profit for the first six months of 1996 was 44.1% compared to 47.9% for the same period in 1995. In the second quarter of 1996 a reserve approximating 2.0% of the six month margin drop- off was booked. The reserve relates to expenditures made in 1995 but not recognized until the second quarter of 1996. Further review is required to accurately determine the final accounting for these items. The remaining gross profit percentage decrease results from a change in product mix due to a larger segment of sales from the drapery manufacturing and outlet store areas.

Selling, general and administrative costs for the first six months of 1996 were $65,000 lower than the same period of 1995. Reduced sales management salaries of $20,000, administrative supplies and maintenance of $15,000, administrative salaries of $10,000 and various other of $20,000 account for the decrease in the first six months of 1996 versus 1995.

Interest expense decreased by $30,000 for the first six months of 1996 due to the lower debt balance in comparison to the same period of the prior year. Other expenses, primarily the foreign currency exchange, were $15,000 lower in the first six months of 1996 versus 1995. Also in the first six months of 1996 provisions for income taxes were $33,000 lower than in 1995 due to lack of profitability in the period.

The net loss of $283,000 in the first six months of 1996 compared to net income of $42,000 for the same period in 1995 resulted in a loss per share of $0.05 for the first six months of 1996 compared to earnings per share of $0.01 for the same period on 1995.


Quarter Ended June 30, 1996 The Company had net sales of $3,383,000, cost of goods sold of $1,978,000, selling, general and administrative expenses of $1,527,000 and an operating loss of $122,000 during the second quarter of 1996. The operating loss together with interest expense of $70,000 and other expense of $17,000 resulted in a net loss of $209,000.


Quarter Ended June 30, 1995 The Company had net sales of $3,608,000, cost of goods sold of $1,878,000, selling, general and administrative expenses of $1,589,000 and operating income of $141,000 during the second quarter of 1995. Operating income was reduced by interest expense of $87,000, other expense of $7,000 and income taxes of $29,000 resulting in net income of $18,000.


Comparison of Second Quarter 1996 Results to 1995 Sales for the second quarter of 1996 decreased by $225,000 compared to the corresponding period in 1995. The second quarter 1996 decrease is identifiable to Warner fabric of $121,000, upholstery fabric of $71,000, drapery fabric of $59,000, sample books and lengths of $41,000, wallpaper of $22,000 and other of $15,000, offset by an increase in multipurpose fabric of $104,000 in comparison to the same period of the prior year.

The gross profit for the second quarter of 1996 was 41.5% compared to 47.9% for the same period in 1995. In the second quarter of 1996 a reserve approximating 4.0% of the six month margin drop- off was booked. The reserve relates to expenditures made in 1995 but not recognized until the second quarter of 1996. Further review is required to accurately determine the final accounting for these items. The remaining gross profit percentage decrease results from a change in the product mix due to the larger segment of sales from the drapery manufacturing and outlet store areas.

Selling, general and administrative costs for the second quarter of 1996 were $62,000 lower than the same period of 1995. Reduced sales management salaries of $17,000, administrative supplies and maintenance of $15,000, administrative salaries of $10,000, and various other of $20,000 account for the decrease in the second quarter of 1996 versus 1995.

Interest expense decreased by $17,000 for the second quarter of 1996 due to the lower debt balance in comparison to the same period of the prior year. Other expenses were $10,000 higher in the second quarter of 1996 versus 1995. Also in the second quarter of 1996 provisions for income taxes were $29,000 lower than in 1995 due to the lack of profitability in the period.

The net loss of $209,000 in the second quarter of 1996 compared to the net income of $18,000 for the same period in 1995 resulted in a loss per share of $0.04 for the second quarter of 1996 compared to earnings per share of $0.01 for the same period of 1995.

Liquidity and Capital Resources

Available Resources In connection with the bank loan agreement, the Company instituted a cash management system whereby the net cash generated by operations is immediately used to reduce bank debt. The immediate reduction of outstanding bank debt provides the Company with a greater reduction in interest expense than could be offset with interest income from alternative investments. In the absence of a bank agreement requiring such a system, the Company would continue to use excess funds to immediately reduce bank debt. A review of the financial statements, summary data, working capital and discussion of liquidity must take into consideration the fact that the Company does not maintain any cash balances in any of its accounts by design. Working capital needs, when they arise, are met by daily borrowings.


Future Needs For and Sources of Capital

During the first six months of 1996, the Company generated $1,348,000 of cash from operations compared to $481,000 during the first six months of 1995. Greater cash was generated from operations in 1996 primarily as a result of a significant decrease in working capital during the first six months of 1995. Accounts receivable, inventory, prepaid expenses and other current assets decreased in net by $1,056,000 in 1996 due to efforts in reducing inventory levels. The decrease in current assets was slightly offset by a decrease in current liabilities (excluding the current portion of debt and capital lease obligations) of $79,000 in 1996. The operating cash generated in the first six months of 1996 was used to purchase $503,000 of sample book inventory, purchase $2,000 of equipment and to pay down bank debt by $842,000.

During the first half of 1995, the Company generated $481,000 of cash from operations compared to $196,000 during the first half of 1994. Greater cash was generated from operations in 1995 primarily as a result of an increase in working capital during the first half of 1994 compared to relatively no change in working capital in the first half of 1995. Accounts receivable, inventory and prepaid expenses and other current assets increased by $878,000 in 1995. The increase in current assets was offset by an increase in current liabilities (excluding the current portion of debt and capital lease obligations) of $881,000 in 1995. The increase in current liabilities was primarily the result of an increase in accounts payable balance at June 30, 1995 compared to December 31, 1994. The operating cash generated in 1995 and borrowing in long term bank debt of $341,000 was used to purchase $723,000 of inventory sample books, purchase property and equipment of $46,000 and pay bank refinancing and associated costs of $52,000.

Management believes that cash to be provided by operations and funds available under its line of credit will be sufficient to fund the Company's 1996 cash needs.

The Company has entered into discussions with the bank to extend the termination date, modify the amortization of the term debt, reset the financial ratio covenants and waive violations of certain financial covenants. Management can make no assertion as to the outcome of these discussions.

                          PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports

           (a)   Exhibits

                 27.0  Financial Data Schedule

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





                                          BELL NATIONAL CORPORATION
                                 --------------------------------------------
                                                 (Registrant)



Date: August 12, 1996            /s/   Alexander M. Milley
                                 --------------------------------------------
                                 Alexander M. Milley,  Chairman of the Board
                                   and Secretary




Date: August 12, 1996            /s/   Thomas R. Druggish
                                 --------------------------------------------
                                 Thomas R. Druggish,  Chief Financial Officer
                                   (Principal Financial Officer and Accounting
                                   Officer)