Form 10-Q
period 1996-09-30
BELL NATIONAL CORP
filed 1996-11-14
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1996
                               --------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________



                         Commission file number     0-935
                                               ----------------


                            BELL NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                               94-1451828
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)



4209 Vineland Road, Suite J-1, Orlando, Florida          32811
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:       (407) 849-1090
                                                    --------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                   -----     ------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No
                      -----     ------

As of November 11, 1996, the number of shares of the registrant's common stock outstanding is 5,283,114.


                         Part I - Financial Information

ITEM 1.   Financial Statements.


                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS


                                                       September 30,        December 31,
                                                           1996                 1995
                                                           ----                 ----
                                                        (Unaudited)

Cash and cash equivalents                             $           --        $          --

Accounts receivable, net                                       1,241                1,082

Inventory, net                                                 2,939                4,083

Prepaid expenses and other current assets                         26                  114
                                                      --------------        -------------

     Total current assets                                      4,206                5,279

Property and equipment, net                                      173                  212

Goodwill, net                                                    668                  683

Deferred sample books, net                                     1,366                1,696

Other assets                                                      --                   40
                                                      --------------        -------------

                                                      $        6,413        $       7,910
                                                      ==============        =============










The accompanying notes are an integral part of these consolidated financial statements.


                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   September 30,         December 31,
                                                                       1996                  1995
                                                                       ----                  ----
                                                                    (Unaudited)

Current Liabilities:
     Accounts payable                                             $        1,420         $       1,901
     Current portion of capitalized lease obligations                         --                     3
     Current portion of long-term debt                                       400                   400
     Accrued compensation and employee benefits                              547                   449
     Accrued expenses                                                        383                   381
                                                                  --------------         -------------

         Total current liabilities                                         2,750                 3,134

Long-term debt                                                             1,825                 2,642

Accrued stock appreciation rights                                            356                   356

Capital lease obligations, less current portion                                1                     3

Other liabilities                                                            201                   201
                                                                  --------------         -------------

                                                                           5,133                 6,336

Stockholders' equity:

     Common stock, no par value; authorized 12,000,000 shares,
       issued and outstanding 5,283,114 shares at September 30,
       1996 and December 31, 1995                                         15,800                15,800

     Additional paid-in capital                                               10                    10

     Accumulated deficit                                                 (14,530)              (14,236)
                                                                  --------------         -------------

       Total stockholders' equity                                          1,280                 1,574
                                                                  --------------         -------------

                                                                  $        6,413         $       7,910
                                                                  ==============         =============


The accompanying notes are an integral part of these consolidated financial statements.


                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                   (Unaudited)



                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     ---------------------------      --------------------------
                                                         1996           1995              1996           1995
                                                     -----------     -----------      -----------    -----------


Net sales                                            $     3,093     $     3,316      $     9,643    $    10,319

Costs and expenses:
     Cost of sales                                         1,544           1,723            5,205          5,369
     Selling, general and administrative                   1,411           1,555            4,429          4,638
                                                     -----------     -----------      -----------    -----------

Operating income                                             138              38                9            312

Other income (expense):
     Interest expense                                        (57)            (87)            (199)          (259)
     Other                                                   (92)             (6)            (102)           (31)
                                                     -----------     ------------     -----------    -----------

Income (loss) before income taxes                            (11)            (55)            (292)            22

Provision for income taxes                                    --              --               (2)           (35)
                                                     -----------     -----------      -----------    -----------

Net income (loss)                                    $       (11)    $       (55)     $      (294)   $       (13)
                                                     ============    ============     ============   ============


Net income (loss) per common share                   $     (0.01)    $     (0.01)     $      (.06)   $        --
                                                     ============    ============     ============   ============

Weighted average number of common
  shares outstanding                                    5,283,114      5,283,114        5,283,114      5,283,114
                                                     ============    ============     ============   ============










The accompanying notes are an integral part of these consolidated financial statements.


                            BELL NATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)



                                             Common Stock              Additional        Accum-         Total
                                 ---------------------------------       Paid-in         ulated     Stockholders'
                                       Shares            Dollars         Capital        Deficit         Equity
                                       ------            -------         -------        -------         ------
Balance at
   December 31, 1995                    5,283,114    $      15,800     $        10    $   (14,236)   $     1,574

Net income                                     --               --              --           (294)          (294)
                                 ----------------    -------------     -----------    -----------    -----------

Balance at
   September 30, 1996                   5,283,114    $      15,800     $        10    $   (14,530)   $     1,280
                                 ================    =============     ===========    ===========    ===========





























The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (Unaudited)



                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                       1996            1995
                                                                       ----            ----
Operating activities:
Net (loss) income                                                 $     (294)        $     (13)

Adjustments to reconcile net (loss) income to cash
provided by operating
    activities:
     Depreciation                                                         43                48
     Amortization of goodwill                                             15                15
     Amortization of deferred sample books                               904               660
     Amortization of deferred debt commitment fee                         40                16

(Increase) decrease in assets:
     Accounts receivable                                                (159)             (210)
     Inventory                                                         1,144                40
     Prepaid expenses and other current assets                            88               (89)
Increase (decrease) in liabilities:
     Accounts payable                                                   (481)              444
     Accrued compensation and employee benefits                           98               (18)
     Accrued expenses                                                      2                36
     Other liabilities                                                    --               (53)
                                                                  ----------         ----------
     Net cash provided by operating activities                         1,400               876
                                                                  ----------         ---------

Investing activities:
     Acquisition of property and equipment                                (4)              (57)
     Purchase of deferred sample books                                  (574)           (1,286)
                                                                  ----------         ---------
     Net cash used in investing activities                              (578)           (1,343)
                                                                  ----------         ---------

Financing activities:
     Net (repayments) borrowings on long-term bank debt                 (817)              521
     Payment of deferred debt commitment fee                              --               (52)
     Principal payments on capital lease obligations                      (5)               (2)
                                                                  ----------         ---------
     Net cash (used for) provided by financing activities         $     (822)        $     467
                                                                  -----------        ---------







The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)



                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                     1996               1995
                                                                     ----               ----

Net decrease in cash and cash equivalents                         $       --         $      --

Cash and cash equivalents at beginning of period                          --                --
                                                                  ----------         ---------

Cash and cash equivalents at end of period                        $       --         $      --
                                                                  ==========         =========




Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
     Interest                                                     $      199         $     290
     Income taxes                                                         --                59



















The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)



Note 1.   The Company

General. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1995.

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

Nine Months Ended September 30, 1996 The Company had net sales of $9,643,000, cost of goods sold of $5,205,000, selling, general and administrative expenses of $4,429,000 and operating income of $9,000 during the first nine months of 1996. Operating income was reduced by interest expense of $199,000, other expense of $102,000 and income taxes of $2,000 resulting in a net loss of $294,000.

Nine Months Ended September 30, 1995 The Company had net sales of $10,319,000, cost of goods sold of $5,369,000, selling, general and administrative expenses of $4,638,000 and operating income of $312,000 during the first nine months of 1995. Operating income was reduced by interest expense of $259,000, other expense of $31,000, income taxes of $35,000 resulting in a net loss of $13,000.

Comparison of Nine Months 1996 Results to 1995 Sales for the first nine months of 1996 decreased by $676,000 compared to the corresponding period in 1995. The first nine months of 1996 decrease is identifiable to declines in upholstery fabric of $433,000, Warner Fabric $252,000, samples $114,000, other of $110,000 and drapery of $77,000, offset by an increase in multipurpose fabric of $310,000 in comparison to the same period of the prior year.

The gross profit for the first nine months of 1996 was 46.0% compared to 48.0% for the same period in 1995. In the second quarter of 1996 a reserve approximating 1.4% of the nine months margin drop-off was booked. The remaining gross profit percentage decrease results from a change in product mix due to a larger segment of sales from the drapery manufacturing area and fixed manufacturing costs becoming a larger component of overall costs with decreased revenue.

Selling, general and administrative costs for the first nine months of 1996 were $209,000 lower than the same period of 1995. Reduced sampling expenses in the sales and marketing area account for most of this decrease.

Interest expense decreased by $60,000 in 1996 primarily due to a lower debt balance in comparison to the same period of the prior year. Other expenses were $71,000 higher in the first nine months of 1996 versus 1995. This includes $25,000 of accelerated debt amortization with the remainder falling into other categories.

The net loss of $294,000 in the first nine months of 1996 compared to a net loss of $13,000 for the same period of 1995 resulted in a loss per share of $0.06 for the first nine months of 1996 compared to $0.00 for the same period in 1995.

Quarter Ended September 30, 1996 The Company had net sales of $3,093,000, cost of goods sold of $1,543,000, selling, general and administrative expenses of $1,414,000 and operating income of $136,000 during the third quarter of 1996. Operating income was reduced by interest expense of $58,000, other expense of $91,000 and income taxes of $(2,000) resulting in a net loss of $11,000.

Quarter Ended September 30, 1995 The Company had net sales of $3,316,000, cost of goods sold of $1,723,000, selling, general and administrative expenses of $1,555,000 and operating income of $38,000 during the third quarter of 1995. Operating income was reduced by interest expense of $87,000, other expense of $6,000 resulting in a net loss of $55,000.

Comparison of Third Quarter 1996 Results to 1995 Sales for the third quarter of 1996 decreased by $223,000 compared to the corresponding period in 1995. The third quarter 1996 decrease is identifiable to declines in upholstery fabric of $157,000, Warner Fabric $81,000, samples $55,000, other of $53,000, offset by an increase in multipurpose fabric of $85,000 and draperies of $38,000 in comparison to the same period of the prior year.

The gross profit for the third quarter of 1996 was 50.1% compared to 48.0% for the same period in 1995.

Selling general and administrative costs for the third quarter of 1996 were $144,000 lower than the same period of 1995. This is mostly related to reduced sampling expenses in the sales and marketing area.

Interest expense decreased by $30,000 in the third quarter of 1996 primarily due to a lower debt balance in comparison to the same period of the prior year. Other expenses were $86,000 higher in the third quarter of 1996 versus 1995. This includes $27,000 of accelerated amortization with the remainder falling into other categories.

The net loss of $11,000 in the third quarter of 1996 compared to a net loss of $55,000 for the same period of 1995 resulted in a loss per share of $0.01 for the third quarter of 1996 compared to a similar loss of $0.01 for the same period in 1995.

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

Future Needs For and Sources of Capital.

During the first nine months of 1996 the Company generated $1,400,000 of cash from operations compared to $876,000 during the corresponding period in 1995. The larger cash flow from operations in 1996 resulted from a decrease in inventory somewhat offset by a decrease in accounts payable. The cash generated from operations in 1996 was used to purchase $574,000 of deferred sample book inventory, purchase $4,000 of equipment and to pay down bank debt by $817,000.

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

Management believes that cash to be provided by operations and funds available under its line of credit will be sufficient to fund the Company's 1996 cash needs. The Company has entered into discussions with the bank to extend the termination date, modify the amortization of the term debt, reset the financial ratio covenants and waive violations of certain financial covenants. Management can make no assertions as to the outcome of these discussions.



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


                                             BELL NATIONAL CORPORATION
                                   --------------------------------------------
                                                   (Registrant)



Date: November 11, 1996            /s/   Alexander M. Milley
                                   --------------------------------------------
                                   Alexander M. Milley, Chairman of the Board
                                     and Secretary




Date: November 11, 1996            /s/   Thomas R. Druggish
                                   --------------------------------------------
                                   Thomas R. Druggish, Chief Financial Officer
                                     (Principal Financial Officer and Accounting
                                     Officer)

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


                                             BELL NATIONAL CORPORATION
                                   --------------------------------------------
                                                   (Registrant)



Date: November 11, 1996            /s/   Alexander M. Milley
                                   --------------------------------------------
                                   Alexander M. Milley, Chairman of the Board
                                     and Secretary




Date: November 11, 1996            /s/   Thomas R. Druggish
                                   --------------------------------------------
                                   Thomas R. Druggish, Chief Financial Officer
                                     (Principal Financial Officer and Accounting
                                     Officer)