Form 10-K
period 1996-12-31
BELL NATIONAL CORP
filed 1997-03-31
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                December 31, 1996
                               --------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________



                         Commission file number     0-935
                                               ----------------


                            BELL NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                               94-1451828
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)



4209 Vineland Road, Suite J-1, Orlando, Florida          32811
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:       (407) 849-0290
                                                    --------------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
             None                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 8, 1997 was $364,000 based upon the average bid and asked prices of shares of the Company's common stock, no par value per share ("Common Stock"), of $0.075 per share as reported in the Electronic Bulletin Board. The number of shares of Common Stock outstanding at March 8, 1997 is 5,488,114.

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

After emerging from bankruptcy proceedings in June 1987, and a vote by shareholders to continue the operations of Bell National in October 1988, the Company reached an agreement ("Stock Purchase Agreement") with Milley Management Incorporated ("MMI"), a private investment firm, in 1989 whereby Bell National sold to a group of private investors Common Stock totaling approximately 41% of the outstanding voting shares on a fully diluted basis.

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

Payne Business Summary

Payne, a designer and distributor of high quality fabric and wall coverings since 1865, sells to the home furnishing industry. The Company's products include printed and plain textured drapery fabric, woven upholstery fabric, sheer fabrics, casement window trimmings and wallpaper. The selection, design and distribution of decorative cut fabrics comprise approximately 86% of the Company's annual revenues. The Company also custom manufactures draperies and bedding items primarily for institutions; these sales represent the remaining 14% of total revenue.

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

The Company introduces collections of its product line each year in its fall and spring fabric introductions. Each fabric collection is organized around a common theme which is generally built upon in subsequent introductions as well as being designed to coordinate with other collections. To facilitate the inventory reductions, the Company maintains an outlet store in Dayton, Ohio where remnant fabric pieces of less than five yards, and obsolete inventory, are sold.

Payne focuses the price range of its products on the medium and high end of the market which it believes represents approximately 60% of the entire decorative fabric market. Payne's line is primarily targeted to interior designers. Interior designers are generally independent individuals whose taste and quality requirements can only be met with a unique high-quality fabric or wall covering. Payne currently maintains a customer list of 12,000 U.S. based designers consisting of a network of independent agents, independent mini-show rooms, company show rooms and company sales representatives. Payne's other major customers are hospitality and institutional agencies such as hotels, universities, government agencies and similar organizations responsible for facilities maintenance and decoration. Printed fabrics are also supplied to top quality furniture manufacturers for their production needs.

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

The following sets forth Payne's sales by major product category for 1996, 1995 and 1994, respectively: Upholstery fabrics accounted for 27.7%, 29.0% and 32.5% of Payne's sales. The 1996 decrease in the upholstery sales percentage was due to an increase in trim sales, while upholstery sales declined slightly. Drapery fabric represented 31.2%, 30.5% and 29.7% of Payne's sales in 1996, 1995 and 1994, respectively. The slight increase in 1995 drapery fabric sales is the result of the Company's emphasis on adding new institutional customers to replace the loss in residential customers. Supplies, consisting of trim, rods, etc., represented 15.4%, 16.2% and 15.7% in 1996, 1995 and 1994, respectively. The increase in the percentage of trim sales is attributable to customer acceptance of the product and decreasing sales of upholstery and draperies. A wider range of products and variety offered by Payne accounts for the increased trim sales.

Sources of Raw Materials

Many of Payne's fabrics, wall coverings and woven fabrics are designed by and are exclusive to Payne. Other fabrics sold by Payne are licensed under exclusive arrangements with independent designers. Product offerings are contracted for manufacture by a network of independently owned printing and weaving mills primarily located in the United States and Europe. Product is also provided from sources in Africa, Asia, as well as Central and South America.

Payne's fabrics are printed by a variety of processes, such as hand-screening and rotary printing. The type of process used in the printing of a fabric is the major determinant of the cost of the product, the quality of the print design and the color schemes employed. The hand-screening process is typically used for the more expensive fabric products, since it provides a finer design and color imprint than is possible with a rotary printer.

The Company is not dependent on any one single source for the manufacture of its fabric or the printing of its designs. Sourcing of product from outside of the U.S. is subject to fluctuations in foreign currency exchange rates.

Licenses

The Company has exclusive copyrights on all of its designs. In addition, the Company obtains exclusivity on the sale of certain Company selected designs provided by the manufacturers. Although not evidenced by written agreements, independent designers, by industry standards, have maintained exclusivity until notified otherwise by the original exclusive distributor.

Seasonality

New product has traditionally been introduced semi-annually in periods referred to as the spring and fall introductions because the timing has roughly coincided with these seasons. Sample lengths and books are produced to meet these introduction periods. The Company's sales have generally not been subject to significant seasonality fluctuations.

Customers

The Company's business is not dependent upon any single customer. The average customer sale is approximately three hundred dollars.

Competitive Conditions

Because the Company has exclusive copyright, contract or exclusivity arrangements on the designs that it markets, there is no direct competition for the sale of those designs. However there are numerous competitors who market different fabric designs in the medium to high price range categories and are therefore in competition with the Company for a share of the decorative fabric market.
                                       4

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

Employees

As of December 31, 1996, the Company had a total of 81 full and part time employees (including officers). None of the employees are represented by a union.

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

There were no matters submitted to a vote of shareholders during the fourth quarter of 1996.

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

Holders

As of March 8, 1997 there were approximately 1,070 holders of record of Bell National's common stock.

Dividend History

Bell National does not pay a cash dividend and is not allowed to pay a dividend under term of its credit agreement with Bank one, Dayton, National Association. In the absence of such an agreement, it is likely that Bell National would retain its earnings for use in the development of its business.

Stock Transfer Agent

The Company's stock transfer agent is Continental Stock Transfer and Trust Co., 2 Broadway, New York, New York 10004, phone (212) 509-4000.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data is derived from, and qualified by reference, to the audited Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth the selected financial data as of the dates shown and for the periods shown:

Balance Sheet Data
(dollars in thousands):

                                     December 31,    December 31,   December 31,   December 31,    December 31,
                                         1996            1995           1994           1993            1992
                                     ------------    ------------   ------------   ------------    ------------

Total Assets                          $     6,119    $     7,910     $     7,505    $     7,298    $     7,596
Notes Payable                               2,225          3,042           2,921          3,139          4,019
Stockholders' Equity                        1,575          1,574           1,526          1,203          1,005


Statement of Operations Data
(dollars in thousands except per share amounts):

                                                               Years Ended December 31,
                                      -------------------------------------------------------------------------
                                         1996            1995           1994           1993            1992
                                      -----------    -----------     -----------    -----------    ------------

Net sales                             $    12,550    $    13,653     $    13,877    $    14,107    $    14,000
Operating income                              259            469             675            643            463
Net income (loss) before
    extraordinary item                        (14)            48             177            198             25
Net income (loss) after
    extraordinary item                        (14)            48             320            198             25

Net income per share
     before extraordinary item                 --            .01             .03            .04              --
Net income per share
     after extraordinary item                  --            .01             .06            .04              --

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and Expenses See Note 1 to the Consolidated Financial Statements for background on the Company. The Company's 1996, 1995 and 1994 revenues and expenses result from the operation of Payne, which was acquired in June 1990.

The Company's 1996 sales were $12,550,000 compared to 1995 sales of $13,653,000. The 1996 sales decrease of $1,103,000 was identifiable to $450,000 of decreased sales of Warner/Harris fabrics (a competitors line the Company no longer represents), a $380,000 decrease in upholstery, a $250,000 decrease in drapery fabric, a $150,000 decrease in wallpaper, a $140,000 decrease in sample sales, a $120,000 decrease in Hardware and Rods, and all others decreased $13,000, offset by a $280,000 increase in sales of multipurpose fabric. The 1996 gross profits were $5,671,000 compared to 1995 gross profit of $6,526,000. The $855,000 decrease in gross profit was due to the sales volume decrease and a 2.6% decrease in the gross profit percentage from 47.8% in 1995 to 45.2% in 1996. The decreased sales level has caused lower margin items and fixed costs to become a larger component of the margin calculation and the resulting margin deterioration. Selling, general and administrative expenses decreased $645,000 from $6,057,000 in 1995 to $5,412,000 in 1996. The decrease was identifiable to decreased sample lengths expense, field sales expenses, agent commissions, styling expenses and stock appreciation rights expenses, partially offset by increased sample book expense. The decreased sample lengths expense was caused by the smaller amount of product introduced in 1996 compare to 1995. Lower sales in 1996 caused variable expenses in field sales and agent commissions to decrease. Styling activity in New York was discontinued in late 1996 causing this to decrease. Adjustments to the stock appreciation rights reserve for expiring rights, a lower valuation due to the lower market price for the Company's stock and the effect of exercises favorably impacted expenses. Sample book expense in 1996 increased due to the large 1995 spending, 40% of which was expensed in 1996. As a result of the decrease in gross margin offset by a decrease in selling, general and administrative expense, operating income decreased $210,000. Management believes that significant earnings growth is dependent upon an increase in sales. In comparison to prior years, 1996, 1995 and 1994 sales are down.

Interest expense decreased $86,000 from $347,000 in 1995 to $261,000 in 1996 due to the lower debt balance in 1996. Other expenses in 1996 were $162,000 in 1996, up $117,000 from other expenses in 1995 of $45,000. The increased 1996 expenses were caused by foreign currency exchange losses, deferred debt amortization and receivable finance charges not recovered at levels higher than those of 1995. The provision (benefit) for taxes decreased $179,000 to $(150,000) in 1996 from $29,000 in 1995 reflecting the change in the accrual for federal taxes. Taking into account these items the 1996 loss was $14,000, down $62,000 from 1995 income of $48,000. The resulting 1996 loss per share was $0.00 versus the earning per share of $0.01 in 1995.

The Company's 1995 sales were $13,653,000 compared to sales of $13,877,000 in 1994. The 1995 sales decrease of $224,000 was attributable to decreased sales of drapery and upholstery fabrics partially offset by increased drapery fabrications sales. Gross profit decreased $328,000 from $6,854,000 in 1994 to $6,526,000 in 1995. The decrease in gross profit was due to the sales volume decrease and a 1.6% decrease in the gross profit percentage from 49.4% in 1994 to 47.8% in 1995. This is identifiable to the lost high margin drapery and upholstery fabric sales somewhat replaced with the lower margin drapery fabrication sales. Selling, general and administrative expenses decreased $122,000 from $6,179,000 in 1994 to $6,057,000 in 1995. The decrease was identifiable to decreased stock appreciation rights accruals and decreased sample book amortization expense partly offset by increased sample length expense. During 1995 sample book amortization decreased as a result of a decrease in the total expenditures for deferred sample books during the three year period ended December 31, 1995 as compared to the three year period ended December 31, 1994. The increased sample length expense in 1995 over 1994 reflects the larger number of new products introduced year to year. As a result of the decrease in gross margin offset by a decrease in selling, general and administrative expense, operating income decrease by $206,000. The decrease in sales in 1995 reflects continuing weakness in the fabric market. Management believes that significant earnings growth is dependent upon an increase in sales. In comparison to prior years, both 1995 and 1994 sales are down.

Interest expense increased $39,000 from $308,000 in 1994 to $347,000 in 1995 due mainly to the higher average debt balance in 1995. The provision for taxes decreased $117,000 to $29,000 in 1995 from $146,000 in 1994 due to the lower reported profit in 1995. Taking into account these items, 1995 income before extraordinary items was $48,000 in 1995, down $129,000 from 1994 income before extraordinary items of $177,000. In 1994 there was an extraordinary gain of $143,000, net of taxes, due to the retirement of the senior subordinated note. After taking this into account the net income in 1995 of $48,000 is down $272,000 from 1994 net income of $320,000. 1995 earnings per share were $0.01 versus $0.06 in 1994, however 1994 earnings per share included $0.03 from the non-recurring extraordinary item. Earnings per share before extraordinary items in 1995 were $0.01 versus $0.03 in 1994.

The Company has a remaining Goodwill balance net of amortization of $663,000 and $683,000 at December 31, 1996 and 1995. The Company believes this asset is fairly valued and continues to amortize it over a 40 year period. A determination contrary to this would require that the amortization period be shortened and profitability effected by an adjustment which could be as much as the then remaining balance.

The Company is not a party to any derivative or interest swap agreement.


LIQUIDITY AND CAPITAL RESOURCES

Available Resources. The Company's consolidated unrestricted cash position at December 31, 1996 and December 31, 1995 was $0. The Company has instituted a cash management system whereby the net cash generated by operations is used to reduce bank debt. The reduction of outstanding debt provides the Company with a greater reduction in interest expense than could be offset with interest income from alternative investments. A review of the financial statements, summary data, working capital and discussion of liquidity must take into consideration that the Company does not maintain any cash balances in its accounts by design.

During 1996, the Company had cash flow from operations before working capital changes of $1,022,000. Working capital and other changes increased cash flow by $490,000 resulting in cash flow provided by operating activities of $1,512,000. Cash flow from operations funded spending for sample books of $689,000, principal payments on capital lease obligations of $6,000 and net principal payments of $817,000. The increase in 1996 working capital was due primarily to decreases of $1,343,000 in inventory partly offset by a $854,000 decrease in accounts payable.

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

Future Needs For and Sources of Capital

During 1996 the Company did not meet certain covenants of the existing loan facility with Bank One, Dayton, National Association. The quarterly installments due after September 1, 1996 payment have not been made, all interest payments are current. The Company has been in discussions with Bank One, Dayton, National Association related to the Revolving Agreement. The outcome of these discussions are unknown and the Company has therefore classified all amounts owing to the Bank as current liabilities reflecting the Bank's ability to require payment of the loan.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the fiscal years in the three-year period ended December 31, 1996, together with the report thereon of Ernst & Young LLP dated March 7, 1997, are filed as part of this report commencing on page F-1.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

During 1996, 1995 and 1994, the Company neither changed its accountants nor reported a disagreement on Form 8-K on any matter of accounting principle or practice or financial statement disclosure.

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

Name                            Age         Position
----                            ---         --------

Alexander M. Milley              44         Chairman and Secretary

Robert C. Shaw                   44         Director, President and Treasurer

Raymond O'S. Kelly               62         Director

Nicholas E. Toussaint            59         Director

Thomas R. Druggish               41         Director and Chief Financial Officer


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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of each of the most highly compensated executive officers of the Company and of all executive officers as a group during the years ended December 31, 1996, 1995 and 1994.

                           Summary Compensation Table

                                                              Annual Compensation
                                                 --------------------------------------------
       Name and Principal                                                        Other Annual
            Position                  Year         Salary           Bonus        Compensation
            --------                  ----         -------          ------       ------------

Robert C. Shaw (1)                    1996       $      --          $   --        $     --
     Director, President and          1995              --              --              --
     Treasurer                        1994              --              --              --

Val G. Blaugh (2)                     1996         102,000              --           3,360(3)
     President of Payne               1995         102,000              --           2,230(3)
                                      1994         102,000              --           1,570(3)


(1) Mr. Shaw had been retained as of November 20, 1989 under a employment agreement for three years, which expired in November 1992, at an annual compensation of $50,000. As specified in the agreement, the remaining balance of the compensation has been deferred by the Company. The amounts payable are reflected in the attached Consolidated Balance Sheets for the years ended December 31, 1996 and 1995.

(2) Mr. Blaugh is a participant in the Company's defined benefit pension plan (see Note 8 to the Consolidated Financial Statements for more detail). As of March 1, 1997 his vested benefit was $294,000.

(3) Represents calculated taxable value of leased vehicle used by Mr. Blaugh.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Bell National's capital stock as of March 8, 1997 by (i) all those known by Bell National to be beneficial owners of more than 5% of the Common Stock, (ii) all Directors and highly compensated executive officers and (iii) all executive officers and Directors as a group. Ownership information is based upon information furnished by the respective beneficial owners. Of the 5,488,118 shares of common stock of Bell National outstanding on March 8, 1997, 696,570 of such shares of common stock have been designated "Class 4-B shares" (Class 4-B shares are essentially without value) pursuant to certain legal proceedings. Class 4-B shares do not have voting rights and are not entitled to any distributions from Bell National on liquidation or otherwise. James Grauer is currently the owner of all of the Class 4-B shares outstanding. Each person has sole voting and sole investment power with respect to the shares listed below and described in the footnotes to the table, below (or shares such power with his or her spouse).

                                                                                 Percent of
Name and Address                            Amount and Nature                        Voting
of Beneficial Owner                     of Beneficial Ownership*                  Shares (1)
-------------------                     ------------------------              --------------

The Airlie Group L.P.                            453,176                             9.5%
   115 East Putnam Avenue
   Greenwich, CT  06830

Alexander M. Milley                            1,512,5142)(2)                       26.3%
   (Director, Chairman of
   the Board and Secretary)
   Milley & Company
   4209 Vineland Road, Suite J-1
   Orlando, FL  32811

Robert C. Shaw,                                   37,084                             0.8%
   (Director, President and
   Treasurer)


Raymond O'S. Kelly                                45,781(3)                          1.0%
   (Director)

Santa Fe Mortgage and
Development Company                              648,485                            13.5%
   Don Hancock
   Carol G. Avakian Hancock
   dba C.G.A. Avakian Co.
   Post Office Box 2540
   Fair Oaks, CA  95628



All officers and directors**                   1,595,379(4)                         27.8%
as a group (3 persons)


_______________________

* To the best of the Company's knowledge each of the persons and group has sole voting and dispositive power with respect to the shares shown. (All such shares are held directly.)

** The persons owning these shares, including Mr. Milley, may represent a group under section 13(d) of the Securities Exchange act of 1934, as amended.

(1) These percentages are based upon 4,588,144 shares of common stock outstanding and entitled to vote (excluding Class 4-B shares).

(2) Mr. Milley's ownership assumes the exercise of warrants for the purchase of 957,373 shares for the Company's Common Stock, which expire in 1999.

(3)  Consists entirely of shares held in trust for Mr. O'S. Kelly.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bell National retained Alexander M. Milley, as Chairman of the Board and Secretary, and Robert C. Shaw, as President and Treasurer under the terms of the Stock Purchase Agreement and related Employment Agreements. The Employment Agreements, which became effective on November 20, 1989 and expired in November 1992 provided, for annual compensation of $50,000 to Mr. Shaw and $20,000 to Mr. Milley, of which only a portion of Mr. Shaw's agreement was paid. Under the terms of the Employment Agreements, Mr. Shaw and Mr. Milley are free to pursue other business ventures, investments and personal matters as long as such activities do not unreasonably interfere with their respective obligations to Bell National.

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

On June 15, 1990, Bell National completed the purchase of 83% of the stock of Payne from Azimuth Corporation ("Azimuth") for $6,493,000, which was based upon the net asset value of Payne as reflected on its unaudited balance sheet as of the close of business on June 3, 1990. Of the total purchase price paid to Azimuth, $600,000 was supported by a five-year senior subordinated note bearing interest at the rate of 10% per annum. The balance of the purchase price was paid in cash, partially with funds obtained under a bank credit agreement between Bell National and Continental Bank N.A. (the "Bank"). The principals of MMI currently own 12% of Bell National's outstanding voting capital stock and would own 27% upon their full exercise of stock warrants currently held. Certain members of MMI, among others, Alexander M. Milley and Robert S. Shaw, who are principals of MMI and the Chairman and President as well as Directors of Bell National, respectively, also own in the aggregate 16% of the outstanding voting and non-voting common stock of Azimuth. Messrs. Milley and Shaw, together with certain other members of MMI, also own approximately 4% of the combined classes of non-voting preferred stock of Azimuth. In addition, Messrs. Milley and Shaw are directors of Azimuth.

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

Bell National currently rents office space in Orlando, Florida from Milley Management Incorporated. Rent and administrative support expenses were approximately $120,000 in each of the years ended December 31, 1996 , 1995 and 1994. The Chairman of the Company is the President, Chairman and majority shareholder of Milley Management Incorporated. In addition, certain of the other officers of the Company are also officers of Milley Management Incorporated.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 10-K

  (a)    Documents filed as part of this report:

Index to Financial Statements
                                                                       Page
1.  Financial Statements                                             Number(s)
                                                                     ----------
Report of Independent Auditors                                       F-1
Consolidated Balance Sheets at December 31, 1996 and 1995            F-2 to F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                   F-4
Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1996, 1995 and 1994                             F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                                     F-6 to F-7
Notes to Consolidated Financial Statements                           F-8 to F-15


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


3.   Exhibits

Exhibit
Number     Description
------     -----------

2.1        Bell  National   Corporation  Plan  of   Reorganization   (Annex  I).
           (Incorporated herein by reference to Item 1 of the Company's Annual Report on Form 10-K for the period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987 (File No. 0-935)).

3.1 Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-935)).

3.2        Bylaws of the Company.  (Incorporated  herein by reference to Exhibit
           3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

4.1 Registration Rights Agreement dated as of November 20, 1989 among the Company, The Airlie Group L.P., Liberty Associates Limited Partnership, Winchester National, Inc., Alexander M. Milley, Alan D. Gordon, Kim G. Davis, Brian E. Kinsman, Kevin P. Lynch and Robert C. Shaw (collectively, the "Purchasers"). (Incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

4.2 Warrant to purchase 957,373 shares of common stock of the Company issued by the Company on November 20, 1989 to Liberty Associates Limited Partnership. (Incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

9.1 Voting Trust Agreement dated as of May 11, 1989 between Santa Fe and Mr. Nicholas E. Toussaint, as amended. (Incorporated herein by reference to Exhibit 9.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

10.1 Standstill Agreement between Bell National Corporation, Santa Fe Development and Mortgage Company, Inc., Donald Hancock, Carol G. Avakian Hancock, and Fred L. Harris, dated October 20, 1988. (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-935)).

10.2 Stock Purchase Agreement dated as of August 17, 1989 by and among the Company and the Purchasers. (Incorporated herein by reference to Annex I of the Company's Proxy Statement dated October 2, 1989 delivered to shareholders of the Company in connection with a Special Meeting of Shareholders of Company held on November 3, 1989. (File No. 0-935)).

10.3 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Edward B. Collins. (Incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

10.4 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Charles J. Hart. (Incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

10.5 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

10.6 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Edward K. Taapken. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

10.7 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

10.8 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and John Vida. (Incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

10.9 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Robert A. Huret. (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

10.10 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Alan E. Rothenberg. (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-935)).

10.11 Stock Purchase Agreement dated as of June 15, 1990 by and among the Company, as purchaser, and Azimuth Corporation, as seller. (Incorporated herein by reference to Exhibit 2(a) of the Company's Form 8-K filed June 15, 1990. (File No. 0-935)).

10.12 Loan Agreement dated as of June 14, 1990 between the Company, the borrower, and Continental Bank N.A., the lender. (Incorporated herein by reference to Exhibit 10.12 of the Company's Form 8-K filed June 29, 1990. (File No. 0-935)).

10.13 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Val G. Blaugh. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 0-935)).

10.14 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Mark van der Kloet. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 0-935)).

10.15 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Roy D. Rafalco. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 0-935)).

10.16 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Jeffrey Pratt. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 0-935)).

10.17 Employment Agreement between the Company and Alexander M. Milley dated November 20, 1989. (Incorporated herein by reference to Exhibit
           10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-935)).

10.18 Employment Agreement between the Company and Robert C. Shaw dated November 20, 1989. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-935)).

10.19 Revolving Credit Agreement, dated as of May 1, 1995, among Payne Fabrics, Inc., Bell National Corporation and Bank One, Dayton, National Association. (Incorporated herein by reference to Exhibit
           10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-935)).

10.20 SAR Agreement Extension, dated November 15, 1995, between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit
           10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-935)).

10.21 SAR Agreement Extension, dated November 15, 1995, between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-935)).

21.1 Subsidiaries of the Company. (Incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-935)).

27         Financial data schedule.


(b)  Reports on Form 8-K

           Reports on Form 8-K filed during the fourth quarter of 1996.

                None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BELL NATIONAL  CORPORATION


Date:  March 20, 1997                        BY: /s/ Alexander M. Milley
                                                 ------------------------
                                                    Alexander M. Milley
                                             Chairman of the Board and Secretary


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

              Signature                                  Title                               Date
              ---------                                  -----                               ----

     /s/ Alexander M. Milley                   Director, Chairman of the                March 20, 1997
    --------------------------------             Board and Secretary
       Alexander M. Milley


     /s/ Robert C. Shaw                        Director, President and                  March 20, 1997
        Robert C. Shaw                           Treasurer (Principal
                                                 Executive Officer)

     /s/ Raymond O'S. Kelly                    Director                                 March 20, 1997
    --------------------------------
        Raymond O'S. Kelly


     /s/ Nicholas E. Toussaint                 Director                                 March 20, 1997
    --------------------------------
        Nicholas E. Toussaint


     /s/ Thomas R. Druggish                    Director, Chief Financial                March 20, 1997
    --------------------------------             Officer (Principal Financial
        Thomas R. Druggish                       Officer and Accounting
                                                 Officer)

                         Report of Independent Auditors


Shareholders and Board of Directors
Bell National Corporation


We have audited the accompanying consolidated balance sheets of Bell National Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the accompanying index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bell National Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming Bell National Corporation will continue as a going concern. As discussed in Note 11, the Company is in default with respect to its revolving credit agreement. Demand for repayment by the lender would raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.



                                                      /s/  Ernst & Young LLP
                                                      ----------------------

Dayton, Ohio
March 7, 1997

                            BELL NATIONAL CORPORATION
                           Consolidated Balance Sheets
                             (Dollars in Thousands)


                                     ASSETS

                                                           December 31,
                                                   ---------------------------
                                                      1996             1995
                                                   ---------         ---------
Current assets:

     Cash and cash equivalents                     $      --         $      --

     Accounts receivable, net                          1,222             1,082

     Inventory, net                                    2,740             4,083

     Prepaid expenses and other current assets            95               114
                                                   ---------         ---------

         Total current assets                          4,057             5,279

Property and equipment, net                              157               212

Goodwill, net                                            663               683

Deferred sample books, net                             1,242             1,696

Other assets                                              --                40
                                                   ---------         ---------

                                                   $   6,119         $   7,910
                                                   =========         =========












The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                           Consolidated Balance Sheets
                             (Dollars in Thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           December 31,
                                                                  -----------------------------
                                                                     1996               1995
                                                                  ----------         ----------

Current liabilities:
     Accounts payable                                             $    1,047         $    1,901
     Current portion of capitalized lease obligations                     --                  3
     Current portion of long-term debt--in default in 1996             2,225                400
     Accrued compensation and employee benefits                          444                449
     Accrued expenses                                                    512                381
                                                                  ----------         ----------

         Total current liabilities                                     4,228              3,134

Long-term debt                                                            --              2,642

Accrued stock appreciation rights                                        268                356

Capital lease obligations, less current portion                           --                  3

Other liabilities                                                         48                201
                                                                  ----------         ----------
                                                                       4,544              6,336
Stockholders' equity:
     Common stock, no par value;
       authorized 12,000,000 shares, issued and
       outstanding 5,488,114 at December 31, 1996
       and 5,283,114 at December 31, 1995                             15,815             15,800

     Additional paid-in capital                                           10                 10

     Accumulated deficit                                             (14,250)           (14,236)
                                                                  ----------         ----------

         Total stockholders' equity                                    1,575              1,574
                                                                  ----------         ----------

                                                                  $    6,119         $    7,910
                                                                  ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      Consolidated Statements of Operations
             (Amounts in Thousands, Except Share and Per Share Data)


                                                                           Year Ended December 31,
                                                          ----------------------------------------------------
                                                              1996                1995               1994
                                                          -------------      -------------       -------------

Net sales                                                 $      12,550      $      13,653       $      13,877

Costs and expenses:
     Cost of sales                                                6,879              7,127               7,023
     Selling, general and administrative                          5,412              6,057               6,179
                                                          -------------      -------------       -------------

Operating income                                                    259                469                 675

Other income (expenses):
     Interest expense                                              (261)              (347)               (308)
     Other                                                         (162)               (45)                (44)
                                                          -------------      -------------       -------------

Income (loss) before income taxes and
     extraordinary item                                            (164)                77                 323

Provision (benefit) for income taxes                               (150)                29                 146
                                                          -------------      -------------       -------------

Income (loss) before extraordinary item                             (14)                48                 177

Extraordinary item, net of taxes of  $109                            --                 --                 143
                                                          -------------      -------------       -------------

Net Income (Loss)                                         $         (14)     $          48       $         320
                                                          =============      =============       =============

Earnings per common share
       Income before extraordinary item                   $          --      $         .01       $         .03
       Extraordinary item                                            --                 --                 .03
                                                          -------------      -------------       -------------
       Net income                                         $          --      $         .01       $         .06
                                                          =============      =============       =============
Weighted average number of common
     shares outstanding                                       5,306,142          5,283,114           5,280,790
                                                          =============      =============       =============



The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in Thousands)


                                      Common Stock              Additional         Accum-           Total
                               ---------------------------        Paid-In          ulated       Stockholders'
                                   Shares        Dollars          Capital          Deficit          Equity
                               -----------     -----------    -------------     -------------    -------------

   January 1, 1994               5,274,186          15,797               10           (14,604)           1,203

   Issuance of common
     stock in connection
     with exercise
      of SAR's                       8,928               3               --                --                3

   Net income                           --              --               --               320              320
                               -----------     -----------    -------------     -------------    -------------

   December 31, 1994             5,283,114          15,800               10           (14,284)           1,526

   Net income                           --              --               --                48               48
                               -----------     -----------    -------------     -------------    -------------

   December 31, 1995             5,283,114          15,800               10           (14,236)           1,574


   Net Loss                             --              --               --               (14)            (14)

   Issuance of common
      stock in connection
      with exercise
      of SAR's                     205,000              15               --                --               15
                               -----------     -----------    -------------     -------------    -------------
   December 31, 1996             5,488,114     $    15,815    $          10     $     (14,250)   $       1,575
                               ===========     ===========    =============     ==============   =============









The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                         Year Ended December 31,
                                                          ----------------------------------------------------
                                                              1996                1995                1994
                                                          -------------      --------------      -------------
Operating activities:

Net income (loss)                                         $         (14)     $          48       $         320
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                                    55                 63                  80
     Amortization of goodwill                                        20                 20                  20
     Amortization of deferred sample books                        1,143                955               1,003
     Accretion of discount on notes payable to
         Azimuth                                                     --                 --                  14
     Accrual for Stock Appreciation Rights                          (73)                --                 146
     Amortization of deferred debt commitment fee                    40                 20                  17
     Provision for doubtful accounts and sales
         returns                                                     11                 (7)                (10)
     Provision (benefit) for income taxes                          (160)                --                 209

(Increase) decrease in assets:
   Accounts receivable                                             (151)                10                 117
   Inventory                                                      1,343                390                (605)
   Prepaid expenses and other current assets                         19                 (1)                (21)

Increase (decrease) in liabilities:
   Accounts payable                                                (854)               312                 (53)
   Accrued compensation and employee benefits                        (5)               (66)                 47
   Accrued expenses                                                 131                 46                (286)
   Other liabilities                                                  7                (53)                 45
                                                          -------------      --------------      -------------

Net cash provided by operating activities                         1,512              1,737               1,043
                                                          -------------      -------------       -------------

Investing activities:

Acquisition of property and equipment                                --                (76)                (24)
Production and purchase of deferred
     sample books                                                  (689)            (1,727)               (784)
                                                          -------------      -------------       -------------

Net cash used in investing activities                              (689)            (1,803)               (808)
                                                          -------------      -------------       -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                      F-6

                            BELL NATIONAL CORPORATION
                Consolidated Statements of Cash Flows (Continued)

                             (Dollars in Thousands)

                                                                         Year Ended December 31,
                                                          ----------------------------------------------------
                                                              1996                1995                1994
                                                          -------------      --------------      -------------

Financing activities:

Proceeds from the issuance of long-term debt                         --              5,994              14,783
Principal payments on long-term debt                               (817)            (5,873)            (15,015)
Principal payments on capital leases                                 (6)                (3)                 (3)
Payment of deferred debt commitment fee                              --                (52)                 --
                                                          -------------      --------------      -------------


Net cash (used in) financing activities                            (823)                66                (235)
                                                          --------------     -------------       -------------

Net increase in cash and cash equivalents                            --                 --                  --

Cash and cash equivalents at beginning of year                       --                 --                  --
                                                          -------------      -------------       -------------

Cash and cash equivalents at end of year                  $          --      $          --       $          --
                                                          =============      =============       =============



Supplemental disclosures of cash flow information:

Cash paid during the year for:
     Interest                                             $         259      $         371       $         267
     Income taxes                                                     1                 77                  55










The accompanying notes are an integral part of these consolidated financial statements.

                                      F-7

                            BELL NATIONAL CORPORATION
                   Notes To Consolidated Financial Statements
                                December 31, 1996


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

NOTE 2.  Summary of Significant Accounting Policies

Principles of Consolidation The consolidated financial statements include Bell National and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents The Company has instituted a cash management system, whereby cash generated by operations is immediately used to reduce debt. Accordingly the Company maintains no cash or cash equivalents.

Inventories Inventories are carried at the lower of cost (first-in, first-out) or market and consist totally of finished goods. The reserve for obsolete inventory at December 31, 1996 and 1995 is $137,000 and $106,000, respectively.

Property and Equipment Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives. Principal useful lives are as follows:

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

Goodwill Assets and liabilities related to the Payne business combination have been accounted for as a purchase transaction and were recorded at their respective fair values at the date of acquisition. Goodwill arising from the excess of the purchase cost, plus related acquisition expenses, over the fair value of aggregate net assets acquired is recorded as an asset and amortized on a straight-line basis over 40 years. Accumulated amortization at December 31, 1996 and 1995 is $155,000 and $135,000, respectively.

The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The impact of adopting the standard was not material to the results of operations.

Deferred Sample Books The cost of producing and purchasing sample books are initially recorded as an asset and amortized over a three year period, 20% in the year of manufacture and initial distribution and 40% in each of the two subsequent years. Accumulated amortization at December 31, 1996 and 1995 is $1,174,000 and $816,000, respectively. Costs included in the development of sample books include labor, material, freight and supplies. Labor including internal and subcontracted, together with fabric costs, constitute approximately 85% of total sample book costs.

Revenue Recognition The Company recognizes revenue upon shipment of product to customers.

Income Taxes The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

Income Per Common Share Income per common share is computed using the weighted average number of common shares outstanding during the respective periods. The exercise of outstanding warrants, which are common stock equivalents, are not included in the computation as their effect would be antidilutive. The fully diluted per share calculation was anti-dilutive for each year.

NOTE 3.  Accounts Receivable

Accounts receivable are net of allowances for sales returns and doubtful accounts of $80,000 and $69,000 at December 31, 1996 and 1995, respectively. The Company markets its decorative drapery and upholstery products principally to interior designers located throughout the United States.

NOTE 4. Property and Equipment Property and equipment consists of the following at December 31:

                                                                      1996                1995
                                                                  -----------         -----------

     Furniture and fixtures                                       $   213,000         $   213,000
     Machinery and equipment                                          228,000             228,000
     Leasehold improvements                                           153,000             153,000
     Computer equipment and software                                  286,000             286,000
                                                                  -----------         -----------
                                                                      880,000             880,000
     Less accumulated depreciation and amortization                   693,000             668,000
                                                                  -----------         -----------
                                                                  $   157,000         $   212,000
                                                                  ===========         ===========



NOTE 5. Long-Term Debt Long-term debt is summarized as follows at December 31:

                                                                     1996                1995
                                                                  -----------         -----------
       Bank revolving and term facility                           $ 2,225,000         $ 3,042,000
       Less current portion                                         2,225,000             400,000
                                                                  -----------         -----------
           Long-term debt less current portion                    $        --         $ 2,642,000
                                                                  ===========         ===========


On May 1, 1995 the Company entered into a Revolving Credit Agreement with Bank One, Dayton, National Association ("Revolving Agreement"). The terms provide for a total loan facility of $4,125,000 consisting of a term loan of $1,025,000, payable in seven quarterly installments of $100,000 and a balloon payment of $325,000 due on June 1, 1997. The remaining portion of the Revolving Agreement consists of a revolving line of credit, which matures on June 1, 1998. Borrowings under the revolving line of credit are based on a percentage of Payne's eligible accounts receivable and a percentage of Payne's eligible inventory, as defined. The Revolving Agreement is collateralized by all of the assets of Payne, guaranteed by the Company and subject to restrictive covenants.

During 1996 the Company did not meet certain covenants of the existing loan facility. The quarterly installments after the September 1, 1996 payment have not been made, but all interest payments are current. The Company has been in discussions with Bank One, Dayton, National Association related to the Revolving Agreement. The outcome of these discussions are unknown and the Company has therefore classified all amounts owing to the Bank as current liabilities reflecting the Bank's ability to require repayment of the loan.

In connection with the 1990 acquisition of Payne the Company entered into a $450,000 senior subordinated note, net of a $150,000 discount (the "Note"). The note which bore interest at 10% per annum was due on July 15, 1995. In April 1994, Bell National Corporation prepaid the Note at its then present value of $570,000. In connection therewith, the holder, Azimuth Corporation, forgave all unpaid interest, which totaled $252,000 at December 31, 1993. The interest forgiven is reflected as an extraordinary item on the 1994 consolidated statement of operations.

In addition to the outstanding obligations noted above, the Company is contingently liable for approximately $26,000 under an irrevocable letter of credit.

NOTE 6.  Leases

Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

           1997                               $     469,000
           1998                               $     495,000
           1999                               $     479,000
           2000                               $     413,000
           2001                               $     206,000
           2002 and thereafter                $     430,000
                                              -------------
                   Total                      $   2,492,000
                                              =============

The noncancelable operating leases are primarily for Payne's warehouse and office space and expire over the next nine years. Rent expense charged to operations for the year ended December 31, 1996, 1995 and 1994 was $461,000, $444,000 and $455,000, respectively.

NOTE 7.  Employee Pension Plans

Payne has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and annual compensation of the employee calculated on the projected unit credit method. Payne makes annual contributions to the plan equal to the maximum amount that can be deducted for income tax purposes. No contributions were required for the years ended December 31, 1996, 1995 and 1994.

Effective January 31, 1994, the plan was frozen and no additional benefits will accrue nor additional employees become eligible for the plan beyond that point. The individual employees currently eligible at that time became 100% vested in their accumulated benefits as of that date.

The following table sets forth the plan's funded status, amounts recognized in the Consolidated Balance Sheet at December 31, 1996 and 1995 and the net periodic pension cost recognized for the years then ended.

                                                                                          December 31,
                                                                           -------------------------------------
                                                                                 1996                  1995
                                                                           ---------------       ---------------

Actuarial present value of accumulated benefit obligation                  $     1,187,000       $     1,689,000
                                                                           ===============       ===============

Projected benefit obligation                                               $     1,187,000       $     1,689,000
Plan assets at fair value                                                        1,258,000             1,618,000
                                                                           ---------------       ---------------
Plan assets in excess of (less than) projected
     benefit obligation                                                             71,000               (71,000)
Unrecognized net (gain) loss                                                       (21,000)               93,000
Unrecognized prior service gain                                                         --                    --
Unrecognized transitional asset                                                    (19,000)              (51,000)
                                                                           ---------------       ---------------
     Net pension asset (liability)                                         $        31,000       $       (29,000)
                                                                           ===============       ===============

Net pension costs include the following components:
Service cost                                                               $            --       $            --
Interest on projected benefit obligation                                           122,000               119,000
Actual return on plan assets                                                      (142,000)             (132,000)
Other                                                                              (25,000)              (25,000)
                                                                           ---------------       ---------------
     Net periodic pension (income)                                         $       (45,000)      $       (38,000)
                                                                           ===============       ================


Plan assets consist primarily of fixed income securities, commingled investment funds, commercial paper, and short-term securities.

The following is a summary of significant actuarial assumptions used as of December 31:

                                                                                 1996                  1995
                                                                           ---------------       ----------------
       Discount rate                                                                  8.0%                  7.5%
       Rate of increase in compensation levels                                        0.0%                  0.0%
       Expected long-term rate of return on assets                                    9.0%                  9.0%

The Company changed the assumed discount rate by adoption of the GATT pension provisions in 1995 resulting in an increase in the December 31, 1995 benefit obligation of $123,000.

Payne maintains an employee retirement savings plan under Section 401(k) of the Internal Revenue Code. Under the terms of such plan, eligible employees may contribute up to 20% of their annual compensation, up to a ceiling of $9,240. The Plan allows Payne to make matching contributions. In 1996, 1995 and 1994 Payne made matching contributions of $16,676, $27,988 and $7,782, respectively. Payne has the ability to activate sections of the plan in order to allow for discretionary contributions. As of December 31, 1996, such sections have not been activated. Effective November 1, 1996 the plan was amended and the matching contribution made by Payne was suspended.

NOTE 8.  Income Taxes

The effective income tax rates differed from the Federal Statutory income tax rates as follows for the year December 31:

                                                              1996                1995                1994
                                                          -------------      -------------       -------------

Statutory Federal income tax benefit (expense)            $      56,000      $     (26,000)      $    (195,000)
(Increase) Decrease resulting from:
     Effect of nondeductible amortization                       (19,000)           (16,000)            (14,000)
     Deferred tax benefits not recognized                            --             42,000                  --
     Reduction in valuation allowance
          for deferred tax assets                               129,000                 --                  --
     Other                                                       (6,000)                --                  --
     State income tax expense                                   (10,000)           (29,000)            (46,000)
                                                          -------------      -------------       -------------
Reported Income tax benefit (expense)                     $     150,000      $     (29,000)      $    (255,000)
                                                          =============      =============       =============


The components of income tax benefit (expense) are as follows:

                                                              1996                1995                1994
                                                          -------------      -------------       ---------

Deferred benefit (expense)                                $     160,000      $          --       $    (209,000)
State and local                                                 (10,000)           (29,000)            (46,000)
                                                          -------------      -------------       -------------
                                                          $     150,000      $     (29,000)      $    (255,000)
                                                          =============      =============       =============


At December 31, 1996, the Company had federal income tax net operating loss carryforwards ("NOL's") of approximately $114,000,000 which expire from 1997 through 2011. These NOL's primarily arose from income tax returns which were subject to rulings by the Bankruptcy Court. The Internal Revenue Service has objected to the Bankruptcy Court's ability to rule as to the amount and character of the carryforwards. In addition, under the Internal Revenue Code ("IRC"), the benefit of these NOL's could be limited, or eliminated, if the IRS determines there was an "ownership change" involving more than 50% of the Company's stock. There is risk that the Company does not meet the continuity of business requirements of the IRC. These matters create doubt as to whether these carryforwards will be utilized by the Company. For financial reporting purposes, the Company does not recognize the benefit of these NOL's.

Significant components of the Company's deferred tax asset and liability as of December 31 were as follows:

                                                      1996             1995
                                                ---------------   -------------
Deferred tax assets related to:
         Net operating loss carryforwards       $    39,100,000   $  39,100,000
         Accrued stock appreciation rights               91,000         121,000
         Reserve for obsolete inventory                  47,000          36,000
         Inventory                                      235,000         330,000
         Accounts receivable reserves                    27,000          24,000
         Accrued vacation                                28,000          30,000
         Other                                           11,000          27,000
                                                  -------------   -------------
                                                     39,539,000      39,668,000
         Less valuation allowance                    39,475,000      39,604,000
                                                  -------------   -------------
                                                         64,000          64,000
Deferred tax liability related to:
         Depreciation                                    64,000          64,000
                                                  -------------   -------------
Net deferred tax asset                            $          --   $          --
                                                  -------------   -------------

The Company has recorded valuation allowances to offset the amount of the deferred tax asset in its entirety.


NOTE 9.  Stockholders' Equity

On November 20, 1989, Bell National sold 1,317,373 shares of common stock to a group of investors for approximately $443,000 or $0.34 per share. In addition, Bell National issued a warrant to acquire 957,373 shares of common stock. The warrant is exercisable through November 20, 1999 at $0.37 per share. The warrant agreement, among other things, provides for the repurchase of unexercised warrants. The obligation of Bell National is determined by multiplying the unexercised number of shares subject to the warrant by the excess of the current market price (as defined) per share of common stock and the current warrant price (as defined) per share of common stock. Since the exercise price of the warrant is greater than the fair market value of the stock at December 31, 1996 and 1995, no liability has been recorded for this obligation.

In addition to the warrant, the Company has issued under various agreements, 1,470,357 stock appreciation rights (SAR's), of which 360,000 have expired and 213,928 have been exercised as of December 31, 1996. Included in these totals are $0.30 exercise price SAR's issued of 810,000 of which 360,000 have expired and none issued. Also included in the total are $0.00 exercise price SAR's issued of 660,357 of which none have expired and 213,928 have been issued. The remaining 450,000 SAR's, with a $0.30 exercise price can be exercised through November 20, 2001. Included in the $0.00 exercise price SAR's are the 455,357 issued in connection with the acquisition of 17% of the outstanding shares of Payne common stock which can be exercised at various dates through June 1997. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by Bell National prior to the exercise date. The warrant and SAR agreements contain mandatory stock registration rights.

At December 31, 1996, 1995 and 1994 the value of all issued and outstanding SAR's, including related registration costs, has been estimated to be $268,000, $356,000 and $356,000, respectively.


NOTE 10.  Related Party Transactions

The Company currently rents corporate office space on a month-to-month basis in Orlando, Florida from Milley Management Incorporated, a private investment and management consulting firm. The Chairman and Secretary of the Company is the President and sole stockholder of Milley Management Incorporated. Rent and administrative support expenses were approximately $120,000 in each of the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 11.  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, the Company must comply with certain restrictive covenants in connection with its borrowings. The Company violated certain of these covenants during the year and, therefore, has defaulted on its revolving credit note. In addition, it has not made required quarterly principal payments subsequent to September 1, 1996. The debt from the lender, amounting to $2,225,000 at December 31, 1996, has been classified as a current liability. The Company's future existence is contingent upon its ability to meet the requirements of the agreement and/or otherwise refinance the debt. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                          BELL NATIONAL CORPORATION AND SUBSIDIARIES
                                                                    (Dollars in Thousands)

               Col. A                      Col. B                 Col. C - Additions               Col. D                Col. E
               ------                  --------------    ---------------------------------     -------------         -------------
                                         Balance at        Charged to          Charged to        Balance at
                                          Beginning        Costs and           Other Accts.      Deductions              End of
             Description                  of period         Expenses           (Describe)        (Describe)              Period

Year ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for sales returns       $           16    $          385      $          --     $        3770 (A)    $           24
     Allowance for doubtful accounts               53                27                 --                24 (B)                56
                                       --------------    --------------      -------------     -------------        --------------
                                       $           69    $          412      $          --     $         401        $           80
                                       ==============    ==============      =============     =============        ==============
     Reserve for obsolete inventory    $          106    $           63      $          --     $          32 (C)    $          137
                                       ==============    ==============      =============     =============        ==============

Year ended December 31, 1995:
  Deducted from asset accounts:
     Allowance for sales returns       $           18    $          332      $          --     $         334 (A)    $           16
     Allowance for doubtful accounts               58                25                 --                30 (B)                53
                                       --------------    --------------      -------------     -------------        --------------
                                       $           76    $          357      $          --     $         364                    69
                                       ==============    ==============      =============     =============        ==============
     Reserve for obsolete inventory    $          132    $           15      $          --     $          41 (C)    $          106
                                       ==============    ==============      =============     =============        ==============

Year ended December 31, 1994:
  Deducted from asset accounts:
     Allowance for sales returns       $           19    $          321      $          --     $         322 (A)    $           18
     Allowance for doubtful accounts               67                29                 --                38 (B)                58
                                       --------------    --------------      -------------     -------------        --------------
                                       $           93    $          350      $          --     $         360                    76
                                       ==============    ==============      =============     =============        ==============
     Reserve for obsolete inventory    $          157    $           75      $          --     $         100 (C)    $          132
                                       ==============    ==============      =============     =============        ==============



(A)  Returns by customers during the year.
(B)  Uncollectible accounts written off during the year.
(C)  Obsolete inventory written off during the year.

                                                                         S-1