Form 10-Q
period 1997-03-31
BELL NATIONAL CORP
filed 1997-05-09
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997
                               --------------------------------------------

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                   -----     ------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No
                      -----     ------

As of April 24, 1997, the number of shares of the registrant's common stock outstanding is 5,488,114.

                         Part I - Financial Information


ITEM 1.   Financial Statements.


                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS


                                                     March 31,     December 31,
                                                       1997            1996
                                                     ---------     ------------
                                                    (Unaudited)

Cash and cash equivalents                           $       --      $       --

Accounts receivable, net                                 1,232           1,222

Inventory, net                                           2,729           2,740

Prepaid expenses and other current assets                   30              95
                                                    ----------      ----------

     Total current assets                                3,991           4,057

Property and equipment, net                                143             157

Goodwill, net                                              659             663

Deferred sample books, net                               1,103           1,242
                                                    ----------      ----------

                                                    $    5,896      $    6,119
                                                    ==========      ==========













The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,     December 31,
                                                        1997            1996
                                                      ---------     ------------
                                                     (Unaudited)

Current Liabilities:
     Accounts payable                                 $   1,000       $  1,047
     Current portion of long-term debt                    2,220          2,225
     Accrued compensation and employee benefits             497            444
Accrued expenses                                            500            512
                                                      ---------       --------

         Total current liabilities                        4,217          4,228

Accrued stock appreciation rights                           248            268

Other liabilities                                            48             48
                                                      ---------       --------

                                                          4,513          4,544

Stockholders' equity:
     Common stock, no par value;
       authorized 12,000,000 shares, issued and
       outstanding 5,488,114 shares at March 31,
       1997 and December 31, 1996                        15,815         15,815

     Additional paid-in capital                              10             10

     Accumulated deficit                                (14,442)        14,250)
                                                      ---------       --------

       Total stockholders' equity                         1,383          1,575
                                                      ---------       --------

                                                      $   5,896       $  6,119
                                                      =========       ========










The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ----------       -----------

Net sales                                          $    2,574       $    3,167

Costs and expenses:
     Cost of sales                                      1,359            1,683
     Selling, general and administrative                1,342            1,491
                                                   ----------       ----------

Operating loss                                           (127)              (7)

Other expense:
     Interest expense                                     (55)             (72)
     Other                                                (10)               5
                                                   ----------       ----------

Loss before income taxes                                 (192)             (74)

Provision for income taxes                                 --               --
                                                   ----------       ----------

Net loss                                           $     (192)      $      (74)
                                                   ==========       ==========

Net loss per common share                          $    (0.03)      $    (0.01)
                                                   ==========       ==========

Weighted average number of common
     shares outstanding                             5,488,114        5,283,114
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

                            BELL NATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                                       Common Stock         Additional     Accum-       Total
                                  ----------------------      Paid-in      ulated    Stockholders'
                                   Shares       Dollars       Capital      Deficit      Equity
                                   ------       -------       -------      -------     ------
Balance at
   December 31, 1996              5,488,114    $  15,815     $      10    $(14,250)    $ 1,575

Net loss                                 --           --            --        (192)       (192)
                                 ----------    ---------     ---------    --------     -------

Balance at
   March 31, 1997                 5,488,114    $  15,815     $      10    $(14,442)    $ 1,383
                                 ==========    =========     =========    ========     =======






























The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (Unaudited)


                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             1997              1996
                                                          ----------        ----------
Operating activities:
Net loss                                                  $    (192)        $    (74)

Adjustments to reconcile net loss to net
 cash provided by operating activities:
     Depreciation                                                14               14
     Amortization of goodwill                                     4                5
     Amortization of deferred sample books                      303              290
     Amortization of deferred debt commitment fee                --                4

(Increase) decrease in assets:
     Accounts receivable                                        (10)            (169)
     Inventory                                                   11              552
     Prepaid expenses and other current assets                   65              (52)

Increase (decrease) in liabilities:
     Accounts payable                                           (47)            (295)
     Accrued compensation and employee benefits                  53               89
     Accrued expenses                                           (12)              88
     Accrued Stock Appreciation Rights                          (20)              --
                                                          ---------         --------

     Net cash provided by operating activities                  169              452
                                                          ---------         --------

Investing activities:
     Acquisition of property and equipment                       --               (2)
     Purchase of deferred sample books                         (164)            (273)
                                                          ---------         --------

     Net cash used in investing activities                     (164)            (275)
                                                          ---------         --------

Financing activities:
     Net proceeds (repayments) on long-term debt                 (5)            (177)
                                                          ---------         --------

     Net cash provided by financing activities            $      (5)        $   (177)
                                                          =========         ========






The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            1997          1996
                                                            ----          ----

Net decrease in cash and cash equivalents                 $    --        $   --

Cash and cash equivalents at beginning of period               --            --
                                                          -------        ------

Cash and cash equivalents at end of period                $    --        $   --
                                                          =======        ======




Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
     Interest                                             $    59        $   73
     Income taxes                                              --            --





















The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)



Note 1.   The Company

General. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

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

Quarter Ended March 31, 1997 The Company had net sales of $2,574,000, cost of goods sold of $1,359,000, selling, general and administrative expenses of $1,342,000 and an operating loss of $127,000 during the first quarter of 1997. The operating loss was reduced by interest expense of $55,000 and other expense of $10,000 resulting in a net loss of $192,000.

Quarter Ended March 31, 1996 The Company had net sales of $3,167,000, cost of goods sold of $1,683,000, selling, general and administrative expenses of $1,491,000 and an operating loss of $7,000 during the first quarter of 1996. The operating loss was increased by interest expense of $72,000 and reduced by other income of $5,000 resulting in a net loss of $74,000.

Comparison Of First Quarter 1997 Results To 1996 The sales for the first quarter of 1997 decreased by $593,000 compared to the corresponding period in 1996. All fabric and workroom categories experienced declines. Sales continue to be weak in most markets and management does not expect a dramatic change in the recent declining sales trend.

The gross profit percentage increased by 0.3% from 46.9% in 1996 to 47.2% in 1997. The resulting $269,000 decrease in gross profit during the first quarter of 1997 compared to 1996, was partially offset by a decrease in selling, general and administrative expenses of $149,000. As a result of the above, 1997 operating income decreased by $120,000 during the first quarter of 1997 compared to 1996.

Interest expense decreased $17,000 from $72,000 in 1996 to $55,000 in 1997 as a result of a lower average bank debt balance. Other income decreased from $15,000 in 1996 to an expense of $10,000 in 1997.

The Company had a net loss of $192,000 in the first quarter of 1997 compared to a net loss of $74,000 for the same period in 1996. The loss per share in the first quarter of 1997 was $0.03 and $0.01 in 1996.

Liquidity and Capital Resources

Available Resources. The Company has in place a cash management system where the net cash generated by operations is used to reduce bank debt. The reduction of outstanding bank debt provides the Company with a greater reduction in interest expense than could be offset with interest income from alternative investments. In the absence of such a system, the Company would continue to use excess funds to immediately reduce bank debt. A review of the financial statements, summary data, working capital and discussion of liquidity must take into consideration the fact that the Company does not maintain any cash balances in any of its accounts by design.
Working capital needs, when they arise, are met by daily borrowings.

Future Needs For and Sources of Capital.

During the first quarter of 1997, the Company generated $169,000 of cash from operations. Although the Company experienced a loss of $192,000 in the period, there were $321,000 of non-cash expenses included in the loss, primarily amortization of deferred sample books. These two items, together with decreased current assets of $66,000 and decreased liabilities of $26,000 created the cash from operations. These funds were used to purchase $164,000 of sample books and to pay down bank debt by $5,000.

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

During 1996 and continuing in 1997, the Company did not meet certain covenants of the existing loan facility with Bank One, Dayton, National Association. The quarterly principal installments due after September 1, 1996 have not been made, all interest payments are current. The Company has been in discussions with Bank one, Dayton, National Association related to the Revolving Credit Agreement. The outcome of these discussions are unknown and the Company has therefore classified all amounts owing to the Bank as current liabilities reflecting the Banks ability to require payment of the loan.


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


                                             BELL NATIONAL CORPORATION
                                   --------------------------------------------
                                                   (Registrant)



Date: May 9, 1997                  /s/   Alexander M. Milley
                                   --------------------------------------------
                                   Alexander M. Milley, Chairman of the Board
                                     and Secretary




Date: May 9, 1997                  /s/   Thomas R. Druggish
                                   --------------------------------------------
                                   Thomas R. Druggish, Chief Financial Officer
                                     (Principal Financial Officer and Accounting
                                     Officer)