Form 10-Q
period 1997-06-30
BELL NATIONAL CORP
filed 1997-08-14
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                          Commission file number 0-935
                                                 -----

                            BELL NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                      94-1451828
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

4209 Vineland Road, Suite J-1, Orlando, Florida                         32811
--------------------------------------------------------------------------------
   (Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code:         (407) 849-0290
                                                   -----------------------------

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]   No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes [X]  No [ ]

As of August 9, 1997, the number of shares of the registrant's common stock outstanding is 5,934.542.

                         Part I - Financial Information

ITEM 1. Financial Statements.


                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS


                                              June 30,             December 31,
                                                1997                   1996
                                             ---------             ------------
                                            (Unaudited)

Cash and cash equivalents                     $      --             $     --

Accounts receivable, net                          1,259                1,222

Inventory, net                                    2,669                2,740

Prepaid expenses and other current assets           106                   95
                                              ---------             --------

     Total current assets                         4,034                4,057

Property and equipment, net                         130                  157

Goodwill, net                                       653                  663

Deferred sample books, net                        1,068                1,242
                                              ---------             --------

                                              $   5,885             $  6,119
                                              =========             ========


The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,     December 31,
                                                      1997           1996
                                                 ------------    ------------
                                                  (Unaudited)

Current Liabilities:
  Accounts payable                                     1,112          1,047
  Current portion of long-term debt                    2,220          2,225
  Accrued compensation and employee benefits             533            444
  Accrued expenses                                       486            512
                                                 -----------      ---------

         Total current liabilities                     4,351          4,228

Accrued stock appreciation rights                        159            268

Other liabilities                                         50             48
                                                 -----------      ---------

                                                       4,560          4,544

Stockholders' equity:
  Common  stock,  no par  value;  authorized
   12,000,000  shares,  issued and outstanding
   5,934,542 shares at June 30, 1997 and
   5,488,114 shares at December 31, 1996              15,849         15,815

     Additional paid-in capital                           10             10

     Accumulated deficit                             (14,534)       (14,250)
                                                 -----------      ---------

       Total stockholders' equity                      1,325          1,575
                                                 -----------      ---------

                                                 $     5,885      $   6,119
                                                 ===========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                   (Unaudited)



                                             Three Months Ended        Six Months Ended
                                                  June 30,                June 30,
                                           ----------------------   ---------------------
                                             1997          1996       1997        1996
                                           ---------    ---------   ---------   ---------

Net  sales                                 $   2,860    $   3,383   $   5,434   $   6,550

Costs and expenses:
     Cost of sales                             1,649        1,978       3,008       3,661
     Selling, general and administrative       1,242        1,527       2,585       3,018
                                           ---------    ---------   ---------   ---------

Operating income (loss)                          (31)        (122)       (159)       (129)

Other expense:
     Interest expense                            (79)         (70)       (133)       (142)
     Other                                        18          (17)          8         (10)
                                           ---------    ---------   ---------   ---------

Income (loss) before income taxes                (92)        (209)       (284)       (281)

Provision for income taxes                        --           --          --          (2)
                                           ---------    ---------   ---------   ---------

Net income (loss)                          $     (92)   $    (209)  $    (284)  $    (283)
                                           =========    =========   =========   =========

Net income (loss) per common share         $   (0.02)   $   (0.04)  $   (0.05)  $   (0.05)
                                           =========    =========   =========   =========

Weighted average number of common
  shares outstanding                       5,561,701    5,283,114   5,525,111   5,283,114
                                           =========    =========   =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                   (Unaudited)


                                                  Additional                  Total
                              Common Stock         Paid-in    Accumulated   Stockholders'
                           Shares     Dollars      Capital      Deficit       Equity
                         ---------    --------    ----------  -----------   ------------

Balance at
   December 31, 1996     5,488,114    $ 15,815     $    10    $ (14,250)    $  1,575

Exercise of SAR's          446,428          34          --           --           34

Net income (loss)               --          --          --         (284)        (284)
                         ---------    --------     -------    ---------     --------

Balance at
   June 30, 1997         5,934,542    $ 15,849     $    10    $ (14,534)    $  1,325
                         =========    ========     =======    =========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ---------
Operating activities:
Net income (loss)                                        $  (284)     $  (283)

Adjustments to reconcile net income (loss) to
net cash  provided by operating activities:
  Depreciation                                                27           29
  Amortization of goodwill                                    10           10
  Amortization of deferred sample books                      520          607
  Amortization of deferred debt commitment fee                --            8

(Increase) decrease in assets:
  Accounts receivable                                        (37)        (115)
  Inventory                                                   71        1,129
  Prepaid expenses and other current assets                  (11)          42

Increase (decrease) in liabilities:
  Accounts payable                                            65         (248)
  Accrued compensation and employee benefits                  89           98
  Accrued expenses                                           (24)          71
  Accrued stock appreciation rights                         (109)          --
                                                         -------      -------

  Net cash provided by operating activities                  317        1,348
                                                         -------      -------

Investing activities:
  Acquisition of property and equipment                       --           (2)
  Purchase of deferred sample books                         (346)        (503)
                                                         -------      -------

  Net cash used in investing activities                     (505)        (505)
                                                         -------      -------

Financing activities:
  Net (payments) borrowings on bank debt                      (5)        (842)
  Issuance of common stock from SAR's                         34           --
  Principal payments on capital lease obligations             --           (1)
                                                         -------      -------
  Net cash (used for) provided by financing activities    $   29      $  (843)
                                                         -------      -------


The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1997             1996
                                                       --------         --------
Net decrease in cash and cash equivalents              $     --         $    --

Cash and cash equivalents at beginning of period             --              --
                                                       --------         -------

Cash and cash equivalents at end of period             $     --         $    --
                                                       ========         =======


Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
     Interest                                          $    132         $   142
     Income taxes                                            --              --



The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)



Note 1. The Company

General. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

Bell National Corporation's wholly owned subsidiary Payne Fabrics, Inc. ("Payne") is a designer and distributor of decorative drapery and upholstery fabrics. Payne was acquired by the Company on June 15, 1990. On August 5, 1997 Payne sold substantially all of its assets and most of its liabilities related to its business to Westgate Fabrics.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations The Company's revenues and expenses result from the operations of Payne Fabrics, Inc.

Six Months Ended June 30, 1997 The Company had net sales of $5,434,000, cost of goods sold of $3,008,000, selling, general and administrative expenses of $2,585,000 and an operating loss of $159,000 during the first six months of 1997. The operating loss was increased by interest expense of $133,000, offset by other income of $8,000 resulting in a net loss of $284,000.

Six Months Ended June 30, 1996 The Company had net sales of $6,550,000, cost of goods sold of $3,661,000, selling, general and administrative expenses of $3,018,000 and an operating loss of $129,000 during the first six months of 1996. The operating loss was increased by interest expense of $142,000, other expense of $10,000 and income taxes of $2,000, resulting in a net loss of $283,000.

Comparison Of Six Months 1997 Results to 1996 Sales for the first six months of 1997 decreased by $1,116,000 compared to the corresponding period in 1996. All fabric and workroom categories experienced declines.

The gross profit for the first six months of 1997 was 44.6% compared to 44.1% for the same period in 1996. Selling, general and administrative costs for the first six months of 1997 were $433,000 lower than the same period of 1996. The results include a $76,000 favorable adjustment for SAR's deemed exercised on June 15, 1997.

Interest expense decreased by $9,000 for the first six months of 1996 due to the slightly lower debt balance in comparison to the same period of the prior year offset by high rates in 1997. Other expenses were $18,000 lower in the first six months of 1997 versus 1996. Also in the first six months of 1997 provisions for income taxes were $2,000 lower than in 1996.

The net loss of $284,000 in the first six months of 1997 compared to a net loss of $283,000 for the same period in 1996 resulted in a loss per share of $0.05 for the first six months of 1997 and 1996.

Quarter Ended June 30, 1997 The Company had net sales of $2,860,000, cost of goods sold of $1,649,000, selling, general and administrative expenses of $1,242,000 and an operating loss of $31,000 during the second quarter of 1997. The operating loss was increased by interest expense of $79,000, offset by other income of $18,000 resulting in a net loss of $92,000.

Quarter Ended June 30, 1996 The Company had net sales of $3,383,000, cost of goods sold of $1,978,000, selling, general and administrative expenses of $1,527,000 and an operating loss of $122,000 during the second quarter of 1996. The operating loss together with interest expense of $70,000 and other expense of $17,000 resulted in a net loss of $209,000.

Comparison of Second Quarter 1997 Results to 1996 Sales for the second quarter of 1997 decreased by $523,000 compared to the corresponding period in 1996. All fabric and workroom categories experienced declines.

The gross profit for the second quarter of 1997 was 42.3% compared to 41.5% for the same period in 1996. Selling, general and administrative costs for the second quarter of 1997 were $285,000 lower than the same period of 1996. The results include a $56,000 favorable adjustment for SAR's deemed exercised on June 15, 1997.

Interest expense increased by $9,000 for the second quarter of 1997 due to the high rate charged in comparison to the same period of the prior year. Other expenses were $35,000 lower in the second quarter of 1997 versus 1996.

The net loss of $92,000 in the second quarter of 1997 compared to the net loss of $209,000 for the same period in 1996 resulted in a loss per share of $0.02 for the second quarter of 1997 compared to a loss per share of $0.04 for the same period of 1996.


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

Future Needs For and Sources of Capital

During the first half of 1997, the Company generated $317,000 of cash from operations compared to $1,348,000 during the first half of 1996. The dramatic reduction of $1,129,000 of inventory during the first six months of 1996 was not repeatable in 1996. The operating cash generated in 1997 and proceeds from the issuance of common stock under SAR agreements of $34,000 was used to purchase $346,000 of sample books and repay bank principal of $5,000.

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

During 1996 and continuing in 1997, the Company and its Payne Fabrics, Inc. ("PFI") subsidiary did not meet certain of their covenants under its revolving credit agreement (the "Credit Agreement") with Bank One, N.A. (formerly Bank One, Dayton, National Association) (the "Bank"). In addition, the quarterly principal installments due after September 1, 1996 had not been made although interest payments were kept current. The Company has therefore classified all amounts owing to the Bank as current liabilities, reflecting the Bank's right under the Credit Agreement to demand immediate and full payment of its loans.

On May 12, 1997 the Bank formally notified PFI that it was in default under the Credit Agreement. This notice included a demand for payment of all outstanding amounts by May 30, 1997. Subsequently, the Company and PFI entered into a Revolving Credit Modification Agreement (the "Credit Modification Agreement') with the Bank, under which the: (i) maturity date of the amounts outstanding under the Credit Agreement was extended to July 31, 1997, (ii) the interest charged was increased to prime-plus-2.0% for revolving loans and prime-plus-4.25% for the term loan, and (iii) the Company and PFI agreed to pay the Bank a $30,000 fee. The Bank further agreed to forebear from accelerating the loans under the Credit Agreement and enforcing its rights against the collateral security therefor until the extended maturity date, which allowed the Company the opportunity to secure the means of extinguishing the Bank debt.


ITEM 5.  Other Information

The following information contains disclosures required under item 2 of Securities and Exchange Commission ("SEC") Form 8-K Current Report ("Form 8-K"), and is included herein in lieu of filing such information in a separate Form 8-K.

On July 17, 1997, the Company and PFI entered into an Asset Purchase Agreement dated as of July 17, 1997 (as amended, the "Asset Agreement"), with Westgate Fabrics, Inc. ("Westgate"), and on August 5, 1997 the transactions contemplated by the Asset Agreement were consummated. Under the Asset Purchase, PFI sold substantially all of its properties and assets (excluding cash) to Westgate, and Westgate assumed specified liabilities of PFI. The purchase price paid by Westgate to PFI was $3,850,000 in cash, $150,000 of which was deposited into escrow to secure certain post-closing working capital-based purchase price adjustments called for under the Asset Agreement. Such purchase price was arrived at through arm's-length negotiations between the Company/PFI and Westgate. The assets sold included PFI's name and trademark, and PFI is in the process of changing its name to "PFI National Corporation".

Among the liabilities retained by PFI under the Asset Agreement were Credit Agreement indebtedness, payroll compensation and commissions due through the closing date, liabilities for taxes, the PFI pension plan and 401(k) plan and certain lease obligations. Approximately $2.26 million of the cash received under the Asset Agreement was applied to satisfy in full all amounts owed to the Bank under the Credit Agreement and Credit Modification Agreement. In connection with the closing of the Asset Agreement, PFI entered into an agreement with the landlord of its Dayton facility whereby the relevant lease would be terminated in 90 days (as opposed to its September 2000 termination date) in exchange for a one-time payment of $100,000 and prepayment of the remaining three months' rent.

PFI faces substantial cash requirements to extinguish all remaining retained liabilities, and the amount of cash it will net from the sale may not be determined for some time.


                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports

     (a) Exhibits

         2.2 Asset Purchase Agreement, dated as of July 17, 1997, by and among Payne Fabrics, Inc., Bell National Corporation and Westgate Fabrics, Inc.

         2.3 Amendment No. 1 to the Asset Purchase Agreement, dated as of August 5, 1997, by and between Payne Fabrics, Inc., Bell National Corporation and Westgate Fabrics, Inc.

         2.4 Post-Closing Escrow Agreement, dated as of August 5, 1997, by and between Westgate Fabrics, Inc., Payne Fabrics, Inc. and Crouch & Hallett, L.L.P.

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


                                            BELL NATIONAL CORPORATION
                                    --------------------------------------------
                                                   (Registrant)



Date: August 12, 1997               /s/   Alexander M. Milley
                                    --------------------------------------------
                                    Alexander M. Milley, Chairman of the Board
                                      and Secretary




Date: August 12, 1997               /s/   Thomas R. Druggish
                                    --------------------------------------------
                                    Thomas R. Druggish, Chief Financial Officer
                                     (Principal Financial Officer and Accounting
                                     Officer)