Form 10-Q
period 1997-09-30
BELL NATIONAL CORP
filed 1997-11-14
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        September 30, 1997
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                          Commission file number 0-935
                                                 -----

                            BELL NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

            California                                           94-1451828
(State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                           identification no.)


3600 Rio Vista Avenue, Suite A, Orlando, Florida                         32805
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:   (407) 849-0290
                                                    -------------------

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

                                Yes   X       No
                                    -----        ------

As of November 11, 1997, the number of shares of the registrant's common stock outstanding is 5,934,542.

                         Part I - Financial Information

ITEM 1. Financial Statements.


                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS


                                               September 30,       December 31,
                                                   1997                 1996
                                              -------------        -------------
                                                (Unaudited)

Cash and cash equivalents                     $        1,362       $          --

Accounts receivable, net                                  --               1,222

Inventory, net                                            --               2,740

Prepaid expenses and other current assets                  7                  95
                                              --------------       -------------

     Total current assets                              1,369               4,057

Property and equipment, net                               --                 157

Goodwill, net                                             --                 663

Deferred sample books, net                                --               1,242
                                              --------------       -------------

                                              $        1,369       $       6,119
                                              ==============       =============













The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,      December 31,
                                                    1997               1996
                                               --------------     -------------
                                                (Unaudited)


Current Liabilities:
  Accounts payable                             $           --     $       1,047
  Current portion of long-term debt                        --             2,225
  Accrued compensation and employee benefits              502               444
  Accrued expenses                                        576               512
                                               --------------     -------------

         Total current liabilities                      1,078             4,228

Accrued stock appreciation rights                         159               268

Other liabilities                                          49                48
                                               --------------     -------------

                                                        1,286             4,544

Stockholders' equity:

  Common  stock,  no par  value;
    authorized 12,000,000  shares,
    issued and outstanding 5,934,542
    shares at September 30, 1997
    and 5,488,114 shares at
    December 31, 1996                                  15,849            15,815

  Additional paid-in capital                               10                10

  Accumulated deficit                                 (15,776)          (14,250)
                                               --------------     -------------

       Total stockholders' equity                          83             1,575
                                               --------------     -------------

                                               $        1,369     $       6,119
                                               ==============     =============









The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     ---------------------------      --------------------------
                                                         1997           1996              1997           1996
                                                     -----------     -----------      -----------    -----------
Net  sales                                           $     1,142     $     3,093      $     6,576    $     9,643

Costs and expenses:
     Cost of sales                                           513           1,544            3,521          5,205
     Selling, general and administrative                     565           1,411            3,150          4,429
                                                     -----------     -----------      -----------    -----------

Operating income                                              64             138              (95)             9

Other income (expense):
     Interest expense                                         (1)            (57)            (134)          (199)
     Other                                                    17             (92)              25           (102)
                                                     -----------     -----------      -----------    -----------

Income (loss) before income taxes                             80             (11)            (204)          (292)

Provision for income taxes                                    --              --               --             (2)
                                                     -----------     -----------      -----------    -----------

Net income (loss) before sale of assets              $        80     $       (11)     $      (204)   $      (294)

Loss on sale of assets                                    (1,322)             --           (1,322)            --
                                                     -----------     -----------      -----------    -----------

Net loss                                             $    (1,242)    $       (11)     $    (1,526)   $      (294)
                                                     ===========     ===========      ===========    ===========


Net loss per common share                            $     (0.22)    $     (0.01)     $     (0.27)   $     (0.06)
                                                     -----------     -----------      -----------    -----------

Weighted average number of common
  shares outstanding                                   5,934,543       5,283,114        5,687,614      5,283,114
                                                     -----------     -----------      -----------    -----------





The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                                             Common Stock              Additional        Accum-         Total
                                 ---------------------------------       Paid-in         ulated      Stockholders'
                                       Shares            Dollars         Capital        Deficit         Equity
                                 ----------------    -------------     -----------    -----------    -----------
Balance at
   December 31, 1996                    5,488,114    $      15,815     $        10    $   (14,250)   $     1,575

Exercise of SAR's                         446,428               34              --             --             34
Net income                                     --               --              --         (1,526)        (1,526)
                                 ----------------    -------------     -----------    -----------    -----------

Balance at
   September 30, 1997                   5,934,542    $      15,849     $        10    $   (15,776)   $        83
                                 ================    =============     ===========    ===========    ===========




























The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                  ----------------------------------------
                                                                       1997                      1996
                                                                  --------------             -------------

Operating activities:
Net (loss) income                                                 $       (1,526)            $        (294)

Adjustments  to  reconcile  net  (loss)  income
   to cash  provided  by  operating activities:
     Depreciation                                                             32                        43
     Amortization of goodwill                                                 11                        15
     Amortization of deferred sample books                                   624                       904
     Amortization of deferred debt commitment fee                             --                        40

(Increase) decrease in assets:
     Accounts receivable                                                     170                      (159)
     Inventory                                                                64                     1,144
     Prepaid expenses and other current assets                                17                        88
Increase (decrease) in liabilities:
     Accounts payable                                                        155                      (481)
     Accrued compensation and employee benefits                              321                        98
     Accrued expenses                                                        313                         2
     Accrued stock appreciation rights                                      (109)                       --
                                                                  --------------             -------------
     Net cash provided by operating activities                                72                     1,400
                                                                  --------------             -------------

Investing activities:
     Acquisition of property and equipment                                    --                        (4)
     Purchase of deferred sample books                                      (369)                     (574)
                                                                  --------------             -------------
     Net cash used in investing activities                                  (369)                     (578)
                                                                  --------------             -------------

Financing activities:
     Net (repayments) borrowings on long-term bank debt                   (2,225)                     (817)
     Proceeds from asset sale                                              3,850                        --
     Issuance of common stock from SAR agreements                             34                        --
     Principal payments on capital lease obligations                          --                        (5)
                                                                  --------------             -------------
     Net cash (used for) provided by financing activities         $        1,659             $        (822)
                                                                  --------------             -------------







The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                   (Unaudited)


                                                                       Nine Months Ended September 30,
                                                                  ----------------------------------------
                                                                       1997                      1996
                                                                  --------------             -------------

Net increase in cash and cash equivalents                         $        1,362             $          --

Cash and cash equivalents at beginning of period                              --                        --
                                                                  --------------             -------------

Cash and cash equivalents at end of period                        $        1,362             $          --
                                                                  ==============             =============




Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
     Interest                                                     $          133             $         199
     Income taxes                                                             --                        --





















The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)



Note 1. The Company

General. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

On August 5, 1997 Payne Fabrics, Inc. ("Payne") sold substantially all of its assets and most of its liabilities related to the business of designing and distributing decorative drapery and upholstery fabrics. The sale included the transfer to the buyer of the use and rights to the Payne name and simultaneous to the closing of the transaction the remaining entity changed its name to PFI National Corporation ("PFI"). This sale left PFI without any substantially assets and at the end of business on August 4, 1997 all operations were ceased.

A reading of the financial statements must therefore take into account that Bell and its subsidiary PFI have not ongoing operations.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations The Company's revenues and expenses had, previous to the sale of substantially all of PFI's assets, resulted from the operations of PFI. The comparisons included in this discussion and analysis of financial condition and results of operation therefore include the Company's ownership interest in PFI's results up to the date of sale. The Company's last day of ownership was August 4, 1997.

Nine Months Ended September 30, 1997 The Company had net sales of $6,576,000, cost of goods sold of $3,521,000, selling, general and administrative expenses of $3,150,000 resulting in an operating loss of $95,000 during the first nine months of 1997. The operating loss was increased by interest expense of $134,000 partly offset by other income of $25,000, resulting in a net loss before the sale of assets of $204,000. These results include the Company's ownership of PFI through August 4, 1997.

In connection with the sale of PFI's assets, PFI recorded a loss on the sale of assets of $1,322,000. This loss together with the net loss before the asset sale resulted in a net loss of $1,526,000.

Nine Months Ended September 30, 1996 The Company had net sales of $9,643,000, cost of goods sold of $5,205,000, selling, general and administrative expenses of $4,429,000 and operating income of

$9,000 during the first nine months of 1996. Operating income was reduced by interest expense of $199,000, other expense of $102,000 and income taxes of $2,000 resulting in a net loss of $294,000.

Comparison of Nine Months 1997 Results to 1996 Sales for the first nine months of 1997 decreased by $3,067,000 compared to the corresponding period in 1996. The first nine months of 1997 decrease is identifiable to all fabric and workroom categories. In addition the 1997 results include only about seven months of results while the 1996 results include a full nine months of results due to the cessation of operations on August 4, 1997.

The gross profit for the first nine months of 1996 was 46.5% compared to 46.0% for the same period in 1996. Selling, general and administrative costs for the first nine months of 1997 were $1,279,000 lower than the same period of 1996. Again the 1997 selling general and administrative results include only about seven months of expenses while the 1996 results include a full nine months of expenses due to the cessation of operations on August 4, 1997.

Interest expense decreased by $65,000 in 1997 primarily due to the debt being paid off on August 4, 1997 from the proceeds of the asset sale. Other expenses were down $127,000 in the first nine months of 1997 versus 1996. The shortened 1997 period also accounts for most of this change.

The net loss of $1,526,000 in the first nine months of 1997 compared to a net loss of $294,000 for the same period of 1996 resulted in a loss per share of $0.27 for 1997 compared to a loss of $0.06 for the same period in 1996. The loss on the sale of assets accounts for $0.23 per share in 1997 resulting in a pre-loss comparison per share of a loss of $0.04 in 1997 and $0.06 in 1996 for the first nine months of each year.

Quarter Ended September 30, 1997 The Company had net sales of $1,142,000, cost of goods sold of $513,000, selling, general and administrative expenses of $565,000 and operating income of $64,000 during the third quarter of 1997. Operating income was effected by interest expense of $1,000 and other income of $17,000, resulting in net income before the sale of assets of $80,000. Factoring in the loss on the sale of assets of $1,322,000 results in a net loss for the period of $1,242,000.

Quarter Ended September 30, 1996 The Company had net sales of $3,093,000, cost of goods sold of $1,544,000, selling, general and administrative expenses of $1,411,000 and operating income of $138,000 during the third quarter of 1996. Operating income was reduced by interest expense of $57,000 and other expense of $92,000 resulting in a net loss of $11,000.

Comparison of Third Quarter 1997 Results to 1996 Sales for the third quarter of 1997 decreased by $1,951,000 compared to the corresponding period in 1996. The third quarter 1996 decrease is identifiable to all fabric and workroom categories. In addition the 1997 results include roughly one month of results while the 1996 results include a full three months of results due to the cessation of operations on August 4, 1997.

The gross profit for the third quarter of 1997 was 55.1% compared to 50.1% for the same period in 1996.

Selling general and administrative costs for the third quarter of 1997 were $846,000 lower than the same period of 1996. Again the 1997 selling general and administrative results include only about one month of expenses while the 1996 results include a full three months of expenses due to the cessation of operations on August 4, 1997.

Interest expense decreased by $56,000 in the third quarter of 1997 primarily due to the debt being paid off on August 4, 1997 from the proceeds of the asset sale. Other expenses were $109,000 lower in the third quarter of 1997 versus 1996. The shortened 1997 period also accounts for most of this change.

The net loss of $1,242,000 in the third quarter of 1997 compared to a net loss of $11,000 for the same period of 1996 resulted in a loss per share of $0.22 for 1997 compared to a loss of $0.01 for the same period in 1996. The loss on the sale of assets accounts for $0.22 per share in 1997 (a difference in the weighted average number of shares outstanding accounts for the variance between this per share basis and the $0.23 per share for nine months for the same item) resulting in a per share comparison of $0.00 in 1997 and a loss of $0.01 in 1996 for the same quarter of each year.

Liquidity and Capital Resources

Available Resources. Management believes that cash on hand will be sufficient to fund the Company's 1997 administrative cash needs. There is not a sufficient amount of cash or an existing line of credit that would allow the Company to make a major acquisition. The Company's review of it's future direction will factor in this very important component. The Company has begun to look at various alternatives for its future direction.

The Company has made provisions for the remaining liabilities it is responsible for. These include a provision for the final settlement related to the asset sale, legal and accounting fees related to the sale and a reserve to make payments to former employees for pension funds they are entitled to under PFI's defined benefit plan. Management believes that it has made adequate reserves to account for any contingency related to these matters and does not expect to book any further loss on the sale of assets in excess of the $1,322,000 booked in the third quarter of 1997. However, these matters have not been completely resolved and the risk exists that provisions may not be adequate to cover unforeseen events.

Future Needs For and Sources of Capital.

During the first nine months of 1997 the Company generated $72,000 of cash from operations compared to $1,400,000 during the corresponding period in 1996. The lower cash flow from operations in 1997 was primarily driven by the loss on the sale of assets of 1,322,000 in 1997. Before the asset sale, $369,000 was used to purchase sample books and $5,000 was used to make a principal payment on the then existing line of credit. The $3,850,000 gross proceeds from the sale of assets on August 4, 1997 were used to extinguish the then existing bank debt balance of $2,220,000. Net of the other working capital sources and uses the Company ended the first nine months of 1997 with $1,362,000 in cash.

During the first nine months of 1996 the Company generated $1,400,000 of cash from operations compared to $876,000 during the corresponding period in 1995. The larger cash flow from operations in 1996 than in 1995 resulted from a decrease in inventory somewhat offset by a decrease in accounts payable. The cash generated from operations in 1996 was used to purchase $574,000 of deferred sample book inventory, purchase $4,000 of equipment and to pay down bank debt by $817,000.


                           PART II. OTHER INFORMATION


Exhibits 6.  Exhibits and Reports

        (a)  Exhibits

             27   Financial Data Schedule

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


                                            BELL NATIONAL CORPORATION
                                    --------------------------------------------
                                                  (Registrant)



Date: November 11, 1997             /s/   Alexander M. Milley
                                    --------------------------------------------
                                    Alexander M. Milley, Chairman of the Board
                                     and Secretary




Date: November 11, 1997             /s/   Thomas R. Druggish
                                    --------------------------------------------
                                    Thomas R. Druggish, Chief Financial Officer
                                     (Principal Financial Officer and Accounting
                                     Officer)