Form 10-K
period 1997-12-31
BELL NATIONAL CORP
filed 1998-03-31
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                December 31, 1997
                               --------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________



                         Commission file number     0-935
                                               ----------------


                            BELL NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                               94-1451828
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)



3600 Rio Vista Avenue, Suite A, Orlando, FL              32805
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:       (407) 849-0290
                                                    --------------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 8, 1998 was $395,000 based upon the average bid and asked prices of shares of the Company's Common Stock, no par value per share ("Common Stock"), of $0.075 per share as reported in the Electronic Bulletin Board. The number of shares of Common Stock outstanding at March 8, 1998 is 5,916,686.

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

After emerging from bankruptcy proceedings in June 1987, and a vote by shareholders to continue the operations of Bell National in October 1988, the Company reached an agreement ("Stock Purchase Agreement") with Milley Management Incorporated ("MMI"), a private investment firm, in 1989 whereby Bell National sold to a group of private investors (including MMI) Common Stock totaling approximately 41% of the outstanding voting shares on a fully diluted basis.

On June 15, 1990, Bell National purchased 100% of the Common Stock of Payne Fabrics, Inc. a designer and distributor of decorative drapery and upholstery fabrics, for a purchase price of $6,493,000 and the issuance of stock appreciation rights ("SAR's"). Bell National's other wholly owned subsidiaries, Bell Savings and Pacific Coast Holdings Insurance Company, have no operations or any significant assets or liabilities.

On August 4, 1997 Payne Fabrics, Inc. sold substantially all of its assets and most of its liabilities related to the business of designing and distributing decorative drapery and upholstery fabrics to Westgate Fabrics, Inc. ("Westgate"), an unaffiliated third party (the "Asset Sale"). The Asset Sale included the transfer to the buyer of the use and rights to the Payne Fabrics name, accordingly, Payne Fabrics, Inc., changed its name to PFI National Corporation ("PFI"). The Asset Sale left PFI without any substantial assets and on August 4, 1997 all operations were ceased.

The Board of Directors is reviewing the future direction of the Company. Among alternatives are the possible sale of stock or debt to raise additional capital to either fund the acquisition of an operating company or to fund a start-up company (either from inception or in an early development phase). It is highly likely that in order to fund an acquisition of a meaningful size significant additional funds would be required, and no assurance can be given that such funds could be obtained on terms deemed favorable by management. Another option would be the possibility of a liquidating dividend. The discussion contained in this section is not intended to be an exhaustive review of alternatives available to the Company, nor does inclusion or omission of any alternative provide any indication of what course of action may finally be decided upon. However, the Company is not, nor does it intend to engage, in the business of investing, reinvesting, owning, holding or trading securities.


ITEM 2.   PROPERTIES

Simultaneous to the Asset Sale PFI's lease obligations were either settled or assumed by the buyer. The one outstanding lease obligation remaining after this transaction was settled on February 11, 1998. A provision for this settlement has been made to the financial statements included herein. The Company has no remaining physical properties.


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, nor are there any proceedings known to be contemplated by government authorities against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 1997.

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

Holders

As of March 8, 1998 there were approximately 1,076 holders of record of Bell National's Common Stock.

Dividend History

Bell National has not paid a cash dividend and the Board of Directors is not contemplating paying one at this time.

Stock Transfer Agent

The Company's stock transfer agent is Continental Stock Transfer and Trust Co., 2 Broadway, New York, New York 10004, phone (212) 509-4000.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data is derived from, and qualified by reference, to the audited consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth the selected financial data as of the dates shown and for the periods shown:

Balance Sheet Data
(dollars in thousands):


                                     December 31,    December 31,   December 31,   December 31,    December 31,
                                        1997            1996           1995           1994             1993
                                     ------------    ------------   ------------   ------------    ------------
Total Assets                             $  1,348        $  6,119       $  7,910       $  7,505        $  7,298
Notes Payable                                   0           2,225          3,042          2,921           3,139
Stockholders' Equity                          388           1,575          1,574          1,526           1,203

Statement of Operations Data
(dollars in thousands except per share amounts):

                                                             Years Ended December 31,
                                      ------------------------------------------------------------------------
                                         1997            1996            1995          1994            1993
                                      ---------        ---------      ---------     ---------        ---------

Net sales                             $  6,576         $  12,550      $  13,653     $  13,877        $  14,107
Operating income                            50               259            469           675              643
Net income (loss) before
    extraordinary item                  (1,221)              (14)            48           177              198
Net income (loss) after
    extraordinary item                  (1,221)              (14)            48           320              198

Net income per share
     before extraordinary item           (.21)                --            .01           .03              .04
Net income per share
     after extraordinary item            (.21)                --            .01           .06              .04


On August 4, 1997 the Company sold substantially all the assets and most of its liabilities relating to the business of designing and distributing decorative drapery and upholstery fabrics. This business constituted all the operations of the Company. See Item 1. (Business) above and Note 1 to the Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and Expenses. See Note 1 to the consolidated financial statements for background on the Company. The Company's 1997, 1996 and 1995 revenues and expenses result from the operation of PFI, which was acquired in June 1990. The comparisons included in this Management's Discussion and Analysis of Financial Condition and Results of Operations include the Company's ownership interest in PFI's results up to the date of the Asset Sale. The Company's last day of ownership was August 4, 1997.

In 1997 the Company had net sales of $6,576,000, cost of goods sold of $3,521,000, and selling, general and administrative expenses of $3,005,000 resulting in an operating gain of $50,000. The operating gain was decreased by interest expense of $134,000 and other expense of $17,000, resulting in a net loss before the Asset Sale of $101,000. These results include the Company's ownership of PFI through August 4, 1997. PFI's operations through the date of sale caused an operating loss of $185,000, substantially offset by income resulting from the complete release of $235,000 of reserves related to SAR agreements. With a substantial amount of SAR agreements expiring and being exercised in 1997, and the stock price well below the exercise price of remaining SAR's, this liability was no longer needed. In connection with the Asset Sale, PFI recorded a loss on the sale of assets of $1,169,000. This loss together with the year to date operating loss resulted in a net loss of $1,221,000.

The 1997 results are dramatically different than those of 1996 since the 1997 results include seven months of PFI operations while the 1996 results include a full twelve months of PFI operations. The 1997 results also include a loss on the Asset Sale.

The Company's 1996 sales were $12,550,000 compared to 1995 sales of $13,653,000. The 1996 sales decrease of $1,103,000 was identifiable to $450,000 of decreased sales of Warner/Harris fabrics (a competitors line the Company no longer represents), a $380,000 decrease in upholstery, a $250,000 decrease in drapery fabric, a $150,000 decrease in wallpaper, a $140,000 decrease in sample sales, a $120,000 decrease in Hardware and Rods, and all others decreased $13,000, offset by a $280,000 increase in sales of multipurpose fabric. The 1996 gross profits were $5,671,000 compared to 1995 gross profit of $6,526,000. The $855,000 decrease in gross profit was due to the sales volume decrease and a 2.6% decrease in the gross profit percentage from 47.8% in 1995 to 45.2% in 1996. The decreased sales level had caused lower margin items and fixed costs to become a larger component of the margin calculation resulting in the margin deterioration. Selling, general and administrative expenses decreased $645,000 from $6,057,000 in 1995 to $5,412,000 in 1996. The decrease was identifiable to decreased sample lengths expense, field sales expenses, agent commissions, styling expenses and stock appreciation rights expenses, partially offset by increased sample book expense. The decreased sample lengths expense was caused by the smaller amount of product introduced in 1996 compare to 1995. Lower sales in 1996 caused variable expenses in field sales and agent commissions to decrease. Styling activity in New York was discontinued in late 1996 causing this to decrease. Adjustments to the SAR reserve for expiring rights, a lower valuation due to the lower market price for the Company's stock and the effect of exercises favorably impacted expenses. Sample book expense in 1996 increased due to the large 1995 spending, 40% of which was expensed in 1996. As a result of the decrease in gross margin offset by a decrease in selling, general and administrative expense, operating income decreased $210,000.

Interest expense decreased $86,000 from $347,000 in 1995 to $261,000 in 1996 due to the lower debt balance in 1996. Other expenses in 1996 were $162,000 in 1996, up $117,000 from other expenses in 1995 of $45,000. The increased 1996 expenses were caused by foreign currency exchange losses, deferred debt amortization and receivable finance charges not recovered at levels higher than those of 1995. The provision (benefit) for taxes decreased $179,000 to $(150,000) in 1996 from $29,000 in 1995 reflecting the change in the accrual for federal taxes. Taking into account these items the 1996 loss was $14,000, down $62,000 from 1995 income of $48,000. The resulting 1996 loss per share was $0.00 versus the earnings per share of $0.01 in 1995.

The Company had a remaining goodwill balance net of amortization of $0 and $663,000 at December 31, 1997 and 1996, respectively. Goodwill was being amortized over a 40 year period.

The Company is not a party to any derivative or interest swap agreement.


LIQUIDITY AND CAPITAL RESOURCES

Available Resources. The Company's consolidated unrestricted cash position at December 31, 1997 and December 31, 1996 was $1,300,000 and $0, respectively.

During 1997, the Company had negative cash flow from operations before working capital changes of $870,000. Working capital and other changes increased cash flow by $980,000 resulting in cash flow provided by operating activities of $110,000. Included in the negative cash flow from operations was a loss on the Asset Sale of $1,169,000. In 1997 the Company purchased or produced $369,000 of sample books. The Asset Sale provided proceeds of $3,750,000 which was primarily used to extinguish the bank debt of $2,225,000. In 1997 the Company also received $34,000 from the issuance of SAR's. The net of this 1997 activity left the Company with $1,300,000 of cash on hand at December 31, 1997.

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

Future Needs For and Sources of Capital

The Board of Directors is reviewing the future direction of the Company. Among alternatives are the possible sale of stock or debt to raise additional capital to either fund the acquisition of an operating company or to fund a start-up company (either from inception or in an early development phase). It is highly likely that in order to fund an acquisition of a meaningful size significant additional funds would be required, and no assurance can be given that such funds could be obtained on terms deemed favorable by management. Another option would be the possibility of a liquidating dividend. The discussion contained in this section is not intended to be an exhaustive review of alternatives available to the Company, nor does inclusion or omission of any alternative provide any indication of what course of action may finally be decided upon. The terms of the Asset Sale agreement have required the Company to concentrate all of its efforts to the favorable settlement of the remaining liabilities to insure the largest possible cash balance.

Absent another acquisition, the Company can survive as a non-operating entity on it current cash balances for the foreseeable future.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company for each of the fiscal years in the three-year period ended December 31, 1997, together with the report thereon of Ernst & Young LLP dated March 16, 1998, are filed as part of this report commencing on page F-1.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Since the beginning of 1996: (i) Ernst & Young LLP, the Company's independent accountants engaged as the principal accountant to audit the Company's financial statements, has neither resigned (or indicated it has declined to stand for re-election after the completion of a current audit) or been dismissed, and (ii) no new independent accountant has been engaged by the Company as either the principal accountant to audit the Company's financial statement, or as an independent accountant to audit a significant subsidiary.

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

Name                          Age           Position
----                          ---           --------

Alexander M. Milley            45           Chairman and Secretary

Robert C. Shaw                 45           Director, President and Treasurer

Raymond O'S. Kelly             63           Director

Nicholas E. Toussaint          60           Director

Thomas R. Druggish             42           Director and Chief Financial Officer


Alexander M. Milley became Chairman of the Board of Directors and Secretary on November 20, 1989. Mr. Milley is the founder, president and majority shareholder of Milley Management Incorporated ("MMI"), a private investment and management consulting firm. From August 1985 to May 1986, Mr. Milley was Chairman of Neoax, Inc. ("Neoax"), now an environmental services company known as EnviroSource, Inc. and then a diversified custom vehicle and precision metal manufacturing company. Mr. Milley was Senior Vice President-Acquisitions, from December 1983 until July 1986, of The Dyson-Kissner-Moran Corporation ("DKM"), a private investment company. Mr. Milley is Chairman of the Board, President and Chief Executive Officer of Azimuth Corporation ("Azimuth"), a producer of trade show exhibits and a distributor of fuses and aerospace fasteners, and Chairman and President of Cadmus Corporation ("Cadmus"), a management consulting firm of which he is a controlling shareholder. Azimuth and Cadmus are both privately held companies. Mr. Milley has been Chairman of the Board, Chief Executive Officer and President of ELXSI Corporation ("ELXSI") since September 1989. ELXSI is a NASDAQ-NMS company that owns and operates a chain of family restaurants in New England and a manufacturer of environmental inspection equipment incorporating video technology in Orlando, Florida.

Robert C. Shaw became President, Treasurer and a Director on November 20, 1989 and was Chief Financial Officer from November 20, 1989 to June 17, 1990. Mr. Shaw has been a Vice President of MMI since March, 1989 an officer and/or director of Azimuth and/or certain subsidiaries thereof since November 1990, a director of Cadmus since January 1992 and an officer and/or director of ELXSI since September 1989. Prior to that he was Vice President of Berkeley Softworks, Incorporated ("Berkeley") from September 1987 to March 1989. From January 1987 to September 1987, he was Vice President, and from July 1985 until January 1987, he was Director of Finance and Operations, at Ansa Software, Incorporated ("Ansa"). Berkeley and Ansa developed and produced personal computer software.

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

Thomas R. Druggish became a Director on June 1, 1992 and became the Chief Financial Officer on June 17, 1990. He currently serves as Vice President, Treasurer and Secretary of ELXSI and Secretary and Treasurer of MMI and has been Vice President and Secretary of Cadmus since November 1992 and an officer and/or director of Azimuth and/or certain subsidiaries thereof since November 1990. Prior to that Mr. Druggish was Assistant Controller at Borland International from April 1987 to December 1989.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the total compensation of each of the most highly compensated executive officers of the Company and of all executive officers as a group during the years ended December 31, 1997, 1996 and 1995.

                           Summary Compensation Table

                                              Annual Compensation
                                       -------------------------------------
       Name and Principal                                       Other Annual
            Position           Year     Salary      Bonus       Compensation
       ------------------      ----    --------     -----       ------------


Robert C. Shaw (1)             1997    $   --        --          $     --
  Director, President and      1996        --        --                --
  Treasurer                    1995        --        --                --

Val G. Blaugh (2)              1997      59,500      --             1,960 (3)
                               1996     102,000      --             3,360 (3)
                               1995     102,000      --             2,230 (3)


(1) Mr. Shaw had been retained as of November 20, 1989 under a employment agreement for three years, which expired in November 1992, at an annual compensation of $50,000. As specified in the agreement, the remaining balance of the compensation has been deferred by the Company. The amounts payable are reflected in the attached Consolidated Balance Sheets for the years ended December 31, 1997 and 1996.

(2) Mr. Blaugh served as President of PFI National Corporation up to the Asset Sale date of August 4, 1997. Compensation excludes 375,000 shares of Common Stock issued under an SAR agreement entered into in connection with the Company's acquisition of PFI National Corporation. See Item 1 above.

(3)  Represents calculated taxable value of leased vehicle used by Mr. Blaugh.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Bell National's capital stock as of March 8, 1998 by (i) all those known by Bell National to be beneficial owners of more than 5% of the Common Stock, (ii) all Directors and highly compensated executive officers and (iii) all executive officers and Directors as a group. Ownership information is based upon information furnished by the respective beneficial owners. Of the 5,916,686 shares of Common Stock of Bell National outstanding on March 8, 1998, 696,570 of such shares of Common Stock have been designated "Class 4-B shares" (Class 4-B shares are without value) pursuant to certain legal proceedings. Class 4-B shares do not have voting rights and are not entitled to any distributions from Bell National on liquidation or otherwise. James Grauer is currently the owner of all of the Class 4-B shares outstanding. Each person has sole voting and sole investment power with respect to the shares listed below and described in the footnotes to the table, below (or shares such power with his or her spouse).

                                                                  Percent of
Name and Address                          Amount and Nature         Voting
of Beneficial Owner                   of Beneficial Ownership*      Shares
-------------------                   ------------------------    -----------

The Airlie Group L.P.                          453,176               8.7% (1)
   115 East Putnam Avenue
   Greenwich, CT  06830

Alexander M. Milley                          1,512,514              24.5% (2)
   (Director, Chairman of
   the Board and Secretary)
   Milley & Company
   3600 Rio Vista Avenue, Suite A
   Orlando, FL  32805

Robert C. Shaw,                                 37,084               0.7% (1)
   (Director, President and
   Treasurer)


Raymond O'S. Kelly                              45,781               0.9% (1)(3)
   (Director)

Santa Fe Mortgage and
Development Company                            648,485              12.4% (1)
   Don Hancock
   Carol G. Avakian Hancock
   dba C.G.A. Avakian Co.
   Post Office Box 2540
   Fair Oaks, CA  95628

All officers and directors**                 1,595,379              25.8% (2)
as a group (3 persons)


----------------------

* To the best of the Company's knowledge each of the persons and group has sole voting and dispositive power with respect to the shares shown. (All such shares are held directly.)

** The persons owning these shares, including Mr. Milley, may represent a group under Section 13(d) of the Securities Exchange act of 1934, as amended.

(1) These percentages are based upon 5,220,116 shares of Common Stock outstanding and entitled to vote (excluding Class 4-B shares).

(2) This ownership percentage assumes the exercise of warrants for the purchase of 957,373 shares for the Company's Common Stock, which expire in 1999. This percentage is also based upon a total of 6,177,489 shares, the sum of the shares outstanding noted above and the warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bell National retained Alexander M. Milley, as Chairman of the Board and Secretary, and Robert C. Shaw, as President and Treasurer under the terms of the Stock Purchase Agreement and related Employment Agreements. The Employment Agreements, which became effective on November 20, 1989 and expired in November 1992, provided for annual compensation of $50,000 to Mr. Shaw and $20,000 to Mr. Milley, of which only a portion of Mr. Shaw's compensation was paid. Under the terms of the Employment Agreements, Mr. Shaw and Mr. Milley are free to pursue other business ventures, investments and personal matters as long as such activities do not unreasonably interfere with their respective obligations to Bell National.

In 1988, Mr. Toussaint, a Director, was granted stock options to purchase 360,000 shares of Common Stock under the terms of Bell National's Stock Option Plan at $.30 per share. Under the same Stock Option Plan, Mr. Kelly, a Director, was also granted stock options to purchase 90,000 shares at $.30 per share. In November 1989, such options granted under the Bell National Stock Option Plan to Toussaint and Kelly as well as former directors, were canceled and replaced with Stock Appreciation Rights ("SAR's"). In general, the number of stock options previously granted were replaced with an equal number of SAR's. Each SAR entitled the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by Bell National prior to the exercise date. On November 15, 1995 Mr. Kelly and Mr. Toussaint's SAR agreements were amended to extend the term of their agreements to November 20, 2001.

On June 15, 1990, Bell National completed the purchase of 83% of the stock of PFI from Azimuth Corporation ("Azimuth") for $6,493,000, which was based upon the net asset value of PFI as reflected on its unaudited balance sheet as of the close of business on June 3, 1990. Of the total purchase price paid to Azimuth, $600,000 was supported by a five-year senior subordinated note bearing interest at the rate of 10% per annum. The balance of the purchase price was paid in cash, partially with funds obtained under a bank credit agreement between Bell National and Continental Bank N.A. (the "Bank"). The principals of MMI, including Mr. Milley and Mr. Shaw, currently own 12% of Bell National's outstanding voting capital stock and would own 25% upon their full exercise of stock warrants currently held. Mr. Milley and Mr. Shaw, who are the Chairman and President (respectively) as well as Directors of Bell National are also officers, directors and/or significant stockholders of Azimuth.

In connection with the acquisition of PFI, the remaining 17% of the outstanding capital stock was acquired from four individual stockholders who were management employees of PFI. The Capital Stock was acquired pursuant to separate stock purchase agreements, each dated June 14, 1990, in exchange for an aggregate of 455,357 SAR's of Bell National. The aggregate number of SAR's issued in exchange for their PFI stock was determined based upon the initial investment paid by these individuals for their holdings in PFI stock in relation to the initial investment price paid by MMI for its shares of Bell National's Common Stock. SAR's were allocated among individuals in accordance with the ratio of the percentage of each individual's initial investment in PFI to the total investment of all four. In 1994, 8,929 shares of Common Stock were issued to a plan participant under the terms of the agreement. In 1997 the SAR agreements were deemed exercised and 428,571 shares of Common Stock were issued with 17,858 shares held is reserve for possible issuance in the future. In accordance with the terms of these SAR's, they became automatically exercised during 1997 and the Company elected to issue shares of Common Stock (one for each SAR) in lieu of cash otherwise payable by the Company upon exercise.

Bell National currently rents office space in Orlando, Florida from MMI. Rent and administrative support expenses were approximately $120,000 in each of the years ended December 31, 1997, 1996 and 1995. Mr. Milley, the Chairman of the Company is the President, Chairman and majority shareholder of MMI. In addition, certain of the other officers of the Company are also officers of MMI.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 10-K

(a)    Documents filed as part of this report:

Index to Financial Statements
-----------------------------
                                                                     Page
1.  Financial Statements                                           Number (s)
                                                                   ----------

Report of Independent Auditors                                       F-1
Consolidated Balance Sheets at December 31, 1997 and 1996            F-2 to F-3
Consolidated Statements of Discontinued Operations for the years
     ended December 31, 1997, 1996 and 1995                          F-4
Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1997, 1996 and 1995                          F-5
Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                                F-6 to F-7
Notes to Consolidated Financial Statements                           F-8 to F-15


2.  Financial Statement Schedules

          Schedule                                                     Page
           Number                      Description                    Number
          --------       ------------------------------------         ------

             II            Valuation and Qualifying Accounts            S-1

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.


3.   Exhibits

Exhibit
Number     Description
-------    -----------

2.1        Bell  National   Corporation  Plan  of   Reorganization   (Annex  I).
           (Incorporated herein by reference to Item 1 of the Company's Annual Report on Form 10-K for the period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987 (File No. 0-935)).

2.2 Asset Purchase Agreement, dated as of July 17, 1997, by and among Payne Fabrics, Inc., Bell National Corporation and Westgate Fabrics, Inc. (Incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-935)).

2.3 Amendment No. 1 to the Asset Purchase Agreement, dated as of August 5, 1997, by and between Payne Fabrics, Inc., Bell National Corporation and Westgate Fabrics, Inc. (Incorporated herein by reference to Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-935)).

2.4 Post-Closing Escrow Agreement, dated as of August 5, 1997, by and among Westgate Fabrics, Inc. Payne Fabrics, Inc. and Crouch and Hallet, L.L.P. (Incorporated herein by reference to Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 0-935)).

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

10.12 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Val G. Blaugh. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990. (File No. 0-935)).

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

10.16 Employment Agreement between the Company and Alexander M. Milley dated November 20, 1989. (Incorporated herein by reference to Exhibit
           10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-935)).

10.17 Employment Agreement between the Company and Robert C. Shaw dated November 20, 1989. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-935)).

10.18 Revolving Credit Agreement, dated as of May 1, 1995, among Payne Fabrics, Inc., Bell National Corporation and Bank One, Dayton, National Association. (Incorporated herein by reference to Exhibit
           10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-935)).

10.19 SAR Agreement Extension, dated November 15, 1995, between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit
           10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-935)).

10.20 SAR Agreement Extension, dated November 15, 1995, between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-935)).

21.1 Subsidiaries of the Company. (Incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-935)).

27         Financial data schedule.

(b)   Reports on Form 8-K

            Reports on Form 8-K filed during the fourth quarter of 1997.

                   None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BELL NATIONAL  CORPORATION


Date:  March 20, 1998                       BY: /s/ Alexander M. Milley
                                                -------------------------------
                                                    Alexander M. Milley
                                            Chairman of the Board and Secretary


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



              Signature                                     Title                           Date
              ---------                                     -----                           ----

     /s/ Alexander M. Milley                   Director, Chairman of the                March 20, 1998
     -------------------------
       Alexander M. Milley                       Board and Secretary


     /s/ Robert C. Shaw                        Director, President and                  March 20, 1998
     -------------------------
        Robert C. Shaw                           Treasurer (Principal
                                                 Executive Officer)


     /s/ Raymond O'S. Kelly                    Director                                 March 20, 1998
     -------------------------
        Raymond O'S. Kelly


     /s/ Nicholas E. Toussaint                 Director                                 March 20, 1998
     -------------------------
        Nicholas E. Toussaint


     /s/ Thomas R. Druggish                    Director, Chief Financial                March 20, 1998
     -------------------------
        Thomas R. Druggish                       Officer (Principal Financial
                                                 Officer and Accounting
                                                 Officer)

                         Report of Independent Auditors

Shareholders and Board of Directors
Bell National Corporation

We have audited the accompanying consolidated balance sheets of Bell National Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of discontinued operations, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the accompanying index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Bell National Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming Bell National Corporation will continue as a going concern. As discussed in Note 1, on August 4, 1997 the Company sold all of its operating assets subject to the majority of its liabilities. The Board of Directors is reviewing various alternatives relating to the future of the Company. These alternatives include liquidation or raising additional capital to fund an acquisition. Because of the nature of the remaining assets and liabilities at December 31,1997, this balance sheet can also be considered as comparable to a liquidation basis presentation.



                                     /s/  Ernst & Young LLP
                                     ----------------------


Columbus, Ohio
March 16, 1998

                            BELL NATIONAL CORPORATION
                           Consolidated Balance Sheets
                             (Dollars in Thousands)


                                     ASSETS

                                                        December 31,
                                               ----------------------------
                                                   1997             1996
                                               ------------     -----------
Current assets:

     Cash and cash equivalents                   $    1,300       $     --

     Accounts receivable, net                            41          1,222

     Inventory, net                                      --          2,740

     Prepaid expenses and other current assets            7             95
                                                 ----------       --------

         Total current assets                         1,348          4,057

Property and equipment, net                              --            157

Goodwill, net                                            --            663

Deferred sample books, net                               --          1,242

Other assets                                             --             --
                                                 ----------       --------

                                                 $    1,348       $  6,119
                                                 ==========       ========






The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                           Consolidated Balance Sheets
                             (Dollars in Thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                  December 31,
                                                                  --------------------------------------------
                                                                         1997                      1996
                                                                  ------------------         -----------------

Current liabilities:
     Accounts payable                                             $               --         $           1,047
     Current portion of long-term debt--in default in 1996                        --                     2,225
     Accrued compensation and employee benefits                                  502                       444
     Accrued expenses                                                            318                       512
     Reserve for Asset Sale                                                      140                        --
                                                                  ------------------         -----------------

         Total current liabilities                                               960                     4,228

Accrued stock appreciation rights                                                 --                       268

Other liabilities                                                                 --                        48
                                                                  ------------------         -----------------
                                                                                 960                     4,544
Stockholders' equity:
     Common stock, no par value;
       authorized 12,000,000 shares, issued and
       outstanding 5,916,686 at December 31, 1997
       and 5,488,114 at December 31, 1996                                     15,849                    15,815

     Additional paid-in capital                                                   10                        10

     Accumulated deficit                                                     (15,471)                  (14,250)
                                                                  ------------------         -----------------

         Total stockholders' equity                                              388                     1,575
                                                                  ------------------         -----------------

                                                                  $            1,348         $           6,119
                                                                  ==================         =================




The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
               Consolidated Statements of Discontinued Operations
             (Amounts in Thousands, Except Share and Per Share Data)


                                                                           Year Ended December 31,
                                                          ----------------------------------------------------
                                                              1997                1996                1995
                                                          -------------      -------------       -------------
Net sales                                                 $       6,576      $      12,550       $      13,653

Costs and expenses:
     Cost of sales                                                3,521              6,879               7,127
     Selling, general and administrative                          3,005              5,412               6,057
                                                          -------------      -------------       -------------

Operating income                                                     50                259                 469

Other income (expenses):
     Interest expense                                              (134)              (261)               (347)
     Other                                                          (17)              (162)                (45)
                                                          -------------      -------------       -------------

Income (loss) before income taxes and
     loss on Sale of Assets                                        (101)              (164)                 77

Provision (benefit) for income taxes                                 49               (150)                 29
                                                          -------------      -------------       -------------

Income (loss) before Asset Sale                                     (52)               (14)                 48

Loss on Asset Sale                                               (1,169)                --                  --
                                                          -------------      -------------       -------------

Net Income (Loss)                                         $      (1,221)     $         (14)      $          48
                                                          =============      =============       =============

Earnings per common share (basic and diluted)
       Income (loss) before Asset Sale                    $        (.01)     $           --      $         .01
       Loss on Asset Sale                                          (.20)                 --                 --
                                                          -------------      --------------      -------------
       Net income                                         $        (.21)     $           --      $         .01
                                                          =============      ==============      =============
Weighted average number of common
     shares outstanding                                       5,749,859           5,306,142           5,283,114
                                                          =============      ==============      ==============



The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in Thousands)



                                      Common Stock              Additional         Accum-             Total
                                 -------------------------        Paid-In          ulated         Stockholders'
                                   Shares        Dollars          Capital          Deficit            Equity
                                 ---------     -----------      -----------       -----------       ----------


   January 1, 1995               5,283,114     $    15,800      $        10       $   (14,284)      $    1,526

   Net income                           --              --               --                48               48
                                 ---------     -----------      -----------       -----------       ----------

   December 31, 1995             5,283,114          15,800               10           (14,236)           1,574

   Issuance of common
     stock in connection
     with exercise
      of SAR's                     205,000              15               --                --               15

   Net loss                             --              --               --               (14)             (14)
                                 ---------     -----------      -----------       -----------       ----------

   December 31, 1996             5,488,114          15,815               10           (14,250)           1,575

   Issuance of common
      stock in connection
      with exercise
      of SAR's                     428,572              34               --                --               34

   Net loss                             --              --               --            (1,221)          (1,221)
                                 ---------     -----------      -----------       -----------       ----------
   December 31, 1997             5,916,666     $    15,849      $        10       $   (15,471)      $      388
                                 =========     ===========      ===========       ===========       ==========











The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)


                                                                         Year Ended December 31,
                                                             -------------------------------------------------
                                                                 1997             1996                1995
                                                             ----------        -----------         -----------

Operating activities:

Net income (loss)                                            $   (1,221)       $       (14)        $        48
   Adjustments to reconcile net income (loss) to
   net cash provided by discontinued operating activities:
     Depreciation                                                    32                 55                  63
     Amortization of goodwill                                        11                 20                  20
     Amortization of deferred sample books                          624              1,143                 955
     Accrual for Stock Appreciation Rights                         (268)               (73)                 --
     Amortization of deferred debt commitment fee                    --                 40                  20
     Provision for doubtful accounts and sales
         returns                                                     --                 11                  (7)
     Provision (benefit) for income taxes                           (48)              (160)                 --

(Increase) decrease in assets:
   Accounts receivable                                              129               (151)                 10
   Inventory                                                         64              1,343                 390
   Prepaid expenses and other current assets                         17                 19                  (1)

Increase (decrease) in liabilities:
   Accounts payable                                                 155               (854)                312
   Accrued compensation and employee benefits                       321                 (5)                (66)
   Accrued expenses                                                 294                131                  46
   Other liabilities                                                 --                  7                 (53)
                                                             ----------        -----------         -----------

Net cash provided by operating activities                           110              1,512               1,737
                                                             ----------        -----------         -----------

Investing activities:

Acquisition of property and equipment                                --                 --                 (76)
Production and purchase of deferred
     sample books                                                  (369)              (689)             (1,727)
                                                             ----------        -----------         -----------

Net cash used in investing activities                              (369)              (689)             (1,803)
                                                             ----------        -----------         -----------


The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                Consolidated Statements of Cash Flows (Continued)

                             (Dollars in Thousands)


                                                                            Year Ended December 31,
                                                               -----------------------------------------------
                                                                 1997                1996               1995
                                                               --------            --------           --------

Financing activities:

Proceeds from Asset Sale                                       $  3,750            $      --          $     --
Proceeds from the issuance of long-term debt                         --                   --             5,994
Principal payments on long-term debt                             (2,225)                (817)           (5,873)
Principal payments on capital leases                                 --                   (6)               (3)
Proceeds from stock issued on SAR's                                  34                   --                --
Payment of deferred debt commitment fee                              --                   --               (52)
                                                               --------            ---------          --------


Net cash (used in) financing activities                           1,559                 (823)               66
                                                               --------            ---------          --------

Net increase in cash and cash equivalents                         1,300                   --                --

Cash and cash equivalents at beginning of year                       --                   --                --
                                                               --------            ---------          --------

Cash and cash equivalents at end of year                       $  1,300            $      --          $     --
                                                               ========            =========          ========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
     Interest                                                  $    133            $     259          $    371
     Income taxes                                                    --                    1                77






The accompanying notes are an integral part of these consolidated financial Statements.

                            BELL NATIONAL CORPORATION
                   Notes To Consolidated Financial Statements
                                December 31, 1997



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

On June 15, 1990, Bell National purchased 100% of the Common Stock of Payne Fabrics, Inc., a designer and distributor of decorative drapery and upholstery fabrics, for a purchase price of $6,493,000 and the issuance of stock appreciation rights. Bell National's other wholly-owned subsidiaries, Bell Savings and Pacific Coast Holdings Insurance Company, have no significant assets or liabilities .

On August 4, 1997 Payne Fabrics, Inc. sold substantially all of its assets and most of its liabilities related to the business of designing and distributing decorative drapery and upholstery fabrics to Westgate Fabrics, Inc. ("Westgate"), an unaffiliated third party (the "Asset Sale"). The Asset Sale included the transfer to the buyer of the use and rights to the Payne Fabrics name, accordingly, Payne Fabrics, Inc., changed its name to PFI National Corporation ("PFI"). The Asset Sale left PFI without any substantial assets and on August 4, 1997 all operations were ceased.

Under the terms of the Asset Sale PFI received $3,750,000 from Westgate net of an unfavorable working capital adjustment of roughly $100,000. The day just preceding the Asset Sale saw net receivables of approximately $100,000 collected as cash (which the Company retained). This offset the working capital adjustment effectively yielding the Company the same $3,850,000 sale price. The Board of Directors is reviewing the various options open to the Company. Among alternatives are the possible sale of the corporate entity or the possibility of a liquidating dividend. The Company could also try to raise additional capital from the sale of either stock or debt to fund the acquisition of an operating business. To fund an acquisition of a meaningful size, it is likely that substantial additional funds would be required, and no assurance can be given that these funds can be obtained.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three monthsor less at the time of purchase to be cash equivalents.

Inventory. Inventory is carried at the lower of cost (first-in, first-out) or market and consist totally of finished goods. The reserve for obsolete inventory at December 31, 1997 and 1996 is $0 and $137,000, respectively.

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

Goodwill. Assets and liabilities related to the PFI business combination have been accounted for as a purchase transaction and were recorded at their respective fair values at the date of acquisition. Goodwill arising from the excess of the purchase cost, plus related acquisition expenses, over the fair value of aggregate net assets acquired is recorded as an asset and amortized on a straight-line basis over 40 years. Accumulated amortization at December 31, 1997 and 1996 is $0 and $155,000, respectively.

Deferred Sample Books. The cost of producing and purchasing sample books were initially recorded as an asset and amortized over a three year period, 20% in the year of manufacture and initial distribution and 40% in each of the two subsequent years. Accumulated amortization at December 31, 1997 and 1996 is $0 and $1,174,000, respectively. Costs included in the development of sample books include labor, material, freight and supplies. Labor including internal and subcontracted, together with fabric costs, constitute approximately 85% of total sample book costs.

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

Income (Loss) Per Common Share. In 1997, the Financial Accounting Standards Board Issued Statement No. 128 Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options or warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. This had no impact on the Company's per share results.

NOTE 3.  Accounts Receivable

Accounts receivable are net of allowances for sales returns and doubtful accounts of $0 and $80,000 at December 31, 1997 and 1996, respectively.

NOTE 4.  Property and Equipment

Property and equipment consists of the following at December 31:

                                                                    1996
                                                            -----------------

     Furniture and fixtures                                 $         213,000
     Machinery and equipment                                          228,000
     Leasehold improvements                                           153,000
     Computer equipment and software                                  286,000
                                                            -----------------
                                                                      880,000
     Less accumulated depreciation and amortization                   723,000
                                                            -----------------
                                                            $         157,000
                                                            =================

All property and equipment were included in the Asset Sale of August 4, 1997.

NOTE 5.  Long-Term Debt

On May 1, 1995 the Company entered into a Revolving Credit Agreement with Bank One, Dayton, National Association ("Revolving Agreement"). The terms provided for a total loan facility of $4,125,000 consisting of a term loan of $1,025,000, payable in seven quarterly installments of $100,000 and a balloon payment of $325,000 due on June 1, 1997. The remaining portion of the Revolving Agreement consisted of a revolving line of credit, which matured on June 1, 1998. Borrowings under the revolving line of credit were based on a percentage of PFI's eligible accounts receivable and a percentage of PFI's eligible inventory, as defined. The Revolving Agreement was collateralized by all of the assets of PFI, guaranteed by the Company and subject to restrictive covenants.

During 1996 the Company did not meet certain covenants of the existing loan facility. The quarterly installments after September 1, 1996 had not been made, but all interest payments had remained current. Accordingly, the entire balance outstanding was classified as current at December 31, 1996.

This Long-Term Debt obligation was extinguished by payment from the proceeds of the Asset Sale.

NOTE 6.  Leases

At December 31, 1997 PFI either settled all leases or they were assumed by the buyer as a part of the Asset Sale.

NOTE 7.  Employee Pension Plans

PFI had a defined benefit pension plan covering substantially all of its employees. The benefits were based on years of service and annual compensation of the employee calculated on the projected unit credit method. PFI made annual contributions to the plan equal to the maximum amount that could be deducted for income tax purposes. No contributions were required for the years ended December 31, 1997, 1996 or 1995. Effective January 31, 1994, the plan was frozen and no additional benefits accrued nor did additional employees become eligible for the plan after that time. The individual employees eligible at that time became 100% vested in their accumulated benefits at that date.

With the cessation of all activities on August 4, 1997 and the release of all employees, the Company determined that terminating the plan would be the least expensive method of handling the plan. Effective December 31, 1997 the plan was terminated and the Company began the process of making distributions to eligible employees and developing the final regulatory filings. At December 31, 1997 the Company recorded $295,357 for liabilities and expenses in excess of plan assets. This amount is included in accrued compensation and employee benefits in the current liabilities section of the balance sheet.

The following table sets forth the plan's funded status. The amounts recognized in the Consolidated Balance Sheet at December 31, 1997 and 1996 and the net periodic pension cost recognized for the years then ended:


                                                                                        December 31,
                                                                           -------------------------------------
                                                                                 1997                  1996
                                                                           ---------------       ---------------

Actuarial present value of accumulated benefit obligation                  $       620,160       $     1,187,000
                                                                           ===============       ===============

Projected benefit obligation                                               $       620,160       $     1,187,000
Plan assets at fair value                                                          324,803             1,258,000
                                                                           ---------------       ---------------
Plan assets in excess of (less than) projected
     benefit obligation                                                           (295,357)               71,000
Unrecognized net (gain) loss                                                            --               (21,000)
Unrecognized prior service gain                                                         --                    --
Unrecognized transitional asset                                                         --               (19,000)
                                                                           ---------------       ---------------
     Net pension asset (liability)                                         $      (295,357)      $        31,000
                                                                           ===============       ===============

Net pension costs include the following components:
Service cost                                                               $            --       $            --
Interest on projected benefit obligation                                            92,000               122,000
Actual return on plan assets                                                      (110,000)             (142,000)
Other                                                                              313,000               (25,000)
                                                                           ---------------       ---------------
     Net periodic pension expense(income)                                  $       295,000       $       (45,000)
                                                                           ===============       ===============


Plan assets consist primarily of fixed income securities, commingled investment funds, commercial paper, and short-term securities.

The following is a summary of significant actuarial assumptions used as of December 31:

                                                          1997           1996
                                                       ----------     ----------

       Discount rate                                       6.48%          8.0%

       Expected long-term rate of return on assets          N/A%          9.0%


PFI maintained an employee retirement savings plan under Section 401(k) of the Internal Revenue Code. Under the terms of the plan, eligible employees were able to contribute up to 20% of their annual compensation, up to a ceiling of $9,240. The Plan allowed PFI to make matching contributions. In 1997, 1996 and 1995 PFI made matching contributions of $0, $16,676 and $27,988. PFI had the ability to activate sections of the plan in order to allow for discretionary contributions. As of December 31, 1997, such sections had not been activated. Effective November 1, 1996 the plan was amended and the matching contribution made by PFI was suspended. Due to the Asset Sale of August 4, 1997 and the cessation of all activities the Company has determined that the 401(k) plan would be discontinued. The Company has undertaken the process of making distributions to eligible employees and developing the final regulatory filings.

NOTE 8.  Income Taxes

The effective income tax rates differed from the Federal Statutory income tax rates as follows for the year December 31:


                                                              1997               1996                1995
                                                          -------------      -------------       -------------

Statutory Federal income tax benefit (expense)            $     402,000      $      56,000       $     (26,000)
(Increase) Decrease resulting from:
     Effect of nondeductible amortization                        (4,000)           (19,000)            (16,000)
     Deferred tax benefits not recognized                      (398,000)                --              42,000
     Reduction in valuation allowance
          for deferred tax assets                                    --            129,000                  --
     Other                                                       49,000             (6,000)                 --
     State income tax expense                                        --            (10,000)            (29,000)
                                                          -------------      -------------       -------------
Reported Income tax benefit (expense)                     $      49,000      $     150,000       $     (29,000)
                                                          =============      =============       =============


The components of income tax benefit (expense) are as follows:


                                                              1997                1996                1995
                                                          -------------      -------------       -------------

Deferred benefit (expense)                                $      49,000      $     160,000       $          --
State and local                                                      --            (10,000)            (29,000)
                                                          -------------      -------------       -------------
                                                          $      49,000      $     150,000       $     (29,000)



At December 31, 1997, the Company had federal income tax net operating loss carryforwards ("NOL's") of approximately $116,000,000 which expire from 1997 through 2011. Approximately $114,000,000 of these NOL's primarily arose from income tax returns which were subject to rulings by the Bankruptcy Court. The Internal Revenue Service has objected to the Bankruptcy Court's ability to rule as to the amount and character of the carryforwards. In addition, under the Internal Revenue Code ("IRC"), the benefit of these NOL's could be limited, or eliminated, if the IRS determines there was an "ownership change" involving more than 50% of the Company's stock. There is risk that the Company does not meet the continuity of business requirements of the IRC. These matters create doubt as to whether these NOL's will be utilized by the Company. For financial reporting purposes, the Company does not recognize the benefit of these NOL's. The remaining $2,000,000 of NOL's were generated by the operations of the Company subsequent to the bankruptcy reorganization. These post-bankruptcy NOL's expire from 2005 through 2012. However, the discontinuation of the Company's operations in August, 1997 and other federal income tax regulations relating to the utilization of NOL's may impact the future utilization of these amounts.

The Company has recorded a valuation allowance for the total future value of the NOL's.

Significant components of the Company's deferred tax asset and liability as of December 31 were as follows:

                                                    1997                1996
                                                -----------         -----------

Deferred tax assets related to:
         Net operating loss carryforwards       $39,440,000         $39,100,000
         Accrued stock appreciation rights               --              91,000
         Reserve for obsolete inventory                  --              47,000
         Inventory                                       --             235,000
         Accounts receivable reserves                    --              27,000
         Accrued vacation                           102,000              28,000
         Other                                           --              11,000
                                                 ----------          ----------
                                                 39,542,000          39,539,000
         Less valuation allowance                39,542,000          39,475,000
                                                 ----------          ----------
                                                         --              64,000
Deferred tax liability related to:
         Depreciation                                    --              64,000
                                                 ----------          ----------
Net deferred tax asset                          $        --          $       --
                                                 ----------          ----------


The Company has recorded valuation allowances to offset the amount of the deferred tax asset in its entirety.

NOTE 9.  Stockholders' Equity

On November 20, 1989, Bell National sold 1,317,373 shares of Common Stock to a group of investors for approximately $443,000 or $0.34 per share. In addition, Bell National issued a warrant to acquire 957,373 shares of Common Stock. The warrant is exercisable through November 20, 1999 at $0.37 per share. The warrant agreement, among other things, provides for the repurchase of unexercised warrants. The obligation of Bell National is determined by multiplying the unexercised number of shares subject to the warrant by the excess of the current market price (as defined) per share of Common Stock and the current warrant price (as defined) per share of Common Stock. Since the exercise price of the warrant was greater than the fair market value of the stock at December 31, 1997 and 1996, no liability was recorded for this obligation.

In addition to the warrant, the Company had issued under various agreements, 1,470,357 stock appreciation rights (SAR's), of which 360,000 had expired and 642,500 had been exercised as of December 31, 1997. Included in these totals are 810,000 of $0.30 exercise price SAR's of which 360,000 have expired and none issued. Also included in the total are 660,357 of $0.00 exercise price SAR's 642,500 of which have been issued and 17,858 which are held in reserve for possible issuance. The remaining 450,000 SAR's with a $0.30 exercise price can be exercised through November 20, 2001.

In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by Bell National prior to the exercise date. In lieu of making cash payments, the Company may elect to issue shares of Common Stock on a one share-for-one SAR basis. The warrant and SAR agreements contain mandatory stock registration rights.

At December 31, 1997 and 1996 the value of all issued and outstanding SAR's, including related registration costs, has been estimated to be $0 and $268,000, respectively.

Included in the common shares outstanding are 696,570 of shares of Common Stock which have been designated "Class 4-B shares" (Class 4-B shares are without value) pursuant to certain legal proceedings. Class 4-B shares do not have voting rights and are not entitled to any distributions from Bell National on liquidation or otherwise. James Grauer is currently the owner of all of the Class 4-B shares outstanding.

NOTE 10.  Related Party Transactions

The Company pays Milley Management Incorporated, a private investment and management consulting firm a monthly fee for management services. The Chairman and Secretary of the Company, Mr. Milley, is the President and sole director of Milley Management Incorporated, and he and a trust for the benefit of certain members of his immediate family are its sole stockholders. The management services include rent for administrative offices (including space, supplies, furniture and fixtures, computers and electronic equipment and utilities), clerical support staffing, investor relations, maintenance of banking relations, preparation of management reports (including monthly, quarterly and annual budgets, forecasts and results reporting) and staffing to prepare Securities and Exchange Commission reports, among the more prominent of services provided. These management service fees were approximately $120,000 in each of the years ended December 31, 1997, 1996 and 1995, respectively and amount to an outstanding liability of $242,000 at December 31, 1997. This amount is included in the accrued expenses of current liabilities of the balance sheet.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   BELL NATIONAL CORPORATION AND SUBSIDIARIES
                             (Dollars in Thousands)



              Column A                     Column B              Column C: - Additions           Column D              Column E
              --------                    ----------       -----------------------------         --------             ----------
                                          Balance at       Charged to         Charged to                              Balance at
                                           Beginning       Costs and          Other Accts.       Deductions             End of
             Description                   of period        Expenses           (Describe)        (Describe)             Period
             -----------                  ----------       ----------         ------------       -----------          -----------


Year ended December 31, 1997:
 Deducted from asset accounts:
  Allowance for sales returns           $        24        $       --         $       --         $      24 (D)       $        --
  Allowance for doubtful accounts                56                --                 --                56 (D)                --
                                        -----------        ----------         ----------         ---------           -----------
                                        $        80        $       --         $       --         $      80           $        --
                                        ===========        ==========         ==========         =========           ===========
     Reserve for obsolete inventory     $       137        $      --          $       --         $     137 (D)       $        --
                                        ===========        ==========         ==========         =========           ===========

Year ended December 31, 1996:
   Deducted from asset accounts:
     Allowance for sales returns        $        16        $     385          $       --         $     377 (A)       $        24
     Allowance for doubtful accounts             53               27                  --                24 (B)                56
                                        -----------        ---------          ----------         ---------           -----------
                                        $        69        $     412          $       --         $     401                    80
                                        ===========        =========          ==========         =========           ===========
     Reserve for obsolete inventory     $       106        $      63          $       --         $      32 (C)       $       137
                                        ===========        =========          ==========         =========           ===========

Year ended December 31, 1995:
   Deducted from asset accounts:
     Allowance for sales returns        $        18        $     332          $       --         $     334 (A)       $        16
     Allowance for doubtful accounts             58               25                  --                30 (B)                53
                                        -----------        ---------          ----------         ---------           -----------
                                        $        76        $     357          $       --         $     364                    69
                                        -----------        ---------          ----------         ---------           -----------
     Reserve for obsolete inventory     $       132        $      15          $       --         $      41 (C)       $       106
                                        ===========        =========          ==========         =========           ===========


   (A)  Returns by customers during the year.                         (C)   Obsolete inventory written off during the year.
   (B)  Uncollectible accounts written off during the year.           (D)   Included in Asset Sale of August 4, 1997.
