Form 10-Q
period 1998-03-31
BELL NATIONAL CORP
filed 1998-05-14
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 1998
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ---------------------

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

As of April 24, 1998, the number of shares of the registrant's common stock outstanding is 5,916,686.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS


                                            March 31,     December 31,
                                              1998           1997
                                          -----------     ------------
                                          (Unaudited)

Cash and cash equivalents                 $     1,290     $      1,300

Accounts receivable, net                           --               41

Inventory, net                                     --               --

Prepaid expenses and other current assets           7                7
                                          -----------     ------------

     Total current assets                       1,297            1,348

Property and equipment, net                        --               --

Goodwill, net                                      --               --

Deferred sample books, net                         --               --
                                          -----------     ------------

                                          $     1,297     $      1,348
                                          ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,    December 31,
                                                        1998           1997
                                                    -----------    ------------
                                                    (Unaudited)

Current Liabilities:
     Accounts payable                               $        --    $         --
     Accrued compensation and employee benefits             502             502
     Accrued expenses                                       316             318
     Reserve for Asset Sale                                 111             140
                                                    -----------    ------------

         Total current liabilities                          929             960

Accrued stock appreciation rights                            --              --

Other liabilities                                            --              --
                                                    -----------    ------------

                                                            929             960

Stockholders' equity:
     Common stock, no par value;
       authorized 12,000,000 shares, issued and
       outstanding 5,916,686 shares at March 31,
       1998 and December 31, 1997                        15,849          15,849

     Additional paid-in capital                              10              10

     Accumulated deficit                                (15,491)        (15,471)
                                                    -----------    ------------

       Total stockholders' equity                           368             388
                                                    -----------    ------------

                                                    $     1,297    $      1,348
                                                    ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                (Dollars in thousands, except per share amounts)

                                   (Unaudited)



                                           Three Months Ended March 31,
                                           ----------------------------
                                               1998            1997
                                           -----------     ------------

Net  sales                                  $       --     $      2,574

Costs and expenses:
   Cost of sales                                    --            1,359
   Selling, general and administrative              46            1,342
                                            ----------     ------------

Operating loss                                     (46)            (127)

Other expense:
   Interest expense                                 --              (55)
   Other                                            26              (10)
                                            ----------     ------------

Loss before income taxes                           (20)            (192)

Provision for income taxes                          --               --
                                            ----------     ------------

Net loss                                    $      (20)    $       (192)
                                            ==========     ============

Net loss per common share                   $    (0.00)    $      (0.03)
                                            ==========     ============

Weighted average number of common
  shares outstanding                         5,916,686        5,488,114
                                            ==========     ============

The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)



                             Common Stock        Additional   Accum-        Total
                        -----------------------   Paid-in     ulated     Stockholders'
                          Shares      Dollars     Capital     Deficit      Equity
                        ---------     ---------  ----------  ----------  -------------
Balance at
   December 31, 1997    5,916,686     $  15,849  $       10  $  (15,471)  $        388

Net loss                       --            --          --         (20)           (20)
                        ---------     ---------  ----------  ----------  -------------

Balance at
   March 31, 1998       5,916,686     $  15,849  $       10  $  (15,491) $         368
                        =========     =========  ==========  ==========  =============

The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                       1998             1997
                                                  ------------      -----------
OPERATING ACTIVITIES:
Net loss                                          $        (20)     $      (192)

Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation                                           --               14
     Amortization of goodwill                               --                4
     Amortization of deferred sample books                  --              303
     Amortization of deferred debt commitment fee           --               --

(Increase) decrease in assets:
     Accounts receivable                                    41              (10)
     Inventory                                              --               11
     Prepaid expenses and other current assets              --               65

Increase (decrease) in liabilities:
     Accounts payable                                       --              (47)
     Accrued compensation and employee benefits             --               53
     Accrued expenses                                       (2)             (12)
     Accrued Stock Appreciation Rights                      --              (20)
     Reserve for Asset Sale                                (29)              --
                                                  ------------      -----------

     Net cash provided by operating activities             (10)             169
                                                  ------------      -----------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                  --               --
     Purchase of deferred sample books                      --             (164)
                                                  ------------      -----------

     Net cash used in investing activities                 (10)            (164)
                                                  ------------      -----------

FINANCING ACTIVITIES:
     Net proceeds (repayments) on long-term debt            --               (5)
                                                  ------------      -----------

     Net cash provided by financing activities    $         --      $        (5)
                                                  ------------      -----------

The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)

                                   (Unaudited)



                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1998               1997
                                                 ---------           --------

Net decrease in cash and cash equivalents        $     (10)          $     --

Cash and cash equivalents at beginning of period     1,300                 --
                                                 ---------           --------

Cash and cash equivalents at end of period       $   1,290           $     --
                                                 =========           ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                       $      --           $     59
  Income taxes                                          --                 --

The accompanying notes are an integral part of these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)



NOTE 1.  THE COMPANY

GENERAL. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

Bell National Corporation's wholly owned subsidiary Payne Fabrics, Inc. ("Payne") is a designer and distributor of decorative drapery and upholstery fabrics. Payne was acquired by Bell National Corporation on June 15, 1990. On August 4, 1997 Payne Fabrics, Inc. sold substantially all of its assets and most of its liabilities related to the business of designing and distributing decorative drapery and upholstery fabrics to an unaffiliated third party (the "Asset Sale"). The Asset Sale included the transfer to the buyer of the use and rights to the Payne Fabrics name, accordingly, Payne Fabrics, Inc., changed its name to PFI National Corporation ("PFI"). The Asset Sale left PFI without any substantial assets and on August 4, 1997 all operations were ceased.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS The Company's revenues and expenses result from the operations of PFI in the first quarter of 1997. With the sale of PFI on August 4, 1997 the first quarter 1998 results reflect the absence of an operating business.

QUARTER ENDED MARCH 31, 1998 The Company's results for the first quarter of 1998 consisted entirely of administrative costs offset by interest income on the cash balances remaining after the Asset Sale of PFI on August 4, 1997. Administrative functions include the ongoing payment of PFI liabilities (previously reserved for) and investigation of the investment alternatives being considered by the Company. Among alternatives are the possible sale of stock or debt to raise additional capital to either fund the acquisition of an operating company or to fund a start-up company (either from inception or in an early development phase). It is highly likely that in order to fund an acquisition of a meaningful size significant additional funds would be required, and no assurance can be given that such funds could be obtained on terms deemed favorable by management. Among other options are the possibility of a liquidating dividend. The discussion contained in this section is not intended to be an exhaustive review of alternatives available to the Company, nor does inclusion or omission of any alternative provide any indication of what course of action may finally be decided upon. However, the Company is not, nor does it intend to engage in, the business of investing, reinvesting, owning, holding or trading securities.

QUARTER ENDED MARCH 31, 1997 The Company had net sales of $2,574,000, cost of goods sold of $1,359,000, selling, general and administrative expenses of $1,342,000 and an operating loss of $127,000 during the first quarter of 1997. The operating loss together with interest expense of $55,000 and other expense of $10,000 resulted in a net loss of $192,000.

COMPARISON OF FIRST QUARTER 1998 RESULTS TO 1997

A comparison of the 1997 first quarter results (which included the operations of PFI) to 1998 first quarter results (which have no operating business included in them) is not meaningful.


LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES. Absent an acquisition, the Company can survive as a non-operating entity on its current cash balances for the foreseeable future as it investigates investment alternatives.

FUTURE NEEDS FOR AND SOURCES OF CAPITAL.

During the first quarter of 1998, the Company lost $10,000 of cash from operations. The cash from operations derived from the net loss of $20,000, payment of items related to the reserve for Asset Sale of $39,000, other liabilities of $2,000 offset by receipts from accounts receivable of $41,000. These items represent the entire change from the beginning cash balance of $1,300,000 at December 31, 1997 to the ending cash balance of $1,290,000 at March 31, 1998.

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


                                                BELL NATIONAL CORPORATION
                                                --------------------------------
                                                       (Registrant)


Date: May 9, 1998                               /s/ ALEXANDER M. MILLEY
                                                --------------------------------
                                                    Alexander M. Milley,
                                                    Chairman of the Board
                                                    and Secretary




Date: May 9, 1998                               /s/ THOMAS R. DRUGGISH
                                                --------------------------------
                                                    Thomas R. Druggish,
                                                    Chief Financial Officer
                                                    (Principal Financial Officer
                                                    and Accounting Officer)