Form 10-Q
period 1998-06-30
BELL NATIONAL CORP
filed 1998-08-12
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           JUNE 30, 1998
                                ------------------------------------------------

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

                               Yes [X]   No [ ]

As of August 9, 1998, the number of shares of the registrant's common stock outstanding is 5,916,686.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS


                                                  June 30,        December 31,
                                                   1998               1997
                                                -----------        ----------
                                                 (Unaudited)

Cash and cash equivalents                       $     1,256        $    1,300

Accounts receivable, net                                 --                41

Inventory, net                                           --                --

Prepaid expenses and other current assets                 7                 7
                                                -----------        ----------

     Total current assets                             1,263             1,348

Property and equipment, net                              --                --

Goodwill, net                                            --                --

Deferred sample books, net                               --                --
                                                -----------        ----------

                                                $     1,263        $    1,348
                                                ===========        ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,     December 31,
                                                      1998           1997
                                                  -----------     ----------
                                                  (Unaudited)

Current Liabilities:
     Accounts payable                             $        --     $       --
     Accrued compensation and employee benefits           502            502
     Accrued expenses                                     335            318
     Reserve for asset sale                                86            140
                                                  -----------     ----------

         Total current liabilities                        923            960

Accrued stock appreciation rights                          --             --

Other liabilities                                          --             --
                                                  -----------     ----------

                                                          923            960

Stockholders' equity:
     Common stock, no par value;
       authorized 12,000,000 shares, issued and
       outstanding 5,916,686 shares at June 30,
       1998 and December 31, 1997                      15,849         15,849

     Additional paid-in capital                            10             10

     Accumulated deficit                              (15,519)       (15,471)
                                                  -----------     ----------

       Total stockholders' equity                         340            388
                                                  -----------     ----------

                                                  $     1,263     $    1,348
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


                                            BELL NATIONAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Dollars in thousands, except per share amounts)

                                                   (Unaudited)

                                                        Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                     ------------------------           ------------------------
                                                        1998           1997                1998           1997
                                                     ---------       --------           ---------       --------

Net  sales                                           $      --       $  2,860           $      --       $  5,434

Costs and expenses:
     Cost of sales                                          --          1,649                  --          3,008
     Selling, general and administrative                    42          1,242                  88          2,585
                                                     ---------       --------           ---------       --------

Operating income (loss)                                    (42)           (31)                (88)          (159)

Other expense:
     Interest expense                                       --            (79)                 --           (133)
     Other                                                  14             18                  40              8
                                                     ---------       --------           ---------       --------

Income (loss) before income taxes                          (28)           (92)                (48)          (284)

Provision for income taxes                                  --             --                  --             --
                                                     ---------       --------           ---------       --------

Net income (loss)                                    $     (28)     $     (92)          $     (48)     $    (284)
                                                     =========      =========           =========      =========

Net income (loss) per
  common share, basic and diluted                   $   (0.01)     $   (0.02)          $   (0.01)     $   (0.05)
                                                     =========      =========           =========      =========

Weighted average number of common
  shares outstanding, basic and diluted              5,916,686      5,561,701           5,916,686      5,525,111
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


                                       BELL NATIONAL CORPORATION
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        (Dollars in Thousands)

                                              (Unaudited)


                                  Common Stock                 Additional                      Total
                        ---------------------------------       Paid-in       Accumulated   Stockholders'
                              Shares            Dollars         Capital         Deficit        Equity
                        ----------------    -------------     -----------    ------------   ------------
Balance at
   December 31, 1997           5,916,686    $      15,849     $        10    $   (15,471)   $       388

Net income (loss)                     --               --              --            (48)           (48)
                        ----------------    -------------     -----------    -----------    -----------

Balance at
   June 30, 1998               5,916,686    $      15,849     $        10    $   (15,519)   $       340
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

                               BELL NATIONAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)

                                      (Unaudited)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                               1998            1997
                                                            ---------       ---------
OPERATING ACTIVITIES:
Net income (loss)                                            $    (48)      $   (284)

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
     Depreciation                                                  --             27
     Amortization of goodwill                                      --             10
     Amortization of deferred sample books                         --            520
     Amortization of deferred debt commitment fee                  --             --

(Increase) decrease in assets:
     Accounts receivable                                           41            (37)
     Inventory                                                     --             71
     Prepaid expenses and other current assets                     --            (11)

Increase (decrease) in liabilities:
     Accounts payable                                              --             65
     Accrued compensation and employee benefits                    --             89
     Accrued expenses                                              17            (24)
     Accrued stock appreciation rights                             --           (109)
     Reserve for asset sale                                       (54)            --
                                                             --------       --------

     Net cash provided by operating activities                    (44)           317
                                                             --------       --------

INVESTING ACTIVITIES:
     Acquisition of property and equipment                         --             --
     Purchase of deferred sample books                             --           (346)
                                                             --------       --------

     Net cash used in investing activities                         --           (346)
                                                             --------       --------

FINANCING ACTIVITIES:
     Net (payments) borrowings on bank debt                        --             (5)
     Issuance of common stock from SAR's                           --             34
     Principal payments on capital lease obligations               --             --
                                                             --------       --------
     Net cash (used for) provided by financing activities    $     --       $     29
                                                             --------       --------

                             The accompanying notes are an integral part of
                                these consolidated financial statements.

                                BELL NATIONAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (Dollars in thousands)

                                       (Unaudited)


                                                          Six Months Ended June 30,
                                                       --------------------------------
                                                           1998                  1997
                                                       ----------             ---------

Net decrease in cash and cash equivalents              $      (44)            $      --

Cash and cash equivalents at beginning of period            1,300                    --
                                                       ----------             ---------

Cash and cash equivalents at end of period             $    1,256             $      --
                                                       ==========             =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
     Interest                                          $       --             $     132
     Income taxes                                              --                    --


                     The accompanying notes are an integral part of
                        these consolidated financial statements.

                            BELL NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


NOTE 1.  THE COMPANY

GENERAL. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS The Company's revenues and expenses result from the operations of PFI in the first six months of 1997. With the sale of PFI on August 4, 1997 the first six months 1998 results reflect the absence of an operating business.

SIX MONTHS ENDED JUNE 30, 1998 The Company's results for the first six months of 1998 consisted entirely of administrative costs offset by interest income on the cash balances remaining after the Asset Sale of PFI on August 4, 1997. Administrative functions include the ongoing payment of PFI liabilities (previously reserved for) and investigation of the investment alternatives being considered by the Company. Among alternatives are the possible sale of stock or debt to raise additional capital to either fund the acquisition of an operating company or to fund a start-up company (either from inception or in an early development phase). It is highly likely that in order to fund an acquisition of a meaningful size significant additional funds would be required, and no assurance can be given that such funds could be obtained on terms deemed favorable by management. Among other options are the possibility of a liquidating dividend. The discussion contained in this section is not intended to be an exhaustive review of alternatives available to the Company, nor does inclusion or omission of any alternative provide any indication of what course of action may finally be decided upon. However, the Company is not, nor does it intend to engage in, the business of investing, reinvesting, owning, holding or trading securities.

SIX MONTHS ENDED JUNE 30, 1997 The Company had net sales of $5,434,000, cost of goods sold of $3,008,000, selling, general and administrative expenses of $2,585,000 and an operating loss of $159,000 during the first six months of 1997. The operating loss was increased by interest expense of $133,000, offset by other income of $8,000 resulting in a net loss of $284,000.

COMPARISON OF SIX MONTHS 1998 RESULTS TO 1997 A comparison of the 1997 first six months results (which included the operations of PFI) to 1998 first six months results (which have no operating business included in them) is not meaningful.

QUARTER ENDED JUNE 30, 1998 As discussed above, the Company's results for the second quarter of 1998 consisted entirely of administrative costs offset by interest income on the cash balances remaining after the Asset Sale of PFI on August 4, 1997. Administrative functions include the ongoing payment of PFI liabilities (previously reserved for) and investigation of the investment alternatives being considered by the Company.

QUARTER ENDED JUNE 30, 1997 The Company had net sales of $2,860,000, cost of goods sold of $1,649,000, selling, general and administrative expenses of $1,242,000 and an operating loss of $31,000 during the second quarter of 1997. The operating loss was increased by interest expense of $79,000, offset by other income of $18,000 resulting in a net loss of $92,000.

COMPARISON OF SECOND QUARTER 1998 RESULTS TO 1997 A comparison of the 1997 second quarter results (which included the operations of PFI) to 1998 second quarter results (which have no operating business included in them) is not meaningful.


LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE RESOURCES Absent an acquisition, the Company can survive as a non-operating entity on its current cash balances for the foreseeable future as it investigates investment alternatives.


FUTURE NEEDS FOR AND SOURCES OF CAPITAL

During the first six months of 1998, the Company lost $44,000 of cash from operations. The cash from operations derived from the net loss of $48,000, payment of items related to the reserve for Asset Sale of $54,000, offset by collection of receivables of $41,000 and increased accrued expenses of $17,000.

These items represent the entire change from the beginning cash balance of $1,300,000 at December 31, 1997 to the ending cash balance of $1,256,000 at June 30, 1998.

During the first six months of 1997, the Company generated $317,000 of cash from operation. The cash from operations derived from the net loss of $284,000, offset by amortization of deferred sample books and other items. The operating cash generated in 1997 was used to purchase $346,000 of sample books and repay bank principal of $5,000.



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


                                           BELL NATIONAL CORPORATION
                                           -------------------------
                                                  (Registrant)


Date: August 12, 1998                      /s/ Alexander M. Milley
                                           -------------------------------------
                                               Alexander M. Milley,
                                               Chairman of the Board
                                               and Secretary



Date: August 12, 1998                      /s/ Thomas R. Druggish
                                           -------------------------------------
                                               Thomas R. Druggish,
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Accounting Officer)