Form 10-Q
period 1998-09-30
BELL NATIONAL CORP
filed 1998-11-03
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended   September 30, 1998
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------------

                          Commission file number 0-935
                                                 -----

                            BELL NATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     94-1451828
--------------------------------------------------------------------------------
  (State or other jurisdiction             (I.R.S. employer identification no.)
of incorporation or organization)

 3600 RIO VISTA AVENUE, SUITE A, ORLANDO, FLORIDA                      32805
--------------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code:  (407) 849-0290
                                                     ---------------------------

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

As of November 3, 1998, the number of shares of the registrant's common stock outstanding is 5,916,686.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS


                                                 September 30, December 31,
                                                     1998         1997
                                                    ------       ------
                                                 (Unaudited)

Cash and cash equivalents                           $1,148       $1,300

Accounts receivable, net                                --           41

Inventory, net                                          --           --

Prepaid expenses and other current assets                7            7
                                                    ------       ------

     Total current assets                            1,155        1,348

Property and equipment, net                             --           --

Goodwill, net                                           --           --

Deferred sample books, net                              --           --
                                                    ------       ------

                                                    $1,155       $1,348
                                                    ======       ======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BELL NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         September 30,   December 31,
                                                             1998            1997
                                                         ------------    ------------
                                                         (Unaudited)
Current Liabilities:
  Accounts payable                                       $         --    $         --
  Accrued compensation and employee benefits                      348             502
  Accrued expenses                                                392             318
  Reserve for asset sale                                          106             140
                                                         ------------    ------------

    Total current liabilities                                     846             960

Accrued stock appreciation rights                                  --              --

Other liabilities                                                  --              --
                                                         ------------    ------------

                                                                  846             960

Stockholders' equity:

  Common  stock,  no par  value;  authorized 12,000,000
    shares,  issued and outstanding 5,916,686 shares at
    September 30, 1998 and December 31, 1997                   15,849          15,849

  Additional paid-in capital                                       10              10

  Accumulated deficit                                         (15,550)        (15,471)
                                                         ------------    ------------

    Total stockholders' equity                                    309             388
                                                         ------------    ------------

                                                         $      1,155    $      1,348
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

                                    BELL NATIONAL CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Dollars in thousands, except per share amounts)

                                   (Unaudited)

                                           Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                        --------------------------    --------------------------
                                           1998           1997           1998            1997
                                        -----------    -----------    -----------    -----------
Net  sales                              $        --    $     1,142    $        --    $     6,576

Costs and expenses:
  Cost of sales                                  --            513             --          3,521
  Selling, general and administrative            43            565            131          3,150
                                        -----------    -----------    -----------    -----------

Operating income                                (43)            64           (131)           (95)

Other income (expense):
  Interest expense                               17             (1)            57           (134)
  Other                                          --             17             --             25
                                        -----------    -----------    -----------    -----------

Income (loss) before income taxes               (26)            80            (74)          (204)

Provision for income taxes                       (5)            --             (5)            --
                                        -----------    -----------    -----------    -----------

Net income (loss) before sale of assets $       (31)   $        80    $       (79)   $      (204)

Loss on sale of assets                           --         (1,322)            --         (1,322)
                                        -----------    -----------    -----------    -----------

Net loss                                $       (31)   $    (1,242)   $       (79)   $    (1,526)
                                        ===========    ===========    ===========    ===========


Net loss per common share               $     (0.00)   $     (0.22)   $     (0.01)   $     (0.27)
                                        -----------    -----------    -----------    -----------

Weighted average number of common
  shares outstanding                      5,916,686      5,916,686      5,916,686      5,669,757
                                        -----------    -----------    -----------    -----------


                      The accompanying notes are an integral part of these
                               consolidated financial statements.

                            BELL NATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                             Common Stock       Additional   Accum-        Total
                        ---------------------    Paid-in     ulated    Stockholders'
                         Shares      Dollars     Capital     Deficit      Equity
                        ---------   ---------   ---------   ---------    ---------
Balance at
   December 31, 1997    5,916,686   $  15,849   $      10   $ (15,471)   $     388

Net income                     --          --          --         (79)         (79)
                        ---------   ---------   ---------   ---------    ---------

Balance at
   September 30, 1998   5,916,686   $  15,849   $      10   $ (15,550)   $     309
                        =========   =========   =========   =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BELL NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (Unaudited)

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                          1998           1997
                                                         -------       -------
OPERATING ACTIVITIES:
Net (loss) income                                        $   (79)      $(1,526)

Adjustments  to  reconcile  net  (loss)  income
  to cash  provided  by  operating activities:
    Depreciation                                              --            32
    Amortization of goodwill                                  --            11
    Amortization of deferred sample books                     --           624
    Amortization of deferred debt commitment fee              --            --

(Increase) decrease in assets:
    Accounts receivable                                       41           170
    Inventory                                                 --            64
    Prepaid expenses and other current assets                 --            17
Increase (decrease) in liabilities:
    Accounts payable                                          --           155
    Accrued compensation and employee benefits              (154)          321
    Accrued expenses                                          74           313
    Accrued stock appreciation rights                         --          (109)
    Reserve for asset sale                                   (34)           --
                                                         -------       -------
    Net cash provided by operating activities               (152)           72
                                                         -------       -------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                     --            --
    Purchase of deferred sample books                         --          (369)
                                                         -------       -------
    Net cash used in investing activities                     --          (369)
                                                         -------       -------

FINANCING ACTIVITIES:
    Net (repayments) borrowings on long-term bank debt        --        (2,225)
    Proceeds from asset sale                                  --         3,850
    Issuance of common stock from SAR agreements              --            34
    Principal payments on capital lease obligations           --            --
                                                         -------       -------
    Net cash (used for) provided by financing activities $    --       $ 1,659
                                                         -------       -------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BELL NATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)

                                   (Unaudited)



                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1998            1997
                                                     -------        -------

Net increase in cash and cash equivalents            $  (152)       $ 1,362

Cash and cash equivalents at beginning of period       1,300             --
                                                     -------        -------

Cash and cash equivalents at end of period           $ 1,148        $ 1,362
                                                     =======        =======




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
     Interest                                        $    --        $   133
     Income taxes                                          5             --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BELL NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)



NOTE 1.  THE COMPANY

GENERAL. The information contained in this report is unaudited but, in management's opinion, all adjustments necessary for a fair presentation have been included and were of a normal and recurring nature. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with Bell National Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS The Company's revenues and expenses result from the operations of PFI through the sale date of August 4, 1997. The first nine months 1998 results reflect the absence of an operating business.

NINE MONTHS ENDED SEPTEMBER 30, 1998 The Company's results for the first nine months of 1998 consisted entirely of administrative costs offset by interest income on the cash balances remaining after the Asset Sale of PFI on August 4, 1997. Administrative functions include the ongoing payment of PFI liabilities (previously reserved for) and investigation of the investment alternatives being considered by the Company. Among alternatives are the possible sale of stock or debt to raise additional capital to either fund the acquisition of an operating company or to fund a start-up company (either from inception or in an early development phase). It is highly likely that in order to fund an acquisition of a meaningful size significant additional funds would be required, and no assurance can be given that such funds could be obtained on terms deemed favorable by management. Among other options are the possibility of a liquidating dividend. The discussion contained in this section is not intended to be an exhaustive review of alternatives available to the Company, nor does inclusion or omission of any alternative provide any indication of what course of action may finally be decided upon. However, the Company is not, nor does it intend to engage in, the business of investing, reinvesting, owning, holding or trading securities.

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

COMPARISON OF NINE MONTHS 1998 RESULTS TO 1997 A comparison of the 1998 first nine months results (which have no operating business included in them) to 1997 first nine months results (which included the operations of PFI through August 4, 1997) is not meaningful.

QUARTER ENDED SEPTEMBER 30, 1998 As discussed above, the Company's results for the third quarter of 1998 consisted entirely of administrative costs offset by interest income on the cash balances remaining after the Asset Sale of PFI on August 4, 1997. Administrative functions include the ongoing payment of PFI liabilities (previously reserved for) and investigation of the investment alternatives being considered by the Company.

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


FUTURE NEEDS FOR AND SOURCES OF CAPITAL

During the first nine months of 1998, the Company lost $152,000 of cash from operations. The cash from operations derived from the net loss of $79,000, payment of items related to the reserve for Asset Sale of $34,000 and payment of pension liabilities of $154,000, offset by collection of receivables of $41,000 and increased accrued expenses of $74,000. These items represent the entire change from the beginning cash balance of $1,300,000 at December 31, 1997 to the ending cash balance of $1,148,000 at September 30, 1998.

During the first nine months of 1997, the Company generated $72,000 of cash from operation. The cash flow from operations in 1997 was primarily driven by the loss on the sale of assets of $1,322,000 which is included in the net loss of $1,526,000. Before the asset sale, $369,000 was used to purchase sample books and $5,000 was used to make a principal payment on the then existing line of credit. The $3,850,000 gross proceeds from the sale of assets on August 4, 1997 were used to extinguish the then existing bank debt balance of $2,220,000. Net of the other working capital sources and uses the Company ended the first nine months of 1997 with $1,362,000 in cash.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS

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


                              BELL NATIONAL CORPORATION
                              -------------------------
                              (Registrant)



Date: November 3, 1998        /s/   ALEXANDER M. MILLEY
                              ------------------------------------------------
                                    Alexander M. Milley, Chairman of the Board
                                    and Secretary




Date: November 3, 1998        /s/   THOMAS R. DRUGGISH
                              -------------------------------------------------
                                    Thomas R. Druggish, Chief Financial Officer
                                    (Principal Financial Officer
                                    and Accounting Officer)