Form 10-K
period 1998-12-31
BELL NATIONAL CORP
filed 1999-03-31
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                           --------------------

                                 FORM 10-K

        [X]   Annual report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1998

                                    or

      [  ]   Transition report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
           For the transition period from _________ to _________

                       Commission file number  0-935


                         BELL NATIONAL CORPORATION
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)


      California                                    94-1451828
------------------------------                  --------------------
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                  identification no.)


900 North Franklin Street, Suite 210, Chicago, IL              60610
-------------------------------------------------           -----------
(Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code: (312) 640-8810


Securities registered pursuant to Section 12(b) of the Act:

      Title of each class     Name of each exchange on which registered
      -------------------     -----------------------------------------

            None                          Not Applicable


Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, no par value
                        --------------------------
                             (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 30, 1999 was $3,112,393 based upon the average bid and asked prices of shares of the Company's Common Stock, no par value per share ("Common Stock"), of $0.325 per share as reported in the Electronic Bulletin Board. The number of shares of Common Stock outstanding as of March 30, 1999 was 11,982,142.

The following document is incorporated by reference into Part III of this Form 10-K:

      Bell National Corporation Proxy Statement, relating to the 1999 annual meeting of shareholders.

                                  PART I


ITEM 1.     BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     The Company is a development-stage entity primarily engaged in the design, development and marketing of a series of instruments, disposables, and tests to provide "Point of Care" enhanced cervical cancer screening. The Company also designs, develops and markets software-based systems to provide analysis of images on microscopic slides and to electronically exchange images and related data with remote locations.

      Bell National Corporation ("Bell National," and together with its subsidiaries, the "Company") was incorporated in California on October 1, 1958. Through 1985, its principal subsidiary was Bell Savings and Loan Association ("Bell Savings"), a state-chartered savings and loan association. On July 25, 1985, the Federal Home Loan Bank Board appointed the Federal Savings & Loan Insurance Corporation (the "FSLIC") as receiver of Bell Savings. At the same time, the assets of Bell Savings were transferred to a new, unrelated, federally chartered mutual savings and loan association, Bell Federal. The FSLIC's appointment followed shortly after a determination that Bell Savings had a negative net worth. On August 20, 1985, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code. A Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court, and became effective June 29, 1987.

      After emerging from bankruptcy proceedings in June 1987, and a vote by shareholders to continue the operations of the Company in October 1988, the Company reached an agreement (the "Stock Purchase Agreement") in 1989 with Milley Management Incorporated ("MMI"), a private investment firm, whereby the Company sold to a group of private investors (including MMI) Common Stock, no par value (the "Common Stock"), totaling approximately 41% of the outstanding voting shares on a fully diluted basis.

      On June 15, 1990, the Company purchased 100% of the Common Stock of Payne Fabrics, Inc. a designer and distributor of decorative drapery and upholstery fabrics, for a purchase price of $6,493,000 and the issuance of stock appreciation rights ("SAR's").

      On August 4, 1997 Payne Fabrics, Inc. sold substantially all of its assets and most of its liabilities related to the business of designing and distributing decorative drapery and upholstery fabrics to Westgate Fabrics,

Inc. ("Westgate"), an unaffiliated third party (the "Asset Sale"). The Asset Sale included the transfer to the buyer of the use and rights to the Payne Fabrics name, and accordingly, Payne Fabrics, Inc., changed its name to PFI National Corporation ("PFI"). On August 4, 1997 all of PFI's operations were ceased. Since that time, the Company and its subsidiaries PFI, Bell Savings, and Pacific Coast Holdings Insurance Company have had no business operations, other than administrative activities, or any substantial assets or liabilities other than cash and investments. At the beginning of December 1998, the Company had approximately $1 million dollars in cash and investments.

      On December 4, 1998, the Company acquired InPath, LLC ("InPath"), a development-stage company engaged in the design and development of a proprietary "Point of Care" system, including sample collection devices and a series of instruments, used in the cervical cancer screening process. The system also has applications in other point of care cancer screening programs. In the acquisition, the Company issued 4,288,790 shares of Common Stock and warrants to purchase 3,175,850 shares of Common Stock to the members of InPath in exchange for their units of membership interest in InPath, and the senior executives of InPath assumed management control of the Company. The warrants were issued with the right to covert subject to the authorization by shareholders of an increase in the authorized capital stock of the Company. In conjunction with the acquisition certain shareholders of the Company, comprising holders of more than 50% of the outstanding Common Stock, agreed to vote their shares in favor of increasing the authorized shares of Common Stock, to elect a slate of directors recommended by former InPath members and original Company shareholders, and to appoint former InPath executive officers to executive officer positions with the Company. After the transaction, the former members of InPath held approximately 36% of the Common Stock then outstanding, and will hold approximately 50% of the Common Stock outstanding after conversion of all warrants issued in the transaction. Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition has been accounted for as a reverse acquisition whereby InPath is deemed to have acquired the Company.
However, the Company is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes. Since the Company was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition has been recorded as the issuance of stock for the net monetary assets of the Company accompanied by a recapitalization, and no goodwill or other intangible assets were recorded.

     On December 15, 1998, the Company formed a wholly owned Delaware subsidiary, Ampersand Medical Corporation ("Ampersand"), for the primary purpose of reincorporating the Company in Delaware. Subject to approval by the Company's shareholders, the Company may be merged into Ampersand during 1999, with Ampersand as the surviving corporation. Ampersand would become the parent corporation of the Company's subsidiaries at the time of reincorporation.

      In December 1998 the Company formed a French limited liability company subsidiary, Samba Technologies SARL ("Samba Technologies" or "Samba"), for the purpose of acquiring the automated image cytometry and telemedicine technology used in the business of the Samba department of Unilog Regions SA, a French company engaged in the design, development, and installation of commercial software programs and networks for business applications. Samba Technologies completed the acquisition of the Samba department's assets on January 4, 1999, and at the same time entered into employment arrangements with former Samba department employees. Since the acquisition, Samba Technologies has continued to develop and market the cytometry and telemedicine products previously developed and marketed by the Samba department.

RECENT DEVELOPMENTS

     On March 1, 1999, the Company received a $500,000 cash investment from Seaside Partners, L.P. ("Seaside Partners"), a hedge fund, for a $500,000 convertible note issued by the Company to Seaside Partners. The note will automatically convert into approximately 1,515,000 shares of Common Stock if certain conditions are met, including the approval by the Company's shareholders of an increase in the number of authorized shares of Common Stock. A director of the Company, Denis M. O'Donnell, is a member and a manager of Seaside Advisors, L.L.C., a firm which provides investment management services to Seaside Partners.

      In March 1999, the Company signed a Letter of Intent to acquire a license and certain assets related to the AcCell Automated Cytology System, a line of automated microscopy workstations and related software that allows more controlled and precise review of microscopic slides, from AccuMed International, Inc. The license is to be exclusive for certain market segments and non-exclusive for others. The licensed products will consist of the AcCell series 2000 and 2001 instruments and the AcCell 3000 fully integrated instrument, along with the AccuTech microscope frame, a proprietary computer mouse, and all related technology and documentation. The Company also agreed to purchase certain assets related to the licensed technology, including inventories of instruments and related component parts, and agreed to assume responsibility for AccuMed's current product user base and any pending installations or open quotations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company operates in one industry segment involving medical devices and supplies. All of the Company's operations during the reporting period were conducted within this segment. The Samba department of Unilog Regions SA, which was acquired by the Company on January 4, 1999, has historically operated in the same industry segment. The Company expects to continue to focus its operations on this industry segment.

DESCRIPTION OF BUSINESS

      The Company believes that improved patient care and reduced healthcare delivery costs can be achieved by creating "Point of Care" screening and diagnostic services linked to a patient medical information system. The Company's goal is to deliver turnkey enterprise solutions, which improve patient care while providing the healthcare professional with a financial, profit or cost-control incentive and the opportunity for better overall patient management. The Company intends to accomplish its goal through internal product development, strategic partnerships, and acquisitions of companies or technologies which relate to the Company's products, markets, or operating model. Management anticipates that the Company will incur substantial operating losses until it is able to successfully market its full range of products.

      PRODUCTS. The Company's operating subsidiary InPath is focused on the design, development, and marketing of a series of instruments, disposables, and tests to provide "Point of Care" enhanced cervical cancer screening. The products currently under development consist of proprietary sample collection devices, and a series of in-vitro and in-vivo instruments used to analyze the collected samples by employing a series of biomolecular markers or probes to assist in the analysis process. The system may also be used for specific sampling and analysis of atypical cellular specimens for the early detection of oral, gastrointestinal, urological, esophageal, and other forms of cancer. The Company anticipates that it will have prototypes of its sample collection devices available for testing early in the second quarter of 1999. The design specifications for the proprietary in-vitro mapping and analysis instrument have been completed and the Company expects to award a contract for the design and manufacture of the instrument during the second quarter of 1999. The Company has completed work on certain potential biomolecular markers using samples from approximately 100 patients. The process of marker identification and refinement of process will continue in parallel with the instrument development work. The Company anticipates that it will be required to invest a substantial amount of capital in the research and development process in order to complete these products and introduce them into the market. These products are likely to be subject to regulation by the United States Food & Drug Administration (the "FDA") and by various other regulatory agencies throughout the world.

      The Company's operating subsidiary Samba Technologies designs, develops and markets software-based systems for clinical and industrial applications. One software suite package, which can be employed on a variety of computer, imaging, and automated microscopy platforms, provides image analysis of material on microscopic slides yielding information on DNA, cell morphometry, densitometry, karyotyping (chromosome classification), colony counting, etc. A second software suite allows the user to share images and related data for research, clinical and educational purposes. This package has applications in tele-radiology, tele-pathology and other areas where the need for images is critical to the analysis process, such as angiography, ultrasound procedures, and endoscopy procedures. It can be matched to a wide variety of image capture instruments or devices. The product can employ either static, historical, or dynamic images. Samba also provides installation, interface, network, and internet consulting services to the users of its software products.

     BACKLOG ORDERS. At March 26, 1999, Samba had a backlog of contracts to be completed within the next twelve months amounting to 2,500,000 French Francs, or approximately $425,000. In addition Samba has been notified that it was the successful bidder on additional contracts valued at 2,100,000 French Francs, or approximately $350,000. Samba expects to be formally awarded these contracts during the second quarter of 1999. Samba currently has contract quotes outstanding of approximately 11,000,000 French Francs, or approximately $1,800,000. The Company has no assurance that Samba will be the successful bidder on any of its outstanding quotes.

      MARKETS AND DISTRIBUTION. The Company markets or plans to market its product lines to hospitals, clinics, managed care organizations, office-based clinicians, and government health organizations on a worldwide basis.

The Company intends to complete development of the InPath "Point of Care" collection system and the in-vitro screening instrument (as a collection and cervical tract mapping system only) in time to begin beta site marketing in selected countries outside the U.S. in late 1999. The Company intends to introduce the products into the U.S. market, subject to clearance by the FDA, as soon as practicable, but not before 2000. The Company intends to have the analysis portion of the in-vitro instrument ready for distribution in markets outside the U.S. as soon as practicable, but not before the third quarter of 2000, and in the U.S., as soon as practicable, but not before the end of year 2000's fourth quarter.

      The Company plans to distribute its InPath "Point of Care" products in the U.S. through a strategic partner relationship with a company having a significant position in the OB/GYN marketplace and a strong direct sales organization. Internationally, the Company will seek a distribution partner that has similar characteristics. The Company is currently in discussions with several strategic partner candidates. The Company intends to directly market its InPath products to managed care organizations, governments, and world health bodies.

      The Company currently markets its Samba product line through a direct sales force in Europe and through a distribution arrangement in the U.S., Canada, and Central and South America. The Company is adding to its direct European sales force and is seeking other distribution partners for specific territories.

      COMPETITION. Historically, competition in the healthcare industry has been characterized by the search for technological innovations and efforts to market such innovations. The Company believes that it may benefit from the technological innovations incorporated in certain of its products. While competitors may introduce new products which compete with those the Company sells or intends to sell, the Company believes that its research and development efforts will permit it to remain or become competitive in all of the markets in which it presently sells or plans to sell its products. The competition the Company faces in these markets is substantial, however, and there can be no assurance that the technological innovations of the Company's products will afford the Company the competitive advantages it predicts.

      The market for the Company's cancer screening and diagnostic product line is highly competitive. The Company is unaware of any other companies that are duplicating its efforts to develop a point-of-care collection, mapping, and in-vitro analysis and diagnostic system for cervical cancer screening. There are a number of companies attempting to develop an in-vivo system to differentiate between cancerous, pre-cancerous and normal tissue. Potential competition for the Company's InPath "Point of Care" products includes many companies with financial, marketing, and research and development resources substantially greater than those of the Company. Similarly, the image analysis and tele-medicine markets, in which the Company's Samba products are sold, are highly competitive. Several American and foreign companies are developing and marketing products that compete directly with Samba's products and services.

      With regard to all of its products, the Company believes that it must compete primarily on the basis of functionality, product features and effectiveness of the product in standard medical practice. The Company also believes that cost control and cost effectiveness are additional key factors in achieving or maintaining a competitive advantage. Accordingly, the Company focuses a significant amount of effort in its product development process on producing systems and tests which do not add to overall healthcare cost.

      OPERATIONS. The Company currently engages in research and development work at its facilities in Chicago, Illinois and on a contract basis at additional locations in Illinois and in Cleveland, Ohio. The Company does not currently engage directly in manufacturing products and it intends to utilize the operations of a strategic partner for its future instrument manufacturing requirements. The Company conducts research and development work on its Samba software products at its facility in Grenoble, France. The Samba software products are installed and integrated with off-the-shelf computer and imaging components at the customer's location or in the Grenoble facility immediately prior to delivery of the products. Consulting services are generally performed at the customer's location or at the Grenoble facility using customer data and communication access.

      INTELLECTUAL PROPERTY. In order to secure its intellectual property rights, the Company relies on a combination of patents, licensing arrangements, trade names, trademarks, know-how, proprietary technology, and policies and procedures for maintaining the secrecy of its trade secrets, know-how and proprietary technology. The Company considers such security and protection to be material to the successful marketing of its products in the U.S. and in most of the foreign markets the Company has entered or may enter in the future.

      The Company has filed three provisional patent applications covering components of its InPath "Point of Care" cervical cancer screening system. The Company is the exclusive licensee of AccuMed International, Inc. for an additional patent application and certain other know-how and trade secrets covering the "Point of Care" system. The Company purchased this license for cash, future royalties, and other consideration. The Company is required to make minimum annual royalty payments beginning in 1999 in order to maintain its exclusive license to the patent application and related technology.

      The Company's Samba software and technology consists primarily of trade secrets and know-how and technical documentation.

      The Company is continuing to prepare additional patent applications. Since patent applications in the United States are maintained in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain whether it or another patent applicant was the first to create inventions covered by pending patent applications or the first to file patent applications for such inventions. Protections relating to portions of technologies covered by such pending patent applications may be challenged or circumvented by competitors, and other portions may be in the public domain or protectable only under state trade secret laws.

      Worldwide, all of the Company's important products are or will be sold under trademarks that the Company considers to be, in the aggregate, material to the Company's business. The Company owns the Samba trademark and trade names of Samba, InPath, and Ampersand Medical Group. The Company may file additional U.S. and foreign trademark applications in the future and the Company will focus its acquisition efforts on technologies which have strong patent or trade secret protection.

      There can be no assurance that any patent or trademark registration issued or which may be issued to the Company will provide the Company with significant competitive advantages. Further, there can be no assurance that any patent application which may be applied for by or for the benefit of the Company will be granted or that challenges will not be instituted against the validity or enforceability of any such patent application and, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent or patent application, or to prevent infringement, could be substantial even if the Company were to prevail. Furthermore, there can be no assurance that others will not independently develop similar technologies or products, duplicate the Company's technology or design around the patented aspects of the Company's products. The protection afforded by patents depends upon a variety of factors which may severely limit the value of the patent protection, particularly in foreign countries. The Company intends to protect much of the core technology it now possesses or will later develop as trade secrets, rather than to rely on patents, either because patent protection is not possible or, in management's opinion, would be less effective than maintaining secrecy. To the extent that it relies on trade secret protection, there can be no assurance that the Company's efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently. The Company expects to register the various trademarks associated with its collection and diagnostic system, but there can be no assurance that if registered any such registration or use of it will not be challenged by third parties, or that if challenged, such third parties will not prevail.

      GOVERNMENT REGULATION. The development, manufacture, sale, and distribution of the Company's products are regulated by state and federal authorities, including the FDA and comparable authorities in certain states and other countries. In the U.S., the Food, Drug, and Cosmetic Act (the "FD&C Act") and regulations promulgated under it apply to the Company's product's. The FD&C Act provides that many of the Company's products cannot be shipped in interstate commerce without prior authorization from the FDA. Such authorization is based on a review by the FDA of the product's safety and effectiveness for its intended uses. Medical devices may be authorized by the FDA for marketing in the U.S. either pursuant to a pre-market notification under Section 510(k) of the FD&C Act (a "510(k) Notification") or a pre-marketing approval application (a "PMA"). The process of obtaining FDA marketing clearance and other applicable regulatory authorities may be costly and there can be no guaranty that the process will ultimately be successful. FDA 510(k) Notification applications and PMA's typically require preliminary internal studies, field studies, and/or clinical trials, in addition to an FDA submission.

      A 510(k) Notification, among other things, requires an applicant to show that its products are "substantially equivalent" in terms of safety and effectiveness to an existing FDA-cleared predicate product. An applicant may only market a product submitted through a 510(k) Notification after the FDA has issued a written clearance determining the product has been found to be substantially equivalent.

      To obtain a PMA for a device, an applicant must demonstrate, independently of other like devices, that the device in question is safe and effective for its intended uses. A PMA must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. It usually takes the FDA substantially longer to grant a PMA than to grant a 510(k) Notification. During the review period, the FDA may conduct extensive reviews of the Company's facilities, deliver multiple requests for additional information and clarifications, and convene advisory panels to assist in its determination.

      The FD&C Act generally bars advertising, promoting, or otherwise marketing medical devices that the FDA has not approved or cleared. Moreover, FDA enforcement policy strictly prohibits the promotion of learned or approved medical devices for non-approved or "off-label" uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards.

      The Company's current and prospective overseas operations are also subject to a significant degree of government regulation. Many countries, directly or indirectly through reimbursement limitations, control the selling price of most healthcare products. Furthermore, many developing countries limit the importation of finished products. International regulations are having an impact on U.S. regulations as well. The International Organization for Standardization (the "ISO") sets the standards regulating medical devices within the European Union. The FDA recently adopted regulations governing the manufacture of medical devices that appear to encompass and exceed the ISO's approach to regulating medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

      The Company will likely be subject to certain registration, record-keeping and Medical Device Record reporting requirements, and the Company's manufacturing facilities, if any, may be obligated to follow the FDA's Quality System Regulation and may be subject to periodic FDA inspections. Any failure to comply with the Quality System Regulation or any other FDA or other government regulations could have a material adverse effect on the Company's operations.

      For sale and use in the United States, the Company's InPath products will need to be cleared for marketing by the FDA as described above. There can be no assurance that the FDA or other governmental agencies will clear the InPath products or the advertising or delivery of those products. Internationally, the InPath products may be subject to various government regulations. Such current or potential regulations may delay the introduction of new products and services and adversely affect the Company's cost of doing business.

      The Company's InPath "Point of Care" products may also be subject to regulation in the United States under the Clinical Laboratory Improvement Act (CLIA). Under this Act, diagnostic products are classified into one of three categories depending on the user skill required to perform and interpret the test; the potential for the test to produce an incorrect result; and the potential risks presented by such an incorrect result. Any laboratory or other site that performs clinical diagnostic testing is required to be licensed under one of three levels corresponding to the classification categories. Laboratories or sites are permitted to perform only those diagnostic tests that are classified at or below the level at which the laboratory is licensed.

      The Company is developing its InPath "Point of Care" products to be user-friendly, require minimum operator training, and have safety and operating checks built into the functionality of the instruments. The Company believes its efforts will result in the lowest possible classification by the Center for Disease Control (CDC), the agency responsible for classification of diagnostic devices under CLIA. However, there can be no assurance that the CDC will assign the InPath "Point of Care" products to the expected classification. CDC classification of the products into a higher category may have a significant impact on the Company's ability to market the product in the United States.

      Although the Company currently sells Samba products in the United States, expanding their sales for use in certain clinical applications may require FDA clearance. Waiting for such approval would likely delay the sales of these products into certain clinical applications in the U.S. market and increase the Company's cost of doing business. Samba currently has all required regulatory approvals in France, but may have to apply for regulatory approval in other countries in order to market its products outside France. There can be no assurance that Samba will be able to obtain any regulatory approvals necessary to expand its market.

      RESEARCH AND DEVELOPMENT. The Company focuses its research and development efforts on introducing new products as well as enhancing the Company's existing products. The Company utilizes both in-house and contracted research and development efforts. The Company believes that a commitment to research and development is critical to its ability to achieve its goals. During the nine and one-half month period between InPath's inception and December 31, 1998, expenditures for research and development were approximately $181,000. Research and development expenditures by the Samba department of Unilog Regions, SA were $163,000 and $128,000 respectively for the two fiscal years ending December 31, 1998 and 1997 prior to its acquisition by the Company on January 4, 1999.

      COMPONENTS AND RAW MATERIALS. The Company stresses product development focused on low-cost, easily accessible product components. The Company's Samba products are compatible with various off-the-shelf computers, computer components, microscopes, and imaging equipment.

      WORKING CAPITAL PRACTICES. The Company's working capital practices are comparable to those of other market participants. Collection periods tend to be longer for sales of Samba products outside France than for sales of Samba products inside France. Similarly, the Company believes that collection periods for any future international sales of the Company's U.S.-made products may prove longer than for domestic sales of such products.

      EMPLOYEES. As of March 23, 1999, the Company and its subsidiaries employed a total of 17 full-time employees in the United States and France.

The Company's employees in France are represented by a national labor union (customary to all French workers), and the Company considers its relations with its employees to be good.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements throughout this report that are not historical facts, including but not limited to statements in this Item 1 and statements contained in material incorporated into this report by reference, are forward-looking statements. These statements are based on the Company's current expectations and involve many risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while others are specific to the Company and the areas of the medical products industry in which it operates.

      The factors below in some cases have affected and could affect the Company's actual results, causing results to differ, possibly materially, from those expressed in this report's forward-looking statements. These factors include: economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and unforeseen foreign regulatory and commercialization factors.

      Currency fluctuations are also a significant variable for global companies. If the value of the U.S. dollar strengthens relative to the currencies of the countries in which the Company markets or intends to market its products, the Company's ability to achieve projected sales and net earnings in such countries could be adversely affected.

      The Company believes that its expectations with regard to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, but there can be no assurance that the actual results or performance of the Company will conform to any future results or performance expressed or implied by such forward-looking statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

      The Company's operations outside the U.S. are currently conducted primarily through Samba Technologies. The Company had no direct foreign sales or operations in 1998. Sales by the Samba department of Unilog Regions SA outside the U.S. represented approximately 90% of sales for the years ended December 31, 1998 and 1997, the two fiscal years prior to its acquisition by the Company. The Company's worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent
to further expansion of its operations abroad.   However, the Company
closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions in countries it seeks to operate in. The ongoing integration of the European market continues to offer opportunities to businesses operating within the European Union, and the Company hopes to take advantage of these opportunities to improve the efficiency and productivity of its operations there.

ITEM 2.     PROPERTIES

      The Company, Ampersand and InPath currently share space leased by InPath at 900 North Franklin Street, Suite 210, Chicago, Illinois 60610, under a lease which expires April 30, 2003. This address houses the executive offices of the Company, Ampersand and InPath, as well as engineering and research and development facilities of InPath. Before December 4, 1998 the Company's executive offices were located at 3600 Rio Vista Avenue, Suite A, Orlando, Florida 32805. Samba leases space in Grenoble, France, under a temporary arrangement with Unilog Regions SA which expires June 4, 1999. Samba uses its facility at this address for administration, marketing and sales, and research and development activities.

      The Company considers all of its facilities to be well utilized, well maintained, and in good operating condition. It considers the facilities to be suitable for their intended purposes, and to have capacities and projected capacities adequate to meet current and projected needs for the Company's existing products.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not currently a party to any material legal proceeding, nor is any of the Company's property the subject of any material legal proceeding. The Company is not aware of any such legal proceeding being contemplated by governmental authorities.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of shareholders during the fourth quarter of 1998.

                                  PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

      There is presently no established public trading market for the Common Stock of the Company and trading activity is limited. The Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "BLBN."

      The following table sets forth the high and low bid quotations per share of Common Stock for the periods indicated, as reported by the National Quotation Bureau, LLC. These quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and do not represent actual transactions.

                                                         BID RANGE OF
                                                         COMMON STOCK
                                                      -----------------
YEAR ENDED DECEMBER 31, 1998:                          HIGH         LOW
----------------------------                           ----         ---
1st Quarter                                            $.05        $.05
2nd Quarter                                            $.05        $.05
3rd Quarter                                            $.05        $.05
4th Quarter                                            $.38        $.05


YEAR ENDED DECEMBER 31, 1997:                          HIGH         LOW
----------------------------                           ----         ---
1st Quarter                                            $.05        $.05
2nd Quarter                                            $.05        $.05
3rd Quarter                                            $.05        $.05
4th Quarter                                            $.05        $.05


HOLDERS

      As of March 30, 1999 there were approximately 1,082 holders of record of the Company's Common Stock.

DIVIDENDS

      The Company has not paid a cash dividend and the Board of Directors is not contemplating paying one at this time.

STOCK TRANSFER AGENT

      The Company's stock transfer agent is Continental Stock Transfer & Trust Company, 2 Broadway, New York, New York 10004, phone (212) 509-4000.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

      On December 4, 1998, pursuant to a Stock and Membership Interest Exchange Agreement of the same date, the Company issued a total of 4,288,790 shares of Common Stock and warrants to purchase 3,175,850 shares of Common Stock to eight members of InPath in exchange for their units of membership interest in InPath. The warrants issued to the InPath members have a conversion price of $.001 per share and are not currently exercisable because the Company has an insufficient number of authorized shares of Common Stock to issue upon their exercise. They will only become exercisable if shareholders of the Company approve a proposal to increase the number of authorized shares. In conjunction with the acquisition, persons holding more than 50% of the outstanding shares of Common Stock agreed to vote their shares in favor of such a proposal. Through this transaction the Company acquired all of the units of membership interest in InPath, whose assets consisted of computer equipment, laboratory equipment, leasehold improvements, office furniture and equipment, telecommunications equipment, technology license, patent applications and trademarks. The Company's Board of Directors determined that these assets, in the aggregate, were appropriate consideration for the shares issued to the InPath members, given the assets' intrinsic value as well as the favorable business opportunity which entry into the medical device industry offers the Company.

      Also on December 4, 1998, pursuant to a Claims Settlement Agreement of the same date, the Company issued shares of Common Stock to each of two individuals and two corporations in settlement of debts that the Company owed them. In the transaction, the Company issued: 210,000 shares of Common Stock to Alexander M. Milley to settle a debt of $63,000 owed to him for his services as Chairman of the Board and Secretary of the Company under an Employment Agreement dated November 20, 1989; 463,333 shares of Common Stock to Robert C. Shaw to settle a debt of $139,000 owed to him for his services as President and Treasurer of the Company under an Employment Agreement dated November 20, 1989; 600,000 shares of Common Stock to Cadmus Corporation ("Cadmus") to settle a debt of $180,000 owed to it for management services provided to the Company; and 503,333 shares of Common Stock to MMI to settle a debt of $151,000 owed to it as rent for office space and as payment for management services provided to the Company.

      In both the acquisition of InPath and the settlement of the Claims, the Company was exempted from registering the issued shares of Common Stock under the Securities Exchange Act of 1933 (the "Securities Act") because both transactions qualified as offerings by an issuer not involving a public offering under Section 4(2) of the Securities Act. In both transactions, the recipients of the shares were accredited investors. In connection with neither transaction did the Company engage in any general solicitation or advertising.

     On March 1, 1999, the Company sold a 6% Convertible Subordinated Note Due 2000 to Seaside Partners in the principal amount of $500,000, pursuant to a Note Purchase Agreement between the Company and Seaside Partners. The note bears interest at the rate of 6% per annum and becomes due on January 28, 2000 unless extended by the Company to June 30, 2000. The terms of the note provide that the principal amount of the note as well as any interest earned on the principal will automatically convert into shares of Common Stock when the Company's shareholders have approved an increase in the number of authorized shares of Common Stock, the Company has merged into Ampersand, and the Company has received at least $5 million from any debt or equity offerings, excluding the $1,500,000 currently authorized by the Board of the Company to be raised through debt or equity offerings.
The note provides that Seaside Partners has the option of converting the note into shares of Common Stock at any time after a sufficient number of shares Common Stock have been authorized for issuance. The conversion price of the note is $0.33 per share, subject to being lowered based on certain circumstances related to the pricing of future debt or equity offerings, but in no event lowered below $0.20 per share. Denis M. O'Donnell, who is a director and a nominee for director of the Company, is a member and a manager of Seaside Advisors, L.L.C., a firm which provides investment management services to Seaside Partners. The parties relied upon Regulation D to exempt the sale of the note to Seaside Partners from registration under the Securities Act of 1933.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected financial data is derived from, and qualified by reference to, the audited Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K.

      The following table sets forth the selected financial data as of the date shown and for the period shown:

       For the Period from March 16, 1998 through December 31, 1998
           (Dollar amounts in thousands, except per-share data)

STATEMENT OF OPERATIONS DATA:
     Net Sales                                          $0
     Operating (Loss)                                ($783)
     Net (Loss)                                      ($789)

PER-SHARE DATA:
     Net (Loss)                                     ($0.07)
     Weighted-average shares outstanding        12,000,000

BALANCE SHEET DATA
     Working capital                                  $(80)
     Total assets                                   $1,699
     Long-term debt                                   $156
     Stockholders' equity                             $728

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- REVENUES AND EXPENSES

      See Note 1 to the Consolidated Financial Statements for background and historical information on the Company. On December 4, 1998, the Company acquired InPath, LLC, a limited liability company registered in the State of Delaware. InPath is a development-stage company engaged in the design and development of medical instruments and related tests. Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition has been accounted for as a reverse acquisition whereby InPath is deemed to have acquired the Company. Since the Company was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition has been recorded as the issuance of stock for the net monetary assets of the Company accompanied by a recapitalization, and no goodwill or other intangible assets were recorded. Accordingly, information presented in the Consolidated Financial Statements includes the operations of InPath from March 16, 1998 (date of inception) and the operations of the combined Company from December 4, 1998.

      The Company is considered a development-stage company, since it is engaged in the design and development of new products which have not as yet been introduced into the market for sale. The Company had no revenue from sales and no related cost of product sold during 1998.

      Research and development expenses for 1998 amounted to $181,000. The expenses consisted primarily of contract costs related to scientists and researchers at universities and hospitals under specific development programs, initial device development contracts with industrial electro-mechanical design organizations, reimbursements to medical and engineering consultants, and payroll related costs for in-house scientific and research management staff.

      Selling, general and administrative expenses for 1998 amounted to $602,000. A significant component of the expenses consisted of legal costs related to the initial establishment of InPath, negotiation of the technology license with AccuMed International, Inc., and the acquisition of InPath by the Company in December 1998 and the related filings with the Securities and Exchange Commission.

      The net loss for the period March 16, 1998 through December 31, 1998 amounted to ($789,000), or ($0.07) per share, on 12,000,000 weighted average common shares outstanding. The calculation of net loss per share assumes that all shares of the Company are outstanding for the entire period.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash requirements are for research and development expenses of its InPath products and to fund the acquisition of other companies or technologies related to its product strategy. During 1998 those funds were provided by direct equity investments of $391,000 and the net cash acquired at the time of the acquisition of InPath amounting to $943,000. In addition, cash required to pay certain operating expenses was provided through a loan from a stockholder in the amount of $175,000 and a loan from a related party in the amount of $75,000.

      At December 31, 1998, the Company had cash on hand of $700,000. Of this amount, approximately $479,000 was used to make the final payment on the purchase of the Samba department of Unilog Regions SA on January 4, 1999. Samba Technologies, the wholly owned subsidiary of the Company, which assumed the operations of the Samba department, has been cash-flow neutral during 1999.

      In March 1999, the Company signed a Letter of Intent with AccuMed International, Inc. to license technology related to the AcCell Cytopathology System. In addition, the Company agreed to purchase certain inventories and related manufacturing equipment. The Company has deposited $100,000 in escrow with AccuMed to bind the agreement, the close of which is subject to completion of due diligence and final contract documents by June 7, 1999.

      In March 1999, the Company received $500,000 in cash from Seaside Partners, L.P., a hedge fund, and issued Seaside Partners a $500,000 convertible note which, upon approval by the stockholders of an increase in the number of authorized shares of common stock of the Company, will automatically convert into approximately 1,515,000 shares of Common Stock, subject to certain contingencies having been met. Denis M. O'Donnell, who is a director of the Company, is a member and a manager of Seaside Advisors, L.L.C., a firm that provides investment management services to Seaside Partners.

      The Company's Board has authorized the placement of an additional $1,000,000 in Convertible Promissory Notes under similar terms and conditions to the Note issued in March 1999. The Board has also authorized management to seek additional sources of funding through private placements of either debt or equity instruments.

     The operation of the Company has been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. The Company has incurred a significant operating loss since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional capital to meet its current operating needs, or to complete pending or contemplated licenses or acquisitions of technologies. If the Company is unable to raise sufficient additional capital, or generate profitable sales revenues, management may be forced to substantially curtail product research and development and other activities and may be forced to cease operations.

      The Company's internally used computer equipment is Year 2000 compliant. The software suites and systems currently sold by Samba Technologies are also Year 2000 compliant. Older installations of the Samba software suite may not be Year 2000 compliant, and Samba has been contracted by some customers to upgrade their systems to Year 2000 compliance. Samba is obligated under maintenance contracts with other customers to insure that their systems are Year 2000 compliant, and Samba believes that the revenue derived from those maintenance contracts is sufficient to cover the cost of bringing the systems into compliance. The Company does not anticipate that it will incur any material costs related to compliance with Year 2000 issues.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not engage in any hedge transactions or hold any derivative financial instruments. As of the end of 1998, the Company was not exposed to any material interest-rate, foreign-currency, commodity-price, equity-price or other type of market or price risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company for the period March 16, 1998 through December 31, 1998, together with the report thereon of Ernst & Young LLP dated March 24, 1999, are filed as part of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Since the beginning of 1996: (i) Ernst & Young LLP, the Company's independent auditor engaged as the principal auditor to audit the Company's financial statements, has neither resigned (or indicated it has declined to stand for re-election after the completion of a current audit) or been dismissed, and (ii) no new independent auditor has been engaged by the Company as either the principal auditor to audit the Company's financial statements, or as an independent auditor to audit a significant subsidiary.


                                 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information required for this item is incorporated by reference to the discussion captioned "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1999 annual meeting of shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required for this item is incorporated by reference to the discussion captioned "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1999 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required for this item is incorporated by reference to the discussion captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 annual meeting of shareholders.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Except as provided below, the information required for this item is incorporated by reference to each of the discussions captioned "Interest of Officers, Directors and Principal Shareholders in Approval of this Proposal" under Proposals No. 2, No. 4, and No. 5 in the Company's Proxy Statement for the 1999 annual meeting of shareholders.

     Immediately prior to the acquisition of InPath, the Company issued shares of Common Stock to Alexander M. Milley and Robert C. Shaw in settlement of amounts owed to them under employment agreements between them and the Company. The employment agreements became effective in November 1989 and expired in November 1992, and provided for annual compensation of $20,000 to Mr. Milley for his service as the Company's Secretary and Chairman of the Board, and $50,000 to Mr. Shaw for his service as the Company's President and Treasurer. Mr. Milley and Mr. Shaw served in these positions until the date of the InPath acquisition and both are currently directors of the Company. On December 4, 1998, the Company entered into the Claims Settlement Agreement, under which Mr. Milley was issued 210,000 shares of Common Stock in settlement of $63,000 owed to him under his employment agreement, and Mr. Shaw was issued 463,333 shares of Common Stock in settlement of $139,000 owed to him under his employment agreement.

     Until the Company's acquisition of InPath on December 4, 1998, the Company rented office space in Orlando, Florida from MMI. Rent and administrative support expenses were approximately $120,000 in each of the years ended December 3,1 1998, 1997 and 1996. MMI's President, Chairman of the Board and majority shareholder is Mr. Milley, who is currently a director of the Company and until the InPath acquisition was Chairman of the Board and Secretary of the Company. In addition, certain of the other officers of MMI are persons who were officers of the Company prior to the Company's acquisition of InPath.

      On September 1, 1998, InPath issued a Promissory Note in the amount of $175,000 to Peter P. Gombrich, Chairman and CEO of the Company. The note was issued in exchange for $175,000 in cash advanced to InPath by Mr. Gombrich used to fund current operating expenses. Interest on the Note, which matures on September 1, 2003, is payable on each anniversary date at the rate of 8% per annum.

      On August 28, 1998, InPath issued a Promissory Note in the amount of $75,000 to Holleb & Coff, its outside legal counsel. The Note was issued in lieu of a cash payment for legal services rendered to InPath. The Note is payable on demand and interest is payable monthly at the rate of 12% per annum. Theodore L. Koenig, who beneficially owns more than 5% of the Common Stock, is a partners at Holleb & Coff.

     On March 1, 1999, the Company entered into a Note Purchase Agreement with Seaside Partners, under which Seaside Partners paid the Company $500,000 in cash in exchange for a convertible note issued by the Company. Denis M. O'Donnell, who is a director and a nominee for director of the Company, is a member and a manager of Seaside Advisors, L.L.C., a firm which provides investment management services to Seaside Partners. The note issued to Seaside Partners bears interest at the rate of 6% per annum and becomes due on January 28, 2000 unless extended by the Company to June 30, 2000. The terms of the note provide that the principal amount of the note as well as any interest earned on the principal will automatically convert into shares of Common Stock when the Company's shareholders have approved an increase in the number of authorized shares of Common Stock, the Company has merged into Ampersand, and the Company has received at least $5 million from any debt or equity offerings, excluding the $1,500,000 currently authorized by the Board of the Company to be raised through debt or equity offerings. Seaside Partners has the option of converting the note into shares of Common Stock at any time after a sufficient number of shares Common Stock have been authorized for issuance.

The conversion price of the note is $0.33 per share, subject to being lowered based on certain circumstances related to the pricing of future debt or equity offerings, but in no event lowered below $0.20 per share.

                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 10-K

DOCUMENTS FILED AS PART OF REPORT

1.  Financial Statements
                                                               Page
Index to Financial Statements                                  Number
-----------------------------                                  ------
Report of Independent Auditors . . . . . . . . . . . . . . .   F-1
Consolidated Balance Sheet at December 31, 1998. . . . . . .   F-2
Consolidated Statement of Operations for the period
March 16, 1998 through December 31, 1998 . . . . . . . . . .   F-3
Consolidated Statement of Stockholders' Equity for the period
March 16, 1998 through December 31, 1998 . . . . . . . . . .   F-4
Consolidated Statement of Cash Flows for the period
March 16, 1998 through December 31, 1998 . . . . . . . . . .   F-5
Notes to Consolidated Financial Statements . . . . . . . . .   F-6 to F-11

2.  FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.


3.  Exhibits

Exhibit
Number      Description
-------     -----------

2.1         Bell National Corporation Plan of Reorganization (Annex I).
(Incorporated herein by reference to Item 1 of the Company's Annual Report on Form 10-K for the period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987.)

3.1 Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

3.2 Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)

4.1 Note Purchase Agreement, dated March 1, 1999, between the Company and Seaside Partners, L.P.

4.2 6% Convertible Subordinated Note Due 2000, executed by the Company on March 1, 1999, pursuant to the Note Purchase Agreement dated March 1, 1999.

4.3 Form of Common Stock Purchase Warrant, as executed by the Company on December 4, 1998 with respect to each of Mr. Gombrich, Theodore
L. Koenig, William J. Ritger, Fred H. Pearson, Walter Herbst, AccuMed International, Inc., Northlea Partners Ltd., and Monroe Investments, Inc. (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

Exhibit
Number      Description
-------     -----------

4.4 Stockholders Agreement dated December 4, 1998 among the Company, Winchester National, Inc., the InPath Members, and Mr. Milley, Mr. Shaw, Cadmus, and MMI (collectively, the "Claimants"). (Incorporated herein by reference to Exhibit 2 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

10.1 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)

10.2 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)

10.3 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Roy D. Rafalco. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990.)

10.4 SAR Agreement Extension dated November 15, 1995 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.5 SAR Agreement Extension dated November 15, 1995 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.6 Employment Agreement dated May 1, 1998 between Mr. Gombrich and InPath, LLC, as amended on December 4, 1998.

10.7 Patent and Technology License Agreement, dated September 4, 1998, between InPath and AccuMed International, Inc.

10.8 Stock and Membership Interest Exchange Agreement dated December 4, 1998 among the Company, InPath, and the InPath Members. (Incorporated herein by reference to Exhibit 1 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

10.9 Claims Settlement Agreement dated December 4, 1998 among the Company, the Claimants, and Liberty Associates Limited Partnership. (Incorporated herein by reference to Exhibit 4 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

21.1        Subsidiaries of the Company.

27          Financial data schedule.

REPORTS ON FORM 8-K

      On December 18, 1998, the Company filed a Form 8-K to report the change of control of the Company and the Company's acquisition of InPath occurring on December 4, 1998 in connection with Company's entry into the Stock and Membership Interest Exchange Agreement, Claims Settlement Agreement and Stockholders Agreement. The financial statements and pro forma financial information required for this Form 8-K were filed in an Amendment to Form 8-K filed on February 16, 1999.

     On January 19, 1999, the Company filed a Form 8-K to report the acquisition of the Samba department of Unilog Regions SA by the Company's Samba Technologies subsidiary. The financial statements and pro forma financial information required for this Form 8-K were filed in an Amendment to Form 8-K on March 22, 1999.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BELL NATIONAL CORPORATION

Date:  March 31, 1999   BY:   /s/ Peter P. Gombrich
                              ------------------------------
                              Peter P. Gombrich
                              Chairman of the Board,
                              Chief Executive Officer and
                              Secretary


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
---------                     -----                         -----


/s/ Peter P. Gombrich         Director, Chairman of the     March 31, 1998
-----------------------       Board, Chief Executive
Peter P. Gombrich             Officer and Secretary
                              (Principal Executive Officer)


/s/ Alexander M. Milley       Director                      March 31, 1999
-----------------------
Alexander M. Milley


/s/ Thomas R. Druggish        Director                      March 30, 1999
-----------------------
Thomas R. Druggish


/s/ Denis M. O'Donnell        Director                      March 31, 1999
-----------------------
Denis M. O'Donnell


/s/ Leonard R. Prange         President and Chief           March 31, 1999
------------------------      Financial Officer
Leonard R. Prange             (Principal Financial
                              Officer and Accounting Officer)


/s/ Robert C. Shaw            Director                      March 29, 1999
------------------------
Robert C. Shaw

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Bell National Corporation and Subsidiaries

     We have audited the accompanying Balance Sheet of Bell National Corporation (a development-state company) as of December 31, 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the period from March 16, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell National Corporation and Subsidiaries as of December 31, 1998 and the results of its operations and its cash flows for the period from March 16, 1998
(inception) through December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a substantial net loss from operations and has limited financial resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in
Note 1. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.



                                    /s/ Ernst & Young LLP
                                    ---------------------


Chicago, Illinois
March 24, 1999

                BELL NATIONAL CORPORATION AND SUBSIDIARIES
                       (A DEVELOPMENT-STAGE COMPANY)

                        CONSOLIDATED BALANCE SHEET

                             DECEMBER 31, 1998
                          (Dollars in thousands)



                                                              Balance
                                                             ----------
ASSETS
  Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . .       $   700
    Prepaid expenses . . . . . . . . . . . . . . . . . .            35
                                                               -------

       Total current assets. . . . . . . . . . . . . . .           735

  Fixed assets, net. . . . . . . . . . . . . . . . . . .            88

  Other assets:
    License, patents, and technology, net. . . . . . . .           746
    Acquisition escrow . . . . . . . . . . . . . . . . .           100
    Other. . . . . . . . . . . . . . . . . . . . . . . .            30
                                                               -------

       Total assets. . . . . . . . . . . . . . . . . . .       $ 1,699
                                                               =======


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . .       $   588
    Accrued expenses . . . . . . . . . . . . . . . . . .           152
    Current maturities of notes payable -- related
      party. . . . . . . . . . . . . . . . . . . . . . .            75
                                                               -------

       Total current liabilities . . . . . . . . . . . .           815

  Notes payable--related party, less current
    maturities . . . . . . . . . . . . . . . . . . . . .           156

  Stockholders' equity:
    Common Stock, no par value; authorized issued
      and outstanding 12,000,000 shares. . . . . . . . .         1,517
    Deficit accumulated in the development stage . . . .          (789)
                                                               -------

       Total stockholders' equity. . . . . . . . . . . .           728
                                                               -------

       Total liabilities and stockholders' equity. . . .       $ 1,699
                                                               =======











                The accompanying notes are an integral part of these consolidated financial statements.

                BELL NATIONAL CORPORATION AND SUBSIDIARIES
                       (A DEVELOPMENT-STAGE COMPANY)

                   CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD MARCH 16, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998
             (Dollars in thousands, except per-share amounts)



                                                             Balance
                                                            ----------

Net sales. . . . . . . . . . . . . . . . . . . . . . . .    $    --

Cost and expenses
  Cost of goods sold . . . . . . . . . . . . . . . . . .         --
  Research and development . . . . . . . . . . . . . . .           181
  Selling, general, and administrative expenses. . . . .           602
                                                            ----------

                                                                   783
                                                            ----------

Operating loss . . . . . . . . . . . . . . . . . . . . .          (783)

Other income (expense)
  Interest (expense) -- related party. . . . . . . . . .            (8)
  Other, net . . . . . . . . . . . . . . . . . . . . . .             2
                                                            ----------
                                                                    (6)
                                                            ----------

Loss before income taxes . . . . . . . . . . . . . . . .          (789)

Income taxes . . . . . . . . . . . . . . . . . . . . . .         --
                                                            ----------

Net loss . . . . . . . . . . . . . . . . . . . . . . . .    $     (789)
                                                            ==========

Basic and fully diluted net loss per common share. . . .    $    (0.07)
                                                            ==========

Weighted average number of common share outstanding. . .    12,000,000
                                                            ==========





















                The accompanying notes are an integral part of these consolidated financial statements.

                BELL NATIONAL CORPORATION AND SUBSIDIARIES
                       (A DEVELOPMENT-STAGE COMPANY)

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          (Dollars in thousands)




                                                              Total
                                  Common     Accumulated   Stockholders'
                                  Stock        Deficit        Equity
                                  -------    -----------   -------------

March 16, 1998 (inception) . .    $  --          $ --            $  --

Equity of accounting
 acquiree. . . . . . . . . . .       881           --               881

Contribution of asset
 in exchange for equity. . . .       245           --               245

Sale of equity . . . . . . . .       391           --               391


Net loss . . . . . . . . . . .                     (789)           (789)
                                 -------        -------         -------

Balances, December 31, 1998. .   $ 1,517        $  (789)        $   728
                                 =======        =======         =======




































                The accompanying notes are an integral part of these consolidated financial statements.

                BELL NATIONAL CORPORATION AND SUBSIDIARIES
                       (A DEVELOPMENT-STAGE COMPANY)

                   CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD MARCH 16, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998
                          (Dollars in thousands)



Operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .      $   (789)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization. . . . . . . . . . . .            36
    Changes in assets and liabilities:
      Deposits and other assets. . . . . . . . . . . . .          (158)
      Accounts payable . . . . . . . . . . . . . . . . .           588
      Accrued expenses . . . . . . . . . . . . . . . . .            59
                                                               -------

Net cash used in operating activities. . . . . . . . . .          (264)

Cash used in investing activities:
  License, patents, and technology . . . . . . . . . . .          (501)
  Purchase of fixed assets . . . . . . . . . . . . . . .          (100)
                                                               -------

Net cash used in investing activities. . . . . . . . . .          (601)

Cash flows from financing activities:
  Proceeds from notes payable. . . . . . . . . . . . . .           250
  Payment of notes payable . . . . . . . . . . . . . . .           (19)
  Proceeds from sale of equity . . . . . . . . . . . . .           391
  Net cash acquired. . . . . . . . . . . . . . . . . . .           943
                                                               -------

Net cash provided by financing activities. . . . . . . .         1,565
                                                               -------

Net increase in cash and cash equivalents. . . . . . . .           700
Cash and cash equivalents at beginning of period . . . .         --
                                                               -------

Cash and cash equivalents at end of period . . . . . . .       $   700
                                                               =======

  Supplemental disclosure of cash-flow
   information:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . .        $  --
    Income taxes . . . . . . . . . . . . . . . . . . . .        $  --
                                                                ======










                The accompanying notes are an integral part of these consolidated financial statements.

                         BELL NATIONAL CORPORATION

                Notes To Consolidated Financial Statements
                             December 31, 1998

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

On June 15, 1990, Bell National purchased 100% of the Common Stock of Payne Fabrics, Inc., a designer and distributor of decorative drapery and upholstery fabrics, for a purchase price of $6,493,000 and the issuance of stock appreciation rights. On August 4, 1997 Payne Fabrics, Inc. sold substantially all of its assets and most of its liabilities related to the business of designing and distributing decorative drapery and upholstery fabrics to Westgate Fabrics, Inc. ("Westgate"), an unaffiliated third party (the "Asset Sale"). The Asset Sale included the transfer to the buyer of the use and rights to the Payne Fabrics name, accordingly, Payne Fabrics, Inc., changed its name to PFI National Corporation ("PFI"). The Asset Sale left PFI without any substantial assets and on August 4, 1997 all operations were ceased. Bell National's other wholly-owned subsidiaries, Bell Savings and Pacific Coast Holdings Insurance Company, had no significant assets or liabilities. After the Asset Sale and before December 1998, the Company had no business operations and its only activities were administrative.

On December 4, 1998, the Company acquired InPath, LLC, a development-stage company engaged in the design and development of medical instruments and related tests. In the acquisition, Bell issued 4,288,790 shares of Common Stock and warrants with an exercise price of $.001 per share to purchase 3,175,850 shares of Common Stock to the members of InPath in exchange for their units of membership interest in InPath and the senior executives of InPath assumed management control of the Company. The warrants were issued with the right to convert subject to approval by stockholders' of an increase in the authorized Common Stock of the Company. In conjunction with the acquisition, certain stockholders of the Company, comprising holders of more than 50% of the currently outstanding Common Stock of the Company, agreed to vote their shares in favor of the proposal to increase the number of authorized shares of Common Stock of the Company, to elect a slate of directors recommended by former InPath members and original Company stockholders, and to appoint former InPath executive officers to executive officer positions of the Company. After the transaction, the former members of InPath held approximately 36% of the Common Stock then outstanding, and will hold approximately 50% of the Common Stock outstanding after conversion of all warrants issued in the transaction.

Also on December 4, 1998, pursuant to a Claims Settlement Agreement of the same date, the Company issued shares of Common Stock to each of two individuals and two corporations in settlement of debts that the Company owed them. In the transaction, the Company issued: 210,000 shares of Common Stock to Alexander M. Milley to settle a debt of $63,000 owed to him for his services as Chairman of the Board and Secretary of the Company under an Employment Agreement dated November 20, 1989; 463,333 shares of Common Stock to Robert C. Shaw to settle a debt of $139,000 owed to him for his services as President and Treasurer of the Company under an Employment Agreement dated November 20, 1989; 600,000 shares of Common Stock to Cadmus Corporation ("Cadmus") to settle a debt of $180,000 owed to it for management services provided to the Company; and 503,333 shares of Common Stock to MMI to settle a debt of $151,000 owed to it as rent for office space and as payment for management services provided to the Company.

Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition has been accounted for as a reverse acquisition whereby InPath is deemed to have acquired the Company. However, the Company is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes. Because the Company was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition has been recorded as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization and no goodwill or other intangible assets were recorded. Accordingly, the Consolidated Financial Statements presented hereunder only include the operations of InPath from March 16, 1998 (date of inception) and the operations of the Company from December 4, 1998.

The Company has incurred a significant operating loss since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and to develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital. As discussed in Note 10, the Company was recently successful in raising $500,000 to finance its operations. However, there can be no assurance that the Company's efforts to raise additional capital will be successful. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, management may be required to curtail the Company's product development and other activities and may be forced to cease operations.

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

REVENUE RECOGNITION. The Company recognizes revenue upon shipment of product to customers.

CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives. Principal useful lives are as follows:

Furniture and fixtures                    5 years
Laboratory equipment                      5 years
Computer and communications equipment     3 years
Leasehold improvements                    Useful life or life of lease,
                                          whichever is shorter

Normal maintenance and repairs are charged to expense as incurred, significant improvements are capitalized.

LICENSE, PATENTS, AND TECHNOLOGY. License, patents, and purchased technology are recorded at their acquisition cost. During 1998, a portion of a license, valued at $245,000, was contributed to the Company in exchange for an equity stake of equal value. Costs to prepare patent filings are recorded when incurred. Costs related to abandoned or denied patent applications are written off at the time of abandonment or denial. Amortization is begun as of the date of acquisition or upon the grant of the final patent. All costs are amortized over a useful life of ten years.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to operations as incurred. The Company conducts a portion of its research activities under contractual arrangements with scientists, researchers, universities, and other independent third parties.

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

NOTE 3.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                1998
                                                ----
      Furniture and fixtures                    $ 21
      Laboratory equipment                        41
      Computer and communications equipment       25
      Leasehold improvements                      13
                                                ----
                                                 100

      Less accumulated depreciation
        and amortization                         (12)
                                                ----
            Total                               $ 88
                                                ====


NOTE 4.     LICENSE, PATENTS, AND TECHNOLOGY

License, patents, and technology includes the following at December 31:

                                                1998
                                                ----
      License                                   $745
      Patent costs                                25
                                                ----
                                                 770
      Less accumulated amortization              (24)
                                                ----
            Total                               $746
                                                ====

NOTE 5.     ACCRUED EXPENSES

Accrued expenses includes the following at December 31:

                                                1998
                                                ----

      Accrued payroll and related costs          $81
      Accrued professional fees                   43
      Accrued interest -- related party            8
      Other accrued expenses                      20
                                                ----
            Total                               $152
                                                ====

NOTE 6.     NOTES PAYABLE -- RELATED PARTIES

On August 28, 1998, the Company issued a note payable in the amount of $75,000 to its outside legal counsel, Holleb & Coff in payment for legal services. The note is due on demand and interest is payable monthly at the rate of 12% per annum.

On September 1, 1998, the Company issued a note payable in the amount of $175,000 to Mr. Peter P. Gombrich, its Chairman and CEO, in payment for funds advanced to the Company. The note is due September 1, 2003 and interest is payable at each anniversary date at the rate of 8% per annum. The note may be repaid at any time without penalty. Payments in the amount of $19,000 were made during the period to reduce the principal.

The carrying amount of notes payable approximates fair value at December 31, 1998.

NOTE 7.     STOCKHOLDERS' EQUITY

InPath, LLC was incorporated in the State of Delaware on March 16, 1998 as a limited liability company. The company sold membership units in the amount of $391,000 and received a contribution of an asset valued at $245,000 in exchange for membership units with a comparable value. On December 4, 1998, InPath was acquired by the Company in a transaction in which the Company issued 4,288,790 shares of Common Stock and warrants to purchase an additional 3,175,850 shares of Common Stock to the members of InPath in exchange for their units of membership interest in InPath. The warrants were issued because the Company did not have a sufficient amount of authorized Common Stock to complete the transaction. The warrants were issued with the right to convert subject to the approval by the stockholders of an increase in the authorized number of shares of Common Stock. In conjunction with the acquisition, certain stockholders of the Company, comprising holders of more than 50% of the currently outstanding Common Stock of the Company, agreed to vote their shares in favor of the proposal to increase the number of authorized shares of Common Stock of the Company.

As discussed in Note 1, the acquisition has been accounted for as a reverse acquisition whereby InPath is deemed to have acquired the Company. Accordingly, while the number of shares of Common Stock reflects all shares currently outstanding, the amount recorded for Common Stock includes the value of the InPath membership equity of $636,000 and the net equity value of the Company as of December 4, 1998. The Accumulated deficit reflects the operations of InPath from March 16, 1998 through December 3, 1998 and of the consolidated Company from December 4, 1998 through December 31, 1998.

At December 31, 1998, the Company had 450,000 stock appreciation rights (SAR's) outstanding. These SAR's have an exercise price of $0.30 and can be exercised through November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by the Company prior to the exercise date. In lieu of making cash payments, the Company may elect to issue shares of Common Stock on a one share for one SAR basis.

Included in the common shares outstanding are 696,570 shares of Common Stock which have been designated "Class 4-B shares" (Class 4-B shares are without value) pursuant to certain legal proceedings. Class 4-B shares do not have voting rights and are not entitled to any distributions from the Company on liquidation or otherwise.

NOTE 8.     LEASES

The Company leases space for its Chicago, Illinois corporate headquarters and research facilities under an operating type lease expiring in 2003. Total rental expense for the facilities during the period ended
December 31, 1998 was $21,000.

Future minimum annual lease payments under the lease as of December 31, 1998 are:

                        Year              Amount
                        ----              -------
                        1999              $43,476
                        2000              $50,846
                        2001              $52,106
                        2002              $53,554
                        2003              $18,014

NOTE 9.     INCOME TAXES

Significant components of deferred income taxes consist of the following at December 31, 1998:

      Deferred tax assets related to:
        Net operating loss carryforwards        $268,260
        Accrued interest                           2,492
        Depreciation/amortization                  7,748
        Other                                      --
                                                --------
                                                 278,499
            Less valuation allowance             278,499
                                                --------
      Net deferred tax asset                    $  --
                                                ========

Prior to the acquisition on December 4, 1998, the Company had significant net operating loss carryforwards (NOL's). These NOL's are not reflected in the Company's financial statements because the restrictions on the Company's ability to use these NOL's makes it highly unlikely the Company will realize any significant future tax benefit related to the NOL's.

The net operating loss carryforward for the period from March 16, 1998 through December 31, 1998 expires in 2018.

NOTE 10.  SUBSEQUENT EVENTS

On January 4, 1999, the Company's wholly owned French subsidiary, Samba Technologies SARL completed the acquisition of the Samba department of Unilog Regions SA. The Samba department designs, develops and markets software-based products used in automated image cytometry and tele-medicine applications including tele-pathology and tele-radiology. The purchase price was approximately $580,000, of which $100,000 was paid as a deposit on December 15, 1998. At the time of the closing, Samba Technologies entered into employment arrangements with the former Samba department employees and assumed the day-to-day operations. Since the acquisition, Samba has continued to develop and market the full line of Samba products.

In January, the Board of Directors authorized the Company to raise up to $1,500,000 in debt or new equity to provide funding for current operations.

On March 1, 1999, the Company received $500,000 in cash from Seaside Partners, LP in exchange for the issuance of a convertible note due
January 28, 2000 bearing interest at the rate of 6% per annum. The maturity date of the Note may be extended by the Company to June 30, 2000. The Note and any accrued interest due thereon shall be automatically converted by the Company into shares of Common Stock at a conversion price of $0.33 per share. The conversion price may be lowered based on certain circumstances related to the pricing of future debt or equity offerings but may never be lowered below $0.20 per share. The automatic conversion provision of the Note is subject to the Company completing a reverse merger into its wholly owned subsidiary Ampersand Medical Corporation, a Delaware company, and the Company's receipt of at least $5,000,000 from any additional debt or equity offerings, excluding the $1,500,000 currently authorized by the Board. Denis M. O'Donnell, who is a director of the Company, is a member and a manager of Seaside Advisors, L.L.C., a firm that provides investment management services to Seaside Partners.

On March 8, 1999, the Company signed a Letter of Intent with AccuMed International, Inc., to license the technology and intellectual property related to the AcCell Cytopathology System, a series of automated microscopy workstations, and to purchase certain related inventories and manufacturing equipment. The License will provide the Company with the exclusive right to use, manufacture and sell products utilizing the technology and IP in certain market segments and non-exclusive rights in others. The Company deposited $100,000 in earnest money with AccuMed. Closing of the transaction, which must take place within ninety days, is subject to due diligence, the drafting and preparation of the terms and conditions of the License and purchase agreement, and approval of the Boards of Directors of both companies. The final purchase price will be determined based on the quantities and valuation of the physical inventory of instruments and materials.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company is the licensee under a Patent and Technology License between the Company and AccuMed International, Inc., covering certain patent applications and technology related to the Company's subsidiary InPath's "Point of Care" products. In addition to the initial cash payment for the license, the Company is obligated to make royalty payments to AccuMed equal to 7% of all sales of products employing the licensed technology. In order to maintain its exclusive right to the licensed technology, the Company is required to make minimum guaranteed royalty payments to AccuMed amounting to $1,000,000 during the second and third years of the license, $1,500,000 during the third, forth and fifth years of the license, and $2,000,000 in each subsequent year thereafter. The license may not be terminated for five years or until $5,000,000 in minimum royalty payments have been made, whichever is earlier. The Company may elect to terminate its exclusivity under the license upon written notice at which time its obligation to make the minimum required annual royalty payments shall cease. The Company would then be only obligated to make royalty payments based on actual sales of products.

At December 31, 1998, the Company was contractually committed to pay approximately $155,000 to scientists, researchers, universities, and other independent third parties for services to be performed during 1999. These contractual commitments are cancelable by the Company for non-performance.

                               EXHIBIT INDEX


Exhibit
Number      Description
-------     -----------

2.1         Bell National Corporation Plan of Reorganization (Annex I).
(Incorporated herein by reference to Item 1 of the Company's Annual Report on Form 10-K for the period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987.)

3.1 Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

3.2 Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)

4.1 Note Purchase Agreement, dated March 1, 1999, between the Company and Seaside Partners, L.P.

4.2 6% Convertible Subordinated Note Due 2000, executed by the Company on March 1, 1999, pursuant to the Note Purchase Agreement dated March 1, 1999.

4.3 Form of Common Stock Purchase Warrant, as executed by the Company on December 4, 1998 with respect to each of Mr. Gombrich, Theodore
L. Koenig, William J. Ritger, Fred H. Pearson, Walter Herbst, AccuMed International, Inc., Northlea Partners Ltd., and Monroe Investments, Inc. (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

4.4 Stockholders Agreement dated December 4, 1998 among the Company, Winchester National, Inc., the InPath Members, and Mr. Milley, Mr. Shaw, Cadmus, and MMI (collectively, the "Claimants"). (Incorporated herein by reference to Exhibit 2 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

10.1 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)

10.2 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)

10.3 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Roy D. Rafalco. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990.)

10.4 SAR Agreement Extension dated November 15, 1995 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

Exhibit
Number      Description
-------     -----------

10.5 SAR Agreement Extension dated November 15, 1995 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.6 Employment Agreement dated May 1, 1998 between Mr. Gombrich and InPath, LLC, as amended on December 4, 1998.

10.7 Patent and Technology License Agreement, dated September 4, 1998, between InPath and AccuMed International, Inc.

10.8 Stock and Membership Interest Exchange Agreement dated December 4, 1998 among the Company, InPath, and the InPath Members. (Incorporated herein by reference to Exhibit 1 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

10.9 Claims Settlement Agreement dated December 4, 1998 among the Company, the Claimants, and Liberty Associates Limited Partnership. (Incorporated herein by reference to Exhibit 4 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

21.1        Subsidiaries of the Company.

27          Financial data schedule.