Form 10-Q
period 1999-03-31
BELL NATIONAL CORP
filed 1999-05-17
CIK 75439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

      [ X ]   Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1999

                                    or

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


                              Not applicable
           ----------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by the court.  Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practical date.

Common Stock, no par value-----11,982,142 shares as of May 14, 1999

                                   INDEX

                BELL NATIONAL CORPORATION AND SUBSIDIARIES


Part I.     Financial Information

      Item 1.     Financial Statements (Unaudited)
                  Consolidated balance sheets --- March 31, 1999 and December 31, 1998

                  Consolidated statement of operations ---
                  Three months ended March 31, 1999 and for the period March 16, 1998 (Inception) through March 31, 1998

                  Consolidated statements of cash flows ---
                  Three months ended March 31, 1999 and for the period March 16, 1998 (Inception) through March 31, 1998

                  Notes to consolidated financial statements ---
                  March 31, 1999


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


      Item 3.     Quantitative and Qualitative Disclosure of Market Risk



Part II.    Other Information

      Item 6.     Exhibits and Reports on Form 8-K

PART I.     FINANCIAL INFORMATION

                BELL NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheet
                          (Dollars in Thousands)



                                  ASSETS
                                  ------

                                           (Unaudited)
                                            MARCH 31,        DECEMBER 31,
                                              1999              1998
                                          -------------      -----------
Current Assets:
  Cash and cash equivalents. . . . . .         $     95         $    700
  Accounts receivable. . . . . . . . .              143            --
  Inventories. . . . . . . . . . . . .               67            --
  Prepaid expenses . . . . . . . . . .              133               35
                                               --------         --------
        Total current assets . . . . .              438              735

Fixed assets, net. . . . . . . . . . .              123               88

Other assets:
  License, patents, and technology,
    net. . . . . . . . . . . . . . . .            1,229              746
  Acquisition escrow . . . . . . . . .              100              100
  Other. . . . . . . . . . . . . . . .               84               30
                                               --------         --------
        Total assets . . . . . . . . .         $  1,974         $  1,699
                                               ========         ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities:
  Accounts payable . . . . . . . . . .         $    674         $    588
  Customer deposits. . . . . . . . . .              109            --
  Accrued payroll costs. . . . . . . .              119               81
  Accrued expenses . . . . . . . . . .              215               71
  Current maturities of notes
    payable - related party. . . . . .               75               75
  Current maturities of notes
    payable. . . . . . . . . . . . . .              500            --
                                               --------         --------
        Total current liabilities. . .            1,692              815

Notes payable - related party,
  less current maturities. . . . . . .              156              156

Stockholders' equity
  Common stock, no par value;
    authorized, issued and
    outstanding 12,000,000 shares. . .            1,517            1,517
  Accumulated deficit. . . . . . . . .           (1,332)            (789)
  Cumulative translation adjustment. .              (59)           --
                                               --------         --------
        Total stockholders' equity . .              126              728
                                               --------         --------
        Total liabilities and
          stockholders' equity . . . .         $  1,974         $  1,699
                                               ========         ========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

                BELL NATIONAL CORPORATION AND SUBSIDIARIES

             Consolidated Statement of Operations (Unaudited)
             (Dollars in Thousands, Except Per Share Amounts)


                                                           For the Period
                                                           March 16, 1998
                                        Three Months        (Inception)
                                           Ended              Through
                                       March 31, 1999     March 31, 1998
                                       --------------     --------------

Net sales. . . . . . . . . . . . . . .       $    311           $  --

Cost and expenses:
  Cost of goods sold . . . . . . . . .            157              --
  Research and development . . . . . .            225              --
  Selling, general and
    administrative expenses. . . . . .            464                 37
                                             --------           --------
                                                  846                 37
                                             --------           --------
Operating loss . . . . . . . . . . . .           (535)               (37)

Other income (expenses)
  Income (expense) - related party . .             (9)             --
  Other, net . . . . . . . . . . . . .              1              --
                                             --------           --------
                                                   (8)             --
                                             --------           --------
Loss before income taxes . . . . . . .           (543)               (37)

Income taxes . . . . . . . . . . . . .          --                 --
                                             --------           --------

Net loss . . . . . . . . . . . . . . .       $   (543)          $    (37)
                                             ========           ========

Basic and fully diluted net loss
  per common share . . . . . . . . . .       $  (0.05)          $  --
                                             ========           ========

Weighted average number of
  common shares outstanding. . . . . .     12,000,000         12,000,000
                                           ==========         ==========





















              The accompanying notes are an integral part of
                 these consolidated financial statements.

                BELL NATIONAL CORPORATION AND SUBSIDIARIES

             Consolidated Statement of Cash Flows (Unaudited)
                          (Dollars in Thousands)


                                                           For the Period
                                                           March 16, 1998
                                        Three Months        (Inception)
                                           Ended              Through
                                       March 31, 1999     March 31, 1998
                                       --------------     --------------
Operating activities:
  Net loss . . . . . . . . . . . . . .       $   (543)          $    (37)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization. . .             41
    Changes in assets and liabilities:
     Increase in accounts receivable .           (143)
     Increase in inventories . . . . .            (67)
     Increase in prepaid expenses. . .            (98)
    License, patents, and technology .             (9)
    Increase in other assets . . . . .            (54)
    Increase in accounts payable . . .             86
    Increase in customer deposits. . .            109
    Increase in accrued expenses . . .            182
                                             --------           --------

        Net cash used in
          operating activities . . . .           (496)               (37)

Cash used in investing activities:
  Purchase of technology . . . . . . .           (508)
  Purchase of fixed assets . . . . . .            (42)               (10)
                                             --------           --------
        Net cash used in
          investing activities . . . .           (550)               (10)

Cash flows from financing activities:
  Issuance of notes payable. . . . . .            500
  Sale of equity . . . . . . . . . . .                                47
                                             --------           --------
        Net cash provided by
          financing activities . . . .            500                 47
                                             --------           --------
        Net increase in cash and
          cash equivalents . . . . . .           (546)             --

Currency translation adjustment. . . .            (59)             --
Cash and cash equivalents,
  at beginning of period . . . . . . .            700              --
                                             --------           --------

Cash and cash equivalents,
  at end of period . . . . . . . . . .       $     95           $  --
                                             ========           ========

Supplemental disclosure of
 cash flow information:

 Cash paid during the period for:
    Interest . . . . . . . . . . . . .       $  --              $  --
    Income taxes . . . . . . . . . . .       $  --              $  --



              The accompanying notes are an integral part of
                 these consolidated financial statements.

                BELL NATIONAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                        (Unaudited March 31, 1999)


NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Bell National Corporation and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

NOTE B.  OVERVIEW

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

On June 15, 1990, Bell National purchased 100% of the Common Stock of Payne Fabrics, Inc., a designer and distributor of decorative drapery and upholstery fabrics, for a purchase price of $6,493,000 and the issuance of stock appreciation rights. On August 4, 1997 Payne Fabrics, Inc. sold substantially all of its assets and most of its liabilities related to the business of designing and distributing decorative drapery and upholstery fabrics to Westgate Fabrics, Inc. ("Westgate"), an unaffiliated third party (the "Asset Sale"). The Asset Sale included the transfer to the buyer of the use and rights to the Payne Fabrics name, and accordingly, Payne Fabrics, Inc., changed its name to PFI National Corporation ("PFI"). The Asset Sale left PFI without any substantial assets and on August 4, 1997 all operations were ceased. Bell National's other wholly owned subsidiaries, Bell Savings and Pacific Coast Holdings Insurance Company, had no significant assets or liabilities. After the Asset Sale and before December 1998, the Company had no business operations and its only activities were administrative.

On December 4, 1998, the Company acquired InPath, LLC, a development-stage company engaged in the design and development of medical instruments and related tests. In the acquisition, Bell issued 4,288,790 shares of Common Stock and warrants to purchase 3,175,850 shares of Common Stock to the members of InPath in exchange for their units of membership interest in InPath and the senior executives of InPath assumed management control of the Company. The warrants were issued with the right to convert subject to approval by stockholders' of an increase in the authorized Common Stock of the Company. In conjunction with the acquisition, certain stockholders of the Company, comprising holders of more than 50% of the currently outstanding Common Stock of the Company, agreed to vote their shares in favor of the proposal to increase the number of authorized shares of Common Stock of the Company, to elect a slate of directors recommended by former InPath members and original Company stockholders, and to appoint former InPath executive officers to executive officer positions of the Company. After the transaction, the former members of InPath held approximately 36% of the Common Stock then outstanding, and will hold approximately 50% of the Common Stock outstanding after conversion of all warrants issued in the transaction.

Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition has been accounted for as a reverse acquisition whereby InPath is deemed to have acquired the Company. However, the Company is the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes. Because the Company was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition has been recorded as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization, and no goodwill or other intangible assets were recorded. Accordingly, the Consolidated Financial Statements presented hereunder only include the operations of InPath from March 16, 1998 (inception) and the operations of the Company from December 4, 1998.

On January 4, 1999, the Company's wholly owned French subsidiary, Samba Technologies, SARL completed the acquisition of the Samba department of Unilog Regions SA. The Samba department designs, develops and markets software-based products used in automated image cytometry and tele-medicine applications including tele-pathology and tele-radiology. The purchase price of the acquisition was approximately $580,000, of which $100,000 was paid as a deposit on December 15, 1998. At the time of the closing, Samba Technologies entered into employment arrangements with the former Samba department employees and assumed the day-to-day operations. Since the acquisition, Samba has continued to develop and market the full line of Samba products. The operations of Samba Technologies, SARL are included in the consolidated financial statements for the three months ended March 31, 1999.

The Company has incurred a significant operating loss since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital. The Company was recently successful in raising $500,000 to finance its operations: however, there can be no assurance that the Company's efforts to raise additional capital will be successful. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, management may be required to curtail the Company's product development and other activities and may be forced to cease operations.

NOTE C.  NOTES PAYABLE

In January, the Board of Directors authorized the Company to raise up to $1,500,000 in debt or new equity to provide funding for current operations. On March 1, 1999 the Company received $500,000 in cash from Seaside Partners, LP in exchange for the issuance of a convertible note due
January 28, 2000 bearing interest at the rate of 6% per annum. The maturity date of the note may be extended by the Company to June 30, 2000. The note and any accrued interest due thereon shall be automatically converted into shares of Common Stock at a conversion price of $0.33 per share when the Company completes a reverse merger into its wholly owned subsidiary Ampersand Medical Corporation, a Delaware company, and receives at least $5,000,000 from any additional debt or equity offerings, excluding the $1,500,000 currently authorized by the Board. The conversion price may be lowered based on certain circumstances related to the pricing of future debt or equity offerings but may never be lowered below $0.20 per share. Denis M. O'Donnell, who is a director of the Company, is a member and manager of Seaside Advisors, L.L.C., a firm that provides investment management services to Seaside Partners.

NOTE D.  ACQUISITION ESCROW

On March 8, 1999 the Company signed a Letter of Intent with AccuMed International, Inc., to license the technology and intellectual property related to the AcCell Cytopathology System, a series of automated microscopy workstations, and to purchase certain related inventories and manufacturing equipment. The License will provide the Company with the exclusive right to use, manufacture and sell products utilizing the technology and intellectual property in certain market segments and non-exclusive rights in others. The Company deposited $100,000 in earnest money with AccuMed. Closing of the transaction, which must take place within ninety days, is subject to due diligence, the drafting and preparation of the terms and conditions of the License and purchase agreement, and approval of the Boards of Directors of both companies. The final purchase price will be determined based on the quantities and valuation of the physical inventory of instruments and materials.

NOTE E.  SUBSEQUENT EVENTS

In mid April 1999 the Company received $133,000 in cash from two private investors in exchange for the issuance of convertible notes, in amounts of $100,000 and $33,000, due January 28, 2000 bearing interest at the rate of 6% per annum. The maturity date of the notes may be extended by the Company to June 30, 2000. The notes and any accrued interest due thereon shall be automatically converted into shares of Common Stock at a conversion price of $0.33 per share when the Company completes a reverse merger into its wholly owned subsidiary Ampersand Medical Corporation, a Delaware company, and receives at least $5,000,000 from any additional debt or equity offerings, excluding the $1,500,000 currently authorized by the Board. The conversion price may be lowered based on certain circumstances related to the pricing of future debt or equity offerings but may never be lowered below $0.20 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Revenues and expenses. See Note B to the Consolidated Financial Statements at March 31, 1999 for background and historical information on the Company. The Company had minimal operations during the first quarter of 1998. The company is primarily engaged in the design and development of new products.

With the exception of the products and services marketed by the Company's wholly owned subsidiary, Samba Technologies, SARL, all other products have not as yet been introduced to the market for sale. The Company's revenue for the Quarter ended March 31, 1999, amounting to $311,000, was derived entirely from the sale of Samba products.

Cost of sales, amounting to $157,000 was related entirely to the products and services sold by Samba during the 1999 period.

Research and development expenses were $225,000 for the 1999 period. The costs represent contracted development and consulting services, manufacturing design services, contract research, and in-house development personnel, laboratory expense, and research administration. The Company incurred no research and development costs from its inception through March 31, 1998.

Selling, general, and administrative expenses were $464,000, consisting primarily of administrative and sales salaries, legal and professional fees related to the Company's recent merger, public filings, pending equity financings, and acquisitions. The selling, general, and administrative expenses for the period from inception through March 31, 1998 were $37,000 and consist primarily of legal costs related to start-up, travel related to acquisitions, and contributions to professional organizations representing individuals in healthcare fields where the Company's products might be marketed.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for research and development expenses of its InPath products and to fund the acquisition of other companies or technologies related to its product strategy.

During the three months ended March 31, 1999, the Company had negative cash flow of approximately $546,000. Of this amount, approximately $479,000 was used to make the final payment on the purchase of the Samba department of Unilog Regions SA on January 4, 1999. Samba Technologies, SARL, the wholly owned subsidiary of the Company, assumed the operations of the Samba department from that day forward and has been approximately cash-flow neutral during the quarter.

In March 1999, the Company signed a Letter of Intent with AccuMed International, Inc. to license technology related to the AcCell Cytopathology System. In addition the Company agreed to purchase certain inventories and related manufacturing equipment. The Company has deposited $100,000 in escrow with AccuMed to bind the agreement, the close of which is subject to completion of due diligence and final contract documents by June 7, 1999.

In March 1999, the Company received $500,000 in cash from Seaside Partners, L.P., a hedge fund, and issued Seaside Partners a $500,000 convertible note which, upon approval by the stockholders of an increase in the number of authorized common shares of the Company, will automatically convert into approximately 1,515,000 shares of Common Stock, subject to certain contingencies having been met. Denis M. O'Donnell, who is a director of the Company, is a member and manager of Seaside Advisors, L.L.C., a firm that provides investment management services to Seaside Partners.

In April 1999, the Company received $133,000 in cash from two unrelated private investors and issued to those investors two convertible notes in the amount of $100,000 and $33,000 respectively. The notes bear the same terms and conditions as the Seaside Partners note described above.

The Company's Board has authorized the placement of an additional $877,000 in Convertible Promissory Notes under similar terms and conditions to the Notes issued in March and April 1999. The Board has also authorized management to seek additional sources of funding through private placements of either debt or equity instruments.

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

The Company's internally used computer equipment is Year 2000 compliant. The software suites and systems currently sold by Samba are also Year 2000 compliant. Older installations of the Samba software suite may not be Year 2000 compliant, and Samba has been contracted by some customers to upgrade their systems to Year 2000 compliance. Samba is obligated under maintenance contracts with other customers to insure that their systems are Year 2000 compliant, and Samba believes that the revenue derived from those maintenance contracts is sufficient to cover the cost of bringing the systems into compliance. The Company does not anticipate that it will incur any material costs related to compliance with Year 2000 issues.


     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
         OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements throughout this report are forward looking. These statements are based on the Company's current expectations and involve many risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while others are specific to the Company and the areas of the medical-products industry in which it operates.

The factors below in some cases have affected and could affect the Company's actual results, causing results to differ, possibly materially, from those expressed in this report's forward-looking statements. These factors include: economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; U.S. and international regulatory, trade and tax policies; product development risks, including technological difficulties; ability to enforce patents; and unforeseen foreign regulatory and commercialization factors.

Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive or unavailable. If the value of the U.S. dollar strengthens relative to the currencies of the countries in which the Company markets or intends to market its products, the Company's ability to achieve projected sales and net earnings in such countries could be adversely affected.

The Company believes that its expectations with regard to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, but there can be no assurance that the actual results or performance of the Company will conform to any future results or performance expressed or implied by such forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in any hedge transactions or hold any derivative financial instruments. As of March 31, 1999, the Company was not exposed to any material interest-rate, foreign-currency, commodity-price, equity-price or other type of market or price risk. The Company's wholly owned subsidiary conducts the majority of its operations in Europe using local European currencies and the EURO. The cumulative translation adjustment as of March 31, 1999 was approximately $59,000 and primarily represents currency fluctuation on capital investments and inter-company balances of Samba.

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.  The following exhibit is filed herewith:

      Exhibit
      Number      Description
      --------    -----------

      27          Financial data schedule.


     Reports on Form 8-K.

     On January 19, 1999, the Company filed a Form 8-K to report the acquisition of the Samba department of Unilog Regions SA by the Company's Samba Technologies subsidiary. The financial statements and pro forma financial information required for this Form 8-K were filed in an Amendment to Form 8-K on March 22, 1999.

     On February 16, 1999, the Company filed an Amendment to Form 8-K amending the Form 8-K filed by the Company on December 18, 1998 reporting the change of control of the Company and the Company's acquisition of InPath on December 4, 1998 in connection with the Company's entry into the Stock and Membership Interest Exchange Agreement, Claims Settlement Agreement and Stockholders Agreement. The February 16, 1999 Amendment provided the financial statements and pro forma financial information required for the Form 8-K.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                              BELL NATIONAL CORPORATION


                              /s/ Leonard R. Prange
                              -------------------------------------
                              Leonard R. Prange
                              President and Chief Financial Officer
                              and Principal Accounting Officer



Date:  May 17, 1999

                               EXHIBIT INDEX


Exhibit
Number      Description
-------     -----------

27          Financial data schedule.