Form 10-Q
period 1999-06-30
AMPERSAND MEDICAL CORP
filed 1999-08-16
CIK 75439

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

      ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED JUNE 30, 1999.

                                      OR

      (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD  From_____________ to ______________


                         Commission File Number  0-935


                         AMPERSAND MEDICAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Delaware                                      36-4296006
------------------------------                   --------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                   Identification No.)


900 North Franklin Street, Suite 210, Chicago, IL                60610
-------------------------------------------------             -----------
(Address of Principal Executive Offices)                      (Zip Code)


              Registrant's Telephone Number, Including Area Code:
                                (312) 640-8810

                           Bell National Corporation
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value per share -- 14,537,180 shares as of August 13, 1999

                                     INDEX

                AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES


Part I.     Financial Information

      Item 1.     Financial Statements (Unaudited)

                  Consolidated balance sheets --- June 30, 1999
                  and December 31, 1998

                  Consolidated statement of operations ---
                  Six months ended June 30, 1999 and the period
                  March 16, 1998 (Inception) through June 30, 1998 and three months ended June 30, 1999 and June 30, 1998.

                  Consolidated statements of cash flows ---
                  Six months ended June 30, 1999 And for the period March 16, 1998 (Inception) through June 30, 1998

                  Notes to consolidated financial statements ---
                  June 30, 1999


      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk



Part II.    Other Information


      Item 2.     Changes in Securities and Use of Proceeds


      Item 4.     Submission of Matters to a Vote of Security Holders


      Item 6.     Exhibits and Reports on Form 8-K

PART I.     FINANCIAL INFORMATION

                AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                     (Formerly Bell National Corporation)
                          Consolidated Balance Sheet
               (Dollars in thousands, except per share amounts)

                                    ASSETS
                                    ------
                                              (Unaudited)
                                                Balance           Balance
                                                June 30,        December 31,
                                                  1999             1998
                                             -------------      -----------
Current Assets:
  Cash and cash equivalents. . . . . . . . .      $     60         $    700
  Accounts receivable. . . . . . . . . . . .           191            --
  Inventories. . . . . . . . . . . . . . . .            96            --
  Prepaid expenses . . . . . . . . . . . . .           181               35
                                                  --------         --------
        Total current assets . . . . . . . .           528              735

Fixed assets, net. . . . . . . . . . . . . .           135               88

Other assets:
  License, patents, and technology, net. . .         1,179              746
  Acquisition escrow . . . . . . . . . . . .           100              100
  Other. . . . . . . . . . . . . . . . . . .            47               30
                                                  --------         --------
        Total assets . . . . . . . . . . . .      $  1,989         $  1,699
                                                  ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . .      $    937         $    588
  Customer deposits. . . . . . . . . . . . .            89            --
  Accrued payroll costs. . . . . . . . . . .           130               81
  Accrued expenses . . . . . . . . . . . . .           293               71
  Current maturities of notes payable -
    related party. . . . . . . . . . . . . .           150               75
  Current maturities of notes payable. . . .           895            --
                                                  --------         --------
        Total current liabilities. . . . . .         2,494              815

Notes payable - related party,
  less current maturities. . . . . . . . . .           155              156

Stockholders' equity (deficit)
  Preferred Stock, $0.001 par value;
  Authorized 5,000,000 shares;
    none issued and outstanding
  Common stock, $0.001 par value;
  Authorized 50,000,000 share;
  Issued and outstanding
    14,555,038 shares. . . . . . . . . . . .         1,545            1,517
  Accumulated deficit. . . . . . . . . . . .        (2,127)            (789)
  Accumulated comprehensive income -
    Cumulative translation adjustment. . . .           (78)           --
                                                  --------         --------
        Total stockholders' equity
          (deficit). . . . . . . . . . . . .          (660)             728
                                                  --------         --------
        Total liabilities and stock-
          holders' equity (deficit). . . . .      $  1,989         $  1,699
                                                  ========         ========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                    AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                                         (Formerly Bell National Corporation)
                                   Consolidated Statement of Operations (Unaudited)
                                   (Dollars in thousands, except per share amounts)

                                                            For the Period
                                                            March 16, 1998
                                           Six Months         (Inception)        Three Months         Three Months
                                              Ended            Through              Ended                Ended
                                          June 30, 1999      June 30, 1998      June 30, 1999        June 30, 1998
                                          -------------     --------------      --------------       -------------

Net Sales. . . . . . . . . . . . . .         $      542         $    --             $      231          $    --

Cost and Expenses
  Cost of goods sold . . . . . . . .                311              --                    154               --
  Research and development . . . . .                514                  7                 289                   7
  Selling, general, and
    administrative expenses. . . . .              1,023                 65                 559                  28
                                             ----------         ----------          ----------          ----------
                                                  1,848                 72               1,002                  28
                                             ----------         ----------          ----------          ----------

Operating loss . . . . . . . . . . .             (1,306)               (72)               (771)                (35)

Other income (expense)
  Interest (expense) - related
    party. . . . . . . . . . . . . .                (17)                                    (8)              --
  Interest (expense) . . . . . . . .                (14)                                   (14)
  Other, net . . . . . . . . . . . .                 (1)                                    (2)              --
                                             ----------         ----------          ----------          ----------
                                                    (32)                                   (24)              --
                                             ----------         ----------          ----------          ----------
Loss before income taxes . . . . . .             (1,338)               (72)               (795)                (35)

Income taxes . . . . . . . . . . . .              --                 --                  --                  --
                                             ----------         ----------          ----------          ----------
Net loss . . . . . . . . . . . . . .         $   (1,338)        $      (72)         $     (795)         $      (35)
                                             ==========         ==========          ==========          ==========
Basic and fully diluted net
  loss per common share. . . . . . .         $    (0.11)        $    --             $    (0.06)         $    --
                                             ==========         ==========          ==========          ==========
Weighted average number of
  common share outstanding . . . . .         12,365,000         12,000,000          12,638,750          12,000,000
                                             ==========         ==========          ==========          ==========

                The accompanying notes are an integral part of these consolidated financial statements.

                                    AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                                         (Formerly Bell National Corporation)
                                   Consolidated Statement of Cash Flows (Unaudited)
                                                (Dollars in thousands)
                                                                                                    For the Period
                                                                                                    March 16, 1998
                                                                                  Six Months          (Inception)
                                                                                     Ended              Through
                                                                                 June 30, 1999      June 30, 1998
                                                                                 -------------      --------------
Operating Activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   (1,338)         $      (72)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .                  82
    Changes in assets and liabilities:
      Increase in accounts receivable. . . . . . . . . . . . . . . . . . .                (191)
      Increase in inventories. . . . . . . . . . . . . . . . . . . . . . .                 (96)
      Increase in prepaid expenses . . . . . . . . . . . . . . . . . . . .                (146)
      License, patents, and technology . . . . . . . . . . . . . . . . . .                  (9)                 (5)
      Increase in other assets . . . . . . . . . . . . . . . . . . . . . .                 (21)
      Increase in accounts payable . . . . . . . . . . . . . . . . . . . .                 349
      Increase in customer deposits. . . . . . . . . . . . . . . . . . . .                  89
      Increase in accrued expenses . . . . . . . . . . . . . . . . . . . .                 271
                                                                                    ----------          ----------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . .              (1,010)                (77)

Cash used in investing activities:
  Purchase of technology . . . . . . . . . . . . . . . . . . . . . . . . .                (488)
  Purchase of fixed assets . . . . . . . . . . . . . . . . . . . . . . . .                 (61)                (37)
                                                                                    ----------          ----------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . .                (549)                (37)

Cash flows from financing activities:
  Issuance of notes payable. . . . . . . . . . . . . . . . . . . . . . . .                 970
  Payment of notes payable . . . . . . . . . . . . . . . . . . . . . . . .                  (1)
  Sale of equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  28                 114
                                                                                    ----------          ----------
Net cash provided by financing activities. . . . . . . . . . . . . . . . .                 997                 114
                                                                                    ----------          ----------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .                (562)              --
Currency translation adjustment. . . . . . . . . . . . . . . . . . . . . .                 (78)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .                 700               --
                                                                                    ----------          ----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .          $       60          $    --
                                                                                    ==========          ==========




                                    AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                                         (Formerly Bell National Corporation)
                             Consolidated Statement of Cash Flows (Unaudited) - CONTINUED
                                                (Dollars in thousands)



                                                                                                    For the Period
                                                                                                    March 16, 1998
                                                                                  Six Months          (Inception)
                                                                                     Ended              Through
                                                                                 June 30, 1999      June 30, 1998
                                                                                 -------------      --------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    --             $    --
                                                                                    ==========          ==========

    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    --             $    --
                                                                                    ==========          ==========


























                The accompanying notes are an integral part of these consolidated financial statements.

                AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED JUNE 30, 1999)


NOTE A.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1999.

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

NOTE B.     OVERVIEW

On December 4, 1998, Bell National acquired InPath, LLC, at the time a development-stage company engaged in the design and development of medical instruments and related tests. In the acquisition, Bell National issued 4,288,790 shares of Common Stock and warrants to purchase 3,175,850 shares of Common Stock to the members of InPath in exchange for their units of membership interest in InPath and the senior executives of InPath assumed management control of Bell National. The warrants were issued with the right to convert subject to approval by stockholders' of an increase in the authorized Common Stock of the Company. In conjunction with the acquisition, certain stockholders of the Company, comprising holders of more than 50% of the currently outstanding Common Stock of the Company, agreed to vote their shares in favor of the increase in the number of authorized shares of Common Stock of the Company, to elect a slate of directors recommended by former InPath members and original Company stockholders, and to appoint former InPath executive officers to executive officer positions of the Company. After the transaction and conversion of all warrants issued, the former members of InPath held approximately 50% of the Common Stock then outstanding.

At the Annual Meeting (the "Meeting") held on May 25, 1999, the stockholders ratified the transactions related to the acquisition of InPath, LLC, including the issuance of stock and warrants, and the election of directors. The stockholders also approved the merger of Bell National into Ampersand Medical Corporation (the "Company"), its wholly owned subsidiary organized under the laws of the State of Delaware, in order to change its state of incorporation from California to Delaware and its name from Bell National to Ampersand Medical Corporation. As a result of the merger approval, each outstanding share of Bell National common stock, with the exception of 696,570 shares designated as "Class 4-B shares", which were cancelled pursuant to the merger agreement, was converted into one share of Ampersand Medical Corporation common stock and the separate existence of Bell National ceased. In addition, the 3,175,850 warrants issued in the InPath acquisition transaction were each converted into one share of Ampersand Medical Corporation common stock. At the Meeting, the stockholders also approved the adoption of the Ampersand Certificate of Incorporation authorizing 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

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

Prior to the above transactions, Bell National Corporation ("Bell National") was originally incorporated in California on October 1, 1958. Through 1985, its principal subsidiary was Bell Savings and Loan Association ("Bell Savings"), a state chartered savings and loan association. On July 25, 1985, the Federal Home Loan Bank Board appointed the Federal Savings & Loan Insurance Corporation ("FSLIC") as receiver of Bell Savings. At the same time, the assets of Bell Savings were transferred to a new, unrelated, federally chartered mutual savings and loan association, Bell Federal. The FSLIC's action followed shortly after a determination that Bell Savings had a negative net worth. On August 20, 1985, Bell National filed a voluntary petition under Chapter 11 of the Bankruptcy Code. A plan of reorganization was approved by the Bankruptcy Court, and became effective June 29, 1987.

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

On January 4, 1999, the Company's wholly owned French subsidiary, Samba Technologies, SARL, completed the acquisition of the Samba department of Unilog Regions, SA. The Samba department designs, develops and markets software based products used in automated image cytometry and tele-medicine applications including tele-pathology and tele-radiology. The purchase price of the acquisition was approximately $580,000, of which $100,000 was paid as a deposit on December 15, 1998. At the time of the closing, Samba Technologies entered into employment arrangements with the former Samba department employees and assumed the day to day operations. Since the acquisition, Samba has continued to develop and market the full line of Samba products. The operations of Samba Technologies, SARL are included in the consolidated financial statements for the six months ended June 30, 1999.

The Company has incurred a significant operating loss since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital. The Company was successful in raising approximately $1,000,000 ($500,000 each during the first and second quarters of 1999) to finance its operations, but, there can be no assurance that the Company will succeed in raising additional capital in the future. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, management may be required to curtail the Company's product development and other activities and may be forced to cease operations.

NOTE C.     NOTES PAYABLE

In January, the Board of Directors authorized the Company to raise up to $1,500,000 in debt or new equity to provide funding for current operations. On March 1, 1999 the Company received $500,000 in cash from Seaside Partners, L.P. in exchange for the issuance of a convertible note due January 28, 2000 bearing interest at the rate of 6% per annum (the "Note"). The maturity date of the Note may be extended by the Company to June 30, 2000. The Note and any accrued interest due thereon shall be automatically converted by the Company into shares of Common Stock at a conversion price of $0.33 per share. The conversion price may be lowered based on certain circumstances related to the pricing of future debt or equity offerings but may never be lowered below $0.20 per share. The automatic conversion provision of the Note is subject to the Company's receipt of at least $5,000,000 from any additional debt or equity offerings, excluding the $1,500,000 currently authorized by the Board. Denis M. O'Donnell, who is a director of the Company, is a member and manager of Seaside Advisors, L.L.C., a firm that provides investment management services to Seaside Partners.

During April, May, and June of 1999, the Company received additional cash totaling $470,000 from various investors including $75,000 from an executive officer of the Company. The cash was received in exchange for the issuance of additional Notes with similar terms and conditions.

NOTE D.     ACQUISITION ESCROW

On March 8, 1999 the Company signed a Letter of Intent with AccuMed International, Inc., to license the technology and intellectual property related to the AcCell Cytopathology System, a series of automated microscopy workstations, and to purchase certain related inventories and manufacturing equipment. The license will provide the Company with the exclusive right to use, manufacture and sell products utilizing the technology and IP in certain market segments and non-exclusive rights in others. The Company deposited $100,000 in earnest money with AccuMed. Closing of the transaction is subject to due diligence, the drafting and preparation of the terms and conditions of the license and purchase agreement, and approval of the Boards of Directors of both companies. The final purchase price will be determined based on the quantities and valuation of the physical inventory of instruments and materials.

NOTE E.  STOCKHOLDERS EQUITY

During the first three weeks of June, the Company issued shares of common stock purchased pursuant to warrants exercised by former InPath members. In the aggregate, the Company issued 3,175,850 shares of common stock for the exercised warrants for an aggregate exercise price of $3,175.85.

On June 5, 1999, the Company issued 75,758 shares of common stock to a private investor in exchange for $25,000 in cash.

EQUITY INCENTIVE PLAN:

At the Annual Meeting on May 25, 1999, the stockholders approved the Ampersand Medical Corporation 1999 Equity Incentive Plan. The Plan provides for the grant of qualified and non-qualified stock options, stock appreciation rights, restricted shares, performance units, and performance shares to employees, directors, and independent consultants of the Company with the potential to contribute to the success of the Company or its subsidiaries. General terms of the Plan are as follows:

EXERCISE PRICE. Fair market value based on the average bid and asked prices for a share of the Company's common stock on the Over The Counter Bulletin Board for a specified number of consecutive trading days prior to the grant date.

VESTING PERIOD. Grants may be vested immediately or on varying schedules no exceeding six years from the date of the grant.

SHARES AVAILABLE. The maximum number of shares that may be issued under the 1999 Plan is 2,000,000.

At the Board of Directors Meeting on May 27, 1999, the Board approved the grant of options to purchase 815,000 shares of common stock to various employees, directors, and consultants. The vesting period of the options varies from immediate to six years from grant date and the exercise price of the options is approximately $0.39 per share.

EMPLOYEE STOCK PURCHASE PLAN

At the Annual Meeting on May 25, 1999, the stockholders also approved the Ampersand Medical Corporation 1999 Employee Stock Purchase Plan. The purpose of the Plan is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing stock from the Company on favorable terms and to pay for such purchase through payroll deductions. The Plan provides that employees may purchase shares at 85% of fair market value. The aggregate number of shares available for purchase under the Plan is 200,000. The Plan offering periods begin July 1 and January 1 of each fiscal year. As of June 30, 1999, there was no activity in the Plan.

NOTE F.     SUBSEQUENT EVENTS

In late July 1999 and again in early August 1999 the Company received $50,000 in cash respectively from each of two private investors in exchange for the issuance to each investor of 151,515 shares of common stock. In addition, on July 16, 1999 the Company received $100,000 in cash from a private investor in exchange for the issuance of a promissory note, due upon the receipt by the Company of $5,000,000 in additional debt or equity funding. The note bears interest, payable at each anniversary date, at the rate of 7% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      REVENUES AND EXPENSES. See Note B to the Consolidated Financial Statements at June 30, 1999 for background and historical information on the Company. The Company had minimal operations during the first six months of 1998. The Company is primarily engaged in the design and development of new products to serve the market for cancer screening. With the exception of the products and services marketed by the Company's wholly owned subsidiary, Samba Technologies, SARL, all other products have not as yet been introduced to the market for sale. The Company's revenue for the six months ended June 30, 1999, amounting to $542,000, was derived entirely from the sale of Samba products. Samba product revenues for the three months ended June 30, 1999 were $231,000, a decline of $80,000 from the previous quarter. The decline is the result of contract completions falling unevenly from period to period.

Cost of sales, related entirely to Samba products, for the six-month period ended June 30, 1999 amounted to $311,000. The amount for the three-month period ended June 30, 1999 was $154,000, approximately equal to the prior quarter.

Research and development expenses were $514,000 for the 1999 six-month period. The costs represent contracted development and consulting services, manufacturing design services, contract research, and in-house development personnel, laboratory expense, and research administration. R & D costs for the three-month period ended June 30, 1999 were $289,000, an increase of $64,000 over the prior quarter. The increase in costs represents the commencement of instrument development and the expansion of laboratory research to multiple sites. The Company incurred minimal research and development costs from its inception through June 30, 1998.

Selling, general, and administrative expenses for the 1999 six-month period were $1,023,000, consisting primarily of administrative and sales salaries, legal and professional fees related to the Company's recent merger, public filings, pending equity financing, and acquisitions. SG & A expenses for the three-month period ended June 30, 1999 were $559,000, and increase of $95,000 over the prior quarter. The increase was primarily the result of costs associated with the Company's annual meeting held at the end of May and an addition to the product management staff. The selling, general, and administrative expenses for the period from inception through June 30, 1998 were $65,000 ($28,000 for the three months ended June 30, 1998), and consist primarily of legal costs related to start-up, travel related to acquisitions, and contributions to professional organizations representing individuals in healthcare fields where the Company's products might be marketed.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are research and development expenses for its InPath products, overall day to day operations and administration, and the funding of acquisitions of other companies or technologies related to its product strategy.

During the six months ended June 30, 1999, the Company had negative cash flow of approximately $562,000. Of this amount, approximately $488,000 was used to make the final payment on the purchase of the Samba department of Unilog Regions SA on January 4, 1999. Samba Technologies, SARL, the wholly owned subsidiary of the Company, assumed the operations of the Samba department from that day forward.

In March 1999, the Company signed a Letter of Intent with AccuMed International, Inc. to license technology related to the AcCell Cytopathology System. In addition the Company agreed to purchase certain inventories and related manufacturing equipment. The Company has deposited $100,000 in escrow with AccuMed to bind the agreement, the close of which is subject to completion of due diligence and final contract documents.

In March 1999, the Company received $500,000 in cash from Seaside Partners, L.P., a hedge fund, and issued Seaside Partners a $500,000 convertible note, which will automatically convert into approximately 1,515,000 shares of Common Stock, subject to certain contingencies having been met. Denis
M. O'Donnell, who is a director of the Company, is a member and manager of Seaside Advisors, L.L.C., a firm that provides investment management services to Seaside Partners.

During April, May, and June 1999, the Company received $470,000 in cash from various private investors including $75,000 from an executive officer of the Company, and issued convertible notes to those investors with terms and conditions similar to the Seaside Note.

In late June 1999 the Company sold 75,758 shares of restricted common stock to a private investor for $25,000. In late July and early August the Company sold 303,030 shares of restricted common stock to two private investors, 151,515 shares to each respectively, for a total of $100,000 in cash.

On July 16, 1999 the Company received $100,000 in cash from a private investor in exchange for a promissory note. The note bears interest at the rate of 7% per annum and becomes due upon the receipt by the Company of $5,000,000 in additional debt or equity funding.

The Company's Board has authorized the sale of an additional $405,000 in common stock at per share prices similar to those realized from recent sales. The Board has also authorized management to seek additional sources of funding through private placements of additional equity.

The operation of the Company has been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. The Company has incurred a significant operating loss since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional capital to meet its current operating needs, or to complete pending or contemplated licenses or acquisitions of technologies. If the Company is unable to raise sufficient adequate additional capital, or generate profitable sales revenues, management may be forced to substantially curtail product research and development and other activities and may be forced to cease operations.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The market risk inherent in the Company's financial instruments is the potential loss in fair value arising from adverse changes in interest rates. The Company does not engage in any hedge transactions or use any derivative financial instruments to reduce its exposure to interest rate changes since all of the Company's indebtedness is financed at fixed rates.

At June 30, 1999, the carrying amount of the Company's debt instruments approximated their value. In addition, as of June 30, 1999, the Company was not exposed to any material foreign-currency, commodity-price, equity-price or other type of market or price risk. The Company's wholly owned subsidiary conducts the majority of its operations in Europe using local European currencies and the EURO.

PART II. OTHER INFORMATION

      ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      At the Annual Meeting held on May 25, 1999, the stockholders approved a change in the Certificate of Incorporation authorizing the issuance of up to 50,000,000 shares of Company common stock with a par value per share of $0.001. The issuance of any of the shares of common stock made available through the increase in authorized common stock, other than on a pro rata basis to all stockholders, would reduce the proportionate interest in the Company that each current stockholder of the Company may have. On the other hand, such an issuance could increase the book value per share of common stock, depending on the terms of issuance.

      At the Annual Meeting, the stockholders also approved an additional change in the Certificate of Incorporation authorizing the issuance of up to 5,000,000 shares of "blank-check" preferred stock, with par value per share of $0.001. The preferred stock is issuable by the Board of Directors of the Company from time to time in one or more series having such designation, relative rights, preferences, qualifications, and limitations as the Board may determine. It is not possible to determine the actual effect that the issuance of any series of preferred stock would have on the rights of holders of the Company's Common Stock until the rights of the holders of such series of preferred stock are determined by the Board. However, such effects might include restrictions on dividend payments, dilution of voting power, dilution of equity interests, and restrictions on the distributions of assets in the event of a liquidation or dissolution.

      During the fiscal quarter ended June 30, 1999, the Company sold for cash several notes convertible into shares of the Company's common stock. Each of the notes was sold to an accredited investor, as that term is defined under the Securities Act of 1933 (the "Act"). The notes varied in their principal amounts, but were otherwise identical. Each note was sold pursuant to an identical note purchase agreement. The principal amounts of the notes aggregated to $469,600. The notes bear interest at the rate of 6% per annum and become due on January 28, 2000 unless extended by the Company to June 30, 2000. The notes' terms provide that the principal amount of the note as well as any interest earned on the principal will automatically be converted into shares of common stock by the Company when all of the following events have occurred: (1) the Company's stockholders have approved an increase in the number of authorized shares of common stock; (2) Bell National Corporation has merged into Ampersand Medical Corporation; and (3) the Company has received at least $5 million from any debt or equity offerings, excluding the $1,500,000 currently authorized by the Board of the Company to be raised through debt or equity offerings. The notes provide that the note holder has the option of converting the note into shares of common stock at any time after a sufficient number of shares of common stock have been authorized for issuance. The conversion price of the notes is $0.33 per share, subject to being lowered based on certain circumstances related to the pricing of future debt or equity offerings, but in no event lowered below $0.20 per share. The parties relied on the exemption contained in Section 4(2) of the Act to exempt the notes from registration under the Act. The Company did not engage in any general solicitation or advertising in connection with the sales of the notes, and the purchasers of the notes were given access to the types of information that registration would disclose.

      On June 3, 1999, the Company sold 75,758 shares of common stock to Wayne and Maria Maggio, as joint tenants, at a price of $0.33 per share. The total sale price was $25,000 cash. The parties relied on the exemption contained in Section 4(2) of the Act to exempt the shares from registration under the Act. The Company did not engage in any general solicitation or advertising in connection with the sale, and the Maggios were given access to the types of information that registration would disclose. The Maggios are accredited investors, as defined under the Act.

      During the first three weeks of June 1999, the Company issued shares of common stock purchased pursuant to warrants exercised by the former InPath members. A Schedule 13D filed with the SEC by the InPath members on December 14, 1998 identifies the InPath members, and discloses the number of warrants issued to each, as well as the terms of the warrants' exercise.

In the aggregate, the Company issued 3,175,850 shares of common stock for the exercised warrants, for an aggregate exercise price of $3,175.85. Except for Peter P. Gombrich, who paid the exercise price through an offset against amounts owed to him by the Company, all of the InPath members paid the exercise price of their warrants in cash. The parties relied on
Section 4(2) of the Act to exempt the shares of common stock issued upon exercise of the warrants from registration. Each of the former InPath members is an accredited investor, as defined under the Act, and each of them has had access to the type of information that registration would disclose.

      ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of Shareholders on May 25, 1999. The tabulation of the shareholders vote on each proposal presented for vote was as follows:

         1.  To elect five nominated directors:

            NOMINEE                              IN FAVOR           WITHHELD
            -------                              --------           --------

            Peter P. Gombrich                    6,968,189               0
            John H. Abeles, M.D.                 6,968,189               0
            Denis M. O'Donnell, M.D.             6,967,989             200
            Alexander M. Milley                  6,968,189               0
            Robert C. Shaw                       6,968,189               0


         2. To ratify the transactions contemplated by the Stock and Membership Interest Exchange Agreement (the InPath acquisition) and the Claims Settlement Agreement (the settlement of certain liabilities of the Company in exchange for the issuance of shares of common stock.

  FOR             AGAINST            ABSTAIN            BROKER NON-VOTE
  ---             -------            -------            ---------------
6,952,810         15,379                0                     0

         3. To approve the merger of Bell National into Ampersand Medical Corporation

  FOR             AGAINST            ABSTAIN            BROKER NON-VOTE
  ---             -------            -------            ---------------
6,949,451         17,399               1,339                  0


         4. To approve and adopt the provision of the Ampersand Medical Corporation Certificate of Incorporation authorizing 50,000,000 shares of common stock.

  FOR             AGAINST            ABSTAIN            BROKER NON-VOTE
  ---             -------            -------            ---------------
6,945,471          21,107             1,611                   0


         5. To approve and adopt the provision of the Ampersand Medical Corporation Certificate of Incorporation authorizing 5,000,000 shares of preferred stock.

  FOR             AGAINST            ABSTAIN            BROKER NON-VOTE
  ---             -------            -------            ---------------
6,958,877           8,912              400                    0

         6. To approve the Ampersand Medical Corporation 1999 Equity Incentive Plan.

  FOR             AGAINST            ABSTAIN            BROKER NON-VOTE
  ---             -------            -------            ---------------
6,946,263          21,726              200                    0


         7. To approve the Ampersand Medical Corporation 1999 Employee Stock Purchase Plan.

  FOR             AGAINST            ABSTAIN            BROKER NON-VOTE
  ---             -------            -------            ---------------
6,946,243          21,746              200                    0

         8. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for 1999.

  FOR             AGAINST            ABSTAIN            BROKER NON-VOTE
  ---             -------            -------            ---------------
6,966,989           1,200                0                    0

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            EXHIBITS.    The following exhibit is filed herewith:

               EXHIBIT NUMBER        DESCRIPTION

                  3.1 Certificate of Incorporation of the Company, as amended. (Incorporated herein by reference to Appendix D to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)

                  3.2 By-laws of the Company. (Incorporated herein by reference to Appendix E to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)

                  27                 Financial Data Schedule.


            Reports on Form 8-K

            On May 27, 1999, the Company filed a Form 8-K to report the merger of Bell National Corporation into its wholly owned Delaware subsidiary, Ampersand Medical Corporation on May 26, 1999. The merger was a statutory short-form merger carried out in order to change Bell
National's state of incorporation from California to Delaware and to change its name to "Ampersand Medical Corporation".

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AMPERSAND MEDICAL CORPORATION



                               By:   /s/ Leonard R. Prange
                                     -------------------------------
                                     Leonard R. Prange
                                     President and Chief Financial
                                     Officer and Principal
                                     Accounting Officer




Date:  August 16, 1999

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

  3.1 Certificate of Incorporation of the Company, as amended. (Incorporated herein by reference to Appendix D to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)

  3.2 By-laws of the Company. (Incorporated herein by reference to Appendix E to the Bell National Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)

  27        Financial Data Schedule.