Form 10-Q
period 1999-09-30
AMPERSAND MEDICAL CORP
filed 1999-11-15
CIK 75439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE PERIOD ENDED SEPTEMBER 30, 1999.

                                    OR

      (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD  From_____________ to ______________


                       Commission File Number  0-935


                       AMPERSAND MEDICAL CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


       Delaware                                     36-4296006
------------------------------                  --------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)


414 North Orleans Street, Suite 305, Chicago, IL              60610
------------------------------------------------           -----------
(Address of Principal Executive Offices)                    (Zip Code)


            Registrant's Telephone Number, Including Area Code:
                              (312) 222-9550


                   900 North Franklin Street, Suite 210
                           Chicago, IL  60610
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

Common Stock, $0.001 par value per share-----17,326,922 shares as of November 12, 1999

                                   INDEX

              AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Consolidated balance sheets --- September 30, 1999 and December 31, 1998

                  Consolidated statement of operations ---
                  Nine months ended September 30, 1999 and the period March 16, 1998 (Inception) through September 30, 1998 and three months ended September 30, 1999 and September 30, 1998.

                  Consolidated statements of cash flows ---
                  Nine months ended September 30, 1999 and for the period March 16, 1998 (Inception) through September 30, 1998

                  Notes to consolidated financial statements ---
                  September 30, 1999

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosure of
                  Market Risk

Part II.    Other Information

      Item 1.     Legal Proceedings

      Item 2.     Changes in Securities and Use of Proceeds

      Item 3.     Defaults on Senior Securities

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

PART I.     FINANCIAL INFORMATION

              AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                   (Formerly Bell National Corporation)
                        Consolidated Balance Sheet
             (Dollars in thousands, except per share amounts)

                                  ASSETS
                                  ------
                                            (Unaudited)
                                              Balance          Balance
                                           September 30,     December 31,
                                                1999            1998
                                           -------------     -----------
Current Assets:
  Cash and cash equivalents. . . . . . . .       $     5         $   700
  Accounts receivable. . . . . . . . . . .           296           --
  Inventories. . . . . . . . . . . . . . .            57           --
  Prepaid expenses . . . . . . . . . . . .           158              35
                                                 -------         -------
          Total current assets . . . . . .           516             735

  Fixed assets, net. . . . . . . . . . . .           182              88

Other assets:
  License, patents, and technology, net. .         1,173             746
  Capitalized software . . . . . . . . . .           110           --
  Acquisition escrow . . . . . . . . . . .         --                100
  Other. . . . . . . . . . . . . . . . . .            46              30
                                                 -------         -------
          Total assets . . . . . . . . . .       $ 2,027         $ 1,699
                                                 =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable . . . . . . . . . . .       $ 1,243         $   588
    Customer deposits. . . . . . . . . . .            50           --
    Accrued payroll costs. . . . . . . . .           250              81
    Accrued expenses . . . . . . . . . . .           302              71
    Current maturities of notes payable -
      related party. . . . . . . . . . . .            75           --
    Current maturities of notes payable. .         1,045              75
                                                 -------         -------
          Total current liabilities. . . .         2,965             815

Notes payable - related party,
  less current maturities. . . . . . . . .           146             156

Stockholders' equity (deficit)
  Preferred Stock, $0.001 par value
  Authorized 5,000,000 shares;
    none issued and outstanding
  Common stock, $0.001 par value;
  Authorized 50,000,000 shares;
    Issued and outstanding 15,420,164
    shares . . . . . . . . . . . . . . . .         1,916           1,517
  Accumulated deficit. . . . . . . . . . .        (2,936)           (789)
  Accumulated comprehensive income -
    Cumulative translation adjustment. . .           (64)          --
                                                 -------         -------
          Total stockholders' equity (deficit)    (1,084)            728
                                                 -------         -------

          Total liabilities and Stockholders'
            equity (deficit) . . . . . . .       $ 2,027         $ 1,699
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

                                                            For the Period
                                                            March 16, 1998
                                          Nine Months         (Inception)       Three Months       Three Months
                                              Ended             Through            Ended              Ended
                                          September 30,      September 30,      September 30,     September 30,
                                              1999               1998              1999               1998
                                          -------------     --------------      -------------     -------------

Net Sales. . . . . . . . . . . . . .          $     912        $     --             $     370       $     --

Cost and Expenses
  Cost of goods sold . . . . . . . .                600              --                   289             --
  Research and development . . . . .                865                 31                351                34
  Selling, general, and administrative
    expenses . . . . . . . . . . . .              1,422                267                399               239
                                             ----------         ----------         ----------        ----------
                                                  2,887                298              1,039               263
                                             ----------         ----------         ----------        ----------
Operating loss . . . . . . . . . . .             (1,975)              (298)              (669)             (263)

Other income (expense)
  Interest (expense) - related party                (12)             --                     5             --
  Interest (expense) . . . . . . . .                (37)             --                   (23)            --
  Other, net . . . . . . . . . . . .               (123)             --                  (122)            --
                                             ----------         ----------         ----------        ----------
                                                   (172)             --                  (140)            --
                                             ----------         ----------         ----------        ----------
Loss before income taxes . . . . . .             (2,147)              (298)              (809)             (263)

Income taxes . . . . . . . . . . . .              --                 --                 --                --
                                             ----------         ----------         ----------        ----------
Net loss . . . . . . . . . . . . . .         $   (2,147)        $     (298)        $     (809)       $     (263)
                                             ==========         ==========         ==========        ==========
Basic and fully diluted net loss
  per common share . . . . . . . . .         $    (0.16)        $    (0.02)        $    (0.05)       $    (0.02)
                                             ==========         ==========         ==========        ==========
Weighted average number of
  common share outstanding . . . . .         13,091,814         12,000,000         14,729,534        12,000,000
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

                                                                                            For the Period
                                                                                            March 16, 1998
                                                                        Nine Months           (Inception)
                                                                            Ended               Through
                                                                        September 30,        September 30,
                                                                            1999                 1998
                                                                        -------------       --------------
Operating Activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  (2,147)                (298)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . .                126                --
    Changes in assets and liabilities:
      Increase in accounts receivable. . . . . . . . . . . . . . .               (296)               --
      Increase in inventories. . . . . . . . . . . . . . . . . . .                (57)                --
      Increase in prepaid expenses . . . . . . . . . . . . . . . .               (123)                  (3)
      License, Patents, and technology . . . . . . . . . . . . . .                (20)                  (5)
      Decrease in other assets . . . . . . . . . . . . . . . . . .                 84                --
      Increase in accounts payable . . . . . . . . . . . . . . . .                655                  447
      Increase in customer deposits. . . . . . . . . . . . . . . .                 50                --
      Increase in accrued expenses . . . . . . . . . . . . . . . .                400                    2
                                                                             --------             --------
Net cash used in operating activities. . . . . . . . . . . . . . .             (1,328)                 143

Cash used in investing activities:
  Purchase of technology . . . . . . . . . . . . . . . . . . . . .               (504)                (745)
  Capitalized software . . . . . . . . . . . . . . . . . . . . . .               (110)               --
  Net loss on disposal of fixed assets . . . . . . . . . . . . . .                 21                --
  Purchase of fixed assets . . . . . . . . . . . . . . . . . . . .               (144)                 (46)
                                                                             --------             --------

Net cash used in investing activities. . . . . . . . . . . . . . .               (737)                (791)

Cash flows from financing activities:
  Issuance of notes payable. . . . . . . . . . . . . . . . . . . .              1,045                  250
  Payment of notes payable . . . . . . . . . . . . . . . . . . . .                (10)               --
  Sale of equity . . . . . . . . . . . . . . . . . . . . . . . . .                399                  399
                                                                             --------             --------
Net cash provided by financing activities. . . . . . . . . . . . .              1,434                  649
                                                                             --------             --------





                                               AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                                                    (Formerly Bell National Corporation)
                                        Consolidated Statement of Cash Flows (Unaudited) - Continued
                                                           (Dollars in thousands)



                                                                                            For the Period
                                                                                            March 16, 1998
                                                                        Nine Months           (Inception)
                                                                            Ended               Through
                                                                        September 30,        September 30,
                                                                            1999                 1998
                                                                        -------------       --------------

Net increase in cash and cash equivalents. . . . . . . . . . . . .               (631)                   1
Current translation adjustment . . . . . . . . . . . . . . . . . .                (64)               --
Cash and cash equivalents at beginning of period . . . . . . . . .                700                --
                                                                             --------             --------
Cash and cash equivalents at end of period . . . . . . . . . . . .           $      5                    1
                                                                             ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   --                  --
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .               --                  --






















                           The accompanying notes are an integral part of these consolidated financial statements.

              AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                      (Unaudited September 30, 1999)


NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

On January 4, 1999, the Company's wholly owned French subsidiary, Samba Technologies, SARL, completed the acquisition of the Samba department of Unilog Region SA. The Samba department designs, develops and markets software based products used in automated image cytometry and tele-medicine applications including tele-pathology and tele-radiology. The purchase price of the acquisition was approximately $580,000, of which $100,000 was paid as a deposit on December 15, 1998. At the time of the closing, Samba Technologies entered into employment arrangements with the former Samba department employees and assumed the day to day operations. Since the acquisition, Samba has continued to develop and market the full line of Samba products. The operations of Samba Technologies, SARL are included in the consolidated financial statements for the nine months ended
September 30, 1999.

The Company has incurred a significant operating loss since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital. The Company was successful in raising approximately $1,370,000 during the first nine months of 1999 to finance its operations, but, there can be no assurance that the Company will succeed in raising additional capital in the future. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, management may be required to curtail the Company's product development and other activities and may be forced to cease operations.


NOTE C.  CAPITALIZED SOFTWARE

The Company's wholly owed subsidiary, Samba Technologies, Sarl., is engaged in the design, development, and marketing of various imaging software suites. Samba has been actively selling its products since the early 1980's and has made continuous improvements and upgrades in the product.
In accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed, the Company capitalizes certain software production costs. During the third quarter of 1999, the Company Capitalized $110,000 of software production costs and will amortize those costs over the remaining estimated economic life of the product.


NOTE D.  NOTES PAYABLE

In January, the Board of Directors authorized the Company to raise up to $1,500,000 in debt or new equity to provide funding for current operations. On March 1, 1999 the Company received $500,000 in cash from Seaside Partners, L.P. in exchange for the issuance of a convertible note due January 28, 2000 bearing interest at the rate of 6% per annum (the "Notes"). The maturity date of the Note may be extended by the Company to June 30, 2000. The Note and any accrued interest due thereon shall be automatically converted by the Company into shares of Common Stock at a conversion price of $0.33 per share. The conversion price may be lowered based on certain circumstances related to the pricing of future debt or equity offerings but may never be lowered below $0.20 per share. The automatic conversion provision of the Note is subject to the Company's receipt of at least $5,000,000 from any additional debt or equity offerings, excluding the $1,500,000 currently authorized by the Board. Denis M. O'Donnell, who is a director of the Company, is a member and manager of Seaside Advisors, L.L.C., a firm that provides investment management services to Seaside Partners.

During April, May, and June of 1999, the Company received additional cash totaling $470,000 from various investors including $75,000 from an executive officer of the Company. The cash was received in exchange for the issuance of additional Notes with similar terms and conditions.


NOTE E.  ACQUISITION ESCROW

On March 8, 1999 the Company signed a Letter of Intent with AccuMed International, Inc., to license the technology and intellectual property related to the AcCell Cytopathology System, a series of automated microscopy workstations, and to purchase certain related inventories and manufacturing equipment. The license would have provided the Company with the exclusive right to use, manufacture and sell products utilizing the technology and IP in certain market segments and non-exclusive rights in others. The Company deposited $100,000 in earnest money with AccuMed to secure a "No-Shop" clause in the Letter of Intent. The Company has been unable to resolve due diligence issues with AccuMed regarding the status of the technology, the final purchase price of inventories, and the market segments to which exclusivity applied. Accordingly, formal negotiations on finalization of the license were terminated and the earnest money escrow was written off as a non-operating expense. The Company continues to have informal discussions with AccuMed on this product.


NOTE F.  STOCKHOLDERS EQUITY

During the first three weeks of June, the Company issued shares of common stock purchased pursuant to warrants exercised by former InPath members. In the aggregate, the Company issued 3, 175,850 shares of common stock for the exercised warrants for an aggregate exercise price of $3,175.85.

On June 5, 1999 the Company issued 75,758 shares of common stock to a private investor in exchange for $25,000 in cash. During July, August, and September 1999, the Company issued 865,126 shares of common stock to various investors in exchange for $346,000 in cash.

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

VESTING PERIOD. Grants may be vested immediately or on varying schedules not exceeding six years from the date of the grant.

SHARES AVAILABLE. The maximum number of shares that may be issued under the 1999 Plan is 2,000,000.

At the Board of Directors Meetings on May 27, 1999 and August 10, 1999, the Board approved the grant of options to purchase 835,000 and 170,000 shares respectively of common stock to various employees, directors, and consultants. The vesting period of the options varies from immediate to six years from grant date and the exercise price of the options is approximately $0.39 per share.

In addition, at the Board of Directors meeting on August 10, 1999, the Board authorized the award of 100,000 shares of restricted stock to two senior research consultants. The vesting period of the restricted stock awards varies from immediate to two years from the date of the award and the consultants are required to continue their relationship with the Company over the entire vesting period. The value of the restricted stock awards is approximately $41,000.

EMPLOYEE STOCK PURCHASE PLAN

At the Annual Meeting on May 25, 1999, the stockholders also approved the Ampersand Medical Corporation 1999 Employee Stock Purchase Plan. The purpose of the Plan is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing stock from the Company on favorable terms and to pay for such purchase through payroll deductions. The Plan provides that employees may purchase shares at 85% of fair market value. The aggregate number of shares available for purchase under the Plan is 200,000. The Plan offering periods begin July 1 and January 1 of each fiscal year. As of September 30, 1999 there was no activity in the Plan.

NOTE G.  SUBSEQUENT EVENTS

Between October 4, 1999 and November 12, 1999, the Company issued 1,906,758 shares of common stock to various private investors in exchange for $406,400 in cash.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     REVENUES AND EXPENSES. See Note B to the Consolidated Financial Statements at September 30, 1999 for background and historical information on the Company. The Company had minimal operations during the first nine months of 1998. The Company is primarily engaged in the design and development of new products to serve the market for cancer screening. With the exception of the products and services marketed by the Company's wholly owned subsidiary, Samba Technologies, SARL, all other products have not as yet been introduced to the market for sale. The Company's revenue for the nine months ended September 30, 1999, amounting to $912,000, was derived entirely from the sale of Samba products. Samba product revenues for the three months ended September 30, 1999 were $370,000, an increase of $139,000 from the previous quarter. The increase is the result of contract completions falling unevenly from period to period.

Cost of sales, related entirely to Samba products, for the nine-month period ended September 30, 1999 amounted to $600,000. The amount for the three-month period ended September 30, 1999 was $289,000, an increase of approximately $135,000 reflecting the increase in quarterly revenues.

Research and development expenses were $865,000 for the 1999 nine-month period. The costs represent contracted development and consulting services, manufacturing design services, contract research, and in-house development personnel, laboratory expense, and research administration. R & D costs for the three-month period ended September 30, 1999 were $351,000, an increase of $62,000 over the prior quarter. The increase primarily represents increased instrument development costs and laboratory research activities at multiple sites offset by the capitalization of approximately $110,000 of software development costs incurred by Samba Technologies. The Company incurred minimal research and development costs from its inception through September 30, 1998.

Selling, general, and administrative expenses for the 1999 nine-month period were $1,422,000, consisting primarily of administrative and sales salaries, legal and professional fees related to the Company's merger, public filings, pending equity financing, and acquisitions. SG & A expenses for the three-month period ended September 30, 1999 were $399,000, a decrease of $160,000 over the prior quarter. The decrease was primarily the result of the non-recurring legal and other costs associated with the Company's annual meeting held at the end of May 1999. The selling, general, and administrative expenses for the period from inception through September 30, 1998 were $267,000 ($239,000 for the three months ended September 30, 1998), and consist primarily of legal costs related to start-up and license negotiations, travel related to acquisitions and equity funding, and contributions to professional organizations representing individuals in healthcare fields where the Company's products might be marketed.

Other income and expenses for the 1999 nine-month period were $172,000, consisting primarily of $49,000 in interest expense related to various notes payable, the write-off of $100,000 representing the earnest money deposit related to the terminated license negotiations with AccuMed International, Inc, and the write-off of approximately $21,000 in net value of leasehold improvements related to the termination of an office lease. The two written-off amounts also account for the increase of $116,000 in other expenses for the three-month period ended September 30, 1999 over the prior quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are research and development expenses for its InPath products, overall day to day operations and administration, and the funding of acquisitions of other companies or technologies related to its product strategy.

During the nine months ended September 30, 1999, the Company had negative cash flow of approximately $631,000. Of this amount, approximately $504,000 was used to make the final payment on the purchase of the Samba department of Unilog Regions, SA on January 4, 1999. Samba Technologies, SARL, a wholly owned subsidiary of the Company, assumed the operations of the Samba department from that day forward.

In March 1999, the Company signed a Letter of Intent with AccuMed International, Inc. to license technology related to the AcCell Cytopathology System. In addition the Company agreed to purchase certain inventories and related manufacturing equipment. The Company deposited $100,000 in escrow with AccuMed to secure a "No-Shop" clause in the agreement. The Company has been unable to resolve due diligence issues with AccuMed regarding the status of the technology, the final purchase price of inventories, and the market segments to which exclusivity applied.

Accordingly, formal negotiations on the finalization of the license were terminated and the earnest money escrow was written-off as a non operating expense.

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

In late June 1999 the Company sold 75,758 shares of restricted common stock to a private investor for $25,000 in cash. During July, August and September 1999, the Company sold 865,126 shares of restricted common stock to several private investors for $346,000 in cash.

During October and November 1999, the Company sold 1,906,758 shares of restricted common stock to several private investors for $406,400 in cash.

The Board of Directors has authorized management to continue to seek additional sources of funding through strategic partnerships or additional private placements of equity.

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

At September 30, 1999, the carrying amount of the Company's debt instruments approximated their value. In addition, as of September 30, 1999, the Company was not exposed to any material foreign-currency, commodity-price, equity-price or other type of market or price risk. The Company's wholly owned subsidiary conducts the majority of its operations in Europe using the EURO and local European currencies.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

          None


     ITEM 2.  CHANGES IN SECURITIES

     During July, August, and September 1999, the Company sold 865,126 shares of common stock to several private investors for a total cash sales price of $346,000. The parties relied on the exemption contained in
Section 4 (2) of the Act to exempt the shares from registration under the Act. The Company did not engage in any general solicitation or advertising in connection with the sale. The private investors were "accredited investors" under the Act and were given access to the types of information that registration would disclose.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.  The following exhibits are filed herewith:

     EXHIBIT NUMBER     DESCRIPTION
     --------------     -----------

          27            Financial Data Schedule.

     Reports on Form 8-K

     None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        AMPERSAND MEDICAL CORPORATION

                        /s/ Leonard R. Prange
                        ------------------------------
                        Leonard R. Prange
                        President and Chief Financial
                        Officer and principal Accounting Officer




Date.  November 15, 1999

                               EXHIBIT INDEX



               EXHIBIT NUMBER               DESCRIPTION
               --------------               -----------

                    27                      Financial Data Schedule.