Form 10-K
period 1999-12-31
AMPERSAND MEDICAL CORP
filed 2000-03-31
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                ___________

                                 FORM 10-K

        [ X ]  Annual report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1999

                                    or

       [  ] Transition report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

           For the transition period from _________ to _________

                      Commission file number   0-935


                       AMPERSAND MEDICAL CORPORATION
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)


             Delaware                               36-4296006
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

414 N. Orleans St., Suite 305, Chicago, IL               60610
(Address of Principal Executive Offices)              (Zip Code)

                              (312) 222-9550
           (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange
            Title of Each Class           on Which Registered
            -------------------           ----------------------
                  None                      Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, no par value
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 28, 2000 was $58,036,450 based upon the average bid and asked prices of shares of the Company's Common Stock, no par value per share ("Common Stock"), of $4.5625 per share as reported in the Electronic Bulletin Board. The number of shares of Common Stock outstanding as of March 28, 2000 is 21,755,937.

The following document is incorporated by reference into Part III of this Form 10-K:

      Ampersand Medical Corporation Proxy Statement, relating to the annual meeting of shareholders.

                                  PART I

ITEM 1.     BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

      The Company is primarily engaged in the design, development and marketing of a series of instruments, disposables, and tests to provide "Point of Care" enhanced cervical cancer screening. The Company also designs, develops and markets software-based systems to provide analysis of images on microscopic slides and to electronically exchange images and related data with remote locations.

      Ampersand Medical Corporation ("Ampersand," and together with its subsidiaries, the "Company") was incorporated in Delaware on December 15, 1998. On May 26, 1999 Bell National Corporation ("Bell National"), the former parent of the Company, was merged with and into the Company and Bell National ceased to exist. Bell National was originally incorporated in California on October 1, 1958. Through 1985, its principal subsidiary was Bell Savings and Loan Association ("Bell Savings"), a state-chartered savings and loan association. On July 25, 1985, the Federal Home Loan Bank Board appointed the Federal Savings & Loan Insurance Corporation ("FSLIC") as receiver of Bell Savings. At the same time, the assets of Bell Savings were transferred to a new, unrelated, federally chartered mutual savings and loan association, Bell Federal. The FSLIC's appointment followed shortly after a determination that Bell Savings had a negative net worth. On August 20, 1985, Bell National filed a voluntary petition under
Chapter 11 of the Bankruptcy Code. A Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court, and became effective June 29, 1987.

      After emerging from bankruptcy proceedings in June 1987, and a vote by shareholders to continue the operations of Bell National in October 1988, Bell National reached an agreement (the "Stock Purchase Agreement") in 1989 with Milley Management Incorporated ("MMI"), a private investment firm, whereby Bell National sold to a group of private investors (including
MMI) Common Stock, no par value (the "Common Stock"), totaling approximately 41% of the outstanding voting shares on a fully diluted basis.

      On June 15, 1990, Bell National purchased 100% of the Common Stock of Payne Fabrics, Inc. a designer and distributor of decorative drapery and upholstery fabrics, for a purchase price of $6,493,000 and the issuance of stock appreciation rights ("SAR's").

      On August 4, 1997 Payne Fabrics, Inc. sold substantially all of its assets and most of its liabilities related to the business of designing and distributing decorative drapery and upholstery fabrics to Westgate Fabrics, Inc. ("Westgate"), an unaffiliated third party (the "Asset Sale"). The Asset Sale included the transfer to the buyer of the use and rights to the Payne Fabrics name, and accordingly, Payne Fabrics, Inc., changed its name to PFI National Corporation ("PFI"). On August 4, 1997 all of PFI's operations were ceased. Since that time, Bell National and the remaining subsidiaries of the Company, PFI, Bell Savings, and Pacific Coast Holdings Insurance Company have had no business operations, other than administrative activities, or any substantial assets or liabilities other than cash and investments. At the date of the merger with InPath, L.L.C. on December 4, 1998, Bell National had approximately $1 million dollars in cash and investments.

      On December 4, 1998, Bell National acquired InPath, LLC ("InPath"), a development-stage company engaged in the design and development of a proprietary "Point of Care" system, including sample collection devices and a series of instruments, used in the cervical cancer screening process. The system also has applications in other point of care cancer screening programs. In the acquisition, Bell National issued 4,288,790 shares of Common Stock and warrants to purchase 3,175,850 shares of Common Stock to the members of InPath in exchange for their units of membership interest in InPath and the senior executives of InPath assumed management control of Bell National. Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition was accounted for as a reverse acquisition whereby InPath was deemed to have acquired Bell National. However, Bell National was, until its merger into Ampersand, the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes. Since Bell National was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition was recorded as the issuance of stock for the net monetary assets of Bell National accompanied by a recapitalization, and no goodwill or other intangible assets were recorded.

      On December 15, 1998 Bell National formed a wholly owned Delaware subsidiary, Ampersand Medical Corporation ("Ampersand"), for the primary purpose of reincorporating Bell National in Delaware. Bell National's stockholders approved the merger of Bell National into Ampersand at the Annual Meeting on May 25, 1999, with Ampersand as the surviving corporation. Ampersand became the parent corporation of Bell National's subsidiaries at the time of the reincorporation.

      In December 1998 the Company formed a French limited liability company subsidiary, Samba Technologies, SARL ("Samba"), for the purpose of acquiring the automated image cytometry and telemedicine technology used in the business of the Samba department of Unilog Regions, SA, a French company engaged in the design, development, and installation of commercial software programs and networks for business applications. Samba Technologies completed the acquisition of the Samba department's assets on January 4, 1999, and at the same time entered into employment arrangements with former Samba department employees. Since the acquisition, Samba Technologies has continued to develop and market the cytometry and telemedicine products previously developed and marketed by the Samba department.

RECENT DEVELOPMENTS

      In January 2000, the Board of Directors authorized the Company to raise a minimum of $5,000,000 in new equity at a sales price per share of $1.50. The proceeds of this new offering will be used to fund acquisitions of additional technology, clinical trials, costs to carry the InPath System's disposable and instrument designs through the manufacturing process, and general corporate purposes. As of March 28, 2000, the Company had sold 759,997 shares for a total gross cash proceeds of $1,140,000.

     On March 29, 2000, to resolve a dispute between InPath and AccuMed International, Inc. (AccuMed) over a Patent and Technology License Agreement (the "License") dated September 4, 1998, including related payments due thereunder, the Company and AccuMed signed a Letter Agreement amending the License between InPath and AccuMed. The License, covering certain "Point of Care" related applications, requires the payment of a license issue fee of $500,000, against which InPath had made payments of $400,000, a 7% royalty rate, and minimum royalty payments. InPath is also required to make minimum royalty payments of $1,000,000 each during the second and third years of the License, $1,500,000 each during the fourth and fifth years, and $2,000,000 each year thereafter. The License may not be cancelled by InPath, without the occurrence of a breach by AccuMed, prior to the payment of $5,000,000 in royalties or 5 years, whichever comes first. InPath may elect to terminate its exclusivity under the License upon written notice to AccuMed at which time its obligation to make the minimum required royalty payments shall cease. InPath would then only be obligated to make royalty payments based on actual sales of products.

      The new Agreement provides for the assignment of the License to the Company, elimination of the minimum royalty payment schedule, and a reduction in the royalty rate to 4%. The Company has agreed to make cash payments to AccuMed under the new Agreement totaling $600,000, issue a $100,000 convertible promissory note due one year from the date the License Amendment is signed, and issue 128,571 shares of Common Stock to AccuMed. The note is convertible, at AccuMed's option, into Common Stock at a conversion price of $3.50 per share and the Company has agreed to provide AccuMed with price protection equal to $3.50 per share on the 128,571 shares of Common Stock until a measurement date 60 days following the date on which the shares are registered and freely tradable. The cash payments are characterized as the final minimum license payment and advanced non-refundable royalty payments. The $100,000 principal amount of the note and the 128,571 shares of Common Stock to a value of $450,000 are also characterized as advanced non-refundable royalty payments. The amended License is expected to be completed within 30 days. The Company has also agreed to license an additional patent, software and related technology on a non-exclusive basis for use in certain automated screening applications. The Company will pay AccuMed $100,000 as a one time license fee 90 days after signing of the new license or at the time the patent, software, and related technology, is delivered to and accepted by the Company.

     Since the amendment to the License was not executed as of year end, the Company has continued to expense the minimum royalty payments, including $250,000 in 1999 due under the License.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company operates in one industry segment involving medical devices and supplies. All of the Company's operations during the reporting period were conducted within this segment. The Samba department of Unilog Regions SA, which was acquired by the Company on January 4, 1999 has historically operated in the same industry segment. The Company expects to continue to focus its operations on this industry segment.

DESCRIPTION OF BUSINESS

      The Company believes that improved patient care and reduced healthcare delivery costs can be achieved by creating "Point of Care" screening and diagnostic services linked to a patient medical information system. The Company's goal is to deliver turnkey enterprise solutions, which improve patient care, while at the same time providing the healthcare professional with a financial, profit or cost-control, incentive and the opportunity for better overall patient management. The Company intends to accomplish its goal through internal product development, strategic partnerships, and acquisitions of companies or technologies, which relate to the Company's products, markets, or operating model. Management anticipates that the Company will incur substantial operating losses until it is able to successfully market its full range of products.

      PRODUCTS. The Company is focused on the design, development, and marketing of a series of instruments, disposables, and tests, the "InPath System" (the "System"), to provide "Point of Care" enhanced cervical cancer screening. The System currently under development consists of proprietary sample collection devices, and a series of in-vitro and in-vivo instruments used to analyze the collected samples by employing a series of biomolecular markers or probes to assist in the analysis process. The System may also be used for specific sampling and analysis of atypical cellular specimens for the early detection of oral, gastrointestinal, urological, esophageal, ovarian, and other forms of cancer. The Company has completed pre-clinical testing of its sample collection device, designed for use directly by medical providers, and anticipates that it will have production models of this sample collection device available to commence a formal clinical trial by the end of March 2000. The Company anticipates submitting the results of this trial to the United States Food & Drug Administration ("the FDA") in the form of a 510(k) Notification by the end of the second quarter of 2000. The design specifications for the proprietary in-vitro mapping and analysis instrument have been completed and prototypes, including instruments to be used for demonstration purposes, have been assembled for final testing. The Company has completed the review and validation work, verification of test sensitivity and specificity levels, on various potential biomolecular markers using samples from approximately 400 patients and encompassing over 20,000 individual data reference points.
The initial combination of markers has been selected. However, the research work directed at marker review and validation will continue for the foreseeable future as the Company seeks to refine its current process and to add additional capabilities to the analysis procedure, including but not limited to the identification of additional abnormalities and certain sexually transmitted infectious diseases. The Company anticipates that it will commence a clinical trial of the complete InPath System by the end of the second quarter of 2000, with the results of the trial submitted to the FDA in the form of a PMA following by the end of 2000. The Company anticipates that it will invest a substantial amount of capital in the research and development process, including the cost of clinical trials, in order to complete the System and introduce it into the market. The System may be subject to regulation by various other regulatory agencies throughout the world.

      The Company's operating subsidiary Samba Technologies designs, develops and markets software based systems for clinical and industrial applications. One software suite package, which can be employed on a variety of computer, imaging, and automated microscopy platforms, provides image analysis of material on microscopic slides yielding information on DNA, cell morphometry, densitometry, karyotyping (chromosome classification), colony counting etc. A second software suite allows the user to share images and related data for research, clinical and educational purposes. This package has applications in tele-radiology, tele-pathology and other areas where the need for images is critical to a process, such as angiography, ultrasound procedures, and endoscopy procedures. It can be matched to a wide variety of image capture instruments or devices. The product can employ either static, historical, or dynamic images. Samba also provides installation, interface, network, and internet consulting services to the users of its software products.

      BACK-LOG OF ORDERS. At March 28, 2000, Samba had a backlog of contracts to be completed within the next twelve months amounting to 2,173,000 French Francs, or approximately $335,000. Samba currently has contract quotes outstanding of approximately $1,340,000. The Company has no assurance that Samba will be the successful bidder on any of its outstanding quotes

      MARKETS AND DISTRIBUTION. The Company markets or plans to market its product lines to hospitals, clinics, managed care organizations, office-based clinicians, and government health organizations on a worldwide basis.

The Company intends to begin marketing the InPath sample collector in selected countries outside the U.S. in the third quarter of 2000. The Company intends to introduce this product into the U.S. market, subject to clearance by the FDA, as soon as practicable, but not before the fourth quarter of 2000. The Company intends to have the cervical mapping and in - vitro analysis instrument ready for distribution in markets outside the U.S. as soon as practicable, but not before the fourth quarter of 2000 and in the U.S., subject to FDA clearance, as soon as practicable, but not before the beginning of 2001.

      The Company plans to distribute its InPath "Point of Care" products in the U.S. through a strategic partner relationship with a company having a significant position in the OB/GYN marketplace and a strong direct sales organization. Internationally, the Company will seek a distribution partner that has similar characteristics. The Company is currently in discussions with several strategic partner candidates. The Company intends to directly market its InPath products to managed care organizations, governments, and other world health bodies.

      The Company currently markets its Samba product line through a direct sales force in Europe and through a distribution arrangement in Central and South America. The Company is adding to its distribution arrangements to cover specific countries in Europe, Asia, the Middle East and North Africa.

The Company acts as a direct referral service for Samba sales in the US and anticipates adding a strategic distribution partner for the US market in 2000.

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

      OPERATIONS. The Company currently engages in research and development work on a contract basis at locations in Chicago, Illinois and Cleveland, Ohio. The Company does not currently engage directly in manufacturing products and it intends to utilize the operations of a strategic partner or partners for its future instrument and disposable component manufacturing requirements. The Company currently has preliminary agreements in place with a medical instrument manufacturer located in the United States and two high volume disposable component manufacturers with production facilities located in the United States and several foreign locations. The Company conducts research and development work on its Samba software products at its own facility and at a contracted facility, both located in Grenoble, France. The Samba software products are installed and integrated with off-the-shelf computer and imaging components at the customer's location or in the Grenoble facility immediately prior to delivery of the products. Consulting services are generally performed at the customer's location or at the Grenoble facility using customer data and communication access.

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

      The Company has filed 12 provisional patent applications covering components of its InPath "Point of Care" cervical cancer screening system. The Company is the exclusive licensee of AccuMed International, Inc. for an additional patent and certain other know-how and trade secrets covering the "Point of Care" system. The Company purchased this license for cash, future royalties, and other considerations. The Company is required to make minimum annual royalty payments beginning in 1999 in order to maintain its exclusive license to the patent and related technology (See discussion under recent developments).

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

      Worldwide, all of the Company's important products are or will be sold under trademarks that the Company considers to be, in the aggregate, material to the Company's business. The Company owns the Samba trade mark and trade names of Samba, InPath, and Ampersand Medical Group. The Company may file additional U.S. and foreign trademark applications in the future and the Company will focus its acquisition efforts on technologies which have strong patent or trade secret protection.

      There can be no assurance that any patent or trademark registration issued or which may be issued to the Company will provide the Company with significant competitive advantages. Further, there can be no assurance that any patent application which may be applied for by or for the benefit of the Company will be granted or that challenges will not be instituted against the validity or enforceability of any such patent application and, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent or patent application, or to prevent infringement, could be substantial even if the Company were to prevail. Furthermore, there can be no assurance that others will not independently develop similar technologies or products, duplicate the Company's technology or design around the patented aspects of the Company's products. The protection afforded by patents depends upon a variety of factors which may severely limit the value of the patent protection, particularly in foreign countries. The Company intends to protect much of the core technology it now possesses or will later develop as trade secrets rather than to rely on patents, either because patent protection is not possible or, in management's opinion, would be less effective than maintaining secrecy. To the extent that it relies on trade secret protection, there can be no assurance that the Company's efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently. The Company expects to register the various trademarks associated with its collection and diagnostic system, but there can be no assurance that if registered any such registration or use of it will not be challenged by third parties, or that if challenged, such third parties will not prevail.

      GOVERNMENT REGULATION. The development, manufacture, sale, and distribution of the Company's products are regulated by state and federal authorities, including the FDA and comparable authorities in certain states and other countries. In the U.S., the Food, Drug and Cosmetic Act (the "FD&C Act") and regulations promulgated under it apply to the Company's products. The FD&C Act provides that many of the Company's products cannot be shipped in interstate commerce without prior authorization from the FDA.

Such authorization is based on a review by the FDA of the product's safety and effectiveness for its intended uses. Medical devices may be authorized by the FDA for marketing in the U.S. either pursuant to a pre-market notification under Section 510(k) of the FD&C Act (a "501(k) Notification") or a pre-marketing approval (a "PMA"). The process of obtaining FDA marketing clearance and other applicable regulatory authorities may be costly and there can be no guaranty that the process will be ultimately successful. FDA 510(k) Notification applications and PMA's typically require preliminary internal studies, field studies, and/or clinical trials, in addition to an FDA submission. The Company employs a full-time Director of Regulatory Affairs and Quality Assurance and provides supplementary support through the use of consultants and members of its Medical Advisory Board.

      A 510(k) Notification, among other things, requires an applicant to show that its products are "substantially equivalent" in terms of safety and effectiveness to an existing FDA cleared predicate product. An applicant may only market a product submitted through a 510(k) Notification after the FDA has issued a written clearance determining the product has been found to be substantially equivalent.

      To obtain a PMA for a device, an applicant must demonstrate, independently of other like devices, that the device in question is safe and effective for its indications for intended uses. A PMA must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. It usually takes the FDA substantially longer to grant a PMA than to grant a 510(k) Notification. During the review period, the FDA may conduct extensive reviews of the Company's facilities or those of its strategic partners, deliver multiple requests for additional information and clarifications, and convene advisory panels to assist in its determination.

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

      The Company will likely be subject to certain registration, record-keeping and Medical Device Record reporting requirements, and the Company's manufacturing facilities, if any, or those of its strategic partners, may be obligated to follow the FDA's Quality System Regulation and may be subject to periodic FDA inspections. Any failure to comply with the Quality System Regulation or any other FDA or other government regulations could have a material adverse effect on the Company's operations.

      For sale and use in the United States, the Company's InPath System products will need to be cleared for marketing by the FDA as described above. There can be no assurance that the FDA or other governmental agencies will clear the InPath System products or the advertising or delivery of those products. Internationally, the InPath System products may be subject to various government regulations. Such current or potential regulations may delay the introduction of new products and services and adversely affect the Company's cost of doing business.

      The Company's InPath System "Point of Care" products may also be subject to regulation in the United States under the Clinical Laboratory Improvement Act (CLIA). Under this Act, diagnostic products are classified into one of three categories depending on the user skill required to perform and interpret the test; the potential for the test to produce an incorrect result; and the potential risks presented by such an incorrect result. Any laboratory or other site that performs clinical diagnostic testing is required to be licensed under one of three levels corresponding to the classification categories. Laboratories or sites are permitted to perform only those diagnostic tests that are classified at or below the level at which the laboratory is licensed.

      The Company is developing the InPath System "Point of Care" products to be user-friendly, require minimum operator training, and have safety and operating checks built into the functionality of the instruments. The Company believes its efforts will result in the lowest possible classification by the Center for Disease Control (CDC), the agency responsible for classification of diagnostic devices under CLIA. However, there can be no assurance that the CDC will assign the InPath System "Point of Care" products to the expected classification. CDC classification of the products into a higher category may have a significant impact on the Company's ability to market the product in the United States.

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

      RESEARCH AND DEVELOPMENT. The Company focuses its research and development efforts on introducing new products as well as enhancing the Company's existing products. The Company utilizes both in-house and contracted research and development efforts. The Company believes that a commitment to research and development is critical to its ability to achieve its goals. During the year ended December 31, 1999 and the period from March 16, 1998 (inception) through December 31, 1999, consolidated expenditures for research and development, including Samba, were $1,782,000 and $181,000 respectively. Research and development expenditures by the Samba during the year ended December 31, 1999 and for the two previous years ending December 31, 1998 and 1997, when Samba operated as a department of Unilog Regions SA prior to its acquisition by the Company on January 4, 1999, were $320,000, $163,000 and $128,000, respectively.

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

      EMPLOYEES. As of March 29, 2000, the Company and its subsidiaries employed a total of 19 full-time employees in the United States and France.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES

      The Company's operations outside the U.S. are currently conducted primarily through Samba. Sales by Samba during the year ended December 31, 1999 and by the Samba department of Unilog for the two years ended
December 31, 1998 and 1997 prior to its acquisition by the Company on January 4, 1999, outside the U.S. represented approximately 95%, 90%, and 90% of sales for the respective years. The Company's worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks
as a deterrent to further expansion of its operations abroad.   However,
the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions in countries it seeks to operate in. The ongoing integration of the European market continues to offer opportunities to businesses operating within the European Union, and the Company hopes to take advantage of these opportunities to improve the efficiency and productivity of its operations there.


ITEM 2.     PROPERTIES

      The Company currently occupies leased space at 414 N. Orleans St., Suite 305, Chicago, Illinois 60610, under a lease which expires September, 2004. This address houses the executive offices of the Company, as well as certain engineering and research staff. Before December 4, 1998 the Company's executive offices were located at 3600 Rio Vista Avenue, Suite A, Orlando, Florida 32805. Samba leases space in a suburb of Grenoble, France, at 53, chemin du Vieux Chene, 38240, Meylan. The lease has a term of nine years expiring in 2008. Samba has the option to terminate the lease at the end of each three year term. The location houses Samba administrative, sales, and research and development activities.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of shareholders during the fourth quarter of 1999.

                                  PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Common Stock of the Company is quoted on the Over-the-Counter Bulletin Board under the symbol "AMPM" (Prior to June 1, 1999 as "BLBN").

      The following table sets forth the high and low bid quotations per share of Common Stock for the periods indicated, as reported by the National Quotation Bureau, LLC. These quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and do not represent actual transactions.

                                            Bid Range of Common Stock
                                            -------------------------
                                                 High            Low
                                                -------         -----
Year Ended December 31, 1999:
----------------------------
1st Quarter                                     $0.6875         $0.25
2nd Quarter                                     $0.7500         $0.25
3rd Quarter                                     $0.6250         $0.25
4th Quarter                                     $0.8125         $0.25

Year Ended December 31, 1998:
----------------------------
1st Quarter                                       $0.05         $0.05
2nd Quarter                                       $0.05         $0.05
3rd Quarter                                       $0.05         $0.05
4th Quarter                                       $0.38         $0.05


HOLDERS

      As of March 28, 2000 there were approximately 1,100 holders of record of the Company's Common Stock.

DIVIDENDS

      The Company has not paid a cash dividend and the Board of Directors is not contemplating paying one at this time.

STOCK TRANSFER AGENT

      The Company's stock transfer agent is Continental Stock Transfer and Trust Co., 2 Broadway, New York, New York 10004, phone (212) 509-4000.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

      On December 4, 1998, pursuant to a Stock and Membership Interest Exchange Agreement of the same date, Bell National, predecessor to the Company, issued 4,288,790 shares of Common Stock and warrants to purchase 3,175,850 shares of Common Stock to eight members of InPath in exchange for their units of membership in InPath. Through this transaction Bell National acquired all of the units of membership in InPath and all of the assets consisting of equipment, technology license, patent applications and trademarks. The Bell National Board of Directors determined that these assets, in the aggregate, were appropriate consideration for the shares issued to the InPath members given the assets' intrinsic value as well as the favorable business opportunity which entry into the medical device industry offered to Bell National. In June of 1999, subsequent to the merger of Bell National into the Company, all of the warrants were exercised and the Company issued 3,175,850 shares of Common Stock in exchange for $3,176 in cash.

      Also on December 4, 1998, pursuant to a Claims Settlement Agreement of the same date, Bell National issued shares of Common Stock to each of two individuals and two corporations in settlement of debts that Bell National owed to them. In the transaction, Bell National issued: 210,000 shares of Common Stock to Alexander M. Milley to settle a debt of $63,000 owed to him for services under an Employment Agreement dated November 20, 1989; 463,333 shares of Common Stock to Robert C. Shaw to settle a debt of $139,000 owed to him under an Employment Agreement dated November 20, 1989; 600,000 shares of Common Stock to Cadmus Corporation ("Cadmus") to settle a debt of $180,000 owed to it for management services provided to Bell National; and 503,333 shares of Common Stock to MMI to settle a debt of $151,000 owed to it for office space rental and for management services provided to Bell National.

      In January of 1999, the Board of Directors authorized the Company to raise up to $1,500,000 in new equity or debt in order to provide operating capital for the Company. Between March 1, 1999 and June 30, 1999, the Company issued a series of 6% Convertible Subordinated Notes to a group of accredited investors in exchange for $994,600 in cash. The Notes and accrued interest due thereon will become due on June 30, 2000. The Notes, including accrued interest due thereon, will automatically convert into shares of Common Stock, at a conversion price of $0.33 per share, when the Company has raised at least $5,000,000 in new equity or debt, not including the $1,500,000 in equity or debt, of which the Notes are a part, authorized to be raised by the Board in January 1999. The conversion price of the Notes is subject to a reduction, but never less than $0.20 per share, based on the per share valuation of the new $5,000,000 in equity or debt. The noteholders have the option to convert the Notes and related accrued interest into Common Stock at any time. A noteholder exercised his right to convert a $25,000 Note into 75,758 shares of Common Stock on June 4, 1999.

      Included in the above series of Notes is a Note issued to Seaside Partners, L.P. in the principal amount of $500,000. Denis M. O'Donnell, who is a director of the Company, is a member and manager of Seaside Advisors, L.L.C., a firm which provides investment management services to Seaside Partners. Also included in the above series of Notes is a Note issued to Leonard R. Prange in the principal amount of $75,000. Mr. Prange is President, COO, CFO, and Secretary of the Company. Both the Seaside and Prange Notes were issued under the same terms and conditions as all of the other Notes in the series.

      The Board of Directors authorized the Company to raise additional equity during 1999 through Private Placements of the Company's Common Stock in the amounts of $1,500,000 and $500,000. The funds were to be used to meet the working capital and operating needs of the Company. Between July 1,1999 and December 31, 1999 the Company sold 3,989,848 shares of Common Stock to accredited investors under these Private Placements for total gross cash proceeds of $1,001,400. During January 2000, upon receipt of cleared funds received under the 1999 Private Placement, the Company completed the sale of an additional 1,712,120 shares of Common Stock for total gross proceeds of $565,000.

      The Company has contracted with several advisory groups to assist it in conjunction with the sale of the Notes and Private Placements of Common Stock during 1999. Accordingly, the Company has recorded an accrual for cash commissions amounting to $41,040 due to one of the advisory groups, and is required to issue warrants to purchase 542,474 shares of Common Stock at an average exercise price of $0.25. In addition the Company has recorded an estimated accrual of $50,000 to cover "out of pocket" expenses reimbursable to one group. Denis M. O'Donnell, M.D., a director of the Company, is a member of Westgate Partners, L.L.C, an advisory group entitled to receive $41,040 in commissions, 155,455 warrants to purchase Common Stock at $0.363 per share, and the reimbursement of up to $50,000 in "out of pocket" expenses.

      In September 1999 the Company converted a note payable and related accrued interest amounting to $101,206 into 306,684 shares of Common Stock.

In November 1999, a warrant holder exercised a warrant to purchase 76,000 shares of Common Stock resulting in cash proceeds to the Company of $20,000.

      On December 10, 1999, the Company issued a Senior Convertible Promissory Note to Azimuth Corporation ("Azimuth"), a company controlled by Alexander M. Milley, a director and significant shareholder of the Company, in exchange for $50,000 in cash. The note bears interest at the rate of 12% per annum and was convertible into Common Stock at a conversion price of $0.20 per share. As additional compensation for the note, the Company issued Azimuth a warrant to purchase 50,000 shares of Common Stock at an exercise price of $0.33 per share. On February 22, 2000 Azimuth exercised its right to convert the note and accrued interest due thereon into 256,250 shares of Common Stock of the Company.

      In January 2000, the Board of Directors authorized the Company to raise a minimum of $5,000,000 in new equity at a sales price per share of $1.50. The proceeds of this new offering will be used to fund acquisitions of additional technology, clinical trials, costs to carry the InPath System's disposable and instrument designs through the manufacturing process, and general corporate purposes. As of March 28, 2000, the Company had sold 759,997 shares for total gross cash proceeds of $1,140,000.

      On March 29, 2000, to resolve a dispute between InPath and AccuMed International, Inc. (AccuMed) over a Patent and Technology License Agreement (the "License") dated September 4, 1998, including related payments due thereunder, the Company and AccuMed signed a Letter Agreement amending the License. The License, covering certain "Point of Care" related applications, requires the payment of license issue fee of $500,000, against which InPath had made payments of $400,000, a 7% royalty rate, and minimum royalty payments. InPath is also required to make minimum royalty payments of $1,000,000 each during the second and third years of the License, $1,500,000 each during the fourth and fifth years, and $2,000,000 each year thereafter. The License may not be cancelled by InPath, without the occurrence of a breach by AccuMed, prior to the payment of $5,000,000 in royalties or 5 years, whichever comes first. InPath may elect to terminate its exclusivity under the License upon written notice to AccuMed at which time its obligation to make the minimum required royalty payments shall cease. InPath would then only be obligated to make royalty payments based on actual sales of products.

      The new Agreement provides for the assignment of the License to the Company, elimination of the minimum royalty payment schedule, and a reduction in the royalty rate to 4%. The Company has agreed to make cash payments to AccuMed under the new Agreement totaling $600,000, issue a $100,000 convertible promissory note due one year from the date the License Amendment is signed, and issue 128,571 shares of Common Stock to AccuMed. The note is convertible, at AccuMed's option, into Common Stock at a conversion price of $3.50 per share and the Company has agreed to provide AccuMed with price protection equal to $3.50 per share on the 128,571 shares of Common Stock until a measurement date 60 days following the date on which the shares are registered and freely tradable. The cash payments are characterized as the final minimum license payment and advanced non-refundable royalty payments. The $100,000 principal amount of the note and the 128,571 shares of Common Stock to a value of $450,000 are also characterized as advanced non-refundable royalty payments. The amended License is expected to be completed within 30 days. The Company has also agreed to license additional patent, software and related technology on a non-exclusive basis for use in certain automated screening applications. The Company will pay AccuMed $100,000 as a one time license fee 90 days after signing of the new license or at the time the patent, software, and related technology, is delivered to and accepted by the Company.

     Since the amendment to the License was not executed as of year end. The Company has continued to expense the minimum royalty payments, including $250,000 in 1999, due under the License.

      In each of the above transactions, the Company was either exempted from registering the issued shares of Common Stock under the Securities Exchange Act of 1933 (the "Securities Act") because each transaction qualified as an offering by an issuer not involving a public offering under
Section 4(2) of the Securities Act, or the parties relied upon Regulation D to exempt the sales from registration under the Securities Act. Sales of Notes and Common Stock were made to investors, who represented themselves to the satisfaction of the Company as accredited investors under the Securities Act. The Company did not engage in any general solicitation or advertising in connection with each individual transaction or the transactions as a group.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected financial data is derived from, and qualified by reference to, the audited Consolidated Financial Statements and notes included elsewhere in this Annual Report on Form 10-K.

      The following table sets forth the selected financial data as of the date shown and for the period shown:

            FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
        FROM MARCH 16, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998.

           (Dollar amounts in thousands, except per-share data)

                                                1999           1998
                                             ----------     ----------
STATEMENT OF OPERATIONS DATA:
     Net Sales                               $    1,040     $        0
     Operating loss                          $   (4,117)    $     (783)
     Net loss                                $   (4,226)    $     (789)

PER SHARE DATA:
     Net loss                                $    (0.29)    $    (0.07)
     Weighted average shares outstanding     14,336,667     12,000,000

BALANCE SHEET DATA:
     Working capital deficit                 $   (3,204)    $      (80)
     Total assets                            $    1,871     $    1,699
     Notes payable: current                  $    1,095     $       75
     Notes payable: long-term                $       26     $      156
     Stockholders' equity deficit            $   (2,040)    $      728

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

      See Note 1 to the Consolidated Financial Statements for background and historical information on the Company. Ampersand was incorporated in Delaware on December 15, 1998, as a wholly owned subsidiary of Bell National Corporation. On May 26, 1999, subsequent to approval by stockholders at the Annual Meeting, Bell National was merged into Ampersand. Prior to the merger with Ampersand, Bell National acquired InPath, L.L.C., a development stage company on December 4, 1998. Based upon the terms of the InPath acquisition agreement, for financial reporting and accounting purposes the acquisition was accounted for as a reverse acquisition whereby InPath was deemed to have acquired Bell National.
Since Bell National was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition was recorded as the issuance of stock for the net monetary assets of Bell National accompanied by a recapitalization, and no goodwill or other intangible assets were recorded. Accordingly, information presented in the Consolidated Financial Statements includes the operations of InPath from March 16, 1998 (inception) and the operations of the combined Company from December 4, 1998.

REVENUE

      During 1998, the Company was considered a development stage company and had no revenues. On January 4, 1999, the Company's wholly owned subsidiary, Samba Technologies, Sarl ("Samba"), acquired the business of the Samba department of Unilog Regions, SA. Samba designs, develops and markets image analysis and tele-medicine software, and network and internet consulting services covering areas of image capture and transmission. The Company's revenues for 1999 amounting to $1,040,000 were all produced through the sale of Samba products and services.

COSTS AND EXPENSES

      Cost of goods sold for 1999 amounting to $542,000 relate to the Samba revenues and represent the cost of computer and imaging hardware, purchased services and other products, and software engineering labor and related expenses.

      The Company devotes a substantial amount of its resources to research and development efforts on new products including the InPath System and new Samba software applications. Research and development expenses for 1999 amounted to $1,782,000 (including $320,000 of Samba costs), an increase of 885% over the 1998 amount of $181,000, which covered approximately nine months of very early stage InPath product development. The expenses consisted primarily of contract costs related to scientists and researchers at universities and hospitals under specific development programs, full scale device development contracts undertaken during 1999 with industrial design and manufacturing organizations covering the disposable and instrument components of the InPath System, reimbursements to medical and engineering consultants, and payroll related costs for in-house software engineering, scientific and research management staff.

      Selling, general and administrative expenses for 1999 were $2,833,000 (including $586,000 of Samba costs) an increase of 371% over the 1998 amount of $602,000, which covered the initial start-up period of approximately nine months. The increase for 1999 is the result of a significant expansion in the scale of operations of the Company. The compensation cost component of this expense pool increased approximately $700,000 as a result of the presence of executive personnel and administrative staff, including those involved with Samba, for a full year.

The Company's new publicly held status resulted in a cost increase of $200,000 primarily for professional services and insurance. In addition, the Company charged to administrative expenses approximately $225,000 in costs related to the organization of Samba and amortization of the purchased SAMBA goodwill, $250,000 in royalty expense related to a Patent and Technology License and recorded a compensation charge of approximately $390,000 to reflect the year end value of outstanding SARs, the value of warrants issued for services, and the value of options issued to non-employee consultants. A significant component of the 1998 expenses consisted of legal costs related to the initial establishment of InPath, negotiation of the technology license with AccuMed International, Inc., and the acquisition of InPath by the Company in December 1998 and the related filings with the Securities and Exchange Commission.

      During 1999 the Company incurred interest expense of $86,000. The amount primarily reflects the interest due on the series of 6% Convertible Subordinated Notes Due 2000 issued during 1999. Interest expense for 1998 was not significant.

      Other expenses for 1999 amounting to $23,000, net, reflect the write off of $100,000 paid to AccuMed International, Inc., as compensation for a "no shop" clause in a Letter of Intent between AccuMed and the Company, whereby the Company sought to license and purchase certain automated microscopy technology from AccuMed. The Company was unable to reach a final agreement with AccuMed and terminated the negotiations in September 1999. In addition, in accordance with taxation rules in France, the Company's Samba subsidiary has recorded refundable income taxes in the amount of $100,000. These refundable taxes represent a research and development credit against future income taxes or direct cash refund available to Samba. The Company also terminated a lease for office space and wrote off the net remaining value $21,000 of leasehold improvements related to that lease.

      The net loss for 1999 was ($4,226,000), or ($0.29) per share on 14,336,667 weighted average outstanding shares. The net loss for the period March 16, 1998 through December 31, 1998 was ($789,000), or ($0.07)
per share, on 12,000,000 weighted average common shares outstanding. The calculation of net loss per share for 1998 assumes that all shares of the Company were outstanding for the entire period.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash requirements continue to be for research, development, and design expenses of its InPath products and the conversion of those designs through the process of clinical trials and manufacturing. At December 31, 1999 the Company had cash on hand of $36,000. During January of 2000, the Company received an additional $565,000 in funds from the sale of Common Stock as the result of the completion of a 1999 Private Placement Offering.

      At December 31, 1998, the Company had cash on hand of $700,000. Of this amount, approximately $479,000 was used to make the final payment on the purchase of the Samba department of Unilog Regions SA on January 4, 1999. Samba Technologies SARL, the wholly owned subsidiary of the Company, which assumed the operations of the Samba department, has been cash flow neutral during 1999.

      In January of 1999, the Board of Directors authorized the Company to raise up to $1,500,000 in new equity or debt in order to provide operating capital for the Company. Between March 1, 1999 and June 30, 1999, the Company issued a series of 6% Convertible Subordinated Notes to a group of accredited investors in exchange for $994,600 in cash. The Notes and accrued interest due thereon will become due on June 30, 2000. The Notes, including accrued interest due thereon, will automatically convert into shares of Common Stock , at a conversion price of $0.33 per share, when the Company has raised at least $5,000,000 in new equity or debt, not including the $1,500,000 in equity or debt, of which the Notes are a part, authorized to be raised by the Board in January 1999. The conversion price of the Notes is subject to a reduction, but never less than $0.20 per share, based on the per share valuation of the new $5,000,000 in equity or debt. The noteholders have the option to convert the Notes and related accrued interest into Common Stock at any time. A noteholder exercised his right to convert a $25,000 Note into 75,758 shares of Common Stock on June 4, 1999.

      Included in the above series of Notes is a Note issued to Seaside Partners, L.P. in the principal amount of $500,000. Denis. M. O'Donnell, who is a director of the Company, is a member and manager of Seaside Advisors, L.L.C., a firm which provides investment management services to Seaside Partners. Also included in the above series of Notes is a Note issued to Leonard R. Prange in the principal amount of $75,000. Mr. Prange is President, COO, CFO, and Secretary of the Company. Both the Seaside and Prange Notes were issued under the same terms and conditions as all of the other Notes in the series.

      The Board of Directors authorized the Company to raise additional equity during 1999 through Private Placements of the Company's Common Stock in the amounts of $1,500,000 and $500,000. The funds were to be used to meet the working capital and operating needs of the Company. Between July 1,1999 and December 31, 1999 the Company sold 3,989,848 shares of Common Stock to accredited investors under these Private Placements for gross cash proceeds of $1,001,400. During January 2000, upon receipt of cleared funds received under the 1999 Private Placement, the Company completed the sale of an additional 1,712,120 shares of Common Stock for total gross proceeds of $565,000 (see comments in paragraph one).

      The Company has contracted with several advisory groups to assist it in conjunction with the sale of the Notes and Private Placements of Common Stock during 1999. Accordingly, the Company has recorded an accrual for cash commissions amounting to $41,040 due to one of the advisory groups, and is required to issue warrants to purchase 542,474 shares of Common Stock at an average exercise price of price of $0.25. In addition the Company has recorded an estimated accrual of $50,000 to cover "out of pocket" expenses reimbursable to one group. Denis M. O'Donnell, M.D., a director of the Company, is a member of Westgate Partners, L.L.C, an advisory group entitled to receive $41,040 in commissions, 155,455 warrants to purchase Common Stock at $0.363 per share, and the reimbursement of up to $50,000 in "out of pocket" expenses.

      In September 1999 the Company converted a note payable and related accrued interest amounting to $101,206 into 306,684 shares of Common Stock.

In November 1999, a warrant holder exercised a warrant to purchase 76,000 shares of Common Stock resulting in cash proceeds to the Company of $20,000.

      In July 1999, the Company's wholly owned subsidiary, Samba, negotiated a Revolving Credit Line ("Revolver") with Banc National de Paris
(BNP). The terms of the Revolver provide that Samba may borrow, in the form of an advance on payment against monthly billings, up to a maximum of 900,000 French Francs, approximately $140,000. The terms of the Revolver require Samba to pay interest at Euribor plus 2.5%, (currently equal to 6.1%) on advances outstanding under the revolver and grant BNP a security interest in Samba accounts receivable. The Revolver is subject to renewal in June 2000. As of December 31, 1999, the outstanding amount under the revolver was $134,000.

      On December 10, 1999, the Company issued a Senior Convertible Promissory Note to Azimuth Corporation ("Azimuth"), a company controlled by Alexander M. Milley, a director and significant shareholder of the Company, in exchange for $50,000 in cash. The note bears interest at the rate of 12% per annum and was convertible into Common Stock at a conversion price of $0.20 per share. As additional compensation for the note, the Company issued Azimuth a warrant to purchase 50,000 shares of Common Stock at an exercise price of $0.33 per share. On February 22, 2000 Azimuth exercised its right to convert the note and accrued interest due thereon into 256,250 shares of Common Stock of the Company.

      In January 2000, the Board of Directors authorized the Company to raise a minimum of $5,000,000 in new equity at a sales price per share of $1.50. The proceeds of this new offering will be used to fund acquisitions of additional technology, clinical trials, costs to carry the InPath System's disposable and instrument designs through the manufacturing process, and general corporate purposes. As of March 28, 2000, the Company has sold 759,997 shares for a total gross cash proceeds of $1,140,000.

     On March 29, 2000, to resolve a dispute between InPath and AccuMed International, Inc. (AccuMed) over a Patent and Technology License Agreement (the "License") dated September 4, 1998, including related payments due thereunder, the Company and AccuMed signed a Letter Agreement amending the License. The License, covering certain "Point of Care" related applications, requires the payment of a license issue fee of $500,000, against which InPath had made payments of $400,000, a 7% royalty rate, and minimum royalty payments. InPath is also required to make minimum royalty payments of $1,000,000 each during the second and third years of the License, $1,500,000 each during the fourth and fifth years, and $2,000,000 each year thereafter. The License may not be cancelled by InPath, without the occurrence of a breach by AccuMed, prior to the payment of $5,000,000 in royalties or 5 years, whichever comes first. InPath may elect to terminate its exclusivity under the License upon written notice to AccuMed at which time its obligation to make the minimum required royalty payments shall cease. InPath would then only be obligated to make royalty payments based on actual sales of products.

      The new Agreement provides for the assignment of the License to the Company, elimination of the minimum royalty payment schedule, and a reduction in the royalty rate to 4%. The Company has agreed to make cash payments to AccuMed under the new Agreement totaling $600,000, issue a $100,000 convertible promissory note due one year from the date the License Amendment is signed, and issue 128,571 shares of Common Stock to AccuMed. The note is convertible, at AccuMed's option, into Common Stock at a conversion price of $3.50 per share and the Company has agreed to provide AccuMed with price protection equal to $3.50 per share on the 128,571 shares of Common Stock until a measurement date 60 days following the date on which the shares are registered and freely tradable. The cash payments are characterized as the final minimum license payment and advanced non-refundable royalty payments. The $100,000 principal amount of the note and the 128,571 shares of Common Stock to a value of $450,000 are also characterized as advanced non-refundable royalty payments. The amended License is expected to be completed within 30 days. The Company has also agreed to license additional patent, software and related technology on a non-exclusive basis for use in certain automated screening applications. The Company will pay AccuMed $100,000 as a one time license fee 90 days after signing of the new license or at the time the patent, software, and related technology, is delivered to and accepted by the Company.

     Since the amendment to the License was not executed as of year end, the Company has continued to expense the minimum royalty payments, including $250,000 in 1999, due under the License.

      The operation of the Company has been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. The Company has incurred significant operating losses since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional capital to meet its current operating needs, or to complete pending or contemplated licenses or acquisitions of technologies. If the Company is unable to raise sufficient adequate additional capital, or generate profitable sales revenues, management may be forced to substantially curtail product research and development and other activities and may be forced to cease operations.

      The Company's internally used computer equipment is Year 2000 compliant. The software suites and systems currently sold by the Samba are also Year 2000 compliant. Older installations of the Samba software suite may not be Year 2000 compliant, and Samba has been contracted by some customers to upgrade their systems to Year 2000 compliance. The Company does not anticipate that it will incur any additional material costs related to compliance with Year 2000 issues.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The market risk inherent in the Company's financial statements is the potential loss in fair value arising from adverse changes in interest rates. The Company does not engage in any hedge transactions or use derivative financial instruments to reduce its exposure to interest rate changes since all of the Company's indebtedness is financed at fixed rates.

At December 31, 1999, the carrying amount of the Company's debt instruments approximated their fair value. In addition, as of December 31, 1999, the Company was not exposed to any material foreign-currency, commodity-price, equity-price or other type of market or price risk. The Company's wholly owned subsidiary, Samba, conducts the majority of its operations in Europe using EURO and local European currencies. At December 31, 1999 the Company has recorded a negative cumulative translation adjustment of ($83,000) reflecting the current valuation of the Company's investment in and current account with Samba.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company for the year ended December 31, 1999 and the period March 16, 1998 through December 31, 1998, together with the report thereon of Ernst & Young LLP dated March 29, 2000, are filed as part of this report commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                 PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information required for this item is incorporated by reference to the discussion captioned "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the annual meeting of shareholders.


ITEM 11.    EXECUTIVE COMPENSATION

      The information required for this item is incorporated by reference to the discussion captioned "EXECUTIVE COMPENSATION" in the Company's Proxy Statement for the annual meeting of shareholders.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required for this item is incorporated by reference to the discussion captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement for the annual meeting of shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In January of 1999, the Board of Directors authorized the Company to raise up to $1,500,000 in new equity or debt in order to provide operating capital for the Company. Between March 1, 1999 and June 30, 1999, the Company issued a series of 6% Convertible Subordinated Notes to a group of accredited investors in exchange for $994,600 in cash. The Notes and accrued interest due thereon will become due on June 30, 2000. The Notes, including accrued interest due thereon, will automatically convert into shares of Common Stock , at a conversion price of $0.33 per share, when the Company has raised at least $5,000,000 in new equity or debt, not including the $1,500,000 in equity or debt, of which the Notes are a part, authorized to be raised by the Board in January. The conversion price of the Notes is subject to a reduction, but never less than $0.20 per share, based on the per share valuation of the new $5,000,000 in equity or debt. The noteholders have the option to convert the Notes and related accrued interest into Common Stock at any time. A noteholder exercised his right to convert a $25,000 Note into 75,758 shares of Common Stock on June 4, 1999.

      Included in the above series of Notes is a Note issued to Seaside Partners, L.P. in the principal amount of $500,000. Denis. M. O'Donnell, who is a director of the Company, is a member and manager of Seaside Advisors, L.L.C., a firm which provides investment management services to Seaside Partners. Also included in the above series of Notes is a Note issued to Leonard R. Prange in the principal amount of $75,000. Mr. Prange is President, COO, CFO, and Secretary of the Company. Both the Seaside and Prange Notes were issued under the same terms and conditions as all of the other Notes in the series.

      The Company has contracted with several advisory groups to assist it in conjunction with the sale of the Notes and Private Placements of Common Stock during 1999. Accordingly, the Company has recorded an accrual for cash commissions amounting to $41,040 due to one of the advisory groups, and is required to issue warrants to purchase 542,474 shares of Common Stock at an average exercise price of price of $0.25. In addition the Company has recorded an estimated accrual of $50,000 to cover "out of pocket" expenses reimbursable to one group. Denis M. O'Donnell, M.D., a director of the Company, is a member of Westgate Partners, L.L.C, an advisory group entitled to receive $41,040 in commissions, 155,455 warrants to purchase Common Stock at $0.363 per share, and the reimbursement of up to $50,000 in "out of pocket" expenses.

      On December 10, 1999, the Company issued a Senior Convertible Promissory Note to Azimuth Corporation ("Azimuth"), a company controlled by Alexander M. Milley, a director and significant shareholder of the Company, in exchange for $50,000 in cash. The note bears interest at the rate of 12% per annum and was convertible into Common Stock at a conversion price of $0.20 per share. As additional compensation for the note, the Company issued Azimuth a warrant to purchase 50,000 shares of Common Stock at an exercise price of $0.33 per share. On February 22, 2000 Azimuth exercised its right to convert the note and accrued interest due thereon into 256,250 shares of Common Stock of the Company.

                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 10-K

Documents Filed as Part of Report
                                                                   Page
      Index to Financial Statements                               Number
      -----------------------------                               ------

1.    FINANCIAL STATEMENTS

      Report of Independent Auditors                                 F-1

      Consolidated Balance Sheets at December 31, 1999
        and 1998                                              F-2 to F-3

      Consolidated Statements of Operations for the
        year ended December 31, 1999 and the period
        March 16, 1998 (inception) through December 31,
        1998                                                         F-4

      Consolidated Statements of Stockholders' Equity
        (Deficit) for the year ended December 31, 1999
        and the period March 16, 1998 (inception)
        through December  31, 1998                            F-5 to F-6

      Consolidated Statements of Cash Flows for the
        year ended December 31, 1999 and for the period
        March 16, 1998 (inception) through December 31,
        1998                                                  F-7 to F-8

      Notes to Consolidated Financial Statements             F-9 to F-19


2.    FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedule is filed as part of this report as page F-20;

           Schedule II - Valuation and Qualifying Accounts.

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.    EXHIBITS

Exhibit
Number      Description
-------     -----------

2.1         Bell National Corporation Plan of Reorganization (Annex I).
(Incorporated herein by reference to Item 1 of the Bell National
Corporation Annual Report on Form 10-K for the period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987.)

2.2 Exchange Agreement dated December 4, 1998 among the Company, InPath, and the InPath Members. (Incorporated herein by reference to Appendix A to the Bell National Corporation Definitive Proxy Statement on
Schedule 14A, filed on April 30, 1999.)

2.3 Agreement and Plan of Merger of Bell National Corporation and the Company. (Incorporated herein by reference to Appendix C to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)

3.1 Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Bell National Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

3.2 Bylaws of Bell National Corporation. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)

3.3         Certificate of Incorporation of the Company as amended.
(Incorporated herein by reference to Appendix D to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)

3.4 By-laws of the Company. (Incorporated herein by reference to Appendix E to the Bell National Corporation Definitive Proxy Statement on
Schedule 14A, filed on April 30, 1999.)

4.1 Form of Common Stock Purchase Warrant, as executed by Bell National Corporation on December 4, 1998 with respect to each of Mr. Gombrich, Theodore L. Koenig, William J. Ritger, Fred H. Pearson, Walter Herbst, AccuMed International, Inc., Northlea Partners Ltd., and Monroe Investments, Inc. (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

4.2 Stockholders Agreement dated December 4, 1998 among the Company, Winchester National, Inc., the InPath Members, and Mr. Milley, Mr. Shaw, Cadmus, and MMI (collectively, the "Claimants"). (Incorporated herein by reference to Exhibit 2 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

4.3 Form of Common Stock Purchase Warrant issued to Holleb & Coff on July 4, 1999 representing the right to purchase 250,000 shares of Common Stock of the Company in connection with legal services rendered.

4.4 Form of Common Stock Purchase Warrant issued to The Research Works on October 11, 1999 representing the right to purchase 70,000 shares of Common Stock of the Company in connection with the preparation of an investment research report.

Exhibit
Number      Description
-------     -----------

4.5 Form of Common Stock Purchase Warrant issued to Azimuth Corporation on December 10, 1999 representing the right to purchase 50,000 shares of Common Stock of the Company as additional consideration for a 12% Convertible Promissory Note issued on the same date.

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

10.6 Employment Agreement dated May 1, 1998 between Mr. Gombrich and InPath, LLC, as amended on December 4, 1998. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.8 Claims Agreement dated December 4, 1998 among the Company, the Claimants, and Liberty Associates Limited Partnership. (Incorporated herein by reference to Exhibit 4 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

10.9 Ampersand Medical Corporation Equity Incentive Plan established as of June 1, 1999. (Incorporated herein by reference to Appendix F to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, as filed on April 30, 1999.)

10.10 Ampersand Medical Corporation Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix G to the Bell National Corporation Definitive Proxy statement on Schedule 14A, as filed on April 30, 1999.)

10.11 Employment Agreement dated June 1, 1999 between Mr. Prange and the Company.

10.12 Lease Agreement between the Company and O.P., L.L.C. dated September 1, 1999 pertaining to the premises located at suite 305, 414 N. Orleans, Chicago, IL 60610.

10.13 Amendment to Lease Agreement between the Company and O.P., L.L.C. dated November 1, 199 pertaining to the premises at suite 300, 414
N. Orleans, Chicago, IL 60610.

Exhibit
Number      Description
-------     -----------

10.14 Form of Note purchase Agreements dated between March 1, 1999 and June 29, 1999 between the Company and several purchasers.

10.15 Form of 6% Convertible Subordinated Note Due 2000, dated between March 1, 1999 and June 29, 1999 issued by the Company to several purchasers.

10.16 Schedule of purchasers of 6% Convertible Notes Due 2000, including dates and amount purchased.

10.17 Form of Senior Convertible Promissory Note issued to Azimuth Corporation on December 10, 1999.

10.18 Form of Restricted Stock Award of 50,000 shares of Common Stock issued to David A. Fishman, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting Agreement dated June 1, 1999.

10.19 Form of Restricted Stock award of 50,000 shares of Common Stock issued to Arthur L. Herbst, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting Agreement dated July 1, 1999.

21.1        Subsidiaries of the Company.

27.1        Financial data schedule.


REPORTS ON FORM 8-K

      None

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMPERSAND MEDICAL CORPORATION


Date:  March 30, 2000         BY:   /s/ Peter P. Gombrich
                                    ----------------------------------
                                    Peter P. Gombrich
                                    Chairman of the Board,
                                    Chief Executive Officer and


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                          DATE
---------                    -----                          ----


/s/ Peter P. Gombrich
-----------------------
Peter P. Gombrich            Director, Chairman of the
                             Board, Chief Executive Officer
                             (Principal Executive Officer)  March 30, 2000


/s/ Alexander M. Milley
-----------------------
Alexander M. Milley          Director                       March 30, 2000


/s/ John Abeles
-----------------------
John Abeles                  Director                       March 30, 2000


/s/ Denis M. O'Donnell
-----------------------
Denis M. O'Donnell           Director                       March 30, 2000


/s/ Leonard R. Prange
-----------------------
Leonard R. Prange            President,
                             Chief Operating Officer,
                             Chief Financial Officer,
                             and Secretary
                             (Principal Financial Officer
                             and Accounting Officer)        March 30, 2000


/s/ Robert C. Shaw
-----------------------
Robert C. Shaw               Director                       March 30, 2000

                      REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Ampersand Medical Corporation and Subsidiaries


      We have audited the accompanying Consolidated Balance Sheets of Ampersand Medical Corporation and Subsidiaries, formerly Bell National Corporation, as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999 and the period from March 16, 1998 (inception) through December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and schedule based on our audits.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampersand Medical Corporation and Subsidiaries as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from March 16, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial net losses from operations and has limited financial resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.




                                    /S/ ERNST & YOUNG, LLP






Chicago, Illinois
March 29, 2000

PART I.  FINANCIAL INFORMATION

              AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                   (Formerly Bell National Corporation)
                        Consolidated Balance Sheets
             (Dollars in thousands, except per share amounts)



                                               Balance         Balance
                                             December 31,    December 31,
                                                1999            1998
                                             ------------    ------------
ASSETS
 Current assets:
    Cash and cash equivalents. . . . . . .     $       36             700
    Accounts receivable, net of
      allowance of $20 . . . . . . . . . .            398           --
    Inventories. . . . . . . . . . . . . .             62           --
    Refundable taxes . . . . . . . . . . .            131           --
    Prepaid expenses . . . . . . . . . . .             54              35
                                               ----------      ----------
        Total current assets . . . . . . .            681             735

Fixed assets, net. . . . . . . . . . . . .            177              88

Other assets:
  License, patents, and technology,
    net of amortization. . . . . . . . . .            696             746
  Goodwill, net. . . . . . . . . . . . . .            317           --
  Acquisition escrow . . . . . . . . . . .          --                100
  Other. . . . . . . . . . . . . . . . . .          --                 30
                                               ----------      ----------
        Total assets . . . . . . . . . . .     $    1,871           1,699
                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable . . . . . . . . . . . .     $    1,449             588
  Customer deposits. . . . . . . . . . . .             40           --
  Accrued payroll costs. . . . . . . . . .            450              81
  Accrued royalties. . . . . . . . . . . .            250           --
  Accrued expenses . . . . . . . . . . . .            399              71
  Deferred revenue . . . . . . . . . . . .             68           --
  Revolving line of credit . . . . . . . .            134           --
  Current maturities of notes payable -
    related party. . . . . . . . . . . . .            125           --
  Current maturities of notes payable. . .            970              75
                                               ----------      ----------
        Total current liabilities. . . . .          3,885             815

              AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                   (Formerly Bell National Corporation)
                  Consolidated Balance Sheets - CONTINUED



                                               Balance         Balance
                                             December 31,    December 31,
                                                1999            1998
                                             ------------    ------------

 Notes payable - related party,
  less current maturities. . . . . . . . .             26             156

 Stockholders' equity (deficit)
  Preferred Stock, $0.001 par value
    Authorized 5,000,000 shares;
    None issued and outstanding
  Common stock, no par value
    Authorized and issued 12,000,000
      shares in 1998 . . . . . . . . . . .          --              1,517
  Common stock, $0.001 par value;
    Authorized 50,000,000 shares;
    Issued and outstanding 19,027,570
      shares in 1999 . . . . . . . . . . .             19           --
  Additional paid in capital . . . . . . .          3,039           --
  Accumulated deficit. . . . . . . . . . .         (5,015)           (789)
  Accumulated comprehensive loss -
    Cumulative translation adjustment. . .            (83)          --
                                               ----------      ----------
        Total stockholders' equity
          (deficit). . . . . . . . . . . .         (2,040)            728
                                               ----------      ----------
        Total liabilities and stock-
          holders' equity (deficit). . . .     $    1,871           1,699
                                               ==========      ==========































                The accompanying notes are an integral part of these consolidated financial statements.

              AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                   (Formerly Bell National Corporation)
                   Consolidated Statements of Operations
             (Dollars in thousands, except per share amounts)




                                                            For the Period
                                                            March 16, 1998
                                                             (Inception)
                                           Year Ended          Through
                                           December 31,      December 31,
                                              1999              1998
                                           ------------     --------------

Net sales. . . . . . . . . . . . . . . .    $    1,040              --

Cost and expenses
  Cost of goods sold . . . . . . . . . .           542              --
  Research and development expenses. . .         1,782                181
  Selling, general and
    administrative expenses. . . . . . .         2,833                602
                                            ----------         ----------
                                                 5,157                783
                                            ----------         ----------

Operating loss . . . . . . . . . . . . .        (4,117)              (783)

Other income (expense)
  Interest (expense) - related party . .           (14)                (8)
  Interest (expense) . . . . . . . . . .           (72)             --
  Other, net . . . . . . . . . . . . . .           (23)                 2
                                            ----------         ----------
                                                  (109)                (6)
                                            ----------         ----------

Loss before income taxes . . . . . . . .        (4,226)              (789)

Income taxes . . . . . . . . . . . . . .         --                 --
                                            ----------         ----------

Net loss . . . . . . . . . . . . . . . .    $   (4,226)              (789)
                                            ==========         ==========

Basic and fully diluted net loss
  per common share . . . . . . . . . . .    $    (0.29)             (0.07)
                                            ==========         ==========

Weighted average number of
  common share outstanding . . . . . . .    14,336,667         12,000,000
                                            ==========         ==========















                The accompanying notes are an integral part of these consolidated financial statements.

              AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                   (Formerly Bell National Corporation)
              Consolidated Statements of Stockholders' Equity
                          (Dollars in thousands)


                                Common
                       Common   Stock   Addi-              Other    Total
               Pre-    Stock     par    tional   Accumu-  compre-   Stock-
              ferred   No par   value   Paid in  lated    hensive   holder
              Stock     value  $0.001   Capital  Deficit   loss     Equity
             -------  -------  -------  -------  -------  -------  -------
March 16,
 1998 (In-
 ception)    $  --       --       --       --       --       --       --
Equity of
 accounting
 acquiree                881                                          881
Contribution
 of asset
 in exchange
 for equity     --       245                       --       --        245
Sale of
 equity         --       391                       --       --        391
Net loss        --      --                         (789)    --       (789)
            -------  -------  -------  -------  -------  -------  -------
 Decem-
 ber 31,
 1998           --     1,517      --       --      (789)     --       728

Merger of
 Bell Nation-
 al into
 Ampersand
 Medical
 Corporation    --    (1,517)      12    1,505      --       --       --
Comprehensive
 Loss:
  Net loss      --       --       --             (4,226)     --    (4,226)
  Foreign
   currency
   transla-
   tion         --       --       --                --       (83)     (83)
                                                                   ------
Total compre-
 hensive loss                                                      (4,309)
Conversion of
 notes payable
 and accrued
 interest       --       --       --       126      --       --       126
Exercise of
 warrants       --       --         3       20      --       --        23
Warrants
 issued for
 services       --       --       --       126      --       --       126
Sale of
 common
 Stock, net
 of costs
 incurred       --       --         4      956      --       --       960
Restricted
 stock
 issued for
 services       --       --       --        21      --       --        21

              AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                   (Formerly Bell National Corporation)
        Consolidated Statements of Stockholders' Equity - CONTINUED
                          (Dollars in thousands)


                                Common
                       Common   Stock   Addi-              Other    Total
               Pre-    Stock     par    tional   Accumu-  compre-   Stock-
              ferred   No par   value   Paid in  lated    hensive   holder
              Stock     value  $0.001   Capital  Deficit   loss     Equity
             -------  -------  -------  -------  -------  -------  -------
Options
 issued
 to non-
 employees
 for services   --       --       --        54      --       --        54
Compensation
 expense
 related
 to SAR's       --       --       --       231      --       --       231
            -------  -------  -------  -------  -------  -------  -------
Decem-
 ber 31,
 1999       $   --       --        19    3,039   (5,015)     (83)  (2,040)
            =======  =======  =======  =======  =======  =======  =======


























                The accompanying notes are an integral part of these consolidated financial statements.

              AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                   (Formerly Bell National Corporation)
                   Consolidated Statements of Cash Flows
                          (Dollars in thousands)
                                                            For the Period
                                                            March 16, 1998
                                                             (Inception)
                                           Year Ended          Through
                                           December 31,      December 31,
                                              1999              1998
                                           ------------     --------------
Operating Activities:
  Net loss . . . . . . . . . . . . . . . .   $  (4,226)              (789)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization. . . . .         292                 36
    Loss on disposal of equipment. . . . .          21              --
    Stock, warrants, and options issued
      to non-employees for services. . . .         201              --
    Compensation expense related to
      Stock Appreciation Rights. . . . . .         231              --
    Changes in assets and liabilities:
      Accounts receivable, net . . . . . .        (398)             --
      Inventories. . . . . . . . . . . . .         (62)             --
      Refundable taxes . . . . . . . . . .        (131)             --
      Deposits, prepaids and other
        assets . . . . . . . . . . . . . .         111               (158)
      Accounts payable . . . . . . . . . .         861                588
      Customer deposits. . . . . . . . . .          40              --
      Deferred revenue . . . . . . . . . .          68              --
      Accrued royalties. . . . . . . . . .         250              --
      Accrued expenses . . . . . . . . . .         697                 59
                                            ----------         ----------

Net cash used in operating activities. . .      (2,045)              (264)

Cash used in investing activities:
  Payments for acquisitions. . . . . . . .        (500)             --
  Expenditures for license,
    patents and technology . . . . . . . .         (25)              (501)
  Purchase of fixed assets . . . . . . . .        (144)              (100)
                                            ----------         ----------

Net cash used in investing activities. . .        (669)              (601)

Cash flows from financing activities:
  Proceeds from issuance of
    convertible notes payable. . . . . . .       1,146                250
  Proceeds from revolving line
    of credit, net of payments . . . . . .         134              --
  Payment of notes payable -
    related party. . . . . . . . . . . . .        (130)               (19)
  Proceeds from issuance of common
    stock, net of costs incurred . . . . .         983                391
  Net cash acquired. . . . . . . . . . . .       --                   943
                                            ----------         ----------
Net cash provided by
  financing activities . . . . . . . . . .       2,133              1,565
Effect of exchange rate changes
  on cash. . . . . . . . . . . . . . . . .         (83)             --
                                            ----------         ----------
Net increase (decrease) in cash
  and cash equivalents . . . . . . . . . .        (664)               700
Cash and cash equivalents at
  beginning of period. . . . . . . . . . .         700              --
                                            ----------         ----------
Cash and cash equivalents at
  end of period. . . . . . . . . . . . . .  $       36                700
                                            ==========         ==========

              AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                   (Formerly Bell National Corporation)
             Consolidated Statements of Cash Flows - CONTINUED


                                                            For the Period
                                                            March 16, 1998
                                                             (Inception)
                                           Year Ended          Through
                                           December 31,      December 31,
                                              1999              1998
                                           ------------     --------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . .  $        5              --
  Income taxes . . . . . . . . . . . . . .       --                 --
                                            ==========         ==========

















































                The accompanying notes are an integral part of these consolidated financial statements.

                       AMPERSAND MEDICAL CORPORATION
                   (Formerly Bell National Corporation)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1999



NOTE 1.     THE COMPANY AND BASIS OF PRESENTATION

      Ampersand Medical Corporation ("Ampersand" and together with its subsidiaries the "Company") was incorporated in Delaware on December 15, 1998, as a wholly owned subsidiary of Bell National Corporation. At the Annual Meeting of Bell National on May 25, 1999, stockholders approved the merger of Bell National into Ampersand. The merger was affected on May 26, 1999 and Bell National ceased its existence. At the Annual Meeting, stockholders also approved an increase in the authorized shares of Common Stock of the Company from 20,000,000 to 50,000,000 shares.

      From a historical perspective prior to its merger into the Ampersand, Bell National Corporation ("Bell National") was incorporated in California on October 1, 1958. Through 1985, its principal subsidiary was Bell Savings and Loan Association ("Bell Savings"), a state chartered savings and loan association. On July 25, 1985, the Federal Home Loan Bank Board appointed the Federal Savings & Loan Insurance Corporation ("FSLIC") as receiver of Bell Savings. At the same time, the assets of Bell Savings were transferred to a new, unrelated, federally chartered mutual savings and loan association, Bell Federal. The FSLIC's action followed shortly after a determination that Bell Savings had a negative net worth. On August 20, 1985, Bell National filed a voluntary petition under Chapter 11 of the Bankruptcy Code. A plan of reorganization was approved by the Bankruptcy Court, and became effective June 29, 1987.

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

      On December 4, 1998, Bell National acquired InPath, LLC, a development-stage company engaged in the design and development of medical instruments and related tests. In the acquisition, Bell issued 4,288,790 shares of Common Stock and warrants to purchase 3,175,850 shares of Common Stock to the members of InPath in exchange for their units of membership interest in InPath and the senior executives of InPath assumed management control of the Company. Subsequent to the annual meeting of the stockholders on May 25, 1999, all of the warrants were exercised and exchanged for shares of Common Stock in the Company.

      Also on December 4, 1998, pursuant to a Claims Settlement Agreement of the same date, Bell National issued shares of Common Stock to each of two individuals and two corporations in settlement of debts that Bell National owed to them. In the transaction, the Bell National issued:
210,000 shares of Common Stock to Alexander M. Milley to settle a debt of $63,000 owed to him for his services as Chairman of the Board and Secretary of Bell National under an Employment Agreement dated November 20, 1989; 463,333 shares of Common Stock to Robert C. Shaw to settle a debt of $139,000 owed to him for his services as President and Treasurer of Bell National under an Employment Agreement dated November, 20 1989; 600,000 shares of Common Stock to Cadmus Corporation ("Cadmus") to settle a debt of $180,000 owed to it for management services provided to Bell National; and 503,333 shares of Common Stock to MMI to settle a debt of $151,000 owed to it as rent for office space and as payment for management services provided to Bell National.

      Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition was accounted for as a reverse acquisition whereby InPath is deemed to have acquired Bell National. However, Bell National was the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes, until its merger into Ampersand in May 1999. Because the Bell National was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition was recorded as the issuance of stock for the net monetary assets of Bell National, accompanied by a recapitalization and no goodwill or other intangible assets were recorded. Accordingly, the Consolidated Financial Statements presented hereunder only include the operations of InPath from March 16, 1998 (inception) and the operations of Bell National and the Company from December 4, 1998.

      In December 1998, the Company formed a French limited liability company subsidiary, Samba Technologies, Sarl ("Samba"), for the purpose of acquiring the automated image cytometry and tele-medicine technology used in the business of the Samba department of Unilog Regions, SA, a French company engaged in the design, development, and installation of commercial software programs and networks for business applications. Samba completed the acquisition of the department's assets on January 4, 1999, and at the same time entered into employment arrangements with the former department employees. Since the acquisition, Samba has continued to develop and market the image cytometry and tele-medicine products previously developed and marketed by the department.

      The Company has incurred significant net losses since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its acquiring substantial additional financing. Management's plans include efforts to obtain additional capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, management may be required to curtail the Company's product development and other activities and may be forced to cease operations.

      During January 2000, upon receipt of cleared funds received under the 1999 Private Placement, the Company completed the sale of an additional 1,712,120 shares of Common Stock for total gross proceeds of $565,000.

      In January 2000, the Board of Directors authorized the Company to raise a minimum of $5,000,000 in new equity at a sales price per share of $1.50. The proceeds of this new offering will be used to fund acquisitions of additional technology, clinical trials, costs to carry the InPath System's disposable and instrument designs through the manufacturing process, and general corporate purposes. As of March 28, 2000, the Company has sold 759,997 shares for total gross cash proceeds of $1,140,000.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include Ampersand Medical Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

      USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      REVENUE RECOGNITION. The Company will recognize revenue upon shipment of product to customers, or in the case of sales of software by its wholly owned subsidiary Samba Technologies, Sarl., upon shipment if persuasive evidence of an arrangement exists; sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

      Revenue from ongoing client maintenance is recognized ratably over the post-contract support term, which is twelve months. Revenue from training services and professional services is recognized when the service is completed. Revenue from implementation and installation services is recognized using the percentage of completion method. The Company calculates percentage of completion based on the estimated total number of hours of service required to complete an implementation project and the number of actual hours of service rendered. Implementation and installation services are completed within 120 days.

      CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     INVENTORY. Inventories are stated at the lower of cost (first-in, first-out method) or market.

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

     GOODWILL. Goodwill is amortized using the straight-line method over three years. Amortization expense for 1999 related to goodwill was approximately $167,000.

      RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to operations as incurred. The Company conducts a portion of its research activities under contractual arrangements with scientists, researchers, universities, and other independent third parties.

      FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's foreign operations is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars using year-end exchange rates, and all revenues and expenses are translated using weighted-average exchange rates during the year. The amount of foreign currency translation is not material to the results of operations and the financial position of the Company.

      LOSS PER SHARE. Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. The Company's calculation of dilutive net loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares include stock options and warrants. The weighted-average number of options and warrants to purchase common stock using the treasury stock method for 1999 and 1998 were 24,000 and zero shares, respectively.

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

     OTHER COMPREHENSIVE INCOME (LOSS). Translation adjustments related to the Company's foreign operations are included in other comprehensive loss and reported separately in stockholders' equity.

      STOCK COMPENSATION. As permitted by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company uses the intrinsic value method to account for stock options as set fourth in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25).


NOTE 3.     PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31 (in thousands):

                                                     1999        1998
                                                    ------      ------
Furniture and fixtures                              $   48          21
Laboratory equipment                                    91          41
Computer and communications equipment                   91          25
Leasehold improvements                                   0          13
                                                    ------      ------
                                                       230         100
Less accumulated depreciation and amortization         (53)        (12)
                                                    ------      ------
     Total                                          $  177          88
                                                    ======      ======

NOTE 4.     OTHER ASSETS

      Other assets include the following at December 31 (in thousands):

                                                     1999        1998
                                                    ------      ------

License                                             $  746         745
Goodwill                                               475        --
Patent costs                                            50          25
                                                    ------      ------
                                                     1,271         770
Less accumulated amortization                         (258)        (24)
                                                    ------      ------
    Total                                           $1,013         746
                                                    ======      ======

NOTE 5.  ACCRUED EXPENSES

      Accrued expenses includes the following December 31 (in thousands):

                                                     1999        1998
                                                    ------      ------
Accrued payroll and related costs                   $  450          81
Accrued royalties                                      250         --
Accrued interest                                        52           5
Accrued interest - related party                        18           3
Accrued taxes                                          110         --
Deferred revenue                                        68         --
Reserve for warranty                                    28         --
Other accrued expenses                                 191          63
                                                    ------      ------
    Total                                           $  917         152
                                                    ======      ======


NOTE 6.     NOTES PAYABLE - RELATED PARTIES

      On September 1, 1998, the Company issued a note payable in the amount of $175,000 to Mr. Peter P. Gombrich, its Chairman and CEO, in payment for funds advanced to the Company. The note is due September 1, 2003 and interest is payable at each anniversary date at the rate of 8% per annum. The note may be repaid at any time without penalty. Principal payments in the amount of $130,000 and $19,000 were made, during 1999 and 1998 respectively.

      On May 11, 1999, the Company borrowed $75,000 under a 6% Convertible Promissory Note to Leonard R. Prange, President, COO/CFO. The Note was issued under terms identical to all 6% Convertible Promissory Notes issued by the Company (see Note 7).

      On December 10, 1999, the Company borrowed $50,000 from Azimuth Corporation, a company controlled by Alexander M. Milley, a director and significant shareholder of the Company. The promissory note bears interest at the rate of 12% per annum and the principal along with accrued interest is convertible into the Common Stock of the Company at a conversion price of $0.20 per share. On February 22, 2000, Azimuth Corporation exercised its right to convert the principal amount of the note plus accrued interest due thereon in the amount of $1,250 into 256,250 shares of Common Stock of the Company.

      The carrying amount of notes payable approximates fair value at December 31, 1999 and 1998.

NOTE 7.     NOTES PAYABLE

      On August 28, 1998, the Company issued a note payable in the amount of $75,000 to its former outside legal counsel, Holleb & Coff in payment for legal services. The note is due on demand and interest accrues monthly at the rate of 12% per annum. The outstanding balance, plus accrued interest at December 31, 1999 is $87,000.

      In January 1999, the Board of Directors authorized the Company to raise up to $1,500,000 in debt or new equity to provide funding for current operations. Subsequently, on various dates between March 1, 1999 and June 29, 1999, the Company issued a series of interest bearing 6% Convertible Promissory Notes totaling $969,600, including a Note in the amount of $500,000 issued to Seaside Partners, L.P., a hedge fund which receives investment management services from Seaside Advisors, L.L.C., of which Dr. Denis M. O'Donnell, a director of the Company, is a member and manager, and a Note in the amount of $75,000 issued to Leonard R. Prange, President, COO/CFO (see Note 6 above), in exchange for cash. The maturity date of the Notes was January 28, 2000, subject to extension by the Company to June 30, 2000. On January 25, 2000, the Company notified the note-holders that it was extending the maturity date of the Notes until June 30, 2000.

      The Notes and accrued interest due thereon are automatically convertible into shares of Common Stock at a conversion price of $0.33 per share when the Company receives at least $5,000,000 from any additional debt or equity offerings, excluding the original $1,500,000 authorized by the Board. The conversion price may be lowered based on certain circumstances related to the pricing of future debt or equity offerings but may never be lowered below $0.20 per share. At December 31, 1999, the conversion price of the notes is $0.33 per share.

      In July 1999, the Company's wholly owned subsidiary, Samba, negotiated a Revolving Credit Line ("Revolver") with the Banc National de Paris ("BNP"). The terms of the Revolver provide that Samba may borrow in the form of an advance on payment against monthly billings, up to a maximum of 900,000 French Francs (approximately $140,000). The terms of the Revolver require Samba to pay interest at the rate at Euribor plus 2.5% (currently equal to 6.1%) on advances outstanding under the Revolver and grant BNP a security interest in Samba accounts receivable. The Revolver is subject to renewal in June 2000. As of December 31, 1999 the outstanding amount under the revolver was approximately $134,000.


NOTE 8.     STOCKHOLDERS' EQUITY

      InPath, LLC was incorporated in the State of Delaware on March 16, 1998 as a limited liability company. The company sold membership units in the amount of $391,000 and received a contribution of an asset valued at $245,000 in exchange for membership units with a comparable value. On December 4, 1998, InPath was acquired by Bell National, predecessor to the Company in a transaction in which Bell National issued 4,288,790 shares of Common Stock and warrants to purchase an additional 3,175,850 shares of Common Stock to the members of InPath in exchange for their units of membership interest in InPath. The warrants were issued because Bell National did not have a sufficient amount of authorized Common Stock to complete the transaction. Subsequent to approval and ratification of the InPath/Bell National merger transactions, the merger of Bell National into the Company, and the increase in the authorized Common Stock of the Company to 50,000,000 at the Company's Annual Meeting on May 26, 1999, all of the warrants were converted into shares of Common stock of the Company.

      In conjunction with the InPath/Bell National merger transactions, and the subsequent merger of the Bell National into Ampersand, 696,570 shares of Common Stock, which had been designated "Class 4-B shares" (Class 4-B shares were without value) pursuant to certain legal proceedings, were cancelled. Class 4-B shares did not have voting rights and were not entitled to any distributions from the Company on liquidation or otherwise.

      As discussed in Note 1, the InPath acquisition was accounted for as a reverse acquisition whereby InPath was deemed to have acquired Bell National. Accordingly, while the number of shares of Common Stock reflects all shares currently outstanding, the amount recorded for Common Stock includes the value of the InPath membership equity of $636,000 and the net equity value of the Bell National and its subsidiaries as of December 4, 1998. The Accumulated deficit reflects the operations of InPath from March 16, 1998 through December 3, 1998 and of Ampersand and the consolidated Company from December 4, 1998 through December 31, 1999.

      At various dates between July 1, 1999 and December 31, 1999, the Company sold 3,989,848 shares of its Common Stock in Private Placement Offerings to accredited private investors at prices ranging from $0.20 per share to $0.33 per share. The Company received total gross proceeds of $1,001,400. (See Note 12 Subsequent Events)

      The Company has contracted with several advisory groups to assist it in conjunction with the sale of the 6% Convertible Subordinated Notes Due 2000 (See Note 7 Notes Payable) and Private Placements of Common Stock during 1999. Accordingly, the Company and is required to issue warrants to purchase 542,474 shares of Common Stock at a weighted-average exercise price of $0.25 to the advisory groups for their services. Denis M. O'Donnell, M.D., a director of the Company, is a member of Westgate Partners, L.L.C, an advisory group entitled to receive 155,455 warrants to purchase Common Stock at $0.363 per share.

      On July 15, 1999, the Company issued a warrant to Holleb & Coff, its former outside legal counsel, entitling the holder to purchase 250,000 shares of Common Stock of the Company. In October 1999 the Company issued a warrant to The Research Works, as consideration for the preparation of an investment research report on the Company, entitling the holder to purchase 70,000 shares of Common Stock at $0.33 per share.

      On December 10, 1999, the Company issued a $50,000 Promissory Note to Azimuth Corporation, a company controlled by Alexander M. Milley, a director and significant shareholder of the Company, in exchange for $50,000 in cash. The Note bears interest at the rate of 12% per annum and the principle along with accrued interest is convertible into the common stock of the Company at a conversion price of $0.20 per share. As additional compensation for the note, the Company issued Azimuth a warrant to purchase 50,000 shares of Common Stock at an exercise price of $0.33 per share. On February 22, 2000, Azimuth Corporation exercised its right to convert the principal amount of the Note plus accrued interest due thereon in the amount of $1,250 into 256,250 shares of common stock of the Company.

      The services, related to all of the warrants issued or committed to be issued were performed as of the date of grant or commitment to grant. The warrants are exercisable immediately. The fair value of the warrants, as calculated using the Black-Scholes method, was estimated at $344,000 at the date of the grant. During 1999, the Company recorded $126,000 of compensation expense for warrants issued for services.

      The Company issued 250,000 options to purchase Common Stock to non-employees during 1999 for consulting services. The options vest over three years and have exercise prices ranging from $0.394 and $0.406. The Company issued these options to consultants as consideration for consulting services that commenced during 1999 and will be completed in 2001. As the measurement date of these options had not been determined at December 31, 1999 the value of these options will be determined at the end of each interim period until the measurement date is determined. Accordingly, a fair value of $85,000 was calculated at December 31, 1999 using the Black-Scholes method. This value is charged to compensation expense over the term of the consulting agreement. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each period. During 1999, the Company recorded $54,000 of compensation expense.

      In August 1999, the Company awarded restricted shares of common stock to two outside consultants in accordance with the provisions of the Plan. Each award of 50,000 shares, vests over a period of time, ranging from the date of grant to three years. The consultant must maintain the consulting relationship with the Company, except in the case of change of control or termination by the Company without cause, during the entire vesting period.

The measurement date of these shares had not been determined at December 31, 1999 and therefore the value of these shares will be based on the market value of the Common Stock at the end of each interim period until the measurement date is determined. Accordingly, a fair value of $81,000 was calculated at December 31, 1999 using the Black-Scholes method and the Company recorded $11,000 as compensation in 1999.

      In applying the Black-Scholes method, the Company has used an expected dividend yield of zero, a risk-free interest rate of 5%, a volatility factor of 185% and a fair value of the underlying common shares of $0.8125 for options and restricted stock issued to consultants and the closing market price on the date of grant for warrants issued to consultants. The expected life equaled the term of the warrants, options, or restricted shares.

      At December 31, 1999 and 1998, the Company had 450,000 stock appreciation rights (SAR's) outstanding. These SAR's, issued in 1989, have an exercise price of $0.30 and can be exercised through November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by the Company prior to the exercise date. In lieu of making cash payments, the Company may elect to issue shares of Common Stock on a one share for one SAR basis. The Company has recorded compensation expense in the amount of $230,625 for the year ended December 31, 1999 to reflect the difference between the closing market price of the Company's common stock at December 31, 1999 and the exercise price of the SAR's.


NOTE 9.     LEASES

      The Company currently leases its Chicago, Illinois corporate headquarters and research offices under an operating lease expiring in 2004. The Company's wholly owned subsidiary, Samba Technologies, Sarl., leases office space in a suburb of Grenoble, France. Total rent expense, including expenses related to the Company's previous headquarters location and Samba's previous temporary office space, during the period ended December 31, 1999 was $61,000.

      Future minimum annual lease payments under the leases as of December 31, 1999 are (in thousands):

           YEAR                                     AMOUNT
           ----                                     -------
           2000                                       $92
           2001                                        95
           2002                                        84
           2003                                        74
           2004                                        57

NOTE 10.    INCOME TAXES

      Significant components of deferred income taxes consist of the following at December 31 (in thousands):

                                                   1999          1998
                                                  -------       ------
Deferred tax assets related to:
     Net operating loss carryforwards              $1,647       $  268
     Accrued interest                                   1            2
     Depreciation/amortization                          8            8
                                                  -------       ------
                                                    1,656          278
                    Less valuation reserve          1,656          278
                                                  -------       ------
Net deferred tax asset                            $  --         $ --
                                                  =======       ======

      Prior to the acquisition on December 4, 1998, the Company had significant net operating loss carryforwards (NOLs). These NOLs are not reflected in the Company's financial statements because the restrictions on the Company's ability to use these NOLs makes it highly unlikely the Company will realize any significant future tax benefit related to the NOLs.

      The NOLs for the year ended December 31, 1999 and the period from March 16, 1998 through December 31, 1998 expire in 2019 and 2018 respectively.


NOTE 11.    EQUITY INCENTIVE PLAN AND EMPLOYEE STOCK PURCHASE PLAN

      On May 25, 1999, stockholders approved the establishment of the 1999 Equity Incentive Plan (the "Plan") effective as of June 1, 1999. The Plan provides that the Board may grant various forms of equity incentives to directors, employees, and consultants, including but not limited to Incentive Stock Options, Non - Qualified Stock Options, Stock Appreciation Rights, and Restricted Stock Awards. Grants under the Plan are exercisable at Fair Market Value determined as of the date of grant in accordance with the terms of the Plan. Grants vest to recipients immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted to employees under the Equity Incentive Plan. No compensation cost was recorded during 1999 for options granted to employees as the exercise price approximated the fair value of the underlying Common Stock on the date of the grant.

      Had stock options been accounted for under the fair value method recommended by SFAS 123, the Company's net loss for the year ended
December 31, 1999 would have been $4,293,000 on a pro forma basis and a net loss per share of $0.30 on a pro forma basis.

      The fair value for these options used to compute pro forma net loss was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5%; dividend yield of zero; volatility factor of 185%; the market price of the Company's Common Stock on the date of grant; and a weighted average expected life of the options of 2.5 - 5.0 years.

      A summary of the Company's stock option activity, and related information for the years ended December 31, 1999 follows:

                                                               Weighted
                                                               Average
                                                               Exercise
                                                   Options      Price
                                                   --------    --------
Outstanding at beginning of year.                     --           --
Granted                                           1,035,000     $0.3964
Exercise                                              --           --
Forfeited                                           -15,000     $0.3937
                                                  ---------
Outstanding at end of year.                       1,020,000     $0.3964
                                                  =========
Exercisable at end of year.                         373,337     $0.3955
                                                  =========
Weighted average fair value of options
 granted during the year.                                       $0.4461

      At the Annual Meeting on May 25, 1999, the stockholders also approved the Employee Stock Purchase Plan. The Plan offers employees the opportunity to purchase shares of Common Stock of the Company, through a payroll deduction plan, at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the Plan is 200,000. During 1999 there was no activity in the Plan and no shares were purchased.


NOTE 12.    SUBSEQUENT EVENTS

      In January 2000, the Board of Directors authorized the Company to raise a minimum of $5,000,000 in new equity at a sales price per share of $1.50. The proceeds of this new offering will be used to fund acquisitions of additional technology, clinical trials, costs to carry the InPath System disposable and instrument designs through the manufacturing process, and general corporate purposes. As of March 28, 2000, the Company had sold 759,997 shares for a total gross cash proceeds of $1,140,000.

      See Note 13 Commitments and Contingencies for discussion of the Agreement to amend the Patent and Technology License Agreement between the Company's wholly owned subsidiary InPath, L.L.C., and AccuMed
International, Inc.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

      On March 29, 2000, to resolve a dispute between InPath and AccuMed International, Inc. (AccuMed) over a Patent and Technology License Agreement (the "License") dated September 4, 1998, including related payments due thereunder, the Company and AccuMed signed a Letter Agreement amending the License. The License, covering certain "Point of Care" related applications, requires the payment of a license issue fee of $500,000, against which InPath had made payments of $400,000, a 7% royalty rate, and minimum royalty payments. InPath is also required to make guaranteed minimum royalty payments of $1,000,000 each during the second and third years of the License, $1,500,000 each during the fourth and fifth years, and $2,000,000 each year thereafter. The License may not be cancelled by InPath, without the occurrence of a breach by AccuMed, prior to the payment of $5,000,000 in royalties or 5 years, whichever comes first. InPath may elect to terminate its exclusivity under the License upon written notice to AccuMed at which time its obligation to make the minimum required royalty payments shall cease. InPath would then only be obligated to make royalty payments based on actual sales of products.

      The new Agreement provides for the assignment of the License to the Company, elimination of the minimum royalty payment schedule, and a reduction in the royalty rate to 4%. The Company has agreed to make cash payments to AccuMed under the new Agreement totaling $600,000, issue a $100,000 convertible promissory note due one year from the date the License Amendment is signed, and issue 128,571 shares of Common Stock to AccuMed. The note is convertible, at AccuMed's option, into Common Stock at a conversion price of $3.50 per share and the Company has agreed to provide AccuMed with price protection equal to $3.50 per share on the 128,571 shares of Common Stock until a measurement date 60 days following the date on which the shares are registered and freely tradable. The cash payments are characterized as the final minimum license payment and advanced non-refundable royalty payments. The $100,000 principal amount of the note and the 128,571 shares of Common Stock to a value of $450,000 are also characterized as advanced non-refundable royalty payments. The amended License is expected to be completed within 30 days. The Company has also agreed to license an additional patent, software and related technology on a non-exclusive basis for use in certain automated screening applications. The Company will pay AccuMed $100,000 as a one time license fee 90 days after signing of the new license or at the time the patent, software, and related technology, is delivered to and accepted by the Company.

     Since the amendment to the License was not executed as of year end, the Company has continued to expense the minimum royalty payments, including $250,000 in 1999, due under the License.

      At December 31, 1999, the Company was contractually committed to pay approximately $467,000 to scientists, researchers, universities, and other independent third parties for services to be performed during 2000. These contractual commitments are cancelable by the Company for non-performance.

                       AMPERSAND MEDICAL CORPORATION

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                   Additions                       Balance
                      Balance at   charged to                      at end
                      beginning    costs and   Retire-   Other       of
Description           of period    expenses     ments    charges   period
-----------           ----------   ----------  -------   -------  --------

RESERVES AND
 ALLOWANCES DEDUCTED
 FROM ASSET ACCOUNTS

ALLOWANCE FOR
 UNCOLLECTABLE
 ACCOUNTS RECEIVABLE
Period from March 16,
 1998 (inception)
 through December 31,
 1998                       $  0         $  0      $  0     $  0     $   0
Year ended December 31,
 1999                       $  0         $ 20      $  0     $  0     $  20

RESERVES AND ALLOWANCES
 WHICH SUPPORT BALANCE
 SHEET CAPTION RESERVES

WARRANTY RESERVES

Period from March 16,
 1998 (inception)
 through  December 31,
 1998                       $  0         $  0      $  0     $  0     $   0

Year ended December 31,
 1999                       $  0         $ 28      $  0     $  0     $  28

                               EXHIBIT INDEX


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 10-K

Documents Filed as Part of Report

1.    FINANCIAL STATEMENTS
                                                                 Page
      Index to Financial Statements                              Number
      -----------------------------                             -------

      Report of Independent Auditors                                F-1

      Consolidated Balance Sheets at December 31,
        1999 and 1998                                        F-2 to F-3

      Consolidated Statements of Operations for the
        year ended December 31, 1999 and the period
        March 16, 1998 (inception) through
        December 31, 1998                                           F-4

      Consolidated Statements of Stockholders' Equity
        (Deficit) for the year ended December 31, 1999
        and the period March 16, 1998 (inception)
        through December 31, 1998                            F-5 to F-6

      Consolidated Statements of Cash Flows for the
        year ended December 31, 1999 and for the period
        March 16, 1998 (inception) through December 31,
        1998.                                                F-7 to F-9

      Notes to Consolidated Financial Statements            F-9 to F-19


2.    FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedule is failed as a part of this report as page F-20.

           Schedule II - Valuation and Qualifying Accounts.

      All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.    EXHIBITS

Exhibit
Number      Description
-------     -----------

2.1         Bell National Corporation Plan of Reorganization (Annex I).
(Incorporated herein by reference to Item 1 of the Bell National
Corporation Annual Report on Form 10-K for the period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987.)

2.2 Exchange Agreement dated December 4, 1998 among the Company, InPath, and the InPath Members. (Incorporated herein by reference to Appendix A to the Bell National Corporation Definitive Proxy Statement on
Schedule 14A, filed on April 30, 1999.)

2.3 Agreement and Plan of Merger of Bell National Corporation and the Company. (Incorporated herein by reference to Appendix C to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)

Exhibit
Number      Description
-------     -----------

3.1 Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Bell National Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

3.2 Bylaws of Bell National Corporation. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)

3.3         Certificate of Incorporation of the Company as amended.
(Incorporated herein by reference to Appendix D to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)

3.4 By-laws of the Company. (Incorporated herein by reference to Appendix E to the Bell National Corporation Definitive Proxy Statement on
Schedule 14A, filed on April 30, 1999.)

4.1 Form of Common Stock Purchase Warrant, as executed by Bell National Corporation on December 4, 1998 with respect to each of Mr. Gombrich, Theodore L. Koenig, William J. Ritger, Fred H. Pearson, Walter Herbst, AccuMed International, Inc., Northlea Partners Ltd., and Monroe Investments, Inc. (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

4.2 Stockholders Agreement dated December 4, 1998 among the Company, Winchester National, Inc., the InPath Members, and Mr. Milley, Mr. Shaw, Cadmus, and MMI (collectively, the "Claimants"). (Incorporated herein by reference to Exhibit 2 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

4.3 Form of Common Stock Purchase Warrant issued to Holleb & Coff on July 4, 1999 representing the right to purchase 250,000 shares of Common Stock of the Company in connection with legal services rendered.

4.4 Form of Common Stock Purchase Warrant issued to The Research Works on October 11, 1999 representing the right to purchase 70,000 shares of Common Stock of the Company in connection with the preparation of an investment research report.

4.5 Form of Common Stock Purchase Warrant issued to Azimuth Corporation on December 10, 1999 representing the right to purchase 50,000 shares of Common Stock of the Company as additional consideration for a 12% Convertible Promissory Note issued on the same date.

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

Exhibit
Number      Description
-------     -----------

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

10.6 Employment Agreement dated May 1, 1998 between Mr. Gombrich and InPath, LLC, as amended on December 4, 1998. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.8 Claims Agreement dated December 4, 1998 among the Company, the Claimants, and Liberty Associates Limited Partnership. (Incorporated herein by reference to Exhibit 4 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

10.9 Ampersand Medical Corporation Equity Incentive Plan established as of June 1, 1999. (Incorporated herein by reference to Appendix F to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, as filed on April 30, 1999.)

10.10 Ampersand Medical Corporation Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix G to the Bell National Corporation Definitive Proxy statement on Schedule 14A, as filed on April 30, 1999.)

10.11 Employment Agreement dated June 1, 1999 between Mr. Prange and the Company.

10.12 Lease Agreement between the Company and O.P., L.L.C. dated September 1, 1999 pertaining to the premises located at suite 305, 414 N. Orleans, Chicago, IL 60610.

10.13 Amendment to Lease Agreement between the Company and O.P., L.L.C. dated November 1, 199 pertaining to the premises at suite 300, 414
N. Orleans, Chicago, IL 60610.

10.14 Form of Note purchase Agreements dated between March 1, 1999 and June 29, 1999 between the Company and several purchasers.

10.15 Form of 6% Convertible Subordinated Note Due 2000, dated between March 1, 1999 and June 29, 1999 issued by the Company to several purchasers.

10.16 Schedule of purchasers of 6% Convertible Notes Due 2000, including dates and amount purchased.

10.17 Form of Senior Convertible Promissory Note issued to Azimuth Corporation on December 10, 1999.

10.18 Form of Restricted Stock Award of 50,000 shares of Common Stock issued to David A. Fishman, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting Agreement dated June 1, 1999.

Exhibit
Number      Description
-------     -----------

10.19 Form of Restricted Stock award of 50,000 shares of Common Stock issued to Arthur L. Herbst, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting Agreement dated July 1, 1999.

21.1        Subsidiaries of the Company.

27.1        Financial data schedule.