Form 10-Q
period 2000-03-31
AMPERSAND MEDICAL CORP
filed 2000-05-15
CIK 75439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2000.

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD    From ________ to ________

                          Commission File number 0-935

                          AMPERSAND MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                     36-4296006
    -------------------------------------             ------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                       414 North Orleans Street, Suite 305
                                Chicago, IL 60610
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 222-9550
                        ------------------------------
              (Registrant's telephone number, including area code)


                   -------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by the court. Yes       No
                                                     ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value per share-----29,058,228 shares as of April 28, 2000

                                      INDEX

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999

                  Consolidated Statements of Operations -- Three months ended March 31, 2000 and March 31, 1999

                  Consolidated Statements of Cash Flows -- Three months ended March 31, 2000 and March 31, 1999

                  Notes to Consolidated Financial Statements -- March 31, 2000

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

Part I.  Financial Information
         Item 1.  Financial Statements

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                      (Formerly Bell National Corporation)

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                MARCH 31,   DECEMBER 31,
                                                                  2000          1999
                                                               ---------   ------------
                                                              (UNAUDITED)
ASSETS
  Current assets:

    Cash and cash equivalents                                  $   211    $    36
    Accounts receivable, net of allowance of $20                   325        398
    Inventories                                                    163         62
    Refundable taxes                                               102        131
    Prepaid expenses                                               156         54
                                                               -------    -------
        Total current assets                                       957        681

  Fixed assets, net                                                225        177

  Other assets:
    License, patents, and technology, net of amortization          691        696
    Goodwill, net                                                  265        317
                                                               -------    -------
        Total assets                                           $ 2,138    $ 1,871
                                                               =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                           $ 1,169    $ 1,449
    Customer deposits                                               47         40
    Accrued payroll costs                                          302        450
    Accrued royalties                                              500        250
    Accrued expenses                                               358        399
    Deferred revenue                                                90         68
    Revolving line of credit                                        48        134
    Current maturities of notes payable - related party             75        125
    Current maturities of notes payable                            970        970
                                                               -------    -------
        Total current liabilities                                3,559      3,885

    Notes payable - related party, less current maturities        --           26

    Stockholders' equity (deficit)
    Common Stock, $0.001 par value;
        Authorized 50,000,000
        Issued and outstanding, 21,855,937 shares
          at March 31, 2000, 19,027,570 shares at
          December 31, 1999                                         22         19
    Additional Paid in capital                                   6,804      3,039
    Accumulated deficit                                         (8,154)    (5,015)
    Accumulated comprehensive loss -
        Cumulative translation adjustment                          (93)       (83)
                                                               -------    -------
        Total stockholders' equity (deficit)                    (1,421)    (2,040)
                                                               -------    -------
        Total liabilities and stockholders' equity (deficit)   $ 2,138    $ 1,871
                                                               =======    =======



The accompanying notes are an integral part of these consolidated financial statements.

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                      (Formerly Bell National Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                        THREE MONTHS      THREE MONTHS
                                                            ENDED             ENDED
                                                       MARCH 31, 2000    MARCH 31, 1999
                                                       --------------    --------------
Net Sales                                              $        362    $        311

Cost and expenses:
     Cost of goods sold                                         190             157
     Research and development expenses                          806             225
     Selling, general and administrative ex                   2,483             464
                                                       ------------    ------------
                                                              3,479             846
                                                       ------------    ------------

Operating loss                                               (3,117)           (535)

Other income (expense)
     Interest (expense) - related party                          (1)             (9)
     Interest (expense)                                         (20)           --
     Other, net                                                  (1)              1
                                                       ------------    ------------
                                                                (22)             (8)
                                                       ------------    ------------

Loss before income taxes                                     (3,139)           (543)

Income taxes                                                   --              --
                                                       ------------    ------------

Net loss                                               $     (3,139)   $       (543)
                                                       ============    ============

Basic and fully diluted net loss per common            $      (0.15)   $      (0.05)
                                                       ============    ============

Weighted average number of common shares outstanding     21,300,522      12,000,000
                                                       ============    ============




The accompanying notes are an integral part of these consolidated financial state

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                      (Formerly Bell National Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                           THREE MONTHS    THREE MONTHS
                                              ENDED           ENDED
                                          MARCH 31, 2000   MARCH 31, 1999
                                          --------------   --------------
Operating activities:

  Net loss                                   $(3,139)     $  (543)
  Adjustments to reconcile net loss to
    net cash used in operating activities;
    Depreciation and amortization                 88           41
    Stock, warrants, and options issued
      to non-employees for services              342         --
    Compensation expense related to
      stock appreciation rights                1,519         --
    Changes in assets and liabilities:
     Accounts receivable, net                     73         (143)
     Inventories                                (101)         (67)
     Deposits, prepaids and other asset          (73)        (152)
     Accounts payable                           (280)          86
     Customer deposits                             7          109
     Deferred revenue                             22           27
     Accrued royalties                           250         --
     Accrued expenses                           (189)         155
                                             -------      -------
Net cash used in operating activities         (1,481)        (487)

Cash used in investing activities
  Payments for acquisitions                     --           (508)
  Expenditure for license, patents and
    technology                                   (12)          (9)
  Purchase of fixed assets                       (65)         (42)
                                             -------      -------
Net cash used in investing activities            (77)        (559)

Cash flows from financing activities
  Proceeds from issuance of convertible         --            500
  Proceeds from revolving line of credit,
    net of payments                              (86)        --
  Payment of notes payable - related pa          (26)
  Proceeds from issuance of common stock,
    net of costs incurred                      1,855         --
                                               -----      -------
Net cash provided by financing activiti        1,743          500
Effect of exchange rate changes on cash          (10)         (59)
                                             -------      -------
Net increase (decrease) in cash and cas          175         (605)
Cash and cash equivalents at beginning            36          700
                                             -------      -------
Cash and cash equivalents at of period       $   211      $    95
                                             =======      =======

  Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                 $     2      $   -
                                             ========     =======


  The accompanying notes are an integral part of these financial statements.

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           (Unaudited March 31, 2000)

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Ampersand Medical Corporation and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

NOTE B.  OVERVIEW

Ampersand Medical Corporation ("Ampersand" and together with its subsidiaries the "Company") was incorporated in Delaware on December 15, 1998, as a wholly owned subsidiary of Bell National Corporation. At the Annual Meeting of Bell National on May 25, 1999, the stockholders approved the merger of Bell National into Ampersand. The merger was affected on May 26, 1999 and Bell National ceased its existence. At the Annual Meeting, the stockholders also approved an increase in the authorized shares of Common Stock of the Company from 20,000,000 to 50,000,000 shares.

From a historical perspective prior to its merger into Ampersand, Bell National Corporation ("Bell National") was incorporated in California on October 1, 1958. Through 1985, its principal subsidiary was Bell Savings and Loan Association ("Bell Savings"), a state chartered savings and loan association. On July 25, 1985, the Federal Home Loan Bank Board appointed the Federal Savings & Loan Insurance Corporation ("FSLIC") as receiver of Bell Savings. At the same time, the assets of Bell Savings were transferred to a new, unrelated, federally chartered mutual savings and loan association, Bell Federal. The FSLIC's action followed shortly after a determination that Bell Savings had a negative net worth. On August 20, 1985, Bell National filed a voluntary petition under Chapter 11 of the Bankruptcy Code. A plan of reorganization was approved by the Bankruptcy Court, and became effective June 29, 1987.

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

Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition has been accounted for as a reverse acquisition whereby InPath is deemed to have acquired Bell National. However, Bell National was the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes, until its merger into Ampersand in May 1999. Because Bell National was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition has been recorded as the issuance of stock for the net monetary assets of Bell National, accompanied by a recapitalization and no goodwill or other intangible assets were recorded

In December 1998, the Company formed a French limited liability company subsidiary, Samba Technologies, Sarl ("Samba"), for the purpose of acquiring the automated image cytometry and tele-medicine technology used in the business of the Samba department of Unilog Regions, SA, a French company engaged in the design, development and installation of commercial software programs and networks for business application. Samba completed the acquisition of the department's assets on January 4, 1999, and at the same time entered into employment arrangements with the former department employees and assumed the day to day operations. Since the acquisition, Samba has continued to develop and market the image cytometry and tele-medicine products previously developed and marketed by the department.

The Company has incurred significant net losses since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern may depend upon its acquiring additional financing. Management's plans include efforts to obtain additional capital. The Company was successful in raising approximately $1,855,000 during the first three months of 2000, and an additional $4,190,000 during the month of April 2000 (see Note G Subsequent Events) to finance its operations. In addition, the holder of a Senior Subordinated Note converted the $50,000 principal and $1,250 in accrued interest due thereon into shares of Common Stock thus reducing the Company's outstanding liabilities. On April 28, 2000 the Company automatically converted $969,600 of 6% Convertible Subordinated Notes Due 2000 plus $62,000 in accrued interest due thereon into Common Stock also reducing the Company's outstanding liabilities (see Note G Subsequent Events). However, there can be no assurance that the Company will continue to be successful in raising capital should the need for such capital arise in the future. If the Company is unable to obtain additional financing, should the need arise, or generate profitable sales revenues, management may be required to curtail the Company's product development and other activities and may be forced to cease operations.

NOTE C.  NOTES PAYABLE RELATED PARTIES

On September 1, 1998 the Company issued a note payable in the amount of $175,000 to Mr. Peter P. Gombrich, its Chairman and CEO, in payment for funds advanced to the Company. Principal payments in the amount of $130,000 and $19,000 were made during 1999 and 1998 respectively. The remaining principal balance of $26,000 plus $15,600 in accrued interest over the entire life of the note was repaid during the quarter.

On May 11, 1999 the Company borrowed $75,000 under a 6% Convertible Subordinated Note to Leonard R. Prange, President, COO/CFO. The Note was issued under terms identical to all 6% Convertible Subordinated Notes issued by the Company. The Note plus accrued interest due thereon was automatically converted into Common Stock of the Company on April 28, 2000 (see Note G Subsequent Events).

On December 10, 1999 the Company borrowed $50,000 from Azimuth Corporation, a company controlled by Alexander M. Milley, a director and significant shareholder of the Company, under a convertible senior subordinated promissory note. On February 22, 2000 Azimuth Corporation exercised its right to convert the principal amount of the note plus accrued interest due thereon in the amount of $1,250 into 256,250 shares of Common Stock of the Company.

NOTE D.  NOTES PAYABLE

On August 28, 1998, the Company issued a note payable in the amount of $75,000 to its former outside legal counsel, Holleb & Coff in payment for legal services. The note is due on demand and interest accrues monthly at the rate of 12% per annum. The outstanding balance, plus accrued interest at March 31, 2000 is $89,250.

In January 1999, the Board of Directors authorized the Company to raise up to $1,500,000 in new equity or debt to provide funding for current operations. Subsequently, on various dates between March 1, 1999 and June 29, 1999, the Company issued a series of interest bearing 6% Convertible Promissory Notes totaling $969,600, including a Note in the amount of $500,000 issued to Seaside Partners, L.P., a hedge fund which receives investment management services from Seaside Advisors, L.L.C., of which Dr. Denis M. O'Donnell, a director of the Company, is a member and manager, and a Note in the amount of $75,000 issued to Leonard R. Prange, President, COO/CFO (see Note C above), in exchange for cash. The maturity date of the Notes was January 28, 2000, subject to extension by the Company to June 30, 2000. On January 25, 2000, the Company notified the note-holders that it was extending the maturity date of the Notes until June 30, 2000. On April 28, 2000 the Company met the requirements for automatic conversion and the Notes plus accrued interest due thereon converted into shares of Common Stock (see Note G Subsequent Events).

In July 1999, the Company's wholly owned subsidiary, Samba, negotiated a Revolving Credit Line ("Revolver") with the Banc National de Paris (BNP). The terms of the Revolver provide that Samba may borrow, in the form of an advance on payment against monthly billings, up to a maximum of 900,000 French Francs, approximately $140,000. The terms of the Revolver require Samba to pay interest at Euribor plus 2.5%, (currently equal to 7.85%) on advances outstanding under the Revolver and grant BNP a security interest in Samba accounts receivable. The Revolver is subject to renewal in June 2000. As of March 31, 2000 the amount outstanding under the Revolver was approximately $48,000.

NOTE E.  STOCKHOLDERS EQUITY

During January 2000, upon receipt of cleared funds received under a 1999 Private Placement Offering, the Company completed the sale of 1,712,120 shares of Common Stock for total gross proceeds of $565,000.

In January 2000, the Board of Directors authorized the Company to raise a minimum of $5,000,000 in new equity, at a price of $1.50 per share. As of March 31, 2000, the Company had sold 859,997 shares of Common Stock for total gross proceeds of $1,290,000. The Offering was completed on April 28, 2000 (see Note G Subsequent Events).

On February 22, 2000 Azimuth Corporation exercised its right to convert the $50,000 principal amount of a Note plus $1,250 in accrued interest due thereon into 256,250 shares of Common Stock of the Company, at a conversion price of $0.20 per share.

The Company issued 250,000 options to purchase Common Stock to non-employees for consulting services during 1999. The options vest over three years and have exercise prices of $0.394 and $0.406. The Company issued these options to consultants as consideration for services that commenced during 1999 and will be completed in 2001. As the measurement date of these options had not been determined at March 31, 2000 the value of these options will be determined at the end of each interim until the measurement date is determined. Accordingly, a fair value of $1,013,000 was calculated at March 31, 2000 using the Black-Scholes method. This value is charged to consulting expense over the term of the consulting agreement. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each period. For the three-month period ended March 31, 2000 the Company recorded $226,000 as consulting expense.

In January 2000 the Company issued 25,000 options to purchase Common Stock to a non-employee for consulting services. The options were for consulting services completed as of the date of the grant. The options vested immediately and have an exercise price of $0.921. The fair value of the options, as calculated using the Black-Scholes method, was estimated at $23,000 as of the date of the grant. The Company recorded the entire $23,000 amount as compensation expense for the three-months ended March 31, 2000.

In August 1999, the Company awarded restricted shares of Common Stock to two outside consultants in accordance with the provisions of the Plan. Each award of 50,000 shares vests over a period of time, ranging from the date of grant to three years. The consultant must maintain the consulting relationship with the Company, except in the case of change of control or termination by the Company without cause, during the entire vesting period. The measurement date of these shares had not been determined at March 31, 2000 and therefore the value of these shares will be based on the market value of the Common Stock at the end of each interim reporting period until the measurement date is determined. Accordingly, a fair value of $418,000 was calculated at March 31, 2000 using the Black-Scholes method. This value is charged to expense over the term of the consulting agreement. For the three-month period ended March 31, 2000 the Company recorded $93,000 as consulting expense.

In applying the Black-Scholes method, the Company has used an expected dividend yield of zero, a risk-free interest rate of 5%, a volatility factor of 185% and a fair value of the underlying common shares of $4.1875 for options and restricted stock issued to consultants and the closing market price on the date of grant for warrants issued to consultants. The expected life equaled the term of the options or restricted shares.

At March 31, 2000 and December 31, 1999, the Company had 450,000 stock appreciation rights (SAR's) outstanding. These SAR's, issued in 1989, have an exercise price of $0.30 and can be exercised through November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by the Company prior to the exercise date. In lieu of making cash payments, the Company may elect to issue shares of Common Stock on a one share for one SAR basis. The Company has recorded a compensation expense in the amount of $1,518,750 for the three-months March 31, 2000 to reflect the difference between the respective closing market prices of the Company's common stock at March 31, 2000 and December 31, 1999 and the exercise price of the SAR's.

NOTE F.  EQUITY INCENTIVE PLAN AND EMPLOYEE STOCK PURCHASE PLAN

The Ampersand Medical Corporation 1999 Equity Incentive Plan provides that the Board may grant various forms of equity incentives, including but not limited to Incentive Stock Options, Non - Qualified Stock Options, Stock Appreciation Rights, and Restricted Stock Awards, to employees, directors, and consultants of the Company.

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

Shares Available The maximum number of shares that may be issued under the 1999 Plan is 2,000,000.

A summary of the Company's stock option activity as of March 31, 2000 follows:


                                                                                     Weighted Average
                                                                    Options            Exercise Price
                                                                 -----------          ---------------
Outstanding at Beginning of year                                   1,020,000              $0.3964
Granted during the quarter                                           125,000              $0.9210
Exercised                                                                ---
Forfeited                                                                ---
                                                                 -----------
Outstanding at March 31, 2000                                      1,145,000              $0.4537
                                                                 ===========


The Ampersand Medical Employee Stock Purchase Plan offers employees the opportunity to purchase shares of Common Stock of the Company, through a payroll deduction plan, at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the Plan is 200,000. As of March 31, 2000 there was no activity in the Plan.

NOTE G.  SUBSEQUENT EVENTS

Between April 1, 2000 and April 30, 2000 the Company sold 2,793,333 shares of Common Stock at $1.50 generating total gross proceeds to the Company of $4,190,000. These sales completed the Private Placement Offering begun in January 2000.

As of result of the completion of the above Private Placement Offering, the Company met the minimum new funding requirement specified in the 6% Convertible Subordinated Note Agreement. $969,600 of the Notes and $61,658 of accrued interest due thereon, was automatically converted into 5,156,294 shares of Common Stock at a conversion price of $0.20 per share. The conversion price was computed in accordance with the provisions of the Notes and represented an adjustment of the original conversion price.

On April 10, 2000 the Company received $23,100 to exercise a warrant held by The Research Works to purchase 70,000 of Common Stock at an exercise price of $0.33 per share.

NOTE H.  COMMITMENTS AND CONTINGENCIES

On March 29, 2000, to resolve a dispute between InPath and AccuMed International, Inc. (AccuMed) over a Patent and Technology License Agreement (the "License") dated September 4, 1998, including related payments due thereunder, the Company and AccuMed signed a Letter Agreement amending the License. The License, covering certain "Point of Care" related applications, requires the payment of a minimum license fee of $500,000, against which InPath had made payments of $400,000, a 7% royalty rate, and minimum royalty payments. InPath is also required to make guaranteed minimum royalty payments of $1,000,000 each during the second and third years of the License, $1,500,000 each during the fourth and fifth years, and $2,000,000 each year thereafter. The License cannot be cancelled by InPath without the occurrence of a breach by AccuMed, prior to the payment of $5,000,000 in royalties or 5 years, whichever comes first. InPath may elect to terminate its exclusivity under the License upon written notice to AccuMed at which time its obligation to make the minimum required royalty payments cease. InPath would then only be obligated to make royalty payments based on actual sales of products.

The new Agreement provides for the assignment of the License to the Company, elimination of the minimum royalty payment schedule, and a reduction in the royalty rate to 4%. Upon signing the new Agreement, the Company paid AccuMed the remaining $100,000 minimum license fee, and agreed to make additional payments totaling $500,000, issue a $100,000 convertible promissory note due one year from the date the License Amendment is signed, and issue 128,571 shares of Common Stock to AccuMed. The note is convertible at AccuMed's option into Common Stock, at a conversion price of $3.50 per share and the Company has agreed to provide AccuMed with price protection equal to $3.50 per share on the 128,571 shares of Common Stock until a measurement date 60 days following the date on which the shares are registered and freely tradable. The additional cash payments are characterized as advanced non-refundable royalty payments. The $100,000 principle amount of the note and the 128,571 shares of Common Stock to a value of $450,000 are also characterized as advanced non- refundable royalty payments. The Company has also agreed to license an additional patent, software and related technology on a non-exclusive basis for use in certain automated screening applications. The Company will pay AccuMed $100,000 as a one time license fee 90 days after signing of the new license or at the time the patent, software, and related technology, is delivered to and accepted by the Company.

Since the amendment to the License was not executed as of March 31, 2000, the Company has continued to expense the minimum royalty payments, including $250,000 during the three-months ended March 31, 2000, due under the License.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

OVERVIEW

See Note B to the Consolidated Financial Statements for background and historical information on the Company. The Company is primarily engaged in the design and development of new products to serve the market for cancer screening. With the exception of the software products and services marketed by the Company's wholly owned subsidiary, Samba Technologies, Sarl, all other products have not as yet been introduced to the market for sale.

REVENUES

The Company's revenue for the three-months ended March 31, 2000 amounting to $362,000 was derived entirely from the sale of Samba products and services, and represents an increase of 16% over revenues of $311,000 for the three-months ended March 31, 1999. The average exchange rate between the U.S. Dollar and the Euro (the currency to which Samba's operating currency, the French Franc, is fixed) reflects a decline in the value of the Euro to the U.S. Dollar of over 13% from the three-months ended March 31, 1999 to the three-months ended March 31, 2000. This decline in currency value reduced the translated value of Samba revenue by approximately $50,000 and therefore reduced the percentage increase in revenue for the quarter by approximately 50%.

COST AND EXPENSES

         COST OF GOODS SOLD

Cost of goods sold for the three-months ended March 31, 2000 amounted to $190,000 an increase of 21% over the $157,000 reported for the quarter ended March 31, 1999. The costs for both periods were entirely related to Samba products and services. The slight reduction in gross profit on a quarter to quarter comparison reflects a small change in the hardware software/service mix.

         RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $806,000 for the three-months ended March 31, 2000. These costs represent contracted development and consulting services, manufacturing design services, contract research, and in-house development personnel, laboratory expense, and research administration. R & D costs for the three-months ended March 31, 1999 were $225,000. The increase of $581,000, or 258%, represents increased development cost of the instrument and disposable components of the Company's InPath System for cervical cancer screening. The development ramp-up began in the third quarter of 1999 and has continued at a pace intended to get the Company's products into clinical trials as soon as possible. During the three-months ended March 31, 2000 the Company also recorded non-cash R & D consulting expense of $319,000 to reflect the current market value of options and restricted stock granted to non-employee consultants during 1999. The options and stock are related to services to be performed by the consultants over a three-year period and the charge for the 2000-quarter reflects the adjusted amortization of their current value over the period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,483,000 for the three-months ended March 31, 2000, an increase of $2,019,000, or 435%, over the $464,000 reported for the three-months ended March 31, 1999. During the three-months ended March 31, 2000 the Company recorded a non-cash compensation charge of $1,519,000 to reflect the value of outstanding SARs at March 31, 2000. The Company recorded an additional non-cash compensation charge of $23,000 to reflect the fair value of options granted to a non-employee consultant for services already completed. The Company also recorded $250,000 in royalty expense related to the Patent and Technology License (see Note H Commitments and Contingencies). These three charges represent approximately 89% of the total quarter to quarter increase. The balance of the increase reflects the larger scale of operations of the Company during the period.

         OTHER INCOME AND EXPENSE

The Company incurred approximately $21,000 in interest expense during the three-month period ended March 31, 2000, an increase of $12,000, or 133%, over the $9,000 reported for the three-months ended March 31, 1999. The increase reflects the higher amount of 6% Convertible Notes outstanding during the three months ending March 31, 2000 compared to the three months ending March 31, 1999.

         NET LOSS

The net loss for the three-months ended March 31, 2000 was $3,139,000, or $0.15 per share on 21,300,522 weighted average shares outstanding. The net loss for the three-months ended March 31, 1999 was $543,000, or $0.05 per share on 12,000,000 shares outstanding. $1,816,000, or 70%, of the net loss increase in the 2000-quarter is directly related to the recording of non-cash compensation and consulting expenses related to options, restricted stock, and outstanding SARs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for research, development and design expenses of its InPath System products and the conversion of those designs through the process of clinical trials and manufacturing. At March 31, 2000 the Company had cash on hand of $211,000, an increase of $175,000 over cash on hand at the previous year-end. During April 2000, the Company received an additional $4,190,000 in total gross proceeds from the sale of Common Stock in a Private Placement Offering.

During January 2000, upon receipt of $565,000 the Company completed the sale of Common Stock under a 1999 Private Placement Offering.

In January 2000, the Board of Directors authorized the Company to raise a minimum of $5,000,000 in new equity, at a price of $1.50 per share. As of March 31, 2000 the Company had received $1,290,000 in total gross proceeds under this offering.

On February 22, 2000 Azimuth Corporation exercised its right to convert the $50,000 principal amount of a note plus $1,250 in accrued interest into shares of Common Stock of the Company.

On April 10, 2000 the Company received $23,100 to exercise a warrant to purchase Common Stock held by The Research Works (see Note G Subsequent Events).

As a result of the completion of the above mentioned $5,000,000 Private Placement Offering, $969,600 in principal of 6% Convertible Subordinated Notes Due 2000 plus $61,658 in accrued interest was automatically converted into Common Stock of the Company (see Note G Subsequent Events).

During the three months ended March 31, 2000 the Company's wholly owned subsidiary, Samba Technologies, Sarl, reduced borrowings under its revolving credit by $86,000.

On March 29, 2000, to resolve a dispute between InPath and AccuMed International, Inc. (AccuMed) over a Patent and Technology License Agreement (the "License") dated September 4, 1998, including related payments due thereunder, the Company and AccuMed signed a Letter Agreement amending the License. The License, covering certain "Point of Care" related applications, requires the payment of a minimum license fee of $500,000, against which InPath had made payments of $400,000, a 7% royalty rate, and minimum royalty payments. InPath is also required to make minimum royalty payments of $1,000,000 each during the second and third years of the License, $1,500,000 each during the fourth and fifth years, and $2,000,000 each year thereafter. The License cannot be cancelled by InPath without the occurrence of a breach by AccuMed, prior to the payment of $5,000,000 in royalties or 5 years, whichever comes first. InPath may elect to terminate its exclusivity under the License upon written notice to AccuMed at which time its obligation to make the minimum required royalty payments cease. InPath would then only be obligated to make royalty payments based on actual sales of products.

The new Agreement provides for the assignment of the License to the Company, elimination of the minimum royalty payment schedule, and a reduction in the royalty rate to 4%. Upon signing the new Agreement, the Company paid AccuMed the remaining $100,000 minimum license fee, and agreed to make additional payments totaling $500,000, issue a $100,000 convertible promissory note due one year from the date the License Amendment is signed, and issue 128,571 shares of Common Stock to AccuMed. The note is convertible at AccuMed's option into Common Stock, at a conversion price of $3.50 per share and the Company has agreed to provide AccuMed with price protection equal to $3.50 per share on the 128,571 shares of Common Stock until a measurement date 60 days following the date on which the shares are registered and freely tradable. The additional cash payments are characterized as advanced non-refundable royalty payments. The $100,000 principle amount of the note and the 128,571 shares of Common Stock to a value of $450,000 are also characterized as advanced non- refundable royalty payments. The Company has also agreed to license an additional patent, software and related technology on a non-exclusive basis for use in certain automated screening applications. The Company will pay AccuMed $100,000 as a one time license fee 90 days after signing of the new license or at the time the patent, software, and related technology, is delivered to and accepted by the Company.

Since the amendment to the License was not executed as of March 31, 2000, the Company has continued to expense the minimum royalty payments, including $250,000 during the three-months ended March 31, 2000, due under the License.

The Company has incurred significant net losses since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern may depend upon its acquiring additional financing. Management's plans include efforts to obtain additional capital. The Company has been successful in raising new equity and reducing debt through the conversion of notes and accrued interest into Common Stock as outlined above. However, there can be no assurance that the Company will continue to be successful in raising capital should the need for such capital arise in the future. If the Company is unable to obtain additional financing, should the need arise, or generate profitable sales revenues, management may be required to curtail the Company's product development and other activities and may be forced to cease operations.

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

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial statements is the potential loss in fair value arising from adverse changes in interest rates. The Company does not engage in any hedge transactions or use derivative financial instruments to reduce its exposure to interest rate changes since all of the Company's indebtedness is financed at fixed rates. At March 31, 2000, the carrying amount of the Company's debt instruments approximated their fair value. In addition, as of March 31, 2000, the Company was not exposed to any material foreign-currency, commodity-price, equity-price or other type of market or price risk. The Company's wholly owned subsidiary, Samba, conducts the majority of its operations in Europe using EURO and local European currencies. At March 31, 2000 the Company has recorded a negative cumulative translation adjustment of ($83,000) reflecting the current valuation of the Company's investment in and current account with Samba.

Part II. Other Information

         Item 1   Legal Proceedings

                  None

         Item 2   Changes in Securities

During the three-month period ended March 31, 2000, the Company sold 2,572,117 shares of Common Stock to several private investors for a total cash sales price of $1,855,000. The parties relied on the exemption contained in Section 4(2) of the Act to exempt the shares from registration under the Act. The Company did not engage in any general solicitation or advertising in connection with the sale. The private investors were "accredited investors" under the Act and were given access to the types of information that registration would disclose.

On February 22, 2000, Azimuth Corporation, a company controlled by Alexander M. Milley, a director and significant stockholder, exercised its right to convert the $50,000 principal plus $1,250 in interest due on a convertible note payable into 256,250 shares of Common Stock of the Company. The parties relied on the exemption contained in Section 4(2) of the Act to exempt the shares from registration under the Act.

         Item 3   Defaults on Senior Securities

                  None

         Item 4    Submission of Matters to Vote of Security Holders

                  None

         Item 5    Other Information

                  None

         Item 6   Exhibits and Reports on Form 8-K

                  Exhibits          The following exhibits are filed herewith:

                           Exhibit Number            Description
                                 27                  Financial Data Schedule

                  Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Ampersand Medical Corporation

                                      /s/ Leonard R. Prange
                                      ---------------------
                                      Leonard R. Prange
                                      ---------------------
                                      President, Chief Operating Officer, Chief
                                         Financial Officer and Secretary
                                               Principal Accounting Officer

Date:    May 15, 2000
         ------------