Form 10-Q
period 2000-06-30
AMPERSAND MEDICAL CORP
filed 2000-08-14
CIK 75439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   June 30, 2000
                                             -------------

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD   From_________________
to __________________

                          Commission File number 0-935

                          AMPERSAND MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                    36-4296006
  -------------------------------------            --------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                        414 N. Orleans Street, Suite 510
                                Chicago, IL 60610
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 222-9550
                                 --------------
              (Registrant's telephone number, including area code)

               414 N. Orleans Street, Suite 305, Chicago, IL 60610
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes     No
                         -----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value per share-----29,959,135 shares as of August 11, 2000

                                      INDEX

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 2000 and December 31, 1999

                  Consolidated Statements of Operations -- Six months ended June 30, 2000 and June 30, 1999 and three months ended June 30, 2000 and June 30, 1999

                  Consolidated Statements of Cash flows -- Six months ended June 30, 2000 and June 30, 1999

                  Notes to consolidated financial statements - June 30, 2000

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

Part I. Financial Information
        Item 1  Financial Statements


                 Ampersand Medical Corporation and Subsidiaries
                      (Formerly Bell National Corporation)

                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                                                     June 30,           December 31,
                                                                                       2000               1999
                                                                                   (Unaudited)
                                                                                   -----------          ------------
ASSETS
   Current assets:
        Cash and cash equivalents                                                      $ 56                  $ 36
        Accounts receivable, net of allowance of $ 21                                   325                   398
        Note receivable - related party                                               1,800                     -
        Inventories                                                                     204                    62
        Refundable taxes                                                                106                   131
        Deposits                                                                        160                     -
        Prepaid expenses                                                                 96                    54
                                                                                   ---------             ---------
                     Total current assets                                             2,747                   681


   Fixed assets, net                                                                    280                   177

   Other assets:
        Prepaid royalties                                                             1,020                     -
        License, patent, and technology, net of amortization                            679                   696
        Goodwill, net                                                                   225                   317
                                                                                   ---------             ---------
                     Total assets                                                   $ 4,951               $ 1,871
                                                                                   =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
        Accounts payable                                                              $ 939               $ 1,449
        Customer deposits                                                                46                    40
        Accrued payroll costs                                                           175                   450
        Accrued royalties                                                                 -                   250
        Accrued expenses                                                                323                   399
        Deferred revenue                                                                 83                    68
        Revolving line of credit                                                         58                   134
        Current maturities of notes payable - related party                               -                   125
        Current maturities of notes payable                                             175                   970
                                                                                   ---------             ---------
                     Total current liabilities                                        1,799                 3,885
                                                                                   ---------             ---------

Notes payable - related party, less current maturities                                    -                    26

Stockholders' Equity (deficit)
        Common stock, $0.001 par value;
            Authorized 50,000,000
            Issued and outstanding, 29,959,135 shares
              at June 30, 2000, 19,027,570 shares at                                     30                    19
              December 31, 1999
        Additional paid in capital                                                   12,054                 3,039
        Accumulated deficit                                                          (8,800)               (5,015)
        Accumulated comprehensive loss -
            Cumulative translation adjustment                                          (132)                  (83)
                                                                                   ---------             ---------
                     Total stockholder's equity (deficit)                             3,152                (2,040)
                                                                                   ---------             ---------
                     Total liabilities and stockholders' equity (deficit)           $ 4,951               $ 1,871
                                                                                   =========             =========


             The accompanying notes are an integral part of these consolidated financial statements


                 Ampersand Medical Corporation and Subsidiaries
                      (Formerly Bell National Corporation)

                      Consolidated Statements of Operations
                                   (Unaudited)
              (Dollars in thousands, except for per share amounts)

                                                                      Six Months                            Three Months
                                                                     Ended June 30,                         Ended June 30,
                                                                2000             1999                  2000               1999
                                                            -------------    -------------         ------------      -------------
Net Sales                                                   $        541     $         542         $        179      $        231

Cost and expenses
       Cost of goods sold                                            349               311                  159               154
       Research and development expenses                           1,319               514                  513               289
       Selling, general and administrative expenses                2,654             1,023                  171               559
                                                            -------------    -------------         ------------      -------------
                                                                   4,322             1,848                  843             1,002
                                                            -------------    -------------         ------------      -------------

Operating loss                                                    (3,781)           (1,306)                (664)             (771)

Other income (expense)
       Interest income                                                27                 -                   27                 -
       Interest (expense) - related party                             (2)              (17)                  (1)               (8)
       Interest (expense)                                            (28)              (14)                  (8)              (14)
       Other, net                                                     (1)               (1)                   -                (2)
                                                            -------------    -------------         ------------      -------------
                                                                      (4)              (32)                  18               (24)
                                                            -------------    -------------         ------------      -------------

Loss before income taxes                                          (3,785)           (1,338)                (646)             (795)

Income taxes                                                           -                 -                    -                 -
                                                            -------------    -------------         ------------      -------------
Net loss                                                    $     (3,785)    $      (1,338)        $       (646)     $       (795)
                                                            =============    =============         ============      =============

Basic and fully diluted net loss
       per common share                                     $      (0.15)    $       (0.11)        $      (0.02)     $      (0.06)
                                                            =============    =============         ============      =============

Weighted average number of
       common shares outstanding                              25,582,805        12,365,000           29,865,088        12,638,750
                                                            =============    =============         ============      =============


            The accompanying notes are an integral part of these consolidated financial statements.


                          Ampersand Medical Corporation
                      (Formerly Bell National Corporation)

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                     Six Months                Six Months
                                                                         Ended                    Ended
                                                                    June 30, 2000             June 30, 1999
                                                                    -------------             -------------
Operating activities:
       Net loss                                                        $ (3,785)              $ (1,338)
       Adjustments to reconcile net loss to
          net cash used in operating activities:
          Depreciation and amortization                                     142                     82
          Interest expense paid with stock                                   25
          Stock, warrants, and options issued
            to non-employees for services                                   271                      -
          Compensation expense related to
            stock appreciation rights                                     1,266                      -
          Changes in assets and liabilities
            Accounts receivable                                              73                   (191)
            Notes receivable                                             (1,800)                     -
            Inventories                                                    (142)                   (96)
            Prepaid royalties                                              (500)                     -
            Deposits, prepaids and other assets                            (193)                  (167)
            Accounts payable                                               (510)                   349
            Customer deposits                                                 6                     89
            Accrued royalties                                              (250)                     -
            Deferred revenue                                                 15                     29
            Accrued expenses                                               (249)                   242
                                                                       --------               --------
Net cash used in operating activities                                    (5,631)                (1,001)

Cash used in investing activities
       Expenditure for license, patent
          and technology                                                    (22)                  (497)
       Purchase of fixed assets                                            (139)                   (61)
                                                                       --------               --------
Net cash used in investing activities                                      (161)                  (558)
Cash flows from financing activities
       Proceeds from issuance of
          convertible notes                                                   -                    970
       Proceeds from revolving line of
          credit, net of payments                                           (76)                     -
       Payment of notes payable - related party                             (26)                    (1)
       Proceeds from issuance of common stock,
          net of costs incurred                                           5,963                     28
                                                                       --------               --------
Net cash provided by financing activities                                 5,861                    997
Effect of exchange rate changes on cash                                     (49)                   (78)
                                                                       --------               --------
Net increase (decrease) in cash and cash
       equivalents                                                           20                   (640)
Cash and cash equivalents at beginning of period                             36                    700
Cash and cash equivalents at end of period                             $     56               $     60
                                                                       ========               ========

       Supplemental Disclosure of Cash Flow Information:
          Cash paid during the period for:
             Interest                                                       $ 3                    $ -
                                                                       ========               ========

        The accompanying notes are an integral part of these consolidated financial statements



                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                            (Unaudited June 30, 2000)

NOTE A.            BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition has been accounted for as a reverse acquisition whereby InPath is deemed to have acquired Bell National. However, Bell National was the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes, until its merger into Ampersand in May 1999. Because Bell National was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition has been recorded as the issuance of stock for the net monetary assets of Bell National, accompanied by a recapitalization and no goodwill or other intangible assets were recorded

In December 1998, the Company formed a French limited liability company subsidiary, Samba Technologies, Sarl ("Samba"), for the purpose of acquiring the automated image cytometry and tele-medicine technology used in the business of the Samba department of Unilog Regions, SA, a French company engaged in the design, development and installation of commercial software programs and networks for business application. Samba completed the acquisition of the department's assets on January 4, 1999, and at the same time entered into employment arrangements with the former department employees and assumed the day-to-day operations. Since the acquisition, Samba has continued to develop and market the image cytometry and tele-medicine products previously developed and marketed by the department.

The Company has incurred significant net losses since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to implement its business plan and continue as a going concern. Management's plans include continuing efforts to obtain additional capital. During the first six months of 2000, the Company successfully raised approximately $5,963,000 to finance its operations. In addition, the holder of a Senior Subordinated Note converted the $50,000 principal and $1,250 in accrued interest due thereon into shares of Common Stock thus reducing the Company's outstanding liabilities. On April 28, 2000 the Company automatically converted $969,600 of 6% Convertible Subordinated Notes Due 2000 plus approximately $61,658 in accrued interest due thereon into Common Stock also reducing the Company's outstanding liabilities. However, there can be no assurance that the Company will continue to be successful in raising capital should the need for such capital arise in the future. If the Company is unable to obtain additional financing, should the need arise, or generate profitable sales revenues, management may be required to curtail the Company's product development and other activities and may be forced to cease operations.

NOTE C.            NOTE RECEIVABLE - RELATED PARTY

On April 28, 2000 the Company sold 1,333,333 shares of Common Stock at $1.50 per share for total proceeds of $2,000,000, to Seaside Partners, LP, a hedge fund which receives investment management services from Seaside Advisor, L.L.C., of which Dr. Denis O'Donnell, a director of the Company, is a member and manager, as part of the January 2000 Private Placement Offering. In lieu of cash, the Company agreed to accept payment for the stock in the form of a $2,000,000 Promissory Note (the"Note"). The Note was due July 27, 2000 and bears interest at the rate of 8% per annum. The Note may be prepaid in part or in full without penalty, and the due date may be extended by mutual consent of both parties. In addition the Company retains possession of the stock certificates representing the purchased shares until the Note is paid in full. The Subscription Agreement under which the shares were purchased and the related promise to pay shall not be voidable or cancelable for any reason or circumstance whatsoever. During June 2000, Seaside made two partial principal payments against the Note of $100,000. Additional partial principal payments of $450,000 were received during the month of July 2000, and the Company agreed to extend the term of the remaining Note balance for an additional term of 30 days to August 26, 2000.

NOTE D.            PREPAID ROYALTIES

On June 9, 2000 the Company and AccuMed International, Inc. signed an Amendment to a Patent and Technology License Agreement dated September 4, 1998. Under the Amendment the Company paid AccuMed $500,000 in cash, agreed to issue a Convertible Promissory Note, effective June 9, 2000, in the principal amount of $100,000 and authorized its transfer agent to issue 128,571 shares of Common Stock to AccuMed. The Amendment characterizes the $500,000 cash payment, the $100,000 principal amount of the note (see Note F below), and the fair value of the Common Stock up to a maximum of $450,000, or $3.50 per share, as non-refundable advance royalty payments. The Company had previously recorded a liability and related expense for minimum royalty payments due under the original License totaling $500,000, which was reclassified to prepaid royalties in accordance with the Amendment. The Company recorded a fair value of $385,713 for the shares issued. Under the Amendment, the Company has agreed to price protect the shares up to the maximum fair value level provided. The Company recorded a liability of $64,287 to reflect the potential cost of the price protection guarantee as of the date of issuance of the shares.

NOTE E.            NOTES PAYABLE - RELATED PARTIES

On September 1, 1998 the Company issued a note payable in the amount of $175,000 to Mr. Peter P. Gombrich, its Chairman and CEO, in payment for funds advanced to the Company. Principal payments in the amount of $130,000 and $19,000 were made during 1999 and 1998 respectively. The remaining principal balance of $26,000 plus $15,600 in accrued interest over the entire life of the note was repaid during the first quarter of 2000.

On May 11, 1999 the Company borrowed $75,000 under a 6% Convertible Subordinated Note to Leonard R. Prange, President, COO/CFO. The Note was issued under terms identical to all 6% Convertible Subordinated Notes issued by the Company. The Note plus accrued interest due thereon was automatically converted into Common Stock of the Company on April 28, 2000.

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

NOTE F.            NOTES PAYABLE

On August 28, 1998, the Company issued a note payable in the amount of $75,000 to its former outside legal counsel, Holleb & Coff in payment for legal services. The note is due on demand and interest accrues monthly at the rate of 12% per annum. The outstanding balance, plus accrued interest at June 30, 2000 is $91,500.

In January 1999, the Board of Directors authorized the Company to raise up to $1,500,000 in new equity or debt to provide funding for current operations. Subsequently, on various dates between March 1, 1999 and June 29, 1999, the Company issued a series of interest bearing 6% Convertible Promissory Notes totaling $969,600, including a Note in the amount of $500,000 issued to Seaside Partners, L.P., a hedge fund which receives investment management services from Seaside Advisors, L.L.C., of which Dr. Denis M. O'Donnell, a director of the Company, is a member and manager, and a Note in the amount of $75,000 issued to Leonard R. Prange, President, COO/CFO (see Note E above), in exchange for cash. The maturity date of the Notes was January 28, 2000, subject to extension by the Company to June 30, 2000. On January 25, 2000, the Company notified the note holders that it was extending the maturity date of the Notes until June 30, 2000. On April 28, 2000 the Notes plus accrued interest due thereon were automatically converted into shares of Common Stock.

In July 1999, the Company's wholly owned subsidiary, Samba, negotiated a Revolving Credit Line ("Revolver") with the Banc National de Paris (BNP). The terms of the Revolver provide that Samba may borrow, in the form of an advance on payment against monthly billings, up to a maximum of 900,000 French Francs, approximately $140,000. The terms of the Revolver require Samba to pay interest at Euribor plus 2.5%, (currently equal to 7.65%) on advances outstanding under the Revolver and grant BNP a security interest in Samba accounts receivable. The Revolver was renewed for an additional twelve months in June 2000. As of June 30, 2000 the amount outstanding under the Revolver was approximately $58,000.

On June 9, 2000, the Company agreed to issue a convertible promissory note, effective June 9, 2000, to AccuMed International, Inc. The note, which is due on March 29, 2001, has a principal amount of $100,000, bears interest at the rate of 11%, and is convertible, at the option of AccuMed, into Common Stock of the Company at the rate of $3.50 per share. The note was issued in conjunction with an Amendment to a Patent and Technology License Agreement between the Company and AccuMed (dated September 4, 1998) dated June 9, 2000. The License Amendment specifies that the principal amount of the note shall be characterized as a prepaid royalty payment (see Note D above).

NOTE G.            STOCKHOLDERS EQUITY

During January 2000, upon receipt of cleared funds received under a 1999 Private Placement Offering, the Company completed the sale of 1,712,120 shares of Common Stock for total gross proceeds of $565,000.

In January 2000, the Board of Directors authorized the Company to raise a minimum of $5,000,000 in new equity, at a price of $1.50 per share. Between February 7, 2000 and April 30, 2000, the closing date, the Company sold 3,583,333 shares of Common Stock for total proceeds of $5,375,000 under this Private Placement Offering.

The 6% Convertible Subordinated Notes issued by the Company during 1999 contained a clause which provided for the automatic conversion of the Notes plus any accrued interest due thereon into Common Stock of the Company when a minimum requirement of $5,000,000 in new equity was met. On April 28, 2000, the Company reached the minimum new equity requirement as a result of the above mentioned Private Placement Offering. Accordingly, on that date the Notes, including $969,600 of principal and $61,658 of accrued interest due thereon, were automatically converted into 5,156,294 shares of Common Stock at a conversion price of $0.20 per share. The conversion price was computed in accordance with the provisions of the Notes and represented an adjustment of the original conversion price.

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

On June 9, 2000 the Company signed an Amendment to a License and Technology Agreement dated September 4, 1998. Under the Amendment the Company was required to, among other things, issue 128,571 shares of Common Stock to AccuMed International, Inc. A fair value of $385,713 was recorded to equity to cover the issued shares. Under the Amendment the Company has agreed to price protect the value of these shares up to a maximum of $3.50 per share for a period of up to 60 days following the date on which the shares become freely tradable.

During 1999, the Company issued options to purchase 250,000 shares of Common Stock, 70,000 of which were subsequently cancelled in 2000, to non-employees for consulting services. The options vest over three years and have exercise prices of $0.394 and $0.406 per share. The Company issued these options to consultants as consideration for services that commenced during 1999 and will be completed in 2001. During 2000, the Company issued additional options to purchase 20,000 shares of Common Stock to non-employees for consulting services. These later options also vest over three years and have an exercise price of $2.6675 per share. These options were issued as consideration for services that commenced during 2000 and will be completed during 2002. As the measurement date of all of these outstanding options had not been determined at June 30, 2000 the value of these options will be determined at the end of each interim period until the measurement date is determined. Accordingly, a fair value of $700,000 was calculated at June 30, 2000 using the Black-Scholes method. This value is charged to consulting expense over the term of the consulting agreement. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each period. For the six-month period ended June 30, 2000 the Company recorded $152,000 as consulting expense.

In January 2000 the Company issued options to purchase 25,000 shares of Common Stock to a non-employee for consulting services. The options were for consulting services completed as of the date of the grant. The options vested immediately and have an exercise price of $0.921. The fair value of the options, as calculated using the Black-Scholes method, was estimated at $23,000 at the date of the grant. The Company recorded the entire $23,000 amount as compensation expense for the three-month period ended March 31, 2000.

In August 1999, the Company awarded restricted shares of Common Stock to two outside consultants in accordance with the provisions of the Plan. Each award of 50,000 shares vests over a period of time, ranging from the date of grant to three years. The consultant must maintain the consulting relationship with the Company, except in the case of change of control or termination by the Company without cause, during the entire vesting period. The measurement date of these shares had not been determined at June 30, 2000 and therefore the value of these shares will be based on the market value of the Common Stock at the end of each interim reporting period until the measurement date is determined. Accordingly, a fair value of $350,000 was calculated at June 30, 2000 using the Black-Scholes method. This value is charged to expense over the term of the consulting agreement. For the six-month period ended June 30, 2000 the Company recorded $95,933 as consulting expense.

In applying the Black-Scholes method, the Company has used an expected dividend yield of zero, a risk-free interest rate of 5%, a volatility factor of 185% and a fair value of the underlying common shares of $3.625 for options and restricted stock issued to consultants and the closing market price on the date of grant for warrants issued to consultants. The expected life equaled the term of the options or restricted shares.

At June 30, 2000 and December 31, 1999, the Company had 450,000 stock appreciation rights (SAR's) outstanding. These SAR's, issued in 1989, have an exercise price of $0.30 and can be exercised through November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by the Company prior to the exercise date. In lieu of making cash payments, the Company may elect to issue shares of Common Stock on a one share for one SAR basis. The Company has recorded a compensation expense in the amount of $1,265,625 for the six-months June 30, 2000 to reflect the difference between the respective closing market prices of the Company's common stock at June 30, 2000 and December 31, 1999 and the exercise price of the SAR's.

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

REVENUES

The Company's revenue of $541,000 for the six-month period ended June 30, 2000 compared to $542,000 for the six-month period ended June 30, 1999. Revenues for both periods were derived entirely from the sale of Samba products. The average exchange rate between the U.S. Dollar and the Euro (the currency to which Samba's operating currency, the French Franc, is fixed) for the current six-month period reflects a decline in the value of the Euro to the U.S. Dollar of approximately 13% from the previous year's six-month period. This decline reduced the translated value of Samba's revenue for the current six-month period by approximately $69,000. The Company's revenue for the three-months ended June 30, 2000, amounting to $179,000, declined $52,000 from revenues of $231,000 for the three-months ended June 30, 1999. Approximately 50% of the decline was the result of the decrease in the exchange rate with the balance resulting from a short-term delay in the completion of customer orders. Revenue for the current year three-month period reflects a decline of approximately 50% compared to revenue for the immediately preceding three-month period. This decline is the result of the variability in the timing of contracts received and completed from period to period.

COST AND EXPENSES

         COST OF GOODS SOLD

Cost of goods sold for the six months ended June 30, 2000 amounted to $349,000 an increase of 12% over the $311,000 reported for the six-months ended June 30, 1999. Cost of goods sold for the three-months ended June 30, 2000 amounting to $159,000 was approximately equal to the cost of goods sold as reported for the three-month period ended June 30, 1999. The amounts for the current year's, six and three-month, periods are also affected by the currency valuation issues outlined under revenues. The costs for both periods were entirely related to Samba products and services. The reductions in gross profit for the current, six and three-month periods compared to the prior year periods, is the result of changes in product mix of services and hardware on contracts completed during the periods. Gross margin for the three-months ended June 30, 2000 declined to 11% from the 33% reported for the three-months ended March 31, 2000. This decline is the result of changes in product mix for the quarter and lower quarter revenues versus fixed costs.

         RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $1,319,000 for the six-months ended June 30, 2000. These costs represent contracted development and consulting services, manufacturing design services, contract research, and in-house development personnel, laboratory expense, and research administration. R & D costs for the six-months ended June 30, 1999 were $514,000. The increase of $805,000, or 157%, represents increased development cost of the instrument and disposable components of the Company's InPath System for cervical cancer screening. The development ramp-up began in the third quarter of 1999 and has continued at a pace intended to get the Company's products into clinical trials as soon as possible. During the six-months ended June 30, 2000 the Company also recorded non-cash R & D consulting expense of $248,000 to reflect the current market value of options and restricted stock granted to non-employee consultants during 1999. The options and stock are related to services to be performed by the consultants over a three-year period and the charge for the six-month period reflects the adjusted amortization of their current value over the period

Research and development expenses for the three-months ended June 30, 2000 were $513,000 representing an increase of 78% over the $289,000 reported for the three-months ended June 30, 1999. This increase was the result of the ramp-up development efforts previously described. The R & D expenses for the three-months ended June 30, 2000 declined approximately $292,000 from similar expenses for the three-months ended March 31, 2000. The primary reason for the decline was the elimination of non-cash R & D expense during the current period related to the above options and stock awards. Since the Common Stock market value declined slightly between the end of the first quarter and the end of the second quarter, no additional expense, in fact there was a slight reversal of previous expense, was recorded for the quarter. In addition the termination of certain consulting contracts and the cancellation of 70,000 options to purchase Common Stock related to those contracts resulted in a reversal of previously recorded non-cash R & D consulting expense of approximately $78,000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,654,000 for the six-months ended June 30, 2000, an increase of $1,631,000, or 159%, over the $1,023,000 reported for the six-months ended June 30, 1999. During the six-months ended June 30, 2000 the Company recorded a non-cash compensation charge $1,265,000 to reflect the value of outstanding SARs at June 30, 2000. The Company also recorded an additional non-cash compensation charge of $23,000 to reflect the fair value of options granted to a non-employee consultant for services already completed. These non-cash charges were offset by the reclassification of $250,000 of previously recorded royalty expense to prepaid royalties. The reclassification was the result of the settlement of a dispute related to a Patent and Technology License Agreement between the Company and AccuMed International, Inc. These three items represent approximately 64% of the total increase for the current six-month period. The balance of the increase reflects the larger scale of operations of the Company during the period.

Selling, general and administrative expenses were $171,000 for the three-months ended June 30, 2000, a decline of $388,000 from the $559,000 for the three-months ended June 30, 1999. This decline was the net result of the reclassification of $500,000 in previously recorded royalty expense to prepaid royalties and a reduction of $254,000 in the previously recorded non-cash compensation related to the value of outstanding SARs offset by an increase in the overall scale of the operations of the Company. Selling, general, and administrative expenses for the three-months ended June 30, 2000 declined $2,312,000 from similar expenses for the three-months ended March 31, 2000. This declined was primarily the result of a reduction in quarter-to-quarter non-cash compensation expenses related to the value of SARs of $1,773,000 and the reclassification of $500,000 in previously recorded royalty expense to prepaid royalty.

         OTHER INCOME AND EXPENSE

The Company incurred $30,000 and $31,000 in interest expense during each of the six-month periods ended June 30, 2000 and 1999. During the six-month period ended June 30, 2000 the Company earned interest income of approximately $27,000 from a note receivable.

The Company incurred $9,000 in interest expense for the three-months ended June 30, 2000 compared to $22,000 for the three-months ended June 30, 1999. The reduction in interest expense reflects the conversion of outstanding 6% Notes into Common Stock during the period. The Company earned $27,000 in interest income from a note receivable during the 2000 period.

Interest expense for the three-months ended June 30, 2000 declined $12,000 from the three-months ended March 31, 2000 primarily as the result of the conversion of outstanding 6% Notes into Common Stock on April 28, 2000.

         NET LOSS

The net loss for the six-months ended June 30, 2000 was $3,785,000, or $0.15 per share, on 25,582,805 weighted average outstanding shares. The net loss for the six-months ended June 30, 1999 was $1,338,000, or $0.11 per share, on 12,365,000 weighted average shares outstanding. The net loss for the three-months ended June 30, 2000 was $646,000, or $0.02 per share on 29,865,088 weighted average shares outstanding. The net loss for the three-months ended June 30, 1999 was $795,000, or $0.06 per share on 12,638,750 shares outstanding. $1,536,000, or
41%, of the net loss increase in the 2000 six-month period is directly related to the recording of non-cash compensation and consulting expenses related to options, restricted stock, and outstanding SARs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for research, development and design expenses of its InPath System products and the conversion of those designs through the process of clinical trials and manufacturing. At June 30, 2000 the Company had cash on hand of $56,000, an increase of $20,000 over cash on hand at the previous year-end. The Company also held a note receivable due July 31, 2000 amounting to $1,827,000, including accrued interest.

During January 2000, upon receipt of $565,000 the Company completed the sale of Common Stock under a 1999 Private Placement Offering.

In January 2000, the Board of Directors authorized the Company to raise a minimum of $5,000,000 in new equity, at a price of $1.50 per share. The Company completed the Private Placement Offering on April 30, 2000 the Company having received $5,375,000 in proceeds between February and April 2000.

On February 22, 2000 Azimuth Corporation exercised its right to convert the $50,000 principal amount of a note plus $1,250 in accrued interest into shares of Common Stock of the Company.

On April 10, 2000 the Company received $23,100 to exercise a warrant to purchase Common Stock held by The Research Works.

As a result of the completion of the above-mentioned January Private Placement Offering, $969,600 in principal of 6% Convertible Subordinated Notes Due 2000 plus $61,658 in accrued interest due thereon was automatically converted into Common Stock of the Company.

During the six-months ended June 30, 2000 the Company's wholly owned subsidiary, Samba Technologies, Sarl, reduced borrowings under its revolving credit by $76,000.

On March 29, 2000, to resolve a dispute between InPath and AccuMed International, Inc. (AccuMed) over a Patent and Technology License Agreement (the "License") dated September 4, 1998, including related payments due thereunder, the Company and AccuMed signed a Letter Agreement amending the License. The original License, covering certain "Point of Care" related applications, requires the payment of a minimum license fee of $500,000, against which InPath had made payments of $400,000, and a 7% royalty rate. The original license also requried InPath to make minimum royalty payments of $1,000,000 each during the second and third years of the License, $1,500,000 each during the fourth and fifth years, and $2,000,000 each year thereafter. The original License cannot be cancelled by InPath, without the occurrence of a breach by AccuMed, prior to the payment of $5,000,000 in royalties, or 5 years, whichever comes first. InPath may elect to terminate its exclusivity under the original License upon written notice to AccuMed at which time its obligation to make the minimum required royalty payments cease. InPath would then only be obligated to make royalty payments based on actual sales of products.

The new Amendment provides for the assignment of the License to the Company, elimination of the minimum royalty payment schedule, while retaining the $5,000,000 minimum royalty payment due over the 20-year life of the License, and a reduction in the royalty rate to 4%. Upon signing the Letter Agreement to amend the license, the Company paid AccuMed the remaining $100,000 minimum license fee, and agreed to make additional payments totaling $500,000, issue a $100,000 convertible promissory note due one year from the date the License Amendment is signed, and issue 128,571 shares of Common Stock to AccuMed. The note is convertible at AccuMed's option into Common Stock, at a conversion price of $3.50 per share and the Company has agreed to provide AccuMed with price protection equal to $3.50 per share on the 128,571 shares of Common Stock until a measurement date 60 days following the date on which the shares are registered and freely tradable. The additional cash payments are characterized as advanced non-refundable royalty payments. The $100,000 principle amount of the note and the 128,571 shares of Common Stock to a value of $450,000 are also characterized as advanced non- refundable royalty payments.

The Amendment to the License was executed on June 9, 2000, the additional $500,000 cash payment was made, the Company agreed to issue the $100,000 note payable, and the 128,571 shares of Common Stock were issued. At the same time the Company reclassified minimum royalty payments previously expensed, including $250,000 during the three-months ended March 31, 2000 and $250,000 during the final quarter of 1999, due under the License to prepaid royalties in accordance with the terms of the License Amendment.

The Company has incurred significant net losses since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to implement its business plan and continue as a going concern unless management obtains additional capital or acquires other sources of financing. Management's plans include continuing efforts to obtain additional capital. The Company has been successful in raising new equity and reducing debt through the conversion of notes and accrued interest into Common Stock as outlined above. However, there can be no assurance that the Company will continue to be successful in raising capital should the need for such capital arise in the future. If the Company is unable to obtain additional financing, should the need arise, or generate profitable sales revenues, management may be required to curtail the Company's product development and other activities and may be forced to cease operations.

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

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial statements is the potential loss in fair value arising from adverse changes in interest rates. The Company does not engage in any hedge transactions or use derivative financial instruments to reduce its exposure to interest rate changes since all of the Company's indebtedness is financed at fixed rates. At June 30, 2000, the carrying amount of the Company's debt instruments approximated their fair value. In addition, as of June 30, 2000, the Company was not exposed to any material foreign-currency, commodity-price, equity-price or other type of market or price risk. The Company's wholly owned subsidiary, Samba, conducts the majority of its operations in Europe using EURO and local European currencies. At June 30, 2000 the Company has recorded a negative cumulative translation adjustment of ($132,000) reflecting the current valuation of the Company's investment in and current account with Samba.

Part II. Other Information

         Item 1   Legal Proceedings

                  None

         Item 2   Changes in Securities

During the three-month period ended June 30, 2000, the Company sold 2,756,666 shares of Common Stock to several private investors for a total cash sales price of $4,135,000. The shares were not registered under the Securities Act of 1933, as amended, (the"Act') in reliance upon the exemption contained in Section 4(2) of the Act and regulations promulgated under the Act. The Company did not engage in any general solicitation or advertising in connection with the sale. The private investors were "accredited investors" as defined under the Act and were given access to the types of information required by Regulation D.

On April 10, 2000 the Company received proceeds of $23,100 as the result of the exercise of a warrant to purchase 70,000 shares of Common Stock held by The Research Works. The warrant shares were not registered under the Act in reliance upon the exemption contained in Section 4(2) of the Act.

On April 28, 2000, all outstanding 6% Convertible Subordinated Notes Due 2000 totaling $969,600 in principal plus accrued interest due thereon of $61,658 were automatically converted into 5,156,294 shares of Common Stock. The original Notes, issued and the shares issued upon such conversion, were not registered under the ACT, in reliance upon the exemption contained in Section 4(2) of the Act.

         Item 3   Defaults on Senior Securities

                  None

         Item 4   Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 23, 2000. The tabulation of the stockholders vote on each proposal presented for vote was as follows:

         Proposal 1:  To elect five nominated directors:

                    Nominee                In Favor               Withheld
                    -------                --------               --------

           John Abeles, M.D.              19,571,614                 17,000
           Peter Gombrich                 19,571,614                 17,000
           Alexander Milley               19,420,099                168,515
           Denis O'Donnell, M.D.          19,571,614                 17,000
           Robert Shaw                    18,581,665             1,006,949

         Proposal 2: To approve Amendment No.1 to the Ampersand Medical Corporation 1999 Equity Incentive Plan to increase the number of shares of Common Stock allocated to the Plan from 2,000,000 shares to 3,000,000 shares:


                 For                    Against                  Abstain
                 ---                    -------                  -------

              19,531,904                 7,495                   49,215

         Proposal 3: Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the year ended December 31, 2000.

                 For                    Against                  Abstain
                 ---                    -------                  -------

              19,571,966                  Zero                     648


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

                              Ampersand Medical Corporation

                              /s/ Leonard R. Prange
                              --------------------------------
                                  Leonard R. Prange
                                  President, Chief Operating Officer, Chief
                                    Financial Officer and Secretary
                                      Principal Accounting Officer

Date:  August 14, 2000
       ---------------