Form 10-Q
period 2000-09-30
AMPERSAND MEDICAL CORP
filed 2000-11-14
CIK 75439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED   September 30, 2000
                                 ------------------

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

                                 (312) 222-9550
                        -------------------------------
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
               414 N. Orleans Street, Suite 305, Chicago, IL 60610
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.      Yes           No
                                 ----------    -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value per share-----30,056,468 shares as of November 10, 2000

                                      INDEX

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - September 30, 2000 and December 31, 1999

                  Consolidated Statements of Operations -- Nine months ended September 30, 2000 and September 30, 1999 and three months ended September 30, 2000 and September 30, 1999

                  Consolidated Statements of Cash flows -- Nine months ended September 30, 2000 and September 30, 1999

                  Notes to consolidated financial statements - September 30,
                  2000

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information
       Item 1   Financial Statements


                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                      (Formerly Bell National Corporation)

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                2000              1999
                                                            --------------    --------------
                                                               (UNAUDITED)
ASSETS
   Current assets:
       Cash and cash equivalents                               $       21        $       36
       Accounts receivable, net of allowance of $ 22                  495               398
       Note receivable - related party                                750                 -
       Note receivable                                                300
       Inventories                                                    159                62
       Refundable taxes                                               101               131
       Deposits                                                       190                 -
       Prepaid expenses                                                75                54
                                                            --------------    --------------
                 Total current assets                               2,091               681

   Fixed assets, net                                                  342               177

   Other assets:
       Prepaid royalties                                            1,016                 -
       License, patent, and technology, net of amortization         1,705               696
       Goodwill, net                                                  173               317
                                                            --------------    --------------
                 Total assets                                  $    5,327        $    1,871
                                                            ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
       Accounts payable                                        $    1,720        $    1,449
       Customer deposits                                               23                40
       Accrued payroll costs                                          217               450
       Accrued royalties                                                -               250
       Accrued expenses                                               307               399
       Deferred revenue                                                58                68
       Revolving line of credit                                       173               134
       Current maturities of notes payable - related party             25               125
       Current maturities of notes payable                            100               970
                                                            --------------    --------------
                 Total current liabilities                          2,623             3,885

   Notes payable - related party, less current maturities               -                26

   Stockholders' Equity (deficit)
       Common stock, $0.001 par value;
           Authorized 50,000,000
           Issued and outstanding, 30,056,468 shares
             at September 30, 2000, 19,027,570 shares at               30                19
             December 31, 1999
       Additional paid in capital                                  13,095             3,039
       Accumulated deficit                                        (10,275)           (5,015)
       Accumulated comprehensive loss -
           Cumulative translation adjustment                         (146)              (83)
                                                            --------------    --------------
                 Total stockholder's equity (deficit)               2,704            (2,040)
                                                            --------------    --------------
                 Total liabilities and stockholders'
                   equity (deficit)                            $    5,327        $    1,871
                                                            ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements


                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                      (Formerly Bell National Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              (Dollars in thousands, except for per share amounts)

                                                      NINE MONTHS                    THREE MONTHS
                                                  ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                 2000            1999            2000            1999
                                             ------------    ------------    ------------    ------------
Net Sales                                    $        839    $        912    $        298    $        370

Cost and expenses
       Cost of goods sold                             543             600             194             289
       Research and development                     2,403             865           1,084             351
       Selling, general and administrative          3,366           1,422             712             399
                                             ------------    ------------    ------------    ------------

                                                    6,312           2,887           1,990           1,039
                                             ------------    ------------    ------------    ------------

Operating loss                                     (5,473)         (1,975)         (1,692)           (669)

Other income (expense)
       Interest income                                 54            --                27
       Interest expense - related party               (27)            (12)            (25)              5
       Interest expense                               (38)            (37)            (10)            (23)
       Other, net                                     224            (123)            225            (122)
                                             ------------    ------------    ------------    ------------
                                                      213            (172)            217            (140)
                                             ------------    ------------    ------------    ------------

Loss before income taxes                           (5,260)         (2,147)         (1,475)           (809)

Income taxes                                         --              --              --              --
                                             ------------    ------------    ------------    ------------

Net loss                                     $     (5,260)   $     (2,147)   $     (1,475)   $       (809)
                                             ============    ============    ============    ============

Basic and fully diluted net loss
       per common share                      $      (0.19)   $      (0.16)   $      (0.05)   $      (0.05)
                                             ============    ============    ============    ============

Weighted average number of
       common shares outstanding               27,074,026      13,091,814      30,056,468      14,729,534
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

                          AMPERSAND MEDICAL CORPORATION
                      (Formerly Bell National Corporation)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                        NINE MONTHS NINE MONTHS
                                                           ENDED       ENDED
                                                         SEPTEMBER   SEPTEMBER
                                                          30, 2000    30, 1999
                                                        ----------- -----------
Operating activities:
      Net loss                                            $(5,260)   $(2,147)
      Adjustments to reconcile net loss to
         net cash used in operating activities:
        Forgiveness of amounts due to service providers
           recognized as expense in the prior year           (220)        --
        Depreciation and amortization                         284        126
        Amortization of debt discount                          25         --
        Interest expense paid with stock                       25         --
        Stock, warrants, and options issued
          to non-employees for services                       384         --
        Compensation expense related to
          stock appreciation rights                           928         --
        Changes in assets and liabilities
          Accounts receivable                                 (97)      (296)
          Notes receivable                                 (1,050)        --
          Inventories                                         (97)       (57)
          Prepaid royalties                                  (500)        --
          Deposits, prepaids and other assets                (197)       (39)
          Accounts payable                                    271        655
          Customer deposits                                   (17)        50
          Accrued royalties                                  (250)        --
          Deferred revenue                                    (10)        --
          Accrued expenses                                   (199)       400
                                                          -------    -------
Net cash used in operating activities                      (5,980)    (1,308)
Cash used in investing activities
      Expenditure for license, patent
        and technology                                       (327)      (524)
      Capitalized software                                     --       (110)
      Purchase of fixed assets, net of loss on disposal      (221)      (123)
                                                          -------    -------
Net cash used in investing activities                        (548)      (757)
Cash flows from financing activities
      Proceeds from issuance of
        convertible notes                                     600      1,045
      Proceeds from revolving line of
        credit, net of payments                                39         --
      Payment of notes payable - related party                (26)       (10)
      Proceeds from issuance of common stock,
        net of costs incurred                               5,963        399
                                                          -------    -------
Net cash provided by financing activities                   6,576      1,434
Effect of exchange rate changes on cash                       (63)       (64)
                                                          -------    -------
Net increase (decrease) in cash and cash
      equivalents                                             (15)      (695)
Cash and cash equivalents at beginning of period               36        700
                                                          -------    -------
Cash and cash equivalents at end of period                $    21    $     5
                                                          =======    =======

      Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
           Interest                                       $    10    $    --
                                                          =======    =======


        The accompanying notes are an integral part of these consolidated financial statements

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                         (Unaudited September 30, 2000)

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

On September 22, 2000, the Company signed a Letter of Intent to merge with and into AccuMed International, Inc. Under the terms of the Letter of Intent, the stockholders of the Company will exchange all of their shares for newly issued and registered shares of AccuMed. The Letter of Intent also provides that simultaneous with the merger, AccuMed will change its name to Ampersand Medical Corporation and the current directors and management of the Company will be elected to similar positions with the combined company. The Company anticipates that, as the result of the share exchange, current stockholders of the Company will hold in excess of seventy-five percent (75%) of the combined company. The proposed merger is subject to the completion of Definitive Agreements and approval of the stockholders of both companies.

The Company has incurred significant net losses since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to implement its business plan and continue as a going concern unless management obtains additional capital or acquires other sources of financing. Management's plans include continuing efforts to obtain additional capital. During the first nine months of 2000, the Company raised approximately $5,963,000 in new equity to finance its operations. In addition, the holder of a Senior Subordinated Note converted the $50,000 principal and $1,250 in accrued interest due thereon into shares of Common Stock thus reducing the Company's outstanding liabilities. On April 28, 2000 the Company automatically converted $969,600 of 6% Convertible Subordinated Notes Due 2000 plus approximately $61,658 in accrued interest due thereon into Common Stock also reducing the Company's outstanding liabilities. On September 22, 2000 the Company borrowed $500,000 from a related party under a promissory note due on September 21, 2001.

There can be no assurance that the Company will continue to be successful in raising capital should the need for such capital arise in the future. If the Company is unable to obtain additional financing, should the need arise, or generate profitable sales revenues, management may be required to curtail the Company's product development and other activities and may be forced to cease operations.

NOTE C.  NOTE RECEIVABLE - RELATED PARTY

On April 28, 2000 the Company sold 1,333,333 shares of Common Stock at $1.50 per share for total proceeds of $2,000,000, to Seaside Partners, LP, a hedge fund which receives investment management services from Seaside Advisor, L.L.C., of which Dr. Denis O'Donnell, a director of the Company, is a member and manager, as part of the January 2000 Private Placement Offering. In lieu of cash, the Company agreed to accept payment for the stock in the form of a $2,000,000 Promissory Note (the"Note"). The Note was due July 27, 2000 and bears interest at the rate of 8% per annum. The Note may be prepaid in part or in full without penalty, and the due date may be extended by mutual consent of both parties. In addition the Company retains possession of the stock certificates representing the purchased shares until the Note is paid in full. The Subscription Agreement under which the shares were purchased and the related promise to pay are not voidable or cancelable for any reason or circumstance whatsoever. Seaside has made partial principal payments against the Note amounting to $1,250,000 through September 30, 2000. An additional partial principal payment of $300,000 was received during the month of October 2000. The Company has agreed to extend the term of the Note until November 30, 2000.

NOTE D.  NOTE RECEIVABLE

On September 22, 2000, in conjunction with the signing of the Letter of Intent described in Note B above, the Company loaned AccuMed International, Inc. $300,000. The loan is evidenced by a Promissory Note bearing interest at the rate of 11% per annum. The note is due December 31, 2000 or immediately upon the termination of the merger plan outlined in the Letter of Intent. The note is fully secured by all of the assets of AccuMed and its due date may be extended by written consent of the parties.

NOTE E.  PREPAID ROYALTIES

On June 9, 2000 the Company and AccuMed International, Inc. signed an Amendment to a Patent and Technology License Agreement dated September 4, 1998. Under the Amendment the Company paid AccuMed $500,000 in cash, agreed to issue a Convertible Promissory Note, effective June 9, 2000, in the principal amount of $100,000 and authorized its transfer agent to issue 128,571 shares of Common Stock to AccuMed. The Amendment characterizes the $500,000 cash payment, the $100,000 principal amount of the note (see Note H below), and the fair value of the Common Stock up to a maximum of $450,000, or $3.50 per share, as non-refundable advance royalty payments. The Company had previously recorded a liability and related expense for minimum royalty payments due under the original License totaling $500,000, which was reclassified to prepaid royalties in accordance with the Amendment. The Company recorded a fair value of $385,713 for the shares issued. Under the Amendment, the Company has agreed to price protect the shares up to the maximum fair value level provided. The Company has recorded a liability of $64,287 to reflect the potential cost of the price protection guarantee as of the date of issuance of the shares.

For the nine months ended September 30, 2000, the Company charged $34,000 of royalty expense against the prepaid royalty amount. This charge represents the 4% royalty due to AccuMed on all of the Company's revenue for the period.

NOTE F.  LICENSE, PATENT, AND TECHNOLOGY

In June 2000, the Company entered into a License and Technology Agreement with Invirion, Inc. Under the terms of the License, which was approved by the Board of Directors in July 2000, the Company is granted exclusive rights to certain HPV (Human Papillomavirus) detection technology developed and owned by Invirion. The Agreement provides for license payments totaling $500,000 in cash with an initial payment of $100,000 due upon delivery of an HPV probe formula. Three additional cash payments of $150,000, $150,000, and $100,000 respectively are due upon the subsequent delivery of milestones covering certain advanced HPV detection technology and the integration of that technology into the

Company's product line. In addition Invirion is entitled to receive three warrants to purchase Common Stock at a purchase price of $0.01 per share, two covering the purchase of 150,000 shares and one covering the purchase of 100,000 shares. The warrants are due in conjunction with the milestones mentioned above.

Invirion delivered the initial HPV probe formula in August 2000 and delivered the second milestone of advanced HPV technology on September 12, 2000. The Company capitalized $1,016,000 as License fees representing $250,000 in cash payments due to Invirion and $766,000 as the fair value of two of the above mentioned warrants to purchase a total of 250,000 shares of Common Stock issued to Invirion on September 12, 2000. The Company used the Black-Scholes method to determine the fair value of the warrants (see Note I for a further explanation of the Black-Scholes calculation).

The Company is amortizing the License fees over a period of 10 years.

NOTE G.  NOTES PAYABLE - RELATED PARTIES

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

On September 22, 2000 the Company borrowed $500,000 from Azimuth Corporation. The note is due on September 21, 2001 and bears interest at the rate of 15%. The Company can prepay the note or Azimuth can convert the note into shares of Common Stock of the Company, at a conversion price equal to $1.00 per share, at any time after the expiration of 180 days from the issue date of the note. On September 22, 2000 the Company borrowed $500,000 from Azimuth Corporation. The note is due on September 21, 2001 and bears interest at the rate of 15%. The Company can prepay the note or Azimuth can convert the note into shares of Common Stock of the Company, at a conversion price equal to $1.00 per share, at any time after the expiration of 180 days from the issue date of the note. As this note has a beneficial conversion feature, a value of $500,000 has been recorded as debt discount and will be amortized as interest expense pro rata over the initial 180 day term of the note. During the three-months ended September 30, 2000 the Company recorded $25,000 as interest expense related to this beneficial conversion feature.

NOTE H.  NOTES PAYABLE

On August 28, 1998, the Company issued a note payable in the amount of $75,000 to its former outside legal counsel, Holleb & Coff in payment for legal services. In August 2000, the Company signed a settlement agreement with Holleb & Coff under which the note, $18,000 in accrued interest, and all other outstanding indebtedness to Holleb & Coff for legal services totaling $333,000 were settled in full for $200,000. The settlement amount was paid in two equal installments on October 6, 2000 and November 6, 2000. The Company recorded other income of $226,000 during the third quarter representing the amount forgiven by Holleb & Coff that was charged to expense in prior periods.

In January 1999, the Board of Directors authorized the Company to raise up to $1,500,000 in new equity or debt to provide funding for current operations. On various dates between March 1, 1999 and June 29, 1999, the Company issued a series of interest bearing 6% Convertible Promissory Notes totaling $969,600. These series included a note in the amount of $500,000 issued to Seaside Partners, L.P., a hedge fund, which receives investment management services from Seaside Advisors, L.L.C., of which Dr. Denis M. O'Donnell, a director of the Company, is a member and manager. The series also included a note in the amount of $75,000 issued to Leonard R. Prange, President, COO/CFO (see Note G above), in exchange for cash. The maturity date of the notes was January 28, 2000, subject to extension by the Company to June

30, 2000. On January 25, 2000, the Company notified the note holders that it was extending the maturity date of the notes until June 30, 2000. On April 28, 2000 the notes plus accrued interest due thereon were automatically converted into shares of Common Stock.

In July 1999, the Company's wholly owned subsidiary, Samba, negotiated a Revolving Credit Line ("Revolver") with the Banc National de Paris (BNP). In July 2000, the Revolving Credit Line was renewed for an additional one-year period. Under the terms of the renewal, Samba may borrow, in the form of an advance on payment against monthly billings, up to a maximum of 900,000 French Francs, approximately $120,000. In September, BNP increased the borrowing limit by an additional 600,000 French Francs, approximately $80,000, to cover an invoice issued by Samba under a certain government contract. The increased borrowing limit will revert back to its original level upon Samba's receipt of payment for this specific invoice. The terms of the Revolver require Samba to pay interest at Euribor plus 2.5%, (currently equal to 7.7%) on advances outstanding under the Revolver and grant BNP a security interest in Samba accounts receivable. As of September 30, 2000 the amount outstanding under the Revolver was approximately $173,000.

On June 9, 2000, the Company agreed to issue a convertible promissory note to AccuMed International, Inc. The note, which is due on March 29, 2001, has a principal amount of $100,000, bears interest at the rate of 11%, and is convertible, at the option of AccuMed, into Common Stock of the Company at the rate of $3.50 per share. The note was issued in conjunction with an Amendment to a Patent and Technology License Agreement between the Company and AccuMed (dated September 4, 1998) dated June 9, 2000. The License Amendment specifies that the principal amount of the note shall be characterized as a prepaid royalty payment (see Note E above).

NOTE I.  STOCKHOLDERS EQUITY

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

During 1999, the Company entered into contracts with several non-employee consultants. Under the terms of the contracts, the Company issued options to purchase 250,000 shares of Common Stock to these non-employees for consulting services. The options vest over three years and have exercise prices of $0.394 and $0.406 per share. The Company issued these options to consultants as consideration for services that commenced during 1999 and will be completed in 2002. Several of these contracts were terminated and 70,000 options previously granted were cancelled in accordance with the terms of the contracts. On August 3, 2000, the Company and a consultant agreed to an early termination, without cause, of a consulting contract entered into in 1999. This early termination resulted in the immediate vesting of 50,000 options granted to the consultant under the contract. As a measurement date for these options was determined, the Company recorded consulting expense of $116,000 in the current period to reflect the fair value of the 50,000 options at August 3, 2000, the termination date of the contract. The measurement date for the remaining outstanding options has not been determined as of September 30, 2000. Accordingly, a fair value for these options of $305,000 was calculated at September 30, 2000 using the Black-Scholes method. This value is charged to consulting expense over the term of the consulting agreements. The actual amount of expense ultimately recognized will vary depending on the market value of the Common Stock at the end of each period. For the nine-month period ended September 30, 2000, the Company recorded consulting expense of $74,000 related to these options.

During 2000, the Company entered into contracts with several additional non-employee consultants. Under the terms of these new contracts, the Company issued options to purchase 185,000 shares of Common Stock to these non-employees for consulting services. These new options also vest over three years and have exercise prices of $2.6675 and $2.875 per share. These options were issued as consideration for services that commenced during 2000 and will be completed during 2003. The measurement date of all of these outstanding options has not been determined at September 30, 2000. The value of these options will be determined at the end of each interim period until a measurement date is determined. The fair value calculated for these options at September 30, 2000 using the Black-Scholes method was $16,500. The actual amount of expense ultimately recognized over the life of the contracts, will vary depending on the market value of the Common Stock at the end of each period. The Company has recorded consulting expense of less than $1,000 related to these options for the nine-months ended September 30, 2000. The Company has recorded consenting expense of less than $1,000 related to these options for the nine-months ended September 30, 2000.

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

In August 1999, the Company awarded 50,000 shares of restricted Common Stock to a non-employee consultant under the terms of a consulting contract. The award vests equally over the three-year life of the contract. The consultant must maintain the consulting relationship with the Company, except in the case of change of control or termination by the Company without cause, during the entire vesting period. On August 3, 2000 the Company and the consultant agreed to an early termination, without cause, of the consulting contract. This termination resulted in the immediate vesting of the restricted shares awarded under the contract. As a measurement date for these shares was determined, the Company determined that the fair value of the shares at that date was $118,750 based on the closing market price of the Common Stock on that date. This value is charged to expense over the term of the agreement. For the nine-months ended September 30, 2000, the Company recorded consulting expense of $111,000 to reflect the full vesting of these shares and the completion of services under the contract.

In August 1999 and July 2000, the Company awarded 50,000 shares of restricted Common Stock each to two non-employee consultants under the terms of consulting contracts. Vesting of the awards varies from the date of grant to the three-year life of the contracts, under terms similar to those outlined above. The measurement date for these restricted stock awards has not been determined as of September 30, 2000. Therefore, the value of these shares will be based on the market value of the Common Stock at the end of each interim reporting period until the measurement date is determined. Accordingly, a fair value for these restricted shares of $280,000 was calculated at September 30, 2000 using the Black-Scholes method. This value is charged to expense over the term of the consulting agreements. For the nine-months ended September 30, 2000 the Company recorded consulting expense of $70,000 related to these shares.

In June 2000, the Company entered into a License and Technology Agreement with Invirion, Inc. (see Note F above). The Company capitalized $766,000 in license fees and recorded an offsetting amount as additional paid in capital representing the fair value of warrants to purchase 250,000 of Common Stock issued to Invirion on September 12, 2000 under the terms of the Agreement

In applying the Black-Scholes method, the Company has used an expected dividend yield of zero, a risk-free interest rate of 5%, a volatility factor of 185% and a fair value of the underlying common shares of $2.875 for options and restricted stock issued to consultants and the closing market price on the date of grant for warrants issued to consultants. The expected life equaled the term of the options or restricted shares.

At September 30, 2000 and December 31, 1999, the Company had 450,000 stock appreciation rights (SAR's) outstanding. These SAR's, issued in 1989, have an exercise price of $0.30 and can be exercised through November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by the Company prior to the exercise date. In lieu of making cash payments, the Company may elect to issue shares of Common Stock on a one share for one SAR basis. The Company has recorded a compensation expense in the amount of $928,000 for the nine-months September 30, 2000 to reflect the difference between the respective closing market prices of the Company's common stock at September 30, 2000 and December 31, 1999 and the exercise price of the SAR's.

NOTE J.  LITIGATION

On October 30, 2000 the Company, its' wholly owned subsidiary InPath, L.L.C. and Peter P. Gombrich, Chief Executive of the Company, filed suit in Cook County, Illinois, against SpectRx, Inc. and Welch Allyn, Inc. The suit seeks injunctive relief and damages from SpectRx, Inc. based on a complaint of fraud and breach of certain confidentiality agreements with regard to the Company's business and marketing plans and its technology related to in-vivo diagnostic devices. The suit also charges SpectRx, Inc. along with Welch Allyn, Inc. with misappropriation of trade secrets belonging to Ampersand and InPath in violation of the Illinois Trade Secrets Act. The Company's suit was filed in response to a suit filed by the defendants in a Georgia court seeking a Declaratory Judgment, but no monetary damages or other relief, that they did not breach the confidentially agreements as the Company has charged in its suit.

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

REVENUES

The Company's revenue of $839,000 for the nine-month period ended September 30, 2000 compared to $912,000 for the nine-month period ended September 30, 1999 were entirely derived during both periods from the sale of Samba products. The average exchange rate between the U.S. Dollar and the Euro (the currency to which Samba's operating currency, the French Franc, is fixed) for the current nine-month period reflects a decline in the value of the Euro to the U.S. Dollar of approximately 14% from the previous year's nine-month period. This decline reduced the translated value of Samba's revenue for the current nine-month period by approximately $115,000. The Company's revenue for the three-months ended September 30, 2000, amounting to $298,000, declined $72,000 from revenues of $370,000 for the three-months ended September 30, 1999. Approximately 65% of the decrease resulted from the decline in the exchange rate with the balance resulting from variability in the completion of customer contract orders from period to period. Revenue for the current year three-month period reflects an increase of approximately 66% compared to revenue for the immediately preceding three-month period. This increase is primarily the result of the variability in the timing of contracts received and completed from period to period offset by a continuing decline in the exchange rate.

COST AND EXPENSES

         COST OF GOODS SOLD

Cost of goods sold for the nine months ended September 30, 2000 amounted to $543,000 a decrease of 10% from the $600,000 reported for the nine-months ended September 30, 1999. Cost of goods sold for the three-months ended September 30, 2000 amounting to $194,000 represents a decrease of 33% from the $289,000 reported as cost of goods sold for the three-month period ended September 30, 1999. The variation in both periods is the result of changes in the product mix between services and hardware on contracts completed during the periods. Amounts reported for the current year's nine-month and three-month periods are affected by currency translation issues outlined under revenues. The costs for both periods were entirely related to Samba products and services. Gross margin for the three-months ended September 30, 2000 increased to 35% from the 11% reported for the three-months ended June 30, 2000. This increase is the result of changes in product mix for the quarter and higher quarter revenues versus fixed costs.

         RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $2,403,000 for the nine-months ended September 30, 2000. These costs represent contracted development and consulting services, manufacturing design services, contract research, and in-house development personnel, laboratory expense, and research administration. R & D costs for the nine-months ended September 30, 1999 were $865,000. The increase of $1,538,000, or 178%, represents increased development cost of the instrument and disposable components of the company's InPath System for cervical cancer screening. The development ramp-up began late in the third quarter of 1999 and has continued at a pace intended to get the Company's products into clinical trials as soon as possible. The current period increase also includes $100,000 paid to Invirion under a contract to development applications using Invirion technology on tests and instruments developed by the Company. During the nine-months ended September 30, 2000 the Company also recorded non-cash R & D consulting expense of $361,000 to reflect the current market value of options and restricted stock granted to non-employee consultants during the years 1999 and 2000. The options and stock are related to services performed by the consultants over a three-year period and the charge for the nine-month period reflects the adjusted amortization of their current value over the period.

Research and development expenses for the three-months ended September 30, 2000 were $1,084,000 representing an increase of 209% over the $351,000 reported for the three-months ended September 30, 1999. This increase was the result of the ramp-up development efforts and the cost of the Invirion development contract previously described. The R & D expenses for the three-months ended September 30, 2000 increased approximately $571,000 from similar expenses for the three-months ended June 30, 2000. The primary reason for the increase was additional non-cash R&D expense during the current period related to the above options and stock awards and the cost of the Invirion development contract.. The volume of the awards and grants outstanding increased during the current three-month period, including certain options and awards, which reached a measurement date as a result of the early termination of a consulting contract The expenses related to the additional outstanding volume was somewhat offset by a slight decline in the market price of the underlying Common Stock.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $3,366,000 for the nine-months ended September 30, 2000, an increase of $1,944,000, or 137%, over the $1,422,000 reported for the nine-months ended September 30, 1999. During the nine-months ended September 30, 2000 the Company recorded a non-cash compensation charge $928,000 to reflect the value of outstanding SARs at September 30, 2000. The Company also recorded an additional non-cash compensation charge of $23,000 to reflect the fair value of options granted to a non-employee consultant for administrative services already completed. These non-cash charges were offset by the reclassification of $250,000 of previously recorded royalty expense to prepaid royalties. The reclassification was the result of the settlement of a dispute related to a Patent and Technology License Agreement between the Company and AccuMed International, Inc. These three items represent approximately 36% of the total increase for the current nine-month period. The balance of the increase reflects the larger scale of operations of the Company during the period. The following expense categories account for a majority of the increase in costs related to the scale of operations: approximately $373,000 in sales and marketing costs covering additional personnel for both the InPath and Samba product lines and international marketing studies for the InPath product line; $105,000 in personnel recruitment fees; $95,000 in regulatory personnel costs; $115,000 in additional administrative personnel costs; $66,000 in additional travel costs; and public company related costs(such as investor relations, legal, accounting, transfer agent fees, etc.) of $208,000.

Selling, general and administrative expenses were $712,000 for the three-months ended September 30, 2000, an increase of $313,000 from the $399,000 for the three-months ended September 30, 1999. This increase was primarily the net result of a reduction in SAR related compensation charges of $338,000 offset by the following: marketing expenses of $206,000; $49,000 in regulatory personnel costs; $29,000 in personnel recruitment fees; $90,000 in travel; $158,000 in legal fees; and $97,000 in public company related costs. Selling, general, and administrative expenses for the three-months ended September 30, 2000 increase $541,000 from similar expenses for the three-months ended June 30, 2000. This increase was primarily the result of a reduced level of expenses in the June 2000 quarter caused by the reclassification of $500,000 in previously recorded royalty expense to prepaid royalty and an additional reduction in compensation expense related to the mark to market value of outstanding SAR's of $85,000 in the current quarter.

         OTHER INCOME AND EXPENSE

The Company incurred $65,000 and $49,000 in interest expense during each of the nine-month periods ended September 30, 2000 and 1999. The increase primarily reflects $25,000 in amortization of debt discount related to the Azimuth note payable. During the nine-month period ended September 30, 2000 the Company earned interest income of approximately $54,000 from a note receivable.

The Company incurred $35,000 in interest expense for the three-months ended September 30, 2000 compared to $18,000 for the three-months ended September 30, 1999. The increase reflects the above mentioned debt discount offset by a reduction in interest expense due to the conversion of outstanding 6% Notes into Common Stock during the second quarter of 2000. The Company earned $27,000 in interest income from notes receivable during the 2000 period.

Interest expense for the three-months ended September 30, 2000 increased by approximately $25,000 over the expense for the three-months ended June 30, 2000 reflecting the above mentioned debt discount amortization.

In September 2000, the Company agreed to pay $200,000 in settlement of all amounts owed to its prior legal counsel for services. The settlement covered an outstanding note payable in the amount of $75,000, accrued interest due on the note of $18,000 and unpaid invoices for legal services amounting to $333,000. The Company recorded the $226,000 difference between the total amount owing and the settlement amount as other income for the three and nine-month periods ended September 30, 2000. In September 1999, the Company terminated negotiations to purchase a product line from AccuMed International, Inc. and wrote off a non-refundable deposit of $100,000 made in conjunction with a "no shop" clause included in the Letter of Intent governing the proposed transaction. The company also relocated its corporate offices in September 1999 and wrote off $23,000 representing the unamortized value of leasehold improvements in the former office space.

         NET LOSS

The net loss for the nine-months ended September 30, 2000 was $5,235,000, or $0.19 per share, on 27,074,026 weighted average outstanding shares. The net loss for the nine-months ended September 30, 1999 was $2,147,000, or $0.16 per share, on 13,091,814 weighted average shares outstanding. The net loss for the three-months ended September 30, 2000 was $1,450,000, or $0.05 per share on 30,056,468 weighted average shares outstanding. The net loss for the three-months ended September 30, 1999 was $809,000, or $0.05 per share on 14,729,534 shares outstanding. $1,311,000, or 25%, of the net loss increase in the 2000 nine-month period is directly related to the recording of non-cash compensation and consulting expenses related to options, restricted stock, and outstanding SARs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements continue to be for research, development and design expenses of its InPath System products and the conversion of those designs through the process of clinical trials and manufacturing. At September 30, 2000 the Company had cash on hand of $21,000, a decrease of $15,000 over cash on hand at the previous year-end. The Company also held notes receivable due November 30, and December 3, 2000 amounting to $1,050,000, plus accrued interest due of $58,000.

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

On March 29, 2000, to resolve a dispute between InPath and AccuMed International, Inc. (AccuMed) over a Patent and Technology License Agreement (the "License") dated September 4, 1998, including related payments due thereunder, the Company and AccuMed signed a Letter Agreement amending the License. The original License, covering certain "Point of Care" related applications, requires the payment of a minimum license fee of $500,000, against which InPath had made payments of $400,000, and a 7% royalty rate. The original License also required InPath to make minimum royalty payments of $1,000,000 each during the second and third years of the License, $1,500,000 each during the fourth and fifth years, and $2,000,000 each year thereafter. The original License cannot be cancelled by InPath, without the occurrence of a breach by AccuMed, prior to the payment of $5,000,000 in royalties, or 5 years, whichever occurs first. InPath may elect to terminate its exclusivity under the original License upon written notice to AccuMed at which time its obligation to make the minimum required royalty payments cease. InPath would then only be obligated to make royalty payments based on actual sales of products.

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

On September 22, 2000 the Company signed a Letter of Intent to merge with and into AccuMed. The proposed merger is subject to completion of a Definitive Agreement, and the approval of the stockholders of both companies. Under the terms of the Letter of Intent, the Company loaned AccuMed $300,000 evidenced by a promissory note bearing interest at 11% per annum. The note, which is secured by all of the assets of AccuMed, is due on December 31, 2000 or earlier in the event that merger negotiations are terminated.

In June 2000, the Company entered into a License and Technology Agreement with Invirion, Inc. granting the Company exclusive rights to certain HPV detection technology developed and owned by Invirion. The agreement provides for license payments totaling $500,000. The timing of the license payments is based on technology delivery milestones specified in the agreement. During the third quarter Invirion delivered the technology specified under the first and second milestones entitling Invirion to license payments totaling $250,000. Invirion agreed to accept payment of the amount due at the rate of $25,000 per month for 10 months. The Company made the initial $25,000 payment on September 12, 2000. In addition to the cash payments, due under the license, Invirion is also entitled to receive warrants to purchase 450,000 shares of Common Stock at a price of $0.01 per share. The issuance of the warrants is dependent on the delivery of technology under the above milestones. On September 12, 2000 the Company issued warrants to purchase 250,000 shares of Common Stock upon the delivery of technology specified under the first and second milestones. The Company capitalized a fair value of $766,000 for these warrants, as determined using the Black-Scholes, as license fees and additional paid in capital.

The Company also entered into a separate development agreement with Invirion to develop applications of Invirion technology for use in Ampersand's tests and instruments. In August 2000, the Company paid Invirion $100,000 to cover the full development costs of these applications.

In September 2000 the Company borrowed $500,000 from Azimuth Corporation. The note is due on September 21, 2001 and bears interest at the rate of 15% per annum. The Company may prepay the note or Azimuth may convert the note into shares of Common Stock of the Company, at a conversion price of $1.00 per share, at any time after the expiration of 180 days from the issue date of the note. This note has a beneficial conversion feature. The Company recorded a value of $500,000 as debt discount to reflect this beneficial conversion feature. The amount will be amortized as interest expense pro rata over the initial 180 day term of the Note. During the three-months ended September 30, 2000 the Company recorded $25,000 of interest expense related to the beneficial conversion feature.

In September 2000, the Company's wholly owned subsidiary, Samba Technologies, Sarl, negotiated an increase in its revolving credit line from approximately $140,000 to approximately $200,000. Samba's outstanding borrowings under the revolver at September 30, 2000 amounted to $173,000, an increase of $39,000 over the amount outstanding at December 31, 1999.

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

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial statements is the potential loss in fair value arising from adverse changes in interest rates. The Company does not engage in any hedge transactions or use derivative financial instruments to reduce its exposure to interest rate changes since all of the Company's indebtedness is financed at fixed rates. At September 30, 2000, the carrying amount of the Company's debt instruments approximated their fair value. In addition, as of September 30, 2000, the Company was not exposed to any material foreign-currency, commodity-price, equity-price or other type of market or price risk. The Company's wholly owned subsidiary, Samba, conducts the majority of its operations in Europe using EURO and local European currencies. At September 30, 2000 the Company has recorded a negative cumulative translation adjustment of ($146,000) reflecting the current valuation of the Company's investment in and current account with Samba.

Part II. Other Information

         Item 1   Legal Proceedings

                  On October 30, 2000 the Company, its' wholly owned subsidiary InPath, L.L.C. and Peter P. Gombrich, Chief Executive of the Company, filed suit in Cook County, Illinois, against SpectRx, Inc. and Welch Allyn, Inc. The seeks injunctive relief and damages from SpectRx, Inc. based on a complaint of fraud and breach of certain confidentiality agreements with regard to the Company's business and marketing plans and its technology related to in-vivo diagnostic devices. The suit also charges SpectRx, Inc. along with Welch Allyn, Inc. with misappropriation of trade secrets belonging to Ampersand and InPath in violation of the Illinois Trade Secrets Act. The Company's suit was filed in response to a suit filed by the defendants in a Georgia court seeking a Declaratory Judgment, but no monetary damages or other relief, that they did not breach the confidentially agreements as the Company has charged in its suit.

         Item 2   Changes in Securities

                  None

         Item 3   Defaults on Senior Securities

                  None

         Item 4   Submission of Matters to Vote of Security Holders

                  None

         Item 5   Other Information

                  None

         Item 6   Exhibits and Reports on Form 8-K

                  Exhibits    The following exhibits are filed herewith:

                     Exhibit Number      Description
                          10.20          License and Development Agreement for
                                         Specific Medical Technology for
                                         detection of Oncogenic HPV Virus,
                                         between Invirion and the Company dated
                                         June 23, 2000.

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

                                    Ampersand Medical Corporation

                                    /s/ Leonard R. Prange
                                    ---------------------


                                    Leonard R. Prange
                                    ------------------------------------
                                    President, Chief Operating Officer, Chief
                                    Financial Officer and Secretary
                                    Principal Accounting Officer

Date:  November 14, 2000