Form 10-K
period 2000-12-31
AMPERSAND MEDICAL CORP
filed 2001-03-29
CIK 75439

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              [X] Annual report pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

              For the transition period from _________ to _________

                          Commission file number 0-935

                          AMPERSAND MEDICAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                          36-4296006
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

414 N. Orleans St., Suite 510, Chicago, IL                       60610
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

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 15, 2001 was $23,613,000, based upon the closing sales price of shares of the Company's Common Stock, $0.001 par value per share ("Common Stock"), of $1.50 per share as reported on the Nasdaq Over-the-Counter Bulletin Board Market on that date.

The number of shares of Common Stock outstanding as of March 15, 2001 was 30,211,457

The following document is incorporated by reference into Part III of this Form 10-K:

         Ampersand Medical Corporation Proxy Statement, relating to the 2001 annual meeting of stockholders.

Index to Exhibits is on page F-32.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Ampersand Medical Corporation, which may also be referred to as "Ampersand", was incorporated in Delaware in December 1998 as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958. In December 1998, Bell National (then a shell corporation without any business activity) acquired InPath, LLC ("InPath"), a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, we treated the acquisition as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes. Bell National merged into Ampersand, its wholly owned subsidiary, in May of 1999 in order to change the state of incorporation of the Company to Delaware. Except where the context otherwise requires "Ampersand", the "Company" or "We" refers to Ampersand, its subsidiaries, and its predecessor.

         We are focused on the design, development and marketing of the InPath System (the "System") of products. These products are intended to detect, at the earliest possible stage, cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office. Ampersand has a wholly owned subsidiary, Samba Technologies, Sarl ("Samba"), based in France. We bought all of the assets of Samba in January 1999, from Unilog Regions, SA for approximately $500,000 in cash. Samba designs, develops and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba also is developing the software used in the System. All of our reported revenue to date has been from the sale of Samba products and services.

RECENT DEVELOPMENTS

         On February 7, 2001, we signed a definitive agreement (the "Agreement") to merge our subsidiary, AccuMed Acquisition, Corp., AccuMed International, Inc ("AccuMed"). AccuMed Acquisition, Corp. was formed for the purpose of doing the merger. AccuMed is also in the cancer screening and diagnostics business. We license certain patents and core technology from AccuMed. We also purchase their automated instruments and integrate them into our System.

         Under the terms of the Agreement, we will exchange approximately 3,750,000 shares of our Common Stock for all of AccuMed's outstanding common stock and we will also exchange approximately 590,000 shares of our Series A Convertible Preferred Stock for all of AccuMed's outstanding convertible preferred stock. The 590,000 shares of our Series A Convertible Preferred Stock are convertible into approximately 250,000 shares of our Common Stock. The Agreement is subject to approval by the stockholders of AccuMed. The Board and management of AccuMed have signed agreements to vote their shares, representing approximately 18% of AccuMed's shares of common stock and 51% of AccuMed's convertible preferred stock entitled to vote, for approval of the Agreement. We anticipate closing this merger during the second quarter of 2001.

         Also on February 7, 2001, we loaned AccuMed $800,000 under the terms of a secured note. The principal amount of this note is made up of $470,000 in cash provided at the signing of the Agreement and $330,000 in cash previously advanced by us to AccuMed during 2000. The Agreement requires us to make additional loans of $225,000 at the beginning of March, April, and May 2001 to AccuMed to be used for working capital. On March 1, 2001, we made the first required $225,000 loan to AccuMed in exchange for another secured note. All of the notes evidencing these loans bear interest at the prime rate, plus 2.5%, and are due on the earlier of May 31, 2001, or termination of the Agreement. The notes are secured by AccuMed's inventory and the revenues from a contract with one of AccuMed's customers.

         During February 2001, we sold 1,333,856 shares of Series B Convertible Preferred Stock to a limited number of U.S. and foreign accredited investors in a private offering. The Series B stock has a stated value of $4.00 per share, an annual dividend rate of 10%, and is convertible into our Common Stock at a conversion price of $1.00 per share. We received net cash proceeds of $5,176,000 from this offering, including $500,000 received as a deposit in December 2000. This cash will be used to fund the monthly loans to AccuMed and to complete the merger with AccuMed, repay certain outstanding indebtedness, fund clinical studies and trials of our products, and general working capital.

         Several advisory groups, contracted to assist us in completing this offering, were compensated through the payment of $159,000 in cash, the issuance of 374,000 additional shares of Common Stock, and the issuance of warrants to purchase 534,000 shares of Common Stock at an exercise price of $1.20 per share.

         On February 1, 2001 and February 7, 2001, we received $495,000 in cash from Azimuth in exchange for two promissory notes bearing interest at 15% per year. Of the cash received, $470,000 was used to partially fund the loan to AccuMed made on February 7, 2001, in connection with the above Agreement. As additional compensation for these loans, we issued Azimuth a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.25 per share. The warrant expires on February 7, 2006. On February 20, 2001, we used $809,0000 of the proceeds from the Series B Stock offering to repay these notes, two additional notes issued to Azimuth in December 2000, and all of the related accrued interest.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         We operate primarily in an industry segment involving medical devices, diagnostics, and supplies. All of our operations during the reporting period were conducted within this segment. We expect to continue to focus our operations on this industry segment.

DESCRIPTION OF BUSINESS

         GENERAL OVERVIEW

         We believe that the science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome ("Genetics") and related proteins, which form the foundation of cell biology ("Proteomics"), and the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider availability, and cost effective service delivery. We are developing an initial series of products to address these criteria including sample collection devices, chemical and biological tests, and analysis instruments and related software.

         Our strategy is to develop products through internal development processes, strategic partnerships, and licenses and acquisitions of companies or technologies. This strategy has and will require a substantial amount of capital in the research and development process to complete the products. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

         PRODUCTS

         THE INPATH SYSTEM

         We are currently designing and developing a family of products for use in cancer screening and diagnosis. We call this family of products the "InPath System" (the "System"). The core of the System is a combination of protein anti-bodies - the "Cocktail" that allows the System to detect and highlight abnormal cells in a rapid and objective fashion. We intend to use different anti-body combinations for different types of cancer and other diseases.

         The initial application of the System is designed to enhance the current cervical cancer screening process performed in laboratories, commonly referred to as the "Pap Test", with the ultimate goal of being able to perform this screening test in a matter of minutes in a laboratory, doctor's office, clinic, or mobile medical vehicle - the "Point of Service" ("POS"). The System we are developing includes the following components:

           - A unique sample collection device consisting of a small balloon, shaped to fit the cervix, and a reusable handle. The device is intended to replace the spatula and brush currently used to collect patient cell samples.

           - A chemical and biological assay (a unique combination process), which is applied to a sample to identify potentially abnormal cells.

                - In the laboratory version of the System, this assay is applied to sample cells released from our collector and deposited on a glass slide.

                - In the POS version of the System, this assay is applied directly to the sample while still on our collector.

           - An instrument, which performs an automated analysis of a sample via an optical scan that looks for the presence of certain wavelengths of fluorescent light. This light is produced by tags, which are attached to certain components of the assay.

                - In the laboratory version of the System, the instrument uses an automated microscope and a camera to capture the various wavelengths of light.

                - In the POS version of the System, the instrument uses custom designed optical devices and lasers to capture the various wavelengths of light.

           - Custom designed software that controls the automated instruments and processes the analysis of the captured light detected

         In June 2000, we obtained a license from Invirion and Dr. Bruce Patterson, M.D., Ph.D., its principal, for a proprietary medical technology to detect the presence of cancer causing types of the Human Papilloma Virus ("HPV"), a sexually transmitted disease. We will use this technology as an adjunct to the System. The combination of the two tests will give the healthcare provider a better picture of the level of any disease present, which patients may be at an increased risk to develop disease in the future, and based on these factors, a course of treatment to follow. (See Item 7 -- Management's Discussion And Analysis of Financial Condition And Results Of Operations)

         SAMBA SOFTWARE PRODUCTS AND SERVICES

         Samba designs, develops and markets web-enabled software based systems for image analysis, image capture, and image transmission and management in clinical and industrial applications. Samba also designed the imaging and analysis software used in the laboratory version of the System. Samba is currently working on control and analysis software for other instruments in the System. All of our reported revenue to date is derived from the sale of Samba's products and services.

         Samba software suites, a group of programs, which may be used singly or together in a particular application, allow the user to capture and share digital images, and related data. Examples of applications are radiology, pathology, and real-time coordination between pathologist and physician during ongoing surgical procedures. Samba software can create a single data folder, where patient information, physician case notes, and diagnostic images from various sources are maintained, or annotated. The software can be employed in local or wide area networks, or through an Internet browser using security-encrypted files. All of Samba's software can be used on a wide variety of image capture instruments or devices and can employ static, historical, or dynamic (live) images. Samba also provides software customization, installation, interface, network, and Internet consulting services to the users of its products.

         BACK-LOG OF ORDERS

         The Company does not as yet have any orders for products that make up the System.

         At December 31, 2000, Samba had a backlog (i.e., purchase orders for goods or services) of signed contracts, to be completed within the next twelve months, amounting to $512,000. As of that same date, Samba had outstanding contract quotes amounting to $1,793,000. Samba may not be the successful bidder on all of its outstanding quotations.


         MARKETS

         We do not plan to develop and train a large direct sales force to sell the System. Our strategy is to market the laboratory version of the System to major laboratory organizations in the U.S. and other parts of the world. Once the System has been successfully established in the laboratory market, our strategy is to form alliances with these laboratories and other medical products distribution companies and utilize their sales forces to broaden sales of the System to hospitals, clinics, managed care organizations, and office-based physician groups.

         Outside of the U.S., most healthcare services are provided by governmental organizations. In developing countries where healthcare, especially cancer screening, may be minimal, non-profit organizations often supplement government health programs. Our strategy for these markets is to support clinical studies of the System, either directly or through one or more of the non-profit organizations, in the individual countries. Once the studies are complete, we will use the study data to market the System directly to the government organizations or to the non-profit organizations, depending on which group is funding the screening program.

         We plan to offer the sample collection device for sale during 2001. We will need clearance from the United States Food and Drug Administration ("FDA") before we can market this device in the U.S. We plan to have the laboratory version of the System available for use in worldwide clinical studies during 2001. We will begin marketing the laboratory version of the System outside of the U.S. on a country-by-country basis as clinical studies are completed in those countries. We are planning initial U.S. marketing of the laboratory version of the System, subject to FDA clearance, as an adjunct to PAP screening in late 2001 or early 2002. We plan to have the POS version of the System ready for distribution in markets outside the U.S. during 2002 and in the U.S., subject to FDA clearance, as soon as practicable, but most likely not before the end of 2002.

         Samba currently sells its products and services through direct sales and representatives in Europe and through a distribution arrangement in Central and South America. Prior to 1999, Samba had a distribution arrangement in North America. Since our acquisition of Samba, we have represented Samba products in the United States. Samba is adding to its distribution agreements to cover specific countries or market segments in Europe, Asia, the Middle East and North Africa. During 2000, we added a full time marketing person to introduce the Samba products to a broad range of potential customers and distribution partners in the U.S. This potential market includes large laboratories, integrated healthcare delivery networks, web-based medical information providers, and laboratory and hospital information system vendors. We anticipate closing on initial U.S. sales of these Samba products during 2001.

         COMPETITION

         Historically, competition in the healthcare industry has been characterized by the search for technological innovations and efforts to market such innovations. Cost of healthcare delivery has always been a significant factor in markets outside of the U.S. In recent years, the U.S. market has also become much more cost conscious. We believe technological innovations incorporated in certain of our products offer cost effective benefits.

         Competitors may introduce new products that compete with ours, or those we are developing. We believe the portion of our research and development efforts devoted towards continued refinement and cost reduction of our products will permit us to remain or become competitive in all of the markets in which we presently sell or plan to sell our products.

         The market for our cancer screening and diagnostic product line is significant but highly competitive. We are not aware of any other companies that are duplicating our efforts to develop an objective analysis and diagnostic system for cervical cancer screening that can be used at the POS. There are a number of companies attempting to develop in-vivo systems to differentiate between cancerous, pre-cancerous and normal tissue. Our competition includes many companies with financial, marketing, and research and development resources substantially greater than ours. There can be no assurance that our technologically innovative and cost effective products will provide the competitive advantages we think we will have.

         Similarly, the worldwide markets, in which Samba's products are sold, are highly competitive. Several American and foreign companies are developing and marketing products that compete directly with Samba's products and services. However, Samba has the benefit of a strong customer base throughout Europe, as well as a few long-term customers in the United States. Our strategy is to use these customers as references in our market efforts to expand the sales and use of Samba products.

         We believe that all of our products must compete primarily on the basis of accuracy, functionality, product features, and effectiveness of the product in standard medical applications. We also believe that cost control and cost effectiveness are additional key factors in achieving or maintaining a competitive advantage. We focus a significant amount of product development effort on producing systems and tests, which will not add to overall healthcare cost.

         OPERATIONS

         We conduct research and development work for the System using a combination of our own employees, contract workers, and contract laboratory facilities: Chicago, IL; Cleveland, OH; San Francisco, CA.

         We do not intend to invest capital to construct and maintain a medical-products manufacturing facility and all its related quality systems. Our strategy is to utilize the operations, quality systems, and facilities of a contract manufacturer specializing in medical products manufacturing to meet our current and future needs. This strategy covers manufacturing requirements related to chemical components of the test, plastic and silicone parts for the sample collector, and instruments.

         We have preliminary agreements, including design and development work, with manufacturers of medical grade plastic components to supply low volumes of the silicone balloon and other plastic components of the sample collection device. We are negotiating additional agreements with these same manufacturers to supply much higher volumes that will be needed once we begin to sell the sample collection device. These manufacturers have the capacity to handle high volume production through facilities in both the United States and several foreign countries.

         We also have a preliminary agreement with a large manufacturer of chemical and biological tests to integrate the various combinations of ingredients that make up our assay Cocktail into a single product delivered in high volume.

         The instruments, including computers, automated microscopes supplied by AccuMed, cameras, automated slide staining equipment, and slide preparation equipment, that make up the laboratory version of the System are available from several manufacturers. These instruments are used in a sequential process. The automated microscope on which the actual sample screening is done is computer controlled by Samba software that we will install.

         We have a preliminary agreement with a medical instrument manufacturer covering the design, development and initial manufacturing of the POS instrument.

         Samba develops its software products at its own facility and at a contracted facility, both located in France. The Samba software products are installed and integrated with off-the-shelf computer and imaging components at the customer's location or in the French facility immediately prior to delivery. Consulting services are generally performed at the customer's location or at the French facility using customer data and communications access. We will add staff at our Chicago, IL offices to support the delivery of Samba products to customers in the U.S.

         INTELLECTUAL PROPERTY

         We rely on a combination of patents, licenses, trade names, trademarks, know-how, proprietary technology, and policies and procedures to maintain the secrecy of our intellectual property. We consider such security and protection a very important aspect of the successful marketing of our products in the U.S. and foreign markets.

         We have filed fifteen (15) provisional patent applications covering components of the System and other products related to our cancer screening business. We hold an exclusive license from AccuMed for two patents and certain other know-how and trade secrets covering the POS portion of the System. We also hold an exclusive license from Invirion and Dr. Bruce Patterson, covering certain medical technology, and patent applications, for the detection of cancer causing types of HPV virus. We purchased both licenses for cash, future royalties, and other considerations. (See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         We continue to prepare additional patent applications for processes and inventions arising from our research and development process. Patent applications in the United States are maintained in secrecy until patents are published or issued. Until our applications are actually approved and a patent issued, we cannot be certain we were the first to create the inventions covered by the applications.

         Samba software and technology consists primarily of trade secrets, know-how, and technical documentation. We restrict access to our software source codes, the details of the step by step instructions for command and control and operation of a software program, to further enhance security.

         Worldwide, all of our products are or will be sold under trademarks that we consider to be important to our business. We own the Samba trademark and trade names of "Samba", "InPath", and "Ampersand Medical Group". We may file additional U.S. and foreign trademark applications in the future.

         Our future technology acquisition efforts will be focused towards those which have strong patent or trade secret protection.

         We cannot be sure that patents or trademarks issued or which may be issued in the future will provide us with any significant competitive advantages. We cannot be sure any of our patent applications will be granted or that validity or enforceability will not be successfully challenged. The cost of any patent related litigation could be substantial even if we were to prevail. In addition, we cannot be sure that someone will not independently develop similar technologies or products, duplicate our technology, or design around the patented aspects of our products. The protection provided by patents depends upon a variety of factors, which may severely limit the value of the patent protection, particularly in foreign countries. We intend to protect much of our core technology as trade secrets, either because patent protection is not possible or, in our opinion, would be less effective than maintaining secrecy. However, we cannot be sure that our efforts to maintain secrecy will be successful or that third-parties will not be able to develop the technology independently.

         GOVERNMENT REGULATION

         The development, manufacture, sale, and distribution of our products is regulated by the FDA and comparable authorities in certain states and other countries. In the U.S., the Food, Drug and Cosmetic Act (the "FD&C Act") and related regulations apply to some of our products. Our principal products cannot be shipped in interstate commerce without prior authorization from the FDA.

           Medical devices may be authorized by the FDA for marketing in the U.S. either pursuant to a pre-market notification under Section 510(k) of the FD&C Act (a "510(k) Notification") or a pre-marketing approval application (a "PMA"). The process of obtaining FDA marketing clearance and approval from other applicable regulatory authorities may be costly and there can be no guarantee that the process will be successful. FDA 510(k) Notification and PMA applications typically require preliminary internal studies, field studies, and/or clinical trials, in addition to submission of other design documentation. We recently hired a Senior Vice President of Regulatory & Clinical Affairs to manage the complete process of obtaining regulatory clearance. We provide additional support to our current operations through the use of consultants, Clinical Research Organizations ("CROs") and members of our Medical Advisory Board.

         A 510(k) Notification, among other things, requires an applicant to show that its products are "substantially equivalent" in terms of safety and effectiveness to an existing FDA cleared predicate product. An applicant may only market a product submitted through a 510(k) Notification after the FDA has issued a written notification determining the product has been found to be substantially equivalent.

         To obtain PMA approval for a device, an applicant must demonstrate, independently of other like devices, that the device in question is safe and effective for its intended uses. A

PMA must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature and design documentation to prove the safety and effectiveness of the device. The PMA process is substantially longer than a 510(k) Notification process. During the review period, the FDA may conduct extensive reviews of clinical center documentation and our manufacturing facilities or those of our strategic partners. In addition the FDA may request additional information and clarifications, and convene a physician advisory panel to assist in its determination.

         The FD&C Act generally bars advertising, promoting, or otherwise marketing medical devices that the FDA has not approved or cleared. Moreover, FDA enforcement policy strictly prohibits the promotion of known or approved medical devices for non-approved or "off-label" uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards.

         Our current and prospective overseas operations are also subject to some degree of government regulation, varying from country to country. Many countries, directly or indirectly through reimbursement limitations, control the selling price of most healthcare products. Developing countries often limit the importation of finished products, which may make it necessary to build our instruments or disposables using local facilities. Regulations adopted in foreign countries also have an impact on U.S. regulations. European Directives establish the requirements for medical devices in the European Union. The specific Directives are the Medical Device Directive (MDD 93/42/EEC) and the In-Vivo Device Directive (IVDD/98/79/EEC). The International Organization for Standardization ("ISO") establishes standards for compliance with these Directives, particularly for quality system requirements.. The FDA has adopted regulations governing the design and manufacture of medical devices that are, for the most part, harmonized with the ISO's quality system standards for medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

         We will be subject to certain registration, record-keeping and Medical Device Reporting requirements of the FDA. Our manufacturing facilities, or those of our strategic partners, will be obligated to follow the FDA's Quality System Regulation and be subject to periodic FDA inspections. Any failure to comply with the Quality System Regulation or any other FDA or other government regulations could have a material adverse effect on our future operations.

         For sale and use in the United States, our System products will need to be cleared for marketing by the FDA as described above. We cannot be sure that the FDA will clear the System products. Internationally, the System products may be subject to various government regulations, which may delay the introduction of new products and services and adversely affect our cost of doing business.

         The System products are also subject to regulation in the United States under the Clinical Laboratory Improvement Act ("CLIA"). ("CLIA") was passed by Congress to establish quality standards for laboratories conducting testing, in an effort to ensure the accuracy, reliability and timeliness of patient test results, regardless of where the test was performed. The requirements for laboratories vary depending on the complexity of the tests performed there. Thus, the more complicated the test, the more stringent the requirement. Tests are categorized as high complexity, moderate complexity (including the category of provider performed microscopy), and waived tests. CLIA specifies quality standards for laboratory proficiency testing, patient test management, quality control, personnel qualifications and quality assurance, as applicable.

         Under the regulations issued in 1992 (which implemented the requirements of the CLIA), the FDA was assigned the responsibility of categorizing the complexity of commercially marketed laboratory tests. This responsibility was initially delegated to the Center for Disease Control ("CDC") because of budgetary considerations. Recently, CLIA complexity categorization responsibility for commercially marketed tests has been transferred from the CDC back to the FDA. The CDC continues to be responsible for categorization of laboratory procedures such as provider-performed microscopy. For commercially marketed tests, the FDA now determines the appropriate complexity category as they review premarket submissions for clinical laboratory devices. Manufacturers are asked to include an extra copy of the package insert identified as "FOR CLIA CLASSIFICATION" in the submission for product commercialization (i.e., 510(k) or PMA). Manufacturers are notified of the assigned complexity through routine FDA correspondence (e.g. as an enclosure with a clearance or approval letter or as a separate letter in response to other submissions). Categorization is effective as of the data of the written notification to the manufacturer.

         We are developing the System POS products to be user-friendly, require minimum operator training, and have safety and operating checks built into the functionality of the instruments. We believe that our efforts will result in the lowest possible classification by the FDA and/or the CDC. However, we cannot be sure that the System POS products will be assigned to the lowest possible classification. If the System products are classified into a higher category, it may have a significant impact on our ability to market the product in the United States.

         We currently offer Samba products for sale in the United States, Europe and South America. Many applications for Samba products do not require regulatory clearance or approval. Expanding certain Samba product sales in the United States for use in certain clinical applications may require FDA clearance. If such clearance is necessary, it will likely delay the sales of these products for certain clinical applications in the U.S. market and also increase our cost of doing business. Samba has clearance, where necessary, to sell its current products in France and certain other countries outside of the United States.

         RESEARCH AND DEVELOPMENT.

         Our research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize both in-house and contracted research and development efforts. We believe that this commitment to research and development is critical to the success of our business strategy. During years 2000 and 1999, and the period from March 16, 1998 (inception) through December 31, 1998, our research and development expenditures were $3,426,000, $1,782,000, and $181,000, respectively.

         We completed pre-clinical testing of the sample collection device and began a clinical trial during 2000. We anticipate submitting the results of this trial to the FDA in the form of a 510(k) Notification by the end of the second quarter of 2001.

         We completed the design of the laboratory version of the System, including selection of instrument components, and initially tested its use in early 2001 in a small pilot study. This study is the precursor of a large-scale clinical trial of the complete System to be conducted in the U.S., South America, Europe, and China during 2001. The Chinese portion of the trial, encompassing 9,000 patients, is currently scheduled to commence during the second quarter of 2001. Upon completion, we intend to include the results of these trials in submissions to the FDA and healthcare authorities in other areas of the world where required, to support the introduction and marketing of the System.


         The design specifications for the POS analysis instrument were completed and prototypes, including instruments to be used for demonstration purposes, are being assembled for final testing.

         We reviewed and validated the performance of over thirty biological components for use in our Cocktail. We used samples from patients with normal and abnormal (those with cancer or its precursors) pathology reports. We selected the initial combination of components that we will use in our upcoming large-scale trials.


         Our research work in the area of chemical and biological components will continue for the foreseeable future as we seek to refine the current process and add additional capabilities to our analysis procedure, including the detection of other forms of cancer and precursors to cancer.

         We anticipate the need to invest a substantial amount of capital in the research and development process, including the cost of clinical trials, in order to complete the development and use of the System and introduce it into the market.

         COMPONENTS AND RAW MATERIALS.

         Low cost products are a key component of our business strategy. We designed the sample collection device using widely available and inexpensive silicone and plastic materials. These materials are available from numerous sources and can be fabricated into finished devices by a variety of manufacturers within and outside the U.S. We can use sources outside of the U.S. based on the need to service a particular market with the lowest cost possible product.

         The instrument components of the laboratory version of the System are available from a number of sources. Computers, cameras, automated slide-staining instruments and automated slide-preparation instruments are currently available from several large manufacturers. AccuMed currently supplies the automated microscopy instrument used in our System. Similar devices are available from other manufacturers.

         The POS instrument is designed to use off-the-shelf components and a limited number of custom manufactured parts. The strategic partner we choose to manufacture this instrument, as is the case with the company building the prototypes, will be responsible for sourcing, fabrication, and assembly of all components into the final instrument.

          Samba's software products are compatible with various off-the-shelf computers, computer components, microscopes, and imaging equipment.

         WORKING CAPITAL PRACTICES.

         We have not sold any System products to date. We have financed our operations and development work by raising funds through the sale of debt or equity in the Company. We will continue to use these methods to fund the Company until such time as we are able to generate revenues from the sales of some or all of our products.

          The sale of Samba products generates revenue that is used to support Samba operations. Samba has also obtained a 1.3 million French Franc (approximately $185,000) revolving line of credit from its bank to provide supplemental funds as needed. Availability of funds under the line of credit is based on and secured by Samba's monthly billings to customers. The line is especially helpful, since collection periods for many customers may exceed standard thirty-day terms. Customers requiring government funding to pay their bills or customers outside of France often take longer than thirty-days to pay. When possible, Samba requires a significant deposit on an order before ordering any equipment or beginning any work.

         Similarly, we believe that future sales of System products into international markets will result in collection periods that may be longer than for domestic sales of System products or Samba products. Our strategy is to use Letters of Credit or other secured forms of payment, whenever possible, in sales of System products in international markets.

         EMPLOYEES.

           As of March 15, 2001, we employed a total of 22 full-time employees in the United States (11 employees) and France (11 employees). The Samba employees in France are represented by a national labor union (customary to all French workers), and Samba management considers its relations with its employees to be good.



      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         There are forward-looking statements throughout this report that are not historical facts, including statements in this Item 1 and statements contained in material incorporated into this report by reference. These statements are based on our current expectations and involve many risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while others are specific to us and the areas of the medical products industry in which we operate.

         The factors below in some cases have affected our historical results and could affect our future results, causing them to differ, possibly materially, from those expressed in this report's forward-looking statements. These factors include: economic conditions;

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

         Currency fluctuations are also a significant variable for global companies, especially fluctuations in local currencies where hedging opportunities are unreasonably expensive or unavailable. If the value of the U.S. dollar strengthens relative to the currencies of the countries in which we market or intend to market our products, our ability to achieve projected sales and net earnings in such countries could be adversely affected.

         We believe that our expectations with regard to forward-looking statements are based upon reasonable assumptions within the bounds of our current business and operations knowledge, but we cannot be sure that our actual results or performance will conform to any future results or performance expressed or implied by any forward-looking statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         Our current operations outside the U.S. are conducted by Samba. Sales of Samba products have accounted for all of the Company's sales reported to date.

         Markets outside of the U.S. are an important factor in our business strategy. Any business that operates on a worldwide basis and conducts its business in one or more local currencies is subject to risks of fluctuations in the value of those currencies against the U.S. Dollar. It is subject to changing political climates and differences in culture and the practices of doing business. It is also subject to United States and foreign governmental actions, such as export / import rules, tariffs and duties, embargoes, trade sanctions, etc. We do not regard these risks as a deterrent to our strategy to introduce our System products to markets outside the U.S.

         As we begin to market and sell our System products, we will closely review our foreign operational procedures. We will attempt to adopt strategies to minimize risks of changing economic and political conditions within foreign countries.

ITEM 2.  PROPERTIES

         We occupy approximately 5,700 square feet of leased space at 414 N. Orleans St., Suite 510, Chicago, Illinois 60610, under a lease which expires in September 2006. This space houses the executive offices of the Company, as well as a research laboratory and certain engineering and research staff. Samba leases approximately 300 square meters of space in a suburb of Grenoble, France, at 53, chemin du Vieux Chene, 38240 Meylan. The Samba lease has a term of nine years expiring in 2008. Samba has the option to terminate the lease at the end of each three-year period. The location houses Samba's administrative, sales, and research and development activities.

         We consider all of our facilities to be well utilized, well maintained, and in good operating condition. We consider the facilities to be suitable for their intended purposes, and to have capacities and projected capacities adequate to meet current and projected needs for our operations.

ITEM 3.  LEGAL PROCEEDINGS

         On October 20, 2000, we filed suit in Circuit Court of Cook County, Illinois (Case No. 00 CH 15652), against SpectRx, Inc. and Welch Allyn, Inc. The suit seeks injunctive relief and damages from SpectRx, Inc. based on a complaint of fraud and breach of certain confidentiality agreements with regard to our business plans, marketing plans, and technology related to in-vivo diagnostic devices. The suit also charges SpectRx, Inc. and Welch Allyn, Inc. with misappropriation of our trade secrets in violation of the Illinois Trade Secrets Act.

         Our suit was filed in response to a suit filed by SpectRx, Inc. in the Superior Court of Gwinnett County, Georgia (Civil Action NO. 00-A-7604 1), seeking a Declaratory Judgment (but no monetary damages or other relief) that SpectRx, Inc. did not breach the confidentiality agreements as charged in our suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our Common Stock is quoted on the Nasdaq Over-the-Counter Bulletin Board Market under the symbol "AMPM" (prior to June 1, 1999 our Common Stock traded under the symbol "BLBN").

         The following table lists the high and low closing sale prices per share of Common Stock for the periods indicated, as reported on the Nasdaq Over-the-Counter Bulletin Board Market. These prices represent prices between dealers, and may not include retail mark-ups, mark-downs, or commissions.



                                      Closing Sales Price Range of Common
                                      -----------------------------------
                                                     Stock
                                                     -----
                                           High                       Low
                                           ----                       ---
Year Ended December 31, 2000
----------------------------
1st Quarter                               $5.563                     $1.000
2nd Quarter                               $4.125                     $2.375
3rd Quarter                               $3.500                     $1.938
4th Quarter                               $2.875                     $0.750


Year Ended December 31, 1999
----------------------------
1st Quarter                                                      $0.688                     $0.250
2nd Quarter                                                      $0.750                     $0.250
3rd Quarter                                                      $0.625                     $0.250
4th Quarter                                                      $0.813                     $0.250

HOLDERS

         As of March 15, 2001, we had approximately 1,100 record holders of our shares of Common Stock. This number does not include other persons who may hold only a beneficial interest, and not an interest of record, in our Common Stock.

DIVIDENDS

         We have not paid a cash dividend and the Board of Directors is not contemplating paying one at this time.

STOCK TRANSFER AGENT

         Our stock transfer agent is Continental Stock Transfer and Trust Co., 2 Broadway, New York, New York 10004, phone (212) 509-4000.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         In October 2000, the Board of Directors authorized management to raise additional new equity to support our future operations. In February 2001, we sold 1,333,856 shares of Series B Convertible Preferred Stock to a limited number of U.S. and foreign accredited investors in a private offering. The Series B Preferred Stock has a stated value of $4.00 per share, an annual dividend rate of 10%, and is convertible into Common Stock at a conversion price equal to $1.00 per share of Common Stock. We received net cash proceeds from the February 2001 offering of $5,176,000, including $500,000 received as a deposit in December 2000. Proceeds from the offering will be used to fund monthly loans to, and complete the merger with AccuMed, repay certain outstanding indebtedness, fund clinical studies and trials of our products, and general working capital.

         Several advisory groups, contracted to assist us in completing this offering, were compensated through the payment of $159,000 in cash, the issuance of 374,000 shares of Common Stock, and the issuance of warrants to purchase 534,000 shares of Common Stock at an exercise price of $1.20 per share.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data shown below is derived from the audited Consolidated Financial Statements and notes included elsewhere in this Annual Report on Form 10-K.

    FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD FROM
             MARCH 16, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998.

                                         (Dollar amounts in thousands, except per-share data)

                                                             2000               1999             1998
                                                      ------------------- ----------------- ----------------
STATEMENT OF OPERATIONS DATA:
     Net Sales                                                  $ 1,094           $ 1,040           $    0
     Operating (loss)                                          ($ 6,688)         ($ 4,117)         ($  783)
     Net (loss)                                                ($ 6,611)         ($ 4,226)         ($  789)
PER SHARE DATA:
     Net (loss)                                                ($  0.24)         ($  0.29)         ($ 0.07)
     Weighted average shares outstanding                     27,869,274        14,336,667       12,000,000
BALANCE SHEET DATA:
     Working capital (deficit)                                 ($ 3,301)         ($ 3,204)        ($    80)
     Total assets                                               $ 4,575           $ 1,871           $1,699
     Notes payable: current                                     $ 1,105           $ 1,095           $   75
     Notes payable: long-term                                      $  0           $    26           $  156
     Stockholders' equity (deficit)                            ($   125)         ($2,040)           $  728


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW:

         Ampersand Medical Corporation, which may also be referred to as "Ampersand", was incorporated in Delaware in December 1998 as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958. In December 1998, Bell National (then a shell corporation without any business activity) acquired InPath, LLC ("InPath"), a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, we treated the acquisition as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes. Bell National merged into Ampersand, its wholly owned subsidiary in May of 1999 in order to change the state of incorporation of the Company to Delaware. Except where the context otherwise requires "Ampersand", the "Company" or "We" refers to Ampersand, its subsidiaries, and its predecessor.

         As mentioned in Item 1, for financial reporting and accounting purposes, we treated the acquisition of InPath by Bell National as if InPath had acquired Bell National. We recorded the issuance of Common Stock, combined the equity of the two companies, and we did not record any goodwill. Information presented in our Consolidated Financial Statements includes the operations of InPath from March 16, 1998 (inception) and the operations of the combined Company from December 4, 1998.

         We are focused on the design, development and marketing of the InPath System (the "System") of products. These products are intended to detect, at the earliest possible stage, cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office. Ampersand has a wholly owned subsidiary, Samba Technologies, Sarl, based in France. We bought all of the assets of Samba in January 1999, from Unilog Regions, SA for approximately $500,000 in cash. Samba designs, develops and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba also is developing the software used in the System. All of our reported revenue to date has been from the sale of Samba products and services.

REVENUE:

         We were considered a development stage company during 1998 and had no revenues. On January 4, 1999, our subsidiary, Samba, acquired the business of the Samba department of Unilog Regions, SA. All of our reported revenues for the years 2000 and 1999, amounting to $1,094,000 and $1,040,000, respectively, were produced through the sale of Samba products and services.

         Revenues for the year 2000 reflect an increase of $54,000, or 5% over the prior year. Samba conducts its operations in local currency, the French Franc. We convert their local currency results into U.S. Dollars for consolidated reporting purposes. During 2000, the average exchange rate of the Euro (the European Union currency to which the French Franc is fixed) to the U.S. Dollar declined by approximately 15%. This decline reduced the translated U.S. Dollar value of Samba's 2000 revenues by approximately $169,000. Samba revenue recognition may be subject to the timing of receipt and completion of customer contracts from period to period. We may experience quarter-to-quarter, and year-to-year, variability in revenues as a result of these contract-timing issues until we begin to market some or all of our other products.

COSTS AND EXPENSES:

COST OF GOODS SOLD:

         Cost of goods sold for 2000 and 1999, amounting to $637,000 and $542,000 respectively, relate to the Samba revenues and represent the cost of computer and imaging hardware, purchased services and other products, and software engineering labor and related expenses.

RESEARCH AND DEVELOPMENT:

         We devote a substantial amount of our resources to research and development ("R&D") efforts related to new products including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products. In 2000, our R&D expenses were $3,426,000 compared to $1,782,000 in 1999, an increase of 92%. R&D expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals, full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the System, payments to medical and engineering consultants, and payroll related costs for in-house engineering, scientific, laboratory, software development, and research management staff. In order to reduce our cash R&D expenses, a portion of the compensation paid to consultants may be in the form of awards of our Common Stock (with restrictions attached) or grants of options to purchase our Common Stock. Since these awards and/or option grants cover services to be performed over a future time period, we are required to calculate their market value at the end of each reporting period until the work is complete. Included in the above R&D expense amounts for 2000 and 1999, are non-cash costs of $446,000 and $67,000, respectively, related to the calculated cost of these share awards and options that were charged to expense in each period.

         The R&D expenses of $1,782,000 in 1999 represent an increase of 885% over 1998 R&D expenses of $181,000. The 1999 expenses reflect a significant expansion of the product development process as well as non-cash costs outlined above, of which there were none in 1998. The 1998 expenses reflect R&D expenses incurred over a nine-month period of early stage development of the System.

SELLING, GENERAL AND ADMINISTRATIVE:

         In 2000, selling, general, and administrative expenses ("SG&A") were $3,719,000 compared to $2,833,000 in 1999, an increase of 31%. Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal or accounting services, travel costs, fees for public and / or investor relations services, insurance premiums, recruitment fees, marketing related costs, amortization and depreciation. The increase in SG&A expenses for 2000 is primarily the result of the continued expansion of our business.

         In 1989, the Company issued 450,000 Stock Appreciation Rights ("SARs") to Cadmus Corporation, a company controlled by Alexander Mulley, one of our directors and a significant stockholder. These SARs entitle the holder to receive a payment equal to the amount by which the market price of our Common Stock, at the time of exercise, exceeds $0.30 per share. We can make the payment in cash or by issuing an equivalent number of shares of Common Stock. The SARs expire in November 2001. We are required to charge an amount to expense at the end of each interim reporting period, which represents the excess of the closing market price of our Common Stock over the exercise price at that point in time, until the SARs are exercised or expire. The charge to expense is cumulative over the life of the SARs and increases or decreases from period to period in conjunction with the movement of our Common Stock price. Included in the above SG&A expense amounts for 2000 and 1999 are non-cash expenses of $91,000 and $231,000, respectively, which represents the calculated cost of the SARs charged to expense in each period.

         In order to reduce our cash SG&A expenses, we may issue shares of our Common Stock (with restrictions attached) or grant options, or warrants to purchase shares of our Common Stock in lieu of compensation or payments for services. If the services are completed, we record an expense based on the value of the services. If the services are to be completed over a future period of time, we are required to calculate a market value for the shares, options, or warrants at the end of each reporting period until the services are completed. Included in the above SG&A expense amounts for 2000 are non-cash expenses of $66,000 related to the calculated cost of these share awards, options, and warrants, charged to expense in the period. There were no such non-cash costs in 1999.

         The 1999 SG&A expenses of $2,833,000 represent an increase of 371% over the 1998 amount of $602,000. The increase for 1999 is the result of a significant expansion in the scale of our operations over the initial formulation stages during the 1998 nine month operating period from InPath's founding in March of that year. 1999 SG&A compensation costs increased approximately $700,000 as a result of additional executive personnel and administrative staff (the original founder and current CEO of Ampersand did not take any compensation until October 1998) including those involved with Samba. The change in our status from a privately held company in 1998 to a publicly held company in 1999 resulted in expense increases of approximately $200,000, primarily for professional services and insurance. Organization costs and the amortization of goodwill, both related to Samba amounting to $225,000, and royalty expense of $250,000 related to our Patent and Technology License with AccuMed, are also included as 1999 expenses.

OTHER INCOME AND EXPENSE:

INTEREST INCOME:

         During 2000, we earned interest income on notes receivable from Seaside Partners, L.P. and AccuMed amounting to $73,000. We had no interest income in 1999 or 1998.

INTEREST EXPENSE:

         In 2000, our interest expense amounted to $235,000 compared to $86,000 in 1999, an increase of 173%. The increase reflects a higher rate of interest paid on new borrowings issued during the year offset by elimination of interest on a series of 6% Convertible Subordinated Notes issued during 1999, which automatically converted into Common Stock on April 28, 2000. The 2000 amount also includes a non-cash expense of $139,000 representing the amortization debt discount. We issued two $500,000 Convertible Promissory Notes, in September and November of 2000, respectively, in exchange for cash. The notes provide the holder with an option to convert the principal of the notes into our Common Stock at a conversion price of $1.00 per share any time after 180 days have elapsed from the original note issue date. Since the conversion price was less than the market price of our Common Stock at the time of the transaction, the holders are considered to have a beneficial conversion feature. We are required to record the calculated value of this beneficial conversion feature, amounting to $250,000, as debt discount, and to amortize the discount as additional interest expense over the life of the note.

         In 1999 we incurred interest expense of $86,000. The amount primarily reflects the interest due on the series of 6% Convertible Subordinated Notes Due 2000 issued during 1999. Interest expense for 1998 was not significant.

OTHER INCOME AND EXPENSE, NET:

         We had a dispute with our former outside legal counsel regarding services and fees. We recorded the disputed fee expense, represented by invoices and a note payable, in 1999 and 1998. We also recorded accrued interest and expense on that note payable for each of those periods plus an additional $6,000 for the current year. In September 2000, we settled the dispute for approximately $226,000 less than the existing liability and recorded the amount as other income. To be consistent with 1999 consolidated reporting, we also treated $14,000 in refundable income taxes, related to an R&D credit due to Samba under French taxation rules, as other income.

         In 1999, we wrote off $100,000 paid to AccuMed as compensation for a "no shop" clause in a Letter of Intent between AccuMed and the Company, whereby we sought to license and purchase certain automated microscopy technology. We were unable to reach a final agreement and terminated negotiations in September 1999. We also moved our corporate offices to a new location and wrote off $21,000 representing the net remaining value of leasehold improvements related to our old space.

         In accordance with taxation rules in France, Samba recorded refundable income taxes in 1999 in the amount of $100,000. These refundable taxes represent a research and development credit against future income taxes, or a direct cash refund available to Samba. For consolidated reporting purposes, we treated this credit as other income.

NET LOSS:

         Our net loss for 2000 was $6,611,000, or $0.24 per share on 27,869,274 weighted average outstanding shares. The 2000 weighted average outstanding shares are 94% higher than the 1999 average. During the year, we sold additional shares of our Common Stock in a private offering and a series of 6% Convertible Subordinated Notes issued by us in 1999 were automatically converted into shares of Common Stock in 2000.

         Our net loss for 1999 was $4,226,000, or $0.29 per share on 14,336,667 weighted average outstanding shares. Our net loss for the period March 16, 1998 (inception) through December 31, 1998 was $789,000, or $0.07 per share, on 12,000,000 weighted average outstanding shares. The calculation of net loss per share for 1998 assumes that all shares of the Company were outstanding for the entire period.

LIQUIDITY AND CAPITAL RESOURCES

         R&D, clinical trials and other studies of the components of our System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business over the last two years through private offerings of debt or equity in the Company to limited numbers of U.S. and foreign accredited investors. We may be required to make additional such offerings in the future in order to continue to support the operations of the business until some or all of our products are introduced into the market.

         We will also require cash to fund monthly loans required under the Agreement to support AccuMed's working capital needs until the earlier of the closing of the merger or May 31, 2001, fund other costs related to the completion of the acquisition of AccuMed, and to make various technology license payments.

         At December 31, 2000 we had cash on hand of $13,000. In February 2001, we sold 1,333,856 shares of Series B Convertible Preferred Stock to a limited number of U.S. and foreign accredited investors in a private offering. We received net cash proceeds from the February 2001 offering of $5,176,000, including $500,000 received as a deposit in December 2000. We had cash on hand at December 31, 1999 of $36,000.

         During January 2000, funds received under a late 1999 private offering cleared our bank and we completed the sale of 1,712,120 shares of Common Stock for total gross proceeds of $565,000.

         Between February 7, 2000 and April 30, 2000 we sold 3,583,330 shares of our Common Stock at a price of $1.50 per share, for total proceeds of $5,329,000 in a private offering authorized by the Board in January 2000. We received $23,000 in cash proceeds during 2000 from the exercise of a warrant to purchase 70,000 shares of our Common Stock. We also received cash proceeds of $17,000 from the sale of 21,989 shares of Common Stock to employees in accordance with the terms of the Employee Stock Purchase Plan.

         On April 28, 2000, we sold 1,333,333 shares of our Common Stock to Seaside Partners, L.P., a hedge fund, at $1.50 per share, or total proceeds of $2,000,000. Dr. Denis M. O'Donnell, one of our directors, is a member and manager of Seaside Advisors, L.L.C., which provides investment management services to Seaside Partners, L.P. The sale was in conjunction with the private offering of our Common Stock covered in the preceding paragraph. In lieu of cash, we agreed to accept payment in the form of a $2,000,000 Promissory Note due July 27, 2000 and bearing interest at the rate of 8% per annum. The note provisions allow for prepayment at anytime and the due date may be extended by mutual agreement. We retain the stock certificates until the note principal and accrued interest are both paid in full, and the Purchase Subscription Agreement and the note are not voidable or cancelable for any reason. We agreed to extend the due date of the note until November 30, 2000. Seaside, L.P. has made payments against the principal of the note amounting to $1,550,000. The note is currently in default and we are negotiating revised terms with Seaside Partners, L.P., including a new due date and penalties for the default.

         Between March 1, 1999 and June 30, 1999, we issued a series of 6% Convertible Subordinated Notes in exchange for $994,600 in cash. A $25,000 Note was converted into our Common Stock on June 4, 1999. All of the remaining Notes, plus accrued interest due thereon, were automatically converted into our Common Stock on April 28, 2000. Notes held by Seaside Partners, L.P. and Leonard R. Prange, President, COO/CFO of the Company were automatically converted into our Common Stock under the same terms and conditions as all the other Notes in the series. Denis M. O'Donnell, M.D., one of our directors, is a member and manager of Seaside Advisors, L.L.C., a firm, which provides investment management services to Seaside, L.P.

         In July 1999, Samba negotiated a Revolving Credit Line ("Revolver") with Banc National de Paris ("BNP"). The terms of the Revolver provide that Samba may borrow, in the form of an advance on payment against monthly billings, up to a maximum of 1.3 million French Francs, approximately $185,000 U.S.Dollars. The terms of the Revolver require

Samba to pay interest at Euribor plus 2.5% (8.1% at December 31, 2000) on advances outstanding under the Revolver and grant BNP a security interest in Samba accounts receivable. The Revolver was renewed in January 2001. As of December 31, 2000, an amount of $127,000 was outstanding against the Revolver.

         On December 10, 1999, we issued a Senior Convertible Promissory Note to Azimuth, a company controlled by Alexander M. Milley, one of our directors and a significant shareholder of the Company, in exchange for $50,000 in cash. The conversion price of the Note was $0.20 per share. On February 22, 2000, Azimuth exercised its right to convert the note and accrued interest due thereon into 256,250 shares of our Common Stock.

         On March 30, 2000, the Company and AccuMed signed an Agreement to resolve a dispute over a Patent and Technology License Agreement ("License") originally dated September 4, 1998, between InPath and AccuMed. The Amendment to the License ("Amendment"), contemplated by that Agreement was signed on June 9, 2000. The Amendment assigns the License directly to Ampersand, eliminates the minimum royalty payment schedule in the original License, and reduces the royalty rate to 4%. We made cash payments to AccuMed under the Amendment totaling $600,000, issued a $100,000 convertible promissory note, which we prepaid on December 11, 2000, and issued 128,571 shares of our Common Stock to AccuMed. We agreed to provide AccuMed with price protection equal to $3.50 per share on the 128,571 shares of Common Stock until a measurement date 60 days following the date on which the shares are registered for sale. The Amendment provides that the cash payments represent the final minimum license payment and advanced non-refundable royalty payments. The Amendment also provides that the $100,000 principal amount of the note and the 128,571 shares of Common Stock to a value of $450,000 also represent advanced non-refundable royalty payments.

         As a further result of the signing of the Amendment in June 2000, we recorded $500,000 in prepaid royalties. This amount represented the reversal of an accrual of minimum royalty payments due under the original License and their related charge to expense, including $250,000 accrued and charged to expense in 1999.

         In June 2000, we entered into a License and Technology Agreement (the "Agreement") with Invirion, a company controlled by Dr. Bruce Patterson, granting us exclusive rights to certain medical technology for the detection of oncogenic (cancer causing) types of the Human Papilloma Virus ("HPV"). The Agreement provides for $500,000 in cash payments and the issuance of warrants to purchase 400,000 shares of our Common Stock at an exercise price of $0.01, based on technology delivery milestones. On September 12, 2000, all of the parties signed the First Addendum to the Agreement. The First Addendum provides that all parties agreed that Invirion's ownership and patentablity of the technology was established, the initial HPV probe was delivered, and the first development milestone under the Agreement was met, and that the $250,000 in cash payments due would be paid in equal installments over a period of ten months. We also issued warrants to purchase 250,000 shares of our Common Stock at an exercise price of $0.01 per share in accordance with the terms of the Agreement and First Addendum signing. We used the Black-Scholes valuation model to determine a fair value for the warrants of $530,000 and recorded the amount as capitalized license and additional paid in capital. In January 2001, all of the parties signed the Second Addendum to the Agreement. The Second Addendum provides that all parties agree that the second development milestone under the Agreement was met in December 2000 and that the $150,000 cash payment due as a result would be paid in equal installments over a period of six months beginning in January 2000. The Second Addendum also amended the Agreement to more closely reflect Dr. Patterson's inventorship and ownership of the technology.

         We also signed a Development Agreement with Invirion and Dr. Patterson in June of 2000, to complete the development and integration of the HPV product with the System. We paid $100,000 in cash to cover all costs to complete the development project.

         On September 22, 2000, we issued a Convertible Promissory Note to Azimuth in exchange for $500,000 in cash. The Note bears interest at the rate of 15% per year and is due twelve months from the date of issue. The Note is convertible into our Common Stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. Since the conversion price was less than the market price of our Common Stock at the time of the transaction the holders are considered to have a beneficial conversion feature. We recorded a value of $125,000 to this beneficial conversion feature as debt discount, reducing the carrying amount of the debt. The debt discount is amortized as additional interest expense over the life of the note. During 2000, we recorded a charge of $34,000 to interest expense to reflect the amortized amount of debt discount.

         We used $300,000 in proceeds from this Note to fund a loan to AccuMed described below. The balance was used to fund license payments and the initial payment of a settlement arrangement with our former legal counsel.

         On September 22, 2000, in conjunction with the signing of a Letter of Intent to merge with AccuMed International, Inc., we loaned AccuMed $300,000 in cash in exchange for a Promissory Note bearing interest at 2.5% above the Prime Rate. On February 7, 2001, this Note was cancelled and replaced by a new Promissory Note, secured by AccuMed's inventory, issued in conjunction with the signing of a definitive agreement under which, we would acquire AccuMed.

         On November 1, 2000, we issued a Convertible Promissory Note to Monsun, AS in exchange for $500,000 in cash. The Note bears interest at the rate of 15% per year and is due twelve months from the date of issue. The Note is convertible into our Common Stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. Since the conversion price was less than the market price of our Common Stock at the time of the transaction the holders are considered to have a beneficial conversion feature. We recorded a value of $125,000 to this beneficial conversion feature as debt discount, reducing the carrying amount of the debt. The debt discount is amortized as additional interest expense over the life of the note. During 2000, we recorded a charge of $21,000 to interest expense to reflect the amortized amount of debt discount.

         On December 4, 2000, we issued a Promissory Note to Azimuth in exchange for $200,000 in cash. The Note bears interest at the rate of 12% per year and was due December 31, 2000. As additional consideration for the note we issued Azimuth a warrant to purchase 50,000 shares of our Common Stock at a price of $0.937 per share, the approximate market price of our stock at the time. Since the note was not repaid until February 20, 2001 we were required to pay a 3% increase in the rate of interest from January

1, 2001 until the date of payment. We also were required to issue Azimuth two warrants, each to purchase 12,500 shares of our Common Stock, at an exercise price of $0.01 per share.

           On December 11, 2000, we issued a Promissory Note to Azimuth Corporation in exchange for $100,000 in cash. The Note bears interest at the rate of 12% per year and was due 180 days from date of issue. As additional consideration for the note we issued Azimuth a warrant to purchase 1,000,000 shares of our Common Stock at a price of $1.25 per share, an approximate 15% premium to the market price of our stock at the time. The proceeds of this note were used to repay a Convertible Promissory Note to AccuMed due on March 29, 2001. The prepayment was made in conjunction with ongoing negotiations to acquire AccuMed.

         On December 28, 2000, we loaned AccuMed a further $30,000 in conjunction with the negotiations to acquire AccuMed. The loan was included in the new secured Promissory Note signed on February 7, 2001.

         On February 7, 2001, we signed a definitive agreement (the "Agreement") to merge our subsidiary, AccuMed Acquisition Corp., with AccuMed. AccuMed Acquisition Corp. was formed for the purpose of doing the merger. AccuMed is also in the cancer screening and diagnostics business. We license certain patents and core technology from AccuMed. We also purchase their automated instruments and integrate them into our system.

         Under the terms of the Agreement, we will exchange approximately 3,750,000 shares of our Common Stock for all of the outstanding common stock of AccuMed. In addition, we will exchange approximately 590,000 shares of our Series A Convertible Preferred Stock for all of the outstanding convertible preferred stock of AccuMed. The 590,000 shares of our Series A Convertible Preferred stock are convertible into approximately 250,000 shares of our Common Stock. The Agreement is subject to approval by the stockholders of AccuMed. The Board and management of AccuMed have signed agreements to vote their shares, representing approximately 18% of AccuMed's share of common stock and 51% of AccuMed's convertible preferred stocks entitled to vote, for approval of the Agreement. We anticipate closing the merger during this second quarter of 2001.

         On February 1, 2001 and February 7, 2001, we received $495,000 in cash from Azimuth in exchange for two promissory notes bearing interest at 15% per year. Of the cash received, $470,000 was used to partially fund the loan to AccuMed made on February 7, 2001, in connection with the Agreement. As additional consideration for these loans, we issued Azimuth a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.25 per share. The warrant expires on February 7, 2006. On February 20, 2001, we used $809,000 of the proceeds from the Series B Stock offering to repay these notes, two additional notes issued to Azimuth in December 2000, and all of the related accrued interest.

         Several advisory groups, contracted to assist us in completing February 2001 offering, referred to in the first paragraph of this section, were compensated through the payment of $159,000 in cash, the issuance of 374,000 shares of Common Stock, and the issuance of warrants to purchase 534,000 shares of Common Stock at an exercise price of $1.20 per share.

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



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         A market risk inherent in our financial statements is the potential loss in fair value arising from adverse changes in interest rates. We do not engage in any hedge transactions or use derivative financial instruments to reduce our exposure to interest rate changes since all of our indebtedness is at fixed interest rates. At December 31, 2000, the carrying amount of our debt instruments approximated their fair value. In addition, as of December 31, 2000, we were not exposed to any material foreign-currency, equity-price or other type of market or price risk. Samba conducts the majority of its operations in Europe using EURO and local European currencies. At December 31, 2000, we have recorded a negative cumulative translation adjustment of $97,000 reflecting the valuation, using December 31, 2000 currency exchange rates, of our investment in and current account with Samba.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements for the years ended December 31, 2000 and 1999 and the period March 16, 1998 (inception) through December 31, 1998, together with the report thereon of Ernst & Young LLP dated March 9, 2001, are filed as part of this report commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required for this item is incorporated by reference to the discussion captioned "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 2001 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required for this item is incorporated by reference to the discussion captioned "EXECUTIVE COMPENSATION" in the Company's Proxy Statement for the 2001 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The information required for this item is incorporated by reference to the discussion captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement for the 2001 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Between March 1, 1999 and June 30, 1999, we issued a series of 6% Convertible Subordinated Notes in exchange for $994,600 in cash. A $25,000 Convertible Subordinated Note was converted into our Common Stock on June 4, 1999. All of the remaining Notes, plus accrued interest due thereon, were automatically converted into our Common Stock on April 28, 2000. Notes held by Seaside Partners, L.P., a hedge fund, and Leonard R. Prange, President, COO/CFO of the Company were automatically converted into our Common Stock under the same terms and conditions as all the other Notes in the series. Denis M. O'Donnell, M.D., one of our directors, is a member and manager of Seaside Advisors, L.L.C., a firm, which provides investment management services to Seaside Partners, L.P.

         On December 10, 1999, we issued a Senior Convertible Promissory Note to Azimuth, a company controlled by Alexander M. Milley, a director and significant shareholder, in exchange for $50,000 in cash. As additional compensation for the note, the Company issued Azimuth a warrant to purchase 50,000 shares of Common Stock at an exercise price of $0.33 per share. On February 22, 2000 Azimuth exercised its right to convert the note and accrued interest due thereon into 256,250 shares of Common Stock of the Company.

         On April 28, 2000, we sold 1,333,333 shares of our Common Stock to Seaside Partners, L.P., at $1.50 per share, or total proceeds of $2,000,000. The sale was in conjunction with the private offering of our Common Stock covered in the preceding paragraph. In lieu of cash, we agreed to accept payment in the form of a $2,000,000 Promissory Note due July 27, 2000 and bearing interest at the rate of 8% per annum. The note provisions allow for prepayment at anytime and the due date may be extended by mutual agreement. We retain the stock certificates until the note principal and accrued interest are paid in full, and the Purchase Subscription Agreement and the note are not voidable or cancelable for any reason. We agreed to extend the due date of the note until November 30, 2000. Seaside has made payments against the principal of the note amounting to $1,550,000. The note is currently in default and we are negotiating revised terms with Seaside Partners, L.P., including a new due date and penalties for the default.

         On September 22, 2000, we issued a Convertible Promissory Note to Azimuth in exchange for $500,000 in cash. The Note bears interest at the rate of 15% per year and is due twelve months from the date of issue. The Note is convertible into our Common Stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. Since the conversion price was less than the market price of our Common Stock at the time of the transaction the holders are considered to have a beneficial conversion option. We are required to record the $125,000 calculated value of this beneficial conversion option as debt discount, reducing the carrying amount of the debt, and additional paid in capital. The debt discount is amortized as additional interest expense over the life of the note. During 2000, we recorded a charge of $34,000 to interest expense to reflect the amortized amount of debt discount.

         We used $300,000 in proceeds from this Note to fund a loan to AccuMed described below. The balance was used to fund license payments and the initial payment of a settlement arrangement with our former legal counsel.

         On December 4, 2000, we issued a Promissory Note to Azimuth in exchange for $200,000 in cash. The Note bears interest at the rate of 12% per year and was due December 31, 2000. As additional consideration for the Note we issued Azimuth a warrant to purchase 50,000 shares of our Common Stock at a price of $0.937 per share, the approximate market price of our stock at the time. Since the Note was not repaid until February 20, 2000 we were required to pay a 3% increase in the rate of interest from January 1, 2001 until the date of payment. We also were required to issue Azimuth two warrants, each to purchase 12,500 shares of our Common Stock, at an exercise price of $0.01 per share.

         On December 11, 2000, we issued a Promissory Note to Azimuth in exchange for $100,000 in cash. The Note bears interest at the rate of 12% per year and was due 180 days from date of issue. As additional consideration for the note we issued Azimuth a warrant to purchase 1,000,000 shares of our Common Stock at a price of $1.25 per share, an approximate 15% premium to the market price of our stock at the time. The proceeds of this note were used to repay a Convertible Promissory Note to AccuMed due on March 29, 2001. The prepayment was made in conjunction with ongoing negotiations to acquire AccuMed.

         On February 1, 2001 and February 7, 2001, we received $495,000 in cash from Azimuth in exchange for two promissory notes bearing interest at 15% per year. Of the cash received, $470,000 was used to partially fund the loan to AccuMed made on February 7, 2001, in connection with the Agreement. As additional consideration for these loans, we issued Azimuth a warrant to purchase 1,000,000 shares of Common Stock at our exercise price of $0.25 per share. The warrant expires on February 7, 2006. On February 20, 2001, we used $809,000 of the proceeds from the Series B Stock offering to repay these notes, two additional notes issued to Azimuth in December 2000, and all of their related accrued interest.

         We contracted with several advisory groups to assist us in conjunction with private offerings of convertible debt and our Common Stock during 2000 and 1999. Compensation for these advisory services is in the form of cash, common stock, and warrants to purchase common stock. As compensation for advisory services on offerings made during 2000 and 1999, we issued warrants to purchase 784,901 shares of our Common Stock to Denis, M. O'Donnell, M.D, one of our directors. Dr. O'Donnell is a member of Westgate Partners, L.L.C., one of the advisory groups. Dr. O'Donnell elected to take all of the compensation due to him in the form of warrants rather than cash or shares of our Common Stock. We also recorded an estimated accrual of $50,000 in 1999 to cover "out of pocket" expenses reimbursable to Westgate Partners, L.L.C.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

DOCUMENTS FILED AS PART OF REPORT

(a)1.  FINANCIAL STATEMENTS

                                                                                                         Page
Index to Financial Statements                                                                            Number
-----------------------------                                                                         -----------

Report of Independent Auditors                                                                         F-1
Consolidated Balance Sheets at December 31, 2000 and 1999                                              F-2
Consolidated Statements of Operations for the years ended December 31, 2000 and
     1999, and for the period March 16, 1998 (inception) through December 31, 1998                     F-3
Consolidate Statements of Stockholders' Deficit for the years ended
     December 31, 2000 and 1999, and for the period March 16, 1998 (inception)
     through December  31,1998                                                                         F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000 and
     1999 and for the period March 16, 1998 (inception) through December 31, 1998.                     F-5
Notes to Consolidated Financial Statements                                                             F-6 to F-24


(a)2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as part of this report as page F-31;

          Schedule II - Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)3. EXHIBITS

Exhibit
Number    Description
-------   -----------

2.1 Bell National Corporation Plan of Reorganization (Annex I). (Incorporated herein by reference to Item 1 of the Bell National Corporation Annual Report on Form 10-K for the period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987.)*

2.2 Exchange Agreement dated December 4, 1998 among the Company, InPath, and the InPath Members. (Incorporated herein by reference to Appendix A to the Bell National Corporation Definitive Proxy Statement on
          Schedule 14A, filed on April 30,1999.)*

Exhibit
Number    Description
-------   -----------

2.3 Agreement and Plan of Merger of Bell National Corporation and the Company. (Incorporated herein by reference to Appendix C to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)*

3.1 Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Bell National Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)*

3.2 Bylaws of Bell National Corporation. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)*

3.3 Certificate of Incorporation of the Company as amended. (Incorporated herein by reference to Appendix D to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)*

3.4 By-laws of the Company. (Incorporated herein by reference to Appendix E to the Bell National Corporation Definitive Proxy Statement on
          Schedule 14A, filed on April 30, 1999.)*

3.5 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Ampersand Medical Corporation.

3.6 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Ampersand Medical Corporation.

4.1 Form of Common Stock Purchase Warrant, as executed by Bell National Corporation on December 4, 1998 with respect to each of Mr. Gombrich, Theodore L. Koenig, William J. Ritger, Fred H. Pearson, Walter Herbst, AccuMed International, Inc., Northlea Partners Ltd., and Monroe Investments, Inc. (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)*

4.2 Stockholders Agreement dated December 4, 1998 among the Company, Winchester National, Inc., the InPath Members, and Mr. Milley, Mr. Shaw, Cadmus, and MMI (collectively, the "Claimants"). (Incorporated herein by reference to Exhibit 2 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)*

4.3 Form of Common Stock Purchase Warrant issued to Holleb & Coff on July 4, 1999 representing the right to purchase 250,000 shares of Common Stock of the Company in connection with legal services rendered. (Incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

4.4 Form of Common Stock Purchase Warrant issued to The Research Works on October 11, 1999 representing the right to purchase 70,000 shares of Common Stock of the Company in connection with the preparation of an investment research report. (Incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

Exhibit
Number    Description
-------   -----------

4.5 Form of Common Stock Purchase Warrant issued to Azimuth Corporation on December 10, 1999 representing the right to purchase 50,000 shares of Common Stock of the Company as additional consideration for a 12% Convertible Promissory Note issued on the same date. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

4.6 Form of Common Stock Purchase Warrant issued to Richard Doermer on January 3, 2000 representing the right to purchase 96,250 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.7 Form of Common Stock Purchase Warrant issued to Richard Doermer on January 3, 2000 representing the right to purchase 75,759 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.8 Form of Common Stock Purchase Warrant issued to Richard Doermer on January 3, 2000 representing the right to purchase 121,313 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.9 Form of Common Stock Purchase Warrant issued to Richard Doermer on January 3, 2000 representing the right to purchase 94,697 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.10 Form of Common Stock Purchase Warrant issued to William J. Ritger on May 24, 2000 representing the right to purchase 531,614 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.11 Form of Common Stock Purchase Warrant issued to Denis M. O'Donnell on May 24, 2000 representing the right to purchase 784,901 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.12 Form of Common Stock Purchase Warrant issued to Prospektiva, SA on May 23, 2000 representing the right to purchase 48,333 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.13 Form of Common Stock Purchase Warrant issued to Dr. Bruce Patterson, on September 12, 2000 representing the right to purchase 150,000 shares of Common Stock of the Company as additional consideration for the achievement of product development milestones under a License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus.

4.14 Form of Common Stock Purchase Warrant issued to Dr. Bruce Patterson, on September 12, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company as consideration for an Addendum to a License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus.

4.15 Form of Common Stock Purchase Warrant issued to Osprey Partners, on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company in connection with financial advisory services to be rendered over twelve months.

4.16 Form of Common Stock Purchase Warrant issued to Univest Management, Inc. on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company in connection with financial advisory services to be rendered over twelve months.

Exhibit
Number    Description
-------   -----------

4.17 Form of Common Stock Purchase Warrant issued to Azimuth Corporation on December 1, 2000 representing the right to purchase 50,000 shares of Common Stock of the Company as additional consideration for a 12% Promissory Note issued on December 4, 2000.

4.18 Form of Common Stock Purchase Warrant issued to Azimuth Corporation on December 8, 2000 representing the right to purchase 1,000,000 shares of Common Stock of the Company as additional consideration for a 15% Promissory Note issued on December 11, 2000 in connection with the proposed acquisition of AccuMed International, Inc. by the Company.

4.19 Form of Common Stock Purchase Warrant issued to Azimuth Corporation on February 7, 2001 representing the right to purchase 1,000,000 shares of Common Stock of the Company as additional consideration for two 15% Promissory notes issued on February 1, 2001 and February 7, 2001 in connection with the proposed acquisition of AccuMed International, Inc. by the Company.

4.20 Form of Confidential $5,000,000 Common Stock Private Offering Memorandum dated January 2000.

4.21 Form of Confidential $5,000,000 Series B Convertible Preferred Stock Private Offering memorandum dated November 2000 and amended January 30, 2001.

4.22 Amendment No. 1 to Stockholders Agreement dated July 25, 2000 among the Company, the InPath Members, Mr. Milley, Mr. Shaw, MMI, Cadmus Corporation, and Winchester National, Inc.

10.1 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)*

10.2 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)*

10.3 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Roy D. Rafalco. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990.)*

10.4 SAR Agreement Extension dated November 15, 1995 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit
          10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)*

10.5 SAR Agreement Extension dated November 15, 1995 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)*

10.6 Employment Agreement dated May 1, 1998 between Mr. Gombrich and InPath, LLC, as amended on December 4, 1998. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.8      Claims Agreement dated December 4, 1998 among the Company, the

Exhibit
Number    Description
-------   -----------

          Claimants, and Liberty Associates Limited Partnership. (Incorporated herein by reference to Exhibit 4 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)*

10.9 Ampersand Medical Corporation Equity Incentive Plan established as of June 1, 1999. (Incorporated herein by reference to Appendix F to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, as filed on April 30, 1999.)*

10.10 Ampersand Medical Corporation Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix G to the Bell National Corporation Definitive Proxy statement on Schedule 14A, as filed on April 30, 1999.)*

10.11 Employment Agreement dated June 1, 1999 between Mr. Prange and the Company. (Incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.12 Lease Agreement between the Company and O.P., L.L.C. dated September 1, 1999 pertaining to the premises located at suite 305, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to
          Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.13 Amendment to Lease Agreement between the Company and O.P., L.L.C. dated November 1, 1999 pertaining to the premises at suite 300, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to
          Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.14 Form of Note purchase Agreements dated between March 1, 1999 and June 29, 1999 between the Company and several purchasers. (Incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.15 Form of 6% Convertible Subordinated Note Due 2000, dated between March 1, 1999 and June 29, 1999 issued by the Company to several purchasers. (Incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.16 Schedule of purchasers of 6% Convertible Notes Due 2000, including dates and amount purchased. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.17 Form of Senior Convertible Promissory Note issued to Azimuth Corporation on December 10, 1999. (Incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.18 Form of Restricted Stock Award of 50,000 shares of Common Stock issued to David A. Fishman, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting Agreement dated June 1, 1999. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.19 Form of Restricted Stock award of 50,000 shares of Common Stock issued to Arthur L. Herbst, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting Agreement dated July 1, 1999. (Incorporated herein by

Exhibit
Number    Description
-------   -----------
          reference to Exhibit 10.19 of the Company's
          Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.20 From of $2,000,000 note received from Seaside Partners, L.P. on April 28, 2000.

10.21 Form of $300,000 note received from AccuMed International, Inc. on September 22, 2000 in conjunction with the proposed acquisition of AccuMed by the Company.

10.22 Form of $500,000 Convertible Promissory Note issued to Azimuth Corporation on September 22, 2000 in connection with the proposed acquisition of AccuMed International, Inc. by the Company

10.23 Form of $500,000 Convertible Promissory Note issued to Monsun, AS on November 1, 2000.

10.24 Form of $200,000 Promissory Note issued to Azimuth Corporation on December 4, 2000.

10.25 Form of $100,000 Promissory Note issued to Azimuth Corporation on December 11, 2000 in conjunction with the proposed acquisition of AccuMed International, Inc. by the Company.

10.26 Amendment to Patent and Technology License Agreement dated June 9, 2000 by and between Ampersand Medical Corporation, AccuMed International, Inc. and InPath, L.L.C.

10.27 License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus dated June 23, 2000, by and between Invirion, Dr. Bruce Patterson, and Ampersand Medical Corporation.

10.28 First Addendum to License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus dated September 12, 2000, by and between Invirion, Dr. Bruce Patterson and Ampersand Medical Corporation,

10.29 Second Addendum to License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus dated January 12, 2001, by and between Invirion, Dr. Bruce Patterson and Ampersand Medical Corporation.

10.30 Form of $25,000 Promissory Note issued to Azimuth Corporation on February 1, 2001 in conjunction with the proposed acquisition of AccuMed International, Inc. by the Company.

10.31 Form of $470,000 Promissory Note issued to Azimuth Corporation on February 7, 2001 in conjunction with the proposed acquisition of AccuMed International, Inc. by the Company.

10.32 Lease Agreement between the Company and O.P.,L.L.C date May 18, 2000, pertaining to premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610.

10.33 First Amendment to Lease Agreement between the Company and O.P., L.L.C. dated February 13, 2001, pertaining to additional premises at 414 N. Orleans, Suite 503, Chicago, Illinois 60610 and extending the term of the original lease until February 28, 2006

10.34 Form of Restricted Stock Award of 25,000 shares of Common Stock issued to Eric A Gombrich on May 1, 2000 as additional compensation under a 36 month

Exhibit
Number    Description
-------   -----------
          Employment Agreement dated April 1 2000.

10.35 Form of Restricted Stock Award of 50,000 shares of Common Stock issued to Ralph M. Richart, M.D., on July 24, 2000 as additional compensation under a 36 month Consulting Agreement dated June 1, 2000.

10.36 Form of Restricted Stock Award of 50,000 shares of Common Stock issued to J. Thomas Cox, M.D., on October 20, 2000 as additional compensation under a 36 month Consulting Agreement dated October 15, 2000.

10.37 Agreement and Plan of Merger by and among AccuMed International, Inc., AccuMed Acquisition Corp. and Ampersand Medical Corporation, dated as of February 7, 2001 including Exhibit A - Form of Voting Agreement; Exhibit B - Form of Secured Promissory Note and Security Agreement.

21.1      Subsidiaries of the Company.

          *SEC File No. 0-935

(b)       REPORTS ON FORM 8-K

          None

(c)       See item 14(a)3 above.

(d) The financial statement schedules are filed (as a separate section of this report).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMPERSAND MEDICAL CORPORATION


Date:  March 26, 2001                        BY:  /s/ Peter P. Gombrich
                                                  ---------------------
                                                  Peter P. Gombrich
                                                  Chairman of the Board, and
                                                  Chief Executive Officer

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

               Signature                                     Title                          Date
               ---------                                     -----                          ----
/s/ Peter P. Gombrich
---------------------------------
Peter P. Gombrich                        Director, Chairman of the
                                         Board, Chief Executive
                                         Officer

                                         (Principal Executive Officer)                  March 26, 2001
/s/ Alexander M. Milley
---------------------------------
Alexander M. Milley                      Director                                       March 26, 2001

/s/ John Abeles
---------------------------------
John Abeles                              Director                                       March 26, 2001

/s/ Denis M. O'Donnell
---------------------------------
Denis M. O'Donnell                       Director                                       March 26, 2001

/s/ Leonard R. Prange
---------------------------------        President, Chief Operating Officer,
Leonard R. Prange                        Chief Financial Officer, and Secretary
                                         (Principal Financial
                                         Officer and Accounting Officer)                March 26, 2001

/s/ Robert C. Shaw
---------------------------------
Robert C. Shaw                           Director                                       March 26, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Ampersand Medical Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Ampersand Medical Corporation and Subsidiaries, formerly Bell National Corporation, as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000 and the period from March 16, 1998 (inception) through December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ampersand Medical Corporation and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 and the period from March 16, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Chicago, Illinois
March 9, 2001

PART 1. FINANCIAL INFORMATION

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                       (FORMERLY BELL NATIONAL CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      BALANCE                   BALANCE
                                                                                DECEMBER 31, 2000           DECEMBER 31, 1999
                                                                                -----------------           -----------------
ASSETS
   Current Assets:

       Cash and cash equivalents                                                      $    13                   $    36
       Notes receivable                                                                   330                         -
       Accounts receivable, net of allowance for doubtful
          accounts of $4 and $21 respectively                                             465                       398
       Accrued interest receivable                                                         73                         -
       Work in progress                                                                   248                        62
       Refundable taxes                                                                   119                       131
       Prepaid expenses                                                                   151                        54
                                                                                    ---------                 ---------
          Total current assets                                                          1,399                       681
   Fixed assets, net                                                                      385                       177
   Other assets:
       License, patents, and technology, net of amortization                            1,637                       696
       Goodwill, net of amortization                                                      148                       317
       Prepaid royalties                                                                1,006                         -
                                                                                    ---------                 ---------
                    Total assets                                                    $   4,575                 $   1,871
                                                                                    =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Accounts payable                                                             $   1,909                 $   1,449
       Deposits                                                                           547                        40
       Accrued payroll costs                                                              231                       450
       Accrued royalties                                                                    -                       250
       Accrued expenses                                                                   586                       399
       Deferred revenue                                                                   195                        68
       Revolving line of credit                                                           127                       134
       Current maturities of notes payable - related party                                709                       125
       Current maturities of notes payable                                                396                       970
                                                                                    ---------                 ---------
          Total current liabilities                                                     4,700                     3,885

   Notes payable - related party, less current maturities                                   -                        26

   Stockholders' equity (deficit)
       Preferred Stock, $0.001 par value
          Authorized 5,000,000 shares;
          None issued and outstanding                                                       -                         -
       Common stock, $0.001 par value;
          Authorized 50,000,000 shares;
          Issued and outstanding 30,211,457 shares in 2000; 19,027,570 shares in
             1999.                                                                         30                        19
       Additional paid in capital                                                      12,018                     3,039
       Note receivable from stockholder                                                  (450)                        -
       Accumulated deficit                                                            (11,626)                   (5,015)
       Accumulated comprehensive loss -
          Cumulative translation adjustment                                               (97)                      (83)
                                                                                    ---------                 ---------
            Total stockholders' deficit                                                  (125)                   (2,040)
                                                                                    ---------                 ---------
       Total liabilities and stockholders' deficit                                  $   4,575                 $   1,871
                                                                                    =========                 =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                          AMPERSAND MEDICAL CORPORATION
                      (FORMERLY BELL NATIONAL CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       FOR THE PERIOD
                                                                                                       MARCH 16, 1998
                                                                                                        (INCEPTION)
                                                            YEAR ENDED                                    THROUGH
                                                            DECEMBER 31,                                DECEMBER 31,
                                                               2000                  1999                   1998
                                                            ------------           -----------        ----------------
 Net Sales                                                   $   1,094             $   1,040               $     -
 Cost and Expenses
    Cost of goods sold                                             637                   542                     -
    Research and development                                     3,426                 1,782                   181
    Selling, general, and administrative expenses                3,719                 2,833                   602
                                                            ----------            ----------             ---------
                                                                 7,782                 5,157                   783
                                                            ----------            ----------             ---------
 Operating loss                                                 (6,688)               (4,117)                 (783)
                                                            ----------            ----------             ---------
 Other income (expense)
             Interest expense - related party                     (155)                  (14)                   (8)
             Interest expense                                      (80)                  (72)                    -
             Interest income, related party                         63                     -                     -
             Interest income                                        10                     -                     -
             Other, net                                            239                   (23)                    2
                                                            ----------            ----------             ---------
                                                                    77                  (109)                    -
                                                            ----------            ----------             ---------

 Loss before income taxes                                       (6,611)               (4,226)                 (789)
                                                            ----------            ----------             ---------
 Income taxes                                                        -                     -                     -
                                                            ----------            ----------             ---------
 Net loss                                                   $   (6,611)           $   (4,226)            $    (789)
                                                            ==========            ==========            ==========
 Basic and fully diluted net loss per
    Common share                                            $    (0.24)           $    (0.29)           $    (0.07)
                                                            ==========            ==========            ==========
 Weighted average number of
    Common share outstanding                                27,869,274            14,336,667            12,000,000
                                                            ==========            ==========            ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMPERSAND MEDICAL CORPORATION
                      (FORMERLY BELL NATIONAL CORPORATION)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                     COMMON        COMMON                       NOTE
                                                                     STOCK         STOCK      ADDITIONAL      RECEIVABLE
                                                     PREFERRED       NO PAR       PAR VALUE      PAID IN        FROM
                                                       STOCK          VALUE        $0.001        CAPITAL       STOCKHOLDER
                                                     ---------     ---------     -----------  -----------   --------------

March 16, 1998 (Inception)                               $  -          $  -          $  -          $  -          $  -
Equity of accounting acquiree                               -           881             -             -             -
Contribution of asset
  in exchange for equity                                    -           245
Sale of equity during 1998                                  -           391
Net loss 1998                                               -             -
                                                     --------     ---------      --------     ---------       -------
  December 31, 1998                                      $  -       $ 1,517          $  -          $  -          $  -
Merger of Bell National into Ampersand
   Medical Corporation                                      -       (1,517)            12         1,505             -
Comprehensive Loss:
   Net loss                                                 -             -             -             -             -
   Foreign currency translation                             -             -             -             -             -

     Total comprehensive loss
Conversion of notes payable and
   accrued interest                                         -             -             -           126             -
Exercise of warrants                                        -             -             3            20             -
Warrants issued for services                                -             -             -           126             -
Sale of common stock, net of costs
   incurred                                                 -             -             4           956             -
Restricted stock issued for services                        -             -             -            21             -
Options issued to non-employees
   for services                                             -             -             -            54             -
Compensation expense related to SARs                        -             -             -           231             -
                                                     --------     ---------      --------     ---------       -------
   December 31, 1999                                     $  -          $  -         $  19       $ 3,039          $  -

Comprehensive Loss:
   Net loss                                                 -             -             -             -             -
   Foreign currency translation                             -             -             -             -             -
Total comprehensive loss
Note receivable from stockholder                            -             -             -             -         (450)
Conversion of notes payable and
   accrued interest                                         -             -             5         1,077             -
Debt discount on convertible notes                          -             -             -           250             -
Common stock issued for services                            -             -             -            60             -
Warrants issued to purchase license                         -             -             -           530             -
Warrants issued for services                                -             -             -            91             -
Exercise of warrant                                         -             -             -            23             -
Sale of common stock                                        -             -             6         5,883             -
Sale of common stock to employees                           -             -             -            17             -
Warrants issued as debt discount                            -             -             -            84             -
Common stock issued for royalty payment                     -             -             -           386             -
Restricted stock issued for services                        -             -             -           202             -
Restricted stock issued to employees                        -             -             -            15             -
Options issued to non-employees
   for services                                             -             -             -           270             -
Compensation expense related to SARs                        -             -             -            91             -
                                                     --------     ---------      --------     ---------       -------
                                                         $  -          $  -         $  30      $ 12,018       $ (450)
                                                     ========     =========      ========     =========       =======



                                                                              OTHER          TOTAL
                                                    ACCUMULATED        COMPREHENSIVE      STOCKHOLDERS'
                                                      DEFICIT               LOSS              EQUITY
                                                  --------------      ----------------  ---------------
March 16, 1998 (Inception)                              $   -                $   -              $   -
Equity of accounting acquiree                               -                    -                881
Contribution of asset
  in exchange for equity                                    -                    -                245
Sale of equity during 1998                                  -                    -                391
Net loss 1998                                            (789)                   -               (789)
                                                    ---------              -------           --------
   December 31, 1998                                  $  (789)               $   -             $  728

Merger of Bell National into Ampersand
   Medical Corporation                                      -                    -                  -
Comprehensive Loss:
   Net loss                                            (4,226)                   -             (4,226)
   Foreign currency translation                             -                  (83)               (83)
                                                                                             --------
     Total comprehensive loss                                                                  (4,309)
Conversion of notes payable and
   accrued interest                                         -                    -                126
Exercise of warrants                                        -                    -                 23
Warrants issued for services                                -                    -                126
Sale of common stock, net of costs
   incurred                                                 -                    -                960
Restricted stock issued for services                        -                    -                 21
Options issued to non-employees
   for services                                             -                    -                 54
Compensation expense related to SARs                        -                    -                231
                                                    ---------              -------           --------
   December 31, 1999                                 $ (5,015)             $   (83)          $ (2,040)


Comprehensive Loss:
   Net loss                                            (6,611)                   -             (6,611)
   Foreign currency translation                             -                  (14)               (14)
                                                                                             --------
Total comprehensive loss                                                                       (6,625)
Note receivable from stockholder                            -                    -               (450)
Conversion of notes payable and
   accrued interest                                         -                    -              1,082
Debt discount on convertible notes                          -                    -                250
Warrants issued as debt discount                            -                    -                 84
Warrants issued to purchase license                         -                    -                530
Warrants issued for services                                -                    -                 91
Exercise of warrant                                         -                    -                 23
Sale of common stock                                        -                    -              5,889
Sale of common stock to employees                           -                    -                 17
Common stock issued for royalty payment                     -                    -                386
Common stock issued for services                            -                    -                 60
Restricted stock issued for services                        -                    -                202
Restricted stock issued to employees                        -                    -                 15
Options issued to non-employees
   for services                                             -                    -                270
Compensation expense related to SARs                        -                    -                 91
                                                    ---------              -------           --------
                                                     $(11,626)             $   (97)           $  (125)
                                                    =========              =======           ========

        The accompanying notes are an integral part of these consolidated financial statements.

                          AMPERSAND MEDICAL CORPORATION
                      (FORMERLY BELL NATIONAL CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                                          FOR THE PERIOD
                                                                                                          MARCH 16, 1998
                                                                                      YEAR ENDED           (INCEPTION)
                                                                                      DECEMBER 31,         THROUGH
                                                                                 ---------------------     DECEMBER 31,
                                                                                   2000        1999           1998
                                                                                 ---------   ---------   ----------------
Operating Activities:
       Net loss                                                                  $(6,611)     $(4,226)     $  (789)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
           Forgiveness of amounts due to service providers
               recognized as expense in prior year                                  (220)           -            -
           Amortization of debt discount                                             139            -            -
           Depreciation and amortization                                             442          375           36
           Loss on disposal of equipment                                               -           21            -
           Stock, warrants, and options issued to non-employees for services         488          201            -
           Compensation expense related to Stock Appreciation Rights                  91          231            -
           Compensation expense paid with common stock                                71            -            -
           Interest expense paid with stock                                           20            -            -
           Changes in assets and liabilities:
               Accounts receivable, net                                              (67)        (398)           -
               Work in progress                                                     (186)         (62)           -
               Refundable taxes                                                       12         (131)           -
               Prepaid royalties                                                    (500)           -            -
               Prepaids and other assets                                            (166)         111         (158)
               Accounts payable                                                      680          861          588
               Deposits                                                                7           40            -
               Deferred revenue                                                      127           68            -
               Accrued royalties                                                    (250)         250            -
               Accrued expenses                                                       21          697           59
                                                                                 -------      -------     --------
Net cash used in operating activities                                             (5,902)      (1,962)        (264)
Cash used in investing activities:
           Payments for acquisitions                                                   -         (500)           -
           Expenditures for license, patents and technology                         (532)         (25)        (501)
           Purchase of fixed assets                                                 (307)        (144)        (100)
                                                                                 -------      -------     --------
Net cash used in investing activities                                               (839)        (669)        (601)

Cash flows from financing activities:
           Proceeds from issuance of convertible notes payable,                      500        1,146          250
           Proceeds from issuance of convertible notes payable,
               related party                                                         500            -            -
           Proceeds from issuance of notes payable, related party                    300            -            -
           Payment of notes payable                                                 (175)           -            -
           Payment of notes payable - related party                                  (26)        (130)         (19)
           Advances for notes receivable                                            (330)           -            -
           Proceeds from revolving line of credit, net of payments                    (7)         134            -
           Proceeds from issuance of common stock, net of costs incurred           5,484          983          391
           Deposit received for future purchase of stock                             500            -            -
           Net cash acquired                                                           -            -          943
                                                                                 -------      -------     --------
Net cash provided by financing activities                                          6,746        2,133        1,565
                                                                                 -------      -------     --------
Effect of exchange rate changes on cash                                              (14)         (83)           -
Net increase (decrease) in cash and cash equivalents                                  (9)        (581)         700
Cash and cash equivalents at beginning of period                                      36          700            -
                                                                                 -------      -------     --------
Cash and cash equivalents at end of period                                       $    13      $    36      $   700
                                                                                 =======      =======     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for:
           Interest                                                              $    13      $     5      $     -
           Income taxes                                                          $     -      $     -      $     -
       Non cash transactions during the period:
           Note receivable given for purchase of common stock                    $   450      $     -      $     -
           Warrants issued for License                                           $   530      $     -      $     -
           Common stock issued for License                                       $   450      $     -      $     -
           Deferred financing costs                                              $   334      $     -      $     -


        The accompanying notes are an integral part of these consolidated financial statements.

                          AMPERSAND MEDICAL CORPORATION

                      (FORMERLY BELL NATIONAL CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1.           THE COMPANY AND BASIS OF PRESENTATION

     Ampersand Medical Corporation, which may also be referred to as "Ampersand", was incorporated in Delaware on December 15, 1998 as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958.


     On December 4, 1998, Bell National (then a shell corporation without any business activity) acquired InPath, LLC, a development-stage company engaged in the design and development of medical instruments and related tests. In the acquisition, Bell National issued 4,288,790 shares of Common Stock and warrants to purchase 3,175,850 shares of Common Stock to the members of InPath in exchange for their units of membership interest in InPath and the senior executives of InPath assumed management control of the Company.


     Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition was accounted for as a reverse acquisition whereby InPath is deemed to have acquired Bell National. However, Bell National was the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes, until its merger into Ampersand, its wholly owned subsidiary, in May 1999. Because Bell National was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition was recorded as the issuance of stock for the net monetary assets of Bell National, accompanied by a recapitalization and no goodwill or other intangible assets were recorded. Accordingly, the Consolidated Financial Statements presented hereunder only include the operations of InPath from March 16, 1998 (inception) and the operations of Bell National and the Company from December 4, 1998.

     The Company is focused on the design, development and marketing of the InPath System of products. These products are intended to detect cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office.

     The Company has a wholly owned subsidiary, Samba Technologies, Sarl ("Samba"). The Company acquired all of the assets of Samba in January 1999 from Unilog Regions, SA for approximately $500,000 in code. Samba designs, develops, and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba is also developing software used in the InPath System. All revenues since inception of the Company have been generated by Samba.

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

     Work in Progress. Work in progress consists of equipment, purchased software, internal development labor, and other costs incurred for customer orders, which have not been completed and delivered as of the end of the period.

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

     Goodwill. Goodwill is amortized using the straight-line method over three years. Amortization expense for 2000 and 1999 related to goodwill was approximately $146,000 and $167,000 respectively.

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

     Loss Per Share. Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. The Company's calculation of dilutive net loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares include stock underlying convertible notes, stock options and warrants. The weighted-average number of options and warrants to purchase common stock using the treasury stock method for 2000 and 1999 and was 4,936,000 and 24,000 shares, respectively.

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

     Stock compensation. As permitted by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company uses the intrinsic value method to account for stock options as set forth in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25).

NOTE 3.  NOTES RECEIVABLE - RELATED PARTY

     On April 28, 2000, the Company sold 1,333,333 shares of Common Stock to Seaside Partners, LP, a hedge fund, at $1.50 per share, or total proceeds of $2,000,000. Dr. Denis M. O'Donnell, a director of the Company, is a member and manager of Seaside Advisors, which provides investment management services to Seaside Partners, L.P. The sale was in conjunction with the private offering of Common Stock of the Company (See Note 12). In lieu of cash, the Company agreed to accept payment in the form of a $2,000,000 Promissory Note due July 27, 2000 and bearing interest at the rate of 8% per annum. The note provisions allow for prepayment at anytime and the due date may be extended by mutual agreement. The Company retains the stock certificates until the note principal and accrued interest are paid in full, and the Purchase Subscription Agreement and the note are not voidable or cancelable for any reason. The Company agreed to extend the due date of the note until November 30, 2000. Seaside Partners, L.P. has made payments against the principal of the note amounting to $1,550,000. The note is currently in default and the Company is negotiating revised terms with Seaside Partners, L.P., including a new due date and penalties for the default. Accrued interest on the note in the amount of $63,000 also remains due and unpaid as of December 31, 2000. The Company has classified the note as a reduction to stockholders' equity.

NOTE 4.  NOTES RECEIVABLE

     In September 22, 2000, the Company signed a Letter of Intent to merge with AccuMed International, Inc ("AccuMed"). In conjunction with the Letter of Intent, the Company loaned AccuMed $300,000. The Letter of Intent was terminated in early December 2000, and negotiations on a new agreement to combine the companies commenced. On December 28, 2000, the Company loaned AccuMed an additional $30,000 under terms similar to the September note. Accrued interest due on the outstanding principal balance at December 31, 2000 amounted to approximately $10,000.

     On February 7, 2001, the Company and AccuMed signed a definitive agreement under which Ampersand would acquire 100% of AccuMed. In conjunction with the signing of the definitive agreement Ampersand loaned AccuMed a further $470,000 under similar terms. The $330,000 in notes, issued in 2000, were cancelled and replaced with a new $800,000 note, fully secured by AccuMed's inventory.

NOTE 5: PREPAID ROYALTIES

     On June 9, 2000 the Company executed an Amendment to a Patent and Technology License Agreement ("License") originally dated September 4, 1998, between InPath and AccuMed. The Amendment assigns the License directly to Ampersand, eliminates a minimum royalty payment required by the original License, and reduces the royalty rate to 4%. As consideration for this Amendment, the Company paid 500,000 of cash, issued a convertible note payable of $100,000 and issued 128,571 shares of Common Stock to AccuMed. The convertible note was paid in full during December 2000. The Company provided AccuMed with a price protection equal to $3.50 per share on the 128,571 shares of Common Stock until sixty days following the date on which the shares are registered for sale. The $1,050,000 consideration paid to AccuMed has been recorded as prepaid royalty and is being charged to royalty expense as the Company recognizes revenue. During 2000 the Company recognized $44,000 as royalty expense.

NOTE 6.  FIXED ASSETS

     Fixed assets consist of the following at December 31 (in thousands):

                                                                        2000           1999
                                                                       -------        -------
Furniture and fixtures                                                    $71           $ 48
Laboratory equipment                                                      240             91
Computer and communications equipment                                     220             91
Leasehold improvements                                                      5              0
                                                                        -----         ------
                                                                          536            230
Less accumulated depreciation and amortization                           (151)           (53)
                                                                        -----         ------
     Total                                                               $385           $177
                                                                        =====         ======


NOTE 7.  LICENSE, PATENTS, AND TECHNOLOGY

     License, patents, and technology includes the following at December 31 (in thousands):

                                                               2000          1999
                                                             --------     ---------
License                                                       $1,675        $ 746
Patent costs                                                     183           50
                                                             -------        -----
                                                               1,858          796
Less accumulated amortization                                   (221)        (100)
                                                             -------        -----
    Total                                                     $1,637        $ 696
                                                             =======        =====

NOTE 8.  DEPOSITS

     On December 17, 2000, the Company received $500,000 from Monsun, AS, a potential investor in a private offering of equity securities of the Company. The final terms and conditions of the offering were not finalized at December 31, 2000 and the funds were subject to return. The deposit was applied to the purchase price of 125,000 shares of Series B Convertible Preferred Stock in a private offering, as evidenced by a subscription agreement signed by Monsun, AS in February 2001.

NOTE 9.  ACCRUED EXPENSES

     Accrued expenses includes the following December 31 (in thousands):


                                                                   2000          1999
                                                                ----------    ----------
Accrued interest                                                 $   13        $   52
Accrued interest - related party                                     25            18
Accrued taxes                                                       380           110
Reserve for warranty                                                 21            28
Other accrued expenses                                              147           191
                                                                 ------         -----
    Total                                                        $  586        $  399
                                                                 ======        ======

NOTE 10.  NOTES PAYABLE - RELATED PARTIES

     On September 1, 1998, the Company issued a note payable in the amount of $175,000 to Mr. Peter P. Gombrich, its Chairman and CEO, in payment for funds advanced to the Company. The note was due September 1, 2003 and interest was payable at each anniversary date at the rate of 8% per annum. Principal payments in the amount of $26,000, $130,000 and $19,000 were made, during 2000, 1999 and 1998 respectively, to repay the entire note.

     On May 11, 1999, the Company borrowed $75,000 under a 6% Convertible Promissory Note to Leonard R. Prange, President, COO/CFO. The Note was issued under terms identical to all 6% Convertible Promissory Notes issued by the Company (see Note 11). The Note, along with all other notes in the series , was automatically converted into Common Stock of the Company on April 28, 2000.

     On December 10, 1999, the Company borrowed $50,000 from Azimuth Corporation, a company controlled by Alexander M. Milley, a director and significant shareholder of the Company. The promissory note bore interest at the rate of 12% per annum and the principal along with accrued interest was convertible into the Common Stock of the Company at a conversion price of $0.20 per share. On February 22, 2000, Azimuth Corporation exercised its right to convert the principle amount of the note plus accrued interest due thereon in the amount of $1,250 into 256,250 shares of Common Stock of the Company.

     On September 22, 2000, the Company issued a Convertible Promissory Note to Azimuth Corporation in exchange for $500,000 in cash. The Note bears interest at the rate of 15% per year and is due twelve months from the date of issue. The
Note is convertible into Common Stock of the Company any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. The conversion price was less than the market price of the Common Stock of the Company at the date of issuance of the note and therefore, the holder is considered to have a beneficial conversion feature. The Company determined the value of this beneficial conversion feature to be $125,000. This value was recorded as a reduction to the debt and will be amortized as additional interest expense over the life of the note. During 2000, the Company recorded $34,000 to interest expense.

     On December 4, 2000, the Company issued a Promissory Note to Azimuth Corporation in exchange for $200,000 in cash. The Note bears interest at the rate of 12% per year and was due December 31, 2000. As additional consideration for the note the Company issued Azimuth a warrant to purchase 50,000 shares of the Common Stock of the Company at a price of $0.937 per share, the approximate market price of the Common Stock at the time. Since the note was not repaid until February 20, 2001, the Company was required to pay a 3% increase in the rate of interest from January 1, 2001 until the date of payment. As a further penalty, the Company was also required to issue Azimuth two warrants, each to purchase 12,500 shares of Common Stock, at an exercise price of $0.01 per share.

     On December 11, 2000, the Company issued a Promissory Note to Azimuth Corporation in exchange for $100,000 in cash. The Note bears interest at the rate of 12% per year and was due 180 days from date of issue. As additional consideration for the note the Company issued Azimuth a warrant to purchase 1,000,000 shares of Common Stock at a price of $1.25 per share, an approximate 15% premium to the market price of the Company's stock at the date of issuance. The proceeds of this note were used to repay a Convertible Promissory Note to AccuMed due on March 29, 2001. The prepayment was made in conjunction with ongoing negotiations to acquire AccuMed.

     The Company determined the value of the warrants issued in conjunction with the December 4, 2000 and December 11, 2000 notes to be $84,000. This amount was charged to interest expense during 2000.

     On February 20, 2001, the Company repaid the principal amounts and accrued interest on the two December notes.

     The carrying amount of notes payable approximates fair value at December 31, 2000 and 1999.

NOTE 11. NOTES PAYABLE

     On August 28, 1998, the Company issued a note payable in the amount of $75,000 to its former outside legal counsel, Holleb & Coff, as payment for legal services. The note was due on demand and interest accrued monthly at the rate of 12% per annum. The principal of the note, accrued interest due thereon, and invoices representing unpaid legal fees totaling approximately $426,000 were the subject of a Settlement Agreement reached with Holleb & Coff, under which the Company agreed to pay $200,000 in full settlement of amounts owed. The Company recorded the difference between the $446,000 expensed in 1999 and the $200,000 paid in full settlement in 2000 as other income.

     In January 1999, the Board of Directors authorized the Company to raise up to $1,500,000 in debt or new equity to provide funding for current operations. Subsequently, on various dates between March 1, 1999 and June 29, 1999, the Company issued a series of interest bearing 6%

Convertible Promissory Notes totaling $969,600, including a Note in the amount of $500,000 issued to Seaside Partners, L.P., a hedge fund which receives investment management services from Seaside Advisors, L.L.C., of which Dr. Denis
M. O'Donnell, a director of the Company, is a member and manager, and a Note in the amount of $75,000 issued to Leonard R. Prange, President, COO/CFO (see Note 10 above), in exchange for cash. The maturity date of the Notes was January 28, 2000, subject to extension by the Company to June 30, 2000. The Company extend the maturity date of the Notes to June 30, 2000. The Notes and accrued interest due thereon were automatically converted into shares of Common Stock of the Company on April 28, 2000.

     In July 1999, the Company's wholly owned subsidiary, Samba, negotiated a Revolving Credit Line ("Revolver") with the Banc National de Paris (BNP). The terms of the Revolver provide that Samba may borrow, in the form of an advance on payment against monthly billings, up to a maximum of 1,300,000 French Francs, approximately $186,000. The terms of the Revolver require Samba to pay interest at Euribor plus 2.5%, (8.1% at December 31, 2000) on advances outstanding under the Revolver and grant BNP a security interest in Samba accounts receivable. The Revolver was renewed in January 2001. As of December 31, 2000 the amount outstanding under the Revolver was approximately $127,000.

     On November 1, 2000, the Company issued a Convertible Promissory Note to Monsun, AS in exchange for $500,000 in cash. The Note bears interest at the rate of 15% per year and is due twelve months from the date of issue. The Note is convertible into Common Stock of the Company, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. The conversion price of the note was less than the market price of Common Stock of the Company at the date of issuance of the note. Therefore, the holder is considered to have a beneficial conversion feature. The Company determined the value of this beneficial conversion feature to be $125,000. This value was recorded as a reduction to the debt and will be amortized as additional interest expense over the life of the note. During 2000, the Company recorded $21,000 to interest expense.

     The carrying amounts of notes payable approximates fair value at December 31, 2000 and 1999.

NOTE 12. STOCKHOLDERS' EQUITY

     InPath, LLC was organized in the State of Delaware on March 16, 1998 as a limited liability company. The company sold membership units in the amount of $391,000 and received a contribution of an asset valued at $245,000 in exchange for membership units with a comparable value. On December 4, 1998, InPath was acquired by Bell National, predecessor to the Company in a transaction in which Bell National issued 4,288,790 shares of Common Stock and warrants to purchase an additional 3,175,850 shares of Common Stock to the members of InPath in exchange for their units of membership interest in InPath. The warrants were issued because Bell National did not have a sufficient amount of authorized Common Stock to complete the transaction. Subsequent to the merger of Bell National into the Company, and the increase in the authorized Common Stock of the Company to 50,000,000 shares at the Company's Annual Meeting on May 26, 1999, all of the warrants were converted into shares of Common stock of the Company.


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

     SALE OF EQUITY

     On various dates between July 1, 1999 and December 31, 1999, the Company sold 3,989,848 shares of its Common Stock in Private Placement Offerings to accredited private investors at prices ranging from $0.20 per share to $0.33 per share. The Company received total gross proceeds of $1,001,400.

     During January 2000, the Company sold 1,712,120 shares of Common Stock under the December 1999 private offering for $.33 per share.

     On various dates between February 7, 2000 and April 30, 2000, the Company sold 3,588,330 shares of its Common Stock in a Private Placement Offering to accredited private investors at a price of $1.50 per share. The Company received total gross proceeds from this offering of $5,329,000.

     In October 1999 the Company issued a warrant to The Research Works, as consideration for the preparation of an investment research report on the Company, entitling the holder to purchase 70,000 shares of Common Stock at $0.33 per share. In April 2000, the Company received $23,100 in proceeds from the exercise of The Research Works warrant.

     During 2000, the Company received cash proceeds of $17,000 from the sale of 21,989 shares of its Common Stock to employees in accordance with the terms of the Employee Stock Purchase Plan.

     In October 2000, the Board of Directors authorized the Company to raise additional new equity to support current and future operations. In February 2001, the Company completed the Private Placement Offering of 1,333,856 shares of Series B Convertible Preferred Stock. The Series B preferred stock has a stated value of $4.00 per share, an annual dividend rate of 10%, and is convertible into Common Stock at a conversion price equal to $1.00 per share. The Company received net cash proceeds from the February 2001 offering of $5,176,000, including $500,000 received during December 2000. Proceeds from the offering will be used to complete the acquisition of AccuMed, repay some outstanding indebtedness, fund clinical studies and trials of our products, and support general working capital.

     ISSUANCE OF RESTRICTED SHARES FOR SERVICES

     In August 1999, the Company awarded 50,000 restricted shares of Common Stock to a non-employee consultant for services. The award originally vested over three years. The award was made as partial consideration for consulting services to be performed under a three-year consulting agreement. The consultant must maintain the consulting relationship with the Company, except in the case of change of control or termination by the Company without cause, during the entire vesting period. The Company and the consultant agreed to an early termination, without cause, of the agreement as of July 1, 2000. This termination resulted in the immediate vesting of the shares. A fair value of $181,000 was calculated at July 1, 2000 for the 50,000 shares. The Company charged $175,000 and $6,000, respectively, to consulting expense during 2000 and 1999.

     Also in August 1999, the Company awarded an additional 50,000 restricted shares of Common Stock to a non-employee consultant under an agreement for consulting services with terms similar to those outlined in the preceding paragraph. The measurement date of these shares had not been determined as of December 31, 2000, and therefore the value of these shares will be based on the market value of the Common Stock at the end of each interim period until the measurement date is determined. A fair value of $50,000 was calculated at December 31, 2000, using the Black-Scholes valuation model. During 2000 and 1999, the Company recorded $19,000 and $11,000, respectively, as consulting expense related to these shares.

     During 2000, the Company issued additional awards of restricted shares of Common Stock to non-employee consultants for services. The awards total 102,000 shares, and were issued under agreements for consulting services with terms similar to those outlined in the preceding paragraphs. The measurement date of these shares had not been determined as of December 31, 2000 and therefore the value of these shares will be based on the market value of Common Stock at the end of each interim period until the measurement date is determined. A fair value of $102,000 was calculated at December 31, 2000 using the Black-Scholes valuation model and the Company recorded $10,000 as consulting expense in 2000.

     ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

     The Company issued an option to purchase 50,000 shares of Common Stock, at an exercise price of $0.406 per share, to a non-employee consultant during 1999. The option was issued under a consulting agreement for services to be performed over three years resulting in a three-year vesting period. In July 2000, the Company and the consultant agreed to an early termination, without cause, of the consulting agreement. The early termination resulted in the immediate vesting of all options and established a measurement date. A fair value $181,000 was calculated on the date the options were vested using the Black-Scholes valuation model. The Company charged $171,000 and $10,000, respectively, to consulting expense during 2000 and 1999.

     The Company issued options to purchase an additional 200,000 shares of Common Stock to non-employee consultants during 1999. The options vest over a period of time, ranging from the date of grant to three years, and have exercise prices of $0.394 and $0.406 per share. The Company issued these options to consultants as consideration for consulting services that commenced during 1999 and will be completed through 2002. Services provided under several consulting agreements ceased during 2000, and 46,666 options were cancelled. The measurement date of the remaining outstanding options had not been determined at December 31, 2000. A fair value of $138,000 was calculated for the remaining options outstanding at December 31, 2000, using the Black-Scholes valuation model. This value is charged to consulting expense over the term of the consulting agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each period. During 2000 and 1999, the Company recorded $32,000 and $54,000, respectively, as consulting expense related to the remaining outstanding options.

     In January 2000, the Company issued an option to purchase 25,000 shares of Common Stock at an exercise price of $0.921 per share for service completed by a non-employee consultant. Accordingly, the Company determined fair value of $34,000 using the Black-Scholes valuation model. The Company charged the amount to administrative expense in 2000.

     During 2000, the Company issued 270,000 options to purchase Common Stock to non-employees for consulting services. The options vest over a time period, ranging from the date of grant to three years, and have exercise prices from $1.75 to $2.875 per share. The Company issued these options to consultants as consideration for consulting services that commenced during 2000 and will be completed through 2003. As the measurement date of these options had not been determined as of December 31, 2000, the value of these options will be determined at the end of each interim period until the measurement date is determined. A fair value of $265,000 was determined as of December 31, 2000, using the Black-Scholes valuation model. This value is charged to consulting expense over the term of the agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each period. During 2000, the Company recorded $33,000 as consulting expense.

     ISSUANCE OF COMMON STOCK FOR SERVICES

     During 2000, the Company issued 40,000 shares of Common stock in exchange for medical consulting and financial advisory services. The services had a fair value of $60,000. During 2000, the Company charged $56,000 to medical consulting and investor-relations expenses and recorded $4,000 as a prepaid expense.

     ISSUANCE OF WARRANTS FOR SERVICES

     On July 15, 1999, the Company issued a warrant to Holleb & Coff, its former outside legal counsel, entitling the holder to purchase 250,000 shares of Common Stock of the Company for services fully rendered.

     During 1999 the Company contracted with several advisory groups to assist in conjunction with the sale of the 6% Convertible Subordinated Notes Due 2000 (See Note 11) and Private Placement Offerings of Common Stock during 1999. Accordingly, the Company was required to issue warrants to purchase 542,474 shares of Common Stock at a weighted-average exercise price of $0.25 to the advisory groups for their services. On January 3, 2000, the Company issued warrants to purchase 387,019 shares of Common Stock at a weighted average exercise price of $0.10. In May 2000, the Company issued the remaining warrants to purchase 155,455 shares of Common Stock to Denis M. O'Donnell, M.D., a director of the Company, and the designee of Westgate Partners, L.L.C, an advisory group entitled to receive the warrants. The exercise price of these warrants was adjusted from $0.363 per share to $0.01 per share to reflect Dr. O'Donnell's election to forgo cash compensation due under the same agreement.

     The services, related to all of the warrants issued, or committed to be issued in 1999, were performed as of the date of the grant or commitment to grant. The warrants are exercisable immediately. The fair value of the warrants, as calculated using the Black-Scholes valuation model, was estimated at $126,000 at the date of the grant and the Company charged that amount to expense during 1999.

     In November 2000, the Company issued warrants to purchase a total of 200,000 shares of Common Stock, at an exercise price of $1.00 per share, to non-employees as compensation for financial services to be provided under agreements covering a one-year period. The warrants vest in equal amounts each month over the period. The Company may terminate the agreements upon thirty days written notice, and any unvested options as of the date of termination would be cancelled. The measurement date of these warrants had not been determined as of December 31, 2000 and therefore, the value of these warrants will be based on the market value of the Common Stock at the end of each interim period until the measurement date is determined. A fair value of $178,000 for these warrants was calculated at December 31, 2000, using the Black-Scholes valuation model and the Company recorded $17,000 as selling, general and administrative expense in 2000.

     During 2001, several advisory groups, contracted to assist the Company in completing a Private Placement Offering of Series B Convertible Preferred Stock in 2001 were compensated through the payment of $159,000 in cash, the issuance of 374,000 shares of Common Stock, and the issuance of warrants to purchase 534,000 shares of Common Stock at an exercise price of $1.20 per share.

     ISSUANCE OF WARRANTS TO PURCHASE ASSETS

     In June 2000, the Company entered into a License and Technology Agreement (the "Agreement") with Invirion, granting the Company exclusive rights to certain medical technology for the detection of oncogenic (cancer causing) types of the Human Papilloma Virus ("HPV"). The Agreement provides for $500,000 in cash payments and the issuance of warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.01, based on the delivery of three milestones. The first two milestones were met in 2000 which required the Company to pay $400,000 and issue 250,000 warrants. The Company used the Black-Scholes valuation model to determine a fair market value for the warrants of $530,000 and recorded the amount as license fees.

     In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 6% for 2000 and 5% for 1999, a volatility factor of 216% for 2000 and 185% for 1999, and a fair value of the underlying common shares of closing market price on the date of grant. The expected life equaled the term of the warrants, options, or restricted shares.

     WARRANTS

     At December 31, 2000, the Company had the following outstanding warrants to purchase shares of Common Stock:

                                               Weighted
                                                Average
  Total Shares   Exercisable   Unexercisable Exercise Price   Expiration Date

     387,019       387,019               0        $0.10      January 3, 2003
      48,333        48,333               0        $1.50      May 23, 2003
   1,316,515     1,316,515               0        $0.01      May 24, 2003
     250,000       250,000               0        $0.01      September 11, 2003
      50,000        50,000               0        $0.33      December 10, 2004
     200,000        16,666         183,334        $1.00      November 22, 2005
      50,000        50,000               0        $0.94      December 1, 2005
   1,000,000     1,000,000               0        $1.25      December 8, 2005
     250,000       250,000               0        $0.33      July 14, 2009
   ---------     ---------         -------
   3,551,867     3,368,533         183,334        $0.49
   =========     =========         =======

     STOCK APPRECIATION RIGHTS

     At December 31, 2000, 1999 and 1998, the Company had 450,000 stock appreciation rights (SARs) outstanding. These SARs, issued in 1989, have an exercise price of $0.30 and can be exercised through November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by the Company prior to the exercise date. In lieu of making cash payments, the Company may elect, and intends, to issue shares of Common Stock on a one share for one SAR basis. The Company has recorded compensation expenses $91,395 and $230,625 for the years ended December 31, 2000 and 1999, respectively, to reflect the difference between the closing market price of the Company's common stock at year-end and the exercise price of the SARs. No compensation expense was recorded for the year ended December 31, 1998 as the closing year-end market price approximated the exercise price of the SARs.

NOTE: 13. LEASES

     The Company currently leases approximately 5,600 square feet of space for its Chicago, Illinois corporate headquarters and research laboratory and offices under an operating type lease expiring in 2006. The Company's wholly owned subsidiary, Samba Technologies, Sarl., leases approximately 300 square meters of office space in a suburb of Grenoble, France under an operating type lease expiring in 2008. Samba has the option to terminate the lease at the end of each three year term. Total rental expense during the year ended December 31, 2000 was $90,000. Total rental expense, including expenses related to the Company's previous headquarters location and Samba's previous temporary office space, during the year ended December 31, 1999 was $61,000.

     Future minimum annual lease payments under the leases as of December 31, 2000 are (in thousands):

          Year              Amount
          ----              ------
          2001             $134,130
          2002             $144,124
          2003             $124,860
          2004             $129,447
          2005             $134,204
          2006              $22,909


NOTE 14. INCOME TAXES

     Significant components of deferred income taxes consist of the following at December 31 (in thousands):


          Deferred tax assets related to:                          2000               1999
                                                                  ------          -----------
               Net operating loss carryforwards                   $3,962             $1,647
               Accrued interest                                        1                  1
               Depreciation/amortization                               8                  8
                                                                  ------            -------
                                                                   3,971              1,656

                              Less valuation reserve               3,971              1,656
                                                                  ------            -------
          Net deferred tax asset                                  $    -            $     -
                                                                  ======            =======


     At December 31, 2000, the Company had domestic net operating loss carryforwards aggregating approximately $11,200,000. For financial reporting purposes, this entire amount of deferred tax assets related principally to the net operating loss carryforwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased $2,315,000 and $1,378,000 during the years ended December 31, 2000 and 1999 respectively.

The net operating loss carryforwards begin to expire in 2018.

NOTE 15. EQUITY INCENTIVE PLAN AND EMPLOYEE STOCK PURCHASE PLAN

     On May 25, 1999, stockholders approved the establishment of the 1999 Equity Incentive Plan effective as of June 1, 1999. The Plan provides that the Board may grant various forms of equity incentives to directors, employees, and consultants, including but not limited to Incentive Stock Options, Non - Qualified Stock Options, Stock Appreciation Rights, and Restricted Stock Awards. Grants under the Plan are exercisable at Fair Market Value determined as of the date of grant in accordance with the terms of the Plan. Grants vest to recipients immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant.

     On May 23, 2000, stockholders approved Amendment No. 1 to the Plan, which increased the number of shares of Common Stock allocated for use in the Plan from 2,000,000 shares to 3,000,000 shares.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted to employees under the Equity Incentive Plan. No compensation cost was recorded during 2000 or 1999 for options granted to employees as the exercise price approximated the fair value of the underlying Common Stock on the date of the grant.

     Had stock options been accounted for under the fair value method recommended by SFAS 123, the Company's net loss for the years ended December 31, 2000 and 1999 would have been $7,639,000 and $4,293,000 respectively on a pro forma basis, and a net loss per share for the years ended December 31, 2000 and 1999 of $.27 and $.30 on a pro forma basis.

     The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6% for 2000 and 5% for 1999; dividend yields of zero for both years; volatility factors of the expected market price of the Company's common stock of 216% for 2000 and 185% for 1999; and a weighted average expected life of the options of 2.5 - 5 years.

     A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                                                                                        Weighted
                                                                                                        Average
                                                                                                        Exercise
                                                                                          Options        Price
                                                                                         ---------      ---------
Outstanding at December 31, 1998.                                                                -         -
Granted                                                                                  1,035,000      $0.3964
Exercised                                                                                        -         -
Forfeited                                                                                  (15,000)     $0.3937
                                                                                         ---------
Outstanding at December 31, 1999.                                                        1,020,000      $0.3964
Exercisable at December 31, 1999.                                           373,337                     $0.3955
                                                                          =========
Weighted average fair value of options granted during the year.                                         $0.4461
Granted                                                                                  1,510,000      $2.5258
Exercised                                                                                        -
Forfeited                                                                                 (274,166)     $2.4177
                                                                                         ---------
Outstanding at December 31, 2000                                                         2,255,834
                                                                                         =========
Exercisable at December 31, 2000                                          1,161,169                     $0.9925
                                                                          =========
Weighted average fair value of options granted during the year.                                         $2.1760
                                                                                                        -------


     At the Annual Meeting on May 25, 1999, the stockholders also approved the Employee Stock Purchase Plan. The Plan offers employees the opportunity to purchase shares of Common Stock of the Company, through a payroll deduction plan, at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the Plan is 200,000. At December 31, 2000, employees purchased 21,989 shares of Common Stock at a price of $0.79 per share through payroll deductions. The Company received total cash proceeds of approximately $17,000. During 1999 there was no activity in the Plan and no shares were purchased.

NOTE 16. COMMITMENTS AND CONTINGENCIES

At December 31, 2000, the Company was contractually committed to pay approximately $656,000 to scientists, researchers, universities, and other independent third parties for services to be performed during 2001. The Company may unilaterally cancel these contracts with thirty days written notice or for non-performance.

NOTE 17. QUARTERLY DATA (UNAUDITED)

     The following table represents unaudited quarterly operating results for the two years ended December 31, 2000 and 1999. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements. In management's opinion, the quarterly operating results include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. Basic loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter. Basic loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' basic loss per share may not equal the full-year basic loss per share. In addition, due to rounding of each quarters' operating results, the full-year operating results disclosed in the consolidated statements may not equal the sum of each quarters' operating results shown below.

                                            2000                            1999
                                       QUARTER ENDED                    QUARTER ENDED
                                         (in thousands, except per share amounts)
                                  Mar.     June      Sept.     Dec.        Mar.     June     Sept.     Dec.
                                   31       30        30        31          31       30       30        31
                                 -----    -----     -----     -----       -----    -----    -----     -----
TOTAL REVENUES                 $   362   $  179   $   298   $   255     $   311   $  231   $  370   $    128
GROSS PROFIT                       172       20       104       161         154       77       81        186
NET LOSS                        (3,139)    (646)   (1,475)   (1,351)       (543)    (795)    (809)    (2,079)
BASIC LOSS PER SHARE           $ (0.15)  $(0.02)  $ (0.05)  $ (0.04)    $ (0.05)  $ (0.06) $ (0.05)  $ (0.12)
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING          21,301    29,865   30,056    30,163      12,000    12,639   14,730    18,075

NOTE 18. SUBSEQUENT EVENTS

     On February 7, 2001, the Company signed a Definitive Agreement (the "Agreement") to acquire 100% of AccuMed International, Inc. Under the terms of the Agreement, the Company will exchange approximately 3,750,000 shares of newly issued Common Stock for all of the outstanding common stock of AccuMed. In addition, the Company will exchange approximately 590,000 shares of newly issued Series A Convertible Preferred Stock for all of the outstanding convertible preferred stock of AccuMed. The Series A Convertible Preferred stock would be convertible into approximately 250,000 shares of Common Stock.

     The Agreement required that the Company loan AccuMed $470,000 in cash at signing, and to make loans of $225,000 at the beginning of March, April and May 2001 to AccuMed to be used for working capital. The Agreement was approved by the Boards of Directors of both companies and is subject to approval by the stockholders of AccuMed. The Board members and management of AccuMed have signed agreements to vote their shares, representing approximately 18% of the common shares and 51% of the preferred shares entitled to vote, for approval of the Agreement. The Company anticipates closing the acquisition by the end of May 2001.

     In October 2000, the Board of directors authorized the Company to raise additional new equity to support current and future operations. In February 2001, the Company completed the private offering of 1,333,856 shares of Series B Convertible Preferred Stock. The Series B preferred stock has a stated value of $4.00 per share, an annual dividend rate of 10%, and is convertible into Common Stock at a conversion price equal to $1.00 per share. The Company received net cash proceeds from the February 2001 offering of $5,176,000, including $500,000 received in December 2000 as further described in Note 7. Proceeds from the offering will be used to fund the required monthly loans to AccuMed, to cover other costs related to completion of the acquisition of AccuMed, repay certain outstanding indebtedness, fund clinical studies and trials of the Company's products, and support general working capital. Several advisory groups, contracted to assist the Company in completing this offering, were compensated through the payment of $159,000 in cash, the issuance of 374,000 shares of Common Stock, and the issuance of warrants to purchase 534,000 shares of Common Stock at an exercise price of $1.20 per share.

     On February 1, 2001 and February 7, 2001, the Company received a combined $495,000 in cash from Azimuth Corporation ("Azimuth") in exchange for two promissory notes bearing interest at 15% per year. The cash was used to close the AccuMed Agreement. The Company issued Azimuth a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.25 per share.

                                  EXHIBIT INDEX

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

DOCUMENTS FILED AS PART OF REPORT

(a) 1. FINANCIAL STATEMENTS

                                                                                                         Page
Index to Financial Statements                                                                            Number
-----------------------------                                                                        --------------
Report of Independent Auditors                                                                         F-1
Consolidated Balance Sheets at December 31, 2000 and 1999                                              F-2
Consolidated Statements of Operations for the years ended December 31, 2000 and
     1999, and the period March 16, 1998 (inception) through December 31, 1998.                        F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
     December 31, 2000 and 1999, and the period March 16, 1998 (inception)
     through December  31,1998.                                                                        F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000 and
     1999, and for the period March 16, 1998 (inception) through December 31, 1998.                    F-5
Notes to Consolidated Financial
Statements                                                                                             F-6 to F-24


(a) 2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as a part of this report as page F-31.

          Schedule IX - Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) 3. EXHIBITS

Exhibit
Number    Description
-------   -----------

2.1 Bell National Corporation Plan of Reorganization (Annex I). (Incorporated herein by reference to Item 1 of the Bell National Corporation Annual Report on Form 10-K for the period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987.)*

2.2 Exchange Agreement dated December 4, 1998 among the Company, InPath, and the InPath Members. (Incorporated herein by reference to Appendix A to the Bell National Corporation Definitive Proxy Statement on
          Schedule 14A, filed on April 30,1999.)*

2.3       Agreement and Plan of Merger of Bell National Corporation and the
          Company.

          (Incorporated herein by reference to Appendix C to the Bell
          National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)*


3.1 Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Bell National Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)*

3.2 Bylaws of Bell National Corporation. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)*

3.3 Certificate of Incorporation of the Company as amended. (Incorporated herein by reference to Appendix D to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999.)*

3.4 By-laws of the Company. (Incorporated herein by reference to Appendix E to the Bell National Corporation Definitive Proxy Statement on
          Schedule 14A, filed on April 30, 1999.)*

3.5 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Ampersand Medical Corporation.

3.6 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Ampersand Medical Corporation.

4.1 Form of Common Stock Purchase Warrant, as executed by Bell National Corporation on December 4, 1998 with respect to each of Mr. Gombrich, Theodore L. Koenig, William J. Ritger, Fred H. Pearson, Walter Herbst, AccuMed International, Inc., Northlea Partners Ltd., and Monroe Investments, Inc. (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)*

4.2 Stockholders Agreement dated December 4, 1998 among the Company, Winchester National, Inc., the InPath Members, and Mr. Milley, Mr. Shaw, Cadmus, and MMI (collectively, the "Claimants"). (Incorporated herein by reference to Exhibit 2 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)*

4.3 Form of Common Stock Purchase Warrant issued to Holleb & Coff on July 4, 1999 representing the right to purchase 250,000 shares of Common Stock of the Company in connection with legal services rendered. (Incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

4.4 Form of Common Stock Purchase Warrant issued to The Research Works on October 11, 1999 representing the right to purchase 70,000 shares of Common Stock of the Company in connection with the preparation of an investment research report. (Incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

4.5 Form of Common Stock Purchase Warrant issued to Azimuth Corporation on December 10, 1999 representing the right to purchase 50,000 shares of Common Stock of the Company as additional consideration for a 12% Convertible Promissory Note issued on the same date. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

4.6 Form of Common Stock Purchase Warrant issued to Richard Doermer on January 3, 2000 representing the right to purchase 96,250 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.7 Form of Common Stock Purchase Warrant issued to Richard Doermer on January 3, 2000 representing the right to purchase 75,759 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.8 Form of Common Stock Purchase Warrant issued to Richard Doermer on January 3, 2000 representing the right to purchase 121,313 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.9 Form of Common Stock Purchase Warrant issued to Richard Doermer on January 3, 2000 representing the right to purchase 94,697 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.10 Form of Common Stock Purchase Warrant issued to William J. Ritger on May 24, 2000 representing the right to purchase 531,614 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.11 Form of Common Stock Purchase Warrant issued to Denis M. O'Donnell on May 24, 2000 representing the right to purchase 784,901 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.12 Form of Common Stock Purchase Warrant issued to Prospektiva, SA on May 23, 2000 representing the right to purchase 48,333 shares of Common Stock of the Company in connection with financial advisory services rendered.

4.13 Form of Common Stock Purchase Warrant issued to Dr. Bruce Patterson, on September 12, 2000 representing the right to purchase 150,000 shares of Common Stock of the Company as additional consideration for the achievement of product development milestones under a License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus.

4.14 Form of Common Stock Purchase Warrant issued to Dr. Bruce Patterson, on September 12, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company as consideration for an Addendum to a License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus.

4.15 Form of Common Stock Purchase Warrant issued to Osprey Partners, on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company in connection with financial advisory services to be rendered over twelve months.

4.16 Form of Common Stock Purchase Warrant issued to Univest Management, Inc. on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company in connection with financial advisory services to be rendered over twelve months.

4.17 Form of Common Stock Purchase Warrant issued to Azimuth Corporation on December 1, 2000 representing the right to purchase 50,000 shares of Common Stock of the Company as additional consideration for a 12% Promissory Note issued on December 4, 2000.

4.18 Form of Common Stock Purchase Warrant issued to Azimuth Corporation on December 8, 2000 representing the right to purchase 1,000,000 shares of Common Stock of the Company as additional consideration for a 15% Promissory Note issued on December 11, 2000 in connection with the proposed acquisition of AccuMed International, Inc. by the Company.

4.19 Form of Common Stock Purchase Warrant issued to Azimuth Corporation on February 7, 2001 representing the right to purchase 1,000,000 shares of Common Stock of the Company as additional consideration for two 15% Promissory notes issued on February 1, 2001 and February 7, 2001 in connection with the proposed acquisition of AccuMed International, Inc. by the Company.

4.20 Form of Confidential $5,000,000 Common Stock Private Offering Memorandum dated January 2000.

4.21 Form of Confidential $5,000,000 Series B Convertible Preferred Stock Private Offering memorandum dated November 2000 and amended January 30, 2001.

4.22 Amendment No. 1 to Stockholders Agreement dated July 25, 2000 among the Company, the InPath Members, Mr. Milley, Mr. Shaw, MMI, Cadmus Corporation, and Winchester National, Inc.

10.1 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)*

10.2 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)*

10.3 Stock Appreciation Rights Agreement dated as of June 14, 1990 between the Company and Roy D. Rafalco. (Incorporated herein by reference to Exhibit 4 of the Company's Form 8-K filed June 15, 1990.)*

10.4 SAR Agreement Extension dated November 15, 1995 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit
          10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)*

10.5 SAR Agreement Extension dated November 15, 1995 between the Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)*

10.6 Employment Agreement dated May 1, 1998 between Mr. Gombrich and InPath, LLC, as amended on December 4, 1998. (Incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.8 Claims Agreement dated December 4, 1998 among the Company, the Claimants, and Liberty Associates Limited Partnership. (Incorporated herein by reference to Exhibit 4 to the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)*

10.9 Ampersand Medical Corporation Equity Incentive Plan established as of June 1, 1999. (Incorporated herein by reference to Appendix F to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, as filed on April 30, 1999.)*

10.10 Ampersand Medical Corporation Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix G to the Bell National Corporation Definitive Proxy statement on Schedule 14A, as filed on April 30, 1999.)*

10.11 Employment Agreement dated June 1, 1999 between Mr. Prange and the Company. (Incorporated herein by reference to Exhibit 10.11 of the Company's

          Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.12 Lease Agreement between the Company and O.P., L.L.C. dated September 1, 1999 pertaining to the premises located at suite 305, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to
          Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.13 Amendment to Lease Agreement between the Company and O.P., L.L.C. dated November 1, 1999 pertaining to the premises at suite 300, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to
          Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.14 Form of Note purchase Agreements dated between March 1, 1999 and June 29, 1999 between the Company and several purchasers. (Incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.15 Form of 6% Convertible Subordinated Note Due 2000, dated between March 1, 1999 and June 29, 1999 issued by the Company to several purchasers. (Incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.16 Schedule of purchasers of 6% Convertible Notes Due 2000, including dates and amount purchased. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.17 Form of Senior Convertible Promissory Note issued to Azimuth Corporation on December 10, 1999. (Incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.18 Form of Restricted Stock Award of 50,000 shares of Common Stock issued to David A. Fishman, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting Agreement dated June 1, 1999. (Incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.19 Form of Restricted Stock award of 50,000 shares of Common Stock issued to Arthur L. Herbst, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting Agreement dated July 1, 1999. (Incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*

10.20 From of $2,000,000 note received from Seaside Partners, L.P. on April 28, 2000.

10.21 Form of $300,000 note received from AccuMed International, Inc. on September 22, 2000 in conjunction with the proposed acquisition of AccuMed by the Company.

10.22 Form of $500,000 Convertible Promissory Note issued to Azimuth Corporation on September 22, 2000 in connection with the proposed acquisition of AccuMed International, Inc. by the Company

10.23 Form of $500,000 Convertible Promissory Note issued to Monsun, AS on November 1, 2000.

10.24 Form of $200,000 Promissory Note issued to Azimuth Corporation on December 4, 2000.

10.25     Form of $100,000 Promissory Note issued to Azimuth Corporation on

          December 11, 2000 in conjunction with the proposed acquisition of AccuMed International, Inc. by the Company.

10.26 Amendment to Patent and Technology License Agreement dated June 9, 2000 by and between Ampersand Medical Corporation, AccuMed International, Inc. and InPath, L.L.C.

10.27 License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus dated June 23, 2000, by and between Invirion, Dr. Bruce Patterson, and Ampersand Medical Corporation.

10.28 First Addendum to License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus dated September 12, 2000, by and between Invirion, Dr. Bruce Patterson and Ampersand Medical Corporation,

10.29 Second Addendum to License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus dated January 12, 2001, by and between Invirion, Dr. Bruce Patterson and Ampersand Medical Corporation.

10.30 Form of $25,000 Promissory Note issued to Azimuth Corporation on February 1, 2001 in conjunction with the proposed acquisition of AccuMed International, Inc. by the Company.

10.31 Form of $470,000 Promissory Note issued to Azimuth Corporation on February 7, 2001 in conjunction with the proposed acquisition of AccuMed International, Inc. by the Company.

10.32 Lease Agreement between the Company and O.P.,L.L.C date May 18, 2000, pertaining to premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610.

10.33 First Amendment to Lease Agreement between the Company and O.P., L.L.C. dated February 13, 2001, pertaining to additional premises at 414 N. Orleans, Suite 503, Chicago, Illinois 60610 and extending the term of the original lease until February 28, 2006

10.34 Form of Restricted Stock Award of 25,000 shares of Common Stock issued to Eric A Gombrich on May 1, 2000 as additional compensation under a 36 month Employment Agreement dated April 1 2000.

10.35 Form of Restricted Stock Award of 50,000 shares of Common Stock issued to Ralph M. Richart, M.D., on July 24, 2000 as additional compensation under a 36 month Consulting Agreement dated June 1, 2000.

10.36 Form of Restricted Stock Award of 50,000 shares of Common Stock issued to J. Thomas Cox, M.D., on October 20, 2000 as additional compensation under a 36 month Consulting Agreement dated October 15, 2000.

10.37 Agreement and Plan of Merger by and among AccuMed International, Inc., AccuMed Acquisition Corp. and Ampersand Medical Corporation, dated as of February 7, 2001, including Exhibit A - Form of Voting Agreement; Exhibit B - Form of Secured Promissory Note and Security Agreement.

21.1      Subsidiaries of the Company.


          * - SEC File No. 0-935

                          AMPERSAND MEDICAL CORPORATION
                 SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS
                                    ADDITIONS

                                               BALANCE AT     CHARGED TO                                    BALANCE
                                                BEGINNING      COSTS AND                        OTHER      AT END OF
                DESCRIPTION                     OF PERIOD      EXPENSES       RETIREMENTS      CHANGES      PERIOD
                -----------                     ---------      --------       -----------      -------      ------

RESERVES AND ALLOWANCES DEDUCTED
     FROM ASSET ACCOUNTS

ALLOWANCE FOR UNCOLLECTABLE
     ACCOUNTS RECEIVABLE

Period from March 16, 1998 (inception)
through December 31, 1998                              $0            $0               $0          $0           $0
Year ended December 31, 1999                           $0           $20               $0          $0          $20
Year ended December 31, 2000                          $20            $0              $16          $0           $4

RESERVES AND ALLOWANCES WHICH
    SUPPORT BALANCE SHEET CAPTION
    RESERVES

WARRANTY RESERVES
Period from March 16, 1998 (inception)
through December 31, 1998                              $0            $0               $0          $0           $0
Year ended December 31, 1999                           $0           $28               $0          $0          $28
Year ended December 31, 2000                          $28            $0               $7          $0          $21

                          AMPERSAND MEDICAL CORPORATION
                                       AND
                                  SUBSIDIARIES

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                  EXHIBIT INDEX

 EXHIBITS
 --------
    3.5 Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of Ampersand
             Medical Corporation

    3.6 Certificate of Designation, Preferences, and Rights of Series B Convertible Preferred Stock of Ampersand
             Medical Corporation

    4.6      Form of Common Stock Purchase Warrant issued to
             Richard Doermer on January 3, 2000 representing the right to purchase 96,250 shares of Common Stock.

    4.7      Form of Common Stock Purchase Warrant issued to
             Richard Doermer on January 3, 2000 representing the right to purchase 75,759 shares of Common Stock.

    4.8      Form of Common Stock Purchase Warrant issued to
             Richard Doermer on January 3, 2000 representing the right to purchase 121,313 shares of Common Stock.

    4.9      Form of Common Stock Purchase Warrant issued to
             Richard Doermer on January 3, 2000 representing the right to purchase 94,697 shares of Common Stock.

    4.10     Form of Common Stock Purchase Warrant issued to
             William J. Ritger on May 24, 2000 representing the right to purchase 531,614 shares of Common Stock.

    4.11     Form of Common Stock Purchase Warrant issued to Denis
             M. O'Donnell on May 24, 2000 representing the right to purchase 784,901 shares of Common Stock.

    4.12     Form of Common Stock Purchase Warrant issued to
             Prospektiva, SA on May 23, 2000 representing the right to purchase 48,333 shares of Common Stock.

    4.13     Form of Common Stock Purchase Warrant issued to Dr.
             Bruce Patterson on September 12, 2000 representing the right to purchase 150,000 shares of Common Stock.

    4.14     Form of Common Stock Purchase Warrant issued to Dr.
             Bruce Patterson on September 12, 2000 representing the right to purchase 100,000 shares of Common Stock.

    4.15     Form of Common Stock Purchase Warrant issued to
             Osprey Partners on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock.

    4.16     Form of Common Stock Purchase Warrant issued to
             Univest

             Management, Inc. on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock.

    4.17     Form of Common Stock Purchase Warrant issued to
             Azimuth Corporation on December 1, 2000 representing the right to purchase 50,000 shares of Common Stock.

    4.18     Form of Common Stock Purchase Warrant issued to
             Azimuth Corporation on December 8, 2000 representing the right to purchase 1,000,000 shares of Common
             Stock.

    4.19     Form of Common Stock Purchase Warrant issued to
             Azimuth Corporation on February 7, 2001 representing the right to purchase 1,000,000 shares of Common
             Stock.

    4.20     Form of Confidential $5,000,000 Common Stock Private
             Offering Memorandum dated January 2000.

    4.21     Form of Confidential $5,000,000 Series B Convertible
             Preferred Stock Private Offering Memorandum dated
             November 2000 and amended January 30, 2001.

    4.22     Amendment No. 1 to Stockholders Agreement dated July
             25, 2000.

    10.20    Form of $2,000,000 note received from Seaside
             Partners, L.P., on April 28, 2000.

    10.21    Form of $300,000 note received from AccuMed
             International, Inc. on September 22, 2000.

    10.22 Form of $500,000 Convertible Promissory Note issued to Azimuth Corporation on September 22, 2000.

    10.23 Form of $500,000 Convertible Promissory Note issued to Monsun, AS on November 1, 2000.

    10.24    Form of $200,000 Promissory Note issued to Azimuth
             Corporation on December 4, 2000.

    10.25    Form of $100,000 Promissory Note issued to Azimuth
             Corporation on December 11, 2000.

    10.26 Amendment to Patent and Technology License Agreement dated June 9, 2000, by and between Ampersand Medical
             Corporation, AccuMed International, Inc., and InPath,
             L.L.C.

    10.27    License and Development Agreement for Specific
             Medical Technology for the Detection of Oncogenic HPV vVirus dated June 23, 2000 by and between Invirion, Dr. Bruce Patterson, Ampersand Medical Corporation.

    10.28 First Addendum to License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV vVirus dated September 12, 2000 by and between Invirion, Dr. Bruce Patterson, Ampersand Medical Corporation.

    10.29 Second Addendum to License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV vVirus dated January 12, 2001 by and between Invirion, Dr. Bruce Patterson, Ampersand Medical Corporation.

    10.30    Form of $25,000 Promissory Note issued to Azimuth

             Corporation on February 1, 2001.

    10.31    Form of $470,000 Promissory Note issued to Azimuth
             Corporation on February 7, 2001.

    10.32 Lease Agreement between the Company and O.P., L.L.C., dated May 18, 2000, pertaining to the premises at 414
             N. Orleans, Suite 510, Chicago IL 60610.

    10.33    First Amendment to Lease Agreement between the
             Company and O.P., L.L.C., dated February 13, 2001, pertaining to additional premises at 414, N. Orleans, Suite 503, Chicago IL 60610.

    10.34    Form of Restricted Stock Award of 25,000 shares of
             Common Stock to Eric A. Gombrich dated May 1, 2000.

    10.35    Form of Restricted Stock Award of 50,000 shares of
             Common Stock to Ralph M. Richart, M.D. dated July 24,
             2000.

    10.36    Form of Restricted Stock Award of 50,000 shares of
             Common Stock to J. Thomas Cox, M.D. dated October 20,
             2000.

    10.37    Agreement and Plan of Merger by and among AccuMed
             International, Inc., AccuMed Acquisition Corp. and
             Ampersand Medical Corporation dated February 7, 2001.

    21.1     Subsidiaries of the Company.