Form 10-Q
period 2001-03-31
AMPERSAND MEDICAL CORP
filed 2001-05-14
CIK 75439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001.
                               --------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
                               ----------------    -------------

                          Commission File number 0-935
                                                 -----
                          AMPERSAND MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                          36-4296006
----------------------------------                    --------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                       414 North Orleans Street, Suite 510
                                Chicago, IL 60610
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                   -------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes     No
                            ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.001 par value per share----30,211,457 shares as of April 30, 2001.

                                      INDEX

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated balance sheets -- March 31, 2001 and December 31, 2000

                  Consolidated statements of operations -- Three months ended March 31, 2001 and March 31, 2000

                  Consolidated statements of cash flows -- Three months ended March 31, 2001 and March 31, 2000

                  Notes to consolidated financial statements -- March 31, 2001

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

PART 1. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                      (FORMERLY BELL NATIONAL CORPORATION)
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    BALANCE                 BALANCE
                                                                 MARCH 31, 2001        DECEMBER 31, 2000
                                                                 --------------        -----------------
                                                                   (UNAUDITED)
                                                                   -----------
ASSETS
   Current Assets:
     Cash and cash equivalents                                    $       931           $            13
     Notes receivable,                                                  1,250                       330
     Accounts receivable, net of allowance for doubtful
        accounts of $4                                                    344                       465
     Accrued interest receivable                                          101                        73
     Work in progress                                                     212                       248
     Refundable taxes                                                     115                       119
     Prepaid expenses                                                      82                       151
                                                                  -----------           ---------------
        Total current assets                                            3,035                     1,399

     Fixed assets, net                                                    519                       385

     Other assets:
       License, patents, and technology, net of amortization            1,620                     1,637
       Goodwill, net of amortization                                      104                       148
       Prepaid royalties                                                  990                     1,006
                                                                  -----------           ---------------
              Total assets                                        $     6,268           $         4,575
                                                                  ===========           ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                             $     1,548           $         1,909
     Deposits                                                              24                       547
     Accrued payroll costs                                                 90                       231
     Accrued expenses                                                     516                       586
     Deferred revenue                                                      67                       195
     Revolving line of credit                                              78                       127
     Current maturities of notes payable - related party                  440                       709
     Current maturities of notes payable                                  427                       396
                                                                  -----------           ---------------
      Total current liabilities                                         3,190                     4,700


   Stockholders' equity (deficit)
     Preferred Stock; Authorized 5,000,000 shares
        Series B Convertible; issued
           and outstanding 1,333,856 shares                                 1                         -
     Common stock, $0.001 par value;
        Authorized 50,000,000 shares;
        Issued and outstanding; 30,211,457 shares                          30                        30
     Additional paid in capital                                        17,980                    12,018
     Note receivable from stockholder                                    (450)                     (450)
     Accumulated deficit                                              (14,399)                  (11,626)
     Accumulated comprehensive loss -
      Cumulative translation adjustment                                   (84)                      (97)
                                                                  -----------           ---------------
        Total stockholders' deficit                                     3,078                      (125)
                                                                  -----------           ---------------

   Total liabilities and stockholders' deficit                    $     6,268           $         4,575
                                                                  ===========           ===============

The accompanying notes are an integral part of these consolidated financial statements

                         AMPERSAND MEDICAL CORPORATION
                      (FORMERLY BELL NATIONAL CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                             --------
                                                        2001           2000
                                                    -----------     -----------

Net Sales                                           $       409     $       362

Cost and Expenses
   Cost of goods sold                                       278             190
   Research and development                                 883             806
   Selling, general, and administrative
        expenses                                          1,754           2,483
                                                    -----------     -----------
                                                          2,915           3,479
                                                    -----------     -----------
Operating loss                                           (2,506)         (3,117)

Other income (expense)
        Interest (expense) - related party                 (176)             (1)
        Interest (expense)                                  (51)            (20)
        Interest income, related party                        9               -
        Interest income                                      18               -
        Other, net                                            3              (1)
                                                    -----------     -----------
                                                           (197)            (22)
                                                    -----------     -----------
Loss before income taxes                                 (2,703)         (3,139)

Income taxes                                                  -               -
                                                    -----------     -----------
Net loss                                            $    (2,703)    $    (3,139)

Preferred stock dividend                            $       (70)    $         -
                                                    -----------     -----------
Net loss available to common stockholders           $    (2,773)    $    (3,139)

Basic and fully diluted net loss per
   common share                                     $     (0.09)    $     (0.15)
                                                    ===========     ===========
Weighted average number of
   common shares outstanding                         30,211,457      21,300,522
                                                    ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         AMPERSAND MEDICAL CORPORATION
                      (FORMERLY BELL NATIONAL CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                            --------
                                                                                       2001           2000
                                                                                     -------         -------

Operating Activities:
   Net loss                                                                          $(2,703)        $(3,139)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of debt discount                                                       180               -
     Depreciation and amortization                                                       122              88
     Stock, warrants, and options issued to non-employees for services                   345             342
     Compensation expense related to Stock Appreciation Rights                           232           1,519
     Expenses paid with common stock                                                      22               -
     Changes in assets and liabilities:
       Receivables, net                                                                   93              73
       Work in progress                                                                   36            (101)
       Refundable taxes                                                                    4               -
       Prepaid royalties                                                                  16               -
       Prepaids and other assets                                                          69             (73)
       Accounts payable                                                                 (361)           (280)
       Deposits                                                                          (23)              7
       Deferred revenue                                                                 (128)             22
       Accrued royalties                                                                   -             250
       Accrued expenses                                                                 (211)           (189)
                                                                                     -------         -------
Net cash used in operating activities                                                 (2,307)         (1,481)

Cash used in investing activities:
     Payments for acquisitions                                                             -               -
     Expenditures for license, patents and technology                                    (25)            (12)
     Purchase of fixed assets                                                           (170)            (65)
                                                                                     -------         -------
Net cash used in investing activities                                                   (195)            (77)

Cash flows from financing activities:
     Proceeds from issuance of notes payable, related party                              495               -
     Payment of notes payable                                                              -               -
     Payment of notes payable - related party                                           (795)            (26)
     Advances for notes receivable                                                      (920)              -
     Proceeds from revolving line of credit, net of payments                             (49)            (86)
     Proceeds from issuance of preferred stock stock, net of costs incurred            5,176               -
     Proceeds from issuance of common stock, net of costs incurred                         -           1,855
     Application of deposit received for purchase of preferred stock                    (500)
                                                                                     -------         -------
Net cash provided by financing activities                                              3,407           1,743
                                                                                     -------         -------
Effect of exchange rate changes on cash                                                   13             (10)
                                                                                     -------         -------
Net increase (decrease) in cash and cash equivalents                                     918             175
Cash and cash equivalents at beginning of period                                          13              36
                                                                                     -------         -------
Cash and cash equivalents at end of period                                           $   931         $   211
                                                                                     =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                                                        $     2         $     2
     Income taxes                                                                                    $     -
   Non-cash transaction during the period for:
     Deferred financing costs                                                        $   118         $     -

The accompanying notes are an integral part of these consolidated financial statements.

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           (Unaudited March 31, 2001)

NOTE A.        BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Ampersand Medical Corporation and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B.        OVERVIEW

         Ampersand Medical Corporation, which may also be referred to as ("Ampersand"), was incorporated in Delaware on December 15, 1998, as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958.

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

         Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition has been accounted for as a reverse acquisition whereby InPath is deemed to have acquired Bell National. However, Bell National was the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes, and income tax filing purposes, until its merger into Ampersand in May 1999. Because Bell National was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition has been recorded as the issuance of stock for the net monetary assets of Bell National, accompanied by a recapitalization and no goodwill or other intangible assets were recorded.

         The Company is focused on the design, development and marketing of the InPath System of products. These products are intended to detect cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office.

         The Company has a wholly owned subsidiary, Samba Technologies, Sarl ("Samba"). The Company acquired all of the assets of Samba in January 1999 from Unilog Regions, SA, for approximately $500,000 in cash. Samba designs, develops, and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba is also developing software used in the Inpath System. All revenues since inception of the Company have been generated by Samba.

         The Company has incurred a significant operating loss since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern may depend upon it acquiring substantial additional financing. Management's plans include efforts to obtain additional capital. In February 2001, the Company raised approximately $5,176,000, including $500,000 received as a deposit in December 2000, from the private sale of 1,333,856 shares of its Series B Convertible Preferred Stock to finance its operations (See Note D). However, there can be no assurance that the Company will continue to be successful in raising capital should the need for such capital arise in the future. If the Company is unable to obtain additional capital, or generate profitable sales revenues, the Company may be required to curtail the its product development and other activities and may be forced to cease operations.

NOTE C.        NOTES RECEIVABLE

         On February 7, 2001, the Company and AccuMed signed a definitive agreement under which AccuMed would be merged into a wholly owned subsidiary of the company. Such agreement was amended on May 10, 2001 (See Note H). In connection with the merger agreement, Ampersand loaned AccuMed $800,000 (which includes $330,000 of prior loans) when the merger agreement was signed. Under terms of the merger agreement, Ampersand loaned AccuMed $225,000 on March 1, 2001 and March 30, 2001 and $150,000 on May 1, 2001. Ampersand will continue making monthly loans to AccuMed, beginning with a June 1, 2001 loan, in amounts of $100,000. AccuMed may request additional loan amounts each month, above the $100,000 level, to a maximum of $225,000, based on a written submission to Ampersand substantiating the business need for the additional loan amount. All such loans accrue interest at an annual rate equal to the Prime Rate announced by the LaSalle National Bank, plus 2.5%. All principal and interest due under all such loans shall be due and payable on the earlier of the termination of the merger agreement or July 31, 2001, unless such date is automatically extended to September 30, 2001, in accordance with the terms of the agreement. All such loans are secured by the grant of a security interest and lien against the collateral described in a security agreement between the parties.

NOTE D.        DEPOSITS

         On December 17, 2000, the Company received $500,000 from Monsun, AS, a potential investor in a private offering of equity securities of the Company. The funds were subject to return until such time as the final terms and conditions of the offering were finalized. In February 2001, Monsun, AS signed a subscription agreement to purchase 125,000 shares of the Company's Series B Convertible Preferred Stock. The deposit was applied to the purchase price of such stock (See Note F).

NOTE E.        NOTES PAYABLE RELATED PARTIES

         On February 1, 2001 and February 7, 2001, the Company issued Promissory Notes to Azimuth Corporation ("Azimuth") in exchange for $25,000 and $470,000, respectively, in cash. Those notes bore interest at the rate of 15% per annum. Those notes were required to be repaid from the proceeds of any new offering of debt or equity undertaken by the Company subsequent to the dates of the Notes. As additional consideration for the Note issued on February 7, 2001, the Company granted Azimuth a warrant to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, an approximate 83% discount from the market price of the Common Stock on the date the warrant was issued. That warrant expires five years from the date of the grant. The Company determined the value of the warrant to be $118,000 and charged the entire amount to interest expense during the quarter. The Company repaid both Notes and accrued interest on February 20, 2001. The Company also repaid two additional promissory notes, issued in December 2000, and accrued interest on February 20, 2001. The proceeds of the February 2001 Notes were used to fund a portion of the loan to AccuMed upon the signing of the agreement on February 7, 2001, pursuant to which AccuMed will merge into a subsidiary of the Company.

NOTE F.        STOCKHOLDERS EQUITY

         SALE OF EQUITY

         In October 2000, the Board of Directors authorized the Company to raise additional new equity to support current and future operations. In February 2001, the Company completed the private offering of 1,333,856 shares of its Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a par value of $0.001 per share, a stated value of $4.00 per share, a cumulative dividend rate of 10% per annum, and is convertible into Common Stock at a conversion price equal to $1.00 per share. The Company received net cash proceeds from the February 2001 offering of $5,176,000, including $500,000 received in December 2000, as further described in Note D. Several advisory groups contracted to assist the Company in finding investors for the offering, were compensated through the payment of $159,000 in cash, the issuance of 374,000 shares of Common Stock, and the issuance of warrants to purchase 534,000 shares of common Stock at an exercise price of $1.20 per share.

         ISSUANCE OF RESTRICTED SHARES FOR SERVICES

         Beginning in 1999, the Company has, at various times, awarded restricted shares of Common Stock to non-employee consultants for services. Some of the share awards were made for past services and their value was fixed. Other share awards were made as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these shares had not been determined as of March 31, 2001 and therefore the value of these shares will be based on the market value of the Common Stock at the end of each interim period until the measurement date is determined. A fair value of these shares of $233,000 was calculated at March 31, 2001 using the Black-Scholes valuation model and the Company recorded $38,000 as expense during the quarter.

         ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

         Beginning in 1999, the Company has, at various times, granted options to purchase shares of Common Stock to non-employee consultants. The options were issued as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these options has not been determined as of March 31, 2001. A fair value of $607,000 was calculated for these options at March 31, 2001, using the Black-Scholes valuation model. This value is charged to expense over the term of the consulting agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each interim period. The Company recorded $106,000 as expense related to these options during the quarter.

         ISSUANCE OF WARRANTS FOR SERVICES

         In November 2000, the Company issued warrants to purchase 200,000 shares of Common Stock, at a price of $1.00 per share. In January 2001, the Company issued additional warrants to purchase 100,000 shares of Common Stock at $1.50 per share and 80,000 shares of Common Stock at $2.50 per share. All of these warrants were issued to non-employees as compensation for financial services to be provided under agreements covering a one-year period. The warrants vest in equal amounts each month over the period. The Company may terminate the agreements upon thirty days written notice, and any unvested warrants as of the date of termination would be cancelled. The measurement date for these warrants has not been determined as of March 31, 2001. A fair value of $459,000 was calculated for these warrants at March 31, 2001, using the Black-Scholes valuation model. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each period. The Company recorded $200,000 as expense related to these warrants during the quarter.

         In applying the Black-Scholes valuation model, the Company used an expected dividend yield of zero, a risk-free interest rate of 6%, a volatility factor of 216% and a fair value of the underlying common shares of $1.53 for options and restricted stock issued to consultants and the closing market price on the date of grant for warrants issued to consultants. The expected life equaled the term of the options, warrants, or restricted shares.

         At March 31, 2001 and December 31, 2000, the Company had 450,000 stock appreciation rights (SAR's) outstanding. These SAR's, issued in 1989, have an exercise price of $0.30 and can be exercised through November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by the Company prior to the exercise date. In lieu of making cash payments, the Company may, and intends to, elect to issue shares of Common Stock on a one share for one SAR basis. The Company has recorded a compensation expense in the amount of $232,000 for the three-months March 31, 2001 to reflect the difference between the respective closing market prices of the Company's Common Stock at March 31, 2001 and December 31, 2000 and the exercise price of the SAR's.

NOTE H.        SUBSEQUENT EVENTS

         On May 10, 2001, the Company and AccuMed signed Amendment No. 1 to the Agreement and Plan of Merger, which extended the termination date of the agreement until July 31, 2001, unless such date is automatically extended to September 30, 2001 in accordance with the terms of the amendment. The amendment also provides that Ampersand will continue to make loans to AccuMed in a minimum amount of $100,000 and at AccuMed's written request depending on the business use of funds over the minimum, a maximum amount of $225,000.

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

REVENUES

         The Company's revenue for the three-months ended March 31, 2001 amounting to $409,000 was derived entirely from the sale of Samba products and services, and represents an increase of $47,000, or 13%, over revenues of $362,000 for the three-months ended March 31, 2000. The average exchange rate between the U.S. Dollar and the Euro (the currency to which Samba's operating currency, the French Franc, is fixed) reflects a decline in the value of the Euro to the U.S. Dollar of approximately 7% from the three-months ending March 31, 2000 to the three-months ending March 31, 2001. This decline in currency value reduced the translated value of Samba revenue by approximately $28,000 and therefore reduced the percentage increase in revenue for the quarter by approximately 50%.

COST AND EXPENSES

         COST OF GOODS SOLD

         Cost of goods sold for the three-months ended March 31, 2001 amounted to $278,000 an increase of 46% over the $190,000 reported for the quarter ended March 31, 2000. The costs for both periods were entirely related to Samba products and services. The reduction in gross profit on a quarter-to-quarter comparison reflects a change in the hardware and software/service product mix.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $883,000 for the three-months ended March 31, 2001. These costs represent contracted development and consulting services, manufacturing design services, contract research, and in-house development personnel, laboratory expense, clinical trial and other clinical study costs, and research administration. Research and Development costs for the three-months ended March 31, 2000 were $806,000. The increase of $77,000, or 10%, of costs in the 2001 quarter over costs in the 2000 quarter is attributable to increased laboratory and research personnel and costs related to clinical trials and other clinical studies offset by a reduction in instrument development costs and costs related to amortization of option and stock award valuations. Included in the Research and Development costs are non-cash expenses of $160,000 and $319,000 for the 2001 and 2000 quarters, respectively, to reflect the current market value of option grants and restricted stock awards to non-employee consultants. The options and stock awards are related to services to be performed over a three-year period and the charge for the respective quarters reflects the adjusted amortization of their current value over the term of the contract.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $1,754,000 for the three-months ended March 31, 2001, a decrease of $729,000, or 29%, over the $2,483,000 reported for the three-months ended March 31, 2000. During the first quarter of 2000, the Company recorded non-cash expenses of $23,000 related to the amortization of option and warrant valuations and $1,519,000 related to SARs compared with expenses of $207,000 and $232,000, respectively, recorded during the first quarter of 2001, or a combined reduction in expenses related to these items of $1,103,000 on a quarter to quarter basis. Royalty expense for the 2001 quarter was also reduced by $234,000 as a result of the renegotiation of the AccuMed License completed during the second quarter of 2000. These expense reductions were offset by increased sales and marketing costs of $117,000, increased legal and accounting fees of $355,000 related to litigation, acquisitions, and the preparation of SEC filings, and other general operating expenses.

         OTHER INCOME AND EXPENSE

         The Company incurred approximately $227,000 in interest expense during the three-month period ended March 31, 2001, an increase of $206,000 over the $21,000 reported for the three-months ended March 31, 2000. The increase reflects the amortization $180,000 in non-cash debt discount related to the valuation of warrants issued as additional consideration for notes payable and the valuation of the beneficial conversion features of two convertible notes issued in 2000.

         NET LOSS

         The net loss for the three-months ended March 31, 2001 was $2,703,000, or $0.09 per share on 30,211,457 weighted average shares outstanding. The net loss for the three-months ended March 31, 2000 was $3,139,000, or $0.15 per share on 21,300,522 shares outstanding. The increase in weighted average shares outstanding primarily reflects the completion of a private equity offering in April 2000 and the related automatic conversion of outstanding 6% Convertible Subordinated Notes and accrued interest into Common Stock.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash uses continue to be research, development and design expenses of the InPath System and related products. The conversion of those designs through the process of prototypes, manufactured products, clinical trials, and market introduction requires in-house and contract design work; medical consultants and advisors; laboratory and research personnel and facilities, sales and marketing personnel; and administrative and executive personnel. Operating funds for the business since its inception have been provided through private offerings of debt and equity in the Company to limited numbers of U.S. and foreign accredited investors. We may be required to make additional such offerings in the future in order to continue to support the operations of the business until some or all of our products are introduced into the market. At March 31, 2001 the Company had cash on hand of $931,000, an increase of $918,000 over cash on hand at the previous year-end

         In February 2001, the Company completed the private offering of 1,333,856 shares of its Series B Convertible Preferred Stock. The Company received net cash proceeds from the February 2001 offering of $5,176,000, including $500,000 received as a deposit in December 2000.

         On February 1, 2001 and February 7, 2001, the Company received a combined $495,000 in cash from Azimuth in exchange for two Promissory notes bearing interest at 15% per year. On February 20, 2001, the Company repaid $795,000 to Azimuth covering the principal amounts of the two February notes plus the principal amounts of two notes issued in December 2000. At the same time, the Company also paid Azimuth approximately $14, 000 in accrued interest due on the four notes.

         On February 7, 2001, the Company and AccuMed signed a definitive agreement under which AccuMed would be merged into a wholly owned subsidiary of the company. Such agreement was amended on May 10, 2001 (See Note H). In connection with the merger agreement, Ampersand loaned AccuMed $800,000 (which includes $330,000 of prior loans) when the merger agreement was signed. Under terms of the merger agreement, Ampersand loaned AccuMed $225,000 on March 1, 2001 and March 30, 2001 and $150,000 on May 1, 2001. Ampersand will continue making monthly loans to AccuMed, beginning with a June 1, 2001 loan, in amounts of $100,000. AccuMed may request additional loan amounts each month, above the $100,000 level, to a maximum of $225,000, based on a written submission to Ampersand substantiating the business need for the additional loan amount. All such loans accrue interest at an annual rate equal to the Prime Rate announced by the LaSalle National Bank, plus 2.5%. All principal and interest due under all such loans shall be due and payable on the earlier of the termination of the merger agreement or July 31, 2001, unless such date is automatically extended to September 30, 2001, in accordance with the terms of the agreement. All such loans are secured by the grant of a security interest and lien against the collateral described in a security agreement between the parties.

         The Company used a portion of the proceeds from the sale of its Series B Convertible Preferred Stock in February 2001 to purchase equipment for use in clinical trials, make required license payments, reduces past due balance with vendors and service suppliers, and for general operating purposes.

         During the three months ended March 31, 2001 the Company's wholly owned subsidiary, Samba Technologies, Sarl, reduced borrowings under its revolving credit line by $49,000.

         The Company has incurred significant net losses since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern may depend upon its acquiring additional financing. Management's plans include efforts to obtain additional capital. The Company has been successful in raising new equity and reducing debt through the conversion of notes and accrued interest into Common Stock. However, there can be no assurance that the Company will continue to be successful in raising additional capital should the need for such capital arise in the future. If the Company is unable to obtain additional capital, or generate profitable sales revenues, the Company may be required to curtail the its product development and other activities and may be forced to cease operations.

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

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial statements is the potential loss in fair value arising from adverse changes in interest rates. The Company does not engage in any hedge transactions or use derivative financial instruments to reduce its exposure to interest rate changes since all of the Company's indebtedness is financed at fixed rates. At March 31, 2001, the carrying amount of the Company's debt instruments approximated their fair value. In addition, as of March 31, 2001, the Company was not exposed to any material foreign-currency, commodity-price, equity-price or other type of market or price risk. The Company's wholly owned subsidiary, Samba, conducts the majority of its operations in Europe using EURO and local European currencies. At March 31, 2001 the Company has recorded a negative cumulative translation adjustment of ($84,000) reflecting the current valuation of the Company's investment in and current account with Samba.

Part II. Other Information

         Item 1   Legal Proceedings

                  None

         Item 2   Changes in Securities

In February 2001, the Company sold 1,333,856 shares of its Series B Convertible Preferred Stock in a private offering to several U.S. and foreign accredited investors for a total cash sales price of $5,335,424. Several advisory groups contracted to assist the Company in finding investors for the offering were compensated through the payment of $159,000 in cash, the issuance of 374,000 shares of Common Stock, and the issuance of warrants to purchase 534,000 shares of Common Stock at an exercise price of $1.20 per share. Series B Convertible Preferred Stock was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption contained in Section 4(2) of the Act.


         Item 3   Defaults on Senior Securities

                  None

         Item 4   Submission of Matters to Vote of Security Holders

                  None

         Item 5   Other Information

                  None

         Item 6   Exhibits and Reports on Form 8-K

                  Exhibits      The following exhibits are filed herewith:

                           Exhibit Number            Description


                                3 Amendment No 1, dated as of May 10, 2001 to the Agreement and Plan of Merger by and among AccuMed
                                             International, Inc., AccuMed
                                             Acquisition Corp. and Ampersand
                                             Medical Corporation dated as of
                                             February 7, 2001.

                  Reports on Form 8-K

                           The Company filed Current Report on Form 8-K dated February 7, 2001 reporting, under Item 5, the execution of the Agreement and Plan of Merger by and among AccuMed International, Inc., AccuMed Acquisition Corporation, and the Company, dated as of February 7, 2001.

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

                                      Ampersand Medical Corporation

                                      /s/ Leonard R. Prange
                                      ---------------------

                                      Leonard R. Prange
                                      -----------------
                                      President, Chief Operating Officer, Chief
                                      Financial Officer and Secretary
                                      Principal Accounting Officer

Date:    May 15, 2000