Form 10-K/A
period 2000-12-31
AMPERSAND MEDICAL CORP
filed 2001-07-11
CIK 75439

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------


                               Amendment No. 1 to

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


         Under the terms of the Agreement, we will exchange approximately 3,750,000 shares of our Common Stock for all of AccuMed's outstanding common stock and we will also exchange approximately 590,000 shares of our Series A Convertible Preferred Stock for all of AccuMed's outstanding convertible preferred stock. The 590,000 shares of our Series A Convertible Preferred Stock are convertible into approximately 250,000 shares of our Common Stock. The Agreement is subject to approval by the stockholders of AccuMed. The Board and management of AccuMed have signed agreements to vote their shares, representing approximately 18% of AccuMed's shares of common stock for approval of the Agreement.

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


         Several advisory groups including BathGate McColley Capital Group, which acted as a placement agent, and Univest Management, Inc. and Prospektiva, SA, which acted as finders, contracted to assist us in completing this offering, were compensated through the payment of $159,000 in cash, the issuance of 374,000 additional shares of Common Stock, and the issuance of warrants to purchase 534,000 shares of Common Stock at an exercise price of $1.20 per share.


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

ITEM 3.  LEGAL PROCEEDINGS


         On October 20, 2000, we filed suit in Circuit Court of Cook County, Illinois (Case No. 00 CH 15652), against SpectRx, Inc. and Welch Allyn, Inc. Our suit seeks injunctive relief and damages from SpectRx, Inc. based on a complaint of fraud and breach of certain confidentiality agreements with regard to our business plans, marketing plans, and technology related to in-vivo diagnostic devices. In the course of negotiations contemplating a joint venture to develop new medical products, we provided confidential information to SpectRx. The information covered cancer detection systems relying on fluorescence technologies as well as bio-molecular marking agents for use in applications within and outside of the body. We also provided SpectRx with marketing plans, revenue, income and cash flow projections, product development and launch plans, and product distribution strategies. In addition, we provided SpectRx with certain confidential technical information regarding patent applications, measurement technologies, design specifications, quantitative analyses, optimization techniques, positional information for cellular mapping, and other technical specifications. Subsequent to the disclosure of our information to SpectRx, they entered into a business arrangement with Welch Allyn, Inc. to develop products of a similar nature to those discussed with us. The suit also charges SpectRx, Inc. and Welch Allyn, Inc. with misappropriation of our trade secrets in violation of the Illinois Trade Secrets Act.



         Our suit was filed in response to a suit filed by SpectRx, Inc. in the Superior Court of Gwinnett County, Georgia (Civil Action NO. 00-A-7604 1), seeking a Declaratory Judgment (but no monetary damages or other relief) that SpectRx, Inc. did not breach the confidentiality agreements as charged in our suit. On July 5, 2001, we filed counterclaims, similar to the claims outlined in our Illinois suit, to the SpectRx action in Georgia.


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


         Revenues for the year 2000 reflect an increase of $54,000, or 5% over the prior year as a result of additional sales of tele-medicine products in France. Samba conducts its operations in local currency, the French
Franc. We convert their local currency results into U.S. Dollars for consolidated reporting purposes. During 2000, the average exchange rate of the Euro (the European Union currency to which the French Franc is fixed) to the U.S. Dollar declined by approximately 15%. This decline reduced the translated U.S. Dollar value of Samba's 2000 revenues by approximately $169,000. Samba revenue recognition may be subject to the timing of receipt and completion of customer contracts from period to period. We may experience quarter-to-quarter, and year-to-year, variability in revenues as a result of these contract-timing issues until we begin to market some or all of our other products.

COSTS AND EXPENSES:

COST OF GOODS SOLD:

         Cost of goods sold for 2000 and 1999, amounting to $637,000 and $542,000 respectively, relate to the Samba revenues and represent the cost of computer and imaging hardware, purchased services and other products, and software engineering labor and related expenses. The increase in 2000 costs over 1999 costs reflects the increase in the level of business as well as a change in the product-mix components of sales. The hardware component of Samba sales generates a much higher level of cost to revenue, and a related lower gross margin, than do the software or service components. Samba may supply necessary hardware, the customer may supply hardware directly, or hardware already in use at the customer location may be utilized. There is no set pattern in contract hardware and software components. We did not incur any costs related to product sales in 1998.

RESEARCH AND DEVELOPMENT:

         We devote a substantial amount of our resources to research and development ("R&D") efforts related to new products including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products. In 2000, our R&D expenses were $3,426,000 compared to $1,782,000 in 1999, an increase of 92%. R&D expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; and payroll related costs for in-house engineering, scientific, laboratory, software development, and research management staff. During 2000, we incurred significant additional costs of $160,000 to expand our in-house research related staff; $170,000 to cover additional medical and technical consultants, including costs related to full year engagements for those added in 1999; $260,000 to expand our contract research staffs and related laboratory operations; $110,000 to cover costs related to clinical trials and studies; and $700,000 in additional outside design and development costs related to instruments and disposable test products. These costs were offset by a reduction in software development costs related to Samba products of approximately $150,000. In order to reduce our cash R&D expenses, a portion of the compensation paid to consultants may be in the form of awards of our Common Stock (with restrictions attached) or grants of options to purchase our Common Stock. Since these awards and/or option grants cover services to be performed over a future time period, we are required to calculate their market value at the end of each reporting period until the work is complete. Included in the above R&D expense amounts for 2000 and 1999, are non-cash costs of $446,000 and $67,000, respectively, related to the calculated cost of these share awards and options that were charged to expense in each period.


         The R&D expenses of $1,782,000 in 1999 represent an increase of 885% over 1998 R&D expenses of $181,000. The 1999 expenses reflect a significant expansion of the product development process, including significant additional costs of approximately $140,000 to expand our in-house research related staff; $280,000 to cover medical and technical consultants; $670,000 in outside development costs related to instruments; and approximately $200,000 in software development costs related to newly acquired Samba products, as well as non-cash costs outlined above, of which there were none in 1998. The 1998 expenses reflect R&D expenses incurred over a nine-month period of early stage development of the System.

SELLING, GENERAL AND ADMINISTRATIVE:

         In 2000, selling, general, and administrative expenses ("SG&A") were $3,719,000 compared to $2,833,000 in 1999, an increase of 31%. Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal or accounting services, travel costs, fees for public and / or investor relations services, insurance premiums, recruitment fees, marketing related costs, amortization and depreciation. The increase in SG&A expenses for 2000, including significant additional costs of approximately $210,000 for staff and expenses related to the newly established sales and marketing activity; $100,000 in legal costs primarily related to litigation; and $200,000 in travel costs related to both the sales and marketing activity, management of a broader operation, and continued efforts to raise new equity.


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

         In order to reduce our cash SG&A expenses, we may issue shares of our Common Stock (with restrictions attached) or grant options, or warrants to purchase shares of our Common Stock in lieu of compensation or payments for financial advisory work, including advice on deal structure, finder fees, investor relations and introductory services, and general financial and investment advise. If the services are completed, we record an expense based on the value of the services. If the services are to be completed over a future period of time, we are required to calculate a market value for the shares, options, or warrants at the end of each reporting period until the services are completed. Included in the above SG&A expense amounts for 2000 are non-cash expenses of $66,000 related to the calculated cost of these share awards, options, and warrants, charged to expense in the period. There were no such non-cash costs in 1999.

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

                                             AMPERSAND MEDICAL CORPORATION


Date:  July 10, 2001                         BY:  /s/ Peter P. Gombrich
                                                  ---------------------
                                                  Peter P. Gombrich
                                                  Chairman of the Board, and
                                                  Chief Executive Officer

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


               Signature                                     Title                          Date
               ---------                                     -----                          ----
/s/ Peter P. Gombrich
---------------------------------
Peter P. Gombrich                        Director, Chairman of the
                                         Board, Chief Executive
                                         Officer

                                         (Principal Executive Officer)                  July 10, 2001
/s/ Alexander M. Milley
---------------------------------
Alexander M. Milley                      Director                                       July 10, 2001

/s/ John Abeles
---------------------------------
John Abeles                              Director                                       July 10, 2001

/s/ Denis M. O'Donnell
---------------------------------
Denis M. O'Donnell                       Director                                       July 10, 2001

/s/ Leonard R. Prange
---------------------------------        President, Chief Operating Officer,
Leonard R. Prange                        Chief Financial Officer, and Secretary
                                         (Principal Financial
                                         Officer and Accounting Officer)                July 10, 2001

/s/ Robert C. Shaw
---------------------------------
Robert C. Shaw                           Director                                       July 10, 2001

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

                          AMPERSAND MEDICAL CORPORATION
                      (FORMERLY BELL NATIONAL CORPORATION)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                                                         COMMON STOCK            COMMON STOCK
                                                PREFERRED STOCK          NO PAR VALUE          PAR VALUE $0.001      ADDITIONAL
                                              --------------------   ----------------------   ------------------       PAID IN
                                                SHARES      AMOUNT     SHARES       AMOUNT      SHARES    AMOUNT      CAPITAL
                                              -----------   ------   -----------    -------   ----------- ------    -----------
March 16, 1998 (Inception)                                    $  -                  $     -                $   -      $      -
Equity of accounting acquiree                                    -                      881                    -             -
Contribution of asset
  in exchange for equity                                         -                      245
Sale of equity during 1998                                       -                      391
Net loss 1998                                                    -                        -
                                              -----------   ------   -----------    -------   -----------  -----    ----------
  December 31, 1998                                     -     $  -    12,000,000    $ 1,517                $   -      $      -
Merger of Bell National into Ampersand
   Medical Corporation                                           -   (12,000,000)    (1,517)   12,000,000     12         1,505
Cancellation of common stock                                     -                        -      (696,570)     -             -
Comprehensive Loss:
   Net loss                                                      -                        -             -      -             -
   Foreign currency translation                                  -                        -                    -             -


     Total comprehensive loss
Conversion of notes payable and
   accrued interest                                              -                        -       382,442      -           126
Exercise of warrants                                             -                        -     3,251,850      3            20
Warrants issued for services                                     -                        -                    -           126
Sale of common stock, net of costs
   incurred                                                      -                        -     3,989,848      4           956
Restricted stock issued for services                             -                        -       100,000      -            21
Options issued to non-employees
   for services                                                  -                        -                    -            54
Compensation expense related to SARs                             -                        -                    -           231
                                              -----------   ------   -----------    -------    ----------  -----    ----------
   December 31, 1999                                    -     $  -                  $     -    19,027,570  $  19      $  3,039

Comprehensive Loss:
   Net loss                                                      -                        -                    -             -
   Foreign currency translation                                  -                        -                    -             -
Total comprehensive loss
Note receivable from stockholder                                 -                        -                    -             -
Conversion of notes payable and
   accrued interest                                              -                        -     5,412,544      5         1,077
Debt discount on convertible notes                               -                        -                    -           250
Common stock issued for services                                 -                        -                    -            60
Warrants issued to purchase license                              -                        -                    -           530
Warrants issued for services                                     -                        -                    -            91
Exercise of warrant                                              -                        -        70,000      -            23
Sale of common stock                                             -                        -     5,300,450      6         5,883
Sale of common stock to employees                                -                        -        21,989      -            17
Warrants issued as debt discount                                 -                        -                    -            84
Common stock issued for royalty payment                          -                        -       128,571      -           386
Restricted stock issued for services                             -                        -       225,333      -           202
Restricted stock issued to employees                             -                        -        25,000      -            15
Options issued to non-employees
   for services                                                  -                        -                    -           270
Compensation expense related to SARs                             -                        -                    -            91
                                              -----------   ------   -----------    -------    ----------  -----    ----------
                                                        -     $  -                  $     -    30,211,457  $  30      $ 12,018
                                              ===========   ======   ===========    =======    ==========  =====    ==========



                                                NOTE
                                             RECEIVABLE                                     OTHER          TOTAL
                                               FROM               ACCUMULATED        COMPREHENSIVE      STOCKHOLDERS'
                                            STOCKHOLDER             DEFICIT               LOSS              EQUITY
                                            -----------         --------------      ----------------  ---------------
March 16, 1998 (Inception)                       $    -            $      -              $     -           $      -
Equity of accounting acquiree                         -                   -                    -                881
Contribution of asset
  in exchange for equity                                                  -                    -                245
Sale of equity during 1998                                                -                    -                391
Net loss 1998                                                          (789)                   -               (789)
                                            -----------           ---------              -------           --------
   December 31, 1998                             $    -            $   (789)             $     -           $    728


Merger of Bell National into Ampersand                -
   Medical Corporation                                                    -                    -                  -
Cancellation of common stock                          -                   -                    -                  -
Comprehensive Loss:                                   -
   Net loss                                           -              (4,226)                   -             (4,226)
   Foreign currency translation                                           -                  (83)               (83)
                                                                                                           --------
     Total comprehensive loss                                                                                (4,309)
Conversion of notes payable and                       -
   accrued interest                                   -                   -                    -                126
Exercise of warrants                                  -                   -                    -                 23
Warrants issued for services                                              -                    -                126
Sale of common stock, net of costs
   incurred                                           -                   -                    -                960
Restricted stock issued for services                  -                   -                    -                 21
Options issued to non-employees
   for services                                       -                   -                    -                 54
Compensation expense related to SARs                  -                   -                    -                231
                                            -----------           ---------              -------           --------
   December 31, 1999                             $    -            $ (5,015)             $   (83)          $ (2,040)



Comprehensive Loss:
   Net loss                                           -              (6,611)                   -             (6,611)
   Foreign currency translation                       -                   -                  (14)               (14)
                                                                                                           --------
Total comprehensive loss                           (450)                                                     (6,625)
Note receivable from stockholder                                          -                    -               (450)
Conversion of notes payable and
   accrued interest                                   -                   -                    -              1,082
Debt discount on convertible notes                    -                   -                    -                250
Warrants issued as debt discount                      -                   -                    -                 84
Warrants issued to purchase license                   -                   -                    -                530
Warrants issued for services                          -                   -                    -                 91
Exercise of warrant                                   -                   -                    -                 23
Sale of common stock                                  -                   -                    -              5,889
Sale of common stock to employees                     -                   -                    -                 17
Common stock issued for royalty payment               -                   -                    -                386
Common stock issued for services                      -                   -                    -                 60
Restricted stock issued for services                  -                   -                    -                202
Restricted stock issued to employees                  -                   -                    -                 15
Options issued to non-employees
   for services                                       -                   -                    -                270
Compensation expense related to SARs                  -                   -                    -                 91
                                            -----------           ---------              -------           --------
                                                 $ (450)           $(11,626)             $   (97)          $   (125)
                                            ===========           =========              =======           ========

        The accompanying notes are an integral part of these consolidated financial statements.

                          AMPERSAND MEDICAL CORPORATION
                      (FORMERLY BELL NATIONAL CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                                                          FOR THE PERIOD
                                                                                                          MARCH 16, 1998
                                                                                      YEAR ENDED           (INCEPTION)
                                                                                      DECEMBER 31,         THROUGH
                                                                                 ---------------------     DECEMBER 31,
                                                                                   2000        1999           1998
                                                                                 ---------   ---------   ----------------
Operating Activities:
       Net loss                                                                  $(6,611)     $(4,226)     $  (789)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
           Forgiveness of amounts due to service providers
               recognized as expense in prior year                                  (220)           -            -
           Amortization of debt discount                                             139            -            -
           Depreciation and amortization                                             442          375           36
           Loss on disposal of equipment                                               -           21            -
           Stock, warrants, and options issued to non-employees for services         488          201            -
           Compensation expense related to Stock Appreciation Rights                  91          231            -
           Compensation expense paid with common stock                                71            -            -
           Interest expense paid with stock                                           20            -            -
           Changes in assets and liabilities:
               Accounts receivable, net                                              (67)        (398)           -
               Work in progress                                                     (186)         (62)           -
               Refundable taxes                                                       12         (131)           -
               Prepaid royalties                                                    (500)           -            -
               Prepaids and other assets                                            (166)         111         (158)
               Accounts payable                                                      680          861          588
               Deposits                                                                7           40            -
               Deferred revenue                                                      127           68            -
               Accrued royalties                                                    (250)         250            -
               Accrued expenses                                                       21          697           59
                                                                                 -------      -------     --------
Net cash used in operating activities                                             (5,902)      (1,962)        (264)
Cash used in investing activities:
           Payments for acquisitions                                                   -         (500)           -
           Expenditures for license, patents and technology                         (532)         (25)        (501)
           Purchase of fixed assets                                                 (307)        (144)        (100)
           Advances for notes receivable                                            (330)           -            -
                                                                                 -------      -------     --------
Net cash used in investing activities                                             (1,169)        (669)        (601)

Cash flows from financing activities:
           Proceeds from issuance of convertible notes payable,                      500        1,146          250
           Proceeds from issuance of convertible notes payable,
               related party                                                         500            -            -
           Proceeds from issuance of notes payable, related party                    300            -            -
           Payment of notes payable                                                 (175)           -            -
           Payment of notes payable - related party                                  (26)        (130)         (19)
           Proceeds from revolving line of credit, net of payments                    (7)         134            -
           Proceeds from issuance of common stock, net of costs incurred           5,484          983          391
           Deposit received for future purchase of stock                             500            -            -
           Net cash acquired                                                           -            -          943
                                                                                 -------      -------     --------
Net cash provided by financing activities                                          7,076        2,133        1,565
                                                                                 -------      -------     --------
Effect of exchange rate changes on cash                                              (14)         (83)           -
Net increase (decrease) in cash and cash equivalents                                  (9)        (581)         700
Cash and cash equivalents at beginning of period                                      36          700            -
                                                                                 -------      -------     --------
Cash and cash equivalents at end of period                                       $    13      $    36      $   700
                                                                                 =======      =======     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for:
           Interest                                                              $    13      $     5      $     -
           Income taxes                                                          $     -      $     -      $     -
       Non cash transactions during the period:
           Note receivable given for purchase of common stock                    $   450      $     -      $     -
           Warrants issued for License                                           $   530      $     -      $     -
           Common stock issued for License                                       $   450      $     -      $     -
           Deferred financing costs                                              $   334      $     -      $     -



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

     The Company is focused on the design, development and marketing of the InPath System of products. These products are intended to detect cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office. The Company has acquired the rights, under a twenty-year license agreement with AccuMed International, Inc. signed in 1998 and amended in 2000, to develop, manufacture, and market certain "point of service" cancer screening products. The technology and related patents covered by the license provide a basis for some of the InPath System products. Additionally, the Company has acquired the rights, under a perpetual license agreement with Invirion and Dr. Bruce Patterson, M.D., Ph.D., its, principal, to develop, manufacture, and market a screening test for the oncogenic types of the Human Papilloma Virus. This license requires the payment of royalties amounting to 7% of the net sales of the product.


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


     Revenue Recognition. The Company recognizes revenues from its wholly owned subsidiary Samba Technologies, Sarl., (Samba), which include software and related services, including training, implementation, and installation services, upon completion of contracts. The term of Samba's contracts are generally less than 120 days.





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


     Accounting for Software Development Costs. Software development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the established of technological feasibility. Based on the Company's product development process, technology feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Through December 31, 2000, all software development costs have been expensed.

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


NOTE 5: PREPAID ROYALTIES


     On June 9, 2000 the Company executed an Amendment to a Patent and Technology License Agreement ("License") originally dated September 4, 1998, between InPath and AccuMed. The Amendment assigns the License directly to Ampersand, eliminates a minimum royalty payment required by the original License, and reduces the royalty rate to 4% of total Company revenue. As consideration for this Amendment, the Company paid 500,000 of cash, issued a convertible note payable of $100,000 and issued 128,571 shares of Common Stock to AccuMed. The convertible note was paid in full during December 2000. The Company provided AccuMed with a price protection equal to $3.50 per share on the 128,571 shares of Common Stock until sixty days following the date on which the shares are registered for sale. The $1,050,000 consideration paid to AccuMed has been recorded as prepaid royalty and is being charged to royalty expense as the Company recognizes revenue. During 2000 the Company recognized $44,000 as royalty expense.


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


     The Company determined the value of the warrants issued in conjunction with the December 4, 2000 and December 11, 2000 notes to be $84,000 based on the differences between the fair value interest rate and the stated interest rate. This amount was charged to interest expense during 2000.


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

     In January 1999, the Board of Directors authorized the Company to raise up to $1,500,000 in debt or new equity to provide funding for current operations. Subsequently, on various dates between March 1, 1999 and June 29, 1999, the Company issued a series of interest bearing 6%

Convertible Promissory Notes totaling $969,600, including a Note in the amount of $500,000 issued to Seaside Partners, L.P., a hedge fund which receives investment management services from Seaside Advisors, L.L.C., of which Dr. Denis
M. O'Donnell, a director of the Company, is a member and manager, and a Note in the amount of $75,000 issued to Leonard R. Prange, President, COO/CFO (see Note 10 above), in exchange for cash. The Notes were convertible into the Common Stock of the Company at a conversion rate of $0.33 per share. The conversion price may be lowered based on certain circumstances related to the pricing of future debt or equity offerings but may never be lowered below $0.20 per share. The notes were convertible at any time by the holder and subject to automatic conversion by the Company, when and if the Company raised a cumulative amount of $5,000,000 in new debt or equity. The maturity date of the Notes was January 28, 2000, subject to extension by the Company to June 30, 2000. The Company extend the maturity date of the Notes to June 30, 2000. The Notes and accrued interest due thereon were automatically converted at $0.20 per share into shares of Common Stock of the Company on April 28, 2000, when the cumulative amount of new debt or equity raised by the Company exceeded the $5,000,000 minimum specified in the note agreements.


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

     ISSUANCE OF RESTRICTED SHARES FOR SERVICES


     In August 1999, the Company awarded 50,000 restricted shares of Common Stock to a non-employee consultant for services. The award originally vested over three years. The award was made as partial consideration for consulting services to be performed under a three-year consulting agreement. The consultant must maintain the consulting relationship with the Company, except in the case of change of control or termination by the Company without cause, during the entire vesting period. The Company and the consultant agreed to an early termination, without cause, of the agreement as of July 1, 2000. This termination resulted in the immediate vesting of the shares. A fair value of $181,000 was calculated at July 1, 2000 for the 50,000 shares, using the Black-Scholes valuation model. The Company charged $175,000 and $6,000, respectively, to consulting expense during 2000 and 1999.

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

     ISSUANCE OF WARRANTS FOR SERVICES

     On July 15, 1999, the Company issued a warrant to Holleb & Coff, its former outside legal counsel, entitling the holder to purchase 250,000 shares of Common Stock of the Company, at an exercise price of $0.33 per share, for services fully rendered. In October 1999, the Company issued a warrant to The Research Works, as consideration for the preparation of an investment research report on the Company, entitling the holder to purchase 70,000 shares of Common Stock of the Company at $0.33 per share.




     On December 10, 1999, the Company issued a $50,000 Promissory Note to Azimuth Corporation, a company controlled by Alexander M. Milley, a director and significant shareholder of the Company, in exchange for $50,000 in cash. The Note bears interest at the rate of 12% per annum and the principal along with accrued interest is convertible into the Common Stock of the Company at a conversion price of $0.20 per share. As additional compensation for the note, the Company issued Azimuth a warrant to purchase 50,000 shares of Common Stock of the Company, at an exercise price of $0.33 per share. On February 22, 2000, Azimuth Corporation exercised its right to convert the principal amount of the Note plus accrued interest due thereon in the amount of $1,250 into 256,250 shares of Common Stock of the Company.


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

     ISSUANCE OF WARRANTS TO PURCHASE ASSETS


     In June 2000, the Company entered into a perpetual License and Technology Agreement (the "Agreement") with Invirion, granting the Company exclusive rights to certain medical technology for the detection of oncogenic (cancer causing) types of the Human Papilloma Virus ("HPV"). The Agreement provides for $500,000 in cash payments and the issuance of warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.01, based on the delivery of three milestones. The first two milestones were met in 2000 which required the Company to pay $400,000 and issue 250,000 warrants. The Company used the Black-Scholes valuation model to determine a fair market value for the warrants of $530,000 and recorded the amount as license fees.

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

     Future minimum annual lease payments under the leases as of December 31, 2000 are (in thousands):

          Year              Amount
          ----              ------
          2001             $134,130
          2002             $144,124
          2003             $124,860
          2004             $129,447
          2005             $134,204
          2006              $22,909


NOTE 14. INCOME TAXES

     Significant components of deferred income taxes consist of the following at December 31 (in thousands):




                                                   2000           1999
                                                  ------         ------
     Deferred tax assets related to:
          Net operating loss carryforwards        $3,962         $1,647
          Accrued interest                             1              1
          Depreciation/amortization                    8              8
                                                  ------         ------
                                                   3,971          1,656

               Less valuation reserve              3,971          1,656
                                                  ------         ------
     Net deferred tax asset                       $    -         $    -
                                                  ======         ======


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

     Income tax benefit allocable to loss before income taxes differs from amounts computed by applying the US Federal income tax rate of 35% as a result of the following:

                                                                   2000        1999       1998
                                                                   ----        ----       ----
     Computed expected tax benefit                               $(2,314)    $(1,479)    $(276)

     Non recognition of tax benefit due to operating loss          2,314       1,479       276
                                                                 -------     -------     -----
          Total tax benefit                                      $     -     $     -     $   -

     The components of net loss of domestic and foreign is as follows:

                                                                   2000        1999       1998
                                                                   ----        ----       ----
     Domestic                                                    $(6,505)    $(3,439)    $(789)

     Foreign                                                     $  (106)    $  (787)    $   -
                                                                 -------     -------     -----
          Total:                                                 $(6,611)    $(4,226)    $(789)



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


NOTE 17. GEOGRAPHIC INFORMATION


     Revenues derived from customer outside North America accounted for 100% of the Company's total revenues in 2000 and 1999.

     The Company attributes its revenues to countries based on the country in which the client is located. The Company's long-lived assets located outside the United States are not considered material.

NOTE 18. QUARTERLY DATA (UNAUDITED)

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

NOTE 19. SUBSEQUENT EVENTS


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