Form 10-Q/A
period 2001-03-31
AMPERSAND MEDICAL CORP
filed 2001-07-11
CIK 75439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 1 to

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

                         AMPERSAND MEDICAL CORPORATION
                      (FORMERLY BELL NATIONAL CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                            --------
                                                                                       2001           2000
                                                                                     -------         -------

Operating Activities:
   Net loss                                                                          $(2,703)        $(3,139)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of debt discount                                                       180               -
     Depreciation and amortization                                                       122              88
     Stock, warrants, and options issued to non-employees for services                   345             342
     Compensation expense related to Stock Appreciation Rights                           232           1,519
     Expenses paid with common stock                                                      22               -
     Changes in assets and liabilities:
       Receivables, net                                                                   93              73
       Work in progress                                                                   36            (101)
       Refundable taxes                                                                    4               -
       Prepaid royalties                                                                  16               -
       Prepaids and other assets                                                          69             (73)
       Accounts payable                                                                 (361)           (280)
       Deposits                                                                          (23)              7
       Deferred revenue                                                                 (128)             22
       Accrued royalties                                                                   -             250
       Accrued expenses                                                                 (211)           (189)
                                                                                     -------         -------
Net cash used in operating activities                                                 (2,307)         (1,481)

Cash used in investing activities:
     Payments for acquisitions                                                             -               -
     Expenditures for license, patents and technology                                    (25)            (12)
     Purchase of fixed assets                                                           (170)            (65)
     Advances for notes receivable                                                      (920)              -
                                                                                     -------         -------
Net cash used in investing activities                                                 (1,115)            (77)

Cash flows from financing activities:
     Proceeds from issuance of notes payable, related party                              495               -
     Payment of notes payable                                                              -               -
     Payment of notes payable - related party                                           (795)            (26)
     Proceeds from revolving line of credit, net of payments                             (49)            (86)
     Proceeds from issuance of preferred stock stock, net of costs incurred            5,176               -
     Proceeds from issuance of common stock, net of costs incurred                         -           1,855
     Application of deposit received for purchase of preferred stock                    (500)
                                                                                     -------         -------
Net cash provided by financing activities                                              4,327           1,743
                                                                                     -------         -------
Effect of exchange rate changes on cash                                                   13             (10)
                                                                                     -------         -------
Net increase (decrease) in cash and cash equivalents                                     918             175
Cash and cash equivalents at beginning of period                                          13              36
                                                                                     -------         -------
Cash and cash equivalents at end of period                                           $   931         $   211
                                                                                     =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                                                        $     2         $     2
     Income taxes                                                                                    $     -
   Non-cash transaction during the period for:
     Deferred financing costs                                                        $   118         $     -


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


         For further information, refer to the consolidated financial statements and footnotes thereto included in the Ampersand Medical Corporation and Subsidiaries' Annual Report on Form 10-K/A for the year ended December 31, 2000.


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


NOTE E.        NOTES PAYABLE RELATED PARTIES

         On February 1, 2001 and February 7, 2001, the Company issued
Promissory Notes to Azimuth Corporation ("Azimuth"), a company controlled by Alexander M. Milley, a director and significant shareholder of the Company, in exchange for $25,000 and $470,000, respectively, in cash. Those notes bore interest at the rate of 15% per annum. Those notes were required to be repaid from the proceeds of any new offering of debt or equity undertaken by the Company subsequent to the dates of the Notes. As additional consideration for the Note issued on February 7, 2001, the Company granted Azimuth a warrant to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, an approximate 83% discount from the $1.50 per share market price of the Common Stock on the date the warrant was issued. That warrant expires five years from the date of the grant. The Company determined the value of the warrant to be $118,000, using the difference between the fair market interest rate and the stated interest rate. The Company repaid both Notes and accrued interest on February 20, 2001. Since the February 7, 2001 note was repaid on February 20, 2001, the Company charged the entire value of the warrant, issued as additional consideration for the note, to interest expense during February 2001. The Company also repaid two additional promissory notes, issued in December 2000, and accrued interest on February 20, 2001. The proceeds of the February 2001 Notes were used to fund a portion of the loan to AccuMed upon the signing of the agreement on February 7, 2001, pursuant to which AccuMed will merge into a subsidiary of the Company.


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

         The Company determined a fair value of approximately $572,000 for shares of Common Stock issued to advisory groups. This fair value was based on the closing price of the Company's Common Stock on the date of the grant. A fair value of $817,000 was determined for the warrants issued to advisory groups. The fair value of the warrants was determined using the Black-Scholes valuation model. In applying the Black-Scholes valuation model the Company has used a risk free interest rate of 6%; a dividend yield of zero; a volatility factor of 216%; a fair value of the underlying common shares of closing market price on the date of the grant; and, an expected life of the warrants of 5 years. The average trading price of the Company's Common Stock at the time of the transaction was $1.50.


         The 1,333,856 shares of Series B Convertible Preferred Stock were recorded at the par value per share of $0.001, or $1,333. The balance of the purchase price, $5,333,667, was recorded as additional paid in capital. The 374,000 shares of Common Stock issued to advisors were recorded as Common Stock at the par value per share of $0.001, or $374. The balance of the value determined for the shares, $571,626, and the fair value of the warrants of $817,000 were recorded as additional paid in capital. The cash payment of $159,000 made to advisors and the fair value of the Common stock and warrants, $572,000 and $817,000 respectively, were recorded as a debit to additional paid in capital to reflect the cost of raising equity.


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

REVENUES

         The Company's revenue for the three-months ended March 31, 2001 amounting to $409,000 was derived entirely from the sale of Samba products and services, and represents an increase of $47,000, or 13%, over revenues of $362,000 for the three-months ended March 31, 2000. The majority of Samba revenue is derived from the performance of individual contracts. The individual components, the complexity, and the required length of time to complete each contract may cause revenues to vary from period to period. The increase in revenue for the first three months of 2001 over the similar period of the year, represents the completion of a greater volume of contracts during the period.

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

COST AND EXPENSES

         COST OF GOODS SOLD


         Cost of goods sold for the three-months ended March 31, 2001 amounted to $278,000 an increase of 46% over the $190,000 reported for the quarter ended March 31, 2000. The costs for both periods were entirely related to Samba products and services. The reduction in gross profit on a quarter-to-quarter comparison reflects a change in the hardware and software/service product mix. The hardware component of individual contracts generates a much higher level of cost to revenue, and a related lower gross margin, than do the software, installation, or customization components. The complexity of the hardware component can range from individual PC's to sophisticated microscopes and image-capture equipment. For example, Samba may supply necessary hardware, the customers sometimes supplies the hardware directly, or hardware already installed at the customer location is used.


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

         OTHER INCOME AND EXPENSE


         The Company incurred approximately $227,000 in interest expense during the three-month period ended March 31, 2001, an increase of $206,000 over the $21,000 reported for the three-months ended March 31, 2000. The increase reflects the amortization $180,000 including $118,000 in non-cash debt discount related to the valuation of a warrant issued as additional consideration for a note payable and $62,000 related to the amortization of the valuation of the beneficial conversion features of two convertible notes issued in 2000.


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

Date:    July 10, 2001