Form 10-Q/A
period 2001-03-31
AMPERSAND MEDICAL CORP
filed 2001-07-31
CIK 75439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 2 to

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
                 4,700


   Stockholders' equity (deficit)
     Preferred Stock; Authorized 5,000,000 shares
        Series B Convertible; issued
           and outstanding 1,333,856 shares (liquidation
           value of $5,335,424 at March 31, 2001)                           1
                     -
     Common stock, $0.001 par value;
        Authorized 50,000,000 shares;
        Issued and outstanding; 30,211,457 shares                          30
                    30
     Additional paid in capital                                        17,980
                12,018
     Note receivable from stockholder                                    (450)
                  (450)
     Accumulated deficit                                              (14,399)
               (11,626)
     Accumulated comprehensive loss -
      Cumulative translation adjustment                                   (84)
                   (97)
                                                                  -----------
       ---------------
        Total stockholders' deficit                                     3,078
                  (125)
                                                                  -----------
       ---------------

   Total liabilities and stockholders' deficit                    $     6,268
       $         4,575
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



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                             --------
                                                        2001           2000
                                                    -----------     -----------

Net Sales                                           $       409     $       362

Cost and Expenses
   Cost of goods sold                                       278             190
   Research and development                                 883             806
   Selling, general, and administrative
        expenses                                          1,754           2,483
                                                    -----------     -----------
                                                          2,915           3,479
                                                    -----------     -----------
Operating loss                                           (2,506)         (3,117)

Other income (expense)
        Interest (expense) - related party                 (176)             (1)
        Interest (expense)                                  (51)            (20)
        Interest income, related party                        9               -
        Interest income                                      18               -
        Other, net                                            3              (1)
                                                    -----------     -----------
                                                           (197)            (22)
                                                    -----------     -----------
Loss before income taxes                                 (2,703)         (3,139)

Income taxes                                                  -               -
                                                    -----------     -----------
Net loss                                            $    (2,703)    $    (3,139)

Preferred stock dividend                            $       (70)    $         -
Deemed dividend upon issuance of
   convertible preferred shares                          (1,867)              -
                                                    -----------     -----------
Net loss available to common stockholders           $    (4,640)    $    (3,139)

Basic and fully diluted net loss per
   common share                                     $     (0.15)    $     (0.15)
                                                    ===========     ===========
Weighted average number of
   common shares outstanding                         30,211,457      21,300,522
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


         The 1,333,856 shares of Series B Convertible Preferred Stock were recorded at the par value per share of $0.001, or $1,333. The balance of the purchase price, $5,333,667, was recorded as additional paid in capital. Upon issuance of the preferred stock the Company determined the fair market value of its common stock to be $1.35 per share. The $1,876,398 aggregate excess of the fair value of the "if-converted" common stock over the preferred stock's conversion price was allocated to paid-in capital and created a discount on the preferred stock. That discount was immediately amortized to paid in capital
(due to a lack of retained earnings) and was considered a deemed dividend for loss-per-share purposes. The 374,000 shares of Common Stock issued to advisors were recorded as Common Stock at the par value per share of $0.001, or $374. The balance of the value determined for the shares, $571,626, and the fair value of the warrants of $817,000 were recorded as additional paid in capital. The cash payment of $159,000 made to advisors and the fair value of the Common stock and warrants, $572,000 and $817,000 respectively, were recorded as a debit to additional paid in capital to reflect the cost of raising equity.


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

Date:    July 30, 2001