Form 10-Q
period 2001-06-30
AMPERSAND MEDICAL CORP
filed 2001-08-14
CIK 75439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                               -----------------    -----------------

                          Commission File number 0-935

                          AMPERSAND MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                36-4296006
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

                       414 North Orleans Street, Suite 510
                                Chicago, IL 60610
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common Stock, $0.001 par value per share-----30,702,149 shares as of August 10, 2001.

                                      INDEX

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES

Part I. Financial Information

      Item 1. Financial Statements (Unaudited)

              Consolidated balance sheets - June 30, 2001 and December 31, 2000

              Consolidated statements of operations -- Six months ended June 30, 2001and June 30, 2000 and three months ended June 30, 2001 and June 30, 2000.

              Consolidated statements of cash flows -- Six months ended June 30, 2001 and June 30, 2000

              Notes to consolidated financial statements - June 30, 2001

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

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                       (Formerly Bell National Coporation)
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                      BALANCE           BALANCE
                                                   JUNE 30, 2001   DECEMBER 31, 2000
                                                   -------------   -----------------
                                                    (UNAUDITED)
                                                    -----------
Assets
   Current Assets:
     Cash and cash equivalents                        $     10         $     13
     Notes receivable,                                   1,500              330
     Accounts receivable, net of
        allowance for doubtful
        accounts of $4                                     554              465
     Accrued interest receivable                           144               73
     Work in progress                                       45              248
     Refundable taxes                                      108              119
     Prepaid expenses                                      159              151
                                                      --------         --------
        Total current assets                             2,520            1,399

   Fixed assets, net                                       631              385

   Other assets:
     License, patents, and technology,
        net of amortization                              1,623            1,637
     Goodwill, net of amortization                          67              148
     Deferred acquisition costs                            319               --
     Prepaid royalties                                     979            1,006
                                                      --------         --------
               Total assets                           $  6,139         $  4,575
                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                 $  1,921         $  1,909
     Deposits                                               --              547
     Accrued payroll costs                                  98              231
     Accrued expenses                                      660              586
     Deferred revenue                                       58              195
     Revolving line of credit                               97              127
     Current maturities of notes payable -
        related party                                      471              709
     Current maturities of notes payable                   914              396
                                                      --------         --------
        Total current liabilities                        4,219            4,700

   Stockholders' equity (deficit)
     Preferred Stock; Authorized 5,000,000
        shares Series B Convertible; issued
        and outstanding 1,499,856 shares
        (liquidation value of $5,999,424
        at June 30, 2001)                                    1               --
     Common stock, $0.001 par value;
        Authorized 50,000,000 shares;
        Issued and outstanding; 30,702,149
        shares at June 30, 2001;
        30,211,457 at December 30, 2000                     31               30
     Additional paid in capital                         18,563           12,018
     Note receivable from stockholder                     (250)            (450)
     Accumulated deficit                               (16,335)         (11,626)
     Accumulated comprehensive loss -
        Cumulative translation adjustment                  (90)             (97)
                                                      --------         --------
          Total stockholders' deficit                    1,920             (125)
                                                      --------         --------
     Total liabilities and stockholders' deficit      $  6,139         $  4,575
                                                      ========         ========

The accompanying notes are an integral part of these consolidated financial statements

                          AMPERSAND MEDICAL CORPORATION
                      (Formerly Bell National Corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                      SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                                          --------                            --------
                                                   2001              2000              2001             2000
                                               ------------      ------------      ------------      ------------
Net Sales                                      $        697      $        541      $        288      $        179

Cost and Expenses
   Cost of goods sold                                   487               349               209               159
   Research and development                           1,938             1,319             1,055               513
   Selling, general, and administrative
        expenses                                      2,713             2,654               959               171
                                               ------------      ------------      ------------      ------------
                                                      5,138             4,322             2,223               843
                                               ------------      ------------      ------------      ------------
Operating loss                                       (4,441)           (3,781)           (1,935)             (664)

Other income (expense)
        Interest (expense) - related party             (226)               (2)              (50)               (1)
        Interest (expense)                             (119)              (28)              (68)               (8)
        Interest income, related party                   18                27                 9                27
        Interest income                                  53                --                35                --
        Other, net                                        3                (1)               --                --
                                               ------------      ------------      ------------      ------------
                                                       (271)               (4)              (74)               18
                                               ------------      ------------      ------------      ------------
Loss before income taxes                             (4,712)           (3,785)           (2,009)             (646)

Income taxes                                             --                --                --                --
                                               ------------      ------------      ------------      ------------
Net loss                                       $     (4,712)     $     (3,785)     $     (2,009)     $       (646)

Preferred stock dividend                               (212)               --              (142)               --
Deemed dividend upon issuance of
   convertible preferred stock                       (1,933)               --               (66)               --
                                               ------------      ------------      ------------      ------------
Net loss available to common stockholders      $     (6,857)     $     (3,785)     $     (2,217)     $       (646)

Basic and fully diluted net loss per
   common share                                $      (0.23)     $      (0.15)     $      (0.07)     $      (0.02)
                                               ============      ============      ============      ============
Weighted average number of
   common share outstanding                      30,437,403        25,582,805        30,663,349        29,865,088
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

                          AMPERSAND MEDICAL CORPORATION
                      (Formerly Bell National Corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                           Six Months Ended
                                                               JUNE 30,
                                                               --------
                                                          2001         2000
                                                         -------      -------
Operating Activities:
     Net loss                                            $(4,712)     $(3,785)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization of debt discount                        248           --
        Depreciation and amortization                        254          142
        Interest expense paid with stock                      --           25
        Stock, warrants, and options issued to
         non-employees for services                          416          271
        Compensation expense related to Stock
         Appreciation Rights                                  92        1,266
        Expenses paid with common stock                       24           --
        Changes in assets and liabilities:
           Receivables, net                                  (89)          73
           Work in progress                                  203         (142)
           Refundable taxes                                   11           --
           Prepaid royalties                                  27         (500)
           Deferred acquisition costs                       (319)          --
           Prepaids and other assets                         (79)        (193)
           Accounts payable                                   12         (510)
           Deposits                                          (47)           6
           Deferred revenue                                 (137)          15
           Accrued royalties                                  --         (250)
           Accrued expenses                                  (59)        (249)
                                                         -------      -------
Net cash used in operating activities                     (4,155)      (3,831)

Cash used in investing activities:
        Expenditures for license, patents and
         technology                                          (70)         (22)
        Purchase of fixed assets                            (325)        (139)
        Advances for notes receivable                     (1,170)          --
                                                         -------      -------
Net cash used in investing activities                     (1,565)        (161)

Cash flows from financing activities:
        Proceeds from issuance of convertible
         note payable                                        500
        Proceeds from issuance of notes payable,
         related party                                       495           --
        Payment of notes payable - related party            (795)         (26)
        Proceeds from revolving line of credit,
         net of payments                                     (30)         (76)
        Proceeds from issuance of preferred stock
         stock, net of costs incurred                      5,840           --
        Proceeds from issuance of common stock,
         net of costs incurred                               200        4,163
        Application of deposit received for
         purchase of preferred stock                        (500)
                                                         -------      -------
Net cash provided by financing activities                  5,710        4,061
                                                         -------      -------
Effect of exchange rate changes on cash                        7          (49)
                                                         -------      -------
Net increase (decrease) in cash and cash equivalents          (3)          20
Cash and cash equivalents at beginning of period              13           36
                                                         -------      -------
Cash and cash equivalents at end of period               $    10      $    56
                                                         =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Interest                                         $     3      $     3
        Income taxes                                                  $    --
     Non-cash transaction during the period for:
        Deferred financing costs                         $   124      $    --


The accompanying notes are an integral part of these consolidated financial statements.

                 AMPERSAND MEDICAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            (Unaudited June 30, 2001)

NOTE A.            BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

      The Company has a wholly owned subsidiary, Samba Technologies, Sarl ("Samba"). The Company acquired all of the assets of Samba in January 1999 from Unilog Regions, SA, for approximately $500,000 in cash. Samba designs, develops, and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba is also developing software used in the InPath System. All revenues since inception of the

Company, except $17,000, which represented the invoice price of a demonstration instrument sold by the Company, in the three-month period ended June 30, 2001, have been generated by Samba.

      The Company has incurred a significant operating loss since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern may depend upon it acquiring substantial additional financing. Management's plans include efforts to obtain additional capital. In February 2001, the Company raised approximately $5,176,000, including $500,000 received as a deposit in December 2000, from the private sale of 1,333,856 shares of its Series B Convertible Preferred Stock to finance its operations (See Note E). In May 2001, the Company raised an additional $664,000 from the private sale of the remaining 166,000 authorized shares of Series B Convertible Preferred Stock. In May 2001, the Company also received $500,000 in cash in exchange for a Convertible Promissory Note. The note bears interest at the rate of 12% per annum and is due on May 15, 2002. The note is convertible into the Common Stock of the Company at any time after an initial holding period of 180 days at a conversion price of $1.00 per share. There can be no assurance that the Company will continue to be successful in raising capital. If the Company is unable to obtain additional capital or generate profitable sales revenues, the Company may be required to curtail its product development and other activities and may be forced to cease operations.

NOTE C.            NOTES RECEIVABLE RELATED PARTY

      On April 28, 2000, the Company sold 1,333,333 shares of Common Stock in a private offering to Seaside Partners, LP, a hedge fund, at $1.50 per share, or total proceeds of $2,000,000. Dr. Denis M. O'Donnell, a director of the Company, is a member and manager of Seaside Advisors, L.L.C., which provides investment management services to Seaside Partners, L.P. In lieu of cash, the Company agreed to accept payment in the form of a $2,000,000 promissory note due July 27, 2000, and later extended to November 30,2000 and bearing interest at the rate of 8% per annum. During 2000, Seaside Partners, LP made payments against the principal of the note amounting to $1,550,000. The unpaid $450,000 principal balance of the note was in default as of December 31, 2000. In June 2001, Seaside Partners, LP made a payment against the remaining principal of the note in the amount of $200,000. During July 2001, Seaside Partners, LP made additional payments against the remaining principal of the note amounting to $122,500 and a further payment against the remaining principal of $60,000 during August 2001. The balance of the note remains in default and the Company is negotiating with Seaside to complete repayment of the remaining outstanding principal. Accrued interest on the note in the amount of $81,000 also remains due and unpaid as of June 30, 2001. The Company has classified the outstanding principal balance of the note as a reduction of stockholders' equity.

NOTE D.            NOTES RECEIVABLE

      On February 7, 2001, the Company and AccuMed signed a definitive agreement under which AccuMed would be merged into a wholly owned subsidiary of the Company. Such agreement was amended on May 11, 2001 to extend the termination date to September 30, 2001 and to provide that Ampersand would make additional monthly loans to AccuMed through the termination date. In connection with the merger agreement, Ampersand has loaned AccuMed $1,500,000 through June 30, 2001. Ampersand has continued to make monthly loans to AccuMed, including July 2001 and August 2001 loans of $100,000 each. AccuMed may waive the monthly loans or request additional loan amounts, above the $100,000 level, to a maximum of $225,000, based on a written submission to Ampersand substantiating the business need for the additional loan amount. All such loans accrue interest at an annual rate equal to the Prime Rate announced by the LaSalle National Bank, plus 2.5%. All principal and interest due under all such loans shall be due and payable on the earlier of the termination of the merger agreement or September 30, 2001, in accordance with the terms of the agreement. All such loans are secured by the grant of a security interest and lien against the collateral described in a security agreement between the parties.

NOTE E.            DEPOSITS

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

NOTE F.            NOTES PAYABLE RELATED PARTIES

      On February 1, 2001 and February 7, 2001, the Company issued Promissory Notes to Azimuth Corporation ("Azimuth"), a company controlled by Alexander M. Milley, a director and significant shareholder of the Company, in exchange for $25,000 and $470,000, respectively, in cash. Those notes bore interest at the rate of 15% per annum. Those notes were required to be repaid from the proceeds of any new offering of debt or equity undertaken by the Company subsequent to the dates of the Notes. As additional consideration for the Note issued on February 7, 2001, the Company granted Azimuth a warrant to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, an approximate 83% discount from the $1.50 market price of the Common Stock on the date the warrant was issued. That warrant expires five years from the date of the grant. The Company determined the value of the warrant to be $118,000, using the difference between the fair market interest rate and the stated interest rate. The Company repaid both Notes and accrued interest on February 20, 2001. Since the February 7, 2001 note was repaid on February 20, 2001, the Company charged the entire value of the warrant, issued as additional consideration for the note, to interest expense during February 2001. The Company also repaid two additional promissory notes, issued in December 2000, and accrued interest on February 20, 2001. The proceeds of the February 2001 Notes were used to fund a portion of the loan to AccuMed upon the signing of the agreement on February 7, 2001, pursuant to which AccuMed will merge into a subsidiary of the Company.

NOTE G.            NOTES PAYABLE

      On May 15, 2001, the Company issued a Convertible Promissory Note to NeoMed Innovations III, LP in exchange for $500,000 in cash. The note bears interest at the rate of 12% per year and is due twelve months from the date of issue. The note is convertible into Common Stock of the Company, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. The conversion price of the note was less than the market price of the Common Stock of the Company at the date of issuance and therefore, the holder is considered to have a beneficial conversion feature. The Company determined the value of this beneficial conversion feature to be $50,000. This value was recorded as a reduction to the debt and will be amortized as additional interest expense over the life of the note. During the quarter ended June 30, 2001, the Company recorded $6,000 to interest expense to reflect the amortization of debt discount on this note.

NOTE H.            STOCKHOLDERS EQUITY

      SALE OF EQUITY

      In October 2000, the Board of Directors authorized the Company to raise additional new equity to support current and future operations. In February 2001, the Company completed the private offering of 1,333,856 shares out of a total of 1,500,000 authorized shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a par value of $0.001 per share, a stated value of $4.00 per share, a cumulative dividend rate of 10% per annum, and is convertible into Common Stock at a conversion price equal to $1.00 per share. The Company received net cash proceeds from the February 2001 offering of $5,176,000, including $500,000 received in December 2000, as further described in Note E. Several advisory groups contracted to assist the Company in finding investors for the offering, were compensated through the payment of $159,000 in cash, the issuance of 374,000 shares of Common Stock, and the issuance of warrants to purchase 534,000 shares of Common Stock at an exercise price of $1.20 per share.

      The Company determined a fair value of approximately $572,000 for shares of Common Stock issued to the advisory groups. This fair value was based on the closing price of the Company's Common Stock on the date of the grant. A fair value of $817,000 was determined for the warrants issued to the advisory groups. The fair value of the warrants was determined using the Black-Scholes valuation model.

      The 1,333,856 shares of Series B Convertible Preferred Stock were recorded at the par value per share of $0.001, or $1,333. The balance of the purchase price, $5,333,667, was recorded as additional paid in capital. Upon issuance of the preferred stock, the Company determined the fair value of its Common Stock to be $1.35 per share. The $1,867,398 aggregate excess of the fair value of the "if-converted" Common Stock over the preferred stock's conversion price was allocated to additional paid-in-capital and created a discount on the preferred stock. The discount was immediately amortized to additional paid-in-capital (due to the lack of retained earnings) and was considered a deemed dividend for loss-per-share purposes. The 374,000 shares of Common Stock issued to advisors were recorded as Common Stock at the par value per share of $0.001, or $374. The balance of the value determined for the shares, $571,626, and the fair value of the warrants of $817,000 were recorded as additional paid-in-capital. The cash payment of $159,000 made to advisors and the fair value of the Common Stock and warrants, $572,000 and $817,000 respectively, were recorded as a debit to additional paid-in-capital to reflect the cost of raising equity.

      On May 15, 2001, the Company completed the sale of the remaining 166,000 shares of authorized Series B Convertible Preferred Stock in the private offering. The Company received net cash proceeds of $664,000. An advisory group contracted to assist the Company in finding investors was compensated through the issuance of 66,400 shares of Common Stock and the issuance of a warrant to purchase 66,400 shares of Common Stock at an exercise price of $1.20 per share. The Company determined a fair value of approximately $81,000 for shares of Common Stock issued to the advisory group. The fair value was based on the closing price of the Company's Common Stock on the date of the grant. A fair value of $81,000 was determined for the warrants issued to the advisory group. The fair value of the warrants was determined using the Black-Scholes valuation model.

      The 166,000 shares of Series B Convertible Preferred Stock were recorded at the par value per share of $0.001, or $166. The balance of the purchase price, $663,834, was recorded as additional paid in capital. Upon issuance of the preferred stock, the Company determined the fair value of its Common Stock on May 15, 2001 to be $1.10 per share. The $66,400 aggregate excess of the fair value of the "if-converted" Common Stock over the preferred stock's conversion price was allocated to additional paid-in-capital and created a discount on the preferred stock. This discount was immediately amortized to additional paid-in-capital (due to the lack of retained earnings) and was considered a deemed dividend for loss-per-share purposes. The 66,400 shares of Common Stock issued to the advisory group were recorded as Common Stock at the par value per share of $0.001, or $66. The balance of the value determined for the shares, $80,934, and the fair value of the warrants of $81,000 were recorded as additional paid-in-capital. The fair value of the Common Stock and the warrants, $81,000 each, were recorded as a debit to additional paid-in-capital to reflect the cost of raising equity.

      In applying the Black-Scholes valuation model the Company has used a risk free interest rate of 6%; a dividend yield of zero; a volatility factor of 216%; a fair value of the underlying common shares of closing market price on the date of the grant; and an expected life of the warrants of 5 years. The average trading price of the Company's Common Stock at the time of the February and May transactions was $1.50 and $1.22, respectively.

      ISSUANCE OF RESTRICTED SHARES FOR SERVICES

      Beginning in 1999, the Company has, at various times, awarded restricted shares of common Stock to non-employee consultants for services. Some of the shares awards were made for past services and their value was fixed. Other share awards were made as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these shares had not been determined as of June 30, 2001 and therefore the value of the these shares will be based on the market value of the Common Stock at the end of each interim period until the measurement date is determined. A fair value of these shares of $185,000 was calculated at June 30, 2001 using the Black-Scholes valuation model and the Company recorded $38,000 as expense during the six-month period ended June 30, 2001.

      ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

      Beginning in 1999, the Company has, at various times, granted options to purchase shares of Common Stock to non-employee consultants. The options were issued as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these options has not been determined as of March 31, 2001. A fair value of $484,000 was calculated for these options at June 30, 2001, using the Black-Scholes valuation model. This value is charged to expense over the term of the consulting agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each interim period. The Company recorded $106,000 as expense related to these options during the six-month period ended June 30, 2001.

      ISSUANCE OF WARRANTS FOR SERVICES

      In November 2000, the Company issued warrants to purchase 200,000 shares of Common Stock, at a price of $1.00 per share. In January 2001, the Company issued additional warrants to purchase 100,000 shares of Common Stock at $1.50 per share and 80,000 shares of Common Stock at $2.50 per share. All of these warrants were issued to non-employees as compensation for financial services to be provided under agreements covering a one-year period. The warrants vest in equal amounts each month over the period. The Company may terminate the agreements upon thirty days written notice, and any unvested warrants as of the date of termination would be cancelled. The measurement date for these warrants has not been determined as of June 30, 2001. A fair value of $464,000 was calculated for these warrants at June 30, 2001, using the Black-Scholes valuation model. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each period. The Company recorded $272,000 as expense related to these warrants during the six month period ended June 30, 2001.

      In applying the Black-Scholes valuation model, the Company used an expected dividend yield of zero, a risk-free interest rate of 6%, a volatility factor of 216% and a fair value of the underlying common shares of $1.22 for options and restricted stock issued to consultants and the closing market price on the date of grant for warrants issued to consultants. The expected life equaled the term of the options, warrants, or restricted shares.

      At June 30, 2001 and December 31, 2000, the Company had 450,000 stock appreciation rights (SAR's) outstanding. These SAR's, issued in 1989, have an exercise price of $0.30 and can be exercised through November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by the Company prior to the exercise date. In lieu of making cash payments, the Company may, and intends to, elect to issue shares of Common Stock on a one share for one SAR basis. The Company has recorded a compensation expense in the amount of $92,000 for the six-month period ended June 30, 2001 to reflect the difference between the respective closing market prices of the Company's Common Stock at June 30, 2001 and December 31, 2000 and the exercise price of the SAR's.

NOTE I.            SUBSEQUENT EVENTS

     On July 26, 2001 the Company issued a promissory note to Cadmus Corporation in exchange for $100,000 in cash. On August 6, 2001 the Company issued a promissory note to Azimuth Corporation in exchange for $100,000 in cash. Alexander Milley, a director and significant stockholder of the Company is considered a control person of both Cadmus Corporation and Azimuth Corporation. The notes are due on September 22, 2001 and bear interest at the rate of 15% per annum. As additional consideration for the notes, the Company issued five-year warrants to Cadmus Corporation and Azimuth Corporation entitling the holders to each purchase 250,000 shares of the Common Stock of the Company at an exercise price of $1.00 per share. In addition, the Company agreed to issue a five-year warrant to Azimuth Corporation entitling the holder to purchase 500,000 shares of Common Stock of the Company at $1.00 per share. In conjunction with the issuance of this warrant, Azimuth Corporation agreed to relinquish the conversion rights granted to it under the terms of a convertible promissory note issued by the Company in September 2000, which entitled Azimuth Corporation to convert the principal and accrued interest due under the note into the Common Stock of the Company at a conversion price of $1.00 per share.

     On August 6, 2000, the Company issued a promissory to Northlea Partners, Ltd. in exchange for $25,000 in cash. John Abeles, a director of the Company, is the general partner of Northlea Partners, Ltd. The terms of the note are the same as the notes issued to Cadmus Corporation and Azimuth Corporation. As additional consideration for this note, the Company issued a five year warrant to Northlea Partners, Ltd. entitling the holder to purchase 62,500 shares of Common Stock of the Company at an exercise price of $1.00 per share.

     On July 27, 2001, the Company issued a promissory note to AccuMed in exchange for $100,000 in cash. The note, plus accrued interest, was due on August 3, 2001 and bears interest at the rate of 12% per annum. Prior to the original maturity date, the parties agreed to extend the maturity date of the note to August 28, 2001. As consideration for the extension Ampersand agreed that if it fails to repay the principal and accrued interest when due, Ampersand will release its security interest in up to twenty-five AcCell instruments to permit the sale of such instruments by AccuMed. As additional consideration for the note, Ampersand agreed to pay a note origination fee of $10,000, which is due and payable on August 31, 2001.

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

REVENUES

            The Company's revenue for the six-month period ended June 30, 2001 amounting to $697,000 was derived entirely from the sale of Samba products and services, except for $17,000 derived from the sale of a demonstration instrument by the Company, and represents an increase of $156,000, or 29%, over revenues of $541,000 for the six-month period ended June 30, 2000. The majority of Samba revenue is derived from the performance of individual contracts. The individual components, the complexity, and the required length of time to complete each contract may cause revenues to vary from period to period. The increase in revenue for the first six months of 2001, over the similar period of the previous year, represents an increase in the total value of contracts received by Samba, a related increase in the value of contracts completed during the period, and the sale of the demonstration instrument by the Company.

      The average exchange rate between the U.S. Dollar and the Euro (the currency to which Samba's operating currency, the French Franc, is fixed) reflects a decline in the average value of the Euro to the U.S. Dollar of approximately 7% from the six-month period ended June 30, 2000 to the six-month period ended June 30, 2001. This decline in currency value reduced the translated value of Samba revenue for the current period by approximately $49,000 and therefore reduced the percentage increase in revenue for the current six-month period by approximately 30%.

      The Company's revenue for the three-month period ended June 30, 2001 amounting to $288,000 was derived entirely from the sale of Samba products and services, except for $17,000 derived from the sale of a demonstration instrument by the Company, and represents an increase of $109,000, or 61%, over revenues of $179,000 for the three-month period ended June 30, 2000. The increase in revenue for the three-month period ended June 30, 2001 over the similar period of the previous year, represents an increase in the value of contracts completed during the period, and the sale of the demonstration unit by the Company.

      The average exchange rate between the U.S. Dollar and the Euro reflects a decline in the average value of the Euro to the U.S. Dollar of approximately 7% from the three-month period ended June 30, 2000 to the three-month period ended June 30, 2001. This decline in currency value reduced the translated value of Samba revenue for the current period by approximately $20,000 and therefore reduced the percentage increase in revenue for the current quarter by approximately 18%.

COST AND EXPENSES

      COST OF GOODS SOLD

            Cost of goods sold for the six-month period ended June 30, 2001 amounted to $487,000 an increase of 40% over the $349,000 reported for the six-month period ended June 30, 2000. The costs for both periods were entirely related to Samba products and services, with the exception of approximately $13,000 related to the demonstration instrument sold by the Company during the second quarter of 2001. The reduction in gross margin on a period-to-period comparison, excluding any effect of the cost of the demonstration instrument, reflects changes in the hardware and software/service Samba product mix. The hardware component of individual contracts generates a much higher level of cost to revenue, and a related lower gross margin, than do the software, installation, or customization components. The complexity of the hardware component can range from individual PC's to sophisticated microscopes and image-capture equipment. For example, Samba may supply necessary hardware, the customer may purchase hardware directly from a third party vendor, or hardware already installed at the customer location may be used to complete individual contracts.

      Cost of goods sold for the quarter ended June 30, 2001 amounted to $209,000 an increase of 31% over the $159,000 reported for the quarter ended June 30, 2000. The costs for both periods were entirely related to Samba products and services, with the exception of approximately $13,000 related to the demonstration instrument during this 2001 quarter. The increase in gross margin for the current quarter represents improved utilization of production personnel and related labor hours arising from an increase in the level of contract work, offset by a reduction in gross margin based on changes in product mix.

      RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses for the six-month period ended June 30, 2001 amounted to $1,938,000 an increase of 47% over the $1,319,000 reported for the six-month period ended June 30, 2000. These costs represent contracted development and consulting services, manufacturing design services, contract research, in-house development personnel, laboratory expense, clinical trial and other clinical study costs, and research administration. The increase of $619,000 in expenses for the 2001 period consists primarily of $530,000 in additional costs related to clinical trials and studies and $250,000 in costs related to expanded laboratory operations including additional staff, offset by a reduction in contract design & development service expense. In addition, included in research and development costs are non-cash expenses of $161,000 and $248,000, for the respective 2001 and 2000 periods, to reflect amortization of the current market valuation of option grants and restricted stock awards to non-employee medical and design consultants. The option and stock awards are related to services to be performed generally over three-year periods and the charge for the respective periods reflect the adjusted amortization of their current value over the term of the contracts.

      Research and development expenses for the three-month period ended June 30, 2001 were $1,055,000, an increase of $542,000, or 106%, over expenses of $513,000 for the three-month period ended June 30, 2000. The primary reason for the increase in the 2001 three-month period was approximately $410,000 in expenses related to clinical trials and studies and increases in laboratory related expenses. Non-cash expenses related to the amortization of the current valuations of option and stock awards to non-employee medical consultants were $1,000 in the 2001 period and an expense reduction of $71,000 in the 2000 period.


      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the six-month period ended June 30, 2001 amounted to $2,713,000, or a 2% increase over the $2,654,000 reported for the six-month period ended June 30, 2000. During the 2001 six-month period, the Company recorded non-cash expenses of $279,000 related to the amortization of valuations of options and warrants issued to non employees for services, and $92,000 related to SARs compared with expenses of $23,000 and $1,266,000, respectively, recorded during the 2000 six-month period. The combined reduction in non-cash expenses related to these items amounted to $918,000 on a comparative basis. This reduction was offset by increased sales and marketing expenses of $254,000, legal expenses related to litigation and public company filings of $340,000, $112,000 in amortization and depreciation expense, $55,000 in public and investor relations expenses, $27,000 in rent expense and increases in other expenses related to the overall expansion of operations.

      Selling, general and administration expenses for the three-month period ended June 30, 2001 were $959,000, a 461% increase over the $171,000 reported for the three-month period ended June 30, 2000. The low level of expenses for the 2000 period were the result of the reversal of $500,000 in royalty expense, $250,000 of which was recorded in the first quarter of 2000 and $250,000 which was recorded in the last quarter of 1999. This royalty expense adjustment was the result of the renegotiation of the AccuMed license completed during the 2000 quarter. In addition $253,000 in expense related to SARs recorded in the first quarter of 2000 was reversed in the second quarter as a result of changes in the current valuation of the underlying common stock.

      OTHER INCOME AND EXPENSE

      The Company incurred approximately $345,000 in interest expense during the six-month period ended June 30, 2001, an increase of $315,000 over the $30,000 reported for the six-month period ended June 30, 2000. The increase reflects amortization of $248,000 in non-cash interest, including $130,000 in amortization of the beneficial conversion features of convertible notes issued in 2000 and 2001, and $118,000 in debt discount related to the valuation of a warrant issued as additional consideration for a note payable. The increase also reflects the increased level of outstanding convertible debt.

      The Company incurred approximately $118,000 in interest expense during the three-month period ended June 30, 2001, an increase of $109,000 over the $9,000 reported for the three-month period ended June 30, 2000. The increase reflects $68,000 in amortization of beneficial conversion features on convertible notes issued in 2001 and 2000 and a higher level of outstanding convertible debt.

      The increase in interest income for both the six-month and three-month periods of 2001 over similar 2000 periods reflect interest earned in the loans to AccuMed, and the Seaside Partners, LP Note.

      NET LOSS

      The net loss for the six-month period ended June 30, 2001 was $4,712,000. In addition, cumulative dividends on the outstanding Series B preferred stock amounted to $212,000 and deemed dividends on the Series B preferred stock resulting from the beneficial conversion feature of the Series B preferred stock amounted to $1,933,000 result in a net loss available to common stockholders of $6,857,000 or $0.23 per share on 30,437,403 weighted average share outstanding. The net loss and net loss available to common stockholders for the six-month period ended June 30, 2000 was $3,785,000 or $0.15 per share on 25,582,805 weighted average shares outstanding. There was no outstanding preferred stock in 2000.

      The net loss for the three-month period ended June 30, 2001 was $2,009,000. In addition, the dividend due on the outstanding Series B preferred stock of $142,000 and a deemed dividend of $66,000 on Series B preferred stock resulting from the beneficial conversion features of Series B preferred stock issued during the 2001 quarter, resulted in a net loss available to common stockholders of $2,217,000, or $0.07 per share on 30,663,389 weighted average shares outstanding. The net loss and net loss available to common stockholders for the three-month period ended June 30, 2000 was $646,000 or $0.02 per share on 29,865,088 weighted average shares outstanding shares.

      The increase in weighted average outstanding common shares for the 2001 periods primarily reflects the completion of a private equity offering in April 2000 and the related automatic conversion of outstanding 6% convertible subordinated Promissory Notes and accrual interest into common stock.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash uses continue to be research, development and design expenses of the InPath System and related products. The conversion of those designs through the process of prototypes, manufactured products, clinical trials, and market introduction requires in-house and contract design work; medical consultants and advisors; laboratory and research personnel and facilities; sales and marketing personnel; and administrative and executive personnel. Operating funds for the business since its inception have been provided through private offerings of debt and equity in the Company to limited numbers of U.S. and foreign accredited investors. We may be required to make additional such offerings in the future in order to continue to support the operations of the business until some or all of our products are introduced into the market. For the six-month period ended June 30, 2001 the Company used cash of $4,155,000 in its operating activities. The Company had cash on hand at June 30, 2001 of $10,000, a decrease of $3,000 over cash on hand at the previous year-end.

      On February 7, 2001, the Company and AccuMed signed a definitive agreement under which AccuMed would be merged into a wholly owned subsidiary of the Company. In connection with the merger agreement, Ampersand has loaned AccuMed $1,500,000, which includes $330,000 loans made during 2000. This amount includes a loan of $150,000 made in May 2001 and a loan of $100,000 made in June 2001. Ampersand will continue making monthly loans to AccuMed of $100,000 beginning in July of 2001 through September 2001. AccuMed may request additional loan amounts each month, above the $100,000 level, to a maximum of $225,000, based on a written submission to Ampersand substantiating the business need for the additional loan amount. All such loans accrue interest at an annual rate equal to the Prime Rate announced by the LaSalle National Bank, plus 2.5%. All principal and interest due under all such loans shall be due and payable on the earlier of the termination of the merger agreement or September 30, 2001. All such loans are secured by the grant of a security interest and lien against the collateral described in a security agreement between the parties.

      During the six-month period ended June 30, 2001, the Company incurred $70,000 in legal fees related to patents and trademarks used to protect its technology.

      During the six-month period ended June 30, 2001, the Company made expenditures for capital equipment, including equipment for use in the clinical trials of its InPath System products, amounting to $325,000.

      In February 2001, the Company sold 1,333,856 shares of its Series B Convertible Preferred Stock in a private offering. The Company received net cash proceeds from the February 2001 offering of $5,176,000, including $500,000 received as a deposit in December 2000.

      In May 2001, the Company sold the remaining 166,000 authorized shares of its Series B Convertible Preferred Stock to complete the private offering and received cash proceeds of $664,000.

      In June 2001, Seaside Partners, LP made a payment amounting to $200,000 against the outstanding principal of a note receivable held by the Company. The note was issued to the Company by Seaside Partners, LP in April 2000 with an original principal amount of $2,000,000. The $250,000 unpaid principal amount of the note, at June 30, 2001 is in default.

      On February 1, 2001 and February 7, 2001, the Company received a combined $495,000 in cash from Azimuth in exchange for two Promissory notes bearing interest at 15% per year. On February 20, 2001, the Company repaid $795,000 to Azimuth covering the principal amounts of the two February notes plus the principal amounts of two notes issued in December 2000. At the same time, the Company also paid Azimuth approximately $14,000 in accrued interest due on the four notes.

      In May 2001, the Company issued a convertible promissory note to a foreign investor and received $500,000 in cash proceeds. The note bears interest at the rate of 12% per annum and is due 12 months from the date of issue. The note is convertible into Common Stock of the Company at a conversion price of $1.00 per share.

      During the six month period ended March 31, 2001 the Company's wholly owned subsidiary, Samba Technologies, Sarl, reduced borrowings under its revolving credit line by $30,000.

      The Company has incurred significant net losses since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern may depend upon its acquiring additional financing. Management's plans include efforts to obtain additional capital. The Company has been successful in raising new equity and reducing debt through the conversion of notes and accrued interest into Common Stock. In July 2001, two investment-banking firms were retained by the Company to assist in raising new equity or debt, whether directly or through strategic alliances that might include an equity investment. However, there can be no assurance that the Company will continue to be successful in raising additional capital. If the Company is unable to obtain additional capital, or generate profitable sales revenues, the Company may be required to curtail its product development and other activities and may be forced to cease operations.

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

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The market risk inherent in the Company's financial statements is the potential loss in fair value arising from adverse changes in interest rates. The Company does not engage in any hedge transactions or use derivative financial instruments to reduce its exposure to interest rate changes since all of the Company's indebtedness is financed at fixed rates. At June 30, 2001, the carrying amount of the Company's debt instruments approximated their fair value. In addition, as of June 30, 2001, the Company was not exposed to any material foreign-currency, commodity-price, equity-price or other type of market or price risk. The Company's wholly owned subsidiary, Samba, conducts the majority of its operations in Europe using the EURO and local European currencies. At June 30, 2001 the Company has recorded a negative cumulative translation adjustment of ($90,000) reflecting the current valuation of the Company's investment in and current account with Samba.



PART II. OTHER INFORMATION


      ITEM 1  LEGAL PROCEEDINGS

              None

      ITEM 2  CHANGES IN SECURITIES

                  On May 15, 2001, the Company completed the sale of the
              remaining 166,000 shares of authorized Series B Convertible Preferred Stock in the private offering to a foreign accredited investor. The Company received net cash proceeds of $664,000. An advisory group contracted to assist the Company in finding investors was compensated through the issuance of 66,400 shares of Common Stock and the issuance of a warrant to purchase 66,400 shares of Common Stock at an exercise price of $1.20 per share. The Series B Convertible Preferred Stock was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption contained in Section 4(2) of the Act.

      ITEM 3  DEFAULTS ON SENIOR SECURITIES

              None

      ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  The Company held is Annual Meeting of Stockholders on May 24,
              2001. The tabulation of the stockholders vote on each proposal presented for vote was as follows:

              PROPOSAL # 1: TO ELECT FIVE NOMINATED DIRECTORS:

                  NOMINEE                IN FAVOR     WITHHELD
                  -------                --------     --------
                  John Abeles           23,554,052     7,601
                  Peter Gombrich        23,552,913     8,740
                  Alexander Milley      23,552,913     8,740
                  Robert Shaw           23,554,052     7,601
                  Denis O'Donnell       23,554,052     7,601


              PROPOSAL # 2: TO CONSIDER A PROPOSAL TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION TO EFFECT A ONE-FOR-THREE REVERSE STOCK SPLIT OF THE COMPANY'S COMMON STOCK.

                  FOR APPROVAL:                 23,962,542

                  AGAINST APPROVAL:                 93,396

                  ABSTAINING FROM VOTE:            508,715

              PROPOSAL # 3: TO CONSIDER A PROPOSAL TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION TO CLARIFY THAT HOLDERS OF ANY CLASS OF PREFERRED STOCK ISSUED BY THE COMPANY MAY HAVE, AMONG OTHER THINGS, SUCH VOTING POWERS, FULL OR LIMITED, OR NO VOTING POWERS, AS SHALL BE STATED AND EXPRESSED IN THE CERTIFICATE OF INCORPORATION OR IN THE RESOLUTION PROVIDING FOR THE ISSUE OF SUCH STOCK ADOPTED BY THE BOARD OF DIRECTORS:

                  COMMON SHARES VOTING AS A CLASS:

                  FOR APPROVAL:                 17,306,849

                  AGAINST APPROVAL:                 36,813

                  ABSTAINING FROM VOTE:          2,614,991

                  SERIES B CONVERTIBLE PREFERRED SHARES VOTING AS A CLASS:

                  FOR APPROVAL:                    775,750

                  AGAINST APPROVAL:                      0

                  ABSTAINING FROM VOTE:            125,000

              PROPOSAL # 4: TO RATIFY THE APPOINTMENT OF ERNST & YOUNG LLP AS INDEPENDENT AUDITORS FOR THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 2001

                  FOR APPROVAL:                 23,545,783

                  AGAINST APPROVAL:                  9,351

                  ABSTAINING FROM VOTE:              6,519

      ITEM 5  OTHER INFORMATION

              None

      ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits      The following exhibits are filed herewith:

              None

              Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Ampersand Medical Corporation

                                    /s/ Leonard R. Prange
                                    -----------------------------------------
                                    Leonard R. Prange
                                    President, Chief Operating Officer, Chief
                                    Financial Officer and Secretary
                                    Principal Accounting Officer

Date: August 14, 2001