Form 10-Q/A
period 2001-06-30
AMPERSAND MEDICAL CORP
filed 2001-08-22
CIK 75439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

NOTE I.            SUBSEQUENT EVENTS

     On July 26, 2001 the Company issued a promissory note to Cadmus Corporation in exchange for $100,000 in Cash. On August 6, 2001 the Company issued a promissory note to Azimuth Corporation in exchange for $100,000 in cash. Alexander Milley, a director and significant stockholder of the Company is considered a control person of both Cadmus Corporation and Azimuth Corporation. The notes are due on September 22, 2001 and bear interest at the rate of 15% per annum. As additional consideration for the notes, the Company issued five-year warrants to Cadmus Corporation and Azimuth Corporation entitling the holders to each purchase 250,000 shares of the Common Stock of the Company at an exercise price of $1.00 per share. The closing market prices of the Common Stock of the Company on the respective issue dates of the warrants entitling each holder to purchase 250,000 shares of Common Stock of the Company were $0.97 per share and $0.93 per share. The Company determined the fair value of these warrants to be $7,200 using the fair value interest rate method. This value will be amortized as additional interest expense over the term of the notes and the full amount will be charged to expense during the third quarter.

     In addition, the Company agreed to issue a five-year warrant to Azimuth Corporation entitling the holder to purchase 500,000 shares of Common Stock of the Company at $1.00 per share. In conjunction with the issuance of this warrant, Azimuth Corporation agreed to relinquish the conversion rights granted to it under the terms of a convertible promissory note issued by the Company in September 2000, which entitled Azimuth Corporation to convert the principal and accrued interest due under the note into the Common Stock of the Company at a conversion price of $1.00 per share. The September 2000 note was considered to have a beneficial conversion feature for which the Company had determined a fair value of $125,000 in 2000. This fair value was recorded as a discount to the debt and was being amortized as additional interest expense over the term of the note. The closing market price of the Common Stock of the Company on the issue date of this warrant was $0.97 per share. The Company determined the fair value of the warrant to be approximately $21,000 based on the value of the unamortized debt discount at the date this warrant was issued and the conversion right on the note was waived. This value will be amortized as additional interest expense over the term of the note and the full amount will be charged to expense during the third quarter.

     On August 6, 2000, the Company issued a promissory to Northlea Partners, Ltd. in exchange for $25,000 in cash. John Abeles, a director of the Company, is the general partner of Northlea Partners, Ltd. The terms of the note are the same as the notes issued to Cadmus Corporation and Azimuth Corporation. As additional consideration for this note, the Company issued a five-year warrant to Northlea Partners, Ltd. entitling the holder to purchase 62,500 shares of Common Stock of the Company at an exercise price of $1.00 per share. The closing market price of the Common Stock of the Company on the issue date of this warrant was $0.93 per share. The Company determined the fair value of the warrant to be $825 using the fair value interest rate method. This value will be amortized as additional interest expense over the term of the note and the full amount will be charged to expense during the third quarter.

     On July 27, 2001, the Company issued a promissory note to AccuMed in exchange for $100,000 in cash. The note, plus accrued interest, was due on August 3, 2001. Prior to the original maturity date, the parties agreed to extend the maturity date of the note to August 28, 2001. As consideration for the extension, Ampersand agreed that if it fails to repay the principal and accrued interest when due, Ampersand will release its security interest in up to twenty-five AcCell instruments to permit the sale of such instruments by AccuMed. As additional consideration for the note, Ampersand agreed to pay a one time note origination fee of $10,000, which is due and payable on August
31, 2001.


NOTE J.            NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of $93,000 (no per share impact) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earning and financial position of the Company.

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

Date: August 22, 2001