Form 10-Q
period 2001-09-30
MOLECULAR DIAGNOSTICS INC
filed 2001-11-14
CIK 75439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    (MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to __________________

                          Commission File number 0-935

                           MOLECULAR DIAGNOSTICS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              36-4296006
-------------------------------                             -------------------
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

                                 (312) 222-9550
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                          Ampersand Medical Corporation
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, $0.001 par value per share 35,560,517 shares as of November 9, 2001.

                                      INDEX

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (Formerly Ampersand Medical Corporation)


Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated balance sheets - September 30, 2001 and December 31, 2000

                  Consolidated statements of operations -- Nine months ended September 30, 2001and September 30, 2000 and three months ended September 30, 2001 and September 30, 2000.

                  Consolidated statements of cash flows -- Nine months ended September 30, 2001 and September 30, 2000.

                  Notes to consolidated financial statements - September 30, 2001.

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

         Item 3.  Defaults on Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     BALANCE             BALANCE
                                                                               SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                                               ------------------   -----------------
                                                                                  (UNAUDITED)
                                                                               ------------------
ASSETS
   Current Assets:
       Cash and cash equivalents                                                 $           42      $           13
       Notes receivable,                                                                     --                 330
       Accounts receivable, net of allowance for doubtful
          accounts of $4                                                                    303                 465
       Accrued interest receivable                                                           30                  73
       Inventories                                                                          625                 248
       Refundable taxes                                                                     112                 119
       Prepaid expenses                                                                     135                 151
                                                                                 --------------      --------------
          Total current assets                                                            1,247               1,399

   Fixed assets, net                                                                        860                 385

   Other assets:
       License, patents, and technology, net of amortization                              8,112               1,637
       Goodwill, net of amortization                                                         36                 148
       Prepaid royalties                                                                     --               1,006
                                                                                 --------------      --------------
                                 Total assets                                    $       10,255      $        4,575
                                                                                 ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Accounts payable                                                          $        3,568      $        1,909
       Deposits                                                                              --                 547
       Accrued payroll costs                                                                562                 231
       Accrued expenses                                                                     751                 586
       Deferred revenue                                                                     107                 195
       Revolving line of credit                                                              99                 127
       Current maturities of notes payable - related party                                  765                 709
       Current maturities of notes payable                                                1,221                 396
                                                                                 --------------      --------------
          Total current liabilities                                                       7,073               4,700

   Stockholders' equity (deficit)
       Preferred Stock; Authorized 5,000,000 shares
          Series A Convertible, par value $0.001; authorized 590,197 shares;
            issued and outstanding 572,485 shares
            (liquidation value of $2,576,183 at September 30, 2001)                           1                  --
          Series B Convertible, par value $0.001; authorized 1,500,000 shares; issued and outstanding 1,457,356 shares
             (liquidation value of $5,829,424 at September 30, 2001)                          1                  --
       Common stock, $0.001 par value;
          Authorized 50,000,000 shares;
          Issued and outstanding; 35,560,517 shares at September 30, 2001;
             30,211,457 at December 30, 2000                                                 36                  30
       Additional paid in capital                                                        22,543              12,018
       Note receivable from stockholder                                                      --                (450)
       Accumulated deficit                                                              (19,179)            (11,626)
       Accumulated comprehensive loss -
          Cumulative translation adjustment                                                 (86)                (97)
       Treasury stock                                                                      (134)                 --
                                                                                 --------------      --------------
            Total stockholders' equity (deficit)                                          3,182                (125)

                                                                                 --------------      --------------
       Total liabilities and stockholders' equity (deficit)                      $       10,255      $        4,575
                                                                                 ==============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   MOLECULAR DIAGNOSTICS INC. AND SUBSIDIARIES
                    (Formerly Ampersand Medical Corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                     NINEMONTHS ENDED                THREE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                               -----------------------------     -----------------------------
                                                                   2001             2000            2001             2000
                                                               ------------     ------------     ------------     ------------
             Net Sales                                         $        871     $        839     $        174     $        298

             Cost and Expenses
                Cost of goods sold                                      596              543              109              194
                Research and development                              2,765            2,403              827            1,084
                Selling, general, and administrative
                         expenses                                     4,006            3,366            1,293              712
                                                               ------------     ------------     ------------     ------------
                                                                      7,367            6,312            2,229            1,990
                                                               ------------     ------------     ------------     ------------
             Operating loss                                          (6,496)          (5,473)          (2,055)          (1,692)

             Other income (expense)
                         Interest (expense) - related party            (330)             (27)            (104)             (25)
                         Interest (expense)                            (196)             (38)             (77)             (10)
                         Interest income, related party                  34               54               16               27
                         Interest income                                 76               --               23               --
                         Other, net                                       3              224               --              225
                                                               ------------     ------------     ------------     ------------
                                                                       (413)             213             (142)             217
                                                               ------------     ------------     ------------     ------------

             Loss before income taxes                                (6,909)          (5,260)          (2,197)          (1,475)

             Income taxes                                                --               --               --               --
                                                               ------------     ------------     ------------     ------------

             Net loss                                          $     (6,909)    $     (5,260)    $     (2,197)    $     (1,475)

             Preferred stock dividend                                  (359)              --             (147)              --
             Deemed dividend upon issuance of
                convertible preferred stock                          (1,933)              --               --               --
                                                               ------------     ------------     ------------     ------------
             Net loss available to common stockholders         $     (9,201)    $     (5,260)    $     (2,344)    $     (1,475)

             Basic and fully diluted net loss per
                common share                                   $      (0.30)    $      (0.19)    $      (0.07)    $      (0.05)
                                                               ============     ============     ============     ============
             Weighted average number of
                common share outstanding                         31,181,505       27,074,026       32,669,710       30,056,468
                                                               ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC
                    (Formerly Ampersand Medical Corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      ----------------------
                                                                                        2001          2000
                                                                                      --------      --------
Operating Activities:
       Net loss                                                                       $ (6,909)     $ (5,260)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
           Forgiveness of amounts due to service providers
               recognized as expense in prior year                                          --      $   (220)
           Amortization of debt discount                                                   368            25
           Depreciation and amortization                                                   340           284
           Interest expense paid with stock                                                 --            25
           Stock, warrants, and options issued to non-employees for services               666           384
           Compensation expense related to Stock Appreciation Rights                        (3)          928
           Expenses paid with common stock                                                  36            --
           Changes in assets and liabilities:
               Receivables, net                                                            195           (97)
               Notes receivable                                                             --          (300)
               Inventories                                                                 168           (97)
               Refundable taxes                                                              7            --
               Prepaid royalties                                                            27          (500)
               Prepaids and other assets                                                    66          (197)
               Accounts payable                                                          1,367           271
               Deposits                                                                    (47)          (17)
               Deferred revenue                                                            (88)          (10)
               Accrued royalties                                                            --          (250)
               Accrued expenses                                                            482          (199)
                                                                                      --------      --------
Net cash used in operating activities                                                   (3,325)       (5,230)

Cash used in investing activities:
           Payments for acquisition                                                     (2,319)           --
           Expenditures for license, patents and technology                               (112)         (327)
           Purchase of fixed assets                                                       (407)         (221)
                                                                                      --------      --------
Net cash used in investing activities                                                   (2,838)         (548)

Cash flows from financing activities:
           Proceeds from issuance of convertible note payable                              500           600
           Proceeds from issuance of notes payable, related party                          760            --
           Payment of notes payable                                                         --            --
           Payment of notes payable - related party                                       (795)          (26)
           Proceeds from revolving line of credit, net of payments                         (28)           39
           Proceeds from issuance of preferred stock, net of costs incurred              5,840            --
           Proceeds from issuance of common stock, net of costs incurred                   407         5,213
           Application of deposit received for purchase of preferred stock                (500)
                                                                                      --------      --------
Net cash provided by financing activities                                                6,184         5,826
                                                                                      --------      --------
Effect of exchange rate changes on cash                                                      8           (63)
                                                                                      --------      --------
Net increase (decrease) in cash and cash equivalents                                        29           (15)
Cash and cash equivalents at beginning of period                                            13            36
                                                                                      --------      --------
Cash and cash equivalents at end of period                                            $     42      $     21
                                                                                      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for:
           Interest                                                                   $      8      $      3
           Income taxes                                                                             $     --
       Non-cash transaction during the period for:
           Deferred financing costs                                                   $    215      $     --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (Formerly Ampersand Medical Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited September 30, 2001)

NOTE A. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Molecular Diagnostics, Inc. and Subsidiaries' Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2000.

NOTE B. OVERVIEW

         Molecular Diagnostics, Inc., which may also be referred to as ("MDI", "Ampersand", the "Company"), was incorporated in Delaware on December 15, 1998, as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958.

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

         On September 25, 2001, the Company changed its corporate name to "Molecular Diagnostics, Inc." in order to better represent the operations and products of the Company. The name change was effected by the merger of the Company's wholly owned subsidiary, Molecular Diagnostics, Inc., with and into the Company. The Company has retained its Certificate of Incorporation, except as amended to reflect its new name, bylaws and capitalization.

         The Company is focused on the design, development and marketing of the InPath System of products. These products are intended to detect cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office.

         The Company has a wholly owned subsidiary, Samba Technologies, Sarl ("Samba"). The Company acquired all of the assets of Samba in January 1999 from Unilog Regions, SA, for approximately $500,000 in cash. Samba designs, develops, and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba is also developing software used in the InPath System. All material revenues, since inception of the Company, have been generated by Samba.

         On September 17, 2001, the Company completed an acquisition transaction (the "Merger") contemplated by an Agreement and Plan of Merger by and among AccuMed International, Inc. ("AccuMed"), AccuMed Acquisition Corp., which is a wholly owned subsidiary of the Company, and the Company dated as of February 7, 2001 as amended, pursuant to which AccuMed merged with and into AccuMed Acquisition Corp. In consideration for the Merger, the Company issued 3,760,742, shares of its Common Stock to holders of AccuMed common stock, and 572,485 shares of its Series A Convertible Preferred Stock to holders of AccuMed Series A preferred stock. The value of the transaction, based on the fair value of the shares of Common Stock and Preferred Stock issued by the Company, the value of options and warrants assumed, and the direct acquisition costs incurred by the Company was approximately $4,600,000.

         The Company has incurred a significant operating loss since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern may depend upon it acquiring substantial additional financing. Management's plans include efforts to obtain additional capital. During the nine-months ended September 30, 2001, the Company raised approximately $5,840,000 including $500,000 received as a deposit in December 2000, from the private sale of 1,499,856 shares of its Series B Convertible Preferred Stock (See Note H). The Company received $725,000 in cash in exchange for four Convertible Promissory Notes. The notes have interest rates of 12% to 15% per annum and are due between November 15, 2001 and May 15, 2002. The notes are convertible into the Common Stock of the Company at a conversion price of $1.00 per share. The Company also received $535,000 in cash in exchange for Promissory notes which were due between February 28,, 2001 and December 31, 2001. These notes have interest rates between 9% and 15% per annum. In November 2001 the Company received $4,000,000 from the private sale of 1,333,333 shares of Series C Convertible Preferred Stock and $1,750,000 from the private sale of 175,000 shares of Series D Convertible Preferred Stock (See Note
I). There can be no assurance that the Company will continue to be successful in raising capital. If the Company is unable to obtain additional capital or generate profitable sales revenues, the Company may be required to curtail its product development and other activities and may be forced to cease operations.

NOTE C.           ACQUISITION

         On September 17, 2001, the Company acquired AccuMed by issuing 3,760,742, shares of its Common Stock to holders of AccuMed common stock, and 572,485 shares of its Series A Convertible Preferred Stock to holders of AccuMed Series A preferred stock. The value of the transaction, based on the fair value of the shares of Common Stock and Preferred Stock issued by the Company, the value of options and warrants assumed, and the direct acquisition costs incurred by the Company was approximately $4,600,000. This acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, `Business Combination". The Company is consolidating the results of AccuMed from the date of the acquisition.

         The AccuMed purchase price allocation has not been finalized but will be finalized by the end of the fiscal year. The following selected unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred on January 1, 2000. This information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if the acquisition had been completed as of January 1, 2000, nor are they necessarily indicative of the future operating results of Molecular. The pro forma data does not give effect to any cost savings or restructuring and integration costs that may result from the integration of the operations of Molecular and AccuMed. The costs related to restructuring and integration have not yet been determined, and Ampersand expects to charge these costs to operations during the quarter incurred.


                                               Three Months Ended          Nine Months Ended
                                            ------------------------    ----------------------
                                            September      September    September    September
                                                30,           30,           30,          30,
                                               2001          2000           2001        2000
                                            ---------      ---------    ---------    ---------
Revenues                                    $     343      $     416    $   1,757    $     965
Net loss                                    $  (2,717)     $  (1,921)   $  10,623    $  (7,760)
Basic and diluted
     net loss per share
     available to common
     shareholders                           $    (.08)     $    (.06)   $    (.81)   $    (.26)


NOTE D. NOTES RECEIVABLE RELATED PARTY

         On April 28, 2000, the Company sold 1,333,333 shares of Common Stock in a private offering to Seaside Partners, LP, a hedge fund, at $1.50 per share, or total proceeds of $2,000,000. Dr. Denis M. O'Donnell, a director of the Company, is a member and manager of Seaside Advisors, L.L.C., which provides investment management services to Seaside Partners, L.P. In lieu of cash, the Company agreed to accept payment in the form of a $2,000,000 promissory note due July 27, 2000, and later extended to November 30,2000 and bearing interest at the rate of 8% per annum. During 2000, Seaside Partners, LP made payments against the principal of the note amounting to $1,550,000. Between June 2001 and August 2001, Seaside Partners, LP paid the remaining $450,000 principal of the note. Accrued interest on the note in the amount of $30,000 remains due and unpaid as of September 30, 2001

NOTE D. NOTES RECEIVABLE

         On February 7, 2001, the Company and AccuMed signed a definitive agreement under which AccuMed would be merged into a wholly owned subsidiary of the Company. Such agreement was amended on May 11, 2001 to extend the termination date to September 30, 2001 and to provide that Ampersand would make additional monthly loans to AccuMed. In connection with the merger agreement, Ampersand has loaned AccuMed $1,500,000 through June 30, 2001. On September 17, 2001 the merger was completed and the outstanding loans and accrued interest have been eliminated in the consolidated financial statements.

NOTE E. INVENTORIES

         The Company acquired inventories of raw materials and finished goods amounting to $545,000, as a result of the merger of AccuMed into a wholly owned subsidiary of the Company. The remainder of the inventory consists of work in process related to Samba contracts.

NOTE F. LICENSE, PATENTS, AND TECHNOLOGY

         The Company and AccuMed were parties to and License and Technology Agreement dated September 1998 and amended in June 2000. The Company recorded an original value of $745,000 for the license. The net unamortized value of the license, amounting to $518,000 was charged directly to Accumulated Deficit on September 17, 2001 as a result of the merger of AccuMed into the Company.

NOTE G. PURCHASED TECHNOLOGY

         The Company acquired purchased technology amounting to $3,056,000 as a result of the merger of AccuMed into the Company. In addition, the Company recorded $3,171,000, representing the excess in the value of the purchase price of $4,568,000 over the net book value of AccuMed, as additional purchased technology.

NOTE H. PREPAID ROYALTIES

         Prepaid royalty payments of $843,000 related to the License and Technology Agreement between AccuMed and the Company, are offset against AccuMed's related deferred revenues in the consolidated financial statements. The remaining balance of prepaid royalty payments amount to $126,000 was charged directly to accumulated deficit at September 17, 2001.

NOTE I. DEPOSITS

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

NOTE J. NOTES PAYABLE RELATED PARTIES

         On February 1, 2001 and February 7, 2001, the Company issued Promissory Notes to Azimuth Corporation ("Azimuth"), a company controlled by Alexander M. Milley ("Milley"), a director and significant shareholder of the Company, in exchange for $25,000 and $470,000, respectively, in cash. Those notes bore interest at the rate of 15% per annum. Those notes were required to be repaid from the proceeds of any new offering of debt or equity undertaken by the Company subsequent to the dates of the Notes. As additional consideration for the Note issued on February 7, 2001, the Company granted Azimuth a warrant to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, an approximate 83% discount from the $1.50 market price of the Common Stock on the date the warrant was issued. That warrant expires five years from the date of the grant. The Company determined the value of the warrant to be $118,000, using the difference between the fair market interest rate and the stated interest rate. The Company repaid both Notes and accrued interest on February 20, 2001. Since the

February 7, 2001 note was repaid on February 20, 2001, the Company charged the entire value of the warrant, issued as additional consideration for the note, to interest expense during February 2001. The Company also repaid two additional promissory notes, issued in December 2000, and accrued interest on February 20, 2001. The proceeds of the February 2001 Notes were used to fund a portion of the loan to AccuMed upon the signing of the agreement on February 7, 2001, pursuant to which AccuMed was merged into a subsidiary of the Company.

         On July 26, 2001 the Company issued a promissory note to Cadmus Corporation ("Cadmus")in exchange for $100,000 in Cash. On August 6, 2001 the Company issue a promissory note to Azimuth Corporation in exchange for $100,000 in cash. Milley is also considered a control person of Cadmus. The notes were due on September 22, 2001, subsequently extended until November 15, 2001, and bear interest at the rate of 15% per annum. As additional consideration for the notes, the Company issued five-year warrants to Cadmus and Azimuth entitling the holders to each purchase 250,000 shares of the Common Stock of the Company at an exercise price of $1.00 per share. The closing market prices of the Common Stock of the Company on the respective issue dates of the warrants entitling each holder to purchase 250,000 shares of Common Stock of the Company were $0.97 per share and $0.93 per share. The Company determined the fair value of these warrants to be $7,200 using the fair value interest rate method. This value was charged to interest expense during the third quarter.

         In addition, the Company agreed to issue a five-year warrant to Azimuth entitling the holder to purchase 500,000 shares of Common Stock of the Company at $1.00 per share. In conjunction with the issuance of this warrant, Azimuth agreed to relinquish the conversion rights granted to it under the terms of a convertible promissory note issued by the Company in September 2000, which entitled Azimuth to convert the principal and accrued interest due under the note into the Common Stock of the Company at a conversion price of $1.00 per share. The September 2000 note was considered to have a beneficial conversion feature for which the Company had determined a fair value of $125,000 in 2000. This fair value was recorded as a discount to the debt and was being amortized as additional interest expense over the term of the note. The closing market price of the Common Stock of the Company on the issue date of this warrant was $0.97 per share. The Company determined the fair value of the warrant to be approximately $21,000 based on the value of the unamortized debt discount at the date this warrant was issued and the conversion right on the note was waived. This value was charged to interest expense during the third quarter.

         On August 6, 2000, the Company issued a promissory note to Northlea Partners, Ltd. in exchange for $25,000 in cash. John Abeles, a director of the Company, is the general partner of Northlea Partners, Ltd. The terms of the note are the same as the notes issued to Cadmus and Azimuth. As additional consideration for this note, the Company issued a five-year warrant to Northlea Partners, Ltd. entitling the holder to purchase 62,500 shares of Common Stock of the Company at an exercise price of $1.00 per share. The closing market price of the Common Stock of the Company on the issue date of this warrant was $0.93 per share. The Company determined the fair value of the warrant to be $825 using the fair value interest rate method. This value was charged to interest expense during the third quarter.

         On September 18, 2001, the Company issued a promissory note to Northlea Partners, Ltd. in exchange for $15,000 in cash. The note is due on December 17, 2001 and bears interest at the rate of 9% per annum. Also on September 18, 2001 the Company issued a promissory note to Robert Shaw, a director of the Company, in exchange for $25,000 in cash. The note is due December 17, 2001 and bears interest at the rate of 9% per annum.

NOTE G. NOTES PAYABLE

         On May 15, 2001, the Company issued a Convertible Promissory Note to NeoMed Innovations III, LP in exchange for $500,000 in cash. The note bears interest at the rate of 12% per year and is due twelve months from the date of issue. The note is convertible into Common Stock of the Company, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. The conversion price of the note was less than the market price of the Common Stock at the date of issuance and therefore, the holder is considered to have a beneficial conversion feature. The Company determined the value of this beneficial conversion feature to be $50,000. This value was recorded as a reduction to the debt and will be amortized as additional interest expense over the life of the note. During the period from May 15, 2001 through September 30, 2001, the Company recorded $18,500 to interest expense to reflect the amortization of the debt discount on this note.

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

         In applying the Black-Scholes valuation model the Company has used a risk free interest rate of 6%; a dividend yield of zero; a volatility factor of 216%; a fair value of the underlying common shares of closing market price on the date of the grant; and an expected life of the warrants of 5 years. The average trading price of the Company's Common Stock at the time of the transactions was between $1.50 and $1.01.

         ISSUANCE OF RESTRICTED SHARES FOR SERVICES

         Beginning in 1999, the Company has, at various times, awarded restricted shares of common Stock to non-employee consultants for services. Some of the shares awards were made for past services and their value was fixed. Other share awards were made as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these shares had not been determined as of September 30, 2001 and therefore the value of the these shares will be based on the market value of the Common Stock at the end of each interim period until the measurement date is determined. A fair value of these shares of $152,000 was calculated at September 30, 2001 using the Black-Scholes valuation model and the Company recorded $38,000 as expense during the nine-month period ended September 30, 2001.

         ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

         Beginning in 1999, the Company has, at various times, granted options to purchase shares of Common Stock to non-employee consultants. The options were issued as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these options has not been determined as of September 30, 2001. A fair value of $401,000 was calculated for these options at September 30, 2001, using the Black-Scholes valuation model. This value is charged to expense over the term of the consulting agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each interim period. The Company recorded $108,000 as expense related to these options during the nine-month period ended September 30, 2001.

         ISSUANCE OF WARRANTS FOR SERVICES

         In November 2000, the Company issued warrants to purchase 200,000 shares of Common Stock, at a price of $1.00 per share. In January 2001, the Company issued additional warrants to purchase 100,000 shares of Common Stock at $1.50 per share and 80,000 shares of Common Stock at $2.50 per share. In July, the Company issued additional warrants to purchase 150,000 shares of Common Stock at $1.20 per share. All of these warrants were issued to non-employees as compensation for financial services to be provided under agreements covering a one-year period. The warrants vest in equal amounts each month over the period. The Company may terminate the agreements upon thirty days written notice, and any unvested warrants as of the date of termination would be cancelled. The measurement date for these warrants has not been determined as of September 30, 2001. A fair value of $535,000 was calculated for these warrants at September 30, 2001, using the Black-Scholes valuation model. The amount of expense to be ultimately recognized will vary depending on the market value of the Common Stock at the end of each period. The Company recorded $379,000 as expense related to these warrants during the nine-month period ended September, 2001.

         In applying the Black-Scholes valuation model, the Company used an expected dividend yield of zero, a risk-free interest rate of 6%, a volatility factor of 216% and a fair value of the underlying common shares of $1.01 for options and restricted stock issued to consultants and the closing market price on the date of grant for warrants issued to consultants. The expected life equaled the term of the options, warrants, or restricted shares.

         At September 30, 2001 and December 31, 2000, the Company had 450,000 stock appreciation rights (SAR's) outstanding. These SAR's, issued in 1989, have an exercise price of $0.30 and can be exercised through November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by the Company prior to the exercise date. In lieu of making cash payments, the Company may, and intends to, elect to issue shares of Common Stock on a one share for one SAR basis. The Company has recorded a reduction in compensation expense in the amount of $3,000 for the nine-month period ended September 30, 2001 to reflect the difference between the respective closing market prices of the Company's Common Stock at September 30, 2001 and December 31, 2000 and the exercise price of the SAR's.

NOTE I. SUBSEQUENT EVENTS

         In November 2001, the Company received $3,636,000 in net proceeds from the private sale of 1,331,499 shares of Series C Convertible Preferred Stock, to a limited number of accredited investors. The Series C preferred stock has a dividend rate of 10% and is convertible into the Common Stock of the Company at a conversion rate equal to $0.60 per share.

         Also in November 2001, the Company received $1,750,000 in proceeds from the sale of 175,000 shares of Series D Convertible Preferred Stock in a private sale to Ventana Medical Systems, Inc ("Ventana"). The Series D preferred stock has a dividend rate of 10% and is convertible into the Common Stock at a conversion rate of $1.00 per share. The Company also issued a three-year warrant to Ventana entitling the holder to purchase 1,750,000 shares of the Common Stock of the Company at an exercise price of $1.15 per share.

NOTE J. NEW ACCOUNTING STANDARDS

         On June 29, 2001, the Financial Accounting Standards Board (FASB) approved its proposed Statements of Financial Accounting Standards No. 141 (FAS
141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

         FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

         FAS 142 supercedes APB 17, Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001.

         The most significant changes made by FAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

         The company adopted FAS 141 effective July 1, 2001 and will adopt FAS 142 effective January 1, 2002. These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information. The company is in the process of analyzing the impact of FAS 142 on its results of operations and financial condition.

         The FASB recently issued FAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

         The FASB recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is encouraged. Although the company has not completed its analysis of FAS 143 and FAS 144, it does not expect the impact to be significant.

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

REVENUES

         The Company's revenue for the nine-month period ended September 30, 2001 amounting to $871,000 was derived entirely from the sale of Samba products and services, except for $22,000 derived from the sale of other products and services by the Company, and represents an increase of $32,000, or 4% over revenues of $839,000 for the nine-month period ended September 30, 2000. The majority of Samba revenue is derived from the performance of individual contracts. The individual components, the complexity, and the required length of time to complete each contract may cause revenues to vary from period to period. The increase in revenue for the first nine months of 2001, over the similar period of the previous year, represents an increase in the total value of contracts received by Samba, a related increase in the value of contracts completed during the period, and the sale of other products and services by the Company.

         The Company's revenue for the three-month period ended September 30, 2001 amounting to $174,000 was derived entirely from the sale of Samba products and services, except for $5,000 derived from the sale of other products and services by the Company, and represents a decrease of $124,000, or 42%, over revenues of $298,000 for the three-month period ended September 30, 2000. The decrease in revenue for the three-month period ended September 30, 2001 over the similar period of the previous year, primarily represents a decrease in the value of Samba contracts completed during the period.

COST AND EXPENSES

         COST OF GOODS SOLD

         Cost of goods sold for the nine-month period ended September 30, 2001 amounted to $596,000 an increase of 10% over the $543,000 reported for the nine-month period ended September 30, 2000. The costs for both periods were entirely related to Samba products and services, with the exception of approximately $13,000 related to other products and services sold by the Company during 2001. The gross margins on a period-to-period comparison are approximately equal, reflecting the product mix of hardware and software/services on Samba contracts. The hardware component of individual contracts generates a much higher level of cost to revenue, and a related lower gross margin, than do the software, installation, or customization components. The complexity of the hardware component can range from individual PC's to sophisticated microscopes and image-capture equipment. For example, Samba may supply necessary hardware, the customer may purchase hardware directly from a third party vendor, or hardware already installed at the customer location may be used to complete individual contracts.

         Cost of goods sold for the quarter ended September 30, 2001 amounted to $109,000 a decrease of 45% over the $198,000 reported for the quarter ended September 30, 2000. The costs for both periods were entirely related to Samba products and services. The increase in gross margin for the current quarter represents improved utilization of production personnel and related labor hours arising from an increase in the level of contract work, and changes in product mix as previously outlined.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the nine-month period ended September 30, 2001 amounted to $2,765,000, an increase of 15% over the $2,403,000 reported for the nine-month period ended September 30, 2000. These costs represent contracted development and consulting services, manufacturing design services, contract research, in-house development personnel, laboratory expense, clinical trial and other clinical study costs, and research administration. The increase of $362,000 in expenses for the 2001 period consists primarily of $508,000 in additional costs related to clinical trials and studies and $255,000 in costs related to expanded laboratory operations including additional staff, offset by a reduction in contract design and development expense.

         Research and development expenses for the three-month period ended September 30, 2001 were $827,000, a decrease of $257,00, or 24%, over expenses of $1,084,000 for the three-month period ended September 30, 2000. The primary reason for the decrease in the 2001 three-month period was related to a decrease in product development expenses

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses for the nine-month period ended September 30, 2001 amounted to $4,006,000, or a 19% increase over the $3,366,000 reported for the nine-month period ended September 30, 2000. During the 2001 nine-month period, the Company recorded non-cash expenses of $385,000 related to the amortization of valuations of options and warrants issued to non-employees for services and SARs compared with non-cash expenses of $950,000, recorded during the 2000 nine-month period. The reduction in non-cash expenses related to theses items amounted to $565,000 on a comparative basis. This reduction was offset by increased sales and marketing costs of $180,000, legal expenses related to litigation and public company filings of $331,000, $200,000 in travel related expenses, $145,000 in amortization and depreciation expenses, $70,000 in public and investor relations expenses, $71,000 in rent expense and increases in other expenses related to the overall expansion of operations.

         Selling, general and administrative expenses for the three-month period ended September 30, 2001 were $1,293,000, an 82% increase over the $712,000 reported for the three-month period ended September 30, 2000. The low level of expenses for the 2000 period was the result of the reversal of $518,000 in expenses related to SARs, recorded in during the first six-months of 2000, as a result of changes in the valuation of the underlying Common Stock.

         OTHER INCOME AND EXPENSE

         The Company incurred approximately $526,000 in interest expense during the nine-month period ended September 30, 2001, an increase of $461,000 over the $65,000 reported for the nine-month period ended September 30, 2000. The increase reflects the amortization of $368,000 in non-cash interest, including $203,000 in amortization of the beneficial conversion features of convertible notes issued in 2000 and 2001, and $165,000 in debt discount related to the valuation of warrants issued as additional consideration for notes payable. The increase also reflects the increased level of outstanding convertible debt.

         The Company incurred approximately $181,000 in interest expense during the three-month period ended September 30, 2001, an increase of $146,000 over the $35,000 reported for the three-month period ended September 30, 2000. The increase reflects $73,000 in amortization of beneficial conversion features on convertible notes issued in 2001 and 2000, $48,000 in debt discount related to the valuation of warrants issued as additional consideration for notes payable, and a higher level of outstanding convertible debt.

         The increase in interest income for both the nine-month and three-month periods of 2001 over similar 2000 periods reflects interest earned on the loans to AccuMed and the Seaside Partners, LP note.

         NET LOSS

         The net loss for the nine-month period ended September 30, 2001 was $6,909,000. In addition, cumulative dividends on the outstanding Series B preferred stock amounting to $359,000 and deemed dividends on the Series B preferred stock, resulting from the beneficial conversion feature of the Series B preferred stock, amounting to $1,933,000, result in a net loss available to common stockholders of $9,201,000 or $0.30 per share on 31,181,505 weighted average shares outstanding. The net loss and net loss available to common stockholders for the nine-month period ended September 30, 2000 was $5,260,000 or $0.19 per share on 27,074,026 weighted average shares outstanding. There was no outstanding preferred stock in 2000.

         The net loss for the three-month period ended September 30, 2001 was $2,197,000. In addition, the dividend due on the outstanding Series B preferred stock of $147,000 resulted in a net loss available to common stockholders of $2,344,000 or $$0.07 per share on 32,669,710 weighted average shares outstanding. The net loss and net loss available to common stockholders for the three-month period ended September 30, 2000 was $1,475,000 or $0.05 per share on 30,056,468 weighted average shares outstanding.

         The increase in weighted average outstanding common shares for the 2001 periods primarily reflects the completion of a private equity offering in April 2000 and the related automatic conversion of outstanding 6% convertible subordinated promissory notes and accrued interest into Common Stock. It also reflect the 3,760,000 common shares issued in the AccuMed merger transaction.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash uses continue to be research, development and design expenses of the InPath System and related products. The conversion of those designs through the process of prototypes, manufactured products, clinical trials, and market introduction requires in-house and contract design work; medical consultants and advisors; laboratory and research personnel and facilities, sales and marketing personnel; and administrative and executive personnel. Operating funds for the business since its inception have been provided through private offerings of debt and equity in the Company to limited numbers of U.S. and foreign accredited investors. We may be required to make additional such offerings in the future in order to continue to support the operations of the business until some or all of our products are introduced into the market. For the nine-month period ended September 30, 2001 the Company used cash of $3,325,000 in its operating activities. The Company had cash on hand at September 30, 2001 of $42,000, an increase of $29,000 over cash on hand at the previous year-end.

         On February 7, 2001, the Company and AccuMed signed a definitive agreement under which AccuMed would be merged into a wholly owned subsidiary of the Company. In connection with the merger agreement, Ampersand loaned AccuMed $1,500,000, which includes $330,000 loans made during 2000, to cover operating expenses. The merger was completed on September 17, 2001 and the notes paid, plus accrued interest of $95,000, were cancelled.

         During the nine-month period ended September 30, 2001, the Company incurred $112,000, representing $35,000 in additional fees related to its license of HPV detection technology and $77,000 in legal fees related to patents and trademarks used to protect its technology.

         The Company used approximately $724,000 in cash related to the direct costs of the merger of AccuMed into a wholly owned subsidiary of the Company.

         During the nine-month period ended September 30, 2001, the Company made expenditures for capital equipment, including equipment for use in the clinical trials of its InPath System products, amounting to $407,000.

         In February and May of 2001, the Company sold 1,499,856 shares of its Series B Convertible Preferred Stock in a private offering. The Company received net cash proceeds from the February 2001 offering of $5,840,000, including $500,000 received as a deposit in December 2000.

         Between June and August of 2001, Seaside Partners, LP paid the remaining $450,000 outstanding principal balance of a note receivable held by the Company. The note was issued to the Company by Seaside Partners, LP in April 2000 with an original principal amount of $2,000,000. As of September 30, 2001 approximately $30,000 in accrued interest on the note remains unpaid.

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

         In July, August, and September 2001, the Company issued various promissory notes to Azimuth, Cadmus, Northlea Partners, Ltd. and Robert Shaw totaling $265,000. The notes bear interest at the rates of 9% to 15%.

         During the nine-month period ended September 30, 2001, the Company's wholly owned subsidiary, Samba Technologies, Sarl, reduced borrowings under its revolving credit line by $28,000.

         The Company has incurred significant net losses since its inception. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern may depend upon its acquiring additional financing. Management's plans include efforts to obtain additional capital. The Company has been successful in raising new equity and reducing debt through the conversion of notes and accrued interest into Common Stock. In July 2001, investment-bankers were retained by the Company to assist in raising new equity or debt, whether directly or through strategic alliances that might include an equity investment.

          In November 2001 the Company received $4,000,000 from the private sale of 1,333,333 shares of Series C Convertible Preferred Stock and $1,750,000 from the private sale of 175,000 shares of Series D Convertible Preferred Stock (See Note M). There can be no assurance that the Company will continue to be successful in raising capital. If the Company is unable to obtain additional capital or generate profitable sales revenues, the Company may be required to curtail its product development and other activities and may be forced to cease operations.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk inherent in the Company's financial statements is the potential loss in fair value arising from adverse changes in interest rates. The Company does not engage in any hedge transactions or use derivative financial instruments to reduce its exposure to interest rate changes since all of the Company's indebtedness is financed at fixed rates. At September 30, 2001, the carrying amount of the Company's debt instruments approximated their fair value. In addition, as of September 30, 2001, the Company was not exposed to any material foreign-currency, commodity-price, equity-price or other type of market or price risk. The Company's wholly owned subsidiary, Samba, conducts the majority of its operations in Europe using the EURO and local European currencies. At September 30, 2001 the Company has recorded a negative cumulative translation adjustment of $86,000 reflecting the current valuation of the Company's investment in and current account with Samba.

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

         ITEM 5 OTHER INFORMATION

                None

         ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

                EXHIBITS          The following exhibits are filed herewith:

                None

                REPORTS ON FORM 8-K

                The Company filed a Current Report on Form 8K dated September 17, 2001 reporting, under Item 2, the acquisition of assets as a result of the completion of a merger transaction by and among AccuMed International, Inc. ("AccuMed"), AccuMed Acquisition Corp. ("Acquisition Sub"), and the Company, pursuant to which AccuMed merged with and into Acquisition Sub, which is a wholly owned subsidiary of the Company.

                The Company filed a Current Report on Form 8K dated September 24, 2001 reporting, under Item 5, the change in the corporate name of the Company from Ampersand Medical Corporation to Molecular Diagnostics, Inc. The name change was effected by the merger of the Company's wholly owned subsidiary, Molecular Diagnostics, Inc. with and into the Company. The Company has retained its Certificate of Incorporation (except as amended to reflect the name change), bylaws and capitalization.

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

Date: November 14, 2001