Form 10-Q/A
period 2001-09-30
MOLECULAR DIAGNOSTICS INC
filed 2001-11-16
CIK 75439

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

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (Formerly Ampersand Medical Corporation)


Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated balance sheets - September 30, 2001 and December 31, 2000

                  Consolidated statements of operations -- Nine months ended September 30, 2001 and September 30, 2000 and three months ended September 30, 2001 and September 30, 2000.

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

         Item 6.  Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     BALANCE             BALANCE
                                                                               SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                                               ------------------   -----------------
                                                                                  (UNAUDITED)
                                                                               ------------------
ASSETS
   Current Assets:
       Cash and cash equivalents                                                 $           42      $           13
       Notes receivable                                                                      --                 330
       Accounts receivable, net of allowance for doubtful
          accounts of $4                                                                    303                 465
       Accrued interest receivable                                                           30                  73
       Inventories                                                                          625                 248
       Refundable taxes                                                                     112                 119
       Prepaid expenses                                                                     135                 151
                                                                                 --------------      --------------
          Total current assets                                                            1,247               1,399

   Fixed assets, net                                                                        860                 385

   Other assets:
       License, patents, and technology, net of amortization                              8,112               1,637
       Goodwill, net of amortization                                                         36                 148
       Prepaid royalties                                                                     --               1,006
                                                                                 --------------      --------------
                                 Total assets                                    $       10,255      $        4,575
                                                                                 ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Accounts payable                                                          $        3,568      $        1,909
       Deposits                                                                              --                 547
       Accrued payroll costs                                                                562                 231
       Accrued expenses                                                                     751                 586
       Deferred revenue                                                                     107                 195
       Revolving line of credit                                                              99                 127
       Current maturities of notes payable - related party                                  765                 709
       Current maturities of notes payable                                                1,221                 396
                                                                                 --------------      --------------
          Total current liabilities                                                       7,073               4,700

   Stockholders' equity (deficit)
       Preferred Stock; Authorized 5,000,000 shares
          Series A Convertible, par value $0.001; authorized 590,197 shares;
            issued and outstanding 572,485 shares
            (liquidation value of $2,576,183 at September 30, 2001)                           1                  --
          Series B Convertible, par value $0.001; authorized 1,500,000 shares; issued and outstanding 1,457,356 shares
             (liquidation value of $5,829,424 at September 30, 2001)                          1                  --
       Common stock, $0.001 par value;
          Authorized 50,000,000 shares;
          Issued and outstanding; 35,560,517 shares at September 30, 2001;
             30,211,457 at December 30, 2000                                                 36                  30
       Additional paid in capital                                                        22,543              12,018
       Note receivable from stockholder                                                      --                (450)
       Accumulated deficit                                                              (19,179)            (11,626)
       Accumulated comprehensive loss -
          Cumulative translation adjustment                                                 (86)                (97)
       Treasury stock                                                                      (134)                 --
                                                                                 --------------      --------------
            Total stockholders' equity (deficit)                                          3,182                (125)

                                                                                 --------------      --------------
       Total liabilities and stockholders' equity (deficit)                      $       10,255      $        4,575
                                                                                 ==============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   MOLECULAR DIAGNOSTICS INC. AND SUBSIDIARIES
                    (Formerly Ampersand Medical Corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                    NINE MONTHS ENDED                THREE MONTHS ENDED
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


                                                  Three Months Ended          Nine Months Ended
                                               ------------------------    ----------------------
                                               September      September    September    September
                                                   30,           30,           30,          30,
                                                  2001          2000           2001        2000
                                               ---------      ---------    ---------    ---------
Revenues                                       $     343      $     416    $   1,757    $   1,009
Net loss available to common shareholders      $  (2,717)     $  (1,921)   $  10,623    $  (7,760)
Basic and diluted
     net loss per share                        $    (.08)     $    (.06)   $    (.81)   $    (.26)



NOTE D. NOTES RECEIVABLE RELATED PARTY

         On April 28, 2000, the Company sold 1,333,333 shares of Common Stock in a private offering to Seaside Partners, LP, a hedge fund, at $1.50 per share, or total proceeds of $2,000,000. Dr. Denis M. O'Donnell, a director of the Company, is a member and manager of Seaside Advisors, L.L.C., which provides investment management services to Seaside Partners, L.P. In lieu of cash, the Company agreed to accept payment in the form of a $2,000,000 promissory note due July 27, 2000, and later extended to November 30,2000 and bearing interest at the rate of 8% per annum. During 2000, Seaside Partners, LP made payments against the principal of the note amounting to $1,550,000. Between June 2001 and August 2001, Seaside Partners, LP paid the remaining $450,000 principal of the note. Accrued interest on the note in the amount of $30,000 remains due and unpaid as of September 30, 2001

NOTE E. NOTES RECEIVABLE

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

         On February 7, 2001, the Company and AccuMed signed a definitive agreement under which AccuMed would be merged into a wholly owned subsidiary of the Company. In connection with the merger agreement, the Company loaned AccuMed $1,500,000, which includes $330,000 loans made during 2000, to cover operating expenses. The merger was completed on September 17, 2001 and the notes, plus accrued interest of $95,000, were cancelled.

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

Date: November 16, 2001