Form 10-K
period 2001-12-31
MOLECULAR DIAGNOSTICS INC
filed 2002-04-16
CIK 75439

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 0R 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NUMBER 0-935
                             ---------------------
                          MOLECULAR DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      36-4296006
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

  414N. ORLEANS ST., SUITE 510, CHICAGO, IL                        60610
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 28, 2002 was $24,182,987, based upon the closing sales price of shares of the Company's Common Stock, $0.001 par value per share ("Common Stock"), of $0.95 per share as reported on the Nasdaq Over-the-Counter Bulletin Board Market on that date.

     The number of shares of Common Stock outstanding as of March 28, 2002 was 25,455,776

     The following document is incorporated by reference into Part III of this Form 10-K:

     Molecular Diagnostics, Inc. Proxy Statement, relating to the 2002 annual meeting of shareholders.

     Index to Exhibits is on page F-25.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          MOLECULAR DIAGNOSTICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
ITEM 1.   BUSINESS
                a) General Development of Business....................      1
          Recent Developments.........................................      1
                a) Bridge Financing...................................      1
                b) Resignation of an Officer..........................      1
                c) SpectRx Litigation.................................      2
                d) Financial Information About Industry Segments......      2
          Description of Business.....................................      2
                a) General Overview...................................      2
                b) Products...........................................      3
                    1) InPath System..................................      3
                c) In-Cell HPV Test...................................      3
                d) Samba Software Products and Services...............      4
                e) Automated Microscopy Instruments...................      4
                    1) AcCell.........................................      4
                    2) AcCell Savant..................................      4
                f) Back-Log of Orders.................................      5
                g) Markets............................................      5
                h) Government Regulation Clinical Studies and
          Regulatory Strategy.........................................      5
                i) Competition........................................      9
                j) Operations.........................................     10
                k) Intellectual Property..............................     11
                l) Research and Development...........................     12
                m) Component and Raw Materials........................     13
                n) Working Capital Practices..........................     13
                o) Employees..........................................     14
                p) Financial Information About Foreign and Domestic
                   Operations and Export Sales........................     14
                q) Cautionary statement for the Purposes of the "Safe
          Harbor" Provisions of the Private Securities Litigation
                   Reform Act of 1995.................................     15
ITEM 2.   PROPERTIES..................................................     15
ITEM 3.   LEGAL PROCEEDINGS...........................................     15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     16

                                                                         PAGE
                                                                         ----
PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................     16
          Market Information..........................................     16
          Holders.....................................................     17
          Dividends...................................................     17
          Stock Transfer Agent........................................     17
          Recent Sales of Unregistered Securities and Use of
          Proceeds....................................................     17
          Reimbursement of Legal Fees.................................     18
ITEM 6.   SELECTED FINANCIAL DATA.....................................     18
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     19
          Results of Operations.......................................     19
                a) Overview...........................................     19
                b) Revenue............................................     20
          Costs and Expenses..........................................     21
                a) Cost of Goods Sold.................................     21
          Research and Development....................................     21
          Selling, General and Administrative.........................     22
          Other Income and Expense....................................     22
                a) Interest Income....................................     22
                b) Interest Expense...................................     23
                c) Other Income and Expense, Net......................     23
          Net Loss....................................................     24
          Liquidity and Capital Resources.............................     24
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................     29
ITEM
  8.....  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     29
ITEM
  9.....  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................     29

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............     29
ITEM 11.  EXECUTIVE COMPENSATION......................................     29
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................     29
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     29

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
          FORM 10-K
          Documents Fled as Part of Report............................     32
                a) Financial Statements...............................     32
                b) Financial Statement Schedules......................     32
                c) Exhibits...........................................     32
Signatures............................................................     40

Index to Financial Statements
Report of Independent Auditors........................................    F-1
Consolidated Balance Sheets at December 31, 2001 and 2000.............    F-2

                                                                         PAGE
                                                                         ----
Consolidated Statements of Operations for the three years ended
December 31, 2001, 2000, and 1999.....................................    F-3
Consolidated Statements of Cash Flows for the three years ended
  December 31, 2001, 2000, and 1999...................................    F-4
Consolidated Statement of Stockholder's Equity (Deficit) for the three
  years ended December 31, 2001, 2000 and 1999........................    F-6
Notes to Consolidated Financial Statements............................    F-9
EXHIBIT INDEX.........................................................   F-31

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     We were incorporated in Delaware in December 1998 as the successor to Bell National Corporation. Bell National was incorporated in California in 1958. In December 1998, Bell National, which was then a shell corporation without any business activity, acquired InPath, LLC, a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, the acquisition was treated as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for Securities and Exchange Commission filing purposes. Bell National merged into Ampersand Medical Corporation, its wholly-owned subsidiary, in May 1999 in order to change the state of incorporation of the company to Delaware. In January 1999, we purchased all of the assets of Samba Technologies, SARL, ("Samba") based in France, from Unilog Regions, S.A. In September 2001, we acquired 100% of the outstanding stock of AccuMed International, Inc., ("AccuMed") by means of a merger of AccuMed into our wholly-owned subsidiary. Shortly after the AccuMed merger we changed our corporate name to Molecular Diagnostics, Inc. The name change was effected by the merger of our wholly-owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand Medical Corporation. In October 2001, we became a minority shareholder in Cell Solutions, LLC, a Virginia limited liability company. Except where the context otherwise requires, "MDI", the "Company", "we" and "our" refers to Molecular Diagnostics, Inc., its subsidiaries, and its predecessors.

     MDI is focused on the design, development and marketing of the InPath System. The component products of the InPath System are intended to detect, at the earliest possible stage, cancer and cancer related diseases and may be used in a laboratory, clinic, or doctor's office. We also design and manufacture the AcCell computer aided automated microscopy instrument and the AcCell Savant, an instrument that includes an AcCell and software, which collects quantitative cellular information used in support of a diagnostic process. These instruments are sold to laboratories and medical diagnostic companies for use in the customers' proprietary applications. The instruments, in certain instances, are also placed in the customers' facility on a fee-for-use basis. Samba designs, develops and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba also is developing the software used in the InPath System. Nearly all of our reported revenue to date has been from the sale of Samba products and services.

RECENT DEVELOPMENTS

  BRIDGE FINANCING

     On March 19, 2002, we issued a convertible promissory note in the principal amount of $500,000 to NeoMed Innovations III, L.P. for cash. The note bears interest at the rate of 7% per year and is due June 15, 2002. The note is convertible at any time into shares of our common stock at a conversion rate of no more than $1 per share, subject to adjustment. The note also may be converted into shares of common stock on the same terms as the price per share of common stock offered in a proposed private placement. As additional consideration for the note, we issued NeoMed a warrant to purchase 150,000 shares of our common stock at an exercise price of $1 per share.

  RESIGNATION OF AN OFFICER

     On December 31, 2001, Leonard R. Prange tendered his resignation from his positions as our President, Chief Operating Officer, Chief Financial Officer and Secretary. Our Board of Directors appointed Peter P. Gombrich, the Chairman of the Board of Directors, in those offices until a successor was hired. On March 3, 2002, we contracted from Tatum CFO Partners, LLP., Michael A. Brodeur, for the possible future hire as President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary.

  SPECTRX LITIGATION

     On February 1, 2002, we reached an out-of-court settlement with SpectRx, Inc. Under the terms of the settlement, SpectRx paid a lump sum cash payment to us, and we have granted SpectRx an option to license certain of our technology. Additional terms of the settlement are confidential. Under the settlement, neither party admitted any liability or wrongdoing. Welch Allyn, Inc. also was a party to the settlement agreement.

  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     We operate primarily in an industry segment involving medical devices, diagnostics, and supplies. All of our operations during the reporting period were conducted within this segment. We expect to continue to focus our operations on this industry segment.

DESCRIPTION OF BUSINESS

  GENERAL OVERVIEW

     The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider availability and cost effective service delivery. We are developing an initial series of products to address these criteria including sample collection devices, chemical and biological tests, and analysis instruments and related software.

     Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition. Molecular Diagnostics, Inc. recognizes revenue upon shipment of product to customers and no remaining Company obligations or contingencies exist, or in the case of sales of software by its wholly owned subsidiary Samba, upon shipment if persuasive evidence of an arrangement exists; sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

     Revenue from ongoing client maintenance is recognized ratably over the post-contract support term, which is generally twelve months. Revenue from training services and professional services is recognized when the service is completed. Revenue from implementation and installation services is recognized using the percentage of completion method. Samba calculates percentage of completion based on the estimated total number of hours of service required to complete an implementation project and the number of actual hours of service rendered. Implementation and installation services are generally completed within 120 days.

     License, Patents, and Technology. License, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are capitalized when incurred. Costs related to abandoned or denied patent applications are written off at the time of abandonment or denial. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to seventeen years. The Company assesses licenses, patents, & technology quarterly for impairment.

     Stock Compensation. As permitted by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), Molecular Diagnostics, Inc. uses the intrinsic value method to account for stock options as set forth in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25).

  APPLICATION OF BLACK-SCHOLES VALUATION MODEL

     In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 6% for 2001 and 2000, a volatility factor of 90% for 2001 and 216% for 2000, and a fair value of the underlying common shares of closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

  PRODUCTS

  The InPath System

     We are currently developing and testing a family of products for use in cancer screening and diagnosis. We call this family of products the InPath System. The core of the InPath System is a combination of protein antibodies -- the Cocktail-CVX -- that allows the InPath System to detect and highlight abnormal cervical cells in a rapid and objective fashion. We intend to use different antibody combinations to detect and diagnose different types of cancer and other cancer-related diseases.

     The initial application of the InPath System is designed to enhance the current cervical cancer screening process performed in laboratories, commonly referred to as the PAP test. Our ultimate goal is to perform this screening test in a matter of minutes at the point of service, whether in a laboratory, doctor's office, clinic or mobile medical vehicle. The InPath System includes the following components:

     - A unique sample collection device consisting of a small disposable balloon, shaped to fit the cervix. The device is intended to replace the spatula and brush currently used to collect patient cytology samples.

     - A biochemical assay, fully-automated, is applied to a sample to identify abnormal cells.

      - In the laboratory version of the InPath System slide based test, this biochemical assay is applied to sample cells released from a collection device and deposited on a glass slide.

      - In the point of service version of the InPath System, this biochemical assay is applied directly to the cellular sample and analyzed either in solution or while still on the collection device.

     - An instrument which performs an automated analysis of a sample by means of an optical scan that detects the presence of multiple wavelengths of fluorescent light. This light is produced by fluorescent reporter tags, which are attached to certain components used in the biochemical assay.

      - In the laboratory version of the InPath System, the AcCell computer aided automated microscopy instrument uses a camera to read the various wavelengths of light from the collector.

      - In the point of service version of the InPath System, the proprietary instrument uses custom designed optical devices and lasers to capture the various wavelengths of light.

     - Custom designed software that controls the automated instruments and processes the analysis of the captured light detected.

     IN-CELL HPV TEST

     In June 2000, we obtained world-wide exclusive license from Invirion and Bruce Patterson, M.D., its principal, for a proprietary medical technology to detect the presence of E6 and E7 genes of the human papillomavirus ("HPV"), a sexually transmitted disease. These viral oncogenes signify that the virus has assimilated into the patient's cellular DNA, and presence of E6/E7 genes is much more closely associated with a woman's risk of developing cervical cancer than currently marketed HPV tests. We will use this technology as part of the InPath System to allow physicians to manage patient care. The combination of the two tests will give the healthcare provider a better picture of the level of any disease present and whether a patient may be at an increased risk to develop certain diseases in the future. Based on these results, the health care provider may prescribe a more thorough course of treatment. We began to offer this product for sale as an Analyte Specific Reagent ("ASR") for use by laboratories qualified to perform high complexity tests in "home-brew" applications at the end of 2001 and recorded initial orders in the first quarter of 2002.

     SAMBA SOFTWARE PRODUCTS AND SERVICES

     Samba designs, develops and markets web-enabled software based systems for image analysis, image capture, and image transmission and management in clinical and industrial applications. Samba also designs the imaging and analysis software used in the laboratory version of the InPath System. Samba is currently working on control and analysis software for other instruments in the InPath System. Nearly all of our reported revenue to date is derived from the sale of Samba's products and services to other researchers, and other instrument manufacturers, and pharmaceutical companies.

     Samba software suites, a group of programs that may be used alone or in combination for a particular application, allow the user to capture and share digital images and related data. Examples of applications are radiology, pathology, and real-time coordination between a pathologist and a physician during surgical procedures. Samba software can create a single data folder, where patient information, physician case notes and diagnostic images from various sources are maintained or annotated. The software can be employed in local or wide area networks, or through an Internet browser using security-encrypted files. All of Samba's software, developed using Visual Basic, C/C++ and Java, can be used on a wide variety of image capture instruments or devices and can employ static, historical, or dynamic (live) images. Samba also provides software customization, installation, interface, network, and Internet consulting services to the users of its products.

  AUTOMATED MICROSCOPY INSTRUMENTS

  AcCell

     In November 2001, Ventana Medical Systems, Inc. agreed to purchase and distribute AcCell with their image analysis software, a computer aided automated microscopy instrument, designed to help medical specialists examine and diagnose specimens of human cells. AcCell may be delivered with a variety of features including:

     - Robotic slide-feeding systems to load and unload slides from the microscope;

     - Bar code readers to ensure proper identification of samples being analyzed;

     - Electro-mechanical scanning stages to facilitate accurate slide screening;

     - Automated cellular focusing on slides; and

     - Data management software to facilitate primary or secondary review of samples and report results into record-keeping systems.

     The current AcCell instrument is a key tool of our research process, clinical trials, and the InPath System laboratory based test. During the fourth quarter of 2001, we initiated development of the next generation of the AcCell instrument, AcCell 2500, utilizing strategic design and manufacturing partners. During that same fourth quarter, we also signed contracts with customers to deliver both the current version and the next generation of AcCell instruments beginning late in 2001. We are continuing to sell and market the instrument to other potential customers, OEM laboratories and into the diagnostics marketplace.

  AcCell Savant

     The AcCell Savant includes an AcCell base instrument as well as an electronic imaging system and image analysis software. This instrument is designed for use as a quantitative microscopy platform. We currently have instruments in use in a customer's laboratory or clinical facility for research purposes under a fee-per-use contract, which we recently extended through 2003. As a part of the contract extension, we agreed to provide additional instruments to handle the customer's laboratory or clinical facility for research purposes and increased test volumes. The customer has also agreed to be a beta test site for a new and updated version of the proprietary image analysis software used in the application. Variations of this platform may also be used with image analysis software developed by Samba.

  BACK-LOG OF ORDERS

     At December 31, 2001, we had a backlog (that is, firm purchase orders for goods or services) of signed contracts of $1,251,362, to be completed within the next twelve months, amounting to $150,000 for InPath System products; $995,560 for AcCell instruments and AcCell Savant products; and $105,802 for Samba-related products.

  MARKETS

     According to several industry reports , there are approximately 60,000,000 PAP tests performed annually in the United States. The U. S. market for cervical screening today amounts to approximately $1,000,000,000, based on current average costs to perform the existing test. We do not plan to develop and train a large direct sales force to sell the InPath System. Our initial strategy is to market the laboratory version of the InPath System to major laboratory organizations in the United States. Once the InPath System has been successfully established in the laboratory market, our strategy is to form alliances with these laboratories and other medical products distribution companies and utilize their sales forces to broaden sales of the InPath System to hospitals, clinics, managed care organizations and office-based physician groups.

     The cost of the PAP test outside of the United States, where approximately 100,000,000 tests are performed, vary widely from country to country. Outside of the United States, most healthcare services are provided by governmental organizations. Healthcare in many of these countries is managed by governmental agencies, often at the local level, making the precise number of tests performed difficult to validate. In developing countries where healthcare, especially cancer screening may be minimal, non-profit organizations often supplement government health programs. We estimate the total of the non-U.S. market today at between $500,000,000 and $600,000,000.

     We intend to distribute InPath System into both markets pursuant to our statutory regulatory approvals. We also anticipate that because our products are more cost-effective and designed to increase access to cervical screening, the potential combined market could be expanded to a level in excess of $3,000,000,000.

     The AcCell is a key proprietary component of the laboratory version of the InPath System. In addition, we are marketing the AcCell instrument platform, including the version currently in development, to medical diagnostic companies as a means to automate specific diagnostic testing processes. We will attempt to expand our existing customer base and to supply the AcCell platform to additional customers who are interested in automating their proprietary diagnostic testing processes. We market the AcCell as the most versatile and cost-effective automated microscopy platform currently available. We are expanding our existing customer base for the AcCell Savant and will continue to market this product to customers interested in image analysis and quantitative microscopy. We are introducing a new version of the analysis software used on the AcCell Savant in mid 2002. We believe these innovations will allow us to increase the level of potential customer interest in the instrument, thus enabling us to expand our market.

     Samba currently sells its products and services through direct sales and representatives in Europe and through a distribution arrangement in Central and South America. Prior to 1999, Samba had a distribution arrangement in North America. Since our acquisition of Samba, we have marketed Samba products in the United States. Samba is adding to its distribution agreements to cover specific countries or market segments in Europe, Asia, the Middle East and North Africa. During 2000, we added a full time marketing person to introduce the Samba products to a broad range of potential customers and distribution partners in the United States. This potential market includes large laboratories, integrated healthcare delivery networks, web-based medical information providers, and laboratory and hospital information system vendors. We have licensed Samba software to a large medical diagnostics company in the United States and have several pilot-study installations currently in place or planned for 2002 in the United States.

  GOVERNMENT REGULATION CLINICAL STUDIES AND REGULATORY STRATEGY

     The development, manufacture, sale, and distribution of some of our products is regulated by the Food and Drug Administration ("FDA") and comparable authorities in certain states and foreign countries. In the

United States, the Food, Drug and Cosmetic Act (the "FD&C Act") and related regulations apply to some of our products. These products cannot be shipped in interstate commerce without prior authorization from the FDA.

     Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a pre-market notification under Section 510(k) of the FD&C Act, commonly referred to as a 510(k) notification, or a pre-market approval application (a "PMA"). The process of obtaining FDA marketing clearance and approval from other applicable regulatory authorities is costly and there can be no guarantee that the process will be successful. The 510(k) notifications and PMA applications typically require preliminary internal studies, field studies, and/or clinical trials, in addition to submission of other design documentation. We manage the regulatory process through the use of consultants, Clinical Research Organizations, ("CROs") and members of our Medical Advisory Board.

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

     To obtain PMA approval for a device, an applicant must demonstrate, independent of other similar devices, that the device in question is safe and effective for its intended uses. A PMA must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature and design documentation to prove the safety and effectiveness of the device. The PMA process is substantially longer than a 510(k) notification process. During the review period, the FDA may conduct extensive reviews of our clinical trial center documentation and our manufacturing facilities and processes or those of our strategic partners. In addition, the FDA may request additional information and clarifications and convene a physician advisory panel to assist in its determination.

     The FD&C Act generally bars advertising, promoting, or other marketing of medical devices that the FDA has not approved or cleared. Moreover, FDA enforcement policy strictly prohibits the promotion of known or approved medical devices for non-approved or "off-label" uses. In addition, the FDA may withdraw product clearances or approvals for failure to comply with regulatory standards.

     Our current and prospective foreign operations are also subject to government regulation, which varies from country to country. Many countries, directly or indirectly through reimbursement limitations, control the price of most healthcare products. Developing countries put restrictions on the importation of finished products, which may delay such importation. European Directives establish the requirements for medical devices in the European Union. The specific directives are the Medical Device Directive (MDD 93/42/EEC) and the In-Vitro Diagnostics Device Directive (IVDD/98/79/EEC). The International Organization for Standardization ("ISO") establishes standards for compliance with these directives, particularly for quality system requirements.

     The FDA has adopted regulations governing the design and manufacture of medical devices that are, for the most part, harmonized with the ISO's quality system standards for medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

     We will be subject to certain registration, record-keeping and medical device reporting requirements of the FDA. Our manufacturing facilities, or those of our strategic partners, will be obligated to follow the FDA's Quality System Regulation and be subject to periodic FDA inspections. Any failure to comply with the FDA's Quality System Regulation or any other FDA or other government regulations would have a material adverse effect on our future operations.

     The InPath System will need to be cleared for marketing by the FDA, as described above, prior to its sale and use in the U.S. clinical market. We cannot be sure whether or when the FDA will clear the InPath System. Internationally, the InPath System may be subject to various government regulations, which may delay the introduction of new products and services and adversely affect our business.

     The InPath System may be subject to regulation in the United States under the Clinical Laboratory Improvement Act ("CLIA"). CLIA establishes quality standards for laboratories conducting testing to ensure the accuracy, reliability and timeliness of patient test results, regardless of where the test is performed. The requirements for laboratories vary depending on the complexity of the tests performed. Thus, the more complicated the test, the more stringent the requirement. Tests are categorized as high complexity, moderate complexity (including the category of provider performed microscopy) and waived tests. CLIA specifies quality standards for laboratory proficiency testing, patient test management, quality control, personnel qualifications and quality assurance, as applicable.

     The FDA is responsible for categorization of commercially marketed laboratory tests. The Centers for Disease Control ("CDC") is responsible for categorization of laboratory procedures such as provider-performed microscopy. For commercially-marketed tests, the FDA now determines the appropriate complexity category as it reviews pre-market submissions for clinical laboratory devices. Manufacturers are asked to include an extra copy of the package insert identified as "FOR CLIA CLASSIFICATION" in the submission for product commercialization (i.e., 510(k) or PMA). Manufacturers are notified of the assigned complexity through routine FDA correspondence (that is, as an enclosure with a clearance or approval letter or as a separate letter in response to other submissions). Categorization is effective as of the date of the written notification to the manufacturer.

     We are developing the InPath System to be user-friendly, require minimum operator training, and have safety and operating checks built into the functionality of the instruments. We believe that our efforts will result in the FDA and/or the CDC assigning the lowest possible classification of the InPath System. If, however, these products are classified into a higher category, it may have a significant impact on our ability to market the product in the United States.

     We continue to conduct clinical studies and trials on our InPath System during its development. These studies and trials vary in terms of number of patient samples, individual product components, specific processes and conditions, purpose, and other factors which may affect the results.

     We have publicly reported the results of some of the studies of the InPath System and Cocktail-CVX to various medical meetings, in publications and in public announcements. In January and March 2000, April 2001, and most recently during the third quarter of 2001, we reported results on specific studies conducted to demonstrate the system's capability to detect cervical cellular abnormalities. The average sensitivity for these reported studies and trials was in excess of 90% and the average specificity was approximately 80%. The sensitivity factor, the test's performance in detecting versus missing actual disease, commonly called false negatives, is critical in terms of patient health. The specificity factor, the test's performance in correctly identifying patients with disease versus those without, commonly called false positives, is related to over-treatment and healthcare economics.

     In each of the reported studies and trials, the InPath System demonstrated nearly 100% accuracy in detecting high-grade cervical disease and cancer. In addition, the results demonstrate that the InPath System produces more accurate results than the current PAP test. A study conducted in 2000 on the PAP test, which reviewed the results of 94 previous studies, showed an average sensitivity of 74% and an average specificity of 68%.

     Data from studies of other InPath System products has also been presented at medical conferences. A study of our In-Cell HPV test showed the test accurately detected 100% of patients with high-grade disease and 64% of patients with low-grade disease.

     In a presentation of early results of the clinical trial of the InPath System collector, data showed that the cytology reports on samples collected with the InPath System collector were at least as accurate as those collected with the conventional brush/spatula method. The InPath System collector also proved to be more comfortable for the patient and provided an easier and shorter examination for the physician. The results of the additional clinical patients data were submitted in January 2002.

     We believe the results of these studies support the continued development process of the InPath System. We are moving ahead with additional studies and clinical trials, some of which were begun in late 2001 and others are planned to begin in mid-2002.

     We are using the data from our completed and ongoing clinical trials and studies to offer for sale our InPath System as an ASR in countries such as the United States, Mexico, Peru, Chile, India, China and other developing nations. We are not permitted to market non-ASR our products in certain countries, including the United States, with clinical or diagnostic claims until we have received clearance from the appropriate regulatory agency. ASR tests make no medical claims but may be used by laboratories, who are qualified to perform high complexity tests, and physicians as components of "home-brew" procedures. We received our first U.S. ASR orders in early 2002.

     We are pursuing regulatory approval of the InPath System products through a series of submissions and in some cases, using data from a single clinical study. This tiered approach is designed to accelerate revenue opportunities for the InPath System in the short term and to drive adoption of our innovative products over the long term, while minimizing the expense and time involved in undertaking the appropriate study.

     The first stage of the overall strategy involved the submission of our e(2) Collector for approval as a substantially equivalent device to the brush and spatula method of gathering samples used in the current PAP tests. The 510(k) notification was completed and filed in late September 2001. Subsequent data was furnished to the FDA in the first quarter of 2002.

     The second stage of our overall strategy involves a continuing study of the InPath System and Cocktail-CVX. This submission will cover the InPath System as a means to eliminate true negative samples from further testing. We anticipate completion of this portion of the study and submission of the data to the FDA by the third quarter of 2002. We will also submit the data to foreign regulatory authorities that have jurisdiction over these products. Subsequently, we will be collecting and submitting data for the InPath System point of service test.

     We anticipate that we will begin launching our clinical trials of the InPath In-Cell HPV test during the fourth quarter of 2002 and expect completion of the trial and submission of the data to the FDA during the first quarter of 2003, depending on our ability to raise necessary capital.

     If the submissions for the various InPath System products are cleared by the FDA for sale in the U.S. market or approved for sale by foreign regulatory agencies, we intend to sell the cleared products in the respective clinical markets.

                  INPATH SYSTEM PRODUCT INTRODUCTION TIMELINES

PRODUCT                                   PROCESS                             TIMELINE
-------                                   -------                             --------
e(2) Collector..............  Clinical trials                    Completed
                              Regulatory submission & review     Filed September 28, 2001
                              Regulatory clearance anticipated   2nd  Quarter 2002
                              US sales                           2nd  Quarter 2002
                              International sales                2nd  Quarter 2002
Cocktail-CVX................  Clinical trials                    Current through 3rd Quarter 2002
                              Regulatory submission & review     3rd  Quarter 2002
                              Regulatory clearance projected     3rd  Quarter 2003
                              US sales                           4th  Quarter 2003
                              International sales (CE Mark)      4th  Quarter 2002
Cocktail-CVX ASRs...........  US sales                           3rd  Quarter 2002
                              International sales                3rd  Quarter 2002
In-Cell HPV test............  Clinical trials                    4th  Quarter 2002
                              Regulatory submission & review     1st  Quarter 2003
                              Regulatory clearance anticipated   4th  Quarter 2003
                              US sales                           4th  Quarter 2003
                              International sales (CE Mark)      2nd  Quarter 2003
In-Cell HPV ASRs............  US Sales                           1st  Quarter 2002
                              International sales                4th  Quarter 2001

     We currently distribute AcCell, AcCell Savant and Samba software products into commercial markets that do not require regulatory clearance. In order to distribute these products for use in certain clinical applications, however, we will be required to conduct clinical trials and to make submissions to applicable regulatory agencies for clearance. We do not have any current plans to make any submissions to the FDA or other foreign regulatory agencies covering these products. In the future, some of our customers may include these products in submissions to the FDA or other foreign regulatory agencies covering their use in a customer's proprietary diagnostic or clinical process.

  COMPETITION

     Historically, competition in the healthcare industry has been characterized by the search for technological innovations and efforts to market such innovations. The cost of healthcare delivery has always been a significant factor in markets outside of the United States. In recent years, the U.S. market has also become much more cost conscious. We believe technological innovations incorporated into certain of our products offer cost effective benefits that address this particular market opportunity.

     Competitors may introduce new products that compete with ours or those which we are developing. We believe the portion of our research and development efforts devoted towards continued refinement and cost reduction of our products will permit us to remain or become competitive in all of the markets in which we presently distribute or intend to distribute our products.

     The market for our cancer screening and diagnostic product line is significant but highly competitive. We are unaware of any other company that is duplicating our efforts to develop a fully-automated, objective analysis and diagnostic system for cervical cancer screening that can be used at the point of service. There are a number of companies attempting to develop in-vivo systems to differentiate between cancerous, pre-cancerous and normal tissue. Our competition includes many companies with financial, marketing, and research and development resources substantially greater than ours. There can be no assurance that our technological innovations will provide us with a competitive advantage.

     Similarly, the worldwide markets in which we sell Samba's products are highly competitive. Several U.S. and foreign companies are developing and marketing products and services that compete directly with Samba's products and services. However, Samba has the benefit of a robust customer base throughout Europe, as well as a few long-term customers in the United States. Our strategy is to use these customers as references in our marketing efforts to expand the sales and use of Samba products.

     There are several U.S. and foreign companies that produce automated and quantitative microscopy instruments. In the past, the market for these instruments has been primarily limited to research applications. However, as a result of recent advances in the area of molecular diagnostics, we believe the market for such instruments and applications will increase over the next several years. We believe our instruments are the most versatile cost-effective platforms available in the current market whether as an outright purchase or a fee-for-use application.

     We believe that all of our products must compete primarily on the basis of accuracy, functionality, product features and effectiveness of the product in standard medical applications. We also believe that cost control and cost effectiveness are additional key factors in achieving or maintaining a competitive advantage. We focus a significant amount of product development effort on producing systems and tests which will not add to overall healthcare cost. Specifically, there are several companies whose technologies are similar to, or overlap with MDI's. These include Cytyc Corporation, Tripath Corporation, Digene Corporation, ChromaVision Systems, Inc., and Applied Imaging, Inc. However, none of these companies have developed the fully integrated requirements necessary to deliver a fully-automated solution. To develop fully-automated solutions, companies must have technologies that fully integrate microscopy instruments, imaging software and cancer-detecting biochemistry. At most, our competitors have two of the three technologies. Only our Company has developed and integrated all three technologies into a solution for cervical cancer screening.

  OPERATIONS

     We conduct research and development work for the InPath System using a combination of our employees, contract workers, and contract laboratory facilities which are primarily located in Chicago, Illinois, Minneapolis, Minnesota, San Antonio, Texas and in other various states.

     We do not intend to invest capital to construct and maintain a medical-products manufacturing facility and all its related quality systems requirements. Our strategy is to utilize the operations, quality systems, and facilities of a contract manufacturer specializing in medical products manufacturing to meet our current and future needs. This strategy covers manufacturing requirements related to InPath System chemical components, plastic and silicone parts for the sample collector, InPath System instruments and the AcCell and AcCell Savant instruments.

     We have preliminary agreements, including design and development work, with manufacturers of medical grade components to supply low volumes of the silicone balloon and other components of the sample collection device. We are negotiating additional agreements with manufacturers to supply much higher volumes that will be needed once we begin to sell the sample collection device. These manufacturers have the capacity to handle high volume production through facilities in both the United States and several foreign countries.

     We entered into a strategic partnership with Cell Solutions, LLP, in October 2001, to design, develop and improve leading-edge manual slide based preparation systems with state-of-art biochemical preservatives.

     We also have a preliminary agreement with a large manufacturer of chemical and biological tests to integrate the various combinations of ingredients that make up our assay Cocktail-CVX into a single product delivered in high volume.

     We have a sufficient supply of AcCell platforms. The computers, cameras, automated slide staining equipment and slide preparation equipment, that make up the remainder of the laboratory version of the InPath System, are available from several manufacturers. These instruments are used in a sequential process. The AcCell platform on which the actual sample screening is done is computer controlled by our proprietary Samba software.

     We have preliminary agreements with medical instrument manufacturers covering the design, development and initial manufacturing of both the next generation AcCell platform and the point of service instrument.

     Samba develops its software products at its own facility located in France. Additional software development work is conducted at our facility in Chicago. The Samba software products are installed and integrated with off-the-shelf computer and imaging components at the customer's location, or at our French or Chicago facility, immediately prior to delivery. Consulting services are generally performed at the customer's location, or at our French or Chicago facility, using customer data and communications access. We have added staff at our Chicago facility to support the delivery of Samba and image analysis software products to customers in the United States.

  INTELLECTUAL PROPERTY

     We rely on a combination of patents, licenses, trade names, trademarks, know-how, proprietary technology, and policies and procedures to protect our intellectual property. We consider such security and protection a very important aspect of the successful marketing of our products in the U.S. and foreign markets.

     In the U.S. we follow the practice of immediately filing a provisional patent application for each invention as soon as it has been determined that the invention meets the minimum standards for patentability. While a provisional patent application does not provide any formal rights or protections, it does establish an official priority date for the invention that carries over to any utility patent applications that are derived from the provisional application with the next 12 months. A utility patent application begins the process that can culminate in the issuance of a U.S. patent. We convert each outstanding provisional patent application into some number of utility patent applications within this 12 month period. In most cases each provisional application results in one utility filing. However, in some cases a single provisional application has generated two independent utility filings or multiple (up to five) provisional applications have been consolidated into a single utility application. During the prosecution of a utility application, the U.S. Patent Office may require us to divide the application into two or more separate applications or we may file a continuation-in-part patent application that expands upon the technology claimed in another patent application and which has the potential of superceding the earlier application. For these reasons, estimating the number of patents that are likely to issue based upon the numbers of provisional and utility applications filed is problematical.

     Prior to filing a utility application in the U.S., we review the application to determine whether obtaining patent coverage for the invention outside of the U.S. is necessary or desirable to support our business model. If so, a patent application is filed under the Patent Cooperation Treaty (PCT) at the same time that the U.S. filing is made. Depending upon the nature of the invention and business considerations, we typically specify the patent offices in three to six countries to which the PCT application is to be submitted after the initial examination is completed.

     As of December 31, 2001 we have filed ten U.S. utility patent applications and four PCT applications. We have been informed that one of the U.S. utility applications has been "allowed" and will issue as a U.S. Patent during the first quarter of 2002. Twelve additional provisional U.S. patent applications have also been filed and are expected to be converted to utility applications during the first half of 2002. These patent applications cover all aspects of the InPath system including, but not limited to the point of service instrument; the personal and physicians collectors; and the slide-based test. As a result of the acquisition of AccuMed, we acquired seventeen issued U.S. patents, six U.S. utility patent applications; two U.S. design patents; twenty-six foreign patents; and twenty-four foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software. We also hold an exclusive license from Invirion and Dr. Bruce Patterson covering a patent and certain medical technology for detection of E6 and E7 genes in cancer causing types of HPV virus. We purchased the license for cash, future royalties, and other consideration.

     We continue to prepare additional patent applications for processes and inventions arising from our research and development process. The protections provided by a patent are determined by the claims that are allowed by the patent office that is processing the application. During the patent prosecution process it is not unusual for the claims made in the initial application to be modified or deleted or for new claims to be added to the application. For this reason it is not possible to know the exact extent of protection provided by a patent until it issues.

     Patent applications filed prior to November 29, 2000 in the U.S. are maintained in secrecy until any resulting patent issues. As there have been examples of US patent applications that have remained "in prosecution" and, therefore, secret for decades, it is not possible to know with certainty that any U.S. patent that we may own, file for or have issued to us will not be pre-empted or impaired by patents filed before ours and that subsequently issue to others. Utility patent applications filed in the U.S. after November 29, 2000 are published eighteen months after the earliest applicable filing date. As this revised standard takes full effect, the chances that such a "submarine" patent will impair our intellectual property portfolio will be significantly reduced. Foreign patent applications are automatically published eighteen months after filing. As the time required to prosecute a foreign utility patent application generally exceeds eighteen months and the foreign patents use a "first to file" rather than a "first to invent" standard, we do not consider submarine patents to be a significant consideration in our patent protection outside of the U.S.

     Samba software and technology consists primarily of trade secrets, know-how, and technical documentation. To further enhance security, we restrict access to our software source codes and the details of the step-by-step instructions for command, control and operation of a software program. Furthermore, a hardware security key, or "dongle," is required in order for a user to operate the software.

     Our products are or will be sold worldwide, under trademarks that we consider to be important to our business. We own the Samba trademark and trade names of "Samba", "InPath", "e2 Collector", "Cocktail-CVX", "In-Cell HPV Test", "AcCell" and "AcCell Savant". We may file additional U.S. and foreign trademark applications in the future.

     Our future technology acquisition efforts will be focused towards those technologies that have strong patent or trade secret protection.

     We cannot be sure that patents or trademarks issued or which may be issued in the future will provide us with any significant competitive advantages. We cannot be sure any of our patent applications will be granted or that validity or enforceability will not be successfully challenged. The cost of any patent related litigation could be substantial even if we were to prevail. In addition, we cannot be sure that someone will not independently develop similar technologies or products, duplicate our technology or design around the patented aspects of our products. The protection provided by patents depends upon a variety of factors, which may severely limit the value of the patent protection, particularly in foreign countries. We intend to protect much of our core technology as trade secrets, either because patent protection is not possible or, in our opinion, would be less effective than maintaining secrecy. However, we cannot be sure that our efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently.

  RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize both in-house and contracted research and development efforts. We believe research and development is critical to the success of our business strategy. During the years 2001, 2000, and 1999, our research and development expenditures were approximately $4,034,000, $3,426,000, and, $1,782,000, respectively.

     We completed clinical testing of the sample collection device, the e(2) Collector, and submitted the results of this trial to the FDA in the form of a 510(k) notification on September 28, 2001.

     The design and validation of the laboratory version of the InPath System, including image analysis software developed in-house by Samba, is currently in process. We have reviewed and validated the performance of over thirty biological components for use in our Cocktail-CVX. We used samples from patients with normal and abnormal (those with cancer or its precursors) pathology reports in our studies. We selected a specific combination of chemical and biological components for the Cocktail-CVX and commenced testing in the fourth quarter of 2001.

     The development of the In-Cell HPV test for use in flow-cytometry and slide based applications is current in process. We anticipate launching the clinical trial for the In-Cell HPV test in the fourth quarter of 2002.

     The design specifications for the point of service analysis instrument are complete and several prototypes have been assembled. Additional development work will progress with an outside strategic design/manufacturing partner based upon further funding.

     Our research work in the area of chemical and biological components will continue for the foreseeable future as we seek to refine the current process and add additional capabilities to our analysis procedure, including the detection of other forms of cancer and precursors to cancer.

     We have entered into a contract with an outside strategic design/manufacturing partner to develop the next generation AcCell instrument platform. The design specifications are complete and prototypes are in process.

     We expect development completion of a new version of the AcCell Savant image analysis software, which will make the device more user friendly and in-line with current software technologies in the second quarter, 2002.

     We anticipate the need to invest a substantial amount of capital in the research and development process, including the cost of clinical trials, in order to complete the development and use of the InPath System and bring it to market.

  COMPONENTS AND RAW MATERIALS

     Low cost products are a key component of our business strategy. We designed the sample collection device using widely available and inexpensive silicone and plastic materials. These materials are available from numerous sources and can be fabricated into finished devices by a variety of manufacturers within and outside the United States. We can use sources outside of the United States so that we may service a particular market at the lowest possible cost.

     The instrument components of the laboratory version of the InPath System are available from a number of sources. Computers, cameras, automated slide-staining instruments and automated slide-preparation instruments are currently available from several large manufacturers. We have an adequate supply of current AcCell platforms used in the InPath System and have contracted for the design and manufacture of the next generation of the AcCell platform.

     The point of service instruments are designed to use off-the-shelf components and a limited number of custom manufactured parts or use a third party manufactured instrument. The strategic partner chosen to manufacturer the unique final instrument, as is the case with the company building the prototypes, will be responsible for sourcing, fabrication, and assembly of all components into the final instrument.

     Samba's software products are based on leading edge technology and are compatible with numerous off-the-shelf computers, computer components, microscopes, and imaging equipment.

  WORKING CAPITAL PRACTICES

     As of December 31, 2001, we have not sold any InPath System products, except for ASR's. During the final quarter of 2001 we sold several AcCell instrument platforms, billed and received fees under an AcCell Savant fee-for-use contract and closed on the first sale of Samba software products in the United States. We have financed our U. S. operations and research and development by raising funds through the sale of debt or equity. We will continue to use these methods to fund our operations until such time as we are able to generate adequate revenues and profits from the sales of some or all of our products.

     The sale of Samba products, totaling approximately $877,000 for the year ended December 31, 2001, outside the United States generates revenue that is used to support Samba operations. Samba has obtained a 200,000 Euro (approximately $178,920) revolving line of credit from its bank to provide supplemental funds, as needed. Availability of funds under the line of credit is based on and secured by Samba's monthly billings to customers. The line is especially helpful since collection periods for many customers may exceed standard thirty-day terms. Customers requiring government funding to pay their bills or customers outside France often take longer than thirty days to pay. At times Samba requires a deposit on an order before ordering any equipment or beginning any work.

     Similarly, we believe that future sales of the InPath System or other products into foreign markets will result in collection periods that may be longer than those expected for domestic sales of these products. Our strategy will be to use letters of credit or other secured forms of payment, whenever possible, in sales of products in foreign markets.

  EMPLOYEES

     As of March 28, 2002, we employed a total of eighteen full-time employees in the United States and eleven full-time employees in France. The Samba employees in France are represented by a national labor union (customary to all French workers) and Samba management considers its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Our current operations outside North America are conducted by Samba. Sales of Samba products have accounted for a nearly all of our sales reported to date.

     Markets outside of North America are an important factor in our business strategy. Any business that operates on a worldwide basis and conducts its business in one or more local currencies is subject to risks of fluctuations in the value of those currencies against the dollar. It is subject to changing political climates, differences in culture and the local practices of doing business. It is also subject to North American and foreign government actions, such as export and import rules, tariffs and duties, embargoes, trade sanctions. We do not regard these risks, however, a significant deterrent to our strategy to introduce our InPath System to foreign markets.

     As we begin to market and sell our InPath System, we will closely review our foreign operational practices. We will attempt to adopt strategies to minimize risks of changing economic and political conditions within foreign countries.

                                                           2001      2000      1999
(IN THOUSANDS)                                           --------   -------   -------
NORTH AMERICA:
Revenue................................................  $     75   $   0.0   $   0.0
Profit (loss)..........................................  $(16,468)  $(6,506)  $(3,932)
Total Assets...........................................  $ 10,876   $ 3,617   $   933
FRANCE:
Revenue................................................  $    802   $ 1,094   $ 1,040
Profit (loss)..........................................  $   (162)  $  (105)  $  (294)
Total Assets...........................................  $    750   $   958   $   938

     As part of the Series D convertible preferred stock offering in November 2001, we licensed to Ventana Samba software but were unable to obtain a valuation of the software license and therefore did not recognize revenue related to the license agreement as of December 31, 2001. In order to provide a valuation benchmark, we noted in Ventana's year end financial statements as of December 31, 2001, the valuation placed on the software license agreement between MDI and Ventana was $240,000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     There are forward-looking statements throughout this report that are not historical facts, including statements in this Item 1 and statements contained in material incorporated into this report by reference. These statements are based on our current expectations and plans and involve many risks and uncertainties. Some of these risks and uncertainties are factors that affect all international businesses, while others are specific to us and the areas of the medical products industry in which we operate.

     The factors below in some cases have affected our historical results and could affect our future results, causing them to differ, possibly materially, from those expressed in this report's forward-looking statements. These factors include: economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors.

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

ITEM 2.  PROPERTIES

     We occupy approximately 5,700 square feet of leased space at 414 N. Orleans St., Suite 510, Chicago, Illinois 60610, under a five-year lease, which expires in September 2006. This space houses our executive offices and a research laboratory. Samba leases approximately 300 square meters of space in a suburb of Grenoble, France, at 53, chemin du Vieux Chene, 38240 Meylan. The Samba lease has a term of nine years expiring in 2008. Samba has the option to terminate the lease at the end of each three-year period. The location houses Samba's administrative, sales, and research and development activities. We consider our facilities to be well utilized, well maintained, and in good operating condition. We consider the facilities to be suitable for their intended purposes and to have capacities adequate to meet current and projected needs for our operations.

ITEM 3.  LEGAL PROCEEDINGS

     On October 20, 2000, we filed suit in Circuit Court of Cook County, Illinois (Case No. 00 CH 15652), against SpectRx, Inc. and Welch Allyn, Inc. Our suits sought injunctive relief and damages from SpectRx based on a complaint of fraud and breach of certain confidentiality agreements with regard to our business plans, marketing plans, and technology related to in-vivo diagnostic devices. Our claim arose from disclosure of confidential information to SpectRx in the course of negotiations contemplating a joint venture to develop new medical products. The information covered cancer detection systems relying on fluorescence technologies as well as bio-molecular marking agent for use in applications within and outside of the body. We also provided SpectRx with marketing plans, revenue, income and cash flow projections, product development and launch plans, and product distribution strategies. In addition, we provided SpectRx with certain confidential technical information regarding patent applications, measurement technologies, design specifications, quantitative analyses, optimization techniques, positional information for cellular mapping, and other technical specifications. Subsequent to the disclosure of our information to SpectRx, they entered into a business arrangement with Welch Allyn to develop products of a similar nature to ours. The suit also charged SpectRx and Welch Allyn with misappropriation of our trade secrets in violation of the Illinois Trade Secrets Act.

     Our suit was filed in response to a suit filed by SpectRx in the Superior Court of Gwinnett County, Georgia (Civil Action NO. 00-A-7604 1), seeking a declaratory judgment (but no monetary damages or other relief) that SpectRx did not breach the confidentiality agreements as charged in our suit. On July 5, 2001, we filed counterclaims, similar to the claims outlined in our Illinois suit, to the SpectRx action in Georgia.

     On January 31, 2002, we reached an out-of- court settlement with SpectRx. Under the terms of the settlement, SpectRx paid a lump sum cash payment to us, and we have granted SpectRx an option to license certain of our technology. Additional terms of the settlement are confidential. Under the terms of the settlement, neither party admitted any liability or wrongdoing. Welch Allyn also was a party to the settlement agreement.

     Dawn H. Grohs, a former employee of the Company, filed suit against the Company and certain affiliated companies, as well as two of the Company's senior officers (C.A. No. 02-C-1010 (U.S. District Court for the Northern District of Illinois). Ms. Grohs' claims fraud, unjust enrichment, misrepresentation, breach of contract and quantum meruit related to her assertions that the defendants allegedly failed to provide her with equity; tortuous interference with contractual relations and intentional interference with contractual relations based on alleged encouragement of changes to the business relationship with Ms. Grohs; breach of the covenant of good faith and fair dealing, negligent infliction of emotional distress and intentional infliction of emotional distress based on defendants' treatment of Ms. Grohs; and violation of state law for alleged unfair and deceptive acts by defendants for the purpose of inducing Ms. Grohs to continue to provide services without compensation. Ms. Grohs is seeking $85,000 in wages, $40,250 in expenses, equity for contributions and efforts during the formation of certain of the Company's affiliates, payment of a sum to be determined by the court for the intentional and/or negligent infliction of emotional distress, a finding that the actions of defendants constitute unfair and deceptive acts, and that the court treble the damages awarded. In addition to the specific relief described above, each count seeks an award of attorneys' fees and costs and such other and further relief as the court deems just and appropriate.

     Prior to our acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for premises located at 900 and 920 N. Franklin in Chicago, Illinois (Circuit Court of Cook County (Case No. 01 M1 725821)). Garrett is claiming approximately $50,000 is due them. Even though AccuMed has since vacated the premises, Garrett also is continuing to claim rent on an ongoing basis. Following completion of MDI's merger with AccuMed, management decided to vacate AccuMed's leased facility and consolidate its operations into MDI's headquarters facility. Management is expected to enter into negotiations with AccuMed's landlord in order to reach a settlement arrangement relating to the remaining minimum lease payments. Since MDI has a continuing obligation for the minimum lease payments, MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is quoted on the Nasdaq Over-the-Counter Bulletin Board under the symbol "MCDG" (prior to September 25, 2001 our common stock traded under the symbol "AMPM"). AccuMed's common stock was quoted on the Nasdaq Over-the-Counter Bulletin Board under the symbol "ACMI".

     The following table lists the high and low closing sale prices per share of our common stock for the periods indicated, as reported on the Nasdaq Over-the-Counter Bulletin Board. These prices represent prices between dealers, and may not include retail mark-ups, mark-downs, or commissions.

                                                              CLOSING SALES PRICE
                                                                RANGE OF COMMON
                                                                     STOCK
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Year Ended December 31, 2001
1st Quarter.................................................   $2.060     $0.810
2nd Quarter.................................................   $1.590     $ .970
3rd Quarter.................................................   $1.200     $ .360
4th Quarter.................................................   $1.250     $ .630

Year Ended December 31, 2000
1st Quarter.................................................   $5.563     $1.000
2nd Quarter.................................................   $4.125     $2.375
3rd Quarter.................................................   $3.500     $1.938
4th Quarter.................................................   $2.875     $0.750

HOLDERS

     As of March 31, 2002, we had approximately 1,369 record holders of our shares of common stock. This number does not include other persons who may hold only a beneficial interest, and not an interest of record, in our common stock.

DIVIDENDS

     We have not paid a cash dividend on common shares, and the Board of Directors is not contemplating paying one for the foreseeable future. We have accrued non-cash cumulative dividends for various preferred share offerings through December 31, 2001 totaling approximately $1.9 million.

STOCK TRANSFER AGENT

     Our stock transfer agent is LaSalle Bank NA, 135 South LaSalle Street, Chicago, IL 60603, and its telephone number is (312) 904-2000.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

     In November 2001, we completed a private placement of Series C convertible preferred stock to accredited investors pursuant to Regulation D. We received $3,635,000 in net proceeds from the sale of 1,331,499 shares of Series C convertible preferred stock. The Series C convertible preferred stock has a dividend rate of 10% and is convertible into our common stock at a conversion rate equal to $0.60 per share. In connection with the private placement, we paid $359,000 in cash and issued 597,750 warrants to purchase our common stock at a purchase price of $1.00 per share to Bathgate McColley Capital markets as compensation for their services as placement agent.

     Also in November 2001, we completed a private placement of Series D convertible preferred stock to Ventana Medical Systems, Inc. pursuant to Regulation D. We received $1,750,000 in net proceeds from the sale of 175,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a dividend rate of 10% and is convertible into our common stock at a conversion rate equal to $1.00 per share. We also issued a three-year warrant to Ventana entitling the holder to purchase 1,750,000 shares of our common stock at an exercise price of $1.15 per share. The sale of the Series D Convertible preferred stock to Ventana was made in conjunction with a license and technology agreement under which Ventana was granted a perpetual license to Samba software and agreed to purchase AcCell instruments over a three year period.

     In December 2001, we completed an exchange offer in which our shareholders tendered 10,859,088 shares of our common stock in exchange for approximately 434,388 shares of Series E convertible preferred stock. The Series E convertible preferred stock has a dividend rate of 10% and is convertible into our common stock at any time after December 1, 2002 at a conversion rate equal to $0.80 per share.

REIMBURSEMENT OF LEGAL FEES

     On November 1, 2001 MDI issued a Convertible Promissory Note to Schwarz, Cooper, Greenberger & Krauss ("SCGK") in exchange for $500,000 in legal services. The Note bears interest at the rate of 12% per year and is due in five installments. The Note is convertible into Common Stock of MDI upon issuance of the Note at a conversion price equal to the stock price on the conversion date.

     In accordance with Promissory Note provisions, SCGK forgave the final installment on the note which was due February 28, 2002. Therefore, MDI did not include the final payment in its debt balance as of December 31, 2001.

     MDI executed a settlement agreement with SpectRx in January 2002 regarding the outstanding litigation in which SCGK served as MDI's counsel. MDI also executed an agreement with SCGK for its outstanding legal fees, dated February 13, 2002, that stipulated that MDI would provide SCGK with warrants to purchase 750,000 shares of common stock, a promissory note in the amount of $118,500 and a personal guaranty of the note from Peter Gombrich. MDI was required to pay a $25,000 fee upon the execution of the agreement.

     On February 13, 2002, MDI issued 750,000 warrants to SCGK for its common stock. The warrants are exercisable at $.01 per share. SCGK is entitled to an additional set of 750,000 warrants in the event of the default of the promissory note as described above. The initial 750,000 warrants represent payment for the SpectRx settlement while the second 750,000 warrants represent a contingent payment in the event of default under the note. The expiration date of the warrant is February 12, 2012 and warrants may not be exercised until February 14, 2003.

     The Company has not made any payments on the Promissory Note and therefore the note is in default. The default provisions in the note agreement indicate that the warrant issued in conjunction with the settlement agreement will be increased from 750,000 to 1,500,000 shares. Terms of the default are currently being re-negotiated.

     On April 5, 2002 SCGK agreed not to enforce for 60 days a judgment entered against the Company in favor of SCGK for the amount of $100,000 plus interest accruing at 12% annually.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data shown below is derived from the audited Consolidated Financial Statements and notes included elsewhere in this Annual Report on Form 10-K.

          FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                   2001          2000          1999
                                                -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
  Net Sales...................................  $       877   $     1,094   $     1,040
  Operating loss..............................  $   (16,087)  $    (6,688)  $    (4,117)
  Net loss available for common
     shareholders.............................  $   (19,791)  $    (6,611)  $    (4,226)
PER SHARE DATA:
  Net loss....................................  $     (0.62)  $     (0.24)  $     (0.29)
  Weighted average shares outstanding.........   32,019,531    27,869,274    14,336,667
BALANCE SHEET DATA:
  Working deficit.............................  $    (4,472)  $    (3,301)  $    (3,204)
  Total assets................................  $    11,626   $     4,575   $     1,871
  Notes payable: current......................  $     1,424   $     1,105   $     1,095
  Notes payable: long-term....................  $         0   $         0   $        26
  Stockholders' equity (deficit)..............  $     4,623   $      (125)  $    (2,040)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  OVERVIEW

     We were incorporated in Delaware on December 15, 1998, as the successor to Bell National Corporation which was incorporated in California in 1958.

     On December 4, 1998, Bell National, then a shell corporation without any business activity, acquired InPath, LLC, a development-stage company engaged in the design and development of products used in screening for cervical and other types of cancer. In the acquisition, Bell National issued 4,288,790 shares of common stock and warrants to purchase 3,175,850 shares of common stock to the members of InPath in exchange for their membership interests. The senior executives of InPath assumed management control of the Company.

     For financial reporting and accounting purposes the acquisition was accounted for as a reverse acquisition whereby InPath was deemed to have acquired Bell National. However, Bell National was the continuing legal entity and registrant for SEC filing purposes and income tax filing purposes, until its merger into Ampersand in May 1999. Because Bell National was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition was recorded as the issuance of stock for the net monetary assets of Bell National, accompanied by a recapitalization and no goodwill or other intangible assets were recorded in accordance with generally accepted accounting principles.

     On September 25, 2001, the Company changed its corporate name to "Molecular Diagnostics, Inc." in order to better represent its operations and products. The name change was affected by the merger of Ampersand's wholly owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand. The Company retained its Certificate of Incorporation, except as amended to reflect its new name, bylaws and capitalization.

     The Company is focused on the design, development and marketing of the InPath System of products. These products are intended to detect cancer and cancer related diseases. These products may be used in a laboratory, clinic or doctor's office.

     The Company has a wholly owned subsidiary, Samba Technologies, Sarl. Samba designs, develops, and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba is also developing software used in the InPath System. Nearly all revenues, since the inception of the Company, have been generated by Samba.

     On September 17, 2001, the Company completed its acquisition of AccuMed pursuant to a merger. In consideration for the acquisition, the Company issued 3,911,245, shares of its common stock to holders of AccuMed common stock, and 218,438 shares of its Series A convertible preferred stock to holders of AccuMed Series A preferred stock. The value of the transaction, based on the fair value of the shares of common stock and preferred stock issued by the Company, the value of options and warrants assumed, the direct acquisition costs incurred, and the fair market value of tangible and intangible assets purchased, as determined by a third-party valuation, was approximately $14,178,000.

     On October 11, 2001, MDI obtained a 30% investment in Cell Solutions, LLC. Cell Solutions was formed for the purposes of developing and improving slide preparation systems. As consideration, MDI provides Cell Solutions five-year warrants to purchase 172,120 shares of common stock with an exercise price of $0.82. These warrants were valued using Black-Scholes and determined to have a value of $127,000. MDI has included the value of these warrants as an investment at December 31, 2001. MDI determined the fair value of the investment to be impaired at December 31, 2001. The investments was written down to zero as a result of the uncertainty of future benefit or revenue stream.

     MDI is contractually committed to issue a total of 1,549,086 warrants with the same terms based upon delivery of certain products by Cell Solutions. As of December 31, 2001, Cell Solutions had not delivered these products and MDI was not liable for the issuance of the warrants.

     The Company has incurred a significant operating loss since its inception. Additionally, the Company has raised approximately $23,511,000 since March 1998. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and to develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern may depend upon it securing substantial additional financing. Management's plans include efforts to obtain additional capital. During the nine-months ended September 30, 2001, the Company raised approximately $5,840,000 including $500,000 received as a deposit in December 2000 from the private sale of 1,499,856 shares of its Series B convertible preferred stock (See Note 13 to the Consolidated Financial Statements). The Company received $725,000 in cash in exchange for four convertible promissory notes. The notes have interest rates of 12% to 15% per annum and are due between November 15, 2001 and May 15, 2002. The notes are convertible into the common stock of the Company at a conversion price of $1.00 per share. The Company also received $535,000 in cash in exchange for promissory notes which were due between February 28, 2001 and December 31, 2001. These notes have interest rates between 9% and 15% per annum. In November 2001 the Company received $3,635,000 from the private sale of 1,331,499 shares of Series C convertible preferred stock and $1,750,000 from the private sale of 175,000 shares of Series D convertible preferred stock (See Note 13 to the Consolidated Financial Statements). In December 2001, the Company's shareholders tendered 10,859,688 shares of common stock in exchange for approximately 434,388 shares of Series E convertible preferred stock. There can be no assurance that the Company will continue to be successful in raising capital. If the Company is unable to obtain additional capital or generate profitable sales revenues, the Company may be required to curtail its product development and other activities and may even be forced to cease operations.

     As mentioned in Item 1, for financial reporting and accounting purposes, we treated the acquisition of InPath by Bell National as if InPath had acquired Bell National. We recorded the issuance of common stock, combined the equity of the two companies, and did not record any goodwill. Information presented in our Consolidated Financial Statements includes the operations of InPath from March 16, 1998 (inception) and the operations of the combined company from December 4, 1998.

  REVENUE

     Revenues for the year 2001 were $877,000, a decrease of $217,000, or 19.8%, over revenues for the year 2000. The 2001 revenue decrease was a result of a decrease in revenues at Samba of $292,000, offset by $75,000 of revenues generated by MDI in the United States. Samba's revenue declined primarily as a result of the timing of completing contract deliverables in 2001 compared to 2000 and a decline in the value of the Euro compared to the U.S. Dollar. This decline in the value of the Euro reduced Samba's revenues by approximately $44,000. Samba conducts its operations in local currency, the Euro. We convert the local currency into U.S. Dollars for consolidated reporting purposes. Samba's revenue recognition is also subject to the timing of receipt and completion of customer contracts from period to period. We may experience quarter-to-quarter and year-to-year variability in revenues as a result of these contract-timing issues until we begin to market some or all of our other products. MDI generated revenues were comprised of $52,000 from the acquisition of AccuMed's contracts and $23,000 from the re-sale of one AcCell Unit.

     All of our reported revenues for the years 2000 and 1999, amounting to $1,094,000 and $1,040,000 respectively, were produced through the sales of Samba products and services. Revenues for the year 2000 reflect an increase of $54,000, or 5%, over 1999 revenues. During 2000, the average exchange rate of the Euro (the European Union currency to which the French Franc is fixed) to the U.S. Dollar declined by approximately 15%. This decline reduced the translated U.S. Dollar value of Samba's 2000 revenues by approximately $169,000.

  COSTS AND EXPENSES

  Cost of Goods Sold

     Cost of goods sold for 2001 amounted to $476,000, a decrease of $161,000, or 25.3% over 2000 cost of goods sold, resulting primarily from reductions of net sales and increases in software products sold with higher gross margins.

     Cost of goods sold for 2000 and 1999, amounting to $637,000 and $542,000 respectively, relate to the Samba revenues and represent the cost of computer and imaging hardware, purchased services and products and software engineering labor and related expenses. The increase in 2000 costs over 1999 costs reflects the increase in the level of business as well as a change in the product-mix components of sales. The hardware component of Samba sales generates a much higher level of cost and a lower gross margin, than do the software or service components of sales. Samba may supply necessary hardware or the customer may supply hardware directly. There is no set pattern in contract hardware and software components.

  RESEARCH AND DEVELOPMENT

     We devote a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

     In 2001, our R&D expenses were $4,034,000, an increase of $608,000, or 17.7% over 2000 R&D expenses a result of increased product development costs for the Cocktail CVX and HPV assays, the next version of AcCell -- the AcCell 2500, and the Point-of-Service (POS) product. R&D expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace, and payroll related costs for in-house engineering, scientific, laboratory, software development; and research management staff.

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

     In order to reduce our R&D expenses, a portion of the compensation paid to consultants may be in the form of awards of our common stock (with restrictions attached) or grants of options to purchase our common stock. Since these awards and/or option grants cover services to be performed over a future time period, we are required to calculate their market value at the end of each reporting period until the work is complete. Included in the above R&D expense amounts for 2001, 2000 and 1999 are non-cash costs of $215,000, $446,000 and $67,000 respectively, related to the calculated cost of these share awards and options that were charged to expense in each period. We also closed our Cleveland laboratory facility in January, 2002.

  SELLING, GENERAL AND ADMINISTRATIVE

     In 2001, selling, general and administrative expenses ("SG&A") were $6,374,000, an increase of $2,655,000, or 71.2%, over similar expenses for the year 2000. This increase is primarily due to increased salaries and wages and related payroll costs and other operating expenses resulting from AccuMed merger operations integration. Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal or accounting services, travel costs, fees for public and/or investor relations services, insurance premiums, recruitment fees, marketing related costs, amortization and depreciation.

     In 2000, SG&A expenses were $3,719,000 compared to $2,833,000 in 1999, an increase of 31.3%. The increase in SG&A expenses for 2000 included additional costs of approximately $210,000 for staff and expenses related to the newly established sales and marketing activity; $100,000 in legal costs primarily related to litigation; and $200,000 in travel costs related to the sales and marketing activity, management of a broader operation, and continued efforts to raise new equity.

     In 1989, we issued 450,000 stock appreciation rights ("SARs") to various individuals. In 1990, Cadmus Corporation, a company controlled by Alexander Milley, one of our directors and a significant stockholder, purchased the SARs from the individual holders. These SARs entitle the holder to receive a payment equal to the amount by which the market price of our common stock, at the time of exercise, exceeds $0.30 per share. We can make the payment in cash or by issuing an equivalent number of shares of common stock. The SARs expired in November 2001. We are required to charge an amount to expense at the end of each interim reporting period, which represents the excess of the closing market price of our common stock over the exercise price at that point in time, until the SARs are exercised or expire. The charge to expense is cumulative over the life of the SARs and increases or decreases from period to period in conjunction with the movement of our common stock price. Included in the above SG&A expense amounts for 2001, 2000 and 1999 are non-cash expenses (or reductions of expenses) of ($79,000), $91,000 and $231,000 respectively, which represent the calculated cost of the SARs charged to expense in each period.

     In order to reduce our cash SG&A expenses, we may issue shares of our common stock (with restrictions attached) or grant options, or warrants to purchase shares of our common stock in lieu of compensation or payments for financial advisory work, including advice on deal structure, finder fees, investor relations and introductory services, and general financial and investment advice. If the services are completed, we record an expense based on the value of the services. If the services are to be completed over a future period of time, we are required to calculate a market value for the shares, options, or warrants at the end of each reporting period until the services are completed. Included in the above SG&A expense amounts for 2001 and 2000 are non-cash expenses of $443,081 and $66,000 respectively, related to the calculated cost of these share awards, options and warrants, charged to expense in each period. There were no such non-cash costs in 1999.

  OTHER INCOME AND EXPENSE

  Interest Income

     During 2001, we earned interest income on notes from Seaside Partners, L.P., a related party, and AccuMed of, $25,000, and $85,000, respectively. The interest earned on the AccuMed notes during 2001 and 2000 amounting to $95,000 was reclassified from accrued interest receivable to inter-company accounts payable in accordance with generally accepted accounting principles when we closed the acquisition of AccuMed in September 2001.

     During 2000, we earned interest income on the notes receivable from Seaside Partners, L.P. and AccuMed amounting to $73,000. We had no interest income in 1999.

  Interest Expense

     In 2001, our interest expense amounted to $526,000, an increase of $291,000, or 123.8% over 2000 interest expense. The increase reflects interest on a higher level of average outstanding debt during the current year. The amount includes a non-cash expense of $264,000 representing the amortization of debt discount on two $500,000 convertible promissory notes issued in September and November 2000 and an additional $500,000 convertible promissory note issued in May of 2001 in exchange for cash under the same terms as the notes issued in 2000. The conversion price of the 2001 note was less than the market price of our common stock at the time of the transaction and the holders of this note are also considered to have a beneficial conversion feature. We recorded the calculated value of the beneficial conversion feature amounting to $50,000 as debt discount, and we are amortizing the discount as additional interest expense over the life of the note. The 2001 amount also includes an additional non-cash expense of $11,589 representing the value of warrants issued as additional consideration for a $470,000 note issued to Azimuth Corporation in February 2001, a $100,000 note issued to Azimuth Corporation in August 2001, a $100,000 note issued to Cadmus Corporation in July 2001, and a $25,000 note issued to Northlea Partners, Ltd. in August 2001. Alexander Milley, one of our directors and significant stockholder, has a controlling interest in and is considered a control person of Azimuth Corporation and Cadmus Corporation, and John Abeles, M.D., also one of our directors, is the managing general partner of Northlea Partners, Ltd. Lastly, the 2001 amount includes the calculated value of a warrant issued to Azimuth Corporation in exchange for their waiver of the conversion feature of the September 2000 convertible promissory note and the calculated value of a warrant issued to Monsun, SA as consideration for a three month extension of the due date of the convertible promissory note issued in November 2000.

     In 2000, our interest expense amounted to $235,000 compared to $86,000 in 1999, an increase of 173.3%. The increase reflects a higher rate of interest paid on new borrowings issued during the year offset by elimination of interest on a series of 6% convertible subordinated notes issued during 1999, which automatically converted into common stock on April 28, 2000. The 2000 amount also includes a non-cash expense of $139,000 representing the amortization debt discount. We issued two $500,000 convertible promissory notes, to Azimuth Corporation in September 2000 and to Monsun, SA in November 2000, in exchange for cash. The notes provide the holder with an option to convert the principal of the note into our common stock at a conversion price of $1.00 per share any time after 180 days from the original note issue date. Since the conversion price was less than the market price of our common stock at the time of the transaction the holders are considered to have a beneficial conversion feature. We are required to record the calculated value of this beneficial conversion feature, amounting to $250,000, as debt discount, and to amortize the discount as additional interest expense over the life of the note.

     In 1999 we incurred interest expense of $86,000. The amount primarily reflects the interest due on the series of 6% convertible subordinated notes due 2000 issued during 1999.

  Other Income and Expense, Net

     In 2001, we recorded a $127,000 expense for write-off of warrants earned by Cell Solutions, LLP, a Virginia limited liability company, as a result of the uncertainty of future benefit or revenue stream.

     In 2000, we had a dispute with our former outside legal counsel regarding services and fees. We recorded the disputed fee expense represented by invoices and a note payable in 2000 and 1999. In September 2000, we settled the dispute for approximately $226,000, less than the existing liability, and recorded the amount as other income. To be consistent with 1999 consolidated reporting we also treated $14,000 in refundable income taxes, related to a R & D credit due to Samba under French taxation rules, as other income. In 1999, we wrote off $100,000 paid to AccuMed as compensation for a "no shop" clause in a Letter of Intent whereby we sought to license and purchase certain automated microscopy technology. We were unable to reach a final agreement and terminated negotiations in September 1999. We also moved our corporate offices to a new location and wrote off $21,000 representing the net remaining value of leasehold improvements related to the old space.

     In accordance with French taxation rules, Samba recorded refundable income taxes in 1999 in the amount of $100,000. These refundable taxes represent a research and development credit against future income taxes or a direct cash refund available to Samba. For consolidated reporting purposes, we treated this credit as other income.

  NET LOSS

     Our net loss for 2001 was $16,657,000. Cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock totaled $562,000. Deemed dividends on the Series B convertible preferred stock, resulting from the beneficial conversion feature of the Series B convertible preferred stock totaled $1,933,000. The combined total of the loss and the preferred dividends results in a net loss available to common stockholders of $19,152,000, or $0.60 per share on 32,071,334 weighted average shares outstanding. The 2001 weighted average shares outstanding reflect additional shares of common stock issued during the year and the exchange of 10,859,688 shares of common stock into shares of Series E convertible preferred stock in December 2001.

     Our net loss for 2000 was $6,611,000, or $0.24 per share, on 27,869,274 weighted average outstanding shares. The 2000 weighted average outstanding shares are 94% higher than the 1999 average. During the year we sold additional shares of our common stock in a private offering and a series of 6% convertible subordinated notes issued in 1999 that were automatically converted into shares of common stock in 2000.

     Our net loss for 1999 was $4,226,000, or $0.29 per share, on 14,336,667 weighted average outstanding shares.

     We did not have any shares of preferred stock outstanding in 2000 and 1999.

  LIQUIDITY AND CAPITAL RESOURCES

     R&D, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We may be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $8,223,000 and $5,902,000 during 2001 and 2000, respectively, in operating activities.

     At December 31, 2001 we had cash on hand of $1,025,000, an increase of $1,012,000 over cash on hand at December 31, 2000 of $13,000. This increase results from increased funding activities through our convertible notes and preferred share offerings.

     During January 2000, funds received under a late 1999 private offering cleared our bank and we completed the sale of 1,712,120 shares of common stock for total gross proceeds of $565,000.

     Between February 7, 2000 and April 30, 2000 we sold 3,583,330 shares of our common stock at a price of $1.50 per share, for total proceeds of $5,329,000 in a private offering. We received $23,000 in cash proceeds during 2000 from the exercise of a warrant to purchase 70,000 shares of our common stock. We also received cash proceeds of $17,000 from the sale of 21,989 shares of common stock to employees in accordance with the terms of the Employee Stock Purchase Plan.

     Of the 3,583,330 shares sold in the private offering, we sold 1,333,333 shares of our common stock to Seaside Partners, L.P., a hedge fund, at $1.50 per share, for total proceeds of $2,000,000. Dr. Denis M. O'Donnell, one of our directors, is a member and manager of Seaside Advisors, L.L.C., which provides investment management services to Seaside Partners, L.P. In lieu of cash, we agreed to accept payment in the form of a $2,000,000 promissory note due July 27, 2000, bearing interest at the rate of 8% per year. We agreed to extend the original due date of the note until November 30, 2000. Seaside Partners, L.P. made payments against the principal of the note amounting to $1,550,000 during 2000. The remaining principal amount of the note was repaid between June 2001 and August 2001. Accrued interest due on the note amounting to $88,000 was paid in August and December of 2001.

     Between March 1, 1999 and June 30, 1999, we issued a series of 6% convertible subordinated notes in exchange for $994,600 in cash. A $25,000 note was converted into our common stock on June 4, 1999. All of the remaining notes, plus accrued interest due thereon, were automatically converted into our common stock on April 28, 2000. Notes held by Seaside Partners, L.P. and Leonard R. Prange, our former President and COO/CFO were automatically converted into our common stock under the same terms and conditions as all the other notes in the series.

     In July 1999, Samba negotiated a Revolving Credit Line with Banc National de Paris ("BNP"). The terms of this revolver provide that Samba may borrow, in the form of an advance on payment against monthly billings, up to a maximum of 200,000 Euros, approximately $122,000 U. S. Dollars. The terms of the revolver require Samba to pay interest at Euribor plus 2.5% (5.9% at December 31, 2001) on advances outstanding under the revolver and grant BNP a security interest in Samba accounts receivable. The revolver was renewed in January 2002. As of December 31, 2001, an amount of $65,748 was outstanding against the revolver.

     On December 10, 1999, we issued a senior convertible promissory note to Azimuth Corporation, a company controlled by Alexander M. Milley, one of our directors and a significant shareholder, in exchange for $50,000 in cash. The conversion price of the note was $0.20 per share. On February 22, 2000 Azimuth exercised its right to convert the note and accrued interest due thereon into 256,250 shares of our common stock.

     On March 30, 2000, we signed an agreement with AccuMed to resolve a dispute over a Patent and Technology License Agreement ("License"), originally dated September 4, 1998, between InPath and AccuMed. The Amendment to the License ("Amendment"), contemplated by that agreement, was signed on June 9, 2000. The Amendment assigned the License directly to us, eliminated the minimum royalty payment schedule in the original License, and reduced the royalty rate to 4%. We made cash payments to AccuMed under the Amendment totaling $600,000, issued a $100,000 convertible promissory note, which we prepaid on December 11, 2000, and issued 128,571 shares of our common stock to AccuMed. The Amendment provided that the cash payments represent the final minimum license payment and advanced non-refundable royalty payments. The Amendment also provided that the $100,000 principal amount of the note and the 128,571 shares of common stock at a value of $450,000 also represented advanced non-refundable royalty payments.

     As a further result of the signing of the Amendment in June 2000, we recorded $500,000 in prepaid royalties. This amount represented the reversal of an accrual of minimum royalty payments due under the original License and their related charge to expense, including $250,000 accrued and charged to expense in 1999.

     On September 22, 2000, in conjunction with the signing of a Letter of Intent to merge with AccuMed we loaned AccuMed $300,000 in cash in exchange for a promissory note bearing interest at 2.5% above the prime rate. On February 7, 2001, this note was cancelled and replaced by a new promissory note, secured by AccuMed's inventory, issued in conjunction with the signing of a definitive agreement under which we acquired AccuMed.

     On December 28, 2000, we loaned AccuMed an additional $30,000 in conjunction with the merger. The loan was included in the new secured promissory note signed on February 7, 2001.

     On February 7, 2001, we signed a definitive agreement to merge our subsidiary, AccuMed Acquisition, Corp., with AccuMed. We formed AccuMed Acquisition Corp. to acquire AccuMed. Under the terms of this agreement, we exchanged 3,911,245 shares of our common stock for all of the outstanding common stock of AccuMed. In addition, we exchanged 218,438 shares of our Series A convertible preferred stock for all of the outstanding convertible preferred stock of AccuMed. The 218,438 shares of our Series A convertible preferred stock are convertible into approximately 250,000 shares of our common stock. On September 17, 2001 we completed the acquisition of AccuMed. This acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, "Business Combination". The Company has consolidated the results of operations of AccuMed from the date of acquisition. Fair market value of tangible and intangible assets of AccuMed have been determined by a third-party valuation resulting in a total purchase price of approximately $14,178,000.

     In June 2000, we entered into a License and Technology Agreement with Invirion, a company controlled by Dr. Bruce Patterson, granting us worldwide exclusive rights to certain medical technology for the detection of oncogenic (cancer causing) types of the HPV. This agreement provides for $500,000 in cash payments and warrants to purchase 400,000 shares of our common stock at an exercise price of $0.01, based on technology delivery milestones. On September 12, 2000, we signed an addendum to the agreement. The first addendum provided that Invirion's ownership and patentability of the technology was established, the initial HPV probe was delivered, and the first development milestone was met, and that the $250,000 in cash payments due would be paid in equal installments over a period of ten months. We also issued warrants to purchase 250,000 shares of our common stock at an exercise price of $0.01 per share in accordance with the terms of the agreement and first addendum. We used the Black-Scholes valuation model to determine a fair value for the warrants of $530,000 and recorded the amount as capitalized license and additional paid in capital. In January 2001, we signed the second addendum. This second addendum provided that the second development milestone was met in December 2000 and that $150,000 cash payment due would be paid in equal installments over a period of six months beginning in January 2000. The second addendum also amended the agreement to more closely reflect Dr. Patterson's inventorship and ownership of the technology. In June 2001, we signed the third addendum to the agreement. This third addendum provided that the final milestone would be split into three parts and that the first one was met in June 2001. As a result, we paid Dr. Patterson $35,000 in cash and issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.01 per share. We used the Black-Scholes valuation model to determine the fair value for the warrants of $49,000 and recorded the amount as capitalized license costs and additional paid in capital.

     We also signed a Development Agreement with Invirion and Dr. Patterson in June of 2000 to complete the development and integration of the HPV product with the InPath System. We paid $100,000 in cash and continue to pay $5,000 monthly consulting fees to cover all costs to complete the development project.

     On September 22, 2000, we issued a convertible promissory note to Azimuth in exchange for $500,000 in cash. The note bears interest at the rate of 15% per year and was due twelve months from the date of issue. The note was convertible into our common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. Since the conversion price was less than the market price of our common stock at the time of the transaction the holders are considered to have a beneficial conversion feature. We recorded a value of $125,000 to this beneficial conversion feature as debt discount, reducing the carrying amount of the debt. The debt discount is amortized as additional interest expense over the life of the note. During 2001 and 2000, we recorded non-cash charges of $91,000 and $34,000 respectively, to interest expense to reflect the amortized amount of debt discount. In August 2001, we issued Azimuth a warrant, which entitled the holder to purchase 500,000 shares of our common stock at an exercise price on $1.00 per share in exchange for Azimuth's agreement to relinquish the conversion feature of the note and extend the due date. We used the Black-Scholes valuation model to calculate a fair value of the warrant of $25,000 and charged the amount to interest expense. We repaid the note in full in November 2001. We used $300,000 in proceeds from this note to fund the AccuMed notes described above. The balance was used to fund license payments and the initial payment of a settlement arrangement with our former legal counsel.

     On November 1, 2000, we issued a convertible promissory note to Monsun, AS in exchange for $500,000 in cash. The note bears interest at the rate of 15% per year and was due twelve months from the date of issue. The note is convertible into our common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. Since the conversion price was less than the market price of our common stock at the time of the transaction the holders are considered to have a beneficial conversion feature. We recorded a value of $125,000 to this beneficial conversion feature as debt discount, reducing the carrying amount of the debt. The debt discount is amortized as additional interest expense over the life of the note.

During 2001 and 2000, we recorded charges of $104,000 and $21,000 to interest expense to reflect the amortized amount of debt discount. On October 31, 2001 we issued a warrant to Monsun, AS entitling the holder to purchase 100,000 shares of our common stock at an exercise price of $0.60 per share, a discount of 20% to the market price of our common stock at the time, as consideration for Monsun's agreement to extend the due date of the note until January 31, 2002. We used the Black-Scholes valuation model to determine a fair value of the warrant of $25,000 and charged the amount to interest expense during the period.

     On December 4, 2000, we issued a promissory note to Azimuth in exchange for $200,000 in cash. The note bore interest at the rate of 12% per year and was due December 31, 2000. As additional consideration for the note we issued Azimuth a warrant to purchase 50,000 shares of our common stock at a price of $0.937 per share, the approximate market price of our common stock at the time. Since the note was not repaid until February 20, 2001 we were required to pay a 3% increase in the rate of interest from January 1, 2001. We also were required to issue Azimuth two warrants, each to purchase 12,500 shares of our common stock, at an exercise price of $0.01 per share.

     On December 11, 2000, we issued a promissory note to Azimuth in exchange for $100,000 in cash. The note bore interest at the rate of 12% per year and was due 180 days from date of issue. As additional consideration for the note we issued Azimuth a warrant to purchase 1,000,000 shares of our common stock at a price of $1.25 per share, an approximate 15% premium to the market price of our stock at the time. The proceeds of this note were used to repay a convertible promissory note to AccuMed in conjunction with negotiations to acquire AccuMed.

     On February 1, 2001 and February 7, 2001, we issued promissory notes to Azimuth in exchange for $25,000 and $470,000, respectively, in cash. Those notes bore interest at the rate of 15% per annum. Those notes were required to be repaid from the proceeds of any new offering of debt or equity undertaken by us subsequent to the dates of the notes. As additional consideration for the note issued on February 7, 2001, we granted Azimuth a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share, an approximate 83% discount from the $1.50 market price of the common stock on the date the warrant was issued. That warrant expires five years from the date of the grant. We determined the value of the warrant to be $118,000, using the difference between the fair market interest rate and the stated interest rate. We used $470,000 to partially fund the loan to AccuMed made on February 7, 2001, in connection with the signing of a definitive agreement to acquire AccuMed. We repaid both notes and accrued interest on February 20, 2001. Since the February 7, 2001 note was repaid on February 20, 2001, we charged the entire value of the warrant, issued as additional consideration for the note, to interest expense during February 2001. We also repaid two additional promissory notes, issued in December 2000, and accrued interest on February 20, 2001. The proceeds of the February 2001 notes were used to fund a portion of the loan to AccuMed upon the signing of the agreement on February 7, 2001, pursuant to which AccuMed was merged into our subsidiary.

     In February 2001, we sold 1,333,856 shares of Series B convertible preferred stock to a limited number of U.S. and foreign accredited investors in a private offering. We received net cash proceeds from the offering of $5,176,000, including $500,000 received as a deposit in December 2000. On February 20, 2001, we used $809,000 of the proceeds to repay these two additional notes issued to Azimuth in December 2000, and all of the related accrued interest.

     Several advisory groups that assisted us in the February 2001 offering were compensated through the payment of $159,000 in cash, the issuance of 374,000 shares of common stock and the issuance of warrants to purchase 534,000 shares of common stock at an exercise price of $1.20 per share.

     On May 15, 2001, we completed the sale of the remaining 166,000 shares of authorized Series B convertible preferred stock in the private offering. We received net cash proceeds of $664,000. An advisory group that assisted us in finding investors was compensated through the issuance of 66,400 shares of our common stock and the issuance of a warrant to purchase 66,400 shares of our common stock at an exercise price of $1.20 per share. We determined a fair value of approximately $81,000 for the common stock issued to the advisory group. The fair value was based on the closing price of our common stock on the date of the transaction. We used the Black-Scholes valuation model to determine a fair value of $81,000 for the warrants issued to the advisory group.

     On May 15, 2001, we issued a convertible promissory note to NeoMed Innovations III, LP in exchange for $500,000 in cash. The note bears interest at the rate of 12% per year and is due twelve months from the date of issue. The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term at a conversion price of $1.00 per share. The conversion price of the note was less than the market price of the common stock at the date of issuance and therefore, the holder is considered to have a beneficial conversion feature. We determined the value of this beneficial conversion feature to be $50,000. This value was recorded as a reduction to the debt and will be amortized as additional interest expense over the life of the note. During the period from May 15, 2001 through September 30, 2001, we recorded $18,500 to interest expense to reflect the amortization of the debt discount on this note.

     On July 26, 2001, we issued a promissory note to Cadmus Corporation ("Cadmus") in exchange for $100,000 in cash. Alexander Milley, one of our directors and a significant stockholder, is also considered a control person of Cadmus. On August 6, 2001, we issued a promissory note to Azimuth in exchange for $100,000 in cash. The notes which were due on September 22, 2001 and subsequently extended to November 15, 2001 bore interest at the rate of 15% per annum. As additional consideration for the notes, we issued five-year warrants to Cadmus and Azimuth entitling each holder to purchase 250,000 shares of the common stock at an exercise price of $1.00 per share. The closing market prices of the common stock on the respective issue dates of the warrants entitling each holder to purchase 250,000 shares of common stock were $1.00 per share and $0.95 per share. We determined using the fair value interest rate method, the fair value of these warrants to be $7,200. This value was charged to interest expense during the third quarter.

     In August 2001, we agreed to issue a five-year warrant to Azimuth, entitling the holder to purchase 500,000 shares of common stock at $1.00 per share. In conjunction with the issuance of this warrant, Azimuth agreed to relinquish the conversion rights of a convertible promissory note issued by us in September 2000, which entitled Azimuth to convert the principal and accrued interest due under the note into common stock at a conversion price of $1.00 per share. The September 2000 note was considered to have a beneficial conversion feature for which we had determined a fair value of $125,000 in 2000. This fair value was recorded as a discount to the debt and was being amortized as additional interest expense over the term of the note. The closing market price of the common stock on the issue date of this warrant was $0.97 per share. We determined the fair value of the warrant to be approximately $21,000 based on the value of the unamortized debt discount at the date this warrant was issued and the conversion right on the note was waived. This value was charged to interest expense during the third quarter.

     In November 2001, we received $3,636,000 in net proceeds from the private sale of 1,331,499 shares of Series C convertible preferred stock to a limited number of accredited investors. The Series C preferred stock has a dividend rate of 10% and is convertible into common stock at a conversion rate equal to $0.60 per share.

     Also in November 2001, we received $1,750,000 in proceeds from the sale of 175,000 shares of Series D convertible preferred stock in a private sale to Ventana. The Series D convertible preferred stock has a dividend rate of 10% and is convertible into the common stock at a conversion rate of $1.00 per share. We also issued a three-year warrant to Ventana entitling the holder to purchase 1,750,000 shares of common stock at an exercise price of $1.15 per share.

     In December 2001, we completed a tender offer to exchange 1/25 of a share of Series E convertible preferred stock, par value $0.001 per share, for each outstanding share of our common stock, par value $0.001 per share, up to a maximum of 20,000,000 shares of common stock, or a maximum of 800,000 Series E convertible preferred stock. Since the transaction provided no liquidity or capital resources, further discussion is not considered necessary for this purpose.

     We incurred approximately $542,000 and $307,000 in capital expenditures for the years ended December 31, 2001 and 2000 respectively. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. The increase in 2001 capital expenditures resulted in increased purchases of laboratory and computer equipment and software in support of our product development and research efforts and in support of our clinical trial network.

     Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. We have incurred significant operating losses since inception of the business. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research and development and other activities and may be forced to cease operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A market risk inherent in our financial statements is the potential loss in fair value arising from adverse changes in interest rates. We do not engage in any hedge transactions or use derivative financial instruments to reduce our exposure to interest rate changes since all of our indebtedness is at fixed interest rates. At December 31, 2001, the carrying amount of our debt instruments approximated their fair value. In addition, as of December 31, 2001, we were not exposed to any material foreign-currency, equity-price or other type of market or price risk. Samba conducts the majority of its operations in Europe using local European currencies. At December 31, 2001, we have recorded a negative cumulative translation adjustment of $53,472 reflecting the valuation, using December 31, 2001 currency exchange rates, of our investment in and current account with Samba.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999, together with the report thereon of Ernst & Young LLP dated April 8, 2002, are filed as part of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required for this item is incorporated by reference to the discussion captioned "ELECTION OF DIRECTORS" in our Proxy Statement for the 2002 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required for this item is incorporated by reference to the discussion captioned "EXECUTIVE COMPENSATION" in our Proxy Statement for the 2002 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required for this item is incorporated by reference to the discussion captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in our Proxy Statement for the 2002 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Of the 3,583,330 shares sold in the private offering we sold 1,333,333 shares of our common stock to Seaside Partners, L.P. at $1.50 per share for total proceeds of $2,000,000. Denis M. O' Donnell, one of our directors is a member and manager of Seaside Advisers, L.L.C., a firm which provides investment management services to Seaside Partners, L.P. The sale, in conjunction with a private offering of our common stock to accredited investors, was made under terms similar to other investors in the offering. In lieu of cash, we agreed to accept payment in the form of a $2,000,000 promissory note due July 27, 2000 that bore interest at the rate of 8% per annum. The note provisions allowed for prepayment at anytime and the due date could be extended by mutual agreement. We retained the stock certificates until the note principal and accrued interest was paid in full. We agreed to extend the due date of the note until November 30, 2000. Seaside made principal payments amounting to $1,550,000 during 2000 and the remaining $450,000 principal amount was repaid between June and August of 2001. The accrued interest on the note was paid in August and December of 2001.

     On September 22, 2000, we issued a convertible promissory note to Azimuth Corporation, a company controlled by Alexander M. Milley, one of our directors and a significant stockholder, in exchange for $500,000 in cash. The note bore interest at the rate of 15% per year and was due twelve months from the date of issue. The note was convertible into our common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. Since the conversion price was less than the market price of our common stock at the time of the transaction the holder was considered to have a beneficial conversion option. We are required to record the $125,000 calculated value of this beneficial conversion option as debt discount, reducing the carrying amount of the debt and additional paid in capital. The debt discount was amortized as additional interest expense over the life of the note. During 2001 and 2000, we recorded charges of $91,000 and $34,000, respectively, to interest expense to reflect the amortized amount of debt discount in each period.

     In August 2001, we agreed to issue a five-year warrant to Azimuth entitling the holder to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share. In conjunction with the issuance of this warrant, Azimuth agreed to relinquish the conversion rights granted to it under the terms of the convertible promissory note described above. The closing market price of our common stock on the issue date of the warrant was $.97 per share. We determined the fair value of the warrant to be approximately $21,000 based on the value of the unamortized debt discount at the date the warrant was issued and the conversion right under the note was waived. This value was charged to interest expense during the third quarter of 2001.

     We used $300,000 from the September 22, 2000 note described above to fund a loan to AccuMed International, Inc. in accordance with the terms of an agreement under which AccuMed was merged into our wholly-owned subsidiary. The balance was used to fund license payments and the initial payment of a settlement arrangement with our former legal counsel.

     On December 4, 2000, we issued a promissory note to Azimuth in exchange for $200,000 in cash. The note bore interest at the rate of 12% per year and was due December 31, 2000. As additional consideration for the note, we issued Azimuth a five-year warrant to purchase 50,000 shares of our common stock at a price of $0.937 per share, the approximate market price of our stock at the time. The note was repaid on February 20, 2000. In that the note was not repaid when due, we were obligated by the terms of the note to pay a 3% increase in the rate of interest from January 1, 2001 until the date of payment. We were also obligated to issue Azimuth two warrants, each to purchase 12,500 shares of our common stock, at an exercise price of $0.01 per share, representing a two month late payment penalty.

     We determined the value of these warrants to be $1,184 and charged the amount to interest expense during 2001. The proceeds of the note were used for general working capital and to pay license fees.

     On December 11, 2000, we issued a promissory note to Azimuth in exchange for $100,000 in cash. The note bore interest at the rate of 12% per year and was due 180 days from date of issue. As additional consideration for the note we issued Azimuth a five-year warrant to purchase 1,000,000 shares of our common stock at a price of $1.25 per share, an approximate 15% premium over the market price of our common stock on the date the warrant was issued. The proceeds of this note were used to repay a convertible promissory note to AccuMed due on March 29, 2001. The prepayment was made in conjunction with ongoing negotiations to acquire AccuMed. We repaid the note and accrued interest on February 20, 2001.

     On February 1, 2001 and February 7, 2001, we received $495,000 in cash from Azimuth in exchange for two promissory notes bearing interest at 15% per year. Of the cash received, $470,000 was used to partially fund a loan to AccuMed made on February 7, 2001, in connection with a definitive agreement to acquire

AccuMed. As additional compensation for these loans, we issued Azimuth a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.25 per share, an approximate 83% discount from the $1.50 market price of our common stock on the date the warrant was issued. We determined the value of the warrant to be $118,000, using the difference between the fair market interest rate and the stated interest rate, and recorded the value as additional paid in capital and also charged the entire value to interest expense during February 2001. On February 20, 2001, we used $809,000 of the proceeds from a private offering of Series B convertible preferred stock to repay these notes, two additional notes issued to Azimuth in December 2000 and described above, and all of their related accrued interest.

     On July 26, 2001, we issued a promissory note to Cadmus Corporation in exchange for $100,000 in cash. On August 6, 2001, we issued a promissory note to Azimuth Corporation in exchange for $100,000 in cash. Alexander M. Milley, one of our directors and a significant stockholder, is also considered a control person of Cadmus. The notes which were due on September 22, 2001, and subsequently extended until November 15, 2001 bear interest at the rate of 15% per annum. As additional consideration for the notes, we issued five-year warrants to Cadmus and Azimuth entitling the holders to each purchase 250,000 shares of common stock at an exercise price of $1.00 per share. The closing market prices of common stock on the respective issue dates of the warrants entitling each holder to purchase 250,000 shares of common stock were $0.97 per share and $0.93 per share. We determined the fair value of these warrants to be $7,200 using the fair value interest rate method. This value was charged to interest expense during the third quarter. The notes were repaid in November 2001.

     On August 6, 2001, we issued a promissory note to Northlea Partners, Ltd. in exchange for $25,000 in cash. John Abeles, one of our directors, is the general partner of Northlea Partners, Ltd. The terms of the note are the same as the notes issued to Cadmus and Azimuth. As additional consideration for this note, we issued a five-year warrant to Northlea Partners, Ltd. entitling the holder to purchase 62,500 shares of common stock at an exercise price of $1.00 per share. The closing market price of the common stock on the issue date of this warrant was $0.93 per share. We determined the fair value of the warrant to be $845 using the fair value interest rate method. This value was charged to interest expense during the third quarter. The note remains outstanding as of the date of this report.

     On September 18, 2001, we issued a promissory note to Northlea Partners, Ltd. in exchange for $15,000 in cash. The note was due on December 17, 2001 and bears interest at the rate of 9% per annum. Also on September 18, 2001, we issued a promissory note to Robert Shaw, one of our directors, in exchange for $25,000 in cash. The note was due December 17, 2001 and bore interest at the rate of 9% per annum. The notes remain outstanding as of the date of this report.

     In October of 2001, Leonard R. Prange, our former President and COO/CFO, purchased 20,000 shares of our Series C convertible preferred stock at a purchase price of $3.00 per share. The purchase was made in conjunction with a private offering of our Series C convertible preferred stock to accredited investors and was made under the same terms and conditions as other investors in the offering. The Series C convertible preferred stock has a dividend of 10% and is convertible into our common stock at a conversion price of $0.60 per share.

     Mr. Gombrich, our CEO and chairman of the board, tendered 2,631,825 shares of common stock in exchange for 105,265 shares of Series E convertible preferred stock. Mr. Milley, one of our directors, tendered 656,486 shares of common stock in exchange for 26,259 shares of Series E convertible preferred stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

DOCUMENTS FILED AS PART OF REPORT

  (A) 1. FINANCIAL STATEMENTS

                                                                PAGE
            INDEX TO FINANCIAL STATEMENTS NUMBER               NUMBER
            ------------------------------------               ------
Report of Independent Auditors..............................     F-1
Consolidated Balance Sheets at December 31, 2001 and 2000...     F-2
Consolidated Statements of Operations for the three years
  ended December 31, 2001, 2000, and 1999...................     F-3
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2001, 2000, and 1999...................     F-4
Consolidated Statement of Stockholder's Equity (Deficit) for
  the three years ended December 31, 2001, 2000 and 1999....     F-6
Notes to Consolidated Financial Statements..................     F-9
  (A) 2. FINANCIAL STATEMENT SCHEDULES......................    F-31

     The following financial statement schedule is filed as part of this report as page F-30;

        Schedule IX -- Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

  (A) 3. EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.1    Bell National Corporation Plan of Reorganization (Annex I).
          (Incorporated herein by reference to Item 1 of the Bell
          National Corporation Annual Report on Form 10-K for the
          period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987.)*
   2.2    Exchange Agreement dated December 4, 1998 among the Company,
          InPath, and the InPath Members. (Incorporated herein by
          reference to Appendix A to the Bell National Corporation
          Definitive Proxy Statement on Schedule 14A, filed on April
          30,1999.)*
   2.3    Agreement and Plan of Merger of Bell National Corporation
          and the Company. (Incorporated herein by reference to
          Appendix C to the Bell National Corporation Definitive Proxy
          Statement on Schedule 14A, filed on April 30, 1999.)*
   2.4    Agreement and Plan of Merger by and among AccuMed
          International, Inc., AccuMed Acquisition Corp. and Ampersand
          Medical Corporation, dated as of February 7, 2001.
          (Incorporated herein by reference to Appendix I to
          Registration Statement No. 333-61666.)
   2.5    Amendment No. 1, dated May 14, 2001 to the Agreement and
          Plan of Merger by and among AccuMed International, Inc.,
          AccuMed Acquisition Corp. and Ampersand Medical Corporation,
          dated February 7, 2001. (Incorporated herein by reference to
          Appendix I to Registration Statement No. 333-61666.)
   3.1    Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Bell National Corporation
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1988.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   3.2    Bylaws of Bell National Corporation. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1989.)*
   3.3    Certificate of Incorporation of the Company as amended.
          (Incorporated herein by reference to Appendix D to the Bell
          National Corporation Definitive Proxy Statement on Schedule
          14A, filed on April 30, 1999.)*
   3.4    By-laws of the Company. (Incorporated herein by reference to
          Appendix E to the Bell National Corporation Definitive Proxy
          Statement on Schedule 14A, filed on April 30, 1999.)*
   3.5    Certificate of Designation, Preferences and Rights of Series
          A Convertible Preferred Stock of Ampersand Medical
          Corporation. (Incorporated herein by reference to Exhibit
          3.5 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)
   3.6    Certificate of Designation, Preferences and Rights of Series
          B Convertible Preferred Stock of Ampersand Medical
          Corporation. (Incorporated herein by reference to Exhibit
          3.6 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)
   3.7    Certificate of Incorporation of Molecular Diagnostics, Inc.,
          as amended. (Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated September 26,
          2001.)
   3.8    Section 6 of Article VII of the By-laws of the Company as
          amended. (Incorporated herein by reference to Exhibit 3.3 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
   3.9    Certificate of Designation, Preferences and Rights of Series
          C Convertible Preferred Stock of Molecular Diagnostics, Inc.
          (Incorporated herein by reference to Exhibit 3.4 to the
          Company's S-2 Registration Statement, File No. 333083578
          filed February 28, 2002)
  3.10    Certificate of Amendment of Certificate of Designation,
          Preferences and Rights of Series C Convertible Preferred
          Stock. (Incorporated herein by reference to Exhibit 3.5 to the Company's S-2 Registration Statement, File No. 333083578
          filed February 28, 2002)
  3.11    Certificate of Amendment of Amended Certificate of
          Designation, Preferences and Rights of Series C Convertible
          Preferred Stock. (Incorporated herein by reference to
          Exhibit 3.6 to the Company's S-2 Registration Statement,
          File No. 333083578 filed February 28, 2002)
  3.12    Certificate of Designation, Preferences and Rights of Series
          D Convertible Preferred Stock. (Incorporated herein by
          reference to Exhibit 3.7 to the Company's S-2 Registration
          Statement, File No. 333083578 filed February 28, 2002)
  3.13    Certificate of Designation, Preferences and Rights of Series
          E Convertible Preferred Stock. (Incorporated herein by
          reference to Exhibit 3.8 to the Company's S-2 Registration
          Statement, File No. 333083578 filed February 28, 2002)
   4.1    Form of Common Stock Purchase Warrant, as executed by Bell
          National Corporation on December 4, 1998 with respect to
          each of Mr. Gombrich, Theodore L. Koenig, William J. Ritger,
          Fred H. Pearson, Walter Herbst, AccuMed International, Inc.,
          Northlea Partners Ltd., and Monroe Investments, Inc.
          (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)*
   4.2    Stockholders Agreement dated December 4, 1998 among the
          Company, Winchester National, Inc., the InPath Members, and
          Mr. Milley, Mr. Shaw, Cadmus, and MMI (collectively, the
          "Claimants"). (Incorporated herein by reference to Exhibit 2 to the Schedule 13D filed jointly by the InPath Members on
          December 14, 1998.)*
   4.3    Form of Common Stock Purchase Warrant issued to Holleb &
          Coff on July 4, 1999 representing the right to purchase
          250,000 shares of Common Stock of the Company in connection with legal services rendered. (Incorporated herein by
          reference to Exhibit 4.3 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   4.4    Form of Common Stock Purchase Warrant issued to The Research
          Works on October 11, 1999 representing the right to purchase
          70,000 shares of Common Stock of the Company in connection with the preparation of an investment research report.
          (Incorporated herein by reference to Exhibit 4.4 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1999.)*
   4.5    Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 10, 1999 representing the right to purchase 50,000 shares of Common Stock of the Company as
          additional consideration for a 12% Convertible Promissory
          Note issued on the same date. (Incorporated herein by
          reference to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1999.)*
   4.6    Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 96,250 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.6 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
   4.7    Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 75,759 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.7 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
   4.8    Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 121,313 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.8 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
   4.9    Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 94,697 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.9 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
  4.10    Form of Common Stock Purchase Warrant issued to William J.
          Ritger on May 24, 2000 representing the right to purchase
          531,614 shares of Common Stock of the Company in connection with financial advisory services rendered. (Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
  4.11    Form of Common Stock Purchase Warrant issued to Denis M.
          O'Donnell on May 24, 2000 representing the right to purchase
          784,901 shares of Common Stock of the Company in connection with financial advisory services rendered. (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
  4.12    Form of Common Stock Purchase Warrant issued to Prospektiva,
          SA on May 23, 2000 representing the right to purchase 48,333 shares of Common Stock of the Company in connection with
          financial advisory services rendered. (Incorporated by
          reference to Exhibit 4.12 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
  4.13    Form of Common Stock Purchase Warrant issued to Dr. Bruce
          Patterson, on September 12, 2000 representing the right to purchase 150,000 shares of Common Stock of the Company as
          additional consideration for the achievement of product
          development milestones under a License and Development
          Agreement for Specific Medical Technology for the Detection
          of Oncogenic HPV Virus. (Incorporated by reference to
          Exhibit 4.13 to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000.)*
  4.14    Form of Common Stock Purchase Warrant issued to Dr. Bruce
          Patterson, on September 12, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company as
          consideration for an Addendum to a License and Development
          Agreement for Specific Medical Technology for the Detection
          of Oncogenic HPV Virus. (Incorporated by reference to
          Exhibit 4.14 to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.15    Form of Common Stock Purchase Warrant issued to Osprey
          Partners, on November 22, 2000 representing the right to
          purchase 100,000 shares of Common Stock of the Company in
          connection with financial advisory services to be rendered over twelve months. (Incorporated by reference to Exhibit
          4.15 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
  4.16    Form of Common Stock Purchase Warrant issued to Univest
          Management, Inc. on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company in connection with financial advisory services to be rendered over twelve months. (Incorporated by reference to Exhibit
          4.16 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
  4.17    Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 1, 2000 representing the right to
          purchase 50,000 shares of Common Stock of the Company as
          additional consideration for a 12% Promissory Note issued on
          December 4, 2000. (Incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
  4.18    Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 8, 2000 representing the right to
          purchase 1,000,000 shares of Common Stock of the Company as additional consideration for a 15% Promissory Note issued on
          December 11, 2000 in connection with the proposed
          acquisition of AccuMed International, Inc. by the Company.
          (Incorporated by reference to Exhibit 4.18 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
  4.19    Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on February 7, 2001 representing the right to
          purchase 1,000,000 shares of Common Stock of the Company as additional consideration for two 15% Promissory notes issued on February 1, 2001 and February 7, 2001 in connection with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
  4.20    Common Stock Purchase Warrant issued to Azimuth Corporation on August 6, 2001 representing the right to purchase 250,000 shares of common stock of the Company as additional
          consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.24 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)
  4.21    Common Stock Purchase Warrant issued to Cadmus Corporation on August 6, 2001 representing the right to purchase 250,000 shares of common stock of the Company as additional
          consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.23 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)
  4.22    Common Stock Purchase Warrant issued to Northlea Partners,
          Ltd. on August 6, 2001 representing the right to purchase
          62,500 shares of common stock of the Company as additional consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.27 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)
  4.23    Common Stock Purchase Warrant issued to Azimuth Corporation on July 26, 2001 representing the right to purchase 500,000 shares of common stock of the Company as consideration of
          Azimuth's waiver of the conversion feature of its $500,000 convertible promissory note issued September 22, 2000.
          (Incorporated by reference to Exhibit 4.25 to the Company's
          S-4 Registration Statement File No. 333-61666 filed August
          24, 2001.)
  4.24    Common Stock Purchase Warrant issued to Azimuth Corporation on August 17, 2001 representing the right to purchase 25,000 shares of common stock of the Company. (Incorporated by
          reference to Exhibit 4.26 to the Company's S-4 Registration
          Statement File No. 333-61666, filed August 24, 2001.)
  4.25    Common Stock Purchase Warrant issued to Tucker Anthony
          Incorporated on July 10, 2001 representing the right to
          purchase 150,000 shares of common stock of the Company.
          (Incorporated by reference to Exhibit 4.28 to the Company's
          S-2 Registration Statement, File No. 333-83578 filed
          February 28, 2002).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.26    Common Stock Purchase Warrant issued to Ventana Medical
          Systems, Inc. on November 2, 2001 representing the right to purchase 1,750,000 shares of common stock of the Company.
          (Incorporated by reference to Exhibit 4.29 to the Company's
          S-2 Registration Statement, File No. 333-83578 filed
          February 28, 2002).
  4.27    Form of Confidential $5,000,000 Common Stock Private
          Offering Memorandum dated January 2000. (Incorporated by
          reference to Exhibit 4.20 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
  4.28    Form of Confidential $5,000,000 Series B Convertible
          Preferred Stock Private Offering memorandum dated November
          2000 and amended January 30, 2001. (Incorporated by
          reference to Exhibit 4.21 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
  4.29    Amendment No. 1 to Stockholders Agreement dated July 25,
          2000 among the Company, the InPath Members, Mr. Milley, Mr.
          Shaw, MMI, Cadmus Corporation, and Winchester National, Inc.
          (Incorporated by reference to Exhibit 4.22 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
  10.1    Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Raymond O'S. Kelly.
          (Incorporated herein by reference to Exhibit 10.5 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
  10.2    Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Nicholas E. Toussaint.
          (Incorporated herein by reference to Exhibit 10.7 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
  10.3    Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Nicholas E. Toussaint.
          (Incorporated herein by reference to Exhibit 10.7 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
  10.4    SAR Agreement Extension dated November 15, 1995 between the
          Company and Raymond O'S. Kelly. (Incorporated herein by
          reference to Exhibit 10.20 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1995.)*
  10.5    SAR Agreement Extension dated November 15, 1995 between the
          Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1995.)*
  10.6    Employment Agreement dated May 1, 1998 between Mr. Gombrich and InPath, LLC, as amended on December 4, 1998.
          (Incorporated herein by reference to Exhibit 10.6 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1998.)*
  10.7    Claims Agreement dated December 4, 1998 among the Company, the Claimants, and Liberty Associates Limited Partnership.
          (Incorporated herein by reference to Exhibit 4 to the
          Schedule 13D filed jointly by the InPath Members on December
          14, 1998.)*
  10.8    Ampersand Medical Corporation Equity Incentive Plan
          established as of June 1, 1999. (Incorporated herein by
          reference to Appendix F to the Bell National Corporation
          Definitive Proxy Statement on Schedule 14A, as filed on
          April 30, 1999.)*
  10.9    Ampersand Medical Corporation Employee Stock Purchase Plan.
          (Incorporated herein by reference to Appendix G to the Bell
          National Corporation Definitive Proxy statement on Schedule
          14A, as filed on April 30, 1999.)*
 10.10    Employment Agreement dated June 1, 1999 between Mr. Prange and the Company. (Incorporated herein by reference to
          Exhibit 10.11 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1999.)*
 10.11    Lease Agreement between the Company and O.P., L.L.C. dated
          September 1, 1999 pertaining to the premises located at
          suite 305, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to Exhibit 10.12 of the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1999.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.12    Amendment to Lease Agreement between the Company and O.P.,
          L.L.C. dated November 1, 1999 pertaining to the premises at suite 300, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to Exhibit 10.13 of the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1999.)*
 10.13    Form of Note purchase agreements dated between March 1, 1999 and June 29, 1999 between the Company and several
          purchasers. (Incorporated herein by reference to Exhibit
          10.14 of the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1999.)*
 10.14    Form of 6% Convertible Subordinated Note Due 2000, dated
          between March 1, 1999 and June 29, 1999 issued by the
          Company to several purchasers. (Incorporated herein by
          reference to Exhibit 10.15 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
 10.15    Schedule of purchasers of 6% Convertible Notes Due 2000,
          including dates and amount purchased. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*
 10.16    Form of Senior Convertible Promissory Note issued to Azimuth
          Corporation on December 10, 1999. (Incorporated herein by
          reference to Exhibit 10.17 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
 10.17    Form of Restricted Stock Award of 50,000 shares of Common
          Stock issued to David A. Fishman, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting
          Agreement dated June 1, 1999. (Incorporated herein by
          reference to Exhibit 10.18 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)
 10.18    Form of Restricted Stock award of 50,000 shares of Common
          Stock issued to Arthur L. Herbst, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting
          Agreement dated July 1, 1999. (Incorporated herein by
          reference to Exhibit 10.19 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
 10.19    Form of $2,000,000 note received from Seaside Partners, L.P.
          on April 28, 2000. (Incorporated by reference to Exhibit
          10.20 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
 10.20    Form of $300,000 note received from AccuMed International,
          Inc. on September 22, 2000 in conjunction with the proposed acquisition of AccuMed by the Company. (Incorporated by
          reference to Exhibit 10.21 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 10.21    Form of $500,000 Convertible Promissory Note issued to
          Azimuth Corporation on September 22, 2000 in connection with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
 10.22    Form of $500,000 Convertible Promissory Note issued to
          Monsun, AS on November 1, 2000. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
 10.23    Form of $200,000 Promissory Note issued to Azimuth
          Corporation on December 4, 2000. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
 10.24    Form of $100,000 Promissory Note issued to Azimuth
          Corporation on December 11, 2000 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.25 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
 10.25    Amendment to Patent and Technology License Agreement dated
          June 9, 2000 by and between Ampersand Medical Corporation,
          AccuMed International, Inc. and InPath, L.L.C. (Incorporated
          by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.26    License and Development Agreement for Specific Medical
          Technology for the Detection of Oncogenic HPV Virus dated
          June 23, 2000, by and between Invirion, Dr. Bruce Patterson, and Ampersand Medical Corporation. (Incorporated by
          reference to Exhibit 10.27 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 10.27    First Addendum to License and Development Agreement for
          Specific Medical Technology for the Detection of Oncogenic
          HPV Virus dated September 12, 2000, by and between Invirion,
          Dr. Bruce Patterson and Ampersand Medical Corporation.
          (Incorporated by reference to Exhibit 10.28 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 10.28    Second Addendum to License and Development Agreement for
          Specific Medical Technology for the Detection of Oncogenic
          HPV Virus dated January 12, 2001, by and between Invirion,
          Dr. Bruce Patterson and Ampersand Medical Corporation.
          (Incorporated by reference to Exhibit 10.29 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 10.29    Form of $25,000 Promissory Note issued to Azimuth
          Corporation on February 1, 2001 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.30 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
 10.30    Form of $470,000 Promissory Note issued to Azimuth
          Corporation on February 7, 2001 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.31 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
 10.31    Lease Agreement between the Company and O.P., L.L.C date May
          18, 2000, pertaining to premises located at 414 N. Orleans,
          Suite 510, Chicago, Illinois 60610. (Incorporated by
          reference to Exhibit 10.32 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 10.32    First Amendment to Lease Agreement between the Company and
          O.P., L.L.C. dated February 13, 2001, pertaining to
          additional premises at 414 N. Orleans, Suite 503, Chicago,
          Illinois 60610 and extending the term of the original lease until February 28, 2006. (Incorporated by reference to
          Exhibit 10.33 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
 10.33    Form of Restricted Stock Award of 25,000 shares of Common
          Stock issued to Eric A Gombrich on May 1, 2000 as additional compensation under a 36 month Employment Agreement dated
          April 1 2000. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
 10.34    Form of Restricted Stock Award of 50,000 shares of Common
          Stock issued to Ralph M. Richart, M.D., on July 24, 2000 as additional compensation under a 36 month Consulting
          Agreement dated June 1, 2000. (Incorporated by reference to
          Exhibit 10.35 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
 10.35    Form of Restricted Stock Award of 50,000 shares of Common
          Stock issued to J. Thomas Cox, M.D., on October 20, 2000 as additional compensation under a 36 month Consulting
          Agreement dated October 15, 2000. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)
 10.36    Form of Voting Agreement between the Company and each of the officers and directors of AccuMed International, Inc.
          (Exhibit A to the Agreement and Plan of Merger included in
          Appendix I to the proxy statement-prospectus.)
 10.37    $100,000 Promissory Note issued to Cadmus Corporation on
          July 26, 2001. (Incorporated by reference to Exhibit 10.39 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
 10.38    $100,000 Promissory Note issued to Azimuth Corporation on
          August 6, 2001. (Incorporated by reference to Exhibit 10.40 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.39    $25,000 Promissory Note issued to Northlea Partners, Ltd. on
          August 6, 2001. (Incorporated by reference to Exhibit 10.41 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
  21.1    Subsidiaries of the Company.

---------------

* SEC File No. 0-935

  (B) REPORTS ON FORM 8-K

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

     The Company filed a Current Report on Form 8K dated December 31, 2001 reporting, under Item 5, that Leonard R. Prange tendered his resignation on December 31, 2001, as President, Chief Operating Officer, Chief Financial Officer and Secretary of the Company. The Company's Board of Directors appointed Peter P. Gombrich, the Chairman of the Board of Directors, to fill the vacancy in those offices until a successor is hired.

  (C) SEE ITEM 14 (A)3 ABOVE

  (D) THE FINANCIAL STATEMENTS SCHEDULES ARE FILED (AS A SEPARATE SECTION OF THIS REPORT)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOLECULAR DIAGNOSTICS, INC.

                                          BY: /s/ PETER P. GOMBRICH
                                            ------------------------------------
                                            Peter P. Gombrich
                                            Chairman of the Board, and
                                            Chief Executive Officer

Date: April 11, 2002

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

                   SIGNATURE                                        TITLE                          DATE
                   ---------                                        -----                          ----

             /s/ PETER P. GOMBRICH                Director, Chairman of the Board, and Chief  April 11, 2002
------------------------------------------------  Executive Officer, Acting President and
               Peter P. Gombrich                  Chief Financial Officer (Principal
                                                  Executive Officer)

            /s/ ALEXANDER M. MILLEY               Director                                    April 11, 2002
------------------------------------------------
              Alexander M. Milley

                /s/ JOHN ABELES                   Director                                    April 11, 2002
------------------------------------------------
                  John Abeles

             /s/ DENIS M. O'DONNELL               Director                                    April 11, 2002
------------------------------------------------
               Denis M. O'Donnell

               /s/ ROBERT C. SHAW                 Director                                    April 11, 2002
------------------------------------------------
                 Robert C. Shaw

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Molecular Diagnostics, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Molecular Diagnostics, Inc. and Subsidiaries, formerly Ampersand Medical Corporation, as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Molecular Diagnostics, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Chicago, Illinois
April 8, 2002

                        PART I -- FINANCIAL INFORMATION

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  1,025   $     13
  Notes receivable..........................................        --        330
  Accounts receivables, net of allowance for doubtful
    accounts of $4 at December 31, 2001 and 2000............       463        465
  Accrued interest receivable...............................        --         73
  Inventories...............................................       533        248
  Refundable taxes..........................................       116        119
  Due from stockholder......................................        50         46
  Prepaid expenses and other current assets.................       141        105
                                                              --------   --------
         Total current assets...............................     2,328      1,399
Fixed Assets, net...........................................       835        385
Other Assets:
  License, patents, and technology, net of amortization.....     8,180      1,637
  Goodwill, net of amortization.............................       283        148
  Prepaid royalties.........................................        --      1,006
                                                              --------   --------
         Total assets.......................................  $ 11,626   $  4,575
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................  $  2,502   $  1,909
  Customer and other deposits...............................        49        547
  Accrued payroll costs.....................................       868        231
  Accrued expenses..........................................     1,126        586
  Deferred revenue..........................................       567        195
  Revolving line of credit..................................       177        127
  Lease obligation..........................................        87         --
  Notes payable -- related party............................        65        709
  Notes payable.............................................     1,359        396
                                                              --------   --------
         Total current liabilities..........................     6,800      4,700
Lease Obligation, less current portion......................       203         --
                                                              --------   --------
             Total liabilities..............................     7,003      4,700
                                                              --------   --------
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; shares
  authorized -- 5,000,000; shares issued and outstanding in
  2001 -- 3,493,078.........................................    21,089         --
Common stock, $0.001 par value; shares
  authorized -- 50,000,000; shares issued and
  outstanding -- 25,304,883 and 30,211,457, at December 31,
  2001 and December 31, 2000, respectively..................        26         30
Additional paid-in capital..................................    12,212     12,018
Treasury stock; 192,088 shares at December 31, 2001.........      (327)        --
Deferred compensation.......................................       (61)        --
Note receivable from stockholder............................        --       (450)
Accumulated deficit.........................................   (28,289)   (11,626)
Accumulated comprehensive loss --
    Cumulative translation adjustment.......................       (27)       (97)
                                                              --------   --------
         Total stockholders' equity (deficit)...............     4,623       (125)
                                                              --------   --------
         Total liabilities and stockholders' equity
          (deficit).........................................  $ 11,626   $  4,575
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Net Sales.............................................  $       877   $     1,094   $     1,040
Costs and Expenses:
  Cost of goods sold..................................          476           637           542
  Research and development............................        4,034         3,426         1,782
  Selling, general and administrative expenses........        6,347         3,719         2,833
  Impairment loss.....................................        6,107            --            --
                                                        -----------   -----------   -----------
          Total costs and expenses....................       16,964         7,782         5,157
                                                        -----------   -----------   -----------
Operating Loss........................................      (16,087)       (6,688)       (4,117)
                                                        -----------   -----------   -----------
Other income (expense):
  Interest expense -- related party...................         (230)         (155)          (14)
  Interest expense....................................         (296)          (80)          (72)
  Interest income, related party......................           25            63            --
  Interest income.....................................           85            10            --
  Other, net..........................................         (127)          239           (23)
                                                        -----------   -----------   -----------
                                                               (543)           77          (109)
                                                        -----------   -----------   -----------
Loss before income taxes..............................      (16,630)       (6,611)       (4,226)
                                                        -----------   -----------   -----------
Income taxes..........................................           --            --            --
                                                        -----------   -----------   -----------
Net loss..............................................  $   (16,630)  $    (6,611)  $    (4,226)
                                                        ===========   ===========   ===========
Preferred stock dividends.............................         (562)           --            --
Deemed dividend upon issuance of convertible preferred
  stock...............................................       (2,599)           --            --
                                                        -----------   -----------   -----------
Total dividends.......................................       (3,161)           --            --
                                                        -----------   -----------   -----------

Net loss available for common shareholders............  $   (19,791)  $    (6,611)  $    (4,226)
                                                        ===========   ===========   ===========
Basic and fully diluted net loss per common share.....  $      (.62)  $      (.24)  $      (.29)
                                                        ===========   ===========   ===========
Weighted average number of common shares
  outstanding.........................................   32,019,531    27,869,274    14,336,667
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------   -------   -------
Operating Activities:
  Net loss..................................................  $(16,630)  $(6,611)  $(4,226)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Forgiveness of amounts due to service providers
     recognized as expense in prior years...................        --      (220)       --
    Amortization of debt discount...........................       241       139        --
    Depreciation and amortization...........................       683       428       292
    Loss on impairment of goodwill..........................     5,833
    Loss on write-off of Cell Solutions.....................       127
    Loss on disposal of equipment...........................        --        --        21
    Loss on impairment of patents...........................       274
    Stock, warrants, and options issued to non-employees for
     services...............................................       379       488       201
    Compensation expense related to Stock Appreciation
     Rights.................................................       252        91       231
    Expenses paid with common stock.........................        37        71        --
    Interest expense paid with stock........................        66        20        --
    Changes in assets and liabilities:
      Accounts receivable, net..............................        12       (67)     (398)
      Inventories...........................................        (9)     (186)      (62)
      Refundable taxes......................................        (3)       12      (131)
      Due from stockholder..................................       (50)       --        --
      Prepaid expenses and other current assets.............        32      (166)      111
      Prepaid royalties.....................................        36      (500)       --
      Accounts payable......................................      (334)      680       861
      Deposits..............................................         3         7        40
      Deferred revenue......................................       135       127        68
      Accrued royalties.....................................        --      (250)      250
      Accrued expenses......................................       953        21       697
                                                              --------   -------   -------
Net cash used for operating activities......................    (7,963)   (5,916)   (2,045)
                                                              --------   -------   -------
Cash used in investing activities:
  Payments for acquisitions.................................        --        --      (500)
  Net cash acquired.........................................        43        --        --
  Expenditures for license, patents, and technology.........      (134)     (532)      (25)
  Capital purchases.........................................      (542)     (307)     (144)
  Issuances for notes receivable............................    (1,270)     (330)       --
                                                              --------   -------   -------
Net cash used for investing activities......................    (1,903)   (1,169)     (669)
                                                              --------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of convertible notes payable.......        --       500     1,146
  Proceeds from issuance of convertible notes payable,
    related party...........................................        --       500        --
  Proceeds from issuance of notes payable...................       600        --        --
  Proceeds from issuance of notes payable, related party....       810       300        --
  Proceeds from issuance of common stock, net of costs
    incurred................................................         6     5,484       983
  Proceeds from issuance of preferred stock, net of costs
    incurred................................................    10,452        --        --
  Proceeds from note payable from shareholder...............       450        --        --
  Payment of notes payable..................................       (27)     (175)       --
  Payment of notes payable, related party...................    (1,545)      (26)     (130)
  Proceeds from revolving line of credit, net...............        58        (7)      134
Deposit received for future purchase of stock...............        --       500        --
                                                              --------   -------   -------
Net cash provided by financing activities...................    10,804     7,076     2,133
                                                              --------   -------   -------

  The accompanying notes are an integral part of these consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              -------   -----   ------
Effect of exchange rate changes on cash.....................      74     (14)     (83)
                                                              ------    ----    -----
Net increase (decrease) in cash and cash equivalents........   1,012     (23)    (664)
Cash and cash equivalents at beginning of period............      13      36      700
                                                              ------    ----    -----
Cash and cash equivalents at end of period..................  $1,025    $ 13    $  36
                                                              ------    ----    -----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest....................................................  $  135    $ 13    $   5
Income taxes................................................  $   --    $ --    $  --
NON-CASH TRANSACTION DURING THE PERIOD FOR:
Note receivable given to purchase Common Stock..............      --    $450    $  --
Warrants issued for license.................................  $   49    $530    $  --
Common stock issued for license.............................  $   --    $450    $  --
Deferred financing costs....................................  $   --    $334    $  --
Warrant issued for Cell Solutions Investment................  $  127    $ --    $  --
Series E preferred stock issued in exchange for common
  stock.....................................................  $9,557    $ --    $  --
Preferred stock converted into common stock.................  $  676    $ --    $  --

     See Note 3 for noncash transaction related to the acquisition of AccuMed.

   The accompanying notes are an integral part of these financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                               PREFERRED STOCK         COMMON STOCK            COMMON STOCK
                              PAR VALUE $0.001         NO PAR VALUE          PAR VALUE $0.001      TREASURY STOCK     ADDITIONAL
                             -------------------   ---------------------   --------------------   -----------------    PAID-IN
                              SHARES     AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT    SHARES    AMOUNT    CAPITAL
                             ---------   -------   -----------   -------   -----------   ------   --------   ------   ----------
January 1, 1999............              $    --    12,000,000     1,517                  $                      -     $    --
Merger of Bell National
  into Ampersand Medical
  Corporation..............                   --   (12,000,000)   (1,517)   12,000,000      12                  --       1,505
Cancellation of common
  stock....................                                                   (696,570)     --                  --          --
Comprehensive Loss:
  Net loss.................                   --                      --                    --                  --          --
  Foreign currency
    translation............                   --                      --                    --                  --          --
  Total comprehensive
    loss...................
Conversion of notes payable
  and accrued interest.....                   --                      --       382,442      --                  --         126
Exercise of warrants.......                   --                      --     3,251,850       3                  --          20
Warrants issued for
  services.................                   --                      --                    --                  --         126
Sale of common stock, net
  of costs incurred........                   --                      --     3,989,848       4                  --         956
Restricted stock issued for
  services.................                   --                      --       100,000      --                  --          21
Options issued to non-
  employees for services...                   --                      --                    --                  --          54
Compensation expense
  related to SARs..........                   --                      --                    --                  --         231
                             ---------   -------   -----------   -------   -----------    ----    --------   -----     -------
December 31, 1999..........         --   $    --                 $    --    19,027,570    $ 19               $  --     $ 3,039
Comprehensive Loss:
  Net loss.................                   --                      --                    --                  --          --
  Foreign currency
    translation............                   --                      --                    --                  --          --
  Total comprehensive
    loss...................
Note receivable from
  stockholder..............                   --                      --                    --                  --          --
Conversion of notes payable
  and accrued interest.....                   --                      --     5,412,544       5                  --       1,077
Debt discount on
  convertible notes........                   --                      --            --      --                  --         250
Warrants issued as debt
  discount.................                   --                      --            --      --                  --          84
Warrants issued to purchase
  license..................                   --                      --            --      --                  --         530
Warrants issued for
  services.................                   --                      --            --      --                  --          91
Exercise of warrants.......                   --                      --        70,000      --                  --          23

                                NOTE
                             RECEIVABLE                                     OTHER           TOTAL
                                FROM         DEFERRED     ACCUMULATED   COMPREHENSIVE   STOCKHOLDER'S
                             STOCKHOLDER   COMPENSATION     DEFICIT         LOSS           EQUITY
                             -----------   ------------   -----------   -------------   -------------
January 1, 1999............     $  --          $ --        $   (789)        $ --          $    728
Merger of Bell National
  into Ampersand Medical
  Corporation..............        --            --              --           --                --
Cancellation of common
  stock....................        --            --              --           --                --
Comprehensive Loss:
  Net loss.................        --            --          (4,226)          --            (4,226)
  Foreign currency
    translation............        --            --              --          (83)              (83)
                                                                                          --------
  Total comprehensive
    loss...................                                                                 (4,309)
Conversion of notes payable
  and accrued interest.....        --            --              --           --               126
Exercise of warrants.......        --            --              --           --                23
Warrants issued for
  services.................        --            --              --           --               126
Sale of common stock, net
  of costs incurred........                      --                                            960
Restricted stock issued for
  services.................        --            --              --           --                21
Options issued to non-
  employees for services...        --            --              --           --                54
Compensation expense
  related to SARs..........        --            --              --           --               231
                                -----          ----        --------         ----          --------
December 31, 1999..........     $  --          $ --        $ (5,015)        $(83)         $ (2,040)
Comprehensive Loss:
  Net loss.................        --            --          (6,611)          --            (6,611)
  Foreign currency
    translation............        --            --              --          (14)              (14)
                                                                                          --------
  Total comprehensive
    loss...................                                                                 (6,625)
Note receivable from
  stockholder..............      (450)           --              --           --              (450)
Conversion of notes payable
  and accrued interest.....        --            --              --           --             1,082
Debt discount on
  convertible notes........        --            --              --           --               250
Warrants issued as debt
  discount.................        --            --              --           --                84
Warrants issued to purchase
  license..................        --            --              --           --               530
Warrants issued for
  services.................        --            --              --           --                91
Exercise of warrants.......        --            --              --           --                23

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

           (FORMERLY AMPERSAND MEDICAL CORPORATION)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- (CONTINUED)

                    (DOLLARS IN THOUSANDS)

                               PREFERRED STOCK         COMMON STOCK            COMMON STOCK
                              PAR VALUE $0.001         NO PAR VALUE          PAR VALUE $0.001      TREASURY STOCK     ADDITIONAL
                             -------------------   ---------------------   --------------------   -----------------    PAID-IN
                              SHARES     AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT    SHARES    AMOUNT    CAPITAL
                             ---------   -------   -----------   -------   -----------   ------   --------   ------   ----------
Sale of common stock.......                   --                      --     5,300,450       6                  --       5,883
Sale of common stock to
  employees................                   --                      --        21,989      --                  --          17
Common stock issued for
  royalty payment..........                   --                      --       128,571      --                  --         386
Common stock issued for
  services.................                   --                      --                    --                  --          60
Restricted stock issued for
  services.................                   --                      --       225,333      --                  --         202
Restricted stock issued for
  compensation.............                   --                      --        25,000      --                  --          15
Options issued to non-
  employees for services...                   --                      --                    --                  --         270
Compensation expense
  related to SARs..........                   --                      --                    --                  --          91
                             ---------   -------   -----------   -------   -----------    ----    --------   -----     -------
December 31, 2000..........         --   $    --            --   $    --    30,211,457    $ 30               $  --     $12,018
Comprehensive Loss:
  Net loss.................                   --                      --                    --                  --          --
  Foreign currency
    translation............                   --                      --                    --                  --          --
  Total net comprehensive
    loss...................
Sale of Series B preferred
  stock, net of offering
  costs....................  1,499,856     5,840            --        --                    --                  --          --
Series B preferred stock
  and accumulated dividends
  converted to common......   (142,500)     (570)           --        --       604,592       1                  --         602
Series A preferred stock,
  common stock, options and
  warrants issued in
  AccuMed acquisition......    218,438       983                             3,911,245       4    (192,088)   (327)      8,423
Series A preferred stock
  converted to common......    (23,603)     (106)           --        --        10,310      --                  --         106
Sale of Series C preferred
  stock, net of offering
  costs....................  1,331,499     3,635            --        --                    --                  --
Sale of Series D preferred
  stock....................    175,000     1,750            --        --                    --                  --

                                NOTE
                             RECEIVABLE                                     OTHER           TOTAL
                                FROM         DEFERRED     ACCUMULATED   COMPREHENSIVE   STOCKHOLDER'S
                             STOCKHOLDER   COMPENSATION     DEFICIT         LOSS           EQUITY
                             -----------   ------------   -----------   -------------   -------------
Sale of common stock.......        --            --              --           --             5,889
Sale of common stock to
  employees................        --            --              --           --                17
Common stock issued for
  royalty payment..........        --            --              --           --               386
Common stock issued for
  services.................        --            --              --           --                60
Restricted stock issued for
  services.................        --            --              --           --               202
Restricted stock issued for
  compensation.............        --            --              --           --                15
Options issued to non-
  employees for services...        --            --              --           --               270
Compensation expense
  related to SARs..........        --            --              --           --                91
                                -----          ----        --------         ----          --------
December 31, 2000..........      (450)         $           $(11,626)        $(97)         $   (125)
Comprehensive Loss:
  Net loss.................        --                       (16,630)          --           (16,630)
  Foreign currency
    translation............        --            --              --           70                70
                                                                                          --------
  Total net comprehensive
    loss...................                                                                (16,560)
Sale of Series B preferred
  stock, net of offering
  costs....................        --            --              --           --             5,840
Series B preferred stock
  and accumulated dividends
  converted to common......        --            --             (33)          --                --
Series A preferred stock,
  common stock, options and
  warrants issued in
  AccuMed acquisition......                     (75)             --           --             9,008
Series A preferred stock
  converted to common......        --            --              --           --                --
Sale of Series C preferred
  stock, net of offering
  costs....................        --            --              --           --             3,635
Sale of Series D preferred
  stock....................        --                            --           --             1,750

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

           (FORMERLY AMPERSAND MEDICAL CORPORATION)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- (CONTINUED)

                    (DOLLARS IN THOUSANDS)

                               PREFERRED STOCK         COMMON STOCK            COMMON STOCK
                              PAR VALUE $0.001         NO PAR VALUE          PAR VALUE $0.001      TREASURY STOCK     ADDITIONAL
                             -------------------   ---------------------   --------------------   -----------------    PAID-IN
                              SHARES     AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT    SHARES    AMOUNT    CAPITAL
                             ---------   -------   -----------   -------   -----------   ------   --------   ------   ----------
Common stock tendered for
  Series E preferred
  stock....................    434,388     9,557                      --   (10,859,688)    (11)                 --      (9,546)
Equity issuance costs......                   --                      --                                        --        (272)
Beneficial conversion
  feature on convertible
  notes....................                   --                      --                                        --          50
Restricted stock issued for
  services.................                   --                      --                                        --          50
Warrants issued for
  services.................                   --                      --                                        --         249
Options issued to non-
  employees for services...                                                                                                 52
Reversal of Compensation
  expense related to
  SARs.....................                   --                      --                                        --         (79)
Sale of common stock to
  employees................                   --                      --         8,028      --                  --          11
Warrants issued with
  debt.....................                   --                      --                                        --          66
Warrants issued for
  investment in Cell
  Solutions................                   --                      --                                        --         127
Deferred compensation
  expense for unvested
  options issued in
  acquisition..............                   --                      --                    --                  --
Common stock issued on
  exercise of warrants.....                   --                      --       840,247       1                  --          (1)
Common stock issued for
  services.................                   --                      --       510,692       1                  --          (1)
Common stock issued to
  employees................                   --                      --        51,334                          --          --
Exercise of options........                   --                      --        16,666                          --           5
Options issued to former
  officer..................                                                                                                303
Payments received on
  stockholder note.........
Warrants issued to purchase
  license..................                                                                                                 49
                             ---------   -------   -----------   -------   -----------    ----    --------   -----     -------
December 31, 2001..........  3,493,078   $21,089            --   $          25,304,883    $ 26    (192,088)  $(327)    $12,212
                             =========   =======   ===========   =======   ===========    ====    ========   =====     =======

                                NOTE
                             RECEIVABLE                                     OTHER           TOTAL
                                FROM         DEFERRED     ACCUMULATED   COMPREHENSIVE   STOCKHOLDER'S
                             STOCKHOLDER   COMPENSATION     DEFICIT         LOSS           EQUITY
                             -----------   ------------   -----------   -------------   -------------
Common stock tendered for
  Series E preferred
  stock....................        --                            --           --                --
Equity issuance costs......        --                            --           --              (272)
Beneficial conversion
  feature on convertible
  notes....................        --                            --           --                50
Restricted stock issued for
  services.................                                                                     50
Warrants issued for
  services.................        --                            --           --               249
Options issued to non-
  employees for services...                                                                     52
Reversal of Compensation
  expense related to
  SARs.....................        --                            --           --               (79)
Sale of common stock to
  employees................        --                            --           --                11
Warrants issued with
  debt.....................        --                            --           --                66
Warrants issued for
  investment in Cell
  Solutions................        --                            --           --               127
Deferred compensation
  expense for unvested
  options issued in
  acquisition..............        --            14              --           --                14
Common stock issued on
  exercise of warrants.....        --                            --           --                --
Common stock issued for
  services.................        --                            --           --                --
Common stock issued to
  employees................        --                            --           --                --
Exercise of options........        --                            --           --                 5
Options issued to former
  officer..................                                                                    303
Payments received on
  stockholder note.........       450                                                          450
Warrants issued to purchase
  license..................                                                                     49
                                -----          ----        --------         ----          --------
December 31, 2001..........     $  --          $(61)       $(28,289)        $(27)         $  4,623
                                =====          ====        ========         ====          ========

   The accompanying notes are an integral part of these financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001

NOTE 1.  THE COMPANY AND BASIS OF PRESENTATION

     Molecular Diagnostics, Inc, which may also be referred to as "MDI" was incorporated as Ampersand Medical Corporation in Delaware on December 15, 1998, as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958.

     On September 25, 2001, the Company changed its corporate name to Molecular Diagnostics, Inc. in order to better represent its operations and products. The name change was effected by a merger with a wholly-owned subsidiary. Molecular Diagnostics, Inc. has retained its Certificate of Incorporation, except as amended to reflect the new name, bylaws and capitalization.

     On December 4, 1998, Bell National (then a shell corporation without any business activity) acquired InPath, LLC, a development-stage company engaged in the design and development of medical instruments and related tests. In the acquisition, Bell National issued 4,288,790 shares of common stock and warrants to purchase 3,175,850 shares of common stock to the members of InPath in exchange for their units of membership interest in InPath and the senior executives of InPath assumed management control of MDI.

     Based upon the terms of the acquisition agreement, for financial reporting and accounting purposes the acquisition was accounted for as a reverse acquisition whereby InPath is deemed to have acquired Bell National. However, Bell National was the continuing legal entity and registrant for both Securities and Exchange Commission filing purposes and income tax filing purposes, until its merger into MDI in May 1999. Because Bell National was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition was recorded as the issuance of stock for the net monetary assets of Bell National, accompanied by a recapitalization and no goodwill or other intangible assets were recorded.

     On September 17, 2001, Molecular Diagnostics, Inc. completed an acquisition transaction whereby AccuMed International, Inc. was merged into a wholly-owned subsidiary of MDI. The value of the transaction was approximately $14,178,000. Accordingly, the consolidated financial statements presented hereunder include the operations of InPath from March 16, 1998 (inception), the operations of Bell National and Molecular Diagnostics, Inc. from December 4, 1998, and the operations of AccuMed International, Inc. from September 17, 2001.

     Molecular Diagnostics, Inc. is focused on the design, development and marketing of the InPath System. The InPath System and related products are intended to detect cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office.

     Molecular Diagnostics, Inc. has another wholly owned subsidiary, Samba Technologies, Sarl ("Samba"). MDI acquired all of the assets of Samba in January 1999 from Unilog Regions, SA for approximately $500,000 in cash. Samba designs, develops, and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba is also developing software used in the InPath System. A majority of reported revenues since inception of Molecular Diagnostics, Inc. have been generated by Samba.

     Molecular Diagnostics, Inc. has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of its plans and its ability to continue as a going concern depend upon its securing substantial additional financing. Management's plans include substantial efforts to obtain additional capital. If Molecular Diagnostics, Inc. is unable to obtain adequate additional financing or generate profitable sales revenues, management may be required to curtail its product development and other activities and may be forced to cease operations.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include Molecular Diagnostics, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     New Accounting Standards. On June 29, 2001, the Financial Accounting Standards Board (FASB) approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

     FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

     FAS 142 supercedes APB 17, Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of FAS 142 will be effective for 2002.

     The most significant changes made by FAS 142 are (1): goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company adopted FAS 141 effective July 1, 2001 and will adopt FAS 142 effective January 1, 2002. These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information. The effect of adopting FAS 142 will not be material.

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

     Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition. Molecular Diagnostics, Inc. recognizes revenue upon shipment of product to customers and no remaining Company obligations or contingencies exist, or in the case of sales of software by its wholly owned subsidiary Samba, upon shipment if persuasive evidence of an arrangement exists; sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

     Revenue from ongoing client maintenance is recognized ratably over the post-contract support term, which is generally twelve months. Revenue from training services and professional services is recognized when the service is completed. Revenue from implementation and installation services is recognized using the percentage of completion method. Samba calculates percentage of completion based on the estimated total number of hours of service required to complete an implementation project and the number of actual hours of service rendered. Implementation and installation services are generally completed within 120 days.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     Cash and Cash Equivalents. Molecular Diagnostics, Inc. considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Inventory of Instruments and Component Parts. Inventory of instruments and component parts consists of AcCell instruments and component parts necessary to manufacture AcCell instruments. The manufacturing process is carried out in the facilities of a third-party contractor. Inventory is stated at the lower-of-cost-or-market cost is determined by the first-in-first-out (FIFO) method. The Company has established a policy for reserving obsolete and excess inventory, generally any non-usable, damaged, or non-salable inventory or inventory with little or no demand for the product in excess of one year.

     Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives. Principal useful lives are as follows:


Furniture and fixtures...............   5 years
Laboratory equipment.................   5 years
Computer and communications
  equipment..........................   3 years
Leasehold improvements...............   Useful life or life of lease,
                                        whichever is shorter

     Normal maintenance and repairs are charged to expense as incurred, significant improvements are capitalized.

     License, Patents, and Technology. License, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are capitalized when incurred. Costs related to abandoned or denied patent applications are written off at the time of abandonment or denial. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to seventeen years. The Company assesses licenses, patents, & technology quarterly for impairment.

     Goodwill. Amortization expense for 2001, 2000 and 1999 related to goodwill was approximately $141,000, $146,000 and $167,000 respectively. As described in New Accounting Standards above, the Company has adopted FAS 141 and will adopt FAS 142, effective January 1, 2002. FAS 142 sets forth guidelines for discontinuing periodic goodwill amortization costs in results of operations and for establishing an annual goodwill impairment review and related net realizable value asset write-down methodology.

     Research and Development Costs. Research and development costs are charged to operations as incurred. Molecular Diagnostics, Inc. conducts a portion of its research activities under contractual arrangements with scientists, researchers, universities, and other independent third parties.

     Foreign Currency Translation. The functional currency of Molecular Diagnostics, Inc.'s foreign operations is the local currency. Accordingly, all assets and liabilities are translated into United States dollars using year-end exchange rates, and all revenues and expenses are translated using weighted-average exchange rates during the year. The amount of foreign currency translation is not material to the results of operations and the financial position of Molecular Diagnostics, Inc.

     Other Comprehensive Income (Loss). Translation adjustments related to Molecular Diagnostics, Inc.'s foreign operations are included in other comprehensive loss and reported separately in stockholders' equity.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     Loss Per Share. Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. Molecular Diagnostics, Inc.'s calculation of dilutive net loss per share excludes potential common shares as the effect would be antidilutive. Cumulative and deemed dividends on convertible preferred shares totaled approximately $2,495 through December 31, 2001. There were no preferred dividends in 2000 or 1999. Loss per share for common shareholders as of December 31, 2001 is $0.60. Potential common shares include stock underlying convertible notes, convertible preferred stock, stock options, and warrants. The weighted-average number of options and warrants to purchase common stock using the treasury stock method for 2001 and 2000 was 19,575,547 and 4,936,000 shares, respectively.

     Income Taxes. MDI follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

     Stock Compensation. As permitted by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), Molecular Diagnostics, Inc. uses the intrinsic value method to account for stock options as set forth in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25).

     Reclassification. Certain amounts reported in 2000 consolidated financial statements have been reclassified to conform with 2001 presentation.

     Impairment. At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

NOTE 3.  ACQUISITION

     On September 17, 2001, Molecular Diagnostics, Inc. acquired AccuMed by issuing 3,911,245 shares of its common stock to holders of all of the outstanding common stock of AccuMed, and 218,438 shares of its Series A convertible preferred stock to holders of all of the outstanding Series A convertible preferred stock of AccuMed.

     As a result of the acquisition, MDI (1) assumed AccuMed's outstanding stock options and warrants, (2) forgave a note receivable due from AccuMed, (3) wrote-off unamortized license fees and prepaid royalties previously paid under a licensing agreement with AccuMed and, (4) received 192,088 shares of its common stock that was held by AccuMed.

     The value of the transaction was approximately $14,178,000 and was determined based on the market price of MDI's common stock over the period of a few days before and after February 7, 2001, the date the merger was agreed to and announced. The acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Molecular Diagnostics, Inc. is consolidating the results of AccuMed operations from the date of acquisition.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     A summary of the purchase price is as follows (in thousands):

Fair value of 3,911,245 common shares issued................  $ 6,649
Fair value of 218,438 Series A preferred shared issued......      162
Fair value of 1,128,198 AccuMed warrants assumed............    1,918
Fair value of 356,655 AccuMed stock options assumed.........      606
Note receivable due from AccuMed, including accrued
  interest..................................................    1,595
Unamortized license fees and prepaid royalties previously
  paid to AccuMed...........................................    1,423
Fair value of 192,088 MDI common shares held by AccuMed.....     (326)
AccuMed liabilities assumed.................................    1,455
Direct acquisition costs incurred by MDI....................      696
                                                              -------
          Total purchase price..............................  $14,178
                                                              =======

     The purchase price was allocated to AccuMed's acquired assets based on their respective fair market values, as follows (in thousands):

Cash and cash equivalents...................................   $    43
Inventories.................................................       290
Other current assets........................................        49
Fixed assets................................................       115
Deferred compensation.......................................        75
Technology license agreements:
  MDI license agreement.....................................     7,230
  Dianon license agreement..................................       260
Goodwill....................................................     6,116
                                                               -------
          Total purchase price..............................   $14,178
                                                               =======

     In allocating the purchase price, MDI obtained an appraisal to determine the fair market values of the acquired technology license agreement and inventories. Acquired technology license agreements are being amortized over the remaining life of the respective agreements; seventeen years for the MDI license agreement and two years for the Dianon license agreement.

     The following selected unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred on January 1, 2000. This information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if the acquisition had been completed as of January 1, 2000, nor are they necessarily indicative of the future operating results of Molecular Diagnostics, Inc. The pro forma data does not give effect to any cost savings or restructuring and integration costs that might result from the integration of the companies' operations.

     Pro forma results for the fiscal years ended December 31 (in thousands):

                                                                2001       2000
                                                              --------   --------
Revenues....................................................  $  1,586   $  1,296
Net loss available to common stockholders...................   (21,187)   (10,084)
Basic and fully diluted net loss per share..................  $  (0.59)  $  (0.32)

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     At December 31, 2001, management determined several factors, principally that certain contracts being negotiated by AccuMed failed to materialize, indicating that the carrying value of goodwill relating to the AccuMed acquisition was impaired. Based on this evaluation, MDI recognized an impairment charge of $5,833,000.

NOTE 4.  NOTES AND ACCOUNTS RECEIVABLE -- RELATED PARTY

     On April 28, 2000, Molecular Diagnostics, Inc. sold 1,333,333 shares of common stock to Seaside Partners, LP, a hedge fund, at $1.50 per share, or total proceeds of $2,000,000. Dr. Denis M. O'Donnell, a director of MDI, is a member and manager of Seaside Advisors, L.L.C., which provides investment management services to Seaside Partners, L.P. The sale was in conjunction with the private offering of common stock of Molecular Diagnostics, Inc. (See Note 13). In lieu of cash, MDI agreed to accept payment in the form of a $2,000,000 promissory note due July 27, 2000 and bearing interest at the rate of 8% per annum. The note provisions allow for prepayment at anytime and the due date may be extended by mutual agreement. MDI agreed to extend the due date of the note until November 30, 2000. Seaside Partners, L.P. made principal payments amounting to $1,550,000 during 2000 and the remaining $450,000 in principal was repaid during 2001 along with all accrued interest. At December 31, 2000 the unpaid principal of the note was classified as a reduction of stockholders equity.

     As of December 31, 2001, the Chairman of the Board and Chief Executive Officer, Peter Gombrich, owes the Company approximately $50,000. The Company considers this receivable to be collectible in the ordinary course of business.

NOTE 5.  NOTES RECEIVABLE

     On September 17, 2001, Molecular Diagnostics, Inc. completed the acquisition of AccuMed. As a result, loans made to AccuMed prior to the completion of the merger, $1,270,000 and $330,000 in 2001 and 2000 respectively, and accrued interest receivable due on the notes, approximately $80,000 and $10,000 respectively, were reclassified to intercompany accounts and eliminated in the consolidated financial statements as of December 31, 2001 and 2000 in accordance with accounting principles generally accepted in the United States.

NOTE 6.  PREPAID ROYALTIES

     On June 9, 2000, Molecular Diagnostics, Inc. executed an amendment to a Patent and Technology License Agreement originally dated September 4, 1998, between InPath and AccuMed. The amendment assigned the Patent and Technology License Agreement directly to MDI, eliminated a minimum royalty payment required by the original License, and reduced the royalty rate to 4%. As consideration for this amendment, MDI paid $500,000 cash, issued a convertible note payable in the principal amount of $100,000 and issued 128,571 shares of MDI common stock, with a fixed value of $450,000, to AccuMed. The convertible note was paid in full during December 2000. The $1,050,000 combined consideration paid to AccuMed was recorded as prepaid royalty and was being charged to royalty expense based on the recognition of revenues by MDI. As a result of the completion of the merger of AccuMed into a wholly-owned subsidiary of MDI, the unamortized prepaid royalty amount was eliminated in purchase accounting. During 2001 and 2000, MDI recognized $36,000 and $44,000, respectively, as royalty expense prior to the completion of the merger.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

NOTE 7.  FIXED ASSETS

     Fixed assets consist of the following at December 31 (in thousands):

                                                              2001    2000
                                                              -----   -----
Furniture and fixtures......................................  $ 199   $  71
Laboratory equipment........................................    671     240
Computer and communications equipment.......................    286     220
Leasehold improvements......................................     34       5
                                                              -----   -----
                                                              1,190     536
Less accumulated depreciation and amortization..............   (355)   (151)
                                                              -----   -----
          Total.............................................  $ 835   $ 385
                                                              =====   =====

NOTE 8.  LICENSES, PATENTS, AND TECHNOLOGY

     Licenses, patents, and technology include the following at December 31 (in thousands):

                                                               2001     2000
                                                              ------   ------
Licenses....................................................  $1,022   $1,675
Patent costs................................................     133      183
MDI Technology Agreement....................................   7,230       --
Dianon Technology Agreement.................................     260       --
                                                              ------   ------
Subtotal....................................................   8,645    1,858
Less accumulated amortization...............................    (465)    (221)
                                                              ------   ------
          Total.............................................  $8,180   $1,637
                                                              ======   ======

     During the fourth quarter of 2001, management performed an assessment of the development of the MDI's pending patent portfolio. As a result of the developmental nature of the portfolio and significant uncertainty surrounding the ultimate issuance of the related patents, MDI recorded an impairment loss of $274,000 for the full amount of the carrying value of its pending patent portfolio.

NOTE 9.  DEPOSITS

     On December 17, 2000, Molecular Diagnostics, Inc. received $500,000 from Monsun, AS, a potential investor in a private offering of equity securities of MDI. The final terms and conditions of the offering were not finalized at December 31, 2000 and the funds were subject to return. The deposit was applied to the purchase price of 125,000 shares of Series B convertible preferred stock in a private offering, as evidenced by a subscription agreement signed by Monsun, AS in February 2001.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

NOTE 10.  ACCRUED EXPENSES

     Accrued expenses includes the following December 31 (in thousands):

                                                               2001    2000
                                                              ------   ----
Accrued interest............................................  $   38   $ 13
Accrued interest -- related party...........................     103     25
Accrued professional fees...................................     281     --
Accrued taxes...............................................     334    380
Reserve for warranty........................................      20     21
Other accrued expenses......................................     350    147
                                                              ------   ----
          Total.............................................  $1,126   $586
                                                              ======   ====

     MDI is currently delinquent in filing Federal and State Income Tax returns for 1999 and 2000, and is actively attempting to remedy this matter. MDI also is delinquent in paying Federal and State 1999 and 2000 employee and employer payroll taxes. As of December 31, 2001, the Company owed $540,000 in past-due payroll taxes, including $110,000 in assessed statutory penalties and interest. MDI is currently in process of communicating through counsel with the Internal Revenue Service. At this time, MDI believes it is not possible to determine the impact, if any, upon the Company's financial condition. The amount was included in accrued payroll costs in the accompanying balance sheet.

NOTE 11.  NOTES PAYABLE -- RELATED PARTIES

     Long-term debt for related parties at December 31 consisted of:

                                                              2001   2000
                                                              ----   ----
Azimuth Corporation, $500,000 Promissory Note issued
  September 22, 2000; interest rate 15% per annum;
  beneficial conversion feature valued at $125,000..........   --    409
Azimuth Corporation, $200,000 Promissory Note issued
  December 4, 2000; interest rate 12% per annum; 50,000
  warrants issued at $0.937 per share upon execution of
  note; additional 25,000 warrants issued for default at
  exercise price of $0.01 per share.........................   --    200
Azimuth Corporation, $100,000 Promissory Note issued
  December 11, 2000; interest rate 12% per annum, 1,000,000
  warrants issued at exercise price of $1.25 per share......   --    100
Northlea Partners, Ltd., $25,000 Promissory Note issued
  August 6, 2001; interest rate 15% per annum...............   25     --
Northlea Partners, Ltd., $15,000 Promissory Note issued
  September 20, 2001; interest rate 9% per annum............   15     --
Robert Shaw, $25,000 Promissory Note issued September 20,
  2001; interest rate 9% per annum..........................   25     --
                                                               --    ---
                                                               65    709

     On August 6, 2001, Molecular Diagnostics, Inc. issued a promissory note to Northlea Partners, Ltd. in exchange for $25,000 in cash. John Abeles, a director of MDI, is the general partner of Northlea Partners, Ltd. The note was due on September 22, 2001 and bears interest at the rate of 15% per annum. As additional consideration for this note, MDI issued a five-year warrant to Northlea Partners, Ltd. entitling the holder to purchase 62,500 shares of common stock at an exercise price of $1.00 per share. The closing market price of the common stock on the issue date of the warrant was $0.73 per share. MDI determined the fair value of the

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

warrant to be $1,411 using the fair value interest rate method. This value was charged to interest expense during the third quarter. The note and related accrued interest remain outstanding as of December 31, 2001.

     In August 2001, Molecular Diagnostics, Inc. agreed to issue a five-year warrant to Azimuth Corporation, a company controlled by Alexander M. Milley, a director and significant stockholder, entitling the holder to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. In conjunction with the issuance of this warrant, Azimuth agreed to relinquish the conversion rights granted to it under the terms of the convertible promissory note described in the preceding paragraph. The closing market price of our common stock on the issue date of the warrant was $0.73 per share. MDI determined the fair value of the warrant to be $25,000 using the fair value interest rate method. This value was charged to interest expense during the third quarter of 2001.

     On September 20, 2001, Molecular Diagnostics, Inc. issued a promissory note to Northlea Partners, Ltd. in exchange for $15,000 in cash. The note was due on December 20, 2001 and bears interest at the rate of 9% per annum. Also on September 20, 2001 MDI issued a promissory note to Robert Shaw, a director of MDI, in exchange for $25,000 in cash. The note was due December 20, 2001 and bears interest at the rate of 9% per annum. The notes remain outstanding as of December 31, 2001.

     On September 22, 2000, MDI issued a convertible promissory note to Azimuth Corporation in exchange for $500,000 in cash. The note bore interest at the rate of 15% per year and was due twelve months from the date of issue. The note was convertible into common stock of MDI any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. The conversion price was less than the market price of the common stock of MDI at the date of issuance of the note and therefore, the holder is considered to have a beneficial conversion feature. MDI determined the value of this beneficial conversion feature to be $125,000. This value was recorded as a reduction to the debt and was amortized as additional interest expense over the life of the note. During 2001 and 2000, MDI recorded $91,000 and $34,000 respectively, to interest expense.

     On December 4, 2000, Molecular Diagnostics, Inc. issued a promissory note to Azimuth Corporation in exchange for $200,000 in cash. The note bore interest at the rate of 12% per year and was due December 31, 2000. As additional consideration for the note MDI issued Azimuth a warrant to purchase 50,000 shares of common stock of MDI at a price of $0.937 per share, the approximate market price of the common stock at the time. Since the note was not repaid until February 20, 2001, MDI was required to pay a 3% increase in the rate of interest from January 1, 2001 until the date of repayment. As a further penalty, MDI was also required to issue Azimuth two warrants, each to purchase 12,500 shares of MDI's common stock, at an exercise price of $0.01 per share. The value of these warrants was determined to be $1,184 and the amount was charged to interest expense during 2001.

     On December 11, 2000, Molecular Diagnostics, Inc. issued a promissory note to Azimuth Corporation in exchange for $100,000 in cash. The note bore interest at the rate of 12% per year and was due 180 days from date of issue. As additional consideration for the note MDI issued Azimuth a warrant to purchase 1,000,000 shares of its common stock at a price of $1.25 per share, an approximate 15% premium to the market price of the common stock at the date of issuance. The proceeds of this note were used to repay a convertible promissory note to AccuMed due on March 29, 2001. The prepayment was made in conjunction with ongoing negotiations to acquire AccuMed.

     On February 20, 2001, Molecular Diagnostics, Inc. repaid the principal amounts and accrued interest on the two December notes.

     Molecular Diagnostics, Inc. determined the value of the warrants issued in conjunction with the December 4, 2000 and December 11, 2000 notes to be $84,000. This amount was charged to interest expense during 2000.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     The carrying amount of notes payable approximates fair value at December 31, 2001 and 2000.

NOTE 12.  NOTES PAYABLE

     Long-term debt for unrelated parties at December 31 consisted of:

                                                              2001    2000
                                                              -----   ----
Monsun, AS, $500,000 Promissory Note issued November 1,
  2000; interest rate 15% per annum; beneficial conversion
  feature valued at $125,000; extension of maturity date for issuance of 100,000 warrants at an exercise price of $0.60
  per share.................................................    590   396
NeoMed Innovations III, $500,000 Promissory Note issued May
  15, 2001; interest rate 12% per annum; beneficial
  conversion feature valued at $50,000......................    481    --
Xillix Technologies Corporation, $361,000 Promissory Note
  issued June 26, 1998; interest rate Canadian Prime + 6%
  per annum; represents debt of AccuMed International.......     49    --
Western Economic Diversification, $221,000 Promissory Note
  issued June 1989; no interest.............................    181    --
Schwarz, Cooper, Greenberger & Krauss, $500,000 Promissory
  Note issued October 17, 2001; interest rate 12% per
  annum.....................................................     58    --
                                                              -----   ---
                                                              1,359   396

     On May 15, 2001, MDI issued a convertible promissory note to NeoMed Innovations III in exchange for $500,000 in cash. The note bears interest at the rate of 12% per year and is due twelve months from the date of issue. The note is convertible into common stock of MDI, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. The conversion price of the note was less than the market price of the common stock of MDI at the date of issuance of the note and therefore, the holder is considered to have a beneficial conversion feature. MDI determined the value of this beneficial conversion feature to be $50,000. This value was recorded as a reduction to the debt and will be amortized as additional interest expense over the life of the note. During 2001, MDI recorded $31,000 of interest expense including amortization of the debt discount.

     In conjunction with the acquisition of AccuMed International, Inc. on September 17, 2001, MDI assumed the $180,663 unpaid principal amount of an outstanding Canadian dollar convertible promissory note payable to Xillix Technologies. The note is due on demand, bears interest at a rate of 6% over the Canadian prime rate, and is convertible into the common stock of MDI at a conversion price of $2.18 per share. Through December 31, 2001, MDI made cash principal payments against the note amounting to $27,467. MDI also made cash interest payments of $2,533 during the period ended December 31, 2001.

     On October 31, 2001 Monsun, AS and MDI agreed to extend the due date of the convertible promissory note until January 31, 2002. As consideration for the extension agreement, MDI issued a three-year warrant to Monsun, as entitling the holder to purchase 100,000 shares of common stock of MDI at an exercise price of $0.60 per share. A fair value of $25,000 for the warrant was calculated using the fair value method and was recorded as additional interest expense during 2001.

     In July 1999, Molecular Diagnostics, Inc.'s wholly owned subsidiary, Samba, negotiated a Revolving Credit Line ("Revolver") with the Banc National de Paris
(BNP). The terms of the Revolver provide that Samba may borrow, in the form of an advance on payment against monthly billings, up to a maximum of 200,000 Euros, approximately $178,920. The terms of the Revolver require Samba to pay interest at Euribor plus 2.5%, (5.9% at December 31, 2001) on advances outstanding under the Revolver and grant BNP a security interest in Samba accounts receivable. The Revolver was renewed in January 2002. As of December 31, 2001 the amount outstanding under the Revolver was approximately $177,000.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     On November 1, 2000, Molecular Diagnostics, Inc. issued a convertible promissory note to Monsun, AS in exchange for $500,000 in cash. The note bears interest at the rate of 15% per year and was due twelve months from the date of issue. The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. The conversion price of the note was less than the market price of common stock at the date of issuance of the note and therefore, the holder is considered to have a beneficial conversion feature. MDI determined the value of this beneficial conversion feature to be $125,000. This value was recorded as a reduction to the debt and was amortized as additional interest expense over the life of the note. During 2001 and 2000, MDI recorded $104,000 and $21,000 respectively to interest expense.

     On November 1, 2001 MDI issued a Convertible Promissory Note to Schwarz, Cooper, Greenberger & Krauss ("SCGK") in exchange for $500,000 in legal services. The Note bears interest at the rate of 12% per year and is due in five installments. The Note is convertible into Common Stock of MDI upon issuance of the Note at a conversion price equal to the stock price on the conversion date.

     In accordance with Promissory Note provisions, SCGK forgave the final installment on the note which was due February 28, 2002. Therefore, MDI did not include the final payment in its debt balance as of December 31, 2001.

     The carrying amounts of notes payable approximates fair value at December 31, 2001 and 2000.

NOTE 13.  STOCKHOLDERS' EQUITY

  SALE OF EQUITY

     Summary of the Company's preferred stock capital table as of December 31, 2001 is as follows:

                                                                             SHARES ISSUED &
OFFERING                                                 SHARES AUTHORIZED     OUTSTANDING
--------                                                 -----------------   ---------------
Series A convertible...................................        590,197            194,835
Series B convertible, 10% cumulative...................      1,500,000          1,357,356
Series C convertible, 10% cumulative...................      1,666,666          1,331,499
Series D convertible, 10% cumulative...................        300,000            175,000
Series E convertible, 10% cumulative...................        800,000            434,388
                                                             ---------          ---------
  TOTAL PREFERRED STOCK................................      4,856,863          3,493,078
                                                             =========          =========

     During January 2000, Molecular Diagnostics, Inc. sold 1,712,120 shares of common stock under a December 1999 private offering for $0.33 per share.

     On various dates between February 7, 2000 and April 30, 2000, Molecular Diagnostics, Inc. sold 3,588,330 shares of its common stock in a Private Placement Offering to accredited private investors at a price of $1.50 per share. MDI received total gross proceeds from this offering of $5,329,000.

     In October 1999, MDI issued a warrant to The Research Works, as consideration for the preparation of an investment research report on MDI, entitling the holder to purchase 70,000 shares of common stock at $0.33 per share. In April 2000, MDI received $23,100 in proceeds from the exercise of The Research Works warrant.

     During 2000, Molecular Diagnostics, Inc. received cash proceeds of $17,000 from the sale of 21,989 shares of its common stock to employees in accordance with the terms of the Employee Stock Purchase Plan.

     In September 2001, MDI issued 218,438 shares of Series A convertible preferred stock to AccuMed in conjunction with the acquisition.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     In October 2000, the Board of Directors authorized Molecular Diagnostics, Inc. to raise additional new equity to support current and future operations. In February 2001, MDI sold 1,333,856 shares of Series B convertible preferred stock to accredited investors in a private offering. The Series B preferred stock has a stated value of $4.00 per share, an annual dividend rate of 10%, and is convertible into common stock at a conversion price equal to $1.00 per share. MDI received net cash proceeds from the February 2001 offering of $5,176,000, including $500,000 received during December 2000. Proceeds from the offering were used to complete the acquisition of AccuMed, repay some outstanding indebtedness, fund clinical studies and trials of MDI's products, and general working capital. Upon issuance of the preferred stock, the Company determined the fair value of its Common Stock to be $1.35 per share. The $1,867,398 was considered a deemed dividend for loss per share purposes. The 347,000 shares of Common Stock and 533,542 warrants issued to advisors were recorded as Common Stock at the par value per share of $0.001, or $374. The balance of the value determined for the shares, $572,000, and the fair value of the warrants of $817,000 were recorded as additional paid in capital. The cash payment of $159,000 made to advisors and the fair value of the Common Stock and warrants, $572,000 and $817,000 respectively, were recorded as a debit to additional paid in capital to reflect the cost of raising equity.

     In May 2001, Molecular Diagnostics, Inc. sold the remaining 166,000 authorized shares of Series B convertible preferred stock to an accredited foreign investor to complete the February 2001 private offering. MDI received net cash proceeds of $664,000. Upon issuance of the preferred stock, the Company determined the fair value of its Common Stock on May 15, 2001 to be $1.10 per share. The $66,400 was considered a deemed dividend for loss per share purposes. The 66,400 shares of Common Stock issued to the advisory group were recorded as Common Stock at the par value per share of $0.001, or $66. The balance of the value determined for the shares, $81,000, and the fair value of the warrants of $81,000 were recorded as additional paid-in-capital. The fair value of the Common Stock and the warrants, $81,000 each, were recorded as a debit to additional paid-in-capital to reflect the cost of raising equity.

     In November 2001, the Company received $3,635,000 in net proceeds from the private sale of 1,331,499 shares of Series C Convertible Preferred Stock, to a limited number of accredited investors. The Series C preferred stock has a dividend rate of 10% and is convertible into the Common Stock of the Company at a conversion rate equal to $0.60 per share.

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

     In December 2001, the Company completed a tender offer to exchange 1/25 of a share of Series E convertible preferred stock, par value $0.001 per share, for each common share of Molecular Diagnostics, par value $0.001 per share, up to a maximum of 20,000,000 shares of common, or a maximum of 800,000 Series E preferred stock. As of December 31, 2001, 10,859,688 common shares have been tendered for 434,388 preferred shares under the terms of this offering and is valued at $9,557,000.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

  ISSUANCE OF PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK
                    $4.50 per share
Liquidation Value:
                    $10.3034 per share
Conversion Price:
                    0.4367 -- Liquidation Value divided by Conversion Price
                    ($4.50/$10.3034)
Conversion Rate:
                    None
Voting Rights:
                    None
Dividends:
                    Any time -- 3 years
Conversion Period:

SERIES B CONVERTIBLE PREFERRED STOCK
                    $4.00 per share
Liquidation Value:
                    $1.00 per share
Conversion Price:
                    4.00 -- Liquidation Value divided by Conversion Price
                    ($4.00/$1.00)
Conversion Rate:
                    None
Voting Rights:
                    10% -- Quarterly -- Commencing March 31, 2001
Dividends:
                    Any time
Conversion Period:
Cumulative dividends in arrears at December 31, 2001 were $35,000

SERIES C CONVERTIBLE PREFERRED STOCK
                    $3.00 per share
Liquidation Value:
                    $0.60 per share
Conversion Price:
                    5.00 -- Liquidation Value divided by Conversion Price
                    ($3.00/$0.60)
Conversion Rate:
                    None
Voting Rights:
                    10% -- Quarterly -- Commencing March 31, 2002
Dividends:
                    Any time
Conversion Period:

SERIES D CONVERTIBLE PREFERRED STOCK
                    $10.00 per share
Liquidation Value:
                    $1.00 per share
Conversion Price:
                    10.00 -- Liquidation Value divided by Conversion Price
                    ($10.00/$1.00)
Conversion Rate:
                    None
Voting Rights:
                    10% -- Quarterly -- Commencing April 30, 2002
Dividends:
                    Any time -- After April 1, 2002
Conversion Period:

SERIES E CONVERTIBLE PREFERRED STOCK
                    $22.00 per share
Liquidation Value:
                    $0.80 per share
Conversion Price:
                    27.50 -- Liquidation Value divided by Conversion Price
                    ($22.00/$0.80)
Conversion Rate:
                    Equal in all respects to holders of common shares
Voting Rights:
                    10% -- Quarterly -- Commencing May 31, 2002
Dividends:
                    Any time -- After December 1, 2002
Conversion Period:

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

  ISSUANCE OF RESTRICTED SHARES FOR SERVICES

     In August 1999, Molecular Diagnostics, Inc. awarded 50,000 restricted shares of common stock to a non-employee consultant for services. The award was originally scheduled to vest over three years. The award was made as partial consideration for consulting services to be performed under a three-year consulting agreement. The consultant was required to maintain the consulting relationship with MDI, except in the case of change of control or termination MDI, during the entire vesting period. MDI and the consultant agreed to an early termination, without cause, of the agreement as of July 1, 2000. This termination resulted in the immediate vesting of the shares. A fair value of $181,000 was calculated at the July 1, 2000 for the 50,000 shares. MDI charged the remaining $175,000 in unamortized fair value to consulting expense during 2000.

     Also in August 1999, Molecular Diagnostics, Inc. awarded an additional 50,000 restricted shares of common stock to a non-employee consultant under an agreement for consulting services with terms similar to those outlined in the preceding paragraph. The measurement date of these shares had not been determined as of December 31, 2001, and therefore the value of these shares will be based on the market value of the common stock at the end of each interim period until the measurement date is determined. A fair value of $45,000 was calculated at December 31, 2001, using the Black-Scholes valuation model. During 2001 and 2000, MDI recorded $13,000 and $19,000 respectively, as consulting expense related to these shares.

     During 2000, Molecular Diagnostics, Inc. issued additional awards of restricted shares of common stock to non-employee consultants for services. The awards total 100,000 shares, and were issued under agreements for consulting services with terms similar to those outlined in the preceding paragraphs. The measurement date of these shares had not been determined as of December 31, 2001 and therefore the value of these shares will be based on the market value of common stock at the end of each interim period until the measurement date is determined. A fair value of $91,000 was calculated at December 31, 2001 using the Black-Scholes valuation model. During 2001 and 2000, MDI recorded $30,000 and $10,000 respectively, as consulting expense.

  ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

     Molecular Diagnostics, Inc. issued an option to purchase 50,000 shares of common stock, at an exercise price of $0.406 per share, to a non-employee consultant during 1999. The option was issued under a consulting agreement for services to be performed over three years resulting in a three-year vesting period. In July 2000, MDI and the consultant agreed to an early termination, without cause, of the consulting agreement. The early termination resulted in the immediate vesting of all the options and established a measurement date. A fair value $181,000 was calculated on the date the options were vested using the Black-Scholes valuation model. MDI charged the remaining unamortized fair value of $171,000 to consulting expense during 2000.

     Molecular Diagnostics, Inc. issued options to purchase 200,000 shares of common stock to non-employee consultants during 1999. The options vest over a period of time, ranging from the date of grant to three years, and have exercise prices of $0.394 and $0.406 per share. MDI issued these options to consultants as consideration for consulting services that commenced during 1999 and will be completed through 2002. Services provided under several consulting agreements ceased during 2001 and 2000, resulting in the cancellation of 45,000 and 46,666 options, respectively. The measurement date of the remaining outstanding options had not been determined at December 31, 2001. A fair value of $95,000 was calculated for the remaining options outstanding at December 31, 2001, using the Black-Scholes valuation model. This value is charged to consulting expense over the term of the consulting agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the common stock at the end of each period. During 2001 and 2000, MDI recorded $16,000 and $32,000 respectively, as consulting expense related to the remaining outstanding options.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     In January 2000, Molecular Diagnostics, Inc. issued an option to purchase 25,000 shares of common stock at an exercise price of $0.921 per share for services completed by a non-employee consultant. Accordingly, MDI determined a fair value of $34,000 using the Black-Scholes valuation model. MDI charged the amount to selling, general, and administrative expense in 2000.

     During 2000, Molecular Diagnostics, Inc. issued an additional 270,000 options to purchase common stock to non-employees for consulting services. The options vest over a time period, ranging from the date of grant to three years, and have exercise prices from $1.75 to $2.875 per share. MDI issued these options to consultants as consideration for consulting services that commenced during 2000 and will be completed through 2003. As the measurement date of these options had not been determined as of December 31, 2001, the value of these options will be determined at the end of each interim period until the measurement date is determined. A fair value of $144,000 was determined as of December 31, 2001, using the Black-Scholes valuation model. This value is charged to consulting expense over the term of the agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the common stock at the end of each period. During 2001 and 2000, MDI recorded $37,000 and $33,000 respectively as consulting expense.

  ISSUANCE OF COMMON STOCK FOR SERVICES

     During 2000, Molecular Diagnostics, Inc. issued 40,000 shares of common stock in exchange for medical consulting and financial advisory services. The services had a fair value of $60,000. During 2001 and 2000, the Company charged $4,000 and $56,000 respectively, to medical consulting and investor-relations expenses.

  ISSUANCE OF WARRANTS FOR SERVICES

     In November 2000, Molecular Diagnostics, Inc. issued warrants to purchase a total of 200,000 shares of common stock, at an exercise price of $1.00 per share, to non-employees as compensation for financial services to be provided under agreements covering a one-year period. The warrants vest in equal amounts each month over the period. MDI may terminate the agreements upon thirty days written notice, and any unvested options as of the date of termination would be cancelled. The measurement date of these warrants was determined as of December 31, 2001. A fair value of $98,000 for these warrants was calculated at December 31, 2001, using the Black-Scholes valuation model. During 2001 and 2000, MDI recorded $81,000 and $17,000 respectively, as selling, general, and administrative expense.

     In January 2001, Molecular Diagnostics, Inc. issued warrants to purchase 80,000 shares of common stock, at an exercise price of $1.00, and 100,000 shares of common stock, at an exercise price of $.50, to a non employee as compensation for financial services to be provided under agreements covering January through April, 2001 and May through December 2001 respectively. The warrant vested in equal amounts each month. A fair value of $111,000 for these warrants was calculated in 2001 using Black-Scholes. The agreements were replaced on October 1, 2001 with a new agreement covering a fifteen month period ending on December 31, 2002. In accordance with the terms of the new agreement all of the outstanding warrants were immediately vested and MDI issued a new warrant to purchase 150,000 shares of common stock at an exercise price of $0.50. The new warrant vests in equal amounts each month as services are provided. A fair value of $120,000 was calculated for these warrants as each months services were completed and vesting took place, using the Black-Scholes valuation model. MDI recorded $24,000 as selling, general, and administrative expense in 2001 to cover the vested warrants.

     During 2001, several advisory groups, contracted to assist Molecular Diagnostics, Inc. in completing the Private Placement Offering of Series B Convertible Preferred Stock in 2001 were compensated through the payment of $159,000 in cash, the issuance of 440,692 shares of common stock, and the issuance of warrants to purchase 533,542 shares of common stock at an exercise price of $1.20 per share.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

  ISSUANCE OF WARRANTS TO PURCHASE ASSETS

     In June 2000, the Company entered into a License and Technology Agreement (the "Agreement") with Invirion and Dr. Bruce Patterson, M.D., Ph.D., its principal, granting the Company exclusive rights to certain medical technology for the detection of oncogenic (cancer causing) types of the Human Papilloma Virus ("HPV"). The Agreement provides for $500,000 in cash payments and the issuance of warrants to purchase 400,000 shares of our Common Stock at an exercise price of $0.01, based on the delivery of milestones. The first two milestones were met in 2000 which required us to pay $400,000 and issue 250,000 warrants. The third milestone was reached during 2001 and the Company paid $34,000 in cash and issued 50,000 warrants. The Company used the Black-Scholes valuation model to determine a fair value for the warrants issued in 2001 and 2000 of $49,000 and $530,000, respectively, and recorded the amount as license fees.

  APPLICATION OF BLACK-SCHOLES VALUATION MODEL

     In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 6% for 2001 and 2000, a volatility factor of 90% for 2001 and 216% for 2000, and a fair value of the underlying common shares of closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

  WARRANTS

     At December 31, 2001, the Company had the following outstanding warrants to purchase shares of Common Stock:

                                                WEIGHTED
                                                AVERAGE
TOTAL SHARES   EXERCISABLE   UNEXERCISABLE   EXERCISE PRICE    EXPIRATION DATE
------------   -----------   -------------   --------------    ---------------
    39,834         39,834             0         $15.060       Perpetual
    21,840         21,840             0         $10.300       March 13, 2002
     5,460          5,460             0         $22.890       August 18, 2002
    26,839         26,839             0         $23.750       September 23, 2002
    55,000         55,000             0         $ 0.264       January 3, 2003
    10,920         10,920             0         $ 6.870       February 3, 2003
    48,333         48,333             0         $ 1.500       May 23, 2003
   784,901        784,901             0         $ 0.010       May 24, 2003
250,000...        250,000             0         $ 0.010       September 11, 2003
50,000....         50,000             0         $ 0.010       July 15, 2004
   372,500        372,500             0         $ 1.090       August 29, 2004
   100,000        100,000             0         $ 0.600       October 31, 2004
 1,750,000      1,750,000             0         $ 1.150       November 2, 2004
50,000....         50,000             0         $ 0.330       December 10, 2004
 1,023,302      1,023,302             0         $ 6.870       March 23, 2005
153,333...        153,333             0         $ 1.000       November 22, 2005
50,000....         50,000             0         $ 0.937       December 1, 2005
1,000,000..     1,000,000             0         $ 1.250       December 8, 2005
180,000...        180,000             0         $ 0.720       January 8, 2006
25,000....         25,000             0         $ 0.010       February 1, 2006

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

                                                WEIGHTED
                                                AVERAGE
TOTAL SHARES   EXERCISABLE   UNEXERCISABLE   EXERCISE PRICE    EXPIRATION DATE
------------   -----------   -------------   --------------    ---------------
1,000,000..     1,000,000             0         $ 0.250       February 7, 2006
533,542...        533,542             0         $ 1.200       February 28, 2006
150,000...        150,000             0         $ 1.200       July 10, 2006
750,000...        750,000             0         $ 1.000       July 26, 2006
312,500...        312,500             0         $ 1.000       August 6, 2006
150,000...         30,000       120,000         $ 0.500       October 1, 2006
172,120...        172,120             0         $ 0.820       October 11, 2006
597,750...        597,750             0         $ 1.000       November 30, 2006
250,000...        250,000             0         $ 0.330       July 14, 2009
 ---------      ---------       -------         -------
 9,913,174      9,793,174       120,000         $  1.60
 =========      =========       =======         =======

  STOCK APPRECIATION RIGHTS

     At December 31, 2000, and 1999, MDI had 450,000 stock appreciation rights
(SARs) outstanding. These SARs, issued in 1989, have an exercise price of $0.30 and could be exercised through November 20, 2001. These SARs are deemed automatically exercised on November 20, 2001 if not done so at the option of the holder. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by MDI prior to the exercise date. In lieu of making cash payments, MDI may elect and intends, to issue shares of Common Stock. MDI has recorded compensation expenses of $91,395 and $230,625 for the years ended December 31, 2000 and 1999, respectively, and a reversal of compensation expense of $79,020 in 2001, to reflect the difference between the closing market price of MDI's common stock at November 20, 2001, December 31, 2000 and December 31, 1999 and the exercise price of the SARs.

NOTE 14.  LEASES

     The Company currently leases approximately 5,700 square feet of space for its Chicago, Illinois corporate headquarters and research laboratory and offices under an operating type lease expiring in 2006. The Company's wholly owned subsidiary, Samba Technologies SARL, leases approximately 300 square meters of office space in a suburb of Grenoble, France under an operating type lease expiring in 2008. Samba has the option to terminate the lease at the end of each three year term. Total rental expense, including expenses related to the Company's previous headquarters location, Samba's previous temporary office space, and AccuMed's leased facilities prior to vacating the leased facility during the years ended December 31, 2001, 2000 and 1999 was $231,000, $90,000 and $61,000, respectively.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     Future minimum annual lease payments under these leases as of December 31, 2001 are (in thousands):

                                                                        ACCUMED
                                                           OPERATING     LEASE
YEAR                                                        LEASES     OBLIGATION
----                                                       ---------   ----------
2002.....................................................    $194         $118
2003.....................................................    $157         $124
2004.....................................................    $159         $ 97
2005.....................................................    $163
2006.....................................................    $ 37
                                                             ----         ----
Total lease payments.....................................    $710         $339
                                                             ====         ====
Amount of interest included in the minimum lease
  payments...............................................                 $(49)
                                                                          ----
Carrying value of lease obligation.......................                 $290
Less: current portion....................................                 $(87)
                                                                          ----
Long term portion........................................                 $203
                                                                          ====

     Following completion of MDI's merger with AccuMed, management decided to vacate AccuMed's leased facility and consolidate its operations into MDI's headquarters facility. Management expects to enter into negotiations with AccuMed's landlord in order to reach a settlement arrangement relating to the remaining minimum lease payments. Since MDI has a continuing obligation for the minimum lease payments, MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments.

NOTE 15.  INCOME TAXES

     Significant components of deferred income taxes consist of the following at December 31 (in thousands):

                                                               2001      2000
                                                              -------   ------
Deferred tax assets related to:
  Net operating loss carryforwards..........................  $23,198   $3,962
  Goodwill..................................................    2,333       --
  Research and Development Credit...........................      657       --
  Writedown of patents......................................      110       --
  Accrued expenses..........................................    1,054        9
                                                              -------   ------
                                                               27,352    3,971
          Less valuation reserve............................   27,352    3,971
                                                              -------   ------
Net deferred tax asset......................................  $    --   $   --
                                                              =======   ======

     At December 31, 2001, the Company had domestic net operating loss carryforwards aggregating approximately $57,995,000. For financial reporting purposes, this entire amount of deferred tax assets related principally to the net operating loss carryforwards has been offset by a valuation allowance due to uncertainty regarding the realizations of the assets. The valuation allowance increased by $23,381,000 and 2,315,000 for the year ended December 31, 2001 and 2000, respectively.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     The net operating loss carryforwards and Research and Development credit carryforwards may not be available to offset future taxable income of MDI due to statutory limitations based on the changes of ownership and other statutory restrictions.

     The net operating loss carryforwards begin to expire in 2006. The Research and Development credit carryforwards expire from 2002 to 2014.

NOTE 16.  EQUITY INCENTIVE PLAN AND EMPLOYEE STOCK PURCHASE PLAN

     On May 25, 1999, stockholders approved the establishment of the 1999 Equity Incentive Plan effective as of June 1, 1999. The Plan provides that the Board may grant various forms of equity incentives to directors, employees, and consultants, including but not limited to Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, and Restricted Stock Awards. Grants under the Plan are exercisable at Fair Market Value determined as of the date of grant in accordance with the terms of the Plan. Grants vest to recipients immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant.

     On May 23, 2000, stockholders approved Amendment No. 1 to the Plan, which increased the number of shares of common stock allocated for use in the Plan from 2,000,000 shares to 3,000,000 shares.

     Our Board of Directors has also granted options to purchase common stock of MDI, which are not covered by the terms of the Plan.

     MDI applies APB Opinion No. 25 and related interpretations in accounting for options granted to employees under the Equity Incentive Plan. No compensation cost was recorded during 2001, 2000 or 1999 for options granted to employees as the exercise price approximated the fair value of the underlying common stock on the date of the grant.

     Had stock options been accounted for under the fair value method recommended by FAS 123, the Company's net loss for the years ended December 31, 2001 and 2000 would have been $20,950,000 and $7,639,000 respectively on a pro forma basis, and a net loss per share for the years ended December 31, 2001 and 2000 of $0.65 and $0.27 on a pro forma basis.

     The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6% for 2001 and 2000; dividend yields of zero for both years; volatility factors of the expected market price of the Company's common stock of 90% for 2001 and 216% for 2000 and a weighted average expected life of the options of 2.5 - 5 years.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     A summary of the Company's stock option activity, and related information follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                              EXERCISE
                                                                   OPTIONS     PRICE
                                                                  ---------   --------
OUTSTANDING AT JANUARY 1, 1999......................                     --         --
Granted.............................................              1,035,000   $ 0.3964
Exercised...........................................                     --         --
Forfeited...........................................                (15,000)  $ 0.3937
OUTSTANDING AT DECEMBER 31, 1999....................              1,020,000   $ 0.3964
Granted.............................................              1,510,000   $ 2.5258
Forfeited...........................................               (274,166)  $ 2.4177
                                                                  ---------
OUTSTANDING AT DECEMBER 31, 2000....................              2,255,834
                                                                  =========
Granted.............................................              1,946,000   $ 1.1766
Assumed in acquisition..............................                366,495   $12.1040
Exercised...........................................                (16,666)  $ 0.4063
Forfeited...........................................               (489,167)  $ 1.9206
                                                                  ---------
OUTSTANDING AT DECEMBER 31, 2001....................              4,062,496
                                                                  =========
EXERCISABLE AT DECEMBER 31, 2001....................  2,561,160               $ 1.4958
                                                      =========
Weighted average fair value of options granted in
  2001..............................................                          $ 1.1772

     At the Annual Meeting on May 25, 1999, the stockholders also approved the Employee Stock Purchase Plan. The Plan offers employees the opportunity to purchase shares of our common stock of MDI through a payroll deduction plan, at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the Plan is 200,000.

NOTE 17.  COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, MDI was contractually committed to pay approximately $2,600,000 to scientists, researchers, universities, and other independent third parties for services to be performed during 2002. MDI may unilaterally cancel these contracts with thirty days written notice or for non-performance.

     On October 11, 2001, MDI obtained a 30% investment in Cell Solutions, LLC. Cell Solutions was formed for the purposes of developing and improving slide preparation systems. As consideration, MDI provides Cell Solutions five-year warrants to purchase 172,120 shares of common stock with an exercise price of $0.82. These warrants were valued using Black-Scholes and determined to have a value of $127,000. MDI has included the value of these warrants as an investment at December 31, 2001. MDI determined the fair value of the investment to be impaired at December 31, 2001. The investments was written down to zero as a result of the uncertainty of future benefit or revenue stream.

     In conjunction with the Cell Solutions investment, BioTec Ventures (BTV) has executed a consulting agreement with MDI that guarantees Mr. Knesel, BTV owner and manager, three years of annual salaries starting at $60,000 per year and ending with $100,000 in third and final year. At December 31, 2001 $13,000 was included in consulting expense in conjunction with this agreement.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     MDI is contractually committed to issue a total of 1,549,086 warrants with the same terms based upon delivery of certain products by Cell Solutions. As of December 31, 2001, Cell Solutions had not delivered these products and MDI was not liable for the issuance of the warrants.

NOTE 18.  QUARTERLY DATA (UNAUDITED)

     The following table represents unaudited quarterly operating results for the two years ended December 31, 2001 and, 2000. The Company prepared this information on a basis consistent with the Company's audited financial statements. In management's opinion, the quarterly operating results include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. Basic loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter. Basic loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' basic loss per share may not equal the full-year basic loss per share. In addition, due to rounding of each quarters' operating results, the full-year operating results disclosed in the consolidated financial statements may not equal the sum of each quarters' operating results shown below.

                                              2001                                     2000
                             --------------------------------------   --------------------------------------
                                         QUARTER ENDED                            QUARTER ENDED
                             --------------------------------------   --------------------------------------
                             MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                             -------   -------   --------   -------   -------   -------   --------   -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.............  $   409   $   288   $   174    $     6   $   362   $   179   $   298    $   255
Gross profit...............      131        79        65        126       172        20       104        161
Net loss available for
  common shareholders......   (4,640)   (2,217)   (2,344)   (10,590)   (3,139)     (646)   (1,475)    (1,351)
Basic loss per share.......  $ (0.15)  $ (0.07)  $ (0.07)   $ (0.30)  $ (0.15)  $ (0.02)  $ (0.05)   $ (0.04)
Weighted average number of
  shares outstanding.......   30,269    30,468    31,846     35,440    21,301    29,865    30,056     30,163

NOTE 18.  SUBSEQUENT EVENTS

     Officer Resignation. On December 31, 2001, Leonard R. Prange tendered his resignation from his positions as President, Chief Operating Officer, Chief Financial Officer and Secretary of the Company. MDI's Board of Directors appointed Peter P. Gombrich, the Chairman of the Board of Directors, to fill the vacancy in those offices until a successor is hired. On April 1, 2002, MDI contracted with Michael A. Brodeur, a partner of Tatum CFO Partners, LLP and for the purpose of hiring Mr. Brodeur as MDI's President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary.

     Bridge Financing. On March 19, 2002, the Company issued a convertible promissory note to NeoMed Innovations III, L.P. for the principal amount of $500,000 in cash. The note bears interest at the rate of 7% per year and is due June 15, 2002. The note is convertible into shares of our common stock at anytime after issuance at a conversion rate of $1 per share, subject to adjustment or the note may be converted into shares of common stock on the same terms as the price per share of common stock offered in a proposed private placement. As additional consideration for the note, the Company issued NeoMed a warrant to purchase 150,000 shares of our common stock at an exercise price of $1 per share.

REIMBURSEMENT OF LEGAL FEES

     SpectRx Litigation Settlement. On February 1, 2002, the Company reached an out-of-court settlement with SpectRx. Under the settlement, SpectRx paid a lump sum cash payment of $150,000 to MDI and the

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

Company has granted SpectRx an option to license certain of the Company's technology. Additional terms of the settlement were confidential. Under the settlement, neither party admitted any liability or wrongdoing.

     From time to time, MDI has been a party to routine pending or threatened legal proceedings and arbitrations. MDI insures some, but not all, of its exposure with respect to such proceedings. Based upon information presently available, and in light of legal and other defenses available to MDI, management does not consider the liability from any threatened or pending litigation to be material to MDI. MDI has not experienced any significant environmental problems.

                                 EXHIBIT INDEX

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

DOCUMENTS FILED AS PART OF REPORT

  1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS                                  PAGE NUMBER
-----------------------------                                  -----------
Report of Independent Auditors..............................           F-1
Consolidated Balance Sheets at December 31, 2001, 2000 and
  1999......................................................           F-2
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999,.........................           F-3
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2001, 2000 and 1999......           F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999,.........................           F-5
Notes to Consolidated Financial Statements..................   F-6 to F-21

  2. FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as a part of this report as page F-30.

        Schedule IX -- Valuation and Qualifying Accounts.

        All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                Schedule IX -- Valuation and Qualifying Accounts

                                                           ADDITIONS
                                                            CHARGED                              BALANCE
                                              BALANCE AT    TO COSTS                             AT END
                                              BEGINNING       AND                      OTHER       OF
                DESCRIPTION                   OF PERIOD     EXPENSES    RETIREMENTS   CHANGES    PERIOD
                -----------                   ----------   ----------   -----------   -------   ---------
RESERVES AND ALLOWANCES DEDUCTED FROM ASSET
  ACCOUNTS..................................
ALLOWANCE FOR UNCOLLECTABLE ACCOUNTS
  RECEIVABLE................................
Year ended December 31, 1999................     $ 0          $20           $ 0         $0         $20
Year ended December 31, 2000................     $20          $ 0           $16         $0         $ 4
Year ended December 31, 2001................     $ 4          $ 0           $ 0         $0         $ 4
RESERVES AND ALLOWANCES WHICH SUPPORT
  BALANCE SHEET CAPTION RESERVES............
WARRANTY RESERVES
Year ended December 31, 1999................     $ 0          $28           $ 0         $0         $28
Year ended December 31, 2000................     $28          $ 0           $ 7         $0         $21
Year ended December 31, 2001................     $21          $ 0           $ 1         $0         $20
INVENTORY RESERVES
Year ended December 31, 1999................     $ 0          $ 0           $ 0         $0         $ 2
Year ended December 31, 2000................     $ 2          $ 0           $ 0         $0         $ 2
Year ended December 31, 2001................     $ 2          $ 0           $ 0         $0         $ 2

  3. EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Bell National Corporation Plan of Reorganization (Annex I).
          (Incorporated herein by reference to Item 1 of the Bell
          National Corporation Annual Report on Form 10-K for the
          period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987.)*
 2.2      Exchange Agreement dated December 4, 1998 among the Company,
          InPath, and the InPath Members. (Incorporated herein by
          reference to Appendix A to the Bell National Corporation
          Definitive Proxy Statement on Schedule 14A, filed on April
          30,1999.)*
 2.3      Agreement and Plan of Merger of Bell National Corporation
          and the Company. (Incorporated herein by reference to
          Appendix C to the Bell National Corporation Definitive Proxy
          Statement on Schedule 14A, filed on April 30, 1999.)*
 2.4      Agreement and Plan of Merger by and among AccuMed
          International, Inc. AccuMed Acquisition Corp. and Ampersand
          Medical Corporation, dated as of February 7, 2001.
          (Incorporated herein by reference to Appendix I to
          Registration Statement No. 333-61666.)
 2.5      Amendment No. 1, dated May 14, 2001 to the Agreement and
          Plan of Merger by and among AccuMed International, Inc.,
          AccuMed Acquisition Corp. and Ampersand Medical Corporation,
          dated February 7, 2001. (Incorporated herein by reference to
          Appendix I to Registration Statement No. 333-61666.)
 3.1      Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Bell National Corporation
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1988.)*
 3.2      Bylaws of Bell National Corporation. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1989.)*
 3.3      Certificate of Incorporation of the Company as amended.
          (Incorporated herein by reference to Appendix D to the Bell
          National Corporation Definitive Proxy Statement on Schedule
          14A, filed on April 30, 1999.)*
 3.4      By-laws of the Company. (Incorporated herein by reference to
          Appendix E to the Bell National Corporation Definitive Proxy
          Statement on Schedule 14A, filed on April 30, 1999.)*
 3.5      Certificate of Designation, Preferences and Rights of Series
          A Convertible Preferred Stock of Ampersand Medical
          Corporation. (Incorporated herein by reference to Exhibit
          3.5 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)
 3.6      Certificate of Designation, Preferences and Rights of Series
          B Convertible Preferred Stock of Ampersand Medical
          Corporation. (Incorporated herein by reference to Exhibit
          3.6 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)
 3.7      Certificate of Incorporation of Molecular Diagnostics, Inc.,
          as amended. (Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated September 26,
          2001.)
 3.9      Section 6 of Article VII of the By-laws of the Company as
          amended. (Incorporated herein by reference to Exhibit 3.3 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
 3.10     Certificate of Designation, Preferences and Rights of Series
          C Convertible Preferred Stock of Molecular Diagnostics, Inc.
          (Incorporated herein by reference to Exhibit 3.4 to the
          Company's S-2 Registration Statement, File, No. 333083578
          filed February 28, 2002)
 3.11     Certificate of Amendment of Certificate of Designation,
          Preferences and Rights of Series C Convertible Preferred
          Stock. (Incorporated herein by reference to Exhibit 3.5 to the Company's S-2 Registration Statement, File, No.
          333083578 filed February 28, 2002)
 3.12     Certificate of Amendment of Amended Certificate of
          Designation, Preferences and Rights of Series C Convertible
          Preferred Stock. (Incorporated herein by reference to
          Exhibit 3.6 to the Company's S-2 Registration Statement,
          File, No. 333083578 filed February 28, 2002)
 3.13     Certificate of Designation, Preferences and Rights of Series
          D Convertible Preferred Stock. (Incorporated herein by
          reference to Exhibit 3.7 to the Company's S-2 Registration
          Statement, File, No. 333083578 filed February 28, 2002)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.14     Certificate of Designation, Preferences and Rights of Series
          E Convertible Preferred Stock. (Incorporated herein by
          reference to Exhibit 3.8 to the Company's S-2 Registration
          Statement, File, No. 333083578 filed February 28, 2002)
 4.1      Form of Common Stock Purchase Warrant, as executed by Bell
          National Corporation on December 4, 1998 with respect to
          each of Mr. Gombrich, Theodore L. Koenig, William J. Ritger,
          Fred H. Pearson, Walter Herbst, AccuMed International, Inc.,
          Northlea Partners Ltd., and Monroe Investments, Inc.
          (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)*
 4.2      Stockholders Agreement dated December 4, 1998 among the
          Company, Winchester National, Inc., the InPath Members, and
          Mr. Milley, Mr. Shaw, Cadmus, and MMI (collectively, the
          "Claimants"). (Incorporated herein by reference to Exhibit 2 to the Schedule 13D filed jointly by the InPath Members on
          December 14, 1998.)*
 4.3      Form of Common Stock Purchase Warrant issued to Holleb &
          Coff on July 4, 1999 representing the right to purchase
          250,000 shares of Common Stock of the Company in connection with legal services rendered. (Incorporated herein by
          reference to Exhibit 4.3 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
 4.4      Form of Common Stock Purchase Warrant issued to The Research
          Works on October 11, 1999 representing the right to purchase
          70,000 shares of Common Stock of the Company in connection with the preparation of an investment research report.
          (Incorporated herein by reference to Exhibit 4.4 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1999.)*
 4.5      Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 10, 1999 representing the right to purchase 50,000 shares of Common Stock of the Company as
          additional consideration for a 12% Convertible Promissory
          Note issued on the same date. (Incorporated herein by
          reference to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1999.)*
 4.6      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 96,250 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.6 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.7      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 75,759 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.7 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.8      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 121,313 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.8 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.9      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 94,697 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.9 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.10     Form of Common Stock Purchase Warrant issued to William J.
          Ritger on May 24, 2000 representing the right to purchase
          531,614 shares of Common Stock of the Company in connection with financial advisory services rendered. (Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.11     Form of Common Stock Purchase Warrant issued to Denis M.
          O'Donnell on May 24, 2000 representing the right to purchase
          784,901 shares of Common Stock of the Company in connection with financial advisory services rendered. (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.12     Form of Common Stock Purchase Warrant issued to Prospektiva,
          SA on May 23, 2000 representing the right to purchase 48,333 shares of Common Stock of the Company in connection with
          financial advisory services rendered. (Incorporated by
          reference to Exhibit 4.12 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.13     Form of Common Stock Purchase Warrant issued to Dr. Bruce
          Patterson, on September 12, 2000 representing the right to purchase 150,000 shares of Common Stock of the Company as
          additional consideration for the achievement of product
          development milestones under a License and Development
          Agreement for Specific Medical Technology for the Detection
          of Oncogenic HPV Virus. (Incorporated by reference to
          Exhibit 4.13 to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000.)*
 4.14     Form of Common Stock Purchase Warrant issued to Dr. Bruce
          Patterson, on September 12, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company as
          consideration for an Addendum to a License and Development
          Agreement for Specific Medical Technology for the Detection
          of Oncogenic HPV Virus. (Incorporated by reference to
          Exhibit 4.14 to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000.)*
 4.15     Form of Common Stock Purchase Warrant issued to Osprey
          Partners, on November 22, 2000 representing the right to
          purchase 100,000 shares of Common Stock of the Company in
          connection with financial advisory services to be rendered over twelve months. (Incorporated by reference to Exhibit
          4.15 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
 4.16     Form of Common Stock Purchase Warrant issued to Univest
          Management, Inc. on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company in connection with financial advisory services to be rendered over twelve months. (Incorporated by reference to Exhibit
          4.16 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
 4.17     Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 1, 2000 representing the right to
          purchase 50,000 shares of Common Stock of the Company as
          additional consideration for a 12% Promissory Note issued on
          December 4, 2000. (Incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
 4.18     Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 8, 2000 representing the right to
          purchase 1,000,000 shares of Common Stock of the Company as additional consideration for a 15% Promissory Note issued on
          December 11, 2000 in connection with the proposed
          acquisition of AccuMed International, Inc. by the Company.
          (Incorporated by reference to Exhibit 4.18 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.19     Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on February 7, 2001 representing the right to
          purchase 1,000,000 shares of Common Stock of the Company as additional consideration for two 15% Promissory notes issued on February 1, 2001 and February 7, 2001 in connection with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
 4.20     Common Stock Purchase Warrant issued to Azimuth Corporation on August 6, 2001 representing the right to purchase 250,000 shares of common stock of the Company as additional
          consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.24 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)
 4.21     Common Stock Purchase Warrant issued to Cadmus Corporation on August 6, 2001 representing the right to purchase 250,000 shares of common stock of the Company as additional
          consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.23 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.22     Common Stock Purchase Warrant issued to Northlea Partners,
          Ltd. on August 6, 2001 representing the right to purchase
          62,500 shares of common stock of the Company as additional consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.27 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)
 4.23     Common Stock Purchase Warrant issued to Azimuth Corporation on July 26, 2001 representing the right to purchase 500,000 shares of common stock of the Company as consideration of
          Azimuth's waiver of the conversion feature of its $500,000 convertible promissory note issued September 22, 2000.
          (Incorporated by reference to Exhibit 4.25 to the Company's
          S-4 Registration Statement File No. 333-61666 filed August
          24, 2001.)
 4.24     Common Stock Purchase Warrant issued to Azimuth Corporation on August 17, 2001 representing the right to purchase 25,000 shares of common stock of the Company. (Incorporated by
          reference to Exhibit 4.26 to the Company's S-4 Registration
          Statement File No. 333-61666, filed August 24, 2001.)
 4.25     Common Stock Purchase Warrant issued to Tucker Anthony
          Incorporated on July 10, 2001 representing the right to
          purchase 150,000 shares of common stock of the Company.
          (Incorporated by reference to Exhibit 4.28 to the Company's
          S-2 Registration Statement, File No. 333-83578 filed
          February 28, 2002).
 4.26     Common Stock Purchase Warrant issued to Ventana Medical
          Systems, Inc. on November 2, 2001 representing the right to purchase 1,750,000 shares of common stock of the Company.
          (Incorporated by reference to Exhibit 4.29 to the Company's
          S-2 Registration Statement, File No. 333-83578 filed
          February 28, 2002).
 4.27     Form of Confidential $5,000,000 Common Stock Private
          Offering Memorandum dated January 2000. (Incorporated by
          reference to Exhibit 4.20 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.28     Form of Confidential $5,000,000 Series B Convertible
          Preferred Stock Private Offering memorandum dated November
          2000 and amended January 30, 2001. (Incorporated by
          reference to Exhibit 4.21 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.29     Amendment No. 1 to Stockholders Agreement dated July 25,
          2000 among the Company, the InPath Members, Mr. Milley, Mr.
          Shaw, MMI, Cadmus Corporation, and Winchester National, Inc.
          (Incorporated by reference to Exhibit 4.22 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
10.1      Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Raymond O'S. Kelly.
          (Incorporated herein by reference to Exhibit 10.5 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
10.2      Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Nicholas E. Toussaint.
          (Incorporated herein by reference to Exhibit 10.7 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
10.3      Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Nicholas E. Toussaint.
          (Incorporated herein by reference to Exhibit 10.7 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
10.4      SAR Agreement Extension dated November 15, 1995 between the
          Company and Raymond O'S. Kelly. (Incorporated herein by
          reference to Exhibit 10.20 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1995.)*
10.5      SAR Agreement Extension dated November 15, 1995 between the
          Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1995.)*
10.6      Employment Agreement dated May 1, 1998 between Mr. Gombrich and InPath, LLC, as amended on December 4, 1998.
          (Incorporated herein by reference to Exhibit 10.6 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1998.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.7      Claims Agreement dated December 4, 1998 among the Company, the Claimants, and Liberty Associates Limited Partnership.
          (Incorporated herein by reference to Exhibit 4 to the
          Schedule 13D filed jointly by the InPath Members on December
          14, 1998.)*
10.8      Ampersand Medical Corporation Equity Incentive Plan
          established as of June 1, 1999. (Incorporated herein by
          reference to Appendix F to the Bell National Corporation
          Definitive Proxy Statement on Schedule 14A, as filed on
          April 30, 1999.)*
10.9      Ampersand Medical Corporation Employee Stock Purchase Plan.
          (Incorporated herein by reference to Appendix G to the Bell
          National Corporation Definitive Proxy statement on Schedule
          14A, as filed on April 30, 1999.)*
10.10     Employment Agreement dated June 1, 1999 between Mr. Prange and the Company. (Incorporated herein by reference to
          Exhibit 10.11 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1999.)*
10.11     Lease Agreement between the Company and O.P., L.L.C. dated
          September 1, 1999 pertaining to the premises located at
          suite 305, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to Exhibit 10.12 of the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1999.)*
10.12     Amendment to Lease Agreement between the Company and O.P.,
          L.L.C. dated November 1, 1999 pertaining to the premises at suite 300, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to Exhibit 10.13 of the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1999.)*
10.13     Form of Note purchase agreements dated between March 1, 1999 and June 29, 1999 between the Company and several
          purchasers. (Incorporated herein by reference to Exhibit
          10.14 of the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1999.)*
10.14     Form of 6% Convertible Subordinated Note Due 2000, dated
          between March 1, 1999 and June 29, 1999 issued by the
          Company to several purchasers. (Incorporated herein by
          reference to Exhibit 10.15 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
10.15     Schedule of purchasers of 6% Convertible Notes Due 2000,
          including dates and amount purchased. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*
10.16     Form of Senior Convertible Promissory Note issued to Azimuth
          Corporation on December 10, 1999. (Incorporated herein by
          reference to Exhibit 10.17 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
10.17     Form of Restricted Stock Award of 50,000 shares of Common
          Stock issued to David A. Fishman, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting
          Agreement dated June 1, 1999. (Incorporated herein by
          reference to Exhibit 10.18 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)
10.18     Form of Restricted Stock award of 50,000 shares of Common
          Stock issued to Arthur L. Herbst, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting
          Agreement dated July 1, 1999. (Incorporated herein by
          reference to Exhibit 10.19 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
10.19     Form of $2,000,000 note received from Seaside Partners, L.P.
          on April 28, 2000. (Incorporated by reference to Exhibit
          10.20 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
10.20     Form of $300,000 note received from AccuMed International,
          Inc. on September 22, 2000 in conjunction with the proposed acquisition of AccuMed by the Company. (Incorporated by
          reference to Exhibit 10.21 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
10.21     Form of $500,000 Convertible Promissory Note issued to
          Azimuth Corporation on September 22, 2000 in connection with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.22     Form of $500,000 Convertible Promissory Note issued to
          Monsun, AS on November 1, 2000. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.23     Form of $200,000 Promissory Note issued to Azimuth
          Corporation on December 4, 2000. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.24     Form of $100,000 Promissory Note issued to Azimuth
          Corporation on December 11, 2000 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.25 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
10.25     Amendment to Patent and Technology License Agreement dated
          June 9, 2000 by and between Ampersand Medical Corporation,
          AccuMed International, Inc. and InPath, L.L.C. (Incorporated
          by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
10.26     License and Development Agreement for Specific Medical
          Technology for the Detection of Oncogenic HPV Virus dated
          June 23, 2000, by and between Invirion, Dr. Bruce Patterson, and Ampersand Medical Corporation. (Incorporated by
          reference to Exhibit 10.27 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
10.27     First Addendum to License and Development Agreement for
          Specific Medical Technology for the Detection of Oncogenic
          HPV Virus dated September 12, 2000, by and between Invirion,
          Dr. Bruce Patterson and Ampersand Medical Corporation.
          (Incorporated by reference to Exhibit 10.28 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
10.28     Second Addendum to License and Development Agreement for
          Specific Medical Technology for the Detection of Oncogenic
          HPV Virus dated January 12, 2001, by and between Invirion,
          Dr. Bruce Patterson and Ampersand Medical Corporation.
          (Incorporated by reference to Exhibit 10.29 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
10.29     Form of $25,000 Promissory Note issued to Azimuth
          Corporation on February 1, 2001 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.30 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
10.30     Form of $470,000 Promissory Note issued to Azimuth
          Corporation on February 7, 2001 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.31 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
10.31     Lease Agreement between the Company and O.P., L.L.C date May
          18, 2000, pertaining to premises located at 414 N. Orleans,
          Suite 510, Chicago, Illinois 60610. (Incorporated by
          reference to Exhibit 10.32 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
10.32     First Amendment to Lease Agreement between the Company and
          O.P., L.L.C. dated February 13, 2001, pertaining to
          additional premises at 414 N. Orleans, Suite 503, Chicago,
          Illinois 60610 and extending the term of the original lease until February 28, 2006. (Incorporated by reference to
          Exhibit 10.33 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.33     Form of Restricted Stock Award of 25,000 shares of Common
          Stock issued to Eric A Gombrich on May 1, 2000 as additional compensation under a 36 month Employment Agreement dated
          April 1 2000. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.34     Form of Restricted Stock Award of 50,000 shares of Common
          Stock issued to Ralph M. Richart, M.D., on July 24, 2000 as additional compensation under a 36 month Consulting
          Agreement dated June 1, 2000. (Incorporated by reference to
          Exhibit 10.35 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.35     Form of Restricted Stock Award of 50,000 shares of Common
          Stock issued to J. Thomas Cox, M.D., on October 20, 2000 as additional compensation under a 36 month Consulting
          Agreement dated October 15, 2000. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)
10.36     Form of Voting Agreement between the Company and each of the officers and directors of AccuMed International, Inc.
          (Exhibit A to the Agreement and Plan of Merger included in
          Appendix I to the proxy statement-prospectus.)
10.37     $100,000 Promissory Note issued to Cadmus Corporation on
          July 26, 2001. (Incorporated by reference to Exhibit 10.39 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
10.38     $100,000 Promissory Note issued to Azimuth Corporation on
          August 6, 2001. (Incorporated by reference to Exhibit 10.40 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
10.39     $25,000 Promissory Note issued to Northlea Partners, Ltd. on
          August 6, 2001. (Incorporated by reference to Exhibit 10.41 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
21.1      Subsidiaries of the Company.

---------------

* SEC File NO. 0-935