Form 10-K/A
period 2001-12-31
MOLECULAR DIAGNOSTICS INC
filed 2002-04-30
CIK 75439

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A


                       FOR ANNUAL AND TRANSITION REPORTS

                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A. [ ]



     The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 15, 2002 was $16,953,949, based upon the closing sales price of shares of the Company's Common Stock, $0.001 par value per share ("Common Stock"), of $0.89 per share as reported on the Nasdaq Over-the-Counter Bulletin Board Market on that date.



     The number of shares of Common Stock outstanding as of April 15, 2002 was 25,684,223



     Index to Exhibits is on page ii-1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          MOLECULAR DIAGNOSTICS, INC.

                          ANNUAL REPORT ON FORM 10-K/A

                               DECEMBER 31, 2001

                               TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I
ITEM 1.   BUSINESS
          General Development of Business.............................      1
          Recent Developments.........................................      1
                a) Bridge Financing...................................      1
                b) Resignation of an Officer..........................      1
                c) SpectRx Litigation.................................      2
                d) Financial Information About Industry Segments......      2
          Description of Business.....................................      2
                a) General Overview...................................      2
                b) Products...........................................      2
                    1) InPath System..................................      2
                c) In-Cell HPV Test...................................      3
                d) Samba Software Products and Services...............      3
                e) Automated Microscopy Instruments...................      3
                    1) AcCell.........................................      3
                    2) AcCell Savant..................................      4
                f) Back-Log of Orders.................................      4
                g) Markets............................................      4
                h) Government Regulation, Clinical Studies and
          Regulatory Strategy.........................................      5
                i) Competition........................................      8
                j) Operations.........................................      9
                k) Intellectual Property..............................     10
                l) Research and Development...........................     11
                m) Component and Raw Materials........................     12
                n) Working Capital Practices..........................     13
                o) Employees..........................................     13
          Financial Information About Foreign and Domestic Operations
          and Export Sales............................................     13
          Cautionary Statement for the Purposes of the "Safe Harbor"
          Provisions of the Private Securities Litigation Reform Act
          of 1995.....................................................     14
ITEM 2.   PROPERTIES..................................................     14
ITEM 3.   LEGAL PROCEEDINGS...........................................     15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     16

                                                                         PAGE
                                                                         ----
PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................     16
          Market Information..........................................     16
          Holders.....................................................     16
          Dividends...................................................     16
          Stock Transfer Agent........................................     16
          Recent Sales of Unregistered Securities and Use of
          Proceeds....................................................     16
          Reimbursement of Legal Fees.................................     17
ITEM 6.   SELECTED FINANCIAL DATA.....................................     18
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     18
          Results of Operations.......................................     18
                a) Overview...........................................     18
                b) Significant Accounting Policies....................     20
                c) Revenue............................................     20
                d) Costs and Expenses.................................     21
                    1) Cost of Goods Sold.............................     21
                e) Research and Development...........................     21
                f) Selling, General and Administrative................     21
                g) Impairment Loss....................................     22
                h) Other Income and Expense...........................     22
                    1) Interest Income................................     22
                    2) Interest Expense...............................     23
                    3) Other Income and Expense, Net..................     23
                i) Net Loss...........................................     24
                j) Liquidity and Capital Resources....................     24
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................     29
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     29
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................     29

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............     29
ITEM 11.  EXECUTIVE COMPENSATION......................................     31
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................     36
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     41

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
          FORM 10-K/A
          Documents Filed as Part of Report...........................     43
                a) Financial Statements...............................     43
                b) Financial Statement Schedules......................     43
                c) Exhibits...........................................     43
Signatures............................................................     51

Index to Financial Statements
Report of Independent Auditors........................................    F-1

                                                                         PAGE
                                                                         ----
Consolidated Balance Sheets at December 31, 2001 and 2000.............    F-2
Consolidated Statements of Operations for the three years ended
  December 31, 2001, 2000, and 1999...................................    F-3
Consolidated Statements of Cash Flows for the three years ended
  December 31, 2001, 2000, and 1999...................................    F-4
Consolidated Statement of Stockholder's Equity (Deficit) for the three
  years ended December 31, 2001, 2000 and 1999........................    F-6
Notes to Consolidated Financial Statements............................    F-9
EXHIBIT INDEX.........................................................   ii-1

     This amendment is being filed to include the information in Part III, Items 10-13, with respect to information which was previously intended to be incorporated by reference from the definitive proxy statement of Molecular Diagnostics, Inc. related to its 2002 Annual Meeting of Stockholders.


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

Gombrich, the Chairman of the Board of Directors, in those offices until a successor was hired. On March 3, 2002, we contracted from Tatum CFO Partners, LLP, Michael A. Brodeur, for the possible future hire as President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary.


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

  AUTOMATED MICROSCOPY INSTRUMENTS

  AcCell


     In November 2001, Ventana Medical Systems, Inc. ("Ventana") agreed to purchase and distribute AcCell with their image analysis software, a computer aided automated microscopy instrument, designed to help medical specialists examine and diagnose specimens of human cells. AcCell may be delivered with a variety of features including:

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

  MARKETS

     According to several industry reports , there are approximately 60,000,000 PAP tests performed annually in the United States. The U.S. market for cervical screening today amounts to approximately $1,000,000,000, based on current average costs to perform the existing test. We do not plan to develop and train a large direct sales force to sell the InPath System. Our initial strategy is to market the laboratory version of the InPath System to major laboratory organizations in the United States. Once the InPath System has been successfully established in the laboratory market, our strategy is to form alliances with these laboratories and other medical products distribution companies and utilize their sales forces to broaden sales of the InPath System to hospitals, clinics, managed care organizations and office-based physician groups.

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


  GOVERNMENT REGULATION, CLINICAL STUDIES AND REGULATORY STRATEGY


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


     In the United States we follow the practice of immediately filing a provisional patent application for each invention as soon as it has been determined that the invention meets the minimum standards for patentability. While a provisional patent application does not provide any formal rights or protections, it does establish an official priority date for the invention that carries over to any utility patent applications that are derived from the provisional application with the next 12 months. A utility patent application begins the process that can culminate in the issuance of a U.S. patent. We convert each outstanding provisional patent application into some number of utility patent applications within this 12 month period. In most cases each provisional application results in one utility filing. However, in some cases a single provisional application has generated two independent utility filings or multiple (up to five) provisional applications have been consolidated into a single utility application. During the prosecution of a utility application, the U.S. Patent Office may require us to divide the application into two or more separate applications or we may file a continuation-in-part patent application that expands upon the technology claimed in another patent application and which has the potential of superceding the earlier application. For these reasons, estimating the number of patents that are likely to issue based upon the numbers of provisional and utility applications filed is problematical.



     Prior to filing a utility application in the United States, we review the application to determine whether obtaining patent coverage for the invention outside of the United States is necessary or desirable to support our business model. If so, a patent application is filed under the Patent Cooperation Treaty
(PCT) at the same time that the U.S. filing is made. Depending upon the nature of the invention and business considerations, we typically specify the patent offices in three to six countries to which the PCT application is to be submitted after the initial examination is completed.


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


     Patent applications filed prior to November 29, 2000 in the United States are maintained in secrecy until any resulting patent issues. As there have been examples of U.S. patent applications that have remained "in prosecution" and, therefore, secret for decades, it is not possible to know with certainty that any U.S. patent that we may own, file for or have issued to us will not be pre-empted or impaired by patents filed before ours and that subsequently issue to others. Utility patent applications filed in the United States after November 29, 2000 are published eighteen months after the earliest applicable filing date. As this revised standard takes full effect, the chances that such a "submarine" patent will impair our intellectual property portfolio will be significantly reduced. Foreign patent applications are automatically published eighteen months after filing. As the time required to prosecute a foreign utility patent application generally exceeds eighteen months and the foreign patents use a "first to file" rather than a "first to invent" standard, we do not consider submarine patents to be a significant consideration in our patent protection outside of the United States.


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

  WORKING CAPITAL PRACTICES

     As of December 31, 2001, we have not sold any InPath System products, except for ASR's. During the final quarter of 2001 we sold several AcCell instrument platforms, billed and received fees under an AcCell Savant fee-for-use contract and closed on the first sale of Samba software products in the United States. We have financed our U.S. operations and research and development by raising funds through the sale of debt or equity. We will continue to use these methods to fund our operations until such time as we are able to generate adequate revenues and profits from the sales of some or all of our products.


     The sale of Samba products, totaling approximately $802,000 for the year ended December 31, 2001, outside the United States generates revenue that is used to support Samba operations. Samba has obtained a 137,204 Euro (approximately $123,000) revolving line of credit from its bank to provide supplemental funds, as needed. Availability of funds under the line of credit is based on and secured by Samba's monthly billings to customers. The line is especially helpful since collection periods for many customers may exceed standard thirty-day terms. Customers requiring government funding to pay their bills or customers outside France often take longer than thirty days to pay. At times Samba requires a deposit on an order before ordering any equipment or beginning any work.


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


     As part of the Series D convertible preferred stock offering in November 2001, we licensed to Ventana software and software technology. We did not recognize revenue related to the license and technology development agreement during 2001.


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


     On February 1, 2002, we reached an out-of- court settlement with SpectRx. Under the terms of the settlement, SpectRx paid a lump sum cash payment to us, and we have granted SpectRx an option to license certain of our technology. Additional terms of the settlement are confidential. Under the terms of the settlement, neither party admitted any liability or wrongdoing. Welch Allyn also was a party to the settlement agreement.


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

DIVIDENDS


     We have not paid a cash dividend on common shares, and the Board of Directors is not contemplating paying one for the foreseeable future. We have accrued non-cash cumulative dividends for various preferred share offerings through December 31, 2001 totaling approximately $2.6 million.


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


     Also in November 2001, we completed a private placement of Series D convertible preferred stock to Ventana pursuant to Regulation D. We received $1,750,000 in net proceeds from the sale of 175,000 shares of Series D convertible preferred stock. The Series D convertible preferred stock has a dividend rate of 10% and is convertible into our common stock at a conversion rate equal to $1.00 per share. We also issued a three-year warrant to Ventana entitling the holder to purchase 1,750,000 shares of our common stock at an exercise price of $1.15 per share. The sale of the Series D Convertible preferred stock to Ventana was made in conjunction with a license and technology agreement under which Ventana was granted a perpetual license to Samba software and agreed to purchase AcCell instruments over a three year period.



     In December 2001, we completed an exchange offer in which our shareholders tendered 10,859,688 shares of our common stock in exchange for approximately 434,388 shares of Series E convertible preferred stock. The Series E convertible preferred stock has a dividend rate of 10% and is convertible into our common stock at any time after December 1, 2002 at a conversion rate equal to $0.80 per share.


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


     On October 11, 2001, MDI obtained a 30% investment in Cell Solutions, LLC. Cell Solutions was formed for the purposes of developing and improving slide preparation systems. As consideration, MDI provided Cell Solutions five-year warrants to purchase 172,120 shares of common stock with an exercise price of $0.82. These warrants were valued using Black-Scholes and determined to have a value of $127,000. MDI has included the value of these warrants as an investment at December 31, 2001. MDI determined the fair value of the investment to be impaired at December 31, 2001. The investment was written down to zero as a result of the uncertainty of future benefit or revenue stream.


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

SIGNIFICANT ACCOUNTING POLICIES



     Revenue Recognition. Molecular Diagnostics, Inc. recognizes revenue upon shipment of product or license to customers and no remaining Company obligations or contingencies exist, or in the case of sales of software by its wholly owned subsidiary Samba, upon shipment if persuasive evidence of an arrangement exists; sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.



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



     Application of Black-Scholes Valuation Model. In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 6% for 2001 and 2000, a volatility factor of 90% for 2001 and 216% for 2000, and a fair value of the underlying common shares of closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.


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

  COSTS AND EXPENSES

  Cost of Goods Sold


     Cost of goods sold for 2001 amounted to $476,000, a decrease of $161,000, or 25.3% over 2000 cost of goods sold, resulting primarily from reductions of net sales and decreases in software products sold with higher gross margins.


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

  SELLING, GENERAL AND ADMINISTRATIVE


     In 2001, selling, general and administrative expenses ("SG&A") were $6,347,000, an increase of $2,628,000, or 70.7%, over similar expenses for the year 2000. This increase is primarily due to increased salaries and wages and related payroll costs and other operating expenses resulting from AccuMed merger operations integration. Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal or accounting services, travel costs, fees for public and/or investor relations services, insurance premiums, recruitment fees, marketing related costs, amortization and depreciation.

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


  IMPAIRMENT LOSS



     In 2001, MDI recorded impairment losses aggregating $6,107,000. These losses are comprised of $5,833,000 for the impairment of goodwill recognized in MDI's acquisition of AccuMed and $274,000 for the write-off of the full amount of MDI's pending patent portfolio. At December 31, 2001, management determined several factors, principally that certain contracts being negotiated by AccuMed failed to materialize, indicating that the carrying value of goodwill from the AccuMed acquisition was impaired. Management also performed an assessment of the development of MDI's pending patent portfolio. As a result of the developmental nature of the portfolio and significant uncertainty surrounding the ultimate issuance of the related patents, MDI recorded an impairment loss.


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

  Interest Expense


     In 2001, our interest expense amounted to $526,000, an increase of $291,000, or 123.8% over 2000 interest expense. The increase reflects interest on a higher level of average outstanding debt during the current year. The amount includes a non-cash expense of $226,000 representing the amortization of debt discount on two $500,000 convertible promissory notes issued in September and November 2000 and an additional $500,000 convertible promissory note issued in May of 2001 in exchange for cash under the same terms as the notes issued in 2000. The conversion price of the 2001 note was less than the market price of our common stock at the time of the transaction and the holders of this note are also considered to have a beneficial conversion feature. We recorded the calculated value of the beneficial conversion feature amounting to $50,000 as debt discount, and we are amortizing the discount as additional interest expense over the life of the note. The 2001 amount also includes an additional non-cash expense of $11,589 representing the value of warrants issued as additional consideration for a $470,000 note issued to Azimuth Corporation in February 2001, a $100,000 note issued to Azimuth Corporation in August 2001, a $100,000 note issued to Cadmus Corporation in July 2001, and a $25,000 note issued to Northlea Partners, Ltd. in August 2001. Alexander Milley, one of our directors and significant stockholder, has a controlling interest in and is considered a control person of Azimuth Corporation and Cadmus Corporation, and John Abeles, M.D., also one of our directors, is the managing general partner of Northlea Partners, Ltd. Lastly, the 2001 amount includes the calculated value of a warrant issued to Azimuth Corporation in exchange for their waiver of the conversion feature of the September 2000 convertible promissory note and the calculated value of a warrant issued to Monsun, SA as consideration for a three month extension of the due date of the convertible promissory note issued in November 2000.


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

  NET LOSS


     Our net loss for 2001 was $16,630,000. Cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock totaled $562,000. Deemed dividends on the Series B and Series C convertible preferred stock, resulting from the beneficial conversion feature of the Series B and Series C convertible preferred stock totaled $2,559,000. The combined total of the loss and the preferred dividends results in a net loss available to common stockholders of $19,791,000, or $0.62 per share on 32,019,531 weighted average shares outstanding. The 2001 weighted average shares outstanding reflect additional shares of common stock issued during the year and the exchange of 10,859,688 shares of common stock into shares of Series E convertible preferred stock in December 2001.


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

  LIQUIDITY AND CAPITAL RESOURCES


     R&D, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We may be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $7,963,000 and $5,916,000 during 2001 and 2000, respectively, in operating activities.


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


     In July 1999, Samba negotiated a Revolving Credit Line with Banc National de Paris ("BNP"). The terms of this revolver provide that Samba may borrow, in the form of an advance on payment against monthly billings, up to a maximum of 137,204 Euros, approximately $123,000 U. S. Dollars. The terms of the revolver require Samba to pay interest at Euribor plus 2.5% (5.9% at December 31, 2001) on advances outstanding under the revolver and grant BNP a security interest in Samba accounts receivable. The revolver was renewed in January 2002. As of December 31, 2001, an amount of $177,000 was outstanding against the revolver.


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


     On February 7, 2001, we signed a definitive agreement to merge our subsidiary, AccuMed Acquisition, Corp., with AccuMed. We formed AccuMed Acquisition Corp. to acquire AccuMed. Under the terms of this agreement, we exchanged 3,911,245 shares of our common stock for all of the outstanding common stock of AccuMed. In addition, we exchanged 218,438 shares of our Series A convertible preferred stock for all of the outstanding convertible preferred stock of AccuMed. The 218,438 shares of our Series A convertible preferred stock are convertible into approximately 95,000 shares of our common stock. On September 17, 2001 we completed the acquisition of AccuMed. This acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, "Business Combination". The

Company has consolidated the results of operations of AccuMed from the date of acquisition. Fair market value of tangible and intangible assets of AccuMed have been determined by a third-party valuation resulting in a total purchase price of approximately $14,178,000.

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


     On February 1, 2001 and February 7, 2001, we issued promissory notes to Azimuth in exchange for $25,000 and $470,000, respectively, in cash. Those notes bore interest at the rate of 15% per annum. Those notes were required to be repaid from the proceeds of any new offering of debt or equity undertaken by us subsequent to the dates of the notes. As additional consideration for the note issued on February 7, 2001, we granted Azimuth a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share, an approximate 83% discount from the $1.50 market price of the common stock on the date the warrant was issued. That warrant expires five years from the date of the grant. We determined the value of the warrant to be $12,000, using the difference between the fair market interest rate and the stated interest rate. We used $470,000 to partially fund the loan to AccuMed made on February 7, 2001, in connection with the signing of a definitive agreement to acquire AccuMed. We repaid both notes and accrued interest on February 20, 2001. Since the February 7, 2001 note was repaid on February 20, 2001, we charged the entire value of the warrant, issued as additional consideration for the note, to interest expense during February 2001. We also repaid two additional promissory notes, issued in December 2000, and accrued interest on February 20, 2001. The proceeds of the February 2001 notes were used to fund a portion of the loan to AccuMed upon the signing of the agreement on February 7, 2001, pursuant to which AccuMed was merged into our subsidiary.


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


     On May 15, 2001, we completed the sale of the remaining 166,000 shares of authorized Series B convertible preferred stock in the private offering. We received net cash proceeds of $664,000. An advisory group that assisted us in finding investors was compensated through the issuance of 66,400 shares of our common stock. We determined a fair value of approximately $81,000 for the common stock issued to the advisory group. The fair value was based on the closing price of our common stock on the date of the transaction.


     On May 15, 2001, we issued a convertible promissory note to NeoMed Innovations III, LP in exchange for $500,000 in cash. The note bears interest at the rate of 12% per year and is due twelve months from the date of issue. The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term at a conversion price of $1.00 per share. The conversion price of the note was less than the market price of the common stock at the date of issuance and therefore, the holder is considered to have a beneficial conversion feature. We determined the value of this beneficial conversion feature to be $50,000. This value was recorded as a reduction to the debt and will be amortized as additional interest expense over the life of the note. During the period from May 15, 2001 through September 30, 2001, we recorded $31,000 to interest expense to reflect the amortization of the debt discount on this note.



     On July 26, 2001, we issued a promissory note to Cadmus Corporation ("Cadmus") in exchange for $100,000 in cash. Alexander Milley, one of our directors and a significant stockholder, is also considered a control person of Cadmus. On August 6, 2001, we issued a promissory note to Azimuth in exchange for $100,000 in cash. The notes which were due on September 22, 2001 and subsequently extended to November 15, 2001 bore interest at the rate of 15% per annum. As additional consideration for the notes, we issued five-year warrants to Cadmus and Azimuth entitling each holder to purchase 250,000 shares of the common stock at an exercise price of $1.00 per share. The closing market prices of the common stock on the respective issue dates of the warrants entitling each holder to purchase 250,000 shares of common stock were $0.73 per share. We determined using the fair value interest rate method, the fair value of these warrants to be $1,400. This value was charged to interest expense during the third quarter.



     In August 2001, we agreed to issue a five-year warrant to Azimuth, entitling the holder to purchase 500,000 shares of common stock at $1.00 per share. In conjunction with the issuance of this warrant, Azimuth agreed to relinquish the conversion rights of a convertible promissory note issued by us in September 2000, which entitled Azimuth to convert the principal and accrued interest due under the note into common stock at a conversion price of $1.00 per share. The September 2000 note was considered to have a beneficial conversion feature for which we had determined a fair value of $125,000 in 2000. This fair value was recorded as a discount to the debt and was being amortized as additional interest expense over the term of the note. The closing market price of the common stock on the issue date of this warrant was $0.73 per share. We determined the fair value of the warrant to be approximately $25,000 based on the value of the unamortized debt discount at the date this warrant was issued and the conversion right on the note was waived. This value was charged to interest expense during the third quarter.



     In November 2001, we received $3,635,000 in net proceeds from the private sale of 1,331,499 shares of Series C convertible preferred stock to a limited number of accredited investors. The Series C preferred stock has a dividend rate of 10% and is convertible into common stock at a conversion rate equal to $0.60 per share.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY



NAME                       OFFICES AND POSITIONS, IF ANY, HELD WITH THE COMPANY; AGE
----                       ---------------------------------------------------------
Peter P. Gombrich.......   Chairman of the Board, Chief Executive Officer and
                           Director; Age 64
Alexander M. Milley.....   Director; Age 48
Robert C. Shaw..........   Director; Age 48
John Abeles, M.D........   Director; Age 57
Denis M. O'Donnell,
  M.D...................   Director; Age 48



NOMINEES



     PETER P. GOMBRICH has been Chairman of the Board and Chief Executive Officer of the Company and a director since December 1998. Mr. Gombrich served as Chairman of the Board and Chief Executive Officer of InPath, L.L.C. ("InPath"), a bio-molecular medical testing company, since Mr. Gombrich founded that company in March 1998. InPath was acquired by the Company in December 1998. In 1994, Mr. Gombrich founded AccuMed International, Inc., a cytopathology products company, and served as Chairman, President and Chief Executive Officer of AccuMed until January 1998. From 1990 until he founded AccuMed in 1994, Mr. Gombrich was a consultant in the cytology and microbiology industries. From July 1985 until September 1989, Mr. Gombrich was President and Chief Executive Officer, and from July 1985 until November 1990 was Chairman of the Board of CliniCom Incorporated, a bedside clinical information systems company, which he founded. In 1976, Mr. Gombrich co-founded St. Jude Medical, Inc., a life support medical device company, in which he served as Executive Vice President until 1980, when he became President of the pacemaker division of that company, serving in that position until 1982. Mr. Gombrich has a Bachelor of

Science degree in Electrical Engineering from the University of Colorado and a Masters in Business Administration from the University of Denver.



     ALEXANDER M. MILLEY has been a director of the Company since 1989. Mr. Milley is President and Chairman of the Board of ELXSI Corp. a holding company with subsidiaries operating in the restaurant and environmental inspection equipment industries. He is also President and Chairman of the Board of Azimuth, a holding company with subsidiaries operating in the trade show exhibit and retail environment design and the distribution of electrical components and fasteners industries. Mr. Milley was Chairman of the Board and Chief Executive Officer of Bell National Corporation ("Bell"), a predecessor of the Company until December 1998 and was President of Bell from August 1990 until December 1998. Mr. Milley is the founder, President, sole director and majority shareholder of Milley Management, Inc. ("MMI"), a private investment and management-consulting firm. Mr. Milley is also the President of Cadmus, a private investment and management-consulting firm. Mr. Milley was Senior Vice President-Acquisitions from December 1983 until July 1986 of the Dyson-Kissner-Moran Corporation, a private investment company.



     DENIS M. O'DONNELL, M.D. has been a director of the Company since December 1998. Since 1997, he has been Managing Director of Seaside Advisors, L.L.C., an investment advisor to Seaside Partners a fund specializing in small capitalization private placements. Prior to joining Seaside Advisors, L.L.C., Dr. O'Donnell was President of Novavax, Inc. ("Novavax"), a company engaged in the development of pharmaceutical products, from its inception in 1995 to 1997. Dr. O'Donnell currently serves as a director and Chairman of Novavax. From 1991 to 1995, Dr. O'Donnell served as Corporate Vice President of Medical Affairs of IGI, Inc., a clinical drug testing company. Prior to joining IGI, Inc. in 1991, Dr. O'Donnell was Director of the Clinical Research Center at MTRA, Inc. a company engaged as investigator in human clinical trails. Dr. O'Donnell has been a director of ELXSI Corporation since 1996 and of Columbia Laboratories, Inc., a pharmaceutical company, since 1999. Dr. O'Donnell is a Fellow of the American College of Clinical Pharmacology and serves on the Scientific Advisory Board of the Associates of Clinical Pharmacology.



     JOHN H. ABELES, M.D. has been a director of the Company since May 1999. Dr. Abeles is President of MedVest, Inc. a venture capital and consulting firm he founded in 1980. He is also General Partner of Northlea Partners, Ltd. ("Northlea Partners"), a family investment partnership. Dr. Abeles was a senior medical executive at Sterling Drug, Pfizer, and Revlon Healthcare, Inc. and subsequently was a medical analyst at Kidder, Peabody & Co. Dr. Abeles is a director of a number of companies operating in the medical device or healthcare fields, including I-Flow Corporation, Oryx Technology Corp., Encore Medical Corporation, and DUSA Pharmaceuticals, Inc. Dr. Abeles received his medical degree and degree in pharmacology at the University of Birmingham in England and is currently a director at the Higuchi BioSciences Institute at the University of Kansas.



     ROBERT C. SHAW has been a Director of the Company since November 1989. Mr. Shaw is President of Contempo Design, Inc., a firm specializing in the design of exhibits and retail environments. Mr. Shaw was Chief Financial Officer of Bell from November 20, 1989 to December 1998. Mr. Shaw has been a Vice President of MMI since March 1989, an officer or director of Azimuth or certain of its subsidiaries since November 1990, a director of Cadmus since January 1992 and an officer or director of ELXSI since September 1989. Mr. Shaw was Vice President of Berkeley Softworks, Incorporated ("Berkeley") from September 1987 to March 1989. From January 1987 to September 1987, he was Vice President, and from July 1985 until January 1987, he was Director of Finance and Operations, at Ansa Software, Incorporated ("Ansa"). Berkeley and Ansa developed and produced personal computer software.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the outstanding shares of the common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all reports they file.

     Based solely on the Company's review of copies of such reports it has received and of written representations from certain reporting persons concerning their beneficial ownership of the common stock, the Company believes that during 2001, all reports were timely filed except that Mr. Milley filed a late Form 4 to report a transaction, and Mr. Ritger filed a late Form 4 to report a transaction.


ITEM 11. EXECUTIVE COMPENSATION


                                  COMPENSATION





COMPENSATION OF DIRECTORS



     The Company compensates its non-management directors through the annual grant of options to purchase shares of common stock. The options are granted at the first directors meeting following the annual meeting of stockholders. The exercise price of the options is set at the fair market value determined by the closing price of the common stock as reported on the Over-the-Counter Bulletin Board on the date of the grant. Non-management directors were each granted options to purchase 219,000 shares, 50,000 shares and 20,000 shares for the years 2001, 2000 and 1999, respectively. The Company also reimburses directors for expenses incurred in connection with their attendance at meetings of the Board of Directors.



                           SUMMARY COMPENSATION TABLE



                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                                                    -----------------------
                                                     ANNUAL COMPENSATION            RESTRICTED
                                             ------------------------------------     STOCK
NAME AND PRINCIPAL POSITION           YEAR    SALARY      BONUS(1)   OTHER(2)(3)      AWARDS      OPTIONS
---------------------------           ----   --------     --------   ------------   ----------   ----------
Peter P. Gombrich,..................  2001   $247,000           0      $ 9,000           0        150,000
  Chairman of the Board and           2000   $227,000     $50,000      $35,153           0        200,000
  Chief Executive Officer             1999   $200,000     $50,000      $ 9,000           0              0
Leonard R. Prange,..................  2001   $177,000           0      $18,307           0         50,000
  President, Chief Operating, Chief   2000   $162,500     $25,000      $24,270           0        100,000
  Financial Officer and Secretary     1999   $125,000     $25,000      $ 3,500           0        400,000


---------------


(1)The employment agreements of Mr. Gombrich and Mr. Prange until his resignation provide that they are each entitled to receive bonus compensation at the discretion of the Board of Directors. During May 2000 and February 2001, the Board authorized 1999 and 2000 bonus payments, respectively, to Mr. Gombrich and Mr. Prange.



(2)MDI policy provides that an employee may receive cash compensation in lieu of unused vacation time or defer unused vacation time for use in future periods. Mr. Gombrich received cash compensation of $26,153 in 2000 and Mr. Prange received cash compensation of $18,270 in 2000 and $12,307 in 2001 to offset portions of their respective unused vacation time.



(3)The employment agreements of Mr. Gombrich and Mr. Prange provide that they are to receive monthly automobile allowances of $750 and $500, respectively.



(4)Mr. Prange resigned his executive officer positions effective December 31, 2001.



STOCK OPTIONS



                             OPTION GRANTS IN 2001



     The following table sets forth certain information with respect to stock options relating to common stock granted to the named executive officers during 2001 under the 1999 Equity Incentive Plan.



     In addition to providing the number of shares subject to options granted to the named executive officers, the following table discloses the range of potential realizable values at various assumed appreciation rates. The table discloses for the named executive officers the gain or "spread" that would be realized at the end of the option term for the options granted during 2001, if the price of the common stock appreciates annually by the percentage levels indicated from the market price on the date of grant.



                                                                                      POTENTIAL REALIZABLE
                                                                                             VALUE
                                                                                       AT ASSUMED ANNUAL
                                                                                             RATES
                                  NUMBER OF                                              OF STOCK PRICE
                                  SECURITIES   PERCENT OF                                 APPRECIATION
                                  UNDERLYING      TOTAL      EXERCISE                   FOR OPTION TERM
                                   OPTIONS     OPTIONS IN    PRICE PER   EXPIRATION   --------------------
NAME                               GRANTED     FISCAL YEAR     SHARE        DATE       5% ($)     10% ($)
----                              ----------   -----------   ---------   ----------   --------   ---------
Peter P. Gombrich...............   100,000       6.55%         $1.69      2/22/06     $46,623    $103,024
Peter P. Gombrich...............    50,000       3.28%         $1.01      7/25/06     $13,952    $ 30,831
Leonard R. Prange(1)............    50,000       3.28%         $1.69      2/22/11     $53,142    $134,671


---------------


(1)Mr. Prange's options of 50,000 shares granted February 22, 2001 were cancelled upon his resignation on December 31, 2001.



     The following table sets forth information with respect to the value of all stock options held at December 31, 2001 by the named executive officers. No options were exercised by the named executive officers in 2002.



                      FISCAL YEAR END OPTION / SAR VALUES



                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                      OPTIONS / SARS                OPTIONS / SARS
                                                    AT FISCAL YEAR END            AT FISCAL YEAR END
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Peter P. Gombrich.............................    123,333        226,667              0            0(2)
Leonard R. Prange(1)..........................    400,000              0       $202,520            0(2)


---------------


(1)On May 27, 1999, Mr. Prange was granted an option to purchase 400,000 shares of common stock at an exercise price of $0.3937 per share, the fair market value as of the date of the grant determined in accordance with the provisions of the 1999 Equity Incentive Plan. One-third of the option vested on the date of grant, one-third on May 27, 2000, and the remainder vested on May 27, 2001. Mr. Prange's options for 100,000 shares granted May 23, 2000 and for 50,000 shares granted February 22, 2001 were cancelled upon his resignation on December 31, 2001.



(2)Options granted to Mr. Gombrich and Mr. Prange during 2000 vest at the rate of 20% per year beginning on May 23, 2001, and have exercise prices of $2.75 per share. Options granted to Mr. Gombrich during 2001 are options for 100,000 shares which vest at the rate of 33% per year beginning February 22, 2001 with an exercise price of $1.6875 and options for 50,000 shares which vested on July 25, 2001 with an exercise price of $1.01.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     The Company does not have a compensation committee. The Board of Directors participates in deliberations concerning executive compensation. Mr. Gombrich, Chairman of the Board and Chief Executive Officer does not participate in any of the Board's deliberations concerning his own compensation. Other than Mr. Gombrich and Messrs. Milley and Shaw, who were officers and directors of Bell, a predecessor of the Company, no member of the Board of Directors is a current or former officer or employee of the Company or any of the Company's subsidiaries. None of the Company's executive officers have served on the board of directors or on the compensation committee of any other entity that had an executive officer serving on the Company's Board of Directors.

EMPLOYMENT AGREEMENTS



     MR. GOMBRICH is employed as Chairman of the Board and Chief Executive Officer of the Company pursuant to an employment agreement (the "Gombrich Agreement") with InPath dated May 1, 1998. The Gombrich Agreement was amended on December 4, 1998, to reflect changes related to the acquisition of InPath by MDI. Under the Gombrich Agreement, Mr. Gombrich receives annual compensation consisting of a base salary, a bonus determined at the discretion of the Board of Directors, and a monthly automobile allowance of $750. Mr. Gombrich's base salary may be increased at the discretion of the Board of Directors. His base salary was $225,000 in 2000 and $250,000 in 2001. The Gombrich Agreement had an initial term of three years, beginning May 1, 1998 and ending April 30, 2001. Thereafter, the Gombrich Agreement automatically renews for consecutive terms of two years unless either Mr. Gombrich or the Company elects not to renew it. The Gombrich Agreement has been renewed and is effective through April 30, 2003. For two years following the termination of the Gombrich Agreement, Mr. Gombrich may not participate in a business that substantially and directly competes with the Company. If there is a change of control, as defined in the Gombrich Agreement, and the Company thereafter terminates the Gombrich Agreement without cause, or Mr. Gombrich terminates the agreement for good reason, as defined in the Gombrich Agreement, Mr. Gombrich is entitled to a lump-sum severance payment equal to three times the sum of his annual base salary, his annualized monthly automobile allowance, and the highest incentive compensation paid to him in any of the previous year incentive compensation periods. If Mr. Gombrich is terminated without cause or resigns for good reason, and no change of control has occurred, he is entitled to a lump-sum severance payment equal to two times the sum of the foregoing amounts.



EXECUTIVE COMPENSATION POLICIES



     The Board's intent is to structure the compensation of the Company's executive officers so as to attract and retain executives capable of leading the Company to meet its business objectives and to motivate them to enhance long-term shareholder value. The Company's executive officers receive annual compensation consisting of cash salary as well as other forms of compensation, which the Board believes to be in the best interests of the Company and the stockholders. Examples of such additional compensation are cash bonuses and automobile allowances. In determining the level of total compensation to be paid to an executive officer, the Board considers such factors as the officer's responsibilities, qualifications and contribution to the Company, and the compensation paid by comparable companies to individuals in comparable positions. The Board's evaluation of executive officers, except the Chief Executive Officer, may also be based on the Chief Executive Officer's assessment of the officer's contribution to the Company. The Board also compensates executive officers and other key employees by means of stock options or other types of long-term, equity based awards, primarily under the terms of the 1999 Equity Incentive Plan, with respect to which the Board acts as the compensation committee.



     In selecting new executive officers, the Board considers the specific needs of the Company and the expertise and special skills offered by the candidates. The Board then determines starting compensation based on its assessment of the package needed to attract a particular individual to the Company. Compensation of continuing officers is also reviewed periodically against this assessment.



     The employment agreements for Messrs. Gombrich and Prange provide for incentive compensation payments at the discretion of the Board. Since the Company's ultimate financial performance is directly related to its primary products, which are still in development and have not yet been introduced into the market, the Board evaluated the performance of the Company and its principal executives during the year 2001, based on development accomplishments and cost controls. These development accomplishments included the initiation of a clinical trial for one of the Company's products, the development of a laboratory test version of the Company's InPath System, the signing of a license to allow the incorporation of HPV detection technology into the InPath System, and the finalization of the bio-molecular assay development for the InPath System. In addition, management's ability to complete various capital funding programs, complete the merger of AccuMed International, Inc. into a subsidiary of the Company, and the maintenance of spending controls focused on getting products to market, were also considered.

     The Board has established specific financial and product performance goals for 2002, which will be used to measure each executive's performance and eligibility for incentive payments.



     The employment agreements for Messrs. Gombrich and Prange provide for annual increases in base compensation at the discretion of the Board. In determining base compensation increases, the Board considered general market factors, which influence the compensation level of similar executives. In addition, the Board also took account of the fact that the size and development stage of the Company dictate that the duties of each executive encompass a much broader and more detailed range of responsibilities and related time commitments than would be required in a Company able to support a larger executive staff. Based on the Board's evaluation of all of these factors, the Board voted to increase the base compensation of each executive for the year 2001 by $25,000.



     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally limits the Company to a deduction, for federal income tax purposes, of no more than $1,000,000 in a taxable year with respect to compensation paid to the Chief Executive Officer, or to any of the four most highly compensated officers of the Company other than the Chief Executive Officer. Compensation above $1,000,000 may be deducted if it is "qualified performance-based compensation" within the meaning of the Code. The Board believes that at the present time it is unlikely that the compensation paid to any officer of the Company in a taxable year will exceed $1,000,000. Therefore, the Board has not yet established a policy for determining which forms of incentive compensation awarded to its executive officers shall be designed to qualify as "qualified performance-based compensation." The Board intends to continue to evaluate the effects of the statute and Treasury Regulations and to comply with Section 162(m) of the Code in the future to the extent consistent with the best interests of the Company.

PERFORMANCE GRAPH



     The following graph compares the performance of the common stock with the performance of the NASDAQ Composite (U.S.) Index and the NASDAQ Medical Devices, Instruments and Supplies, Manufacturers and Distribution Index. The graph covers the period from November 30, 1998, immediately prior to the Company's acquisition of InPath on December 4, 1998, when the Company entered into the medical-device industry, to December 31, 2001. The acquisition of InPath was accounted for as a reverse acquisition whereby InPath was deemed to have acquired the Company. Accordingly, information is shown as if the Company first became a reporting entity on December 4, 1998. Historical information for the Company prior to December 1998 is not reported. During the sixteen-month period preceding the acquisition of InPath, the Company was not engaged in any business, and immediately before this period of inactivity it was engaged in designing and distributing drapery and upholstery fabrics. The graph shows the total cumulative return of an investment of $100 in the group of stocks that comprise each index. All values assume reinvestment of the full amount of dividends.



                               PERFORMANCE GRAPH


                              [PERFORMANCE GRAPH]


----------------------------------------------------------------------------------------------------
                                                 11/1998   12/1998   12/1999   12/2000   12/2001
----------------------------------------------------------------------------------------------------
  Molecular Diagnostics, Inc.                     100.0     625.0    1625.0    2020.0    1800.0
----------------------------------------------------------------------------------------------------
  NASDAQ Composite                                100.0     118.0     209.9     126.3     100.2
----------------------------------------------------------------------------------------------------
  NASDAQ MED. Devices                             100.0     107.1     129.7     133.8     147.0
----------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                           PRINCIPAL STOCKHOLDERS AND


                        SECURITY OWNERSHIP OF MANAGEMENT



     The following table sets forth as of April 15, 2002, with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company, the name and address of such owner, the number of shares of common stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of common stock:



                                                               NUMBER OF SHARES    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIALLY OWNED   OF CLASS
------------------------------------                          ------------------   --------
Peter P. Gombrich...........................................      4,687,731          15.8%
  414 N. Orleans, Suite 510
  Chicago, IL 60610(1)

Alexander M. Milley.........................................      7,195,828          22.1%
  Azimuth Corporation
  3600 Rio Vista Boulevard, Suite A
  Orlando, FL 32805(2)

William J. Ritger...........................................      6,233,240          22.3%
  Seaside Partners, L.P.
  623 Ocean Avenue
  Sea Girt, NJ 08750(3)

Ventana Medical Systems, Inc................................      3,500,000          12.0%
  3865 N. Business Center Dr.
  Tucson, AZ 85705(4)

RS Diversified Growth Fund..................................      3,650,000          12.4%
  388 Market Street
  Suite 1700
  San Francisco, CA 94111(5)


---------------


(1)Includes: (i) 2,894,788 shares issuable upon conversion of Series E convertible preferred stock held by Mr. Gombrich; (ii) 922,277 shares issuable upon conversion of Series E convertible preferred stock held by Mr. Gombrich's wife that were convertible as of April 15, 2002; and (iii) 196,666 shares subject to options granted by the Company to Mr. Gombrich that will become exercisable within sixty days. Mr. Gombrich disclaims beneficial ownership of the aforesaid shares held by his wife.



(2)Includes: (i) 678,135 shares issuable upon conversion of Series E convertible preferred stock held by Mr. Milley; (ii) 282,881 shares owned by Cadmus of which Mr. Milley is a director and executive officer, 1,327,465 shares subject to conversion of Series E convertible preferred stock held by Cadmus, 250,000 shares issuable to Cadmus under warrants granted by the Company, and 289,285 shares issuable to Cadmus under Stock Appreciation Rights granted by the Company; (iii) 556,875 shares issuable upon conversion of Series E convertible preferred stock held by Azimuth, of which Mr. Milley is a director and executive officer and 2,875,000 shares issuable to Azimuth under warrants granted by the Company; (iv) 553,666 shares issuable upon conversion of Series E convertible preferred stock held by MMI, of which Mr. Milley is a director and executive officer; (v) 163,521 shares issuable upon conversion of Series E convertible preferred stock held by Winchester National, Inc. ("Winchester National"), of which Mr. Milley is a director and executive officer; and (vi) 219,000 shares subject to options granted by the Company to Mr. Milley that will become exercisable within 60 days.



(3)Includes: (i) 250,000 shares issuable upon conversion of Series C convertible preferred stock and 1,980,000 shares issuable upon conversion of Series E convertible preferred stock, held by Mr. Ritger; (ii) 70,000 shares owned by The Research Works, Inc., a corporation controlled by Mr. Ritger; and

   (iii) 3,735,000 shares owned by Seaside Partners, L.P. ("Seaside"), of which Mr. Ritger is the Managing Partner.



(4)Includes 1,750,000 shares issuable upon conversion of Series D convertible preferred stock held by Ventana and 1,750,000 shares issuable to Ventana under warrants granted by the Company.



(5)Includes 3,650,000 shares issuable upon conversion of Series C convertible preferred stock held by RS Diversified.



     The following table sets forth as of April 15, 2002, with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Series A convertible preferred stock, the name and address of such owner, the number of shares of Series A convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series A convertible preferred stock:



                                                               NUMBER OF SHARES    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED   OF CLASS
---------------------------------------                       ------------------   --------
Shannon P. Acks(2)..........................................        29,504           17.2%
  502 Reston Mill Lane
  Marietta, GA 30067
DW Trustees (BVI) Limited(3)................................        11,802            6.9%
  Piermont House
  33/35 Pier Road
  St. Helier, Jersey
  JE8QP Channel Islands
  British Virgin Islands
France Finance IV(4)........................................        47,250           27.6%
  Societe de Bure Ferri
  51, rue Vivienne
  75002 Paris, FRANCE
Mizbourne Investment Corp.(5)...............................        11,812            6.9%
  c/o RNYS F/B/O
  1 Hanson Place, 8th Floor
  Brooklyn, NY 11243
Fifth Third Bank of Western Ohio, Ttee(6)...................        35,405           20.7%
  John Scarbrough Sr. IRA
  PO Box 703
  Piquah, OH 45356
William R Schoen(7).........................................        11,812            6.9%
  Five Kenilworth Ct
  Novato, CA 94945
Vitali Maritime Corp.(8)....................................        23,625           13.8%
  c/o RNYS F/B/O
  1 Hanson Place, 8th Floor
  Brooklyn, NY 11243

---------------


(1)No executive officer or director beneficially owns any shares of Series A convertible preferred stock.



(2)Convertible into 12,884 shares of common stock.



(3)Convertible into 5,154 shares of common stock.



(4)Convertible into 20,634 shares of common stock.



(5)Convertible into 5,158 shares of common stock.



(6)Convertible into 15,461 shares of common stock.



(7)Convertible into 5,158 shares of common stock.



(8)Convertible into 10,317 shares of common stock.



     The following table sets forth as of April 15, 2002, with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Series B convertible preferred stock, the name and address of such owner, the number of shares of Series B convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series B convertible preferred stock:



                                                               NUMBER OF SHARES    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED   OF CLASS
---------------------------------------                       ------------------   --------
Presidio Partners, L.P.(2)..................................       302,500           22.3%
  44 Montgomery St., Suite 2110
  San Francisco, CA 94104
NeoMed Innovations III, L.P.(3).............................       416,000           30.6%
  8 Queensway House, Queen Street
  St. Helier
  Jersey, JE2 4WD, Channel Islands
Geary Partners, L.P.(4).....................................       165,000           12.2%
  44 Montgomery St., Suite 2110
  San Francisco, CA 94104
Monsun, AS(5)...............................................       125,000            9.2%
  Torvveien 12 C
  1383 Asker, Norway


---------------


(1)No executive officer or director beneficially owns any shares of Series B convertible preferred stock.



(2)Converts into 1,210,000 shares of common stock.



(3)Converts into 1,664,000 shares of common stock.



(4)Converts into 660,000 shares of common stock.



(5)Converts into 500,000 shares of common stock.



     The following table sets forth as of April 15, 2002, with respect to (1) any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Series C convertible preferred stock, (2) each director, nominee, or executive officer who owns Series C convertible preferred stock, and (3) executive officers and directors as a group, the name and address of such owner, the number of shares of Series C convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series C convertible preferred stock:



                                                               NUMBER OF SHARES    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIALLY OWNED   OF CLASS
------------------------------------                          ------------------   --------

RS Diversified Growth Fund(1)...............................       730,000           54.8%
  388 Market Street
  Suite 1700
  San Francisco, CA 94111

                                                               NUMBER OF SHARES    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIALLY OWNED   OF CLASS
------------------------------------                          ------------------   --------
The Paisley Fund, LP(2).....................................       120,000            9.0%
  388 Market Street
  Suite 1700
  San Francisco, CA 94111
Leonard R. Prange(3)........................................        20,000            1.5%
  641 W. Willow
  Chicago, IL 60614
All executive officers and directors as a group(4)..........        20,000            1.5%
  (6 persons)


---------------


(1)Converts into 3,650,000 shares of common stock.



(2)Converts into 600,000 shares of common stock.



(3)Converts into 100,000 shares of common stock.



(4)Converts into 100,000 shares of common stock.



     The following table sets forth as of April 15, 2002, with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Series D convertible preferred stock, the name and address of such owner, the number of shares of Series D convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series D convertible preferred stock:



                                                               NUMBER OF SHARES    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED   OF CLASS
---------------------------------------                       ------------------   --------
  Ventana Medical Systems, Inc.(2)..........................       175,000          100.0%
     3865 N. Business Center Dr.
     Tucson, AZ 85705


---------------


(1)No executive officer or director beneficially owns any shares of Series D convertible preferred.



(2)Converts into 1,750,000 shares of common stock.



     The following table sets forth as of April 15, 2002, with respect to (1) any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Series E convertible preferred stock, (2) each director, nominee, or executive officer who owns Series E convertible preferred stock, and (3) executive officers and directors as a group, the name and address of such owner, the number of shares of Series E convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series E convertible preferred stock:



                                                               NUMBER OF SHARES    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIALLY OWNED   OF CLASS
------------------------------------                          ------------------   --------
Peter P. Gombrich(1)........................................       138,802           32.0%
Alexander M. Milley(2)......................................       119,260           27.5%
William J. Ritger(3)........................................        72,000           16.6%
All directors and executive officers as a group(4)
  (6 persons)...............................................       258,062           59.5%


---------------


(1)Includes 33,537 shares owned by Mr. Gombrich's wife. Mr. Gombrich disclaims beneficial ownership of the aforesaid shares held by his wife. Converts into 3,817,065 shares of common stock.



(2)Includes: (i) 48,271 shares owned by Cadmus; (ii) 20,250 shares owned by Azimuth; (iii) 20,133 shares owned by MMI; and (iv) 5,946 shares owned by Winchester National. Converts into 3,279,662 shares of common stock.



(3)Converts into 1,980,000 shares of common stock.


(4)Converts into 7,096,727 shares of common stock.

                        SECURITY OWNERSHIP OF MANAGEMENT



     The following table sets forth as of April 15, 2002, certain information concerning the ownership of common stock of each director, nominee, and executive officer named in the Summary Compensation Table hereof referred to as the named executive officers, and all directors and executive officers of the Company as a group.



                                                             AMOUNT AND NATURE
                                                               OF BENEFICIAL     PERCENT
NAME OF BENEFICIAL OWNER                                         OWNERSHIP       OF CLASS
------------------------                                     -----------------   --------
Peter P. Gombrich (1)......................................      4,687,731         15.8%
Alexander M. Milley (2)....................................      7,195,828         22.1%
Robert C. Shaw (3).........................................        719,417          2.8%
John Abeles, M.D. (4)......................................        410,616          1.6%
Denis M. O'Donnell, M. D.(5)...............................      1,003,901          3.8%
Leonard R. Prange (6)......................................      1,082,688          4.2%
All directors and executive officers as a group
  (6 persons)..............................................     15,100,181         39.6%


---------------


(1)Includes: (i) 2,894,788 shares issuable upon conversion of Series E convertible preferred stock held by Mr. Gombrich; (ii) 922,277 shares issuable upon conversion of Series E convertible preferred stock held by Mr. Gombrich's wife and (iii) 196,666 shares issuable upon options granted by the Company to Mr. Gombrich that will become exercisable within 60 days. Mr. Gombrich disclaims beneficial ownership of the aforesaid shares held by his wife.



(2)Includes: (i) 678,135 shares issuable upon conversion of Series E convertible preferred stock held by Mr. Milley; (ii) 282,881 shared owned by Cadmus, of which Mr. Milley is a director and executive officer, 1,327,465 shares issuable upon conversion of Series E convertible preferred stock held by Cadmus, 250,000 shares issuable to Cadmus under warrants granted by the Company, and 289,285 shares issuable to Cadmus under Stock Appreciation Rights granted by the Company; (iii) 556,875 shares issuable upon conversion of Series E convertible preferred stock held by Azimuth, of which Mr. Milley is a director and executive officer and 2,875,000 shares issuable to Azimuth under warrants granted by the Company; (iv) 553,666 shares issuable upon conversion of Series E convertible preferred stock held by MMI, of which Mr. Milley is a director and executive officer; (v) 163,521 shares issuable upon conversion of Series E convertible preferred stock held by Winchester National, of which Mr. Milley is a director and executive officer; and (iii) 219,000 shares issuable upon options granted by the Company to Mr. Milley that will become exercisable within 60 days.



(3)Includes 219,000 shares issuable upon options granted by the Company to Mr. Shaw that were exercisable on April 15, 2002 that will become exercisable within 60 days.



(4)Includes: (i) 191,616 shares owned by Northlea Partners, of which Dr. Abeles is the general partner; and (ii) 219,000 shares issuable upon options granted by the Company to Mr. Abeles. Dr. Abeles disclaims beneficial ownership of all shares owned by Northlea except 1,917 shares, which number are attributable to his 1% interest in Northlea as general partner.



(5)Includes: (i) 784,901 shares issuable upon warrants granted by the Company to Dr. O'Donnell and (ii) 219,000 shares issuable upon options granted by the Company to Dr. O'Donnell.



(6)Includes 100,000 shares subject to conversion of Series C convertible preferred stock held by Mr. Prange that were convertible as of April 15, 2002. As of December 31, 2001 Len Prange resigned his position as President, Chief Operations Officer, Chief Financial Officer and Secretary of the Company. Before his resignation, Mr. Prange had vested options for 400,000 shares of common stock at a purchase price of $0.3937 per share, 100,000 shares at a purchase price of $2.75 per share and 50,000 shares at a purchase price of $1.6875. Upon his resignation, Mr. Prange waived his rights to exercise the options for the 100,000 and 50,000 shares respectively, and exercised 250,000 of the remaining 400,000 option shares for $0.3937 per share. The $98,425 payment required to exercise this option was waived by the Company. On

March 30, 2002 Mr. Prange exercised his option to purchase 111,000 shares of common stock. As payment for the exercise price of $43,700, and Mr. Prange surrendered 39,000 options as payment.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     On May 24, 2000, the Company granted Dr. O'Donnell a warrant to purchase 784,901 shares of common stock exercisable at $0.01 per share, as compensation as a finder in a private placement of common stock that occurred in 2000 and 2001. The warrant expires three years from the date of its grant.



     In 2000 and 2001, the Company sold 3,440,743 shares in a private placement of which 1,333,333 shares of common stock were sold to Seaside Partners, L.P. at $1.50 per share for total proceeds of $2,000,000. Dr. O'Donnell, a director, is a member and manager of Seaside Advisers, L.L.C., a firm which provides investment management services to Seaside Partners, L.P. The sale was made under terms similar to other investors in the offering. In lieu of cash, the Company agreed to accept payment in the form of a $2,000,000 promissory note due July 27, 2000 that bore interest at the rate of 8% per annum. The note provisions allowed for prepayment at anytime and the due date could be extended by mutual agreement. The Company retained the stock certificates until the note principal and accrued interest was paid in full. The Company agreed to extend the due date of the note until November 30, 2000. Seaside made principal payments amounting to $1,550,000 during 2000 and the remaining $450,000 principal amount was repaid between June and August 2001. The accrued interest on the note was paid in August and December 2001.



     On September 22, 2000, the Company issued a convertible promissory note to Azimuth, a company controlled by Mr. Milley, a director and a significant stockholder, in exchange for $500,000 in cash. The note bore interest at the rate of 15% per year and was due twelve months from the date of issue. The note was convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share. Since the conversion price was less than the market price of common stock at the time of the transaction, the holder was considered to have a beneficial conversion option. The Company is required to record the $125,000 calculated value of this beneficial conversion option as debt discount, reducing the carrying amount of the debt and additional paid in capital. The debt discount was amortized as additional interest expense over the life of the note. During 2001 and 2000, the Company recorded charges of $91,000 and $34,000, respectively, to interest expense to reflect the amortized amount of debt discount in each period.



     The Company used $300,000 from the September 2000 note to fund a loan to AccuMed International, Inc. in accordance with the terms of an agreement under which AccuMed was merged into a wholly-owned subsidiary of the Company. The balance was used to fund license payments and the initial payment of a settlement arrangement with the Company's former legal counsel.



     On December 4, 2000, the Company issued a promissory note to Azimuth in exchange for $200,000 in cash. The note bore interest at the rate of 12% per year and was due December 31, 2000. As additional consideration for the note, the Company issued Azimuth a five-year warrant to purchase 50,000 shares of common stock at a price of $0.937 per share, the approximate market price of common stock at the time. The note was repaid on February 20, 2001. In that the note was not repaid when due, the Company was obligated by the terms of the note to pay a 3% increase in the rate of interest from January 1, 2001 until the date of payment. The Company was also obligated to issue Azimuth two warrants, each to purchase 12,500 shares of our common stock, at an exercise price of $0.01 per share, representing a two month late payment penalty. The Company determined the value of these warrants to be $1,184 and charged the amount to interest expense during 2001. The proceeds of the note were used for general working capital and to pay license fees.



     On December 11, 2000, the Company issued a promissory note to Azimuth in exchange for $100,000 in cash. The note bore interest at the rate of 12% per year and was due 180 days from date of issue. As additional consideration for the note, the Company issued Azimuth a five-year warrant to purchase 1,000,000 shares of common stock at a price of $1.25 per share, an approximate 15% premium over the market price of common stock on the date the warrant was issued. The proceeds of this note were used to repay a convertible promissory note to AccuMed due on March 29, 2001. The prepayment was made in conjunction with ongoing negotiations to acquire AccuMed. The Company repaid the note and accrued interest on February 20, 2001.

     On February 1, 2001 and February 7, 2001, the Company received $495,000 in cash from Azimuth in exchange for two promissory notes that bore interest at 15% per year. Of the cash received, $470,000 was used to partially fund a loan to AccuMed made on February 7, 2001, in connection with a definitive agreement to acquire AccuMed. As additional compensation for these loans, the Company issued Azimuth a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share, an approximate 83% discount from the $1.50 market price of our common stock on the date the warrant was issued. The Company determined the value of the warrant to be $12,000, using the difference between the fair market interest rate and the stated interest rate, and recorded the value as additional paid in capital and also charged the entire value to interest expense during February 2001. On February 20, 2001, the Company used $809,000 of the proceeds from a private placement of Series B convertible preferred stock to repay these notes, two additional notes issued to Azimuth in December 2000, and all of their related accrued interest.



     On July 26, 2001, the Company issued a promissory note to Cadmus in exchange for $100,000 in cash. On August 6, 2001, the Company issued a promissory note to Azimuth in exchange for $100,000 in cash. Mr. Milley, director and a significant stockholder, is also considered a control person of both Cadmus and Azimuth. The notes which were due on September 22, 2001, and subsequently extended until November 15, 2001 bore interest at the rate of 15% per annum. As additional consideration for the notes, the Company issued five-year warrants to Cadmus and Azimuth entitling the holders to each purchase 250,000 shares of common stock at an exercise price of $1.00 per share. The closing market prices of common stock on the respective issue dates of the warrants entitling each holder to purchase 250,000 shares of common stock was $0.73 per share. The Company determined the fair value of these warrants to be $1,400 using the fair value interest rate method. This value was charged to interest expense during the third quarter. The notes were repaid in November 2001.



     In August 2001, the Company agreed to issue a five-year warrant to Azimuth entitling the holder to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. In conjunction with the issuance of this warrant, Azimuth agreed to relinquish the conversion rights granted to it under the terms of the September 2000 convertible promissory note. The closing market price of common stock on the issue date of the warrant was $.73 per share. The Company determined the fair value of the warrant to be approximately $25,000 based on the value of the unamortized debt discount at the date the warrant was issued and the conversion right under the note was waived. This value was charged to interest expense during the third quarter of 2001.



     On August 6, 2001, the Company issued a promissory note to Northlea Partners in exchange for $25,000 in cash. Dr. Abeles, a director, is the general partner of Northlea Partners. The terms of the note are the same as the notes issued to Cadmus and Azimuth. As additional consideration for this note, the Company issued a five-year warrant to Northlea Partners entitling the holder to purchase 62,500 shares of common stock at an exercise price of $1.00 per share. The closing market price of the common stock on the issue date of this warrant was $0.73 per share. The Company determined the fair value of the warrant to be $1,400 using the fair value interest rate method. This value was charged to interest expense during the third quarter. The note remains outstanding as of the date of this report.



     On September 20, 2001, the Company issued a promissory note to Northlea Partners in exchange for $15,000 in cash. The note was due on December 20, 2001 and bears interest at the rate of 9% per annum. Also on September 20, 2001, the Company issued a promissory note to Mr. Shaw, a director, in exchange for $25,000 in cash. The note was due December 20, 2001 and bore interest at the rate of 9% per annum. The notes remain outstanding as of the date of this report.



     In October 2001, Mr. Prange, the former President and COO/CFO, purchased 20,000 shares of Series C convertible preferred stock at a purchase price of $3.00 per share. The purchase was made in conjunction with a private placement of Series C convertible preferred stock and was made under the same terms and conditions as other investors in the offering. The Series C convertible preferred stock has a dividend of 10% and is convertible into common stock at a conversion price of $0.60 per share.

     Mr. Gombrich, the CEO and chairman of the board, tendered 2,631,625 shares of common stock in exchange for 105,265 shares of Series E convertible preferred stock. Mr. Milley, a director, tendered 616,486 shares of common stock in exchange for 24,659 shares of Series E convertible preferred stock.


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

  (c) SEE ITEM 14 (a)3 ABOVE

  (d) THE FINANCIAL STATEMENTS SCHEDULES ARE FILED (AS A SEPARATE SECTION OF THIS REPORT)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Date: April 30, 2002


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


                   SIGNATURE                                        TITLE                          DATE
                   ---------                                        -----                          ----

             /s/ PETER P. GOMBRICH                Director, Chairman of the Board, and Chief  April 30, 2002
------------------------------------------------  Executive Officer, Acting President and
               Peter P. Gombrich                  Chief Financial Officer (Principal
                                                  Executive Officer)

                                                  Director                                    April 30, 2002
------------------------------------------------
              Alexander M. Milley

                /s/ JOHN ABELES                   Director                                    April 30, 2002
------------------------------------------------
                  John Abeles

             /s/ DENIS M. O'DONNELL               Director                                    April 30, 2002
------------------------------------------------
               Denis M. O'Donnell

                                                  Director                                    April 30, 2002
------------------------------------------------
                 Robert C. Shaw

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

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                               PREFERRED STOCK         COMMON STOCK            COMMON STOCK
                              PAR VALUE $0.001         NO PAR VALUE          PAR VALUE $0.001      TREASURY STOCK     ADDITIONAL
                             -------------------   ---------------------   --------------------   -----------------    PAID-IN
                              SHARES     AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT    SHARES    AMOUNT    CAPITAL
                             ---------   -------   -----------   -------   -----------   ------   --------   ------   ----------
January 1, 1999............              $    --    12,000,000     1,517                  $                     --     $    --
Merger of Bell National
  into Ampersand Medical
  Corporation..............                   --   (12,000,000)   (1,517)   12,000,000      12                  --       1,505
Cancellation of common
  stock....................                                                   (696,570)     --                  --          --
Comprehensive Loss:
  Net loss.................                   --                      --                    --                  --          --
  Foreign currency
    translation............                   --                      --                    --                  --          --
  Total comprehensive
    loss...................
Conversion of notes payable
  and accrued interest.....                   --                      --       382,442      --                  --         126
Exercise of warrants.......                   --                      --     3,251,850       3                  --          20
Warrants issued for
  services.................                   --                      --                    --                  --         126
Sale of common stock, net
  of costs incurred........                   --                      --     3,989,848       4                  --         956
Restricted stock issued for
  services.................                   --                      --       100,000      --                  --          21
Options issued to non-
  employees for services...                   --                      --                    --                  --          54
Compensation expense
  related to SARs..........                   --                      --                    --                  --         231
                             ---------   -------   -----------   -------   -----------    ----    --------   -----     -------
December 31, 1999..........         --   $    --                 $    --    19,027,570    $ 19               $  --     $ 3,039
Comprehensive Loss:
  Net loss.................                   --                      --                    --                  --          --
  Foreign currency
    translation............                   --                      --                    --                  --          --
  Total comprehensive
    loss...................
Note receivable from
  stockholder..............                   --                      --                    --                  --          --
Conversion of notes payable
  and accrued interest.....                   --                      --     5,412,544       5                  --       1,077
Debt discount on
  convertible notes........                   --                      --            --      --                  --         250
Warrants issued as debt
  discount.................                   --                      --            --      --                  --          84
Warrants issued to purchase
  license..................                   --                      --            --      --                  --         530
Warrants issued for
  services.................                   --                      --            --      --                  --          91
Exercise of warrants.......                   --                      --        70,000      --                  --          23

                                NOTE
                             RECEIVABLE                                     OTHER           TOTAL
                                FROM         DEFERRED     ACCUMULATED   COMPREHENSIVE   STOCKHOLDER'S
                             STOCKHOLDER   COMPENSATION     DEFICIT         LOSS           EQUITY
                             -----------   ------------   -----------   -------------   -------------
January 1, 1999............     $  --          $ --        $   (789)        $ --          $    728
Merger of Bell National
  into Ampersand Medical
  Corporation..............        --            --              --           --                --
Cancellation of common
  stock....................        --            --              --           --                --
Comprehensive Loss:
  Net loss.................        --            --          (4,226)          --            (4,226)
  Foreign currency
    translation............        --            --              --          (83)              (83)
                                                                                          --------
  Total comprehensive
    loss...................                                                                 (4,309)
Conversion of notes payable
  and accrued interest.....        --            --              --           --               126
Exercise of warrants.......        --            --              --           --                23
Warrants issued for
  services.................        --            --              --           --               126
Sale of common stock, net
  of costs incurred........                      --                                            960
Restricted stock issued for
  services.................        --            --              --           --                21
Options issued to non-
  employees for services...        --            --              --           --                54
Compensation expense
  related to SARs..........        --            --              --           --               231
                                -----          ----        --------         ----          --------
December 31, 1999..........     $  --          $ --        $ (5,015)        $(83)         $ (2,040)
Comprehensive Loss:
  Net loss.................        --            --          (6,611)          --            (6,611)
  Foreign currency
    translation............        --            --              --          (14)              (14)
                                                                                          --------
  Total comprehensive
    loss...................                                                                 (6,625)
Note receivable from
  stockholder..............      (450)           --              --           --              (450)
Conversion of notes payable
  and accrued interest.....        --            --              --           --             1,082
Debt discount on
  convertible notes........        --            --              --           --               250
Warrants issued as debt
  discount.................        --            --              --           --                84
Warrants issued to purchase
  license..................        --            --              --           --               530
Warrants issued for
  services.................        --            --              --           --                91
Exercise of warrants.......        --            --              --           --                23

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


     Revenue Recognition. Molecular Diagnostics, Inc. recognizes revenue upon shipment of product or license to customers and no remaining Company obligations or contingencies exist, or in the case of sales of software by its wholly owned subsidiary Samba, upon shipment if persuasive evidence of an arrangement exists; sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.


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

     Loss Per Share. Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. Molecular Diagnostics, Inc.'s calculation of dilutive net loss per share excludes potential common shares as the effect would be antidilutive. Cumulative

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)


and deemed dividends on convertible preferred shares totaled approximately $3,161,000 through December 31, 2001. There were no preferred dividends in 2000 or 1999. Loss per share for common shareholders as of December 31, 2001 is $0.62. Potential common shares include stock underlying convertible notes, convertible preferred stock, stock options, and warrants. The weighted-average number of options and warrants to purchase common stock using the treasury stock method for 2001 and 2000 was 19,575,547 and 4,936,000 shares, respectively.


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

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

     A summary of the purchase price is as follows (in thousands):


Fair value of 3,911,245 common shares issued................  $ 6,649
Fair value of 218,438 Series A preferred shared issued......      162
Fair value of 1,128,198 AccuMed warrants assumed............    1,918
Fair value of 366,495 AccuMed stock options assumed.........      606
Note receivable due from AccuMed, including accrued
  interest..................................................    1,595
Unamortized license fees and prepaid royalties previously
  paid to AccuMed...........................................    1,423
Fair value of 192,088 MDI common shares held by AccuMed.....     (326)
AccuMed liabilities assumed.................................    1,455
Direct acquisition costs incurred by MDI....................      696
                                                              -------
          Total purchase price..............................  $14,178
                                                              =======


     The purchase price was allocated to AccuMed's acquired assets based on their respective fair market values, as follows (in thousands):

Cash and cash equivalents...................................   $    43
Inventories.................................................       290
Other current assets........................................        49
Fixed assets................................................       115
Deferred compensation.......................................        75
Technology license agreements:
  MDI license agreement.....................................     7,230
  Dianon license agreement..................................       260
Goodwill....................................................     6,116
                                                               -------
          Total purchase price..............................   $14,178
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
                                                              ======   ====


     MDI is currently delinquent in filing Federal and State Income Tax returns for 1999 and 2000, and is actively attempting to remedy this matter. MDI also is delinquent in paying Federal and State 1999 and 2000 employee and employer payroll taxes. As of December 31, 2001, the Company owed $549,000 in past-due payroll taxes, including $134,000 in assessed statutory penalties and interest. MDI is currently in process of communicating through counsel with the Internal Revenue Service. At this time, MDI believes it is not possible to determine the impact, if any, upon the Company's financial condition. The amount was included in accrued payroll costs in the accompanying balance sheet.


NOTE 11.  NOTES PAYABLE -- RELATED PARTIES

     Long-term debt for related parties at December 31 consisted of:


                                                              2001   2000
                                                              ----   ----
Azimuth Corporation, $500,000 Promissory Note issued
  September 22, 2000; interest rate 15% per annum;
  beneficial conversion feature valued at $125,000..........  $--    $409
Azimuth Corporation, $200,000 Promissory Note issued
  December 4, 2000; interest rate 12% per annum; 50,000
  warrants issued at $0.937 per share upon execution of
  note; additional 25,000 warrants issued for default at
  exercise price of $0.01 per share.........................   --     200
Azimuth Corporation, $100,000 Promissory Note issued
  December 11, 2000; interest rate 12% per annum, 1,000,000
  warrants issued at exercise price of $1.25 per share......   --     100
Northlea Partners, Ltd., $25,000 Promissory Note issued
  August 6, 2001; interest rate 15% per annum...............   25      --
Northlea Partners, Ltd., $15,000 Promissory Note issued
  September 20, 2001; interest rate 9% per annum............   15      --
Robert Shaw, $25,000 Promissory Note issued September 20,
  2001; interest rate 9% per annum..........................   25      --
                                                              ---    ----
                                                              $65    $709
                                                              ===    ====


     On August 6, 2001, Molecular Diagnostics, Inc. issued a promissory note to Northlea Partners, Ltd. in exchange for $25,000 in cash. John Abeles, a director of MDI, is the general partner of Northlea Partners, Ltd. The note was due on September 22, 2001 and bears interest at the rate of 15% per annum. As additional consideration for this note, MDI issued a five-year warrant to Northlea Partners, Ltd. entitling the holder to purchase 62,500 shares of common stock at an exercise price of $1.00 per share. The closing market price of

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

the common stock on the issue date of the warrant was $0.73 per share. MDI determined the fair value of the warrant to be $1,411 using the fair value interest rate method. This value was charged to interest expense during the third quarter. The note and related accrued interest remain outstanding as of December 31, 2001.

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

     The carrying amount of notes payable approximates fair value at December 31, 2001 and 2000.

NOTE 12.  NOTES PAYABLE

     Long-term debt for unrelated parties at December 31 consisted of:


                                                               2001    2000
                                                              ------   ----
Monsun, AS, $500,000 Promissory Note issued November 1,
  2000; interest rate 15% per annum; beneficial conversion
  feature valued at $125,000; extension of maturity date for issuance of 100,000 warrants at an exercise price of $0.60
  per share.................................................  $  590   $396
NeoMed Innovations III, $500,000 Promissory Note issued May
  15, 2001; interest rate 12% per annum; beneficial
  conversion feature valued at $50,000......................     481     --
Xillix Technologies Corporation, $361,000 Promissory Note
  issued June 26, 1998; interest rate Canadian Prime + 6%
  per annum; represents debt of AccuMed International.......      49     --
Western Economic Diversification, $221,000 Promissory Note
  issued June 1989; no interest.............................     181     --
Schwarz, Cooper, Greenberger & Krauss, $500,000 Promissory
  Note issued October 17, 2001; interest rate 12% per
  annum.....................................................      58     --
                                                              ------   ----
                                                              $1,359   $396
                                                              ======   ====


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


     In July 1999, Molecular Diagnostics, Inc.'s wholly owned subsidiary, Samba, negotiated a Revolving Credit Line ("Revolver") with the Banc National de Paris
(BNP). The terms of the Revolver provide that Samba may borrow, in the form of an advance on payment against monthly billings, up to a maximum of 137,204 Euros, approximately $123,000. The terms of the Revolver require Samba to pay interest at Euribor

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)


plus 2.5%, (5.9% at December 31, 2001) on advances outstanding under the Revolver and grant BNP a security interest in Samba accounts receivable. The Revolver was renewed in January 2002. As of December 31, 2001 MDI recorded approximately $177,000 in the consolidated balance sheet under the revolving line of credit. Included in this amount is a cash overdraft of approximately $65,000.


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


     On various dates between February 7, 2000 and April 30, 2000, Molecular Diagnostics, Inc. sold 3,440,743 shares of its common stock in a Private Placement Offering to accredited private investors at a price of $1.50 per share. MDI received total gross proceeds from this offering of $5,329,000.


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


     In October 2000, the Board of Directors authorized Molecular Diagnostics, Inc. to raise additional new equity to support current and future operations. In February 2001, MDI sold 1,333,856 shares of Series B convertible preferred stock to accredited investors in a private offering. The Series B preferred stock has a stated value of $4.00 per share, an annual dividend rate of 10%, and is convertible into common stock at a conversion price equal to $1.00 per share. MDI received net cash proceeds from the February 2001 offering of $5,176,000, including $500,000 received during December 2000. Proceeds from the offering were used to complete the acquisition of AccuMed, repay some outstanding indebtedness, fund clinical studies and trials of MDI's products, and general working capital. Upon issuance of the preferred stock, the Company determined the fair value of its Common Stock to be $1.35 per share. The $1,867,398 was considered a deemed dividend for loss per share purposes. As commission for soliciting sales of Series B convertible preferred stock, MDI issued 374,000 shares of Common Stock and 533,542 warrants to advisors. Shares of common stock were recorded at par value per share of $0.0001 or $374. The value of the shares, $572,000, and the fair value of the warrants of $817,000 were recorded as additional paid in capital. The cash payment of $159,000 made to advisors and the fair value of the Common Stock and warrants were recorded as a debit to additional paid in capital to reflect the cost of raising equity.



     In May 2001, Molecular Diagnostics, Inc. sold the remaining 166,000 authorized shares of Series B convertible preferred stock to an accredited foreign investor to complete the February 2001 private offering. MDI received net cash proceeds of $664,000. Upon issuance of the preferred stock, the Company determined the fair value of its Common Stock on May 15, 2001 to be $1.10 per share. The $66,400 was considered a deemed dividend for loss per share purposes. The 66,400 shares of Common Stock issued to the advisory group were recorded as Common Stock at the par value per share of $0.001, or $66. The balance of the value determined for the shares, $81,000, was recorded as additional paid-in-capital to reflect the cost of raising equity.


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

  ISSUANCE OF WARRANTS FOR SERVICES


     In November 2000, Molecular Diagnostics, Inc. issued warrants to purchase a total of 200,000 shares of common stock, at an exercise price of $1.00 per share, to non-employees as compensation for financial services to be provided under agreements covering a one-year period. The warrants vest in equal amounts each month over the period. MDI may terminate the agreements upon thirty days written notice, and any unvested options as of the date of termination would be cancelled. During 2001, MDI terminated warrants to purchase 46,667 shares of common stock. The measurement date of these warrants was determined as of December 31, 2001. A fair value of $75,000 for these warrants was calculated at December 31, 2001, using the Black-Scholes valuation model. During 2001 and 2000, MDI recorded $59,000 and $17,000 respectively, as selling, general, and administrative expense.


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

  WARRANTS

     At December 31, 2001, the Company had the following outstanding warrants to purchase shares of Common Stock:

                                                WEIGHTED
                                                AVERAGE
TOTAL SHARES   EXERCISABLE   UNEXERCISABLE   EXERCISE PRICE    EXPIRATION DATE
------------   -----------   -------------   --------------    ---------------
    39,834         39,834             0         $15.060       Perpetual
    21,840         21,840             0         $10.300       March 13, 2002
     5,460          5,460             0         $22.890       August 18, 2002
    26,839         26,839             0         $23.750       September 23, 2002
    55,000         55,000             0         $ 0.264       January 3, 2003
    10,920         10,920             0         $ 6.870       February 3, 2003
    48,333         48,333             0         $ 1.500       May 23, 2003
   784,901        784,901             0         $ 0.010       May 24, 2003
   250,000        250,000             0         $ 0.010       September 11, 2003
    50,000         50,000             0         $ 0.010       July 15, 2004
   372,500        372,500             0         $ 1.090       August 29, 2004
   100,000        100,000             0         $ 0.600       October 31, 2004
 1,750,000      1,750,000             0         $ 1.150       November 2, 2004
    50,000         50,000             0         $ 0.330       December 10, 2004
 1,023,302      1,023,302             0         $ 6.870       March 23, 2005
   153,333        153,333             0         $ 1.000       November 22, 2005
    50,000         50,000             0         $ 0.937       December 1, 2005
 1,000,000      1,000,000             0         $ 1.250       December 8, 2005
   180,000        180,000             0         $ 0.720       January 8, 2006
    25,000         25,000             0         $ 0.010       February 1, 2006

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (FORMERLY AMPERSAND MEDICAL CORPORATION)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 -- (CONTINUED)

                                                WEIGHTED
                                                AVERAGE
TOTAL SHARES   EXERCISABLE   UNEXERCISABLE   EXERCISE PRICE    EXPIRATION DATE
------------   -----------   -------------   --------------    ---------------
 1,000,000      1,000,000             0         $ 0.250       February 7, 2006
   533,542        533,542             0         $ 1.200       February 28, 2006
   150,000        150,000             0         $ 1.200       July 10, 2006
   750,000        750,000             0         $ 1.000       July 26, 2006
   312,500        312,500             0         $ 1.000       August 6, 2006
   150,000         30,000       120,000         $ 0.500       October 1, 2006
   172,120        172,120             0         $ 0.820       October 11, 2006
   597,750        597,750             0         $ 1.000       November 30, 2006
   250,000        250,000             0         $ 0.330       July 14, 2009
 ---------      ---------       -------         -------
 9,913,174      9,793,174       120,000         $  1.60
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

                SCHEDULE IX -- VALUATION AND QUALIFYING ACCOUNTS


                                                           ADDITIONS
                                                            CHARGED                              BALANCE
                                              BALANCE AT    TO COSTS                             AT END
                                              BEGINNING       AND                      OTHER       OF
                DESCRIPTION                   OF PERIOD     EXPENSES    RETIREMENTS   CHANGES    PERIOD
                -----------                   ----------   ----------   -----------   -------   ---------
RESERVES AND ALLOWANCES DEDUCTED FROM ASSET
  ACCOUNTS..................................
ALLOWANCE FOR UNCOLLECTABLE ACCOUNTS
  RECEIVABLE................................
Year ended December 31, 1999................     $ 0          $20           $ 0         $0         $20
Year ended December 31, 2000................     $20          $ 0           $16         $0         $ 4
Year ended December 31, 2001................     $ 4          $ 0           $ 0         $0         $ 4
RESERVES AND ALLOWANCES WHICH SUPPORT
  BALANCE SHEET CAPTION RESERVES............
WARRANTY RESERVES
Year ended December 31, 1999................     $ 0          $28           $ 0         $0         $28
Year ended December 31, 2000................     $28          $ 0           $ 7         $0         $21
Year ended December 31, 2001................     $21          $ 0           $ 1         $0         $20
INVENTORY RESERVES
Year ended December 31, 1999................     $ 0          $ 0           $ 0         $0         $ 2
Year ended December 31, 2000................     $ 2          $ 0           $ 0         $0         $ 2
Year ended December 31, 2001................     $ 2          $ 0           $ 0         $0         $ 2

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Bell National Corporation Plan of Reorganization (Annex I).
          (Incorporated herein by reference to Item 1 of the Bell
          National Corporation Annual Report on Form 10-K for the
          period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987.)*
 2.2      Exchange Agreement dated December 4, 1998 among the Company,
          InPath, and the InPath Members. (Incorporated herein by
          reference to Appendix A to the Bell National Corporation
          Definitive Proxy Statement on Schedule 14A, filed on April
          30,1999.)*
 2.3      Agreement and Plan of Merger of Bell National Corporation
          and the Company. (Incorporated herein by reference to
          Appendix C to the Bell National Corporation Definitive Proxy
          Statement on Schedule 14A, filed on April 30, 1999.)*
 2.4      Agreement and Plan of Merger by and among AccuMed
          International, Inc. AccuMed Acquisition Corp. and Ampersand
          Medical Corporation, dated as of February 7, 2001.
          (Incorporated herein by reference to Appendix I to
          Registration Statement No. 333-61666.)
 2.5      Amendment No. 1, dated May 14, 2001 to the Agreement and
          Plan of Merger by and among AccuMed International, Inc.,
          AccuMed Acquisition Corp. and Ampersand Medical Corporation,
          dated February 7, 2001. (Incorporated herein by reference to
          Appendix I to Registration Statement No. 333-61666.)
 3.1      Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Bell National Corporation
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1988.)*
 3.2      Bylaws of Bell National Corporation. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1989.)*
 3.3      Certificate of Incorporation of the Company as amended.
          (Incorporated herein by reference to Appendix D to the Bell
          National Corporation Definitive Proxy Statement on Schedule
          14A, filed on April 30, 1999.)*
 3.4      By-laws of the Company. (Incorporated herein by reference to
          Appendix E to the Bell National Corporation Definitive Proxy
          Statement on Schedule 14A, filed on April 30, 1999.)*
 3.5      Certificate of Designation, Preferences and Rights of Series
          A Convertible Preferred Stock of Ampersand Medical
          Corporation. (Incorporated herein by reference to Exhibit
          3.5 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)
 3.6      Certificate of Designation, Preferences and Rights of Series
          B Convertible Preferred Stock of Ampersand Medical
          Corporation. (Incorporated herein by reference to Exhibit
          3.6 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)
 3.7      Certificate of Incorporation of Molecular Diagnostics, Inc.,
          as amended. (Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated September 26,
          2001.)
 3.8      Section 6 of Article VII of the By-laws of the Company as
          amended. (Incorporated herein by reference to Exhibit 3.3 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
 3.9      Certificate of Designation, Preferences and Rights of Series
          C Convertible Preferred Stock of Molecular Diagnostics, Inc.
          (Incorporated herein by reference to Exhibit 3.4 to the
          Company's S-2 Registration Statement, File, No. 333083578
          filed February 28, 2002)
 3.10     Certificate of Amendment of Certificate of Designation,
          Preferences and Rights of Series C Convertible Preferred
          Stock. (Incorporated herein by reference to Exhibit 3.5 to the Company's S-2 Registration Statement, File, No.
          333083578 filed February 28, 2002)
 3.11     Certificate of Amendment of Amended Certificate of
          Designation, Preferences and Rights of Series C Convertible
          Preferred Stock. (Incorporated herein by reference to
          Exhibit 3.6 to the Company's S-2 Registration Statement,
          File, No. 333083578 filed February 28, 2002)
 3.12     Certificate of Designation, Preferences and Rights of Series
          D Convertible Preferred Stock. (Incorporated herein by
          reference to Exhibit 3.7 to the Company's S-2 Registration
          Statement, File, No. 333083578 filed February 28, 2002)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.13     Certificate of Designation, Preferences and Rights of Series
          E Convertible Preferred Stock. (Incorporated herein by
          reference to Exhibit 3.8 to the Company's S-2 Registration
          Statement, File, No. 333083578 filed February 28, 2002)
 4.1      Form of Common Stock Purchase Warrant, as executed by Bell
          National Corporation on December 4, 1998 with respect to
          each of Mr. Gombrich, Theodore L. Koenig, William J. Ritger,
          Fred H. Pearson, Walter Herbst, AccuMed International, Inc.,
          Northlea Partners Ltd., and Monroe Investments, Inc.
          (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)*
 4.2      Stockholders Agreement dated December 4, 1998 among the
          Company, Winchester National, Inc., the InPath Members, and
          Mr. Milley, Mr. Shaw, Cadmus, and MMI (collectively, the
          "Claimants"). (Incorporated herein by reference to Exhibit 2 to the Schedule 13D filed jointly by the InPath Members on
          December 14, 1998.)*
 4.3      Form of Common Stock Purchase Warrant issued to Holleb &
          Coff on July 4, 1999 representing the right to purchase
          250,000 shares of Common Stock of the Company in connection with legal services rendered. (Incorporated herein by
          reference to Exhibit 4.3 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
 4.4      Form of Common Stock Purchase Warrant issued to The Research
          Works on October 11, 1999 representing the right to purchase
          70,000 shares of Common Stock of the Company in connection with the preparation of an investment research report.
          (Incorporated herein by reference to Exhibit 4.4 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1999.)*
 4.5      Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 10, 1999 representing the right to purchase 50,000 shares of Common Stock of the Company as
          additional consideration for a 12% Convertible Promissory
          Note issued on the same date. (Incorporated herein by
          reference to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1999.)*
 4.6      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 96,250 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.6 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.7      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 75,759 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.7 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.8      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 121,313 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.8 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.9      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 94,697 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.9 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.10     Form of Common Stock Purchase Warrant issued to William J.
          Ritger on May 24, 2000 representing the right to purchase
          531,614 shares of Common Stock of the Company in connection with financial advisory services rendered. (Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.11     Form of Common Stock Purchase Warrant issued to Denis M.
          O'Donnell on May 24, 2000 representing the right to purchase
          784,901 shares of Common Stock of the Company in connection with financial advisory services rendered. (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.12     Form of Common Stock Purchase Warrant issued to Prospektiva,
          SA on May 23, 2000 representing the right to purchase 48,333 shares of Common Stock of the Company in connection with
          financial advisory services rendered. (Incorporated by
          reference to Exhibit 4.12 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.13     Form of Common Stock Purchase Warrant issued to Dr. Bruce
          Patterson, on September 12, 2000 representing the right to purchase 150,000 shares of Common Stock of the Company as
          additional consideration for the achievement of product
          development milestones under a License and Development
          Agreement for Specific Medical Technology for the Detection
          of Oncogenic HPV Virus. (Incorporated by reference to
          Exhibit 4.13 to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000.)*
 4.14     Form of Common Stock Purchase Warrant issued to Dr. Bruce
          Patterson, on September 12, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company as
          consideration for an Addendum to a License and Development
          Agreement for Specific Medical Technology for the Detection
          of Oncogenic HPV Virus. (Incorporated by reference to
          Exhibit 4.14 to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000.)*
 4.15     Form of Common Stock Purchase Warrant issued to Osprey
          Partners, on November 22, 2000 representing the right to
          purchase 100,000 shares of Common Stock of the Company in
          connection with financial advisory services to be rendered over twelve months. (Incorporated by reference to Exhibit
          4.15 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
 4.16     Form of Common Stock Purchase Warrant issued to Univest
          Management, Inc. on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company in connection with financial advisory services to be rendered over twelve months. (Incorporated by reference to Exhibit
          4.16 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
 4.17     Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 1, 2000 representing the right to
          purchase 50,000 shares of Common Stock of the Company as
          additional consideration for a 12% Promissory Note issued on
          December 4, 2000. (Incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
 4.18     Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 8, 2000 representing the right to
          purchase 1,000,000 shares of Common Stock of the Company as additional consideration for a 15% Promissory Note issued on
          December 11, 2000 in connection with the proposed
          acquisition of AccuMed International, Inc. by the Company.
          (Incorporated by reference to Exhibit 4.18 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.19     Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on February 7, 2001 representing the right to
          purchase 1,000,000 shares of Common Stock of the Company as additional consideration for two 15% Promissory notes issued on February 1, 2001 and February 7, 2001 in connection with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
 4.20     Common Stock Purchase Warrant issued to Azimuth Corporation on August 6, 2001 representing the right to purchase 250,000 shares of common stock of the Company as additional
          consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.24 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)
 4.21     Common Stock Purchase Warrant issued to Cadmus Corporation on August 6, 2001 representing the right to purchase 250,000 shares of common stock of the Company as additional
          consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.23 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.22     Common Stock Purchase Warrant issued to Northlea Partners,
          Ltd. on August 6, 2001 representing the right to purchase
          62,500 shares of common stock of the Company as additional consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.27 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)
 4.23     Common Stock Purchase Warrant issued to Azimuth Corporation on July 26, 2001 representing the right to purchase 500,000 shares of common stock of the Company as consideration of
          Azimuth's waiver of the conversion feature of its $500,000 convertible promissory note issued September 22, 2000.
          (Incorporated by reference to Exhibit 4.25 to the Company's
          S-4 Registration Statement File No. 333-61666 filed August
          24, 2001.)
 4.24     Common Stock Purchase Warrant issued to Azimuth Corporation on August 17, 2001 representing the right to purchase 25,000 shares of common stock of the Company. (Incorporated by
          reference to Exhibit 4.26 to the Company's S-4 Registration
          Statement File No. 333-61666, filed August 24, 2001.)
 4.25     Common Stock Purchase Warrant issued to Tucker Anthony
          Incorporated on July 10, 2001 representing the right to
          purchase 150,000 shares of common stock of the Company.
          (Incorporated by reference to Exhibit 4.28 to the Company's
          S-2 Registration Statement, File No. 333-83578 filed
          February 28, 2002).
 4.26     Common Stock Purchase Warrant issued to Ventana Medical
          Systems, Inc. on November 2, 2001 representing the right to purchase 1,750,000 shares of common stock of the Company.
          (Incorporated by reference to Exhibit 4.29 to the Company's
          S-2 Registration Statement, File No. 333-83578 filed
          February 28, 2002).
 4.27     Form of Confidential $5,000,000 Common Stock Private
          Offering Memorandum dated January 2000. (Incorporated by
          reference to Exhibit 4.20 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.28     Form of Confidential $5,000,000 Series B Convertible
          Preferred Stock Private Offering memorandum dated November
          2000 and amended January 30, 2001. (Incorporated by
          reference to Exhibit 4.21 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.29     Amendment No. 1 to Stockholders Agreement dated July 25,
          2000 among the Company, the InPath Members, Mr. Milley, Mr.
          Shaw, MMI, Cadmus Corporation, and Winchester National, Inc.
          (Incorporated by reference to Exhibit 4.22 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
10.1      Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Raymond O'S. Kelly.
          (Incorporated herein by reference to Exhibit 10.5 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
10.2      Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Nicholas E. Toussaint.
          (Incorporated herein by reference to Exhibit 10.7 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
10.3      Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Nicholas E. Toussaint.
          (Incorporated herein by reference to Exhibit 10.7 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
10.4      SAR Agreement Extension dated November 15, 1995 between the
          Company and Raymond O'S. Kelly. (Incorporated herein by
          reference to Exhibit 10.20 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1995.)*
10.5      SAR Agreement Extension dated November 15, 1995 between the
          Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1995.)*
10.6      Employment Agreement dated May 1, 1998 between Mr. Gombrich and InPath, LLC, as amended on December 4, 1998.
          (Incorporated herein by reference to Exhibit 10.6 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1998.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.7      Claims Agreement dated December 4, 1998 among the Company, the Claimants, and Liberty Associates Limited Partnership.
          (Incorporated herein by reference to Exhibit 4 to the
          Schedule 13D filed jointly by the InPath Members on December
          14, 1998.)*
10.8      Ampersand Medical Corporation Equity Incentive Plan
          established as of June 1, 1999. (Incorporated herein by
          reference to Appendix F to the Bell National Corporation
          Definitive Proxy Statement on Schedule 14A, as filed on
          April 30, 1999.)*
10.9      Ampersand Medical Corporation Employee Stock Purchase Plan.
          (Incorporated herein by reference to Appendix G to the Bell
          National Corporation Definitive Proxy statement on Schedule
          14A, as filed on April 30, 1999.)*
10.10     Employment Agreement dated June 1, 1999 between Mr. Prange and the Company. (Incorporated herein by reference to
          Exhibit 10.11 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1999.)*
10.11     Lease Agreement between the Company and O.P., L.L.C. dated
          September 1, 1999 pertaining to the premises located at
          suite 305, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to Exhibit 10.12 of the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1999.)*
10.12     Amendment to Lease Agreement between the Company and O.P.,
          L.L.C. dated November 1, 1999 pertaining to the premises at suite 300, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to Exhibit 10.13 of the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1999.)*
10.13     Form of Note purchase agreements dated between March 1, 1999 and June 29, 1999 between the Company and several
          purchasers. (Incorporated herein by reference to Exhibit
          10.14 of the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1999.)*
10.14     Form of 6% Convertible Subordinated Note Due 2000, dated
          between March 1, 1999 and June 29, 1999 issued by the
          Company to several purchasers. (Incorporated herein by
          reference to Exhibit 10.15 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
10.15     Schedule of purchasers of 6% Convertible Notes Due 2000,
          including dates and amount purchased. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*
10.16     Form of Senior Convertible Promissory Note issued to Azimuth
          Corporation on December 10, 1999. (Incorporated herein by
          reference to Exhibit 10.17 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
10.17     Form of Restricted Stock Award of 50,000 shares of Common
          Stock issued to David A. Fishman, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting
          Agreement dated June 1, 1999. (Incorporated herein by
          reference to Exhibit 10.18 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)
10.18     Form of Restricted Stock award of 50,000 shares of Common
          Stock issued to Arthur L. Herbst, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting
          Agreement dated July 1, 1999. (Incorporated herein by
          reference to Exhibit 10.19 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
10.19     Form of $2,000,000 note received from Seaside Partners, L.P.
          on April 28, 2000. (Incorporated by reference to Exhibit
          10.20 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
10.20     Form of $300,000 note received from AccuMed International,
          Inc. on September 22, 2000 in conjunction with the proposed acquisition of AccuMed by the Company. (Incorporated by
          reference to Exhibit 10.21 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
10.21     Form of $500,000 Convertible Promissory Note issued to
          Azimuth Corporation on September 22, 2000 in connection with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.22     Form of $500,000 Convertible Promissory Note issued to
          Monsun, AS on November 1, 2000. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.23     Form of $200,000 Promissory Note issued to Azimuth
          Corporation on December 4, 2000. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.24     Form of $100,000 Promissory Note issued to Azimuth
          Corporation on December 11, 2000 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.25 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
10.25     Amendment to Patent and Technology License Agreement dated
          June 9, 2000 by and between Ampersand Medical Corporation,
          AccuMed International, Inc. and InPath, L.L.C. (Incorporated
          by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
10.26     License and Development Agreement for Specific Medical
          Technology for the Detection of Oncogenic HPV Virus dated
          June 23, 2000, by and between Invirion, Dr. Bruce Patterson, and Ampersand Medical Corporation. (Incorporated by
          reference to Exhibit 10.27 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
10.27     First Addendum to License and Development Agreement for
          Specific Medical Technology for the Detection of Oncogenic
          HPV Virus dated September 12, 2000, by and between Invirion,
          Dr. Bruce Patterson and Ampersand Medical Corporation.
          (Incorporated by reference to Exhibit 10.28 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
10.28     Second Addendum to License and Development Agreement for
          Specific Medical Technology for the Detection of Oncogenic
          HPV Virus dated January 12, 2001, by and between Invirion,
          Dr. Bruce Patterson and Ampersand Medical Corporation.
          (Incorporated by reference to Exhibit 10.29 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
10.29     Form of $25,000 Promissory Note issued to Azimuth
          Corporation on February 1, 2001 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.30 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
10.30     Form of $470,000 Promissory Note issued to Azimuth
          Corporation on February 7, 2001 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.31 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
10.31     Lease Agreement between the Company and O.P., L.L.C date May
          18, 2000, pertaining to premises located at 414 N. Orleans,
          Suite 510, Chicago, Illinois 60610. (Incorporated by
          reference to Exhibit 10.32 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
10.32     First Amendment to Lease Agreement between the Company and
          O.P., L.L.C. dated February 13, 2001, pertaining to
          additional premises at 414 N. Orleans, Suite 503, Chicago,
          Illinois 60610 and extending the term of the original lease until February 28, 2006. (Incorporated by reference to
          Exhibit 10.33 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.33     Form of Restricted Stock Award of 25,000 shares of Common
          Stock issued to Eric A Gombrich on May 1, 2000 as additional compensation under a 36 month Employment Agreement dated
          April 1 2000. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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