Form 10-Q
period 2002-03-31
MOLECULAR DIAGNOSTICS INC
filed 2002-05-15
CIK 75439

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934.



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002,



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NUMBER 0-935

                             ---------------------

                          MOLECULAR DIAGNOSTICS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-4296006
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)




     414 NORTH ORLEANS STREET, SUITE 510                           60610
                 CHICAGO, IL                                     (Zip Code)
   (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        COMMON STOCK, $0.001 PAR VALUE                           25,684,223
                   (Class)                         Outstanding shares as of May 13, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          MOLECULAR DIAGNOSTICS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2002
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I. -- FINANCIAL INFORMATION
  Item 1.  Financial Statements........................................     2
           Consolidated Balance Sheets March 31, 2002 (Unaudited) and
           December 31, 2001...........................................     2
           Consolidated Statements of Operations (Unaudited) for the
           three months ended March 31, 2002 and March 31, 2001........     3
           Consolidated Statements of Cash Flows (Unaudited) for the
           three months ended March 31, 2002 and March 31, 2001........     4
           Notes to Consolidated Financial Statements (Unaudited)......     5
  Item 2.  Management's Discussion and Analysis of Financial Conditions
           and Results of
           Operations..................................................    14
  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................    18

PART II. -- OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................    19
  Item 2.  Changes in Securities and Use of Proceeds...................    19
  Item 3.  Defaults upon Senior Securities.............................    19
  Item 4.  Submission of Matters to Vote of Security Holders...........    19
  Item 5.  Other Information...........................................    19
  Item 6.  Exhibits and Reports on Form 8-K............................    19
SIGNATURES.............................................................    20
EXHIBIT INDEX..........................................................    21

PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MOLECULAR DIAGNOSTICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................    $      3      $  1,025
  Accounts receivable, net allowance for doubtful accounts
     of $4 at March 31, 2002 and $4 at December 31, 2001....         263           463
  Inventories...............................................         543           533
  Refundable taxes..........................................         114           116
  Due from officer..........................................          40            50
  Prepaid expenses and other current assets.................         250           141
                                                                --------      --------
       Total current assets.................................       1,213         2,328
Fixed assets, net...........................................         773           835
Other Assets:
  License, patents, and technology, net of amortization.....       8,015         8,180
  Goodwill..................................................         283           283
                                                                --------      --------
       Total assets.........................................    $ 10,284      $ 11,626
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  2,777      $  2,502
  Customer and other deposits...............................          47            49
  Accrued payroll costs.....................................         956           868
  Accrued expenses..........................................       1,320         1,126
  Deferred revenue..........................................         408           567
  Revolving line of credit..................................         128           177
  Lease obligation..........................................         114            87
  Notes payable -- related party............................          65            65
  Notes payable.............................................       1,568         1,359
                                                                --------      --------
       Total current liabilities............................       7,383         6,800
Lease obligation, less current portion......................         177           203
Deferred revenue............................................         165            --
                                                                --------      --------
       Total liabilities....................................    $  7,725      $  7,003
                                                                --------      --------
Stockholders' Equity:
  Preferred stock, $0.001 par value; shares
     authorized -- 5,000,000; shares issued and
     outstanding -- 3,469,455 and 3,493,078, at March 31,
     2002 and December 31, 2001, respectively...............      19,758        21,089
  Common stock, $0.001 par value; shares
     authorized -- 50,000,000; shares issued and
     outstanding -- 25,573,223 and 25,304,883, at March 31,
     2002 and December 31, 2001, respectively (including
     treasury shares).......................................          27            26
  Additional paid-in capital................................      14,346        12,212
  Common stock held in treasury, at cost (192,088 shares)...        (327)         (327)
  Deferred compensation.....................................         (49)          (61)
  Accumulated deficit.......................................     (31,099)      (28,289)
  Accumulated comprehensive loss --
     Cumulative translation adjustment......................         (97)          (27)
                                                                --------      --------
       Total stockholders' equity...........................       2,559         4,623
                                                                --------      --------
       Total liabilities and stockholders' equity...........    $ 10,284      $ 11,626
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOLECULAR DIAGNOSTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                    (UNAUDITED)
Net revenues................................................  $      656   $      409
Operating expenses
  Cost of revenues..........................................         195          278
  Research and development..................................         933          883
  Selling, general, and administrative expenses.............       2,383        1,754
                                                              ----------   ----------
     Total operating expenses...............................       3,511        2,915
                                                              ----------   ----------
Operating loss..............................................      (2,855)      (2,506)
Other income (expense):
  Interest (expense) -- related party.......................          (1)        (176)
  Interest (expense)........................................        (104)         (51)
  Interest income -- related party..........................          --            9
  Interest income...........................................          --           18
  Gain on litigation settlement.............................         150           --
  Other, net................................................          --            3
                                                              ----------   ----------
                                                                      45         (197)
                                                              ----------   ----------
Loss before income taxes....................................      (2,810)      (2,703)
Income tax expense..........................................          --           --
                                                              ----------   ----------
Net loss....................................................  $   (2,810)  $   (2,703)
                                                              ==========   ==========
Preferred stock dividend....................................        (122)         (70)
Deemed dividend upon issuance of convertible preferred
  stock.....................................................          --       (1,867)
                                                              ----------   ----------
Total dividends.............................................        (122)      (1,937)
                                                              ----------   ----------
Net loss available to common stockholders...................  $   (2,932)  $   (4,640)
                                                              ==========   ==========
Basic and fully diluted net loss per common share...........  $    (0.11)  $    (0.15)
                                                              ==========   ==========
Weighed average number of common shares outstanding.........  25,561,429   30,211,457
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOLECULAR DIAGNOSTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                                   MARCH 31,
                                                               ------------------
                                                                2002       2001
                                                               -------    -------
                                                                  (UNAUDITED)
OPERATING ACTIVITIES:
  Net Loss..................................................   $(2,810)   $(2,703)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization of debt discount...........................        45        180
    Depreciation and amortization...........................       270        122
    Stock, warrants, and options issued to non-employees for
     service................................................       770        345
    Compensation expense related to stock appreciation
     rights, stock options, and restricted stock............        24        232
    Expenses paid with common stock.........................        --         22
    Interest paid with common stock.........................         8         --
    Licensing fees recognized from Ventana contract.........      (298)        --
    Changes in assets and liabilities:
      Accounts receivable, net..............................       239         93
      Inventories...........................................       (15)        36
      Refundable taxes......................................        (1)         4
      Due from stockholder..................................        10         --
      Prepaid expenses and other assets.....................      (156)        69
      Prepaid royalties.....................................        --         16
      Accounts payable......................................       338       (361)
      Deposits..............................................        --        (23)
      Deferred revenue......................................        12       (128)
      Accrued expenses......................................       280       (211)
                                                               -------    -------
Net cash used in operating activities.......................    (1,284)    (2,307)
INVESTING ACTIVITIES:
    Expenditures for licenses, patents and technology.......        (1)       (25)
    Capital purchases.......................................       (42)      (170)
    Advances for notes receivable...........................        --       (920)
                                                               -------    -------
Net cash used in investing activities.......................       (43)    (1,115)
FINANCING ACTIVITIES:
    Proceeds from issuance of convertible notes payable.....       500         --
    Proceeds from issuance of notes payable, related
     party..................................................        --        495
    Proceeds from issuance of common stock, net of costs
     incurred...............................................         4         --
    Proceeds from issuance of convertible preferred stock,
     net of costs incurred..................................        --      5,176
    Payment of notes payable................................       (83)        --
    Payment of notes payable, related party.................        --       (795)
    Payment of revolving line of credit, net................       (46)       (49)
    Deposit received for future purchase of stock...........        --       (500)
                                                               -------    -------
Net cash provided by financing activities...................       375      4,327
                                                               -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (70)        13
                                                               -------    -------
Net increase (decrease) in cash and cash equivalents........    (1,022)       918
Cash and cash equivalents at beginning of period............     1,025         13
                                                               -------    -------
Cash and cash equivalents at end of period..................   $     3    $   931
                                                               =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................   $    65    $     2
  Non-cash transaction during the period for:
    Deferred financing costs................................   $    --    $   118
    Preferred stock converted into common stock.............   $   106         --

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOLECULAR DIAGNOSTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.  ORGANIZATION

     Molecular Diagnostics, Inc. was incorporated as Ampersand Medical Corporation ("Ampersand") in Delaware on December 15, 1998, as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958. Except where the context otherwise requires, "Molecular Diagnostics," "MDI," the "Company," "we" and "our" refers to Molecular Diagnostics Inc., its subsidiaries and its predecessors.

     On September 25, 2001, we changed our corporate name to Molecular Diagnostics, Inc. in order to better represent our operations and products. The name change was effected by a merger of Ampersand with and into its wholly-owned subsidiary. We retained Ampersand's Certificate of Incorporation, except as amended to reflect the new name, bylaws and capitalization.

     On December 4, 1998, Bell National, then a shell corporation without any business activity, acquired InPath, LLC, ("InPath") a development-stage company engaged in the design and development of medical instruments and related tests. In the acquisition, Bell National issued 4,288,790 shares of common stock and warrants to purchase 3,175,850 shares of common stock to the members of InPath in exchange for their membership interests in InPath. The senior executives of InPath assumed management control of MDI.

     Based upon the terms of the acquisition agreement for financial reporting and accounting purposes, the InPath acquisition was accounted for as a reverse acquisition whereby InPath was deemed to have acquired Bell National. However, Bell National was the continuing legal entity and registrant for both Securities and Exchange Commission ("SEC") filing purposes and income tax filing purposes, until its merger into Ampersand in May 1999. Because Bell National was a non-operating public shell company with nominal assets and InPath was a privately held company, the acquisition was recorded as the issuance of stock for the net monetary assets of Bell National, accompanied by a recapitalization and no goodwill or other intangible assets were recorded.

     On September 17, 2001, we completed the acquisition of AccuMed International, Inc. ("AccuMed") whereby AccuMed was merged into one of our wholly-owned subsidiaries. The value of the transaction was approximately $14,178. Accordingly, the consolidated financial statements presented hereunder include the operations of InPath from March 16, 1998 (inception), the operations of Molecular Diagnostics (including its predecessors Bell National and Ampersand) from December 4, 1998, and the operations of AccuMed from September 17, 2001.

     We are focused on the design, development and marketing of the InPath System. The InPath System and related products are intended to detect cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office.

     The Company acquired all of the assets of Samba Technologies, SARL ("Samba") in January 1999 from Unilog Regions, SA. Samba designs, develops, and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba is also developing software used in the InPath System. Prior to 2002, nearly all of our reported revenues have been generated by Samba.

     We incurred significant operating losses since our inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern. Implementation of these plans and our ability to continue as a going concern depend upon our ability to secure substantial additional financing. Our plans include substantial efforts to obtain additional capital. If we are unable to obtain adequate additional financing or generate profitable sales revenues, we may be required to curtail MDI's product development and other activities and may be forced to cease operations.

NOTE 2.  BASIS OF PRESENTATION

     The consolidated unaudited financial statements included in this report have been prepared by MDI according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or for any other period. The consolidated financial statements include Molecular Diagnostics and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2001 Annual Report on Form 10-K/A, as filed with the SEC.

NOTE 3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 does not provide guidance on impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. MDI adopted SFAS No. 144 on January 1, 2002, and there was no impact to the results of operations or its financial position upon adoption.

NOTE 4.  ACQUISITION

     On September 17, 2001 we acquired AccuMed by issuing 3,911,245 shares of our common stock to holders of all of AccuMed's outstanding common stock, and 218,438 shares of our Series A convertible preferred stock to holders of all of AccuMed's outstanding Series A convertible preferred stock.

     As a result of the acquisition, we (1) assumed AccuMed's outstanding stock options and warrants, (2) forgave a note receivable due from AccuMed, (3) wrote-off unamortized license fees and prepaid royalties previously paid under a licensing agreement with AccuMed, and (4) received 192,088 shares of our common stock that was held by AccuMed.

     The value of the transaction was approximately $14,178 and was determined based on the market price of our common stock over the period of a few days before and after February 7, 2001, the date the merger was agreed to and announced. The acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the excess of the purchase price over the fair value of identifiable assets (including identifiable intangible assets) is allocated to goodwill and other intangible assets. The consolidated financial statements include the operating results of the business from the respective date of acquisition. Acquired technology license agreements are being amortized over the remaining life of the respective agreements which are seventeen years for the MDI license agreement and two years for the Dianon license agreement.

     The following selected pro forma consolidated results of operations are presented as if the AccuMed acquisition had occurred on January 1, 2001. This information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if the acquisition had been completed as of January 1, 2001, nor are they necessarily indicative of the future operating results of Molecular Diagnostics. The pro forma data does not give effect to any cost savings or restructuring and integration costs that might result.

     Pro forma results for the three months ended March 31:

                                                                   2002      2001
                                                                  -------   -------
    Revenues....................................................  $   656   $   941
    Net loss available to common stockholders...................   (2,932)   (5,147)
    Basic and fully diluted net loss per share..................  $ (0.11)  $ (0.15)

NOTE 5.  NOTE RECEIVABLE -- RELATED PARTY

     A note receivable, due from an officer of the company was outstanding for approximately $40 and $50 at March 31, 2002 and December 31, 2001, respectively. The Company considers the receivable to be collectible.

NOTE 6.  LICENSES, PATENTS, AND TECHNOLOGY

     Licenses, patents, and technology include the following at March 31:

                                                                    2002
                                                                   -------
    Licenses....................................................   $ 1,023
    Patent costs................................................       133
    MDI Technology Agreement....................................     7,230
    Dianon Technology Agreement.................................       260
                                                                   -------
    Subtotal....................................................     8,646
    Less accumulated amortization...............................      (631)
                                                                   -------
      Total.....................................................   $ 8,015
                                                                   =======

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     MDI adopted SFAS No. 141 for the acquisition of AccuMed during 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

     On January 1, 2002, MDI adopted SFAS No. 142, and has not yet completed the transition impairment test required under SFAS 142, or determined whether or not an impairment loss will be recognized in connection with the adoption of SFAS
142. MDI's definite lived intangible assets of $8,646, net of accumulated amortization of $631, continue to be amortized over their useful lives.

     Amortization expense for intangible assets during the three months ended March 31, 2002 was $164. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

                                                               ESTIMATED
                                                              AMORTIZATION
                                                                EXPENSE
                                                              ------------
2002 (remainder)............................................      $492
2003........................................................      $526
2004........................................................      $526
2005........................................................      $526
2006........................................................      $526
2007........................................................      $526

NOTE 6.  ACCRUED PAYROLL TAXES

     We are delinquent in paying federal and state 2000 and 2001 employee and employer payroll taxes. As of March 31, 2002, we owed $534 in past-due payroll taxes, including $119 in assessed statutory penalties and interest. We are currently in process of communicating with the Internal Revenue Service. At this time, we believe it is not possible to determine the impact, if any, upon our financial condition. Past-due payroll taxes, assessed penalties and interest was included in accrued payroll costs in the March 31, 2002 and December 31, 2001 consolidated balance sheets. We are also delinquent in filing federal and state income tax returns for 1999 and 2000, and we are actively attempting to remedy this matter.

NOTE 7.  NOTES PAYABLE -- RELATED PARTIES

     Long-term debt for related parties at March 31 consisted of:

                                                                  2002
                                                              ------------
Northlea Partners, Ltd., $25 Promissory Note issued August
  6, 2001; interest rate 15% per annum......................      $ 25
Northlea Partners, Ltd., $15 Promissory Note issued
  September 20, 2001; interest rate 9% per annum............        15
Robert Shaw, $25 Promissory Note issued September 20, 2001;
  interest rate 9% per annum................................        25
                                                                  ----
                                                                  $ 65
                                                                  ====

     The carrying amount of notes payable approximates fair value at March 31, 2002.

NOTE 8.  NOTES PAYABLE

     Long-term debt for unrelated parties at March 31 consisted of:

                                                                2002
                                                               ------
Monsun, AS, $500 Promissory Note issued November 1, 2000;
  interest rate 15% per annum; beneficial conversion feature valued at $125; extension of maturity date for issuance of
  100,000 warrants at an exercise price of $0.60 per share
  and 200,000 warrants at $0.30 per share...................   $  560
NeoMed Innovations III, $500 Promissory Note issued May 15,
  2001; interest rate 12% per annum, matures July 30, 2002;
  500,000 warrants with an exercise price of $0.65 per
  share; net of unamortized debt discount of $157...........      343
Xillix Technologies Corporation, $361 Promissory Note issued
  June 26, 1998; interest rate Canadian Prime plus 6% per
  annum, due on demand; represents debt of AccuMed
  International.............................................       34
Western Economic Diversification, $221 Promissory Note
  issued June 1989; no interest, due on demand..............      181
Schwarz, Cooper, Greenberger & Krauss, $118 Promissory Note
  issued February 13, 2002; interest rate 12% per annum,
  matures March 15, 2002, 750,000 warrants due in event of
  default...................................................      100
NeoMed Innovations III, $500 Promissory Note issued March
  19, 2002, interest rate 7% per annum, matures July 30,
  2002; 500,000 warrants at an exercise price of $0.65; net
  of unamortized debt discount of $150......................      350
                                                               ------
                                                               $1,568
                                                               ======

     The carrying amounts of notes payable approximates fair value at March 31, 2002.

     On March 19, 2002, MDI issued a new convertible promissory note ("Bridge Note") and 500,000 warrants ("Bridge Warrants") to NeoMed Innovations III ("NeoMed") for $500 in cash. The note bears interest at 7% per annum and matures on July 30, 2002. The note is convertible at any time at the option of the holder or automatically when MDI receives an equity infusion of at least $7,000. The conversion price of the note is equal to a 25% discount to the market price of the common stock at the date of conversion, but will not be less than $0.50 per share or greater than $1 per share. Each of the 500,000 Bridge Warrants is exercisable into one share of common stock at an exercise price of $0.65 per share for a period of five years. Upon conversion of the promissory note, the note holder will be entitled to receive an additional number of warrants ("Private Warrants") equal to 25% of the number of common shares issued in conversion of the note. These Private Warrants will be exercisable into one share of common stock at a price equal to 150% of the conversion price of the note.

     Also on March 19, 2002, MDI agreed to amend a previously outstanding $500 convertible promissory note ("Original Note") issued to NeoMed that was originally due on May 15, 2002. The terms of conversion of this note were changed to reflect the conversion terms of the new $500 convertible promissory note issued to NeoMed as described above and the maturity date was extended to July 30, 2002. NeoMed also received an additional 500,000 Bridge Warrants and will be entitled to receive Private Warrants on the same terms as those described above.

     Using the fair value interest rate method, MDI determined the fair value of both of the Bridge Warrants to be $38. Of this amount, $4 was charged to interest expense during the quarter ended March 31, 2002. The intrinsic value of the beneficial conversion rate of the Original Note and Bridge Note was determined to be $333 based on the $0.95 per share market price of the underlying common stock on March 31, 2002. This amount was accounted for as a debt discount. Interest expense of $33 was recorded during the quarter ended March 31, 2002 for accretion of the debt discount. Since the intrinsic value of the conversion rate of the notes is variable, the ultimate amount of the debt discount will vary based on the market price of MDI's common stock. Changes in the underlying intrinsic value will be recorded prospectively in future periods.

NOTE 9.  STOCKHOLDERS' EQUITY

  BASIC AND FULLY-DILUTED COMMON STOCK

     Fully-diluted shares of common stock are calculated by assuming MDI's warrants, stock appreciation rights and employee stock options to purchase common stock, convertible notes payable and convertible preferred stock have been converted and exchanged for MDI's common stock. MDI's basic and fully-diluted common stock for the period ended March 31, 2002 are summarized below:

INSTRUMENT                                            BASIC COMMON   FULLY-DILUTED COMMON
----------                                            ------------   --------------------
Common stock........................................    25,573,223             25,573,223
Warrants, options, SARs and convertible notes.......            --             16,326,631
Convertible preferred stock.........................            --             26,918,594
                                                       -----------          -------------
  Total.............................................    25,573,223             68,818,447
                                                       ===========          =============

     Summary of MDI's preferred stock capital table as of March 31, 2002 is as follows:

                                                                             SHARES ISSUED &
OFFERING                                                 SHARES AUTHORIZED     OUTSTANDING
--------                                                 -----------------   ---------------
Series A convertible...................................        590,197               171,212
Series B convertible, 10% cumulative...................      1,500,000             1,357,356
Series C convertible, 10% cumulative...................      1,666,666             1,331,499
Series D convertible, 10% cumulative...................        300,000               175,000
Series E convertible, 10% cumulative...................        800,000               434,388
                                                             ---------          ------------
  TOTAL PREFERRED STOCK................................      4,856,863             3,469,455
                                                             =========          ============

  SUMMARY OF PREFERRED STOCK TERMS

SERIES A CONVERTIBLE PREFERRED STOCK
Liquidation Value:   $4.50 per share
Conversion Price:    $10.3034 per share
Conversion Rate:     0.4367 -- Liquidation Value divided by Conversion Price
                     ($4.50/$10.3034)
Voting Rights:       None
Dividends:           None
Conversion Period:   Any time -- 3 years

SERIES B CONVERTIBLE PREFERRED STOCK
Liquidation Value:   $4.00 per share
Conversion Price:    $1.00 per share
Conversion Rate:     4.00 -- Liquidation Value divided by Conversion Price
                     ($4.00/$1.00)
Voting Rights:       None
Dividends:           10% -- Quarterly -- Commencing March 31, 2001
Conversion Period:   Any time
Cumulative dividends in arrears at March 31, 2002 were $586

SERIES C CONVERTIBLE PREFERRED STOCK
Liquidation Value:    $3.00 per share
Conversion Price:     $0.60 per share
Conversion Rate:      5.00 -- Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:        None
Dividends:            10% -- Quarterly -- Commencing March 31, 2002
Conversion Period:..  Any time
Cumulative dividends in arrears at March 31, 2002 were $165

SERIES D CONVERTIBLE PREFERRED STOCK
Liquidation Value:    $10.00 per share
Conversion Price:     $1.00 per share
Conversion Rate:      10.00 -- Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:        None
Dividends:            10% -- Quarterly -- Commencing April 30, 2002
Conversion Period:    After April 1, 2002

SERIES E CONVERTIBLE PREFERRED STOCK
Liquidation Value:    $22.00 per share
Conversion Price:     $0.80 per share
Conversion Rate:      27.50 -- Liquidation Value divided by Conversion Price ($22.00/$0.80)
Voting Rights:        Equal in all respects to holders of common shares
Dividends:            10% -- Quarterly -- Commencing May 31, 2002
Conversion Period:    After December 1, 2002

  ISSUANCE OF RESTRICTED SHARES FOR SERVICES

     Beginning in 1999, we have, at various times, awarded restricted shares of common stock to non-employee consultants for services. Some of the share awards were made for past services and their value was fixed. Other share awards were made as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these shares had not been determined as of March 31, 2002 and therefore the value of the these shares will be based on the market value of the common stock at the end of each interim period until the measurement date is determined. A fair value of these shares of $119 and $233 was calculated using the Black-Scholes valuation model and we recorded $8 and $38 as expense during the quarter ended March 31, 2002 and March 31, 2001, respectively.

  ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

     Beginning in 1999, MDI has, at various times, granted options to purchase shares of common stock to non-employee consultants. The options were issued as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these options has not been determined as of March 31, 2002 and therefore the value of the these shares will be based on the market value of the common stock at the end of each interim period until the measurement date is determined. A fair value of $242 and $607 was calculated for these options at March 31, 2002 and March 31, 2001, using the Black-Scholes valuation model. This value is charged to expense over the term of the consulting agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the common stock at the end of each interim period. We recorded $45 and $106 as expense related to these options during the quarter ended March 31, 2002 and 2001, respectively.

  ISSUANCE OF WARRANTS FOR SERVICES

     During the first quarter 2002, we issued warrants to purchase 750,000 shares of common stock at $0.01 per share in exchange for services to a non-employee former outside counsel firm. Using the Black-Scholes valuation model, the fair value of these warrants was calculated to be $675. In 2000 and 2001, we issued warrants to purchase common stock to non-employees as compensation for financial services. The warrants vest in equal amounts each month over the service period. We may terminate the agreements upon thirty days written notice, and any unvested warrants as of the date of termination would be cancelled. For those warrants where the measurement date has not been determined, fair values of $121 and $459 were calculated at March 31, 2002 and March 31, 2001, respectively, using the Black-Scholes valuation model. The amount of expense to be ultimately recognized will vary depending on the market value of the common stock at the end of each period. We recorded $42 and $200 as expense related to these types of warrants during the quarter ended March 31, 2002 and 2001, respectively.

  CELL SOLUTIONS INVESTMENT

     On October 11, 2001, we made a 30% investment in Cell Solutions, LLC. ("Cell Solutions"), a company formed for the purposes of developing and improving slide preparation systems. As consideration, MDI provided Cell Solutions five-year warrants to purchase 172,120 shares of common stock with an exercise price of $0.82. These warrants were valued using Black-Scholes and determined to have a value of $127 and we have included the value of these warrants as an investment at December 31, 2001. MDI determined the fair value of the investment to be impaired at December 31, 2001 and consequently the investments were written down to zero as a result of the uncertainty of future benefit or revenue stream. MDI is contractually committed to issue a total of 1,549,086 additional warrants with the same terms based upon delivery of certain products by Cell Solutions. As of March 31, 2002, Cell Solutions had not delivered these products and MDI was not bound to issue additional warrants.

  STOCK APPRECIATION RIGHTS

     At March 31, 2002 and March 31, 2001, we had 450,000 stock appreciation rights ("SARs") outstanding. These SARs, issued in 1989, have an exercise price of $0.30 and were deemed automatically exercised on November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of common stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by MDI prior to the exercise date. In lieu of making cash payments, we may, and intend to, elect to issue shares of common stock on a one share for one SAR basis. Since the SARs were deemed exercised on November 20, 2001, no compensation expense was recorded for the three months ended March 31, 2002. We recorded compensation expense in the amount of $232 for the three-months ended March 31, 2001 to reflect the difference between the closing market price of our common stock at March 31, 2001 and December 31, 2000 and the exercise price of the SARs.

  APPLICATION OF BLACK-SCHOLES VALUATION MODEL

     In applying the Black-Scholes valuation model, we have used an expected dividend yield of zero, a risk-free interest rate of 6% and a volatility factor of 90% for the three months ended March 31, 2002 and 2001, and a fair value of the underlying common shares of closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

NOTE 10.  SUBSEQUENT EVENTS

  ADDITIONAL BRIDGE FINANCING

     As part of our bridge loan financing, MDI continues to issue additional convertible promissory notes and warrants to various investors on similar terms provided to NeoMed described in further detail in Note 8 to the Consolidated Financial Statements.

     From April 5, 2002 through May 14, 2002, we issued additional convertible promissory notes to various other investors for similar terms as described above for the principal amount of $1,450 in cash.

NOTE 11.  LEGAL PROCEEDINGS

  REIMBURSEMENT OF LEGAL FEES

     SpectRx Litigation Settlement. On February 1, 2002, we reached an out-of-court settlement with SpectRx, Inc. ("SpectRx"). Under the settlement, SpectRx paid MDI a lump sum cash payment of $150 and MDI granted SpectRx an option to license certain of MDI's technology. Additional terms of the settlement are confidential. Under the settlement, neither party admitted any liability or wrongdoing.

  LITIGATION CONTINGENCIES

     From time to time, MDI has been a party to routine pending or threatened legal proceedings and arbitrations. MDI insures some, but not all, of its exposure with respect to such proceedings. Based upon information presently available, and in light of legal and other defenses available to MDI, management does not consider the liability from any threatened or pending litigation to be material to MDI nor has MDI experienced any significant environmental problems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with MDI's consolidated financial statements presented in Part I, Item 1 of this quarterly report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 7 of MDI's Annual Report on Form 10-K/A for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this discussion and analysis of financial condition and results of operations that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by MDI are also forward-looking statements.

     These forward-looking statements are based on beliefs of MDI's management as well as current expectations, projections and assumptions currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond the control of MDI. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements.

SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition. Molecular Diagnostics recognizes revenue upon shipment of product or license to customers and no remaining Company obligations or contingencies exist, or in the case of sales of software by its wholly owned subsidiary Samba, upon shipment if persuasive evidence of an arrangement exists, sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable, and collection is probable.

     Revenue from ongoing client maintenance is recognized ratably over the post-contract support term which is generally twelve months. Revenue from training services and professional services is recognized when the service is completed. Revenue from implementation and installation services is recognized using the percentage of completion method. Samba calculates percentage of completion based on the estimated total number of hours of service required to complete an implementation project and the number of actual hours of service rendered. Implementation and installation services are generally completed within 120 days.

     License, Patents, and Technology. License, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are capitalized when incurred. Costs related to abandoned or denied patent applications are written off at the time of abandonment or denial. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to seventeen years. The Company assesses licenses, patents, and technology annually for impairment unless an event has occurred which would indicate a possible impairment.

     Stock Compensation. As permitted by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), Molecular Diagnostics uses the intrinsic value method to account for stock options as set forth in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25).

     Application of Black-Scholes Valuation Model. In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 6% for 2002 and 2001, a volatility factor of 90% for 2002 and 216% for 2001, and the closing market price of the underlying common stock on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

OVERVIEW OF MOLECULAR DIAGNOSTICS

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

RESULTS OF OPERATIONS

  REVENUE

     Revenues for the three months ended March 31, 2002 increased $247, or 60.4%, to $656 over revenues for the same period in 2001. The 2002 revenue increase resulted from the first quarter revenue recognition of $298 for providing Ventana Medical Systems, Inc. ("Ventana") with a three-year irrevocable, world-wide, royalty-free license for full access to Samba's image analysis software and development tools. About 60% of the remaining net sales for the first quarter March 31, 2002 were derived from contracts generated from Samba in Europe. Samba conducts its operations in local currency, the Euro. We convert the local currency into U.S. Dollars for consolidated reporting purposes. Samba's revenue recognition is also subject to the timing of receipt and completion of customer contracts from period to period. We may experience quarter-to-quarter and year-to-year variability in revenues as a result of these contract-timing issues until we begin to market some or all of our other products.

  OPERATING EXPENSES

  Cost of Revenues

     Cost of revenues for the quarter ended March 31, 2002 totaled $195, a decrease of $83, or 29.9%, from the same period in 2001. No cost of revenues attributable to the Ventana license sale was recorded since the research and development costs related thereto was expensed as incurred in prior years. Increases in software sales and products with higher gross margins also contributed to the decline in cost of sales over the same period in the previous year.

  Research and Development

     We devote a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

     For the quarter ended March 31, 2002, our R&D expenses were $933, an increase of $50, or 5.7% over the same period in 2001 as a result of increased product development costs for the Cocktail CVX and HPV assays, the next version of AcCell, the AcCell 2500, and the launching of our world-wide Cocktail CVX clinical trials. R&D expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; instrumentation, disposables, clinical consumables, clinical supplies and regulatory costs to develop clinical trial reference laboratories and to recruit and test patients in support of our various FDA clinical trials, and payroll related costs for in-house engineering, scientific, laboratory, software development; and research management staff.

  Selling, General and Administrative

     For the quarter ended March 31,2002, selling, general and administrative expenses ("SG&A") were $2,383, an increase of $629 or 35.9%, over similar expenses for the same period in 2001. This increase is primarily due to increased salaries and wages and related payroll costs and other operating expenses resulting from the integration of the AccuMed operations pursuant to the merger. The AccuMed acquisition also caused a $150 increase in the amortization of purchased technology for the first quarter March 31, 2002 over the same period in 2001. For the first quarter March 31, 2002, legal fees increased over $500 as result of litigation costs and contingency payments, paid in $675, net of discount, non-cash warrants, as part of the SpectRx settlement.

     Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal and accounting services, travel costs, fees for public and/or investor relations services, insurance premiums, facilities and office expenses, marketing related costs, and amortization /depreciation charges.

  OTHER INCOME AND EXPENSE

  Interest Expense

     For the first quarter ended March 31, 2002, our interest expense amounted to $105, a decrease of $122, or 53.7% from the same period in 2001. Convertible promissory notes and related accrued interest for Azimuth Corporation and Cadmus Corporation, company's controlled by Alexander M. Milley, a director and significant shareholder of MDI, totaling $500 and $200 and bearing annual interest rates at between 15% and 18%, respectively, were paid off in November 2001. Even though total notes payable as of March 31, 2002 increased by over 100% from March 31, 2001, $500 of convertible promissory notes were issued to NeoMed on March 19, 2002 for cash, resulting in only a partial month's interest expense charge for the quarter.

  Other Income and Expense, Net

     For the quarter ended March 31, 2002, we recorded a $150 gain from the settlement of the SpectRx litigation. Related SpectRx settlement legal expenses are included in selling, general and administrative expenses for the period ended March 31, 2002.

  NET LOSS

     Our net loss before preferred dividends for the three months ended March 31, 2002 totaled $2,810. Cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock totaled $122. The combined net loss after the preferred dividends resulted in a net loss available to common stockholders of $2,932, or $0.11 net loss per share, on 25,561,429 weighted average shares outstanding.

     The weighted average shares outstanding as of March 31, 2002 reflect a 10,859,688 reduction in common stock as a result of the exchange of common stock for shares of Series E convertible preferred stock in December 2001 and the issuance of approximately 3,900,000 shares of common stock on September 17, 2001 for the AccuMed purchase.

     Our net loss before preferred dividends for the three months ended March 31, 2001 totaled $2,703. Cumulative dividends on the outstanding Series B convertible preferred stock totaled $1,937, including $1,867 aggregate excess fair value "if converted" beneficial discount to market feature creating a non-cash deemed dividend. The combined net loss after all deemed and accrued preferred dividends resulted in a net loss available to common stockholders of $4,640, or $0.15 net loss per share on 30,211,457 weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     R&D, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $1,284 and $2,307 for the first quarter ended March 31, 2002 and 2001, respectively, in operating activities.

     As of the quarter ended March 31, 2002 we had cash on hand of $3, a decrease of $1,022 compared to the $1,025 cash on hand at December 31, 2001. This decrease resulted from delays associated with our bridge financing.

     On March 19, 2002, MDI issued a new convertible promissory note and 500,000 Bridge Warrants to NeoMed for $500 in cash. The note bears interest at 7% per annum and matures on July 30, 2002. The note is convertible at any time at the option of the holder or automatically when MDI receives an equity infusion of at least $7,000. The conversion price of the note is equal to a 25% discount to the market price of the common stock at the date of conversion, but will not be less than $0.50 per share or greater than $1 per share. This transaction creates a beneficial conversion feature, or a debt discount, of approximately $150 as of March 31, 2002. Each of the 500,000 Bridge Warrants is exercisable into one share of common stock at an exercise price of $0.65 per share for a period of five years. Upon conversion of the promissory note, the note holder will be entitled to receive an additional number of warrants Private Warrants equal to 25% of the number of common shares issued in conversion of the note. These Private Warrants will be exercisable into one share of common stock at a price equal to 150% of the conversion price of the note.

     Also on March 19, 2002, MDI agreed to amend a previously outstanding $500 convertible promissory note issued to NeoMed that was originally due on May 15, 2002. The terms of conversion of this note were changed to reflect the conversion terms of the new $500 convertible promissory note issued to NeoMed as described above and the maturity date was extended to July 30, 2002. NeoMed also received an additional 500,000 Bridge Warrants and will be entitled to receive Private Warrants on the same terms as those described above.

     From April 5, 2002 through May 15, 2002, we issued additional convertible promissory notes to various other investors for similar terms as described above for the principal amount of $1,450 in cash.

     We incurred approximately $42 for the first quarter March 31, 2002 and $170 for the first quarter March 31, 2001 in capital expenditures, a reduction of $128, or 75.3%. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1 per item and useful life in excess of one year. The decrease in 2002 capital expenditures resulted from a reduction of purchases of laboratory and computer equipment and software in support of our product development and research efforts in order to conserve cash through our private placement and bridge financings.

     Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. We have incurred significant operating losses since the inception of our business. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research and development, clinical trials and other activities and may be forced to cease operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A market risk inherent in our financial statements is the potential loss in fair value arising from adverse changes in interest rates. We do not engage in any hedge transactions or use derivative financial instruments to reduce our exposure to interest rate changes since all of our indebtedness is at fixed interest rates. At March 31, 2002, the carrying amount of our debt instruments approximated their fair value. A 10% change in the rate of interest would not have a material effect on MDI's financial position, results of operation or cash flows. In addition, as of March 31, 2002, we were not exposed to any material foreign-currency, equity-price or other type of market or price risk. Samba conducts the majority of its operations in Europe using the Euro and other local European currencies. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on the Company's financial position, results of operation or cash flows. For the three months ended March 31, 2002, we recorded a negative cumulative translation adjustment of $99, reflecting the valuation, using the period ended currency exchange rates, of our investment in Samba.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments in the legal proceedings previously reported.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 19, 2002, MDI issued a Bridge Note and 500,000 warrants ("Bridge Warrants") to NeoMed for $500 in cash. The Bridge Note bears interest at 7% per year and matures on July 30, 2002. The note is convertible at any time at the option of the holder or automatically when MDI receives an equity infusion of at least $7,000. The conversion price of the note is equal to a 25% discount to the market price of the common stock at the date of conversion, but will not be less than $0.50 per share or greater than $1 per share. Each of the 500,000 Bridge Warrants is exercisable into one share of common stock at an exercise price of $0.65 per share for a period of five years. Upon conversion of the promissory note, the note holder will be entitled to receive an additional number of warrants ("Private Warrants") equal to 25% of the number of common shares issued in conversion of the note. These Private Warrants will be exercisable into one share of common stock at a price equal to 150% of the conversion price of the note.

     Also on March 19, 2002, MDI agreed to amend a previously outstanding $500 Original Note issued to NeoMed that was originally due on May 15, 2002. The terms of conversion of the Original Note were changed to reflect the conversion terms of the new $500 convertible promissory note issued to NeoMed as described above and the maturity date was extended to July 30, 2002. NeoMed also received an additional 500,000 Bridge Warrants and will be entitled to receive Private Warrants on the same terms as those described above.

     From April 5, 2002 through May 15, 2002, we issued additional convertible promissory notes to various other investors on similar terms provided to NeoMed, as described above, for the principal amount of $1,450 in cash.

     In February 2002, we issued warrants to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. We issued the warrants to former outside counsel as compensation for their services.

     We issued the convertible promissory notes and warrants pursuant to exemptions under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     See Exhibit Index

     (b) Reports on Form 8-K

     MDI filed a Current Report on Form 8-K dated January 22, 2002 reporting, under Item 5, the resignation of MDI's President, Chief Operating Officer, Chief Financial Officer and Treasurer effective December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOLECULAR DIAGNOSTICS, INC.

                                                 /s/ PETER P. GOMBRICH
                                          --------------------------------------
                                                    Peter P. Gombrich
                                                 Chief Financial Officer
                                               Principal Accounting Officer
                                                  Chairman of the Board
                                                 Chief Executive Officer

Date:  May 15, 2002

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

---------------

* SEC File NO. 0-935