Form 10-Q
period 2002-06-30
MOLECULAR DIAGNOSTICS INC
filed 2002-08-14
CIK 75439

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



             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002




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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        COMMON STOCK, $0.001 PAR VALUE                           26,332,225
                   (Class)                        Outstanding shares as of August 10, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          MOLECULAR DIAGNOSTICS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 30, 2002
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I. -- FINANCIAL INFORMATION
  Item 1.  Financial Statements (Unaudited)
           a) Consolidated Balance Sheets -- June 30, 2002 and December
              31, 2001.................................................     2
           b) Consolidated Statements of Operations -- Six months ended
           June 30, 2002 and June 30, 2001 and three months ended June
              30, 2002 and June 30, 2001...............................     3
           c) Consolidated Statements of Cash Flows -- Six months ended
           June 30, 2002 and June 30, 2001.............................     4
           d) Notes to Consolidated Financial Statements -- June 30,
              2002.....................................................     5
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    14
  Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk........................................................    18
PART II. -- OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................    19
  Item 2.  Changes in Securities and Use of Proceeds...................    19
  Item 3.  Defaults upon Senior Securities.............................    19
  Item 4.  Submission of Matters to Vote of Security Holders...........    19
  Item 5.  Other Information...........................................    20
  Item 6.  Exhibits and Reports on Form 8-K............................    20
SIGNATURES.............................................................    21
EXHIBIT INDEX..........................................................    22

PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MOLECULAR DIAGNOSTICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $    116       $  1,025
  Accounts receivable, net allowance for doubtful accounts
     of $4 at June 30, 2002 and December 31, 2001...........        348            463
  Inventories...............................................        440            533
  Refundable taxes..........................................        127            116
  Due from officer..........................................         (9)            50
  Prepaid expenses and other current assets.................        268            141
                                                               --------       --------
       Total current assets.................................      1,290          2,328
Fixed assets, net...........................................        820            835
Other Assets:
  License, patents, and technology, net of amortization.....      7,853          8,180
  Goodwill..................................................        283            283
                                                               --------       --------
       Total assets.........................................   $ 10,246       $ 11,626
                                                               ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  3,211       $  2,502
  Accrued payroll costs.....................................      1,111            868
  Accrued expenses..........................................      2,240          1,175
  Deferred revenue..........................................        353            567
  Revolving line of credit..................................         76            177
  Lease obligation..........................................        141             87
  Notes payable -- related party............................         86             65
  Notes payable.............................................      3,555          1,359
                                                               --------       --------
       Total current liabilities............................   $ 10,773       $  6,800
Lease obligation, less current portion......................        150            203
Deferred revenue............................................        150             --
                                                               --------       --------
       Total liabilities....................................     11,073          7,003
                                                               --------       --------
Stockholders' Equity (Deficit)
  Preferred stock, $0.001 par value; shares
     authorized -- 10,000,000; shares issued and
     outstanding -- 3,416,336 and 3,493,078, at June 30,
     2002 and December 31, 2001.............................     19,519         21,089
  Common stock, $0.001 par value; shares
     authorized -- 100,000,000; shares issued and
     outstanding -- 25,836,561 and 25,304,883, at June 31,
     2002 and December 31, 2001, respectively...............         26             26
  Additional paid-in capital................................     15,435         12,212
  Common stock held in treasury, at cost (192,088 shares)...       (327)          (327)
  Deferred compensation.....................................        (36)           (61)
  Accumulated deficit.......................................    (35,300)       (28,289)
  Accumulated comprehensive loss --
     Cumulative translation adjustment......................       (144)           (27)
                                                               --------       --------
       Total stockholders' equity (deficit).................       (827)         4,623
                                                               --------       --------
       Total liabilities and stockholders' equity...........   $ 10,246       $ 11,626
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOLECULAR DIAGNOSTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                THREE MONTHS
                                               SIX MONTHS ENDED JUNE 30,       ENDED JUNE 30,
                                               -------------------------   -----------------------
                                                  2002          2001          2002         2001
                                               -----------   -----------   ----------   ----------
Net revenues.................................  $    1,158    $      697    $      502   $      288
Operating expenses
  Cost of revenues...........................         482           487           287          209
  Research and development...................       2,535         1,938         1,602        1,055
  Selling, general, and administrative
     expenses................................       4,422         2,713         2,039          959
                                               ----------    ----------    ----------   ----------
     Total operating expenses................       7,439         5,138         3,928        2,223
                                               ----------    ----------    ----------   ----------
Operating loss...............................      (6,281)       (4,441)       (3,426)      (1,935)
Other income (expense):
  Interest (expense) -- related party........          (9)         (226)           (8)         (50)
  Interest (expense).........................        (872)         (119)         (768)         (68)
  Interest income, related party.............          --            18            --            9
  Interest income............................          --            53            --           35
  Gain on litigation settlement..............         151            --             1           --
  Other, net.................................          --             3            --           --
                                               ----------    ----------    ----------   ----------
                                                     (730)         (271)         (775)         (74)
                                               ----------    ----------    ----------   ----------
Loss before income taxes.....................  $   (7,011)   $   (4,712)   $   (4,201)  $   (2,009)
Income tax expense...........................          --            --            --           --
                                               ----------    ----------    ----------   ----------
Net Loss.....................................  $   (7,011)   $   (4,712)   $   (4,201)  $   (2,009)
                                               ==========    ==========    ==========   ==========
Preferred stock dividend.....................        (414)         (212)         (292)        (142)
Deemed dividend upon issuance of convertible
  preferred stock............................          --        (1,933)           --          (66)
                                               ----------    ----------    ----------   ----------
Total dividends..............................        (414)       (2,145)         (292)        (208)
                                               ----------    ----------    ----------   ----------
Net loss available to common stockholders....  $   (7,425)   $   (6,857)   $   (4,493)  $   (2,217)
                                               ==========    ==========    ==========   ==========
Basic and fully diluted net loss per common
  share......................................  $    (0.29)   $    (0.23)   $    (0.17)  $    (0.07)
                                               ==========    ==========    ==========   ==========
Weighed average number of common shares
  outstanding................................  25,654,840    30,369,328    25,747,224   30,468,212
                                               ==========    ==========    ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOLECULAR DIAGNOSTICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
OPERATING ACTIVITIES:
  Net Loss..................................................  $(7,011)   $(4,712)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization of debt discount...........................      683        248
    Depreciation and amortization...........................      482        254
    Stock, warrants, and options issued to non-employees for
      service...............................................      765        416
    Compensation expense related to stock appreciation
      rights, stock options, and restricted stock...........       81         92
    Expenses paid with common stock.........................       --         24
    Interest paid with common stock.........................       79         --
    Licensing fees recognized from Ventana contract.........     (298)        --
    Changes in assets and liabilities:
       Accounts receivables, net............................      184        (89)
       Inventories..........................................       66        203
       Refundable taxes.....................................        2         11
       Due from stockholder.................................       59         --
       Deferred acquisition costs...........................       --       (319)
       Prepaid expenses and other assets....................     (174)       (79)
       Prepaid royalties....................................       --         27
       Accounts payable.....................................      755         12
       Deposits.............................................      (28)       (47)
       Deferred revenue.....................................      (89)      (137)
       Accrued expenses.....................................    1,342        (59)
                                                              -------    -------
Net cash used in operating activities.......................   (3,102)    (4,155)
INVESTING ACTIVITIES:
  Expenditures for licenses, patents and technology.........       (4)       (70)
  Capital purchase..........................................      (87)      (325)
  Advances for notes receivable.............................       --     (1,170)
                                                              -------    -------
Net cash used in investing activities.......................      (91)    (1,565)
FINANCING ACTIVITIES:
  Proceeds from issuance of convertible notes payable.......    2,600        500
  Proceeds from issuance of notes payable, related party....       25        495
  Proceeds from issuance of common stock, net of costs
    incurred................................................       --        200
  Proceeds from issuance convertible preferred stock, net of
    costs incurred..........................................       --      5,840
  Payment of notes payable..................................     (150)
  Payment of notes payable, related party...................       --       (795)
  Payment of revolving line of credit, net..................     (111)       (30)
  Deposit received for future purchase of stock.............       --       (500)
                                                              -------    -------
Net cash provided by financing activities...................    2,364      5,710
                                                              -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (80)         7
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........     (909)        (3)
Cash and cash equivalents at beginning of period............    1,025         13
                                                              -------    -------
Cash and cash equivalents at end of period..................  $   116    $    10
                                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $     8    $     3
  Non-cash transaction during the period:
    Deferred financing costs................................  $    --    $   124
    Preferred stock converted into common stock.............  $   345    $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOLECULAR DIAGNOSTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.  ORGANIZATION

     Molecular Diagnostics, Inc. was incorporated as Ampersand Medical Corporation ("Ampersand") in Delaware on December 15, 1998, as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958. Except where the context otherwise requires, "Molecular Diagnostics", "MDI", "we", "us" and "our" refers to Molecular Diagnostics Inc., its subsidiaries and its predecessors.

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

     We acquired all of the assets of Samba Technologies, SARL ("Samba") in January 1999 from Unilog Regions, SA. Samba designs, develops, and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba is also developing software used in the InPath System.

     We incurred significant operating losses since our inception. Management expects that significant ongoing operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern. Implementation of these plans and our ability to continue as a going concern depend upon our ability to secure substantial additional financing. Our plans include substantial efforts to obtain additional capital. If we are unable to obtain adequate additional financing or generate profitable sales revenues, we may be required to curtail our product development and other activities and we may be forced to cease operations.

                          MOLECULAR DIAGNOSTICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2.  BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year or for any other period. The consolidated financial statements include Molecular Diagnostics and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

NOTE 4.  ACQUISITION

     On September 17, 2001, we acquired AccuMed by issuing 3,911,245 shares of our common stock to holders of AccuMed's outstanding common stock, and 218,438 shares of our Series A convertible preferred stock to holders of AccuMed's outstanding Series A convertible preferred stock.

     As a result of the acquisition, we (1) assumed AccuMed's outstanding stock options and warrants, (2) forgave a note receivable due from AccuMed, (3) wrote-off unamortized license fees and prepaid royalties previously paid under a licensing agreement with AccuMed and, (4) received 192,088 shares of our common stock that was held by AccuMed.

     The value of the transaction was approximately $14,178 and was determined based on the market price of our common stock over the period of a few days before and after February 7, 2001, the date the merger was agreed to and announced. The acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the excess of the purchase price over the fair value of identifiable assets (including identifiable intangible assets) was

                          MOLECULAR DIAGNOSTICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

allocated to goodwill and other intangible assets. The consolidated financial statements include the operating results of the business from the respective date of acquisition. Acquired technology license agreements are being amortized over the remaining life of the respective agreements which is seventeen years for our license agreement and two years for the Dianon license agreement.

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

     Pro forma results for the six and three months ended June 30:

                                                    SIX MONTHS         THREE MONTHS
                                                  ENDED JUNE 30,      ENDED JUNE 30,
                                                 -----------------   -----------------
                                                  2002      2001      2002      2001
                                                 -------   -------   -------   -------
Revenues.......................................  $ 1,158   $ 1,357   $   502   $   416
Net loss available to common stockholders......   (7,425)   (7,880)   (4,493)   (2,733)
Basic and fully diluted net loss per share.....  $ (0.29)  $ (0.23)  $ (0.17)  $ (0.08)

NOTE 5.  NOTE RECEIVABLE -- RELATED PARTY

     A note receivable (payable), due from an officer of MDI was outstanding for approximately ($9) and $50 at June 30, 2002 and December 31, 2001, respectively.

NOTE 6.  LICENSES, PATENTS, AND TECHNOLOGY

     Licenses, patents, and technology include the following at June 30, 2002:

Licenses....................................................  $1,027
Patent costs................................................     133
MDI Technology Agreement....................................   7,230
Dianon Technology Agreement.................................     260
                                                              ------
Subtotal....................................................   8,650
Less accumulated amortization...............................    (797)
                                                              ------
  Total.....................................................  $7,853
                                                              ======

     Effective January 1, 2002, we adopted a change in accounting principle to comply with the specific provisions and guidance of SFAS 141 and SFAS 142. We estimate that our adoption of SFAS 142 will result in a $7 decrease in amortization expense and $7 increase in net income during 2002 related to goodwill. We have completed the transitional intangible asset impairment test required under SFAS 142 and, based on the results of the test, concluded that no impairment of goodwill or other indefinite lived intangible assets has occurred. Therefore, no impairment loss will be recorded in connection with our adoption of the statement.

     Our definite lived intangible assets of $8,650, net of accumulated amortization of $797, continue to be amortized over their useful lives.

                          MOLECULAR DIAGNOSTICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Amortization expense for intangible assets during the three and six months ended June 30, 2002 was $164 and $328, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

                                                               ESTIMATED
                                                              AMORTIZATION
                                                                EXPENSE
                                                              ------------
2002 (remainder)............................................      $328
2003........................................................      $612
2004........................................................      $526
2005........................................................      $526
2006........................................................      $526
2007........................................................      $526

NOTE 7.  ACCRUED PAYROLL TAXES

     We are delinquent in paying federal and state 2000 and 2001 employee and employer payroll taxes. As of June 30, 2002, we owed $586 in past-due payroll taxes, including $160 in assessed statutory penalties and interest. We have retained legal representation who is working with the Internal Revenue Service to attempt to reach an agreement on the total due, settlement term and basis for payment. At this time, we believe it is not possible to determine the impact, if any, upon our financial condition. Past-due payroll taxes, assessed penalties and interest were included in accrued payroll costs in the June 30, 2002 and December 31, 2001 consolidated balance sheets. We are also delinquent in filing federal and state income tax returns for 1999 and 2000, and we are actively attempting to remedy this matter.

NOTE 8.  NOTES PAYABLE -- RELATED PARTIES

     Debt from related parties at June 30, 2002 consists of:

Northlea Partners, Ltd., $25 Promissory Note issued August
  6, 2001; interest rate 15% per annum; matures September
  22, 2001; note in default; interest rate increases to 18%
  per annum upon default....................................  $25
Northlea Partners, Ltd., $15 Convertible Promissory Note
  issued September 20, 2001; interest rate 9% per annum;
  matures December 18, 2001; note in arrears................   15
Northlea Partners, Ltd., $25 Bridge Note issued May 28,
  2002; interest rate 7% per annum, matures July 30, 2002;
  25,000 warrants at an exercise price of $0.70; net of
  unamortized debt discount of $4; note in arrears..........   21
Robert Shaw, $25 Convertible Promissory Note issued
  September 20, 2001; interest rate 9% per annual; matures
  December 18, 2001; note in arrears........................   25
                                                              ---
                                                              $86
                                                              ===

     The carrying amount of notes payable approximates fair value at June 30, 2002.

     DEFAULTS ON NOTES FROM RELATED PARTIES AND NOTES PAYABLE

     Northlea Partners, Ltd. $25 note dated August 6, 2001; interest rate per annum increases from 15% to 18%. As of August 1, 2002, we are in default on the Bridge Notes and are working with the holders to remedy the default. Management is currently discussing default resolutions with holders of notes in default. All other notes in default, including those to related parties, have no default remedies in the note agreements. Management is currently discussing default resolutions with holders of notes in default.

                          MOLECULAR DIAGNOSTICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9.  NOTES PAYABLE

     Notes payable at June 30, 2002 consists of:

Monsun, AS, $500 Promissory Note issued November 1, 2000;
  interest rate 15% per annum; beneficial conversion feature valued at $125; extension of maturity date for issuance of
  100,000 warrants at an exercise price of $0.60 per share
  and 200,000 warrants at $0.30 per share; matures July 31,
  2002; note in default.....................................  $  512
NeoMed Innovations III, $500 Promissory Note issued May 15,
  2001; interest rate 7% per annum, matures July 30, 2002;
  560,000 warrants with an exercise price of $0.65 per
  share; net of unamortized debt discount of $36; note in
  arrears...................................................     464
Xillix Technologies Corporation, $361 Promissory Note issued
  June 26, 1998; interest rate Canadian Prime plus 6% per
  annum, due on demand; represents debt of AccuMed
  International.............................................      34
Western Economic Diversification, $221 Promissory Note
  issued June 1989; no interest, due on demand..............     189
Schwarz, Cooper, Greenberger & Krauss, $118 Promissory Note
  issued February 13, 2002; interest rate 12% per annum
  final settlement due September 1, 2002....................     100
Bridge Notes issued for $2,600 between March 19, 2002 and
  June 28, 2002; interest rate of 7% per annum, that mature
  July 30, 2002; 2,600,000 warrants at an exercise price of
  $0.70; net of unamortized debt discount of $344; note in
  arrears...................................................   2,256
                                                              ------
                                                              $3,555
                                                              ======

     The carrying amounts of notes payable approximates fair value at June 30, 2002.

     From March 19, 2002 through June 28, 2002, we received cash of $2,625 from over 25 separate investors and issued new convertible promissory notes ("Bridge Notes") and 2,625,000 warrants ("Bridge Warrants"). The Bridge Notes bear interest at 7% per annum and mature on July 30, 2002. The Bridge Notes are currently in arrears. The Bridge Notes are convertible at any time at the option of the holder or automatically when we receive an equity infusion of at least $7,000. The conversion price of the Bridge Notes are equal to a 25% discount to the market price of the common stock at the date of conversion, but will not be less than $0.50 per share nor greater than $1.00 per share. Each of the Bridge Warrants is exercisable into one share of common stock at an exercise price of $0.65 per share for a period of five years. Upon conversion, the Bridge Notes holder will be entitled to receive an additional number of warrants ("Private Warrants") equal to 25% of the number of common shares issued in conversion of the Bridge Notes. These Private Warrants will be exercisable into one share of our common stock at a price equal to 150% of the conversion price of the Bridge Notes.

     Using the fair value interest rate method, we determined the fair value of the Bridge Warrants issued to be $108 as of June 30, 2002. Of this amount, $71 was charged to interest expense during the quarter ended June 30, 2002. The value of the beneficial conversion feature of total Bridge Notes was determined to be $1,050 at June 30, 2002 based on a closing price of our common stock of $0.87. This beneficial conversion feature was accounted for as debt discount. Interest expense of $631 was recorded during the quarter ended June 30, 2002 for accretion of this debt discount. As the conversion terms of these notes are not fixed at June 30, 2002 the ultimate amount of the debt discount will vary based on the market price of common stock. Changes in the underlying value of this beneficial conversion feature will be recorded prospectively in future periods.

DEFAULTS ON NOTES PAYABLE

     Defaults on notes payable are in Notes to Consolidated Financial Statements -- Note 8 preceding.

                          MOLECULAR DIAGNOSTICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10.  STOCKHOLDERS' EQUITY

  BASIC AND FULLY-DILUTED COMMON STOCK

     Basic net loss per share is based upon net loss and the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share adjusts for the effect of common stock equivalents such as stock options and stock warrants, only in the periods presented in which such effect would have been dilutive. Diluted net loss per share is not presented separately, as the effect of the common stock equivalents is anti-dilutive for each of the periods presented. Accordingly, diluted net loss per share is the same as basic net loss per share.

     Fully-diluted shares of common stock are calculated by assuming MDI's warrants, stock appreciation rights and employee stock options to purchase common stock, convertible notes payable and convertible preferred stock have been converted and exchanged for MDI's common stock. MDI's basic and fully-diluted common stock for the period ended June 30, 2002 are summarized below:

                                                                              FULLY-DILUTED
INSTRUMENT                                                 BASIC COMMON          COMMON
----------                                               -----------------   ---------------
Common stock...........................................     25,836,561         25,836,561
Warrants, options, SARs and convertible notes..........             --         24,383,973
Convertible preferred stock............................             --         27,248,569
                                                            ----------         ----------
  Total................................................     25,836,561         77,469,103
                                                            ==========         ==========

     Summary of MDI's preferred stock capital table as of June 30, 2002 is as follows:

                                                                             SHARES ISSUED &
OFFERING                                                 SHARES AUTHORIZED     OUTSTANDING
--------                                                 -----------------   ---------------
Series A convertible...................................        590,197            118,093
Series B convertible, 10% cumulative...................      1,500,000          1,357,356
Series C convertible, 10% cumulative...................      1,666,666          1,331,499
Series D convertible, 10% cumulative...................        300,000            175,000
Series E convertible, 10% cumulative...................        800,000            434,388
                                                            ----------         ----------
  TOTAL PREFERRED STOCK................................      4,856,863          3,416,336
                                                            ==========         ==========

  SUMMARY OF PREFERRED STOCK TERMS

     SERIES A CONVERTIBLE PREFERRED STOCK


Liquidation Value:      $4.50 per share
Conversion Price:       $10.3034 per share
Conversion Rate:        0.4368 -- Liquidation Value divided by Conversion Price
                        ($4.50/$10.3034)
Voting Rights:          None
Dividends:              None
Conversion Period:      Any time -- 3 years

                          MOLECULAR DIAGNOSTICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     SERIES B CONVERTIBLE PREFERRED STOCK


Liquidation Value:      $4.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        4.00 -- Liquidation Value divided by Conversion Price
                        ($4.00/$1.00)
Voting Rights:          None
Dividends:              10% -- Quarterly -- Commencing June 30, 2001
Conversion Period:      Any time
Cumulative dividends in arrears at June 30, 2002 were $733

     SERIES C CONVERTIBLE PREFERRED STOCK


Liquidation Value:      $3.00 per share
Conversion Price:       $0.60 per share
Conversion Rate:        5.00 -- Liquidation Value divided by Conversion Price
                        ($3.00/$0.60)
Voting Rights:          None
Dividends:              10% -- Quarterly -- Commencing June 30, 2002
Conversion Period:      Any time
Cumulative dividends in arrears at June 30, 2002 were $265

     SERIES D CONVERTIBLE PREFERRED STOCK


Liquidation Value:      $10.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        10.00 -- Liquidation Value divided by Conversion Price
                        ($10.00/$1.00)
Voting Rights:          None
Dividends:              10% -- Quarterly -- Commencing April 30, 2002
Conversion Period:      After April 1, 2002
Cumulative dividends in arrears at June 30, 2002 were $116

     SERIES E CONVERTIBLE PREFERRED STOCK


Liquidation Value:      $22.00 per share
Conversion Price:       $0.80 per share
Conversion Rate:        27.50 -- Liquidation Value divided by Conversion Price
                        ($22.00/$0.80)
Voting Rights:          Equal in all respects to holders of common shares
Dividends:              10% -- Quarterly -- Commencing May 31, 2002
Conversion Period:      After December 1, 2002
Cumulative dividends in arrears at June 30, 2002 were $99

  ISSUANCE OF RESTRICTED SHARES FOR SERVICES

     Beginning in 1999, we have, at various times, issued restricted shares of common stock to non-employee consultants for services. Some of the shares issued were made for past services and their value was fixed. Other issuances were made as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these shares has not been determined as of June 30, 2002. Therefore the value of the these shares will be based on the market value of

                          MOLECULAR DIAGNOSTICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the common stock at the end of each interim period until the measurement date is determined. A fair value of these shares of $87 and $185 was calculated using the Black-Scholes valuation model and we recorded $4 and $38 as expense during the quarter ended June 30, 2002 and June 30, 2001, respectively.

  ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

     Beginning in 1999, we have, at various times, granted options to purchase shares of our common stock to non-employee consultants. We issued the options as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these options has not been determined as of June 30, 2002. Therefore the value of the these shares will be based on the market value of the common stock at the end of each interim period until the measurement date is determined. A fair value of $125 and $484 was calculated for these options at June 30, 2002 and June 30, 2001, respectively, using the Black-Scholes valuation model. This value is charged to expense over the term of the consulting agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the common stock at the end of each interim period. We recorded $5 as expense related to these options during the quarter ended June 30, 2002.

  ISSUANCE OF WARRANTS FOR SERVICES

     During the first quarter 2002, we issued warrants to purchase 750,000 shares of common stock at $0.01 per share in exchange for services to a law firm. Using the Black-Scholes valuation model, the fair value of these warrants was calculated to be $675. In 2000 and 2001, we issued warrants to purchase common stock to non-employees as compensation for financial services. The warrants vest in equal amounts each month over the service period. We may terminate the agreements upon thirty days written notice, and any unvested warrants as of the date of termination would be cancelled. For those warrants where the measurement date has not been determined, fair values of $63 and $464 were calculated at June 30, 2002 and June 30, 2001, respectively, using the Black-Scholes valuation model. The amount of expense to be ultimately recognized will vary depending on the market value of the common stock at the end of each period. We recorded $16 and $72 as expense related to these warrants during the quarter ended June 30, 2002 and 2001, respectively.

  CELL SOLUTIONS INVESTMENT

     On October 11, 2001, we made a 30% investment in Cell Solutions, LLC. ("Cell Solutions"), a company formed for the purpose of developing and improving slide preparation systems. As consideration, we issued Cell Solutions five-year warrants to purchase 172,120 shares of common stock with an exercise price of $0.82. These warrants were valued using Black-Scholes and determined to have a value of $127 which was included as an investment at December 31, 2001. We also determined the fair value of the investment to be impaired at December 31, 2001 and consequently the investment was written down to zero as a result of the uncertainty of future benefit or revenue stream. We are contractually committed to issue a total of 1,549,086 additional warrants with the same terms based upon delivery of certain products by Cell Solutions. As of June 30, 2002, Cell Solutions had not delivered these products and we were not bound to issue additional warrants.

  STOCK APPRECIATION RIGHTS

     At June 30, 2002 and June 30, 2001, we had 450,000 stock appreciation rights ("SARs") outstanding. Issued in 1989, these SARs have an exercise price of $0.30 and were deemed automatically exercised on November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of common stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by us prior to the exercise date. In lieu of making cash payments, we may, and intend to, elect to issue shares of common stock on a one share for one SAR basis. Since the SARs were deemed exercised on November 20, 2001, no compensation expense was recorded

                          MOLECULAR DIAGNOSTICS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for the three or six month periods ended June 30, 2002. We recorded compensation expense in the amount of $92 for the six-months ended June 30, 2001 to reflect the difference between the closing market price of our common stock at June 30, 2001 and December 31, 2000 and the exercise price of the SARs.

  APPLICATION OF BLACK-SCHOLES VALUATION MODEL

     In applying the Black-Scholes valuation model, we have used an expected dividend yield of zero, a risk-free interest rate of 6% and a volatility factor of 90% for the three months ended June 30, 2002 and 2001, and a fair value of the underlying common shares of closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

NOTE 11.  SUBSEQUENT EVENTS

  STOCK PURCHASE AGREEMENT

     On May 9, 2002, we entered into a stock purchase agreement ("Purchase Agreement") that was amended May 16, 2002 and June 24, 2002. In accordance with the terms of the Purchase Agreement, we are to deliver 21,428,000 shares of restricted common stock in exchange for $15,000 upon closing of the Purchase Agreement. We also delivered to an escrow agent 740,000 restricted shares of Series E convertible preferred shares as collateral for the Purchase Agreement. As of August 14, 2002, the closing under the Purchase Agreement has not yet occurred.

  LICENSE AGREEMENT -- LETTER OF INTENT

     On July 12, 2002, we entered into letter of intent ("LOI") with Ventana Medical Systems, Inc. ("Ventana") for exclusive use and distribution license rights to certain MDI processes, systems and technologies with respect to HPV tests for use in Ventana's slide-based technology platform. The LOI requires Ventana to deliver a $100 deposit upon execution of the LOI, $200 upon our delivery of certain license and development agreements, and $400 upon completion of specific technology validations. We received $300 upon meeting the first two LOI milestones in July 2002.

NOTE 12.  LEGAL PROCEEDINGS

  LITIGATION CONTINGENCIES

     From time to time, we have been a party to routine pending or threatened legal proceedings and arbitrations. We insure some, but not all, of our exposure with respect to such proceedings. Based upon information presently available, and in light of legal and other defenses available to us, management does not consider the liability from any threatened or pending litigation to be material nor have we experienced any significant environmental problems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements presented in Part I, Item 1 of this quarterly report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this discussion and analysis of financial condition and results of operations that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, or possible future actions by us are also forward-looking statements.

     These forward-looking statements are based on beliefs of our management as well as current expectations, projections and assumptions currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements.

SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition. Molecular Diagnostics recognizes revenue upon shipment of product or license to customers and no remaining obligations or contingencies exist, or in the case of sales of software by our wholly owned subsidiary Samba, upon shipment if persuasive evidence of an arrangement exists, sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement, fee is fixed or determinable, and collection is probable.

     Revenue from ongoing client maintenance is recognized ratably over the post-contract support term, generally twelve months. Revenue from training services and professional services is recognized when the service is completed. Revenue from implementation and installation services is recognized using the percentage of completion method. Samba calculates percentage of completion based on the estimated total number of hours of service required to complete an implementation project and the actual number of hours of service rendered. Implementation and installation services are generally completed within 120 days.

     License, Patents, and Technology. License, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are capitalized when incurred. Costs related to abandoned or denied patent applications are written off at the time of abandonment or denial. Amortization is commenced as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to seventeen years. We assess licenses, patents, and technology annually for impairment unless an event has occurred which would indicate a possible impairment.

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

OVERVIEW OF MOLECULAR DIAGNOSTICS

     The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider availability and cost effective service delivery. We are developing an initial series of products to address these criteria including sample collection devices, chemical and biological tests, and analytical instruments and related software.

     Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

RESULTS OF OPERATIONS

  REVENUE

     Our revenue for the six-month period ended June 30, 2002 totaled $1,158, representing an increase of $461, or 66.1%, over revenue of $697 for the six-month period ended June 30, 2001. The 2002 revenue increase resulted primarily from the first quarter revenue recognition of $298 for providing Ventana with a three-year irrevocable, world-wide, royalty-free license for full access to Samba's image analysis software and development tools. The remaining increase represents gains in new customer AcCell instrument sales and installations.

     Revenue of $502 for the three months ended June 30, 2002 represented an increase of $214, or 74.3%, over revenue for the same period in 2001. This resulted from a $146 increase in revenues from Samba, a European provider of proprietary Telemedicine software and software consulting services. Samba conducts its operations in local currency, the Euro. We convert the local currency into U.S. Dollars for consolidated reporting purposes. Samba's revenue recognition is also subject to the timing of receipt and completion of customer contracts from period to period. We may experience quarter-to-quarter and year-to-year variability in revenues as a result of these contract-timing issues until we begin to market some or all of our other products.

  OPERATING EXPENSES

  Cost of Revenues

     Cost of revenues for the six months ended June 30, 2002 totaled $482, a decrease of $5 from the same period in 2001. No cost of revenues attributable to the Ventana license sale was recorded since related research and development costs related thereto were expensed as incurred in prior years. Increases in software sales and products with higher gross margins also contributed to the decline in cost of sales over the same period in the previous year.

     Cost of revenues for the three months ended June 30, 2002 totaled $287, an increase of $78, or 37.3%, from the same period in 2001. Increases in software sales and AcCell instrument deliveries with higher gross margins resulted in the increase in cost of sales over the same period in the previous year.

  Research and Development

     We devote a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

     R&D expenses increased $597 and $547 for the six month and three month periods ended June 30, 2002 to $2,535 and $1,602, an increase of 30.8% and 51.8%, respectively, over the comparable prior year periods. R&D expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; instrumentation, disposables, clinical consumables, clinical supplies and regulatory costs to develop clinical trial reference laboratories and to recruit and test patients in support of our various Food and Drug Administration ("FDA") clinical trials, and payroll-related costs for in-house engineering, scientific, laboratory, and software development activities; and research management staff. The increase in expenses for the three and six-month periods in 2002 compared with the same periods in 2001 stems primarily from increased product development costs for the Cocktail CVX and HPV assays, the next version of AcCell, the AcCell 2500, and the patient participation fees of our world-wide Cocktail CVX clinical trials.

  Selling, General and Administrative

     Selling, general and administrative expenses ("SG&A") increased $1,709 and $1,080 for the six-month and three-month periods ended June 30, 2002 to $4,422 and $2,039, an increase of 62.9% and 112.6% over the same periods ended June 30, 2001, respectively. This increase is primarily due to an increase of approximately $500 in professional services fees as a result of increased investor and shareholder base and expanded operations pursuant to the AccuMed merger; an approximate $350 increase in infrastructure payroll and related payroll costs and other operating expenses resulting from the integration of the recently acquired AccuMed's operations; and increased litigation costs and contingency payments related to the SpectRx settlement, which totaled $675, in the form of warrants.

     Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal and accounting and consulting services, travel costs, printing costs, fees for public and/or investor relations services, insurance premiums, facilities and office expenses, marketing related costs, and amortization/depreciation charges.

  OTHER INCOME AND EXPENSE

  Interest Expense

     Interest expenses, including interest expense to related parties, increased $536 and $658 for the six-month and three-month periods ended June 30, 2002 to $881 and $776, an increase of 155.3% and 557.6% over the same periods ended June 30, 2001, respectively. Approximately $631 of the three-month increase relates to a non-cash interest charge for the value of a beneficial conversion feature charged to interest expense during the period. See further discussion in the preceding Notes To Consolidated Financial Statements -- Note 9. Also, accrued interest expense resulting from related party convertible notes payable is included in interest expense -- related party.

  Other Income and Expense, Net

     For the six months ended June 30, 2002, we recorded a $150 gain from the settlement of the SpectRx litigation during the first quarter 2002. Related SpectRx settlement legal expenses are included in selling, general and administrative expenses for the period ended June 30, 2002.

  NET LOSS

     The net loss for the six and three month period ended June 30, 2002 before preferred dividends totaled $7,011 and $4,201 compared with $4,712 and $2,009 for the same periods in 2001, an increase of $2,299 and $2,192 or a 48.8% and a 109.2% increase, respectively. The increases resulted from increases in R&D expenses, SG&A and interest expenses as described previously. In addition, cumulative dividends on the outstanding Series B convertible preferred stock through Series E convertible preferred stock totaled $414 and $292 for the six and three months periods ended June 30, 2002 compared with $212 and $142 for the same periods in 2001, respectively, and $1,933 of deemed dividends on the Series B convertible preferred stock during first quarter 2001 due to a conversion feature on the Series B convertible preferred stock that was less than market, resulting in a net loss available to common stockholders for the six and three months ended June 30, 2002 of $7,425 and $4,493, or $0.29 and $0.17 per share, on 25,654,840 and 25,747,224 weighted average common shares outstanding, respectively, compared with the net loss and net loss available to common stockholders for the six and three month periods ended June 30, 2001 of $6,857 and $2,217, or $0.23 and $0.07 per share, on 30,369,328 and 30,468,212 weighted average common shares outstanding.

     For the six months ended June 30, 2002, cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock totaled $1,213.

     The weighted average shares outstanding as of June 30, 2002 reflect a 10,859,688 reduction in common stock as a result of the exchange of common stock for shares of Series E convertible preferred stock in December 2001 and the issuance of approximately 3,900,000 shares of common stock on September 17, 2001 for the AccuMed acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     R&D, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $3,102 and $4,155 for the six months ended June 30, 2002 and 2001, respectively, in operating activities.

     At the end of June 30, 2002 we had cash on hand of $116, a decrease of $909 compared to the $1,025 cash on hand at December 31, 2001. This decrease resulted from delays associated with our private equity financing.

     From March 19, 2002 through June 28, 2002, we received cash of $2,625 from over 25 separate investors and issued Bridge Notes and 2,625,000 Bridge Warrants. The Bridge Notes bear interest at 7% per annum and mature on July 30, 2002. The Bridge Notes are currently in arrears. The Bridge Notes are convertible at any time at the option of the holder or automatically when we receive an equity infusion of at least $7,000. The conversion price of the Bridge Notes are equal to a 25% discount to the market price of the common stock at the date of conversion, but will not be less than $0.50 per share nor greater than $1.00 per share. Each of the Bridge Warrants is exercisable into one share of common stock at an exercise price of $0.65 per share for a period of five years. Upon conversion, the Bridge Notes holder will be entitled to receive an additional number of warrants ("Private Warrants") equal to 25% of the number of common shares issued in conversion of the Bridge Notes. These Private Warrants will be exercisable into one share of our common stock at a price equal to 150% of the conversion price of the Bridge Notes.

     As of August 1, 2002, we are in default on the Bridge Notes and are working with the holders to remedy the default. Management is currently discussing default resolutions with holders of notes in default.

     These Bridge Notes are convertible into shares of common stock at a conversion price that is less than market. This beneficial conversion feature totals $716 at June 30, 2002, of which $403 was charged to interest expense for the period.

     Our capital expenditures were approximately $87 for the six months ended June 30, 2002, a reduction of $238, or 73.2% from the prior year period's $325. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1 per item and useful life in excess of one year. The decrease in 2002 capital expenditures resulted from a reduction of laboratory and computer equipment and software purchases in support of our product development and research efforts in order to conserve cash through our private placement and bridge financings.

     Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. We have incurred significant operating losses since the inception of our business. We expect that significant ongoing operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research and development, clinical trials and other activities and may be forced to cease operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A market risk inherent in our financial statements is the potential loss in fair value arising from adverse changes in interest rates. We do not engage in any hedge transactions or use derivative financial instruments to reduce our exposure to interest rate changes since all of our indebtedness is at fixed interest rates. At June 30, 2002, the carrying amount of our debt instruments approximated their fair value. A 10% change in the rate of interest would not have a material effect on our financial position, results of operation or cash flows. In addition, as of June 30, 2002, we were not exposed to any material foreign-currency, equity-price or other type of market or price risk. Samba conducts the majority of its operations in Europe using the Euro and other local European currencies. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows. For the six months ended June 30, 2002, we recorded a negative cumulative translation adjustment of $80, reflecting the valuation, using the period ended currency exchange rates, of our investment in Samba.

                          PART II.  OTHER INFORMATION
               (In thousands, except share and per share amounts)

ITEM 1.  LEGAL PROCEEDINGS

     On July 31, 2002, MDI reached a settlement with Trek Diagnostic Systems, Inc. ("Trek") with respect to Trek's allegations of certain breaches of representations and warranties made in connection with the sale of a division of AccuMed to Trek in November 1998. Under the terms of the settlement, MDI issued Trek a promissory note in which it agreed to pay Trek $80 in two equal installments, the first installment of $40 due September 1, 2002 and the second installment of $40 due December 1, 2002. In consideration of MDI's promissory note, Trek agreed to release MDI and its affiliates from any claims Trek may have against the parties relating to and arising out of the sale of the business division by AccuMed.

     On July 10, 2002, MDI reached a settlement with Schwartz Cooper Greenberger and Krauss by agreeing to pay $104 to Schwartz Cooper no later than September 1, 2002 as compensation for legal services rendered. Schwartz Cooper had filed a complaint against MDI in the Circuit Court of Cook County.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     From March 19, 2002 through June 28, 2002, we received cash of $2,625 from over 25 separate investors and issued Bridge Notes and 2,625,000 Bridge Warrants. We utilized these debt proceeds for working capital purposes during the three months ended June 30, 2002. Bathgate Capital Group acted as our placement agent and is due $78 in fees at June 30, 2002.

     On March 19, 2002, we agreed to amend a previously outstanding $500 Original Note issued to NeoMed that was originally due on May 15, 2002. The terms of conversion of the Original Note were changed to reflect the conversion terms of the new $500 Bridge Note issued to NeoMed as described above and the maturity date was extended to July 30, 2002. This Bridge Note is currently in arrears. NeoMed also received an additional 560,000 Bridge Warrants and will be entitled to receive Private Warrants on the same terms as those described above. We utilized these debt proceeds for working capital purposes during the six months ended June 30, 2002.

     As of August 1, 2002, we are in default on the Bridge Notes and are working with the holders to remedy the default. Management is currently discussing default resolutions with holders of notes in default.

     During the six months ended June 30, 2002, we made principal payments to Monsun AS and Schwarz, Cooper, Greenberger and Krauss totaling $150.

     We issued the notes and warrants pursuant to exemptions under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Molecular Diagnostics held its Annual Meeting of Stockholders on Friday, May 31, 2002 and adjourned it until June 21, 2002 in order to allow sufficient time for stockholders to vote on our proposals. Each holder of common stock was entitled to one vote per share of common stock for the election of directors as well as on all other matters. Each holder of Series E convertible preferred stock was entitled to vote on any matter in which the holders of common stock were entitled to vote. When voting with the holders of common stock as a single class, each holder of Series E convertible preferred stock was entitled to one vote for each share of common stock into which such holders' preferred stock was convertible on the record date. Each holder of all other series of convertible preferred stock was entitled to one vote per share of preferred stock for proposal number two. The tabulation of final stockholder votes at the June 21, 2002 Annual Meeting for each proposal presented was as follows:

PROPOSAL #1:  ELECTION OF DIRECTORS:

                                                              (COMMON STOCK AND SERIES E
                                                             CONVERTIBLE PREFERRED STOCK)
                                                             -----------------------------
NOMINEE                                                       IN FAVOR           WITHHELD
-------                                                      -----------         ---------
John Abeles................................................  30,148,985            73,339
Peter Gombrich.............................................  30,140,951            81,373
Alexander Milley...........................................  30,151,615            70,709
Robert Shaw................................................  30,151,615            70,709
Denis O'Donnell............................................  29,780,808           441,516

PROPOSAL #2: AMENDMENT TO THE CORPORATION'S CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK (FROM 50,000,000 TO 100,000,000 SHARES) AND PREFERRED STOCK (FROM 5,000,000 TO 10,000,000):

                                                         IN FAVOR    AGAINST   WITHHELD
                                                        ----------   -------   --------
Class I (Common Stock)................................  14,318,131   429,454   109,790
Class II (Preferred Stock -- all series)..............   3,191,060     2,118        40
Class III (Common Stock and Preferred Stock)..........  17,509,191   431,572   109,830

PROPOSAL #3: AMENDMENT TO THE CORPORATION'S 1999 EQUITY INCENTIVE PLAN TO INCREASE BY 2,500,000 THE SHARES OF COMMON STOCK THAT MAY BE ISSUED UNDER THE
PLAN:

(COMMON STOCK AND SERIES E CONVERTIBLE PREFERRED STOCK)
-------------------------------------------------------
     IN FAVOR            AGAINST           WITHHELD
------------------   ---------------   ----------------
    22,816,861           564,596            156,280

PROPOSAL #4:  RATIFICATION OF INDEPENDENT ACCOUNTANTS, ERNST & YOUNG:

(COMMON STOCK AND SERIES E CONVERTIBLE PREFERRED STOCK)
-------------------------------------------------------
     IN FAVOR            AGAINST           WITHHELD
------------------   ---------------   ----------------
    30,170,815            27,878            23,631

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     See Exhibit Index

     (b) Reports on Form 8-K

     MDI filed a Current Report on Form 8-K dated June 10, 2002 reporting, under
Item 5, the appointments of Stephen G. Wasko, as President and Chief Operating Officer, and Michael A. Brodeur, as Interim Chief Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOLECULAR DIAGNOSTICS, INC.

                                                 /s/ PETER P. GOMBRICH
                                          --------------------------------------
                                                    PETER P. GOMBRICH
                                                  Chairman of the Board
                                                 Chief Executive Officer

                                                /s/ MICHAEL A. BRODEUR
                                          --------------------------------------
                                                    Michael A. Brodeur
                                                 Chief Financial Officer
                                               Principal Accounting Officer

Date: August 14, 2002

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Bell National Corporation Plan of Reorganization (Annex I).
          (Incorporated herein by reference to Item 1 of the Bell
          National Corporation Annual Report on Form 10-K for the
          period from August 20, 1985 to December 31, 1985 and for the years ended December 31, 1986 and 1987.)*
 2.2      Exchange Agreement dated December 4, 1998 among the Company,
          InPath, and the InPath Members. (Incorporated herein by
          reference to Appendix A to the Bell National Corporation
          Definitive Proxy Statement on Schedule 14A, filed on April
          30, 1999.)*
 2.3      Agreement and Plan of Merger of Bell National Corporation
          and the Company. (Incorporated herein by reference to
          Appendix C to the Bell National Corporation Definitive Proxy
          Statement on Schedule 14A, filed on April 30, 1999.)*
 2.4      Agreement and Plan of Merger by and among AccuMed
          International, Inc., AccuMed Acquisition Corp. and Ampersand
          Medical Corporation, dated as of February 7, 2001.
          (Incorporated herein by reference to Appendix I to
          Registration Statement No. 333-61666.)
 2.5      Amendment No. 1, dated May 14, 2001 to the Agreement and
          Plan of Merger by and among AccuMed International, Inc.,
          AccuMed Acquisition Corp. and Ampersand Medical Corporation,
          dated February 7, 2001. (Incorporated herein by reference to
          Appendix I to Registration Statement No. 333-61666.)
 3.1      Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 of the Bell National Corporation
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1988.)*
 3.2      Bylaws of Bell National Corporation. (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1989.)*
 3.3      Certificate of Incorporation of the Company as amended.
          (Incorporated herein by reference to Appendix D to the Bell
          National Corporation Definitive Proxy Statement on Schedule
          14A, filed on April 30, 1999.)*
 3.4      By-laws of the Company. (Incorporated herein by reference to
          Appendix E to the Bell National Corporation Definitive Proxy
          Statement on Schedule 14A, filed on April 30, 1999.)*
 3.5      Certificate of Designation, Preferences and Rights of Series
          A Convertible Preferred Stock of Ampersand Medical
          Corporation. (Incorporated herein by reference to Exhibit
          3.5 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)
 3.6      Certificate of Designation, Preferences and Rights of Series
          B Convertible Preferred Stock of Ampersand Medical
          Corporation. (Incorporated herein by reference to Exhibit
          3.6 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)
 3.7      Certificate of Incorporation of Molecular Diagnostics, Inc.,
          as amended. (Incorporated herein by reference to the
          Company's Current Report on Form 8-K dated September 26,
          2001.)
 3.8      Section 6 of Article VII of the By-laws of the Company as
          amended. (Incorporated herein by reference to Exhibit 3.3 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
 3.9      Certificate of Designation, Preferences and Rights of Series
          C Convertible Preferred Stock of Molecular Diagnostics, Inc.
          (Incorporated herein by reference to Exhibit 3.4 to the
          Company's S-2 Registration Statement, File, No. 333083578
          filed February 28, 2002)
 3.10     Certificate of Amendment of Certificate of Designation,
          Preferences and Rights of Series C Convertible Preferred
          Stock. (Incorporated herein by reference to Exhibit 3.5 to the Company's S-2 Registration Statement, File, No.
          333083578 filed February 28, 2002)
 3.11     Certificate of Amendment of Amended Certificate of
          Designation, Preferences and Rights of Series C Convertible
          Preferred Stock. (Incorporated herein by reference to
          Exhibit 3.6 to the Company's S-2 Registration Statement,
          File, No. 333083578 filed February 28, 2002)
 3.12     Certificate of Designation, Preferences and Rights of Series
          D Convertible Preferred Stock. (Incorporated herein by
          reference to Exhibit 3.7 to the Company's S-2 Registration
          Statement, File, No. 333083578 filed February 28, 2002)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.13     Certificate of Designation, Preferences and Rights of Series
          E Convertible Preferred Stock. (Incorporated herein by
          reference to Exhibit 3.8 to the Company's S-2 Registration
          Statement, File, No. 333083578 filed February 28, 2002)
 4.1      Form of Common Stock Purchase Warrant, as executed by Bell
          National Corporation on December 4, 1998 with respect to
          each of Mr. Gombrich, Theodore L. Koenig, William J. Ritger,
          Fred H. Pearson, Walter Herbst, AccuMed International, Inc.,
          Northlea Partners Ltd., and Monroe Investments, Inc.
          (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)*
 4.2      Stockholders Agreement dated December 4, 1998 among the
          Company, Winchester National, Inc., the InPath Members, and
          Mr. Milley, Mr. Shaw, Cadmus, and MMI (collectively, the
          "Claimants"). (Incorporated herein by reference to Exhibit 2 to the Schedule 13D filed jointly by the InPath Members on
          December 14, 1998.)*
 4.3      Form of Common Stock Purchase Warrant issued to Holleb &
          Coff on July 4, 1999 representing the right to purchase
          250,000 shares of Common Stock of the Company in connection with legal services rendered. (Incorporated herein by
          reference to Exhibit 4.3 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
 4.4      Form of Common Stock Purchase Warrant issued to The Research
          Works on October 11, 1999 representing the right to purchase
          70,000 shares of Common Stock of the Company in connection with the preparation of an investment research report.
          (Incorporated herein by reference to Exhibit 4.4 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1999.)*
 4.5      Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 10, 1999 representing the right to purchase 50,000 shares of Common Stock of the Company as
          additional consideration for a 12% Convertible Promissory
          Note issued on the same date. (Incorporated herein by
          reference to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1999.)*
 4.6      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 96,250 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.6 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.7      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 75,759 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.7 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.8      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 121,313 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.8 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.9      Form of Common Stock Purchase Warrant issued to Richard
          Doermer on January 3, 2000 representing the right to
          purchase 94,697 shares of Common Stock of the Company in
          connection with financial advisory services rendered.
          (Incorporated by reference to Exhibit 4.9 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.10     Form of Common Stock Purchase Warrant issued to William J.
          Ritger on May 24, 2000 representing the right to purchase
          531,614 shares of Common Stock of the Company in connection with financial advisory services rendered. (Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.11     Form of Common Stock Purchase Warrant issued to Denis M.
          O'Donnell on May 24, 2000 representing the right to purchase
          784,901 shares of Common Stock of the Company in connection with financial advisory services rendered. (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.12     Form of Common Stock Purchase Warrant issued to Prospektiva,
          SA on May 23, 2000 representing the right to purchase 48,333 shares of Common Stock of the Company in connection with
          financial advisory services rendered. (Incorporated by
          reference to Exhibit 4.12 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.13     Form of Common Stock Purchase Warrant issued to Dr. Bruce
          Patterson, on September 12, 2000 representing the right to purchase 150,000 shares of Common Stock of the Company as
          additional consideration for the achievement of product
          development milestones under a License and Development
          Agreement for Specific Medical Technology for the Detection
          of Oncogenic HPV Virus. (Incorporated by reference to
          Exhibit 4.13 to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000.)*
 4.14     Form of Common Stock Purchase Warrant issued to Dr. Bruce
          Patterson, on September 12, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company as
          consideration for an Addendum to a License and Development
          Agreement for Specific Medical Technology for the Detection
          of Oncogenic HPV Virus. (Incorporated by reference to
          Exhibit 4.14 to the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 2000.)*
 4.15     Form of Common Stock Purchase Warrant issued to Osprey
          Partners, on November 22, 2000 representing the right to
          purchase 100,000 shares of Common Stock of the Company in
          connection with financial advisory services to be rendered over twelve months. (Incorporated by reference to Exhibit
          4.15 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
 4.16     Form of Common Stock Purchase Warrant issued to Univest
          Management, Inc. on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock of the Company in connection with financial advisory services to be rendered over twelve months. (Incorporated by reference to Exhibit
          4.16 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
 4.17     Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 1, 2000 representing the right to
          purchase 50,000 shares of Common Stock of the Company as
          additional consideration for a 12% Promissory Note issued on
          December 4, 2000. (Incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
 4.18     Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on December 8, 2000 representing the right to
          purchase 1,000,000 shares of Common Stock of the Company as additional consideration for a 15% Promissory Note issued on
          December 11, 2000 in connection with the proposed
          acquisition of AccuMed International, Inc. by the Company.
          (Incorporated by reference to Exhibit 4.18 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.19     Form of Common Stock Purchase Warrant issued to Azimuth
          Corporation on February 7, 2001 representing the right to
          purchase 1,000,000 shares of Common Stock of the Company as additional consideration for two 15% Promissory notes issued on February 1, 2001 and February 7, 2001 in connection with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
 4.20     Common Stock Purchase Warrant issued to Azimuth Corporation on August 6, 2001 representing the right to purchase 250,000 shares of common stock of the Company as additional
          consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.24 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)
 4.21     Common Stock Purchase Warrant issued to Cadmus Corporation on August 6, 2001 representing the right to purchase 250,000 shares of common stock of the Company as additional
          consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.23 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.22     Common Stock Purchase Warrant issued to Northlea Partners,
          Ltd. on August 6, 2001 representing the right to purchase
          62,500 shares of common stock of the Company as additional consideration for a 15% promissory note. (Incorporated by
          reference to Exhibit 4.27 to the Company's S-4 Registration
          Statement File No. 333-61666 filed August 24, 2001.)
 4.23     Common Stock Purchase Warrant issued to Azimuth Corporation on July 26, 2001 representing the right to purchase 500,000 shares of common stock of the Company as consideration of
          Azimuth's waiver of the conversion feature of its $500,000 convertible promissory note issued September 22, 2000.
          (Incorporated by reference to Exhibit 4.25 to the Company's
          S-4 Registration Statement File No. 333-61666 filed August
          24, 2001.)
 4.24     Common Stock Purchase Warrant issued to Azimuth Corporation on August 17, 2001 representing the right to purchase 25,000 shares of common stock of the Company. (Incorporated by
          reference to Exhibit 4.26 to the Company's S-4 Registration
          Statement File No. 333-61666, filed August 24, 2001.)
 4.25     Common Stock Purchase Warrant issued to Tucker Anthony
          Incorporated on July 10, 2001 representing the right to
          purchase 150,000 shares of common stock of the Company.
          (Incorporated by reference to Exhibit 4.28 to the Company's
          S-2 Registration Statement, File No. 333-83578 filed
          February 28, 2002).
 4.26     Common Stock Purchase Warrant issued to Ventana Medical
          Systems, Inc. on November 2, 2001 representing the right to purchase 1,750,000 shares of common stock of the Company.
          (Incorporated by reference to Exhibit 4.29 to the Company's
          S-2 Registration Statement, File No. 333-83578 filed
          February 28, 2002).
 4.27     Form of Confidential $5,000,000 Common Stock Private
          Offering Memorandum dated January 2000. (Incorporated by
          reference to Exhibit 4.20 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.28     Form of Confidential $5,000,000 Series B Convertible
          Preferred Stock Private Offering memorandum dated November
          2000 and amended January 30, 2001. (Incorporated by
          reference to Exhibit 4.21 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
 4.29     Amendment No. 1 to Stockholders Agreement dated July 25,
          2000 among the Company, the InPath Members, Mr. Milley, Mr.
          Shaw, MMI, Cadmus Corporation, and Winchester National, Inc.
          (Incorporated by reference to Exhibit 4.22 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
 4.30     Common Stock Purchase Warrant issued to Schwartz, Cooper,
          Greenberger & Krauss, Chartered on February 13, 2002
          representing the right to purchase 750,000 shares of common stock. (Incorporated by reference to Exhibit 4.30 to the
          Company's S-2 Registration Statement, File No. 333-83578
          filed June 28, 2002.)
 4.31     Common Stock Purchase Warrant issued to Monsun AS on April
          1, 2002 representing the right to purchase 200,000 shares of common stock. (Incorporated by reference to Exhibit 4.31 to the Company's S-2 Registration Statement, File No. 333-83578
          filed June 28, 2002.)
 4.32     Form of Common Stock Purchase Warrant issued to Cell
          Solutions, LLC on October 11, 2001 representing the right to purchase 172,120 shares of common stock. (Incorporated by
          reference to Exhibit 4.32 to the Company's S-2 Registration
          Statement, File No. 333-83578 filed June 28, 2002.)
 4.33     Form of Common Stock Purchase Warrant issued in connection with the Bridge Financing in June 2002. (Incorporated by
          reference to Exhibit 4.33 to the Company's S-2 Registration
          Statement, File No. 333-83578 filed June 28, 2002.)
10.1      Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Raymond O'S. Kelly.
          (Incorporated herein by reference to Exhibit 10.5 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
10.2      Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Nicholas E. Toussaint.
          (Incorporated herein by reference to Exhibit 10.7 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.3      Stock Appreciation Rights Agreement dated as of November 20,
          1989 between the Company and Nicholas E. Toussaint.
          (Incorporated herein by reference to Exhibit 10.7 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1989.)*
10.4      SAR Agreement Extension dated November 15, 1995 between the
          Company and Raymond O'S. Kelly. (Incorporated herein by
          reference to Exhibit 10.20 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1995.)*
10.5      SAR Agreement Extension dated November 15, 1995 between the
          Company and Nicholas E. Toussaint. (Incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1995.)*
10.6      Employment Agreement dated May 1, 1998 between Mr. Gombrich and InPath, LLC, as amended on December 4, 1998.
          (Incorporated herein by reference to Exhibit 10.6 of the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 1998.)*
10.7      Claims Agreement dated December 4, 1998 among the Company, the Claimants, and Liberty Associates Limited Partnership.
          (Incorporated herein by reference to Exhibit 4 to the
          Schedule 13D filed jointly by the InPath Members on December
          14, 1998.)*
10.8      Ampersand Medical Corporation Equity Incentive Plan
          established as of June 1, 1999. (Incorporated herein by
          reference to Appendix F to the Bell National Corporation
          Definitive Proxy Statement on Schedule 14A, as filed on
          April 30, 1999.)*
10.9      Ampersand Medical Corporation Employee Stock Purchase Plan.
          (Incorporated herein by reference to Appendix G to the Bell
          National Corporation Definitive Proxy statement on Schedule
          14A, as filed on April 30, 1999.)*
10.10     Form of Promissory Note issued in connection with the Bridge
          Financing in June 2002. (Incorporated by reference to
          Exhibit 10.10 to the Company's S-2 Registration Statement,
          File No. 333-83578 filed June 28, 2002.)
10.11     Lease Agreement between the Company and O.P., L.L.C. dated
          September 1, 1999 pertaining to the premises located at
          suite 305, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to Exhibit 10.12 of the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1999.)*
10.12     Amendment to Lease Agreement between the Company and O.P.,
          L.L.C. dated November 1, 1999 pertaining to the premises at suite 300, 414 N. Orleans, Chicago, IL 60610. (Incorporated herein by reference to Exhibit 10.13 of the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1999.)*
10.13     Form of Note purchase agreements dated between March 1, 1999 and June 29, 1999 between the Company and several
          purchasers. (Incorporated herein by reference to Exhibit
          10.14 of the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1999.)*
10.14     Form of 6% Convertible Subordinated Note Due 2000, dated
          between March 1, 1999 and June 29, 1999 issued by the
          Company to several purchasers. (Incorporated herein by
          reference to Exhibit 10.15 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
10.15     Schedule of purchasers of 6% Convertible Notes Due 2000,
          including dates and amount purchased. (Incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)*
10.16     Form of Senior Convertible Promissory Note issued to Azimuth
          Corporation on December 10, 1999. (Incorporated herein by
          reference to Exhibit 10.17 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
10.17     Form of Restricted Stock Award of 50,000 shares of Common
          Stock issued to David A. Fishman, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting
          Agreement dated June 1, 1999. (Incorporated herein by
          reference to Exhibit 10.18 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.18     Form of Restricted Stock award of 50,000 shares of Common
          Stock issued to Arthur L. Herbst, M.D., on August 10, 1999 as additional compensation under a 36 month Consulting
          Agreement dated July 1, 1999. (Incorporated herein by
          reference to Exhibit 10.19 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.)*
10.19     Form of $2,000,000 note received from Seaside Partners, L.P.
          on April 28, 2000. (Incorporated by reference to Exhibit
          10.20 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.)*
10.20     Form of $300,000 note received from AccuMed International,
          Inc. on September 22, 2000 in conjunction with the proposed acquisition of AccuMed by the Company. (Incorporated by
          reference to Exhibit 10.21 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
10.21     Form of $500,000 Convertible Promissory Note issued to
          Azimuth Corporation on September 22, 2000 in connection with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
10.22     Form of $500,000 Convertible Promissory Note issued to
          Monsun, AS on November 1, 2000. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.23     Form of $200,000 Promissory Note issued to Azimuth
          Corporation on December 4, 2000. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.24     Form of $100,000 Promissory Note issued to Azimuth
          Corporation on December 11, 2000 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.25 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
10.25     Amendment to Patent and Technology License Agreement dated
          June 9, 2000 by and between Ampersand Medical Corporation,
          AccuMed International, Inc. and InPath, L.L.C. (Incorporated
          by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
10.26     License and Development Agreement for Specific Medical
          Technology for the Detection of Oncogenic HPV Virus dated
          June 23, 2000, by and between Invirion, Dr. Bruce Patterson, and Ampersand Medical Corporation. (Incorporated by
          reference to Exhibit 10.27 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
10.27     First Addendum to License and Development Agreement for
          Specific Medical Technology for the Detection of Oncogenic
          HPV Virus dated September 12, 2000, by and between Invirion,
          Dr. Bruce Patterson and Ampersand Medical Corporation.
          (Incorporated by reference to Exhibit 10.28 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
10.28     Second Addendum to License and Development Agreement for
          Specific Medical Technology for the Detection of Oncogenic
          HPV Virus dated January 12, 2001, by and between Invirion,
          Dr. Bruce Patterson and Ampersand Medical Corporation.
          (Incorporated by reference to Exhibit 10.29 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 2000.)*
10.29     Form of $25,000 Promissory Note issued to Azimuth
          Corporation on February 1, 2001 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.30 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*
10.30     Form of $470,000 Promissory Note issued to Azimuth
          Corporation on February 7, 2001 in conjunction with the
          proposed acquisition of AccuMed International, Inc. by the
          Company. (Incorporated by reference to Exhibit 10.31 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended December 31, 2000.)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.31     Lease Agreement between the Company and O.P., L.L.C date May
          18, 2000, pertaining to premises located at 414 N. Orleans,
          Suite 510, Chicago, Illinois 60610. (Incorporated by
          reference to Exhibit 10.32 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000.)*
10.32     First Amendment to Lease Agreement between the Company and
          O.P., L.L.C. dated February 13, 2001, pertaining to
          additional premises at 414 N. Orleans, Suite 503, Chicago,
          Illinois 60610 and extending the term of the original lease until February 28, 2006. (Incorporated by reference to
          Exhibit 10.33 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.33     Form of Restricted Stock Award of 25,000 shares of Common
          Stock issued to Eric A Gombrich on May 1, 2000 as additional compensation under a 36 month Employment Agreement dated
          April 1 2000. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*
10.34     Form of Restricted Stock Award of 50,000 shares of Common
          Stock issued to Ralph M. Richart, M.D., on July 24, 2000 as additional compensation under a 36 month Consulting
          Agreement dated June 1, 2000. (Incorporated by reference to
          Exhibit 10.35 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)*
10.35     Form of Restricted Stock Award of 50,000 shares of Common
          Stock issued to J. Thomas Cox, M.D., on October 20, 2000 as additional compensation under a 36 month Consulting
          Agreement dated October 15, 2000. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000.)
10.36     Form of Voting Agreement between the Company and each of the officers and directors of AccuMed International, Inc.
          (Exhibit A to the Agreement and Plan of Merger included in
          Appendix I to the proxy statement-prospectus.)
10.37     $100,000 Promissory Note issued to Cadmus Corporation on
          July 26, 2001. (Incorporated by reference to Exhibit 10.39 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
10.38     $100,000 Promissory Note issued to Azimuth Corporation on
          August 6, 2001. (Incorporated by reference to Exhibit 10.40 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
10.39     $25,000 Promissory Note issued to Northlea Partners, Ltd. on
          August 6, 2001. (Incorporated by reference to Exhibit 10.41 to the Company's S-4 Registration Statement, File No.
          333-61666, filed August 24, 2001.)
10.40     $118,500 Promissory Note issued to Schwartz, Cooper,
          Greenberger & Krauss on February 13, 2002. (Incorporated by
          reference to Exhibit 10.40 to the Company's S-2 Registration
          Statement, File No. 333-83578 filed June 28, 2002.)
99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          for Peter Gombrich.
99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          for Michael Brodeur.

---------------

* SEC File NO. 0-935