Form 10-Q
period 2002-09-30
MOLECULAR DIAGNOSTICS INC
filed 2002-11-19
CIK 75439

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

           (MARK ONE)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                          COMMISSION FILE NUMBER 0-935

                                 ---------------


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

    Number of shares of common stock outstanding as of November 15, 2002

 COMMON STOCK, $0.001 PAR VALUE                                       29,654,862
            (Class)

================================================================================

                           MOLECULAR DIAGNOSTICS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2002
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

         PART I. -- FINANCIAL INFORMATION

           Item 1. Financial Statements (Unaudited)

                   a) Consolidated Balance Sheets -- September 30, 2002 and
                      December 31, 2001......................................  2

                   b) Consolidated Statements of Operations -- Nine
                      months and three months ended September 30,
                      2002 and September 30, 2001............................  3

                   c) Consolidated Statements of Cash Flows -- Nine months
                      ended September 30, 2002 and September 30, 2001........  4

                   d) Notes to Consolidated Financial Statements --
                      September 30, 2002.....................................  5

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 15

           Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk............................................... 19

           Item 4. Controls and Procedures................................... 20


         PART II. -- OTHER INFORMATION

           Item 1. Legal Proceedings......................................... 21

           Item 2. Changes in Securities and Use of Proceeds................. 21

           Item 3. Defaults upon Senior Securities........................... 22

           Item 4. Submission of Matters to Vote of Security Holders......... 22

           Item 5. Other Information......................................... 22

           Item 6. Exhibits and Reports on Form 8-K.......................... 22

         SIGNATURES.......................................................... 23

         EXHIBIT INDEX....................................................... 26

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MOLECULAR DIAGNOSTICS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    2002           2001
                                                                                -------------   ------------
                                                                                 (UNAUDITED)
                                                ASSETS
Current assets:
  Cash and cash equivalents ..................................................      $      2       $  1,025
  Accounts receivable, net allowance for doubtful accounts of $100
      and $4 at September 30, 2002 and December 31, 2001, respectively........           423            463
  Inventories ................................................................           514            533
  Refundable taxes ...........................................................            46            116
  Due (to) from officer ......................................................           (19)            50
  Prepaid expenses and other current assets ..................................           110            141
                                                                                    --------       --------
       Total current assets ..................................................         1,076          2,328
Fixed assets, net ............................................................           743            835
Other assets:
  License, patents, and technology, net of amortization ......................         7,686          8,180
  Goodwill ...................................................................           283            283
                                                                                    --------       --------
       Total assets ..........................................................      $  9,788       $ 11,626
                                                                                    ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ...........................................................      $  4,936       $  2,502
  Accrued payroll costs ......................................................         1,178            868
  Accrued expenses ...........................................................         1,639          1,175
  Deferred revenue ...........................................................           746            567
  Revolving line of credit ...................................................           129            177
  Lease obligation ...........................................................           169             87
  Notes payable-- related party ..............................................            90             65
  Notes payable ..............................................................         3,989          1,359
                                                                                    --------       --------
       Total current liabilities .............................................      $ 12,876       $  6,800
Lease obligation, less current portion .......................................           122            203
Deferred revenue .............................................................           135             --
                                                                                    --------       --------
       Total liabilities .....................................................        13,133          7,003
                                                                                    --------       --------
Stockholders' equity (deficit)
  Preferred stock, $0.001 par value; shares authorized -- 10,000,000;
     shares issued and outstanding -- 3,337,836 and 3,493,078, at
     September 30, 2002 and December 31, 2001 ................................        19,251         21,089
  Common stock, $0.001 par value; shares
     authorized-- 100,000,000; shares issued and
     outstanding-- 27,117,578 and 25,304,883 at September 30,
     2002 and December 31, 2001, respectively ................................            27             26
  Additional paid-in capital .................................................        16,244         12,212
  Common stock held in treasury, at cost (192,088 shares) ....................          (327)          (327)
  Deferred compensation ......................................................           (23)           (61)
  Accumulated deficit ........................................................       (38,384)       (28,289)
  Accumulated comprehensive loss--
     Cumulative translation adjustment .......................................          (133)           (27)
                                                                                    --------       --------
       Total stockholders' equity (deficit) ..................................        (3,807)         4,623
                                                                                    --------       --------
       Total liabilities and stockholders' equity ............................      $  9,788       $ 11,626
                                                                                    ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 NINE MONTHS ENDED SEPTEMBER 30,  THREE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------------------------------------
                                                     2002             2001             2002             2001
                                                ----------------  ---------------  --------------- ---------------
Net revenues ...............................    $      1,453      $       871     $        295     $        174
Operating expenses
  Cost of revenues .........................             644              596              162              109
  Research and development .................           3,402            2,765              867              827
  Selling, general, and administrative
     expenses ..............................           6,162            4,006            1,740            1,293
                                                ------------     ------------     ------------     ------------
     Total operating expenses ..............          10,208            7,367            2,769            2,229
                                                ------------     ------------     ------------     ------------
Operating loss .............................          (8,755)          (6,496)          (2,474)          (2,055)
Other income (expense):
  Interest expense-- related party .........             (16)            (330)              (7)            (104)
  Interest expense .........................          (1,447)            (196)            (575)             (77)
  Interest income, related party ...........              --               34               --               16
  Interest income ..........................              --               76               --               23
  Gain on litigation settlement ............             151               --               --               --
  Other, net ...............................              --                3               --               --
                                                ------------     ------------     ------------     ------------
     Total other income (expense) ..........          (1,312)            (413)            (582)            (142)
                                                ------------     ------------     ------------     ------------
Loss before income taxes ...................    $    (10,067)    $     (6,909)    $     (3,056)    $     (2,197)
Income tax expense .........................              --               --               --               --
                                                ------------     ------------     ------------     ------------
Net loss ...................................    $    (10,067)    $     (6,909)    $     (3,056)    $     (2,197)
                                                ============     ============     ============     ============
Preferred stock dividend ...................            (996)            (359)            (582)            (147)
Deemed dividend upon issuance of convertible
  preferred stock ..........................              --           (1,933)              --               --
                                                ------------     ------------     ------------     ------------
Total dividends ............................            (996)          (2,292)            (582)            (147)
                                                ------------     ------------     ------------     ------------
Net loss available to common stockholders ..    $    (11,063)    $     (9,201)    $     (3,638)    $     (2,344)
                                                ============     ============     ============     ============
Basic and fully diluted net loss per common
  share ....................................    $      (0.43)    $      (0.30)    $      (0.14)    $      (0.07)
                                                ============     ============     ============     ============
Weighed average number of common shares
  outstanding ..............................      25,956,783       31,181,505       26,550,822       32,669,710
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

                           MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                       --------------------
                                                                         2002        2001
                                                                         ----        -----
                                                                            (UNAUDITED)
OPERATING ACTIVITIES:
  Net Loss .........................................................  $(10,067)    $ (6,909)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization of debt discount ..................................     1,162          368
    Depreciation and amortization ..................................       725          340
    Stock, warrants, and options issued to non-employees for
      Service ......................................................       677          666
    Compensation expense related to stock appreciation
      rights, stock options, and restricted stock ..................        87           (3)
    Expenses paid with common stock ................................        --           36
    Interest paid with common stock ................................       116           --
    Licensing fees recognized from Ventana contract ................      (298)          --
    Changes in assets and liabilities:
       Accounts receivables, net ...................................       124          195
       Inventories .................................................         4          168
       Refundable taxes ............................................        78            7
       Due from stockholder ........................................        69           --
       Prepaid expenses and other assets ...........................       (14)          66
       Prepaid royalties ...........................................        --           27
       Accounts payable ............................................     2,539        1,367
       Deposits ....................................................       (28)         (47)
       Deferred revenue ............................................       276          (88)
       Accrued expenses ............................................       829          482
                                                                      --------     --------
Net cash used in operating activities ..............................    (3,721)      (3,325)
INVESTING ACTIVITIES:
  Payments for acquisition .........................................        --       (2,319)
  Expenditures for licenses, patents and technology ................        (4)        (112)
  Capital purchase .................................................       (88)        (407)
                                                                      --------     --------
Net cash used in investing activities ..............................       (92)      (2,838)
FINANCING ACTIVITIES:
  Proceeds from issuance of convertible notes payable ..............     2,549          500
  Proceeds from issuance of senior debt note payable ...............       650           --
  Proceeds from issuance of notes payable, related party ...........        25          760
  Net proceeds from issuance of common stock .......................        --          407
  Net proceeds from issuance convertible preferred stock ...........        --        5,840
  Payment of notes payable .........................................      (290)          --
  Payment of notes payable, related party ..........................        --         (795)
  Payment of revolving line of credit, net .........................       (64)         (28)
  Deposit received for future purchase of stock ....................        --         (500)
                                                                      --------     --------
Net cash provided by financing activities ..........................     2,870        6,184
                                                                      --------     --------
Effect of exchange rate changes on cash and cash equivalents........       (80)           8
                                                                      --------     --------
Net increase (decrease) in cash and cash equivalents ...............    (1,023)          29
Cash and cash equivalents at beginning of period ...................     1,025           13
                                                                      --------     --------
Cash and cash equivalents at end of period .........................  $      2     $     42
                                                                      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest .......................................................  $     19     $      8
  Non-cash transaction during the period:
    Deferred financing costs .......................................  $     --     $    215
    Preferred stock converted into common stock ....................  $    613     $     --


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

    On September 17, 2001, we completed the acquisition of AccuMed International, Inc. ("AccuMed") whereby AccuMed was merged into one of our wholly-owned subsidiaries. The value of the transaction was approximately $14,178. Accordingly, the consolidated financial statements presented hereunder include the operations of InPath from March 16, 1998 (inception), the operations of Molecular Diagnostics (including its predecessors Bell National and Ampersand) from December 4, 1998 and the operations of AccuMed from September 17, 2001.

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

NOTE 2.  BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as

                           MOLECULAR DIAGNOSTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of and for the periods indicated. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any other period. The consolidated financial statements include Molecular Diagnostics and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

    These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in our 2001 Annual Report on Form 10-K/A.

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

    The value of the transaction was approximately $14,178 and was determined based on the market price of our common stock over the period of a few days before and after February 7, 2001, the date the merger was agreed to and announced. The acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the excess of the purchase price over the fair value of identifiable assets (including identifiable intangible assets) was allocated to goodwill and other intangible assets. The consolidated financial statements include the operating results of the business from the respective date of acquisition. Acquired technology license agreements are being amortized over the remaining life of the respective agreements which is seventeen years for our license agreement and two years for the Dianon license agreement.

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

                           MOLECULAR DIAGNOSTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Pro forma results for the nine and three months ended September 30:

                                                                                                 PRO FORMA
                                                                   ---------------------------------------------
                                                                   ----------------------- ---------------------
                                                                         NINE MONTHS            THREE MONTHS
                                                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                   ----------------------  ---------------------
                                                                      2002        2001        2002        2001
                                                                   ----------  ----------  ----------  ---------

                 Revenues......................................    $   1,453   $   1,678   $     295   $     321

                 Net loss available to common stockholders.....      (11,005)    (10,557)     (3,580)     (2,677)

                 Basic and fully diluted net loss per share....    $   (0.42)  $   (0.31)  $   (0.13)  $   (0.08)


NOTE 5.  NOTE RECEIVABLE (PAYABLE) -- RELATED PARTY

    A note receivable (payable), due from an officer of MDI was outstanding for approximately ($19) and $50 at September 30, 2002 and December 31, 2001, respectively. The note is not interest bearing, and is payable on demand.

NOTE 6.  LICENSES, PATENTS, AND TECHNOLOGY

    Licenses, patents, and technology include the following at September 30, 2002:

                    Licenses..................................................               $  1,027

                    Patent costs..............................................                    133

                    MDI Technology Agreement..................................                  7,230

                    Dianon Technology Agreement...............................                    260
                                                                                             --------

                    Subtotal..................................................                  8,650

                    Less accumulated amortization.............................                   (964)
                                                                                             --------

                      Total...................................................               $  7,686
                                                                                             ========

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

    Our definite lived intangible assets of $8,650, net of accumulated amortization of $964, continue to be amortized over their useful lives.

                           MOLECULAR DIAGNOSTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Amortization expense for intangible assets during the three and nine months ended September 30, 2002 was $164 and $328, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:


                                                           ESTIMATED
                                                         AMORTIZATION
                                                            EXPENSE
                                                         ------------
 2002 (remainder)........................................... $  164

 2003....................................................... $  612

 2004....................................................... $  526

 2005....................................................... $  526

 2006....................................................... $  526

 2007....................................................... $  526



NOTE 7.  ACCRUED PAYROLL TAXES

    We are delinquent in paying federal and state 2000 and 2001 employee and employer payroll taxes. Employee and employer payroll taxes have been paid for the nine months ended September 30, 2002. As of September 30, 2002, we owed $632 in past-due payroll taxes, including $206 in estimated statutory penalties and interest. We have retained legal representation who is working with the Internal Revenue Service to attempt to reach an agreement on the total due, settlement term and basis for payment. At this time, we believe it is not possible to determine the impact, if any, upon our financial condition. Past-due payroll taxes, assessed penalties and interest were included in accrued payroll costs in the September 30, 2002 and December 31, 2001 consolidated balance sheets. We are also delinquent in filing federal and state income tax returns for 1999 and 2000, and we are actively attempting to remedy this matter.

NOTE 8.  NOTES PAYABLE -- RELATED PARTIES

    Debt from related parties at September 30, 2002 consists of:

                                                                        2002
                                                                        ----
Northlea Partners, Ltd., $25 Promissory Note issued August
  6, 2001; interest rate 15% per annum; matures September
  22, 2001; note in default; interest rate increases to 18%
  per annum upon default.............................................  $  25

Northlea Partners, Ltd., $15 Convertible Promissory Note
  issued September 20, 2001; interest rate 9% per annum;
  matures December 18, 2001; note in arrears.........................     15

Northlea Partners, Ltd., $25 Bridge Note issued May 28,
  2002; interest rate 7% per annum, matures December 31, 2002;
  25,000 warrants at an exercise price of $0.25......................     25

Robert Shaw, $25 Convertible Promissory Note issued September 20,
  2001; interest rate 9% per annual; matures  December 18, 2001;
  note in arrears....................................................     25
                                                                       -----
                                                                       $  90
                                                                       =====

    It was not practicable to estimate the fair values of amounts due to/from an affiliate as timing of future cash flows is uncertain and/or the debtors' ability to borrow with similar terms from an unrelated party cannot be determined.

                           MOLECULAR DIAGNOSTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  DEFAULTS ON NOTES FROM RELATED PARTIES

    All related party notes that are in default, have no default remedies in the note agreements. We are currently discussing default resolutions with holders of these default notes.

NOTE 9.  NOTES PAYABLE

    Notes payable at September 30, 2002 consists of:

                                                                                         2002
                                                                                         ----
 Monsun, AS, $500 Promissory Note issued November 1, 2000; interest rate 15%
   per annum; beneficial conversion feature valued at $125; extension of maturity date for issuance of 100,000 warrants at an exercise price of
   $0.60 per share and 200,000 warrants at $0.30 per share; matures July 31,
   2002; note in default ...........................................................  $   532

NeoMed Innovations III, $500 Promissory Note issued May 15,
   2001; interest rate 7% per annum, matures December 31, 2002; 560,000
   warrants with an exercise price of $0.25 per share ..............................     500

 Xillix Technologies Corporation, $361 Promissory Note issued
   June 26, 1998; interest rate Canadian Prime plus 6% per
   annum, due on demand; represents debt of AccuMed International ..................       35

 Western Economic Diversification, $221 Promissory Note
   issued June 1989; no interest, due on demand ....................................      181

 Round Valley Capital, LLC, $650 Senior Debt Promissory Note issued August
   30, 2002; as amended, interest rate 36% per annum, issued 711,364 shares of common stock valued at $363 and a one-year warrant to purchase 681,818 shares of common stock for $0.20 per share with a value of $156, and paid
   $131 in loan origination fees, final payment is due November 25, 2002;
   note in default .................................................................      650

 Round Valley Capital, LLC, $650 Senior Debt Promissory Note debt discount comprised of $87 deferred loan fees, and $362, value of unamortized warrants
   and shares issued with Note......................................................     (549)

 Bridge Notes issued for $2,600 between March 19, 2002 and
   June 28, 2002; interest rate of 7% per annum, matures
   December 31, 2002; 2,600,000 warrants at an exercise price of $0.25 .............    2,600

 Trek Diagnostic Systems, Inc. $40 promissory note issued
   July 31, 2002; non-interest bearing; matures December 1, 2002 ...................       40
                                                                                      -------
.....................................................................................  $ 3,989
                                                                                      =======

    It was not practicable to estimate the fair values of Notes Payable as timing of future cash flows is uncertain and/or the debtors' ability to borrow with similar terms cannot be determined.

    From March 19, 2002 through June 28, 2002, we received cash of $2,625 from over 25 separate investors and issued new convertible promissory notes ("Bridge Notes") and 2,625,000 warrants ("Bridge Warrants"). The Bridge Notes bear interest at 7% per annum and matured on July 30, 2002. The Bridge Notes are convertible at any time at the option of the holder or automatically when we receive an equity infusion of at least $7,000. The conversion price of the Bridge Notes is equal to a 25% discount to the market price of the common stock at the date of conversion, but will not be less than $0.50 per share nor greater than $1.00 per share. Each of the Bridge Warrants is exercisable into one share of common stock at an exercise price of $0.65 per share for a period of five years. Upon conversion, the Bridge Notes holder will be entitled to receive an additional number of warrants ("Private Warrants") equal to 25% of the number of common shares issued in conversion of the Bridge Notes. These Private Warrants will be exercisable into one share of our common stock at a price equal to 150% of the conversion price of the Bridge Notes. In August 2002, the Bridge Notes were amended to extend the maturity date to December 31, 2002 and to eliminate the $0.50 per share floor conversion price. The Bridge Warrants were also amended to reduce the exercise price to $0.25 per share.

                           MOLECULAR DIAGNOSTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Using the effective interest method, we determined the fair value of the Bridge Warrants issued to be $112 as of September 30, 2002. Of this amount, $37 was charged to interest expense during the quarter ended September 30, 2002. The value of the beneficial conversion feature of total Bridge Notes was determined to be $1,042 at September 30, 2002 based on a closing price of our common stock of $0.39. This beneficial conversion feature was accounted for as debt discount. Interest expense of $378 was recorded during the quarter ended September 30, 2002 for accretion of this debt discount. As the conversion terms of these notes are not fixed at September 30, 2002 the ultimate amount of the debt discount will vary based on the market price of common stock. Changes in the underlying value of this beneficial conversion feature will be recorded in future periods.

    On August 30, 2002, we issued a $650 promissory note to Round Valley Capital, LLC ("RVC"). The face value of the note includes $175 in unearned interest. The note bears interest at the annual rate of 36%, requires monthly interest payments and matures June 1, 2003. The promissory note is senior to all other borrowings and trade payables and is secured by all the tangible and intangible assets of MDI. The note is also secured by a personal guarantee of our Chief Executive Officer, and is collateralized by his personal residences. We also issued 5,750,000 shares of common stock to RVC to be held as collateral for the transaction. The proceeds from this transaction are net of fees totaling $131 and will be amortized over the term of the loan. The deferred loan fee balance of $87 at September 30, 2002 is reported as a reduction to notes payable. We also issued to RVC 711,364 shares of common stock and a warrant to purchase 681,818 shares of common stock for $0.20 per share as additional loan fees. The warrant was exercisable when the loan was funded and expires September 2003. In lieu of additional cash fees requested by RVC, the exercise price of the warrant is discounted from the current market price of our common stock. The warrant is valued at $156 using the Black-Scholes valuation model. The 711,364 shares of common stock are valued at $363 based on the $0.51 per share closing price of the common stock on the transaction date. The September 30, 2002 unamortized value of the warrants and stock is $462 and is reported on the balance sheet as a reduction to notes payable. The payment terms require a $19 payment on the first of each month commencing October 2002 and ending May 2003, with a final payment of $669 due on June 1, 2003. We did not pay the October 1, 2002 interest payment and are in default on the note. Through November 14, 2002, we paid $350 principal on the note, $60 in interest payments, $16 in legal fees, and $12 in late fees. Due to the default status of the note, RVC has amended the note terms to require $53 in additional late fees and accelerated the note maturity date to November 25, 2002. The note will remain in default until all payments are received by RVC.

    On July 31, 2002, MDI reached a settlement with Trek Diagnostic Systems, Inc. ("Trek") with respect to Trek's allegations of certain breaches of representations and warranties made in connection with the sale of a division of AccuMed to Trek in November 1998. Under the terms of the settlement, MDI issued Trek a promissory note in which it agreed to pay Trek $80 in two equal installments, the first installment of $40 due September 1, 2002 and the second installment of $40 due December 1, 2002. In consideration of MDI's promissory note, Trek agreed to release MDI and its affiliates from any claims Trek may have against the parties relating to and arising out of the sale of the business division by AccuMed. The first $40 installment was paid August 30, 2002.

   DEFAULTS ON NOTES PAYABLE

    All notes that are in default have no default remedies in the note agreements with the exception of the note to RVC as described above. We are currently discussing default resolutions with those holders of notes in default. In August 2002 the Bridge Notes were amended to extend the maturity date to December 31, 2002.

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

                           MOLECULAR DIAGNOSTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Fully-diluted shares of common stock are calculated by assuming MDI's warrants, stock appreciation rights and employee stock options to purchase common stock, convertible notes payable and convertible preferred stock have been converted and exchanged for MDI's common stock. MDI's basic and fully-diluted common stock for the period ended September 30, 2002 are summarized below:

                                                                                              FULLY-DILUTED
     INSTRUMENT                                                                BASIC COMMON       COMMON
     ----------                                                               --------------  -------------
     Common stock.........................................................        27,117,578     27,117,578
     Warrants, options, SARs and convertible notes........................                --     32,895,938
     Convertible preferred stock..........................................                --     27,977,950
                                                                              --------------  -------------
       TOTAL COMMON STOCK.................................................        27,117,578     87,991,465
                                                                              ==============  ==============

    Summary of MDI's preferred stock capital table as of September 30, 2002 is as follows:

                                                                                                SHARES ISSUED &
     OFFERING                                                               SHARES AUTHORIZED     OUTSTANDING
     --------                                                              ----------------------------------
     Series A convertible...................................................     590,197            118,093
     Series B convertible, 10% cumulative...................................   1,500,000          1,324,856
     Series C convertible, 10% cumulative...................................   1,666,666          1,285,499
     Series D convertible, 10% cumulative...................................     300,000            175,000
     Series E convertible, 10% cumulative...................................     800,000            434,388
                                                                              ----------         ----------
       TOTAL PREFERRED STOCK................................................   4,856,863          3,337,836
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

   SERIES B CONVERTIBLE PREFERRED STOCK

   Liquidation Value:           $4.00 per share
   Conversion Price:            $1.00 per share
   Conversion Rate:             4.00 -- Liquidation Value divided by
                                Conversion Price ($4.00/$1.00)
   Voting Rights:               None
   Dividends:                   10% -- Quarterly -- Commencing
                                September 30, 2001
   Conversion Period:           Any time
   Cumulative dividends in arrears at September 30, 2002 were $849

   SERIES C CONVERTIBLE PREFERRED STOCK

   Liquidation Value:           $3.00 per share
   Conversion Price:            $0.60 per share
   Conversion Rate:             5.00 -- Liquidation Value divided by
                                Conversion Price ($3.00/$0.60)
   Voting Rights:               None
   Dividends:                   10% -- Quarterly -- Commencing
                                September 30, 2002
   Conversion Period:           Any time
   Cumulative dividends in arrears at September 30, 2002 were $353

                           MOLECULAR DIAGNOSTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   SERIES D CONVERTIBLE PREFERRED STOCK

   Liquidation Value:           $10.00 per share
   Conversion Price:            $1.00 per share
   Conversion Rate:             10.00 -- Liquidation Value divided by
                                Conversion Price ($10.00/$1.00)
   Voting Rights:               None
   Dividends:                   10% -- Quarterly -- Commencing April 30, 2002
   Conversion Period:           After April 1, 2002
   Cumulative dividends in arrears at September 30, 2002 were $160

   SERIES E CONVERTIBLE PREFERRED STOCK

   Liquidation Value:           $22.00 per share
   Conversion Price:            $0.80 per share
   Conversion Rate:             27.50 -- Liquidation Value divided by
                                Conversion Price ($22.00/$0.80)
   Voting Rights:               Equal in all respects to holders of common
                                shares
   Dividends:                   10% -- Quarterly -- Commencing May 31, 2002
   Conversion Period:           After December 1, 2002
   Cumulative dividends in arrears at September 30, 2002 were $725

  ISSUANCE OF RESTRICTED SHARES FOR SERVICES

    Beginning in 1999, we have, at various times, issued restricted shares of common stock to non-employee consultants for services. Some of the shares issued were made for past services and their value was fixed. Other issuances were made as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these shares has not been determined as of September 30, 2002. Therefore the value of these shares will be based on the market value of the common stock at the end of each interim period until the measurement date is determined. A fair value of these shares of $39 and $152 was calculated using the Black-Scholes valuation model for September 30, 2002 and September 30, 2001, respectively. We recorded $31 as reduction of expense during the quarter ended September 30, 2002.


  ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

    Beginning in 1999, we have, at various times, granted options to purchase shares of our common stock to non-employee consultants. We issued the options as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these options has not been determined as of September 30, 2002. Therefore the value of these shares will be based on the market value of the common stock at the end of each interim period until the measurement date is determined. A fair value of $42 and $401 was calculated for these options at September 30, 2002 and September 30, 2001, respectively, using the Black-Scholes valuation model. This value is charged to expense over the term of the consulting agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the common stock at the end of each interim period. We recorded $57 as a reduction of expense and $2 as expense related to these options during the quarter ended September 30, 2002 and 2001, respectively.

  ISSUANCE OF WARRANTS FOR SERVICES

    During the first quarter 2002, we issued warrants to purchase 750,000 shares of common stock at $0.01 per share in exchange for services to a law firm. Using the Black-Scholes valuation model, the fair value of these warrants was calculated to be $675. In 2000 and 2001, we issued warrants to purchase common stock to non-employees as compensation for financial services. The warrants vest in equal amounts each month over the service period. We may terminate the agreements upon thirty days written notice, and any unvested warrants as of the date of termination would be cancelled. For those warrants where the measurement date has not been determined, fair values of $32 and $535 were calculated at September 30, 2002 and September 30, 2001, respectively, using the Black-Scholes valuation model. The amount of expense to be ultimately recognized will vary depending on the market value of the common stock at the end of each period. We recorded $31 as a reduction of expense and $107 as expense related to these warrants during the quarter ended September 30, 2002 and 2001, respectively.

                           MOLECULAR DIAGNOSTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  CELL SOLUTIONS INVESTMENT

    On October 11, 2001, we made a 30% investment in Cell Solutions, LLC. ("Cell Solutions"), a company formed for the purpose of developing and improving slide preparation systems. As consideration, we issued Cell Solutions five-year warrants to purchase 172,120 shares of common stock with an exercise price of $0.82. These warrants were valued using Black-Scholes and determined to have a value of $127 which was included as an investment at December 31, 2001. We also determined the fair value of the investment to be impaired at December 31, 2001 and consequently the investment was written down to zero as a result of the uncertainty of future benefit or revenue stream. We are contractually committed to issue a total of 1,549,086 additional warrants with the same terms based upon delivery of certain products by Cell Solutions. As of September 30, 2002, Cell Solutions had not delivered these products and we were not bound to issue additional warrants.


  STOCK APPRECIATION RIGHTS

    At September 30, 2002 and September 30, 2001, we had 450,000 stock appreciation rights ("SARs") outstanding. Issued in 1989, these SARs have an exercise price of $0.30 and were deemed automatically exercised on November 20, 2001. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of common stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by us prior to the exercise date. In lieu of making cash payments, we may, and intend to, elect to issue shares of common stock on a one share for one SAR basis. Since the SARs were deemed exercised on November 20, 2001, no compensation expense was recorded for the three or nine month periods ended September 30, 2002. We recorded compensation expense in the amount of $92 for the nine-months ended September 30, 2001 to reflect the difference between the closing market price of our common stock at September 30, 2001 and December 31, 2000 and the exercise price of the SARs.

  APPLICATION OF BLACK-SCHOLES VALUATION MODEL

    In applying the Black-Scholes valuation model, we have used an expected dividend yield of zero, a risk-free interest rate of 6% and a volatility factor of 90% for the three months ended September 30, 2002 and 2001, and a fair value of the underlying common shares of closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

NOTE 11.  SUBSEQUENT EVENTS

  STOCK PURCHASE AGREEMENT

    On May 9, 2002, we entered into a stock purchase agreement with a placement agent ("Purchase Agreement") that was amended May 16, 2002 and June 24, 2002. In accordance with the terms of the Purchase Agreement, we are to deliver 21,428,000 shares of restricted common stock in exchange for $15,000 upon closing of the Purchase Agreement. We also delivered to an escrow agent 740,000 restricted shares of Series E convertible preferred shares as collateral for the Purchase Agreement. As of November 18, 2002 we had not received the $15,000 and, accordingly, we closed the escrow account and cancelled the stock certificates.

  LICENSE AGREEMENT -- LETTER OF INTENT

    On July 12, 2002, we entered into letter of intent ("LOI") with Ventana Medical Systems, Inc. ("Ventana") for exclusive use and distribution license rights to certain MDI processes, systems and technologies with respect to HPV tests for use in Ventana's slide-based technology platform. The LOI requires Ventana to deliver a $100 deposit upon execution of the LOI, $200 upon our delivery of certain license and development agreements, and $400 upon completion of specific technology validations. We also received $300 for prepaid expenses and prepaid royalties in July 2002 and recorded these amounts as deferred revenue as of September 30, 2002.

                           MOLECULAR DIAGNOSTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


  LICENSE AGREEMENT -- NOTICE OF TERMINATION

    On November 1, 2002 we received from Ventana a notice to terminate the Amended License and Development Agreement dated October 31, 2001 for breach of contract. According to the amended agreement we have 60 days to cure the breach. MDI disagrees with Ventana on the cause for termination and has notified Ventana that we desire to resolve this dispute without termination of the agreement.

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

                           MOLECULAR DIAGNOSTICS, INC.
                               SEPTEMBER 30, 2002

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

                           MOLECULAR DIAGNOSTICS, INC.
                               SEPTEMBER 30, 2002

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

RESULTS OF OPERATIONS

  REVENUE

    Our revenue for the nine-month period ended September 30, 2002 totaled $1,453, representing an increase of $582, or 66.8%, over revenue of $871 for the nine-month period ended September 30, 2001. The 2002 revenue increase resulted primarily from the first quarter revenue recognition of $298 for providing Ventana with a three-year irrevocable, world-wide, royalty-free license for full access to Samba's image analysis software and development tools. The remaining increase represents gains in new customer AcCell instrument sales and installations.

    Revenue of $295 for the three months ended September 30, 2002 represented an increase of $121, or 69.5%, over revenue for the same period in 2001. This resulted from a $193 increase in revenues primarily from $123 in sales of AcCell instruments and $55 in clinical slide processing fees.

  OPERATING EXPENSES

  Cost of Revenues

    Cost of revenues for the nine months ended September 30, 2002 totaled $644, an increase of $48, or 8.0%, from the same period in 2001. This increase for the nine month ended September 30, 2002 is disproportionate to the net increase in revenues over the same period last year due to, firstly, costs attributable to the Ventana license sale were expensed as incurred in prior years, and secondly, increases in software sales and products with higher gross margins also contributed to the decline in cost of sales over the same period in the previous year.

    Cost of revenues for the three months ended September 30, 2002 totaled $162, an increase of $53, or 48.6%, from the same period in 2001. Increases in software sales and AcCell instrument deliveries with higher gross margins resulted in the increase in cost of sales over the same period in the previous year.

  Research and Development

    We devote a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

    R&D expenses increased $637 and $40 for the nine month and three month periods ended September 30, 2002 to $3,402 and $867, an increase of 23.0% and 4.8%, respectively, over the comparable prior year periods. R&D expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and

                           MOLECULAR DIAGNOSTICS, INC.
                               SEPTEMBER 30, 2002

engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; instrumentation, disposables, clinical consumables, clinical supplies and regulatory costs to develop clinical trial reference laboratories and to recruit and test patients in support of our various Food and Drug Administration ("FDA") clinical trials, and payroll-related costs for in-house engineering, scientific, laboratory, and software development activities; and research management staff. The increase in expenses for the three and nine-month periods in 2002 compared with the same periods in 2001 stems primarily from increased product development costs for the Cocktail CVX and In-Cell HPV assays, the next version of AcCell, the AcCell 2500, and the patient participation fees of our world-wide Cocktail CVX clinical trials.

  Selling, General and Administrative

    Selling, general and administrative expenses ("SG&A") increased $2,156 and $447 for the nine-month and three-month periods ended September 30, 2002 to $6,162 and $1,740, an increase of 53.8% and 34.6% over the same periods ended September 30, 2001, respectively. This increase is primarily due to an increase of approximately $760 in professional services fees as a result of increased investor and shareholder base and expanded operations pursuant to the AccuMed merger; an approximate $435 increase in infrastructure payroll and related payroll costs and other operating expenses resulting from the integration of the recently acquired AccuMed's operations; and increased litigation costs and contingency payments related to the SpectRx settlement, which totaled $675, in the form of warrants.

    Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal and accounting and consulting services, travel costs, printing costs, fees for public and/or investor relations services, insurance premiums, facilities and office expenses, marketing related costs, and amortization/depreciation charges.

  OTHER INCOME AND EXPENSE

  Interest Expense

    Interest expenses, including interest expense to related parties, increased $937 and $401 for the nine-month and three-month periods ended September 30, 2002 to $1,463 and $582, an increase of 178.1% and 221.6% over the same periods ended September 30, 2001, respectively. Substantially all of the three-month and nine-month increases relates to a non-cash interest charge for the value of a beneficial conversion feature charged to interest expense during the period. See further discussion in the preceding Notes To Consolidated Financial Statements -- Note 9. Also, interest expense resulting from related party convertible notes payable is included in interest expense -- related party.

  Other Income and Expense, Net

    For the nine months ended September 30, 2002, we recorded a $150 gain from the settlement of the SpectRx litigation during the first quarter 2002. Related SpectRx settlement legal expenses are included in selling, general and administrative expenses for the period ended September 30, 2002.

  NET LOSS

    The net loss for the nine and three month period ended September 30, 2002 before preferred dividends totaled $10,067 and $3,056 compared with $6,909 and $2,197 for the same periods in 2001, an increase of $3,158 and $859 or a 45.7% and a 39.1% increase, respectively. The increases resulted from increases in R&D expenses, SG&A and interest expenses as described previously. In addition, cumulative dividends on the outstanding Series B convertible preferred stock through Series E convertible preferred stock totaled $996 and $582 for the nine and three months periods ended September 30, 2002 compared with $359 and $147 for the same periods in 2001, respectively, and $1,933 of deemed dividends on the Series B convertible preferred stock during first quarter 2001 due to a conversion feature on the Series B convertible preferred stock that was less than market, resulting in a net loss available to common stockholders for the nine and three months ended September 30, 2002 of $11,063 and $3,638, or $0.43 and $0.14 per share, on 25,956,783 and 25,550,822 weighted average common shares outstanding, respectively,

                           MOLECULAR DIAGNOSTICS, INC.
                               SEPTEMBER 30, 2002

compared with the net loss and net loss available to common stockholders for the nine and three month periods ended September 30, 2001 of $9,201 and $2,344, or $0.30 and $0.07 per share, on 31,181,505 and 32,669,710 weighted average common shares outstanding.

    For the nine months ended September 30, 2002, cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock totaled $2,087.

    The weighted average shares outstanding as of September 30, 2002 reflect a 10,859,688 reduction in common stock as a result of the exchange of common stock for shares of Series E convertible preferred stock in December 2001 and offset by the issuance of approximately 3,900,000 shares of common stock on September 17, 2001 for the AccuMed acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    R&D, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $3,721 and $3,325 for the nine months ended September 30, 2002 and 2001, respectively, in operating activities.

    At the end of September 30, 2002 we had cash on hand of $2, a decrease of $1,023 compared to the $1,025 cash on hand at December 31, 2001. This decrease resulted from delays associated with our private equity financing.

    From March 19, 2002 through June 28, 2002, we received cash of $2,625 from over 25 separate investors and issued Bridge Notes and 2,625,000 Bridge Warrants. The Bridge Notes bear interest at 7% per annum and matured on July 30, 2002. The Bridge Notes are convertible at any time at the option of the holder or automatically when we receive an equity infusion of at least $7,000. The conversion price of the Bridge Notes is equal to a 25% discount to the market price of the common stock at the date of conversion, but will not be less than $0.50 per share nor greater than $1.00 per share. Each of the Bridge Warrants is exercisable into one share of common stock at an exercise price of $0.65 per share for a period of five years. Upon conversion, the Bridge Notes holder will be entitled to receive an additional number of warrants ("Private Warrants") equal to 25% of the number of common shares issued in conversion of the Bridge Notes. These Private Warrants will be exercisable into one share of our common stock at a price equal to 150% of the conversion price of the Bridge Notes. In August 2002, the Bridge Notes were amended to extend the maturity date to December 31, 2002 and to eliminate the $0.50 per share floor conversion price. The Bridge Warrants were also amended to reduce the exercise price to $0.25 per share.

    These Bridge Notes are convertible into shares of common stock at a conversion price that is less than market. This beneficial conversion feature totals $1,042 at September 30, 2002, of which $378 was charged to interest expense for the period.

    Using the fair value interest rate method, we determined the fair value of the Bridge Warrants issued to be $112 as of September 30, 2002. Of this amount, $37 was charged to interest expense during the quarter ended September 30, 2002. The value of the beneficial conversion feature of total Bridge Notes was determined to be $1,042 at September 30, 2002 based on a closing price of our common stock of $0.39. This beneficial conversion feature was accounted for as debt discount. Interest expense of $378 was recorded during the quarter ended September 30, 2002 for accretion of this debt discount. As the conversion terms of these notes are not fixed at September 30, 2002 the ultimate amount of the debt discount will vary based on the market price of common stock. Changes in the underlying value of this beneficial conversion feature will be recorded in future periods.

                           MOLECULAR DIAGNOSTICS, INC.
                               SEPTEMBER 30, 2002

    On August 30, 2002, we issued a $650 promissory note to Round Valley Capital, LLC ("RVC"). The face value of the note includes $175 in unearned interest. The note bears interest at the annual rate of 36%, requires monthly interest payments and matures June 1, 2003. The promissory note is senior to all other borrowings and trade payables and is secured by all the tangible and intangible assets of MDI. The note is also secured by a personal guarantee of our Chief Executive Officer, and is collateralized by his personal residences. We also issued 5,750,000 shares of common stock to RVC to be held as collateral for the transaction. The proceeds from this transaction are net of fees totaling $131 and will be amortized over the term of the loan. The deferred loan fee balance of $87 at September 30, 2002 is reported as a reduction to notes payable. We also issued to RVC 711,364 shares of common stock and a warrant to purchase 681,818 shares of common stock for $0.20 per share as additional loan fees. The warrant was exercisable when the loan was funded and expires September 2003. In lieu of additional cash fees requested by RVC, the exercise price of the warrant is discounted from the current market price of our common stock. The warrant is valued at $156 using the Black-Scholes valuation model. The 711,364 shares of common stock are valued at $363 based on the $0.51 per share closing price of the common stock on the transaction date. The September 30, 2002 unamortized value of the warrants and stock is $462 and is reported on the balance sheet as a reduction to notes payable. The payment terms require a $19 payment on the first of each month commencing October 2002 and ending May 2003, with a final payment of $669 due on June 1, 2003. We did not pay the October 1, 2002 interest payment and are in default on the note. Through November 14, 2002, we paid $350 principal on the note, $60 in interest payments, $16 in legal fees, and $12 in late fees. Due to the default status of the note, RVC has amended the note terms to require $53 in additional late fees and accelerated the note maturity date to November 25, 2002. The note will remain in default until all payments are received by RVC.

    MDI is currently discussing default resolutions with holders of those notes in default.

    Our capital expenditures were approximately $88 for the nine months ended September 30, 2002, a reduction of $319, or 78.4% from the prior year period's $407. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1 per item and useful life in excess of one year. The decrease in 2002 capital expenditures resulted from a reduction of laboratory and computer equipment and software purchases in support of our product development and research efforts in order to conserve cash through our private placement and bridge financings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A market risk inherent in our financial statements is the potential loss in fair value arising from adverse changes in interest rates. We do not engage in any hedge transactions or use derivative financial instruments to reduce our exposure to interest rate changes since all of our indebtedness is at fixed interest rates. It was not practicable to estimate the fair values of Notes Payable as timing of future cash flows is uncertain and/or the debtors' ability to borrow with similar terms cannot be determined. A 10% change in the rate of interest would not have a material effect on our financial position, results of operation or cash flows. In addition, as of September 30, 2002, we were not exposed to any material foreign-currency, equity-price or other type of market or price risk. Samba conducts the majority of its operations in Europe using the Euro and other local European currencies. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows. For the nine months ended September 30, 2002, we recorded a negative cumulative translation adjustment of $80, reflecting the valuation, using the period ended currency exchange rates, of our investment in Samba.

                           MOLECULAR DIAGNOSTICS, INC.
                               SEPTEMBER 30, 2002

ITEM 4.  CONTROLS AND PROCEDURES

    MDI maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Security Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to filing of this Quarterly Report on form 10-Q and have determined that such disclosure controls and procedures are effective.

    Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal control, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           MOLECULAR DIAGNOSTICS, INC.
                               SEPTEMBER 30, 2002

                           PART II. OTHER INFORMATION

               (In thousands, except share and per share amounts)

ITEM 1.  LEGAL PROCEEDINGS

    On August 15, 2002, LK Search, Inc. a placement firm filed a complaint in the Circuit court of cook county claiming fees of approximately $31 for finding and placing an employee, David Groll, with MDI.

    MDI entered into a settlement agreement with David M. Anderson, an independent contractor, who filed a complaint against MDI claiming unpaid invoices of approximately $38 and non-delivery of 16,666 shares of common stock. MDI settled by agreeing to make four payments of $4 over four months, commencing August 2002.

    On October 17, 2002, MDI reached a settlement with Merrill Corporation ("Merrill") with respect to unpaid trade payables incurred by AccuMed. Under the terms of the settlement, MDI will pay Merrill $145 due on November 15, 2002 and extended until December 9, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    From March 19, 2002 through June 28, 2002, we received cash of $2,625 from over 25 separate investors and issued Bridge Notes and 2,625,000 Bridge Warrants. We utilized these debt proceeds for working capital purposes during the three months ended June 30, 2002. Bathgate Capital Group acted as our placement agent and is due $73 in fees at September 30, 2002.

    On March 19, 2002, we agreed to amend a previously outstanding $500 promissory note (Original Note) issued to NeoMed that was originally due on May 15, 2002. The terms of conversion of the Original Note were changed to reflect the conversion terms of the new $500 Bridge Note issued to NeoMed as described in Notes to Consolidated Financial Statements - Note 9 and the maturity date was extended to July 30, 2002. NeoMed also received an additional 560,000 Bridge Warrants and will be entitled to receive Private Warrants on the same terms as those described above. We utilized these debt proceeds for working capital purposes.

    In August 2002, the Bridge Notes were amended to extend the maturity date to December 31, 2002 and to eliminate the $0.50 per share floor conversion price. The Bridge Warrants were also amended to reduce the exercise price to $0.25 per share.

    During the nine months ended September 30, 2002, we made principal payments to Monsun AS, Schwarz, Cooper, Greenberger and Krauss and Trek Diagnostics Systems, Inc. totaling $290.

    We issued the notes and warrants pursuant to exemptions under Section 4(2) of the Securities Act of 1933, as amended.

    On August 30, 2002, we issued a $650 promissory note to Round Valley Capital, LLC ("RVC"). The face value of the note includes $175 in unearned interest. The note bears interest at the annual rate of 36%, requires monthly interest payments and matures June 1, 2003. The promissory note is senior to all other borrowings and trade payables and is secured by all the tangible and intangible assets of MDI. The note is also secured by a personal guarantee of our Chief Executive Officer, and is collateralized by his personal residences. We also issued 5,750,000 shares of common stock to RVC to be held as collateral for the transaction. The proceeds from this transaction are net of fees totaling $131 and will be amortized over the term of the loan. The deferred loan fee balance of $87 at September 30, 2002 is reported as a reduction to notes payable. We also issued to RVC 711,364 shares of common stock and a warrant to purchase 681,818 shares of common stock for $0.20 per share as additional loan fees. The warrant was exercisable when the loan was funded and expires September 2003. In lieu of additional cash fees requested by RVC, the exercise price of the warrant is discounted from the current market price of our common stock. The warrant is valued at $156 using the Black-Scholes valuation model. The 711,364 shares of common stock are valued at $363 based on the

                           MOLECULAR DIAGNOSTICS, INC.
                               SEPTEMBER 30, 2002

$0.51 per share closing price of the common stock on the transaction date. The September 30, 2002 unamortized value of the warrants and stock is $462 and is reported on the balance sheet as a reduction to notes payable. The payment terms require a $19 payment on the first of each month commencing October 2002 and ending May 2003, with a final payment of $669 due on June 1, 2003. We did not pay the October 1, 2002 interest payment and are in default on the note. Through November 14, 2002, we paid $350 principal on the note, $60 in interest payments, $16 in legal fees, and $12 in late fees. Due to the default status of the note, RVC has amended the note terms to require $53 in additional late fees and accelerated the note maturity date to November 25, 2002. The note will remain in default until all payments are received by RVC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    As of September 30, 2002, we are in default on the RVC $650 Promissory Note. The Senior Debtor has not waived the default provisions and remedies of this Promissory Note and has provided us with optional payment arrangements which we are currently pursuing with the Senior Debtor. As of November 18, 2002, we owe $300 in principal on this Promissory Note. Default provisions and remedies on subordinated debt securities are discussed further in Notes to Consolidated Financial Statements - Note 8 and Note 9.

ITEM 4.  SUBMISSION OF MATTERS TO VOTES OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    See Exhibit Index

    (b) Reports on Form 8-K

    None.

                           MOLECULAR DIAGNOSTICS, INC.
                               SEPTEMBER 30, 2002


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MOLECULAR DIAGNOSTICS, INC.



                                                     /s/ PETER P. GOMBRICH
                                                         -----------------------

                                                         PETER P. GOMBRICH
                                                         Chairman of the Board
                                                         Chief Executive Officer



                                                   /s/  MICHAEL A. BRODEUR
                                                        ------------------

                                                        Michael A. Brodeur
                                                       Chief Financial Officer
                                                    Principal Accounting Officer

Date: November 18, 2002

                           MOLECULAR DIAGNOSTICS, INC.

                                  CERTIFICATION

I, Peter P. Gombrich, certify that:

1. I have reviewed this quarterly report on Form 1O-Q of Molecular Diagnostics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 18, 2002




                                                   /s/ PETER P. GOMBRICH
                                                       -------------------------
                                                       Peter P. Gombrich
                                                       Chief Executive Officer

                           MOLECULAR DIAGNOSTICS, INC.

                                  CERTIFICATION

I, Michael A. Brodeur, certify that:

1. I have reviewed this quarterly report on Form 1O-Q of Molecular Diagnostics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 18, 2002




                                                         /s/ MICHAEL A. BRODEUR
                                                             -------------------
                                                         Michael A. Brodeur
                                                         Chief Financial Officer

                           MOLECULAR DIAGNOSTICS, INC.

                                  EXHIBIT INDEX


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

                           MOLECULAR DIAGNOSTICS, INC.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                 DESCRIPTION
    ------                 -----------

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

                           MOLECULAR DIAGNOSTICS, INC.

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                 DESCRIPTION
     ------                 -----------

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


      4.22 Common Stock Purchase Warrant issued to Northlea Partners, Ltd. on August 6, 2001 representing the right to

                           MOLECULAR DIAGNOSTICS, INC.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                 DESCRIPTION
    ------                 -----------


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

                           MOLECULAR DIAGNOSTICS, INC.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                 DESCRIPTION
    ------                 -----------


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

                           MOLECULAR DIAGNOSTICS, INC.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                 DESCRIPTION
    ------                 -----------

      10.19 Form of $2,000,000 note received from Seaside Partners, L.P. on April 28, 2000. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.20 Form of $300,000 note received from AccuMed International, Inc. on September 22, 2000 in conjunction with the proposed acquisition of AccuMed by the Company. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.21 Form of $500,000 Convertible Promissory Note issued to Azimuth Corporation on September 22, 2000 in connection with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.22 Form of $500,000 Convertible Promissory Note issued to Monsun, AS on November 1, 2000. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.23 Form of $200,000 Promissory Note issued to Azimuth Corporation on December 4, 2000. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.24 Form of $100,000 Promissory Note issued to Azimuth Corporation on December 11, 2000 in conjunction with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.25 Amendment to Patent and Technology License Agreement dated June 9, 2000 by and between Ampersand Medical Corporation, AccuMed International, Inc. and InPath, L.L.C. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.26 License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus dated June 23, 2000, by and between Invirion, Dr. Bruce Patterson, and Ampersand Medical Corporation. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.27 First Addendum to License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus dated September 12, 2000, by and between Invirion, Dr. Bruce Patterson and Ampersand Medical Corporation. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.28 Second Addendum to License and Development Agreement for Specific Medical Technology for the Detection of Oncogenic HPV Virus dated January 12, 2001, by and between Invirion, Dr. Bruce Patterson and Ampersand Medical Corporation. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.29 Form of $25,000 Promissory Note issued to Azimuth Corporation on February 1, 2001 in conjunction with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.30 Form of $470,000 Promissory Note issued to Azimuth Corporation on February 7, 2001 in conjunction with the proposed acquisition of AccuMed International, Inc. by the Company. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

      10.31 Lease Agreement between the Company and O.P., L.L.C date May 18, 2000, pertaining to premises located at 414 N. Orleans, 18, 2000, pertaining to premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610. (Incorporated by reference to Exhibit
               10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*


      10.32 First Amendment to Lease Agreement between the Company and O.P., L.L.C. dated February 13, 2001,

                           MOLECULAR DIAGNOSTICS, INC.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                 DESCRIPTION
    ------                 -----------


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

----------

* SEC File NO. 0-935