Form 10-K
period 2002-12-31
MOLECULAR DIAGNOSTICS INC
filed 2003-07-21
CIK 75439

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K

[X] ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2002
                                      or
[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from to

                         COMMISSION FILE NUMBER 0-935

                            ----------------------

                          MOLECULAR DIAGNOSTICS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                    36-4296006
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

   414 N. ORLEANS ST., SUITE 800, CHICAGO, IL                  60610
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
                        COMMON STOCK, $0.001 PAR VALUE
                               (Title of class)

      Indicate by check mark whether the registrant (1) has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange  Act  of
1934  during  the  preceding  12 months  (or  for  such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]  No [X]

      Indicate  by check mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K  is not contained herein, and will not be contained, to  the best of registrant's knowledge,  in  definitive  proxy  or  information statements incorporated by reference in Part III of this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The  aggregate market value of the Common Stock held by non-affiliates of the  Company  as  of June 28, 2002, the last business day of the Company's most recently completed second fiscal quarter of fiscal 2002, was $16,694,958, based upon the average bid  and  asked price of shares of the Company's Common Stock,
$0.001 par value per share ("Common  Stock"), of $0.83 per share as reported on the Nasdaq Over-the-Counter Bulletin Board  Market  on that date. The aggregate market value of the Common Stock held by non-affiliates  of  the  Company as of
June  30, 2003, the last business day of the Company's most recently  completed second  quarter  of fiscal 2003, was $8,564,133, based upon the average bid and asked price of shares  of  the  Company's  Common  Stock  of $0.31 per share as reported on the Pink Sheet Market on that date.

      The  number of shares of Common Stock outstanding as of June 30, 2003 was
36,442,180.

                          MOLECULAR DIAGNOSTICS, INC.
                          ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 2002

                               TABLE OF CONTENTS
                                                                           PAGE

PART I

ITEM 1. BUSINESS
        General Development of Business................................      1
        Recent Developments                                                  1

        Description of Business                                              3
           a) General Overview.........................................      3
           b) Products.................................................      3
              1)  InPath System........................................      3
              2)  In-Cell HPV Test.....................................      5
              3)  Samba Software Products and Services.................      4
              4)  Automated Microscopy Instruments.....................      4
                   1)  AcCell..........................................      4
                   2)  AcCell Savant...................................      6
           c) Back-Log of Orders.......................................      5
           d) Markets..................................................      5
           e) Government Regulation, Clinical Studies and Regulatory Strategy7
           f) Competition..............................................     10
           g) Operations...............................................     11
           h) Intellectual Property....................................     10
           i) Research and Development.................................     13
           j) Component and Raw Materials..............................     12
           k) Working Capital Practices................................     14
           l) Employees................................................     13
        Financial Information About  Foreign and Domestic Operations and Export
        Sales..........................................................     13
        Cautionary Statement for the Purposes  of  the "Safe Harbor" Provisions

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

PART III
ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................     40
ITEM 11.EXECUTIVE COMPENSATION.........................................     42
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.     44
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................     49
ITEM 14.CONTROLS AND PROCEDURES........................................     51

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 10-K

Index to Financial Statements
Report of Independent Auditors.........................................    F-1
Consolidated Balance Sheets at December 31, 2002 and 2001..............    F-2
Consolidated Statements of Operations for the three years ended
December 31, 2002, 2001, and 2000......................................    F-3
Consolidated Statements of Cash Flows for the three years ended
December 31, 2002, 2001, and 2000......................................    F-4
Consolidated Statement of Stockholder's Equity (Deficit) for the three
years ended December 31, 2002, 2001 and 2000...........................    F-9

Notes to Consolidated Financial Statements.............................   F-10
EXHIBIT INDEX..........................................................   ii-1

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
October 2001, we  became  a  minority  shareholder  in  Cell  Solutions, LLC, a
Virginia   limited  liability  company.  Except  where  the  context  otherwise requires, "MDI", the "Company", "we" and "our" refers to Molecular Diagnostics,
Inc., and subsidiaries, and its predecessors.

       MDI  is  focused  on the design, development and marketing of the InPath
System,  Samba software and  related  image  analysis  systems.  The  component products of  the InPath System are intended to detect, at the earliest possible stage, cancer  and  cancer  related  diseases  and may be used in a laboratory, clinic, or doctor's office. We also design and manufacture  the AcCell computer aided automated microscopy instrument and the AcCell Savant, an instrument that
includes   an  AcCell  and  software,  which  collects  quantitative   cellular
information used in support of a diagnostic process. These instruments are sold to laboratories  and  medical  diagnostic  companies  for use in the customers'
proprietary  applications.  The  instruments,  in certain instances,  are  also placed  in  the  customers'  facility on a fee-for-use  basis.  Samba  designs, develops and markets web-enabled  software  based  systems  for image analysis,
image  capture,  and  image  transmission  and  management  for  clinical   and
industrial  applications.  Samba  also  is  developing the software used in the
InPath System. Nearly all of our reported revenue  to  date  has  been from the sale of Samba and AcCell products and services.

RECENT DEVELOPMENTS

       BRIDGE II FINANCING

       Beginning  in  October  2002,  we began an issue of up to $4,000,000  in series Bridge II Convertible Promissory  Notes  to  accredited  investors.  The notes  bear  interest at 12 % per annum payable at maturity date in kind in the form of shares  of  our  common  stock and are due July 31, 2003. The notes are convertible at any time into our common  stock.  The  note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in cash subscriptions, determined on a "first come - first served basis," is $0.10 per  share. The note conversion price and the value of common  shares  paid  in kind as  interest  for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. We granted each note holder the right to receive a private warrant to  purchase  one  share  of  our  common stock for each four shares of our common stock into which the notes convert at an exercise price of
$0.15  per  share  for  warrants  due  to  holders  of notes within  the  first
$1,000,000 principal subscription class and $0.20 per share for warrants due to holders of the remaining $3,000,000 principal class of  notes. The warrants are not  issuable  until such time as we complete significant additional  financing plans. We granted  a  junior  security  position  in  all  of our assets to the holders  of  the Bridge II convertible promissory notes. Through  December  31,
2002, we had issued  $550,000  in  principal  amount  of  Bridge II convertible promissory  notes  in exchange for cash. Between January 1, 2003  and  July  8,
2003,  we  issued  an additional  $1,141,000  principal  amount  of  Bridge  II convertible promissory  notes  in  exchange  for cash. The Company is currently negotiating additional financing.

       OTHER FINANCING

       On April 2, 2003, we issued a $1,000,000 Convertible Promissory Note due
April 2, 2004 to an affiliate, Suzanne M. Gombrich,  the wife of Peter Gombrich our Chairman and CEO, in exchange for cash. The note bears interest at the rate of 12% per annum and is convertible into our common stock at a conversion price of  $0.10  per  share.  As additional consideration, we granted  the  holder  a warrant to purchase 1,000,000  shares  of our common stock at an exercise price of  $0.15  per share. We also granted the  holder  a  first  priority  security interest in  all  of our assets. We used all of the cash proceeds from the note to fund the exercise  of a purchase option to reacquire our assets in the final settlement with Round Valley Capital, LLC.

       SETTLEMENT OF ROUND VALLEY CAPITAL, LLC LOAN AND RELATED LITIGATION

       On August 30, 2002, we issued a promissory note to Round Valley Capital,
LLC ("RVC") in the amount of $825,500 representing $650,000 in cash received in exchange for the note and  $175,500 in unearned interest. The note was due June
1, 2003 and bore interest at  a  calculated rate of 36% per annum. The note was secured by all of our assets. We paid  transaction  fees  in  cash of $147,063, issued RVC 711,364 shares of our common stock and issued warrants  to  purchase
681,818 shares of our common stock at an exercise price of $0.20 per share.  We also  issued a certificate representing 5,750,000 shares of our common stock as additional  collateral  for  the  loan.  As  of  December 31, 2002, we had made principal  and  interest  payments against the note of  $350,000  and  $59,500, respectively. As a result of  issues over the value of collateral, RVC declared the  note to be in default under  the  terms  of  the  note  and  attempted  to foreclose  on  our  assets and sell them at auction. We instituted legal action against RVC, halting  the  foreclosure  and asset sale, and immediately entered into settlement negotiations. In early December  2002,  we reached a settlement agreement with RVC under which we were required to pay the  remaining  $300,000
principal   balance  of  the  note  plus  an  additional  amount  of  $190,000, representing  the  remaining  unearned  interest on the note plus penalties, by
January 14, 2003. The agreement, which was  amended  in January and February of
2003, provided that if the payment due on January 14,  2003  was  not made in a timely  manner, a default penalty would be assessed each week payment  was  not made until  a  final payment amounting to $900,000 would be due on February 26,
2003. We were not  able to make the payment due on January 14, 2003 and made no further payments until  February  17, 2003, when we paid RVC $250,000 leaving a remaining balance due under the settlement agreement of $650,000. At the end of
February, RVC proceeded with foreclosure  against  our  assets. At that time we agreed  to  pay RVC $100,000 for an option to repurchase our  assets  any  time prior to the  close of business on April 2, 2003. The option prevented RVC from selling the assets  to any party other than MDI before that date. We used funds obtained from Bridge  II  convertible  promissory  note investors, as described above, to make the aforementioned $250,000 payment to RVC. On April 2, 2003, we paid RVC $900,000, utilizing funds received under a convertible promissory note issued  to  an  affiliate,  as  described above, and exercised  the  option  to repurchase our assets. In conjunction  with  this  final  payment, RVC returned
5,750,000 shares of our common stock issued as collateral,  711,364  shares  of our  common  stock issued and warrants to purchase 481,818 shares of our common stock issued to RVC as payment for transaction fees. We cancelled the shares of our common stock  and  warrants to purchase our common stock that were returned by RVC.

       RESIGNATION OF OFFICER

       On January 22, 2003  Stephen  G. Wasko tendered his resignation from his position as our President and Chief Operating Officer, a position he held since
June 10, 2002. In February 2003 Mr. Wasko  filed  a  claim  with  the  Illinois
Department of Labor seeking approximately $84,000 in salary and bonuses due him
at   the   time   of  his  resignation  and  severance  payments  amounting  to approximately $180,000.  We  are contesting the portion of the claim related to severance payments. Our Board  of  Directors reappointed Peter P. Gombrich, our
Chairman and CEO, to temporarily fill  the  positions  of  President  and Chief
Operating  Officer.  In  June 2003, the Board of Directors appointed Dennis  L.
Bergquist to be our President and Chief Financial Officer.

       BANKRUPTCY FILING OF SAMBA TECHNOLOGIES, SARL

       In late December of  2002,  the  General Managers of Samba Technologies,
Sarl, our wholly-owned subsidiary based in  France,  filed  a petition with the
French Commercial Court for protection under the Bankruptcy Laws of France. The
Court approved the petition to cover all activities of Samba  prior to December
20,  2002.  Samba  was  unable to meet its current obligations primarily  as  a result of our cash flow problems  and  our related failure to pay 262,000 Euros due to Samba for work performed on behalf  of our U.S. operations. During 2003,
Samba has maintained its normal operations under  the  protection of the French
Commercial  Court and its managers have been supervised by  a  Court  appointed
Administrator.  Samba will continue to operate under the current format until a plan of reorganization  and  continuation  is approved by the Court, which must act by December of 2003, unless a extension of time is granted. In consort with the Samba managers, we anticipate filing a Continuation  Plan  with  the French
Commercial Court during the third quarter of 2003. The Plan includes a  payment structure  for  our  debt,  direct participation in Samba's equity by the Samba managers,  and  additional participation  in  Samba's  equity  by  a  strategic partner, with a portion  of  the  investment used to fund working capital. Upon approval of the Plan, Samba will resume normal operations.

       DELINQUENT PAYROLL TAX LIABILITIES

       We are delinquent in paying  Federal  and  certain  State  employee  and employer  payroll  taxes  for a portion of 2001. We owed approximately $678,000 for this period including estimated penalties and interest of $250,000. In June of 2003 we elected to recharacterize loans made to certain employees in lieu of salary during the last quarter  of  2002  and  the first five months of 2003 as payroll. As a result of this election, we estimate  that  we  owe an additional
$80,000 in related Federal and State payroll taxes for the first  two  quarters of  2003.  We  may  also  be  subject  to  certain late filing and late payment penalties, as well as interest on the unpaid  amounts.  We included the amounts due,  except  for  the  unknown penalties and interest, as liabilities  in  our accounting records and Consolidated  Financial  Statements  for  the respective periods. We are currently in the process of communicating through  counsel with the Internal Revenue Service. At this time we do not believe it is possible  to determine the impact, if any, upon our financial condition.

       SHORT-TERM LIQUIDITY PROBLEMS

       We continued to have severe liquidity problems and had insufficient cash on hand to effectively manage our business during the first six months of 2003.
As  a  result of our inability to meet cash payroll needs additional staff were laid off  or  resigned,  including  key  accounting personnel. During this time period, we reduced our operations to a minimum  level.  Our  Chairman  and  CEO continued  to  loan  personal  funds to the Company to meet some of our current cash needs. In February and March of 2003, we raised funds from the issuance of
Bridge II convertible promissory notes, including $1,000,000 from an affiliate, as described above, to make the  final loan settlement payments to RVC, also as described above. Beginning in late  April  of 2003, we issued additional Bridge
II  convertible promissory notes, the proceeds  of  which  were  used  to  meet current operating needs, including those related to completing the audit of our year-end  financial  statements.  We  have  continued  to  raise operating cash through  the date of this report through the issuance of additional  Bridge  II
convertible   promissory   notes   and  management  is  negotiating  additional
financing.

       PLAN TO RESTRUCTURE OUTSTANDING LIABILITIES

       Beginning in early 2003, we began  to  work on a plan to restructure all of  our  outstanding liabilities to unsecured creditors.  We  have  engaged  an independent  firm  with  expertise  in  such  plans,  and  have been working to finalize the proposal. We plan to submit a formal restructuring proposal to our unsecured creditors during the third quarter of 2003, contingent on our ability to raise sufficient new equity to fund our operations as well as the plan.

       AUTHORIZED SHARES OF COMMON STOCK

       As  a  result  of  the  issuance  of  numerous  convertible  securities, including  the Bridge I and Bridge II convertible promissory notes and  related warrants, we  do not have sufficient shares of common stock authorized to issue upon exercise of  all  of  our  currently  outstanding  convertible securities, warrants and options. Our Board of Directors has approved  an  increase  in the number  of  authorized  shares  of  common  stock  from  100,000,000  shares to
175,000,000  shares, but such action requires a vote of our stockholders.  This issue will be  placed  on  the  agenda  at  the  next  annual  meeting  of  our stockholders or at a special meeting to be called for this purpose. The failure to have a sufficient number of authorized shares may constitute a breach of one or more of our agreements governing issuance of such securities.

       INSURANCE

       Due to liquidity problems, we were unable to pay the continuing premiums
on   insurance   policies  covering  Directors  &  Officers  Liability,  Public
Liability, Property  Damage and Workers Employment Compensation. These policies were all cancelled retroactive  to  October  29, 2002. We are currently working with insurance providers to reinstate our insurance  coverage in these areas as soon as possible.

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

PRODUCTS

       THE INPATH SYSTEM

       We are currently developing and testing a family of products for use  in cancer  screening  and  diagnosis.  We  call this family of products the InPath
System. The core of the InPath System is  a combination of protein antibodies--
the  Cocktail-CVX--that  allows  the  InPath System  to  detect  and  highlight abnormal cervical cells in a rapid and  objective  fashion.  We  intend  to use different  antibody  combinations  to  detect  and  diagnose different types of cancer and other cancer-related diseases.

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

       {circle}An FDA approved unique sample  collection device consisting of a small disposable balloon, shaped to  fit the cervix. The device is intended  to  replace  the  spatula and brush  currently  used  to collect patient cytology samples.

       {circle}A biochemical assay, fully-automated,  is applied to a sample to identify abnormal cells.

                    {circle}In  the  laboratory version of  the  InPath  System slide based test,  this  biochemical  assay  is  applied to
                    sample   cells   released  from  a  collection  device  and
                    deposited on a glass slide.

                    {circle}In the point  of  service  version  of  the  InPath
                    System,  this biochemical assay is applied directly to  the cellular sample  and  analyzed  either in solution or while still on the collection device.

       {circle}An instrument that performs an automated analysis of a sample by means  of an optical scan that detects the  presence  of  multiple wavelengths  of  fluorescent  light.  This  light  is  produced by
             fluorescent   reporter   tags,   which  are  attached  to  certain
             components used in the biochemical assay.

                    {circle}In the laboratory version of the InPath System, the
                    AcCell computer aided automated  microscopy instrument uses a camera to read the various wavelengths  of light from the sample.

                    {circle}In  the  point  of  service version of  the  InPath
                    System,  the proprietary instrument  uses  custom  designed
                    optical  devices   and   lasers   to  capture  the  various
                    wavelengths of light directly on the collector.

       {circle}Custom designed software that controls the automated instruments and processes the analysis of the captured light detected.

       IN-CELL HPV TEST

       In June 2000, we obtained world-wide exclusive license from Invirion and
Bruce  Patterson,  M.D., its principal, for a proprietary medical technology to detect the presence  of  E6 and E7 genes of the human papillomavirus ("HPV"), a sexually transmitted disease.  These viral oncogenes signify that the virus has assimilated into the patient's cellular  DNA,  and  presence  of E6/E7 genes is much more closely associated with a woman's risk of developing  cervical cancer than currently marketed HPV tests. We intended to use this technology  as  part of  the  InPath  System  to  allow  physicians  to  manage  patient  care.  The combination  of  the  two  tests  could  give  the healthcare provider a better picture of the level of any disease present and  whether a patient may be at an increased  risk  to  develop certain diseases in the  future.  Based  on  these results, the health care  provider  may  prescribe  a  more  thorough course of treatment.  We  began  to  offer  this product for sale as an Analyte  Specific
Reagent ("ASR") for use by laboratories  qualified  to  perform high complexity tests  in  "home-brew"  applications  at the end of 2001 and  recorded  initial orders and shipments in the first quarter of 2002. We have been unable to raise sufficient  capital to devote the required  dollars  to  further  the  clinical development of  this product. During 2002 we began discussions with a number of
potential  strategic   and   distribution   partners.  We  reached  an  initial
understanding, which included a deposit of $100,000,  with  Ventana regarding a license for the In-Cell HPV test in July of 2002. We were unable  to  negotiate the final terms of the license and we agreed to terminate the understanding. We continue to negotiate the return of the deposit, less amounts owing to  us  for related products and services, with Ventana. We anticipate that during 2003, we will conclude an agreement with another of these potential partners to complete clinical  product  development  and  begin  large-scale  distribution. This new agreement should result in initial license fees and an ongoing  royalty payment stream.

       SAMBA SOFTWARE PRODUCTS AND SERVICES

       Samba designs, develops and  markets  web-enabled software based systems for  image analysis, image capture, and image transmission  and  management  in clinical  and  industrial  applications.  Samba  also  designs  the imaging and analysis software used in the laboratory version of the InPath System. Samba is currently working on control and analysis software for other instruments in the
InPath System. Nearly all of our reported revenue to date is derived  from  the sale  of  Samba's  products and services to other researchers, other instrument manufacturers and pharmaceutical companies.

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

       AUTOMATED MICROSCOPY INSTRUMENTS

       AcCell

       In  November  2001,  Ventana Medical Systems, Inc. ("Ventana") agreed to purchase and distribute AcCell  with  their image analysis software, a computer aided automated microscopy instrument,  designed  to  help  medical specialists examine  and  diagnose  specimens of human cells. During 2002, we  agreed  that
Ventana  would  assume  responsibility   for   manufacturing  the  AcCell  2500
instruments directly, rather than purchasing them  from us. Ventana will pay us a  royalty  for each instrument they manufacture. We have  elected  instead  to proceed with  the  development  and  manufacture of the fully integrated AcCell
3000.  AcCell may be delivered with a variety of features including:

       {circle}Robotic slide-feeding systems to load and unload slides from the microscope;

       {circle}Bar  code  readers  to  ensure  proper identification of samples being analyzed;

       {circle}Electro-mechanical scanning stages  to facilitate accurate slide screening;

       {circle}Automated cellular focusing on slides; and

       {circle}Data  management  software to facilitate  primary  or  secondary review of samples and report results into record-keeping systems.

       The  current  AcCell  instrument  is a key tool of our research process, clinical trials, and the InPath System laboratory based test. During the fourth quarter of 2001, we initiated development  of the next generation of the AcCell instrument, AcCell 2500, utilizing strategic design and manufacturing partners.
During that same fourth quarter, we also signed  contracts  with  customers  to deliver  both the current version and the next generation of AcCell instruments beginning  late  in  2001.  During 2002, we continued development of the AcCell platforms  and  delivered  initial  prototype  systems  to  customers.  We  are continuing to sell and market  these  instruments to other potential customers,
OEM laboratories and into the diagnostics marketplace.

       AcCell Savant

       The  AcCell  Savant  includes  an AcCell base instrument as well  as  an electronic  imaging  system and image analysis  software.  This  instrument  is designed for use as a  quantitative  microscopy  platform.  We  currently  have instruments in use in a customer's laboratory or clinical facility for research purposes under a fee-per-use contract, which extends through 2003. The customer has  also  agreed  to  be  a beta test site for new and updated versions of the proprietary image analysis software used in the application. Variations of this platform may also be used with image analysis software developed by Samba.

       BACK-LOG OF ORDERS

       At December 31, 2002,  we  had  a backlog (that is, firm purchase orders for goods or services) of signed contracts  of $750,000, to be completed within the  next  twelve  months, amounting to $42,000  for  InPath  System  products;
$108,000 for AcCell  instruments  and  AcCell Savant products, exclusive of fee per use revenues, which are covered by a  contract  through  2003; and $600,000 for Samba-related products.

       MARKETS

       According   to   several   industry  reports,  there  are  approximately
60,000,000 PAP tests performed annually  in  the United States. The U.S. market for cervical screening today amounts to approximately  $1,000,000,000, based on current average costs to perform the existing test. We do  not  plan to develop and  train  a  large direct sales force to sell the InPath System. Our  initial strategy is to market  the  laboratory  version  of  the InPath System to major laboratory organizations in the United States. Once the  InPath System has been successfully  established  in the laboratory market, our strategy  is  to  form alliances  with these laboratories  and  other  medical  products  distribution companies and  utilize their sales forces to broaden sales of the InPath System to hospitals, clinics,  managed  care  organizations and office-based physician groups.

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

       The AcCell is a key proprietary component  of  the laboratory version of the  InPath  System.  In  addition,  we  are  marketing  the AcCell  instrument platform, including the version currently in development, to medical diagnostic companies as a means to automate specific diagnostic testing processes. We will attempt to expand our existing customer base and to supply  the AcCell platform to  additional  customers  who  are interested in automating their  proprietary diagnostic testing processes. We  market  the  AcCell as the most versatile and cost-effective  automated  microscopy  platform  currently  available.  We  are expanding our existing customer base for the AcCell Savant and will continue to market this product to customers interested in image  analysis and quantitative microscopy. We introduced a new version of the analysis  software  used  on the
AcCell  Savant  in  mid  2002.  We  believe  these innovations will allow us to increase  the  level of potential customer interest  in  the  instrument,  thus enabling us to expand our market.

       Samba currently sells its products and services through direct sales and representatives in Europe and through a distribution arrangement in Central and
South America. Prior  to  1999,  Samba  had a distribution arrangement in North
America. Since our acquisition of Samba,  we  have  restricted the marketing of
Samba products in the United States because of our limited  operating  capital.
Samba  is adding to its distribution agreements to cover specific countries  or market segments  in  Europe,  Asia,  the  Middle  East  and  North  Africa. The
potential  market  includes  large laboratories, integrated healthcare delivery networks, web-based medical information  providers, and laboratory and hospital information system vendors. We have licensed  Samba software to a large medical
diagnostics  company  in  the  United  States  and  had   several   pilot-study
installations in place during 2002 in the United States.

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

       A 510(k) notification, among other things, requires an applicant to show that  its  products  are  "substantially  equivalent"  in  terms of safety  and effectiveness to an existing FDA cleared predicate product.  An  applicant  may only market a product submitted through a 510(k) notification after the FDA has issued  a  written  notification  determining  the product has been found to be substantially equivalent. The E2 collector was approved  for  marketing  by the
FDA on May 31, 2002 under the 510(k) notification.

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

       The  Cocktail  CVX  as part of the InPath System will need to be cleared for marketing under a PMA+ by  the  FDA,  as described above, prior to its sale and use in the U.S. clinical market. We cannot  be sure whether or when the FDA will clear the InPath System. Internationally, the InPath System may be subject to  various government regulations, which may delay  the  introduction  of  new products and services and adversely affect our business.

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

       We are developing the InPath System to be user-friendly, require minimum operator training,  and  have  safety  and  operating  checks  built  into  the functionality  of  the  instruments. We believe that our efforts will result in the FDA and/or the CDC assigning  the  lowest  possible  Classification  to the
InPath  System.  If,  however,  these  products  are  classified  into a higher category, it may have a significant impact on our ability to market the product in the United States.

       We continue to conduct clinical studies and trials on our InPath  System during  its  development.  These  studies and trials vary in terms of number of
patient  samples,  individual  product   components,   specific  processes  and
conditions, purpose, and other factors which may affect the results.

       We  have publicly reported the results of some of  the  studies  of  the
InPath System and Cocktail-CVX to various medical meetings, in publications and in public announcements.  Such  studies  demonstrate the system's capability to detect  cervical cellular abnormalities. The  sensitivity  factor,  the  test's performance  in  detecting versus missing actual disease, commonly called false negatives, is critical in terms of patient health.

       In  each  of   the  reported  studies  and  trials,  the  InPath  System
demonstrated over 98% accuracy  in  detecting  high-grade  cervical disease and cancer.  In addition, the results demonstrate that the InPath  System  produces more accurate  results  than the current PAP test. A Meta Analysis conducted in
2000 on the PAP test, which reviewed the results of 94 previous studies, showed an average sensitivity of 74% and an average specificity of 68%.

       Data  from studies  of  other  InPath  System  products  has  also  been presented at medical  conferences.  A  controlled study of our In-Cell HPV test showed the test accurately detected nearly  100%  of  patients  with high-grade disease and 64% of patients with low-grade disease.

       In a presentation of early results of the clinical trial of  the  InPath
System  collector,  data  showed that the cytology reports on samples collected with the InPath System collector  were  at least as accurate as those collected with the conventional brush/spatula method.  The  InPath  System collector also proved to be more comfortable for the patient and provided less blood and mucus and  required  only  one  device to collect both endocervical and  ectocervical cells. The results of the additional  clinical  patients data were submitted in
January 2002 and we received FDA clearance to market  the  collector on May 31,
2002.

       We   believe   the  results  of  these  studies  support  the  continued
development process of  the  InPath  System.  We  moved  ahead  with additional studies  and  clinical  trials  in late 2001 and others began in 2002.  Due  to liquidity problems we were forced  to suspend all of our ongoing studies during the last half of 2002.

       We completed the initial phase  of  our clinical studies during 2002 and we hope to begin the second phase during later  half of 2003, contingent on our securing  adequate  financing  for our operations. At  the  conclusion  of  the studies, the data will be submitted to the FDA as a PMA and will form the basis of our substantiation of the clinical  and economic value of the InPath System.
It will also allow us to continue to offer  it for sale as an ASR in the United
States and for full-scale commercial and clinical  use  in  countries  such  as
Mexico,  Peru,  Chile,  India,  China  and other developing nations. We are not permitted to market non-ASR products in  the  United  States,  with clinical or diagnostic claims until we have received clearance from the FDA. ASR tests make no  medical  claims  but  may  be used by laboratories, which are qualified  to perform high complexity tests, and  physicians  as  components  of  "home-brew"
procedures.  We  received  our  first  U.S.  ASR orders in early 2002. In other countries  listed,  we may need regulatory and importation  approval;  however, such approvals are generally based on the data submitted to the FDA.

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

       The first stage of the overall strategy involved  the  submission of our
e2 Collector for approval as a substantially equivalent device to the brush and spatula method of gathering samples used in the current PAP tests.  The  510(k)
notification  was  completed  and filed in late September 2001. Additional data was furnished to the FDA in the  first  quarter  of 2002 and subsequent to that submission we received approval to market the Collector in the United States.

       The second stage of our overall strategy involves  the  continuing study of  the  InPath System and Cocktail-CVX, as described in preceding  paragraphs.
This submission  will  cover  the  InPath  System  as a means to eliminate true negative samples from further testing. We anticipate completion of this portion of the study and submission of the data to the FDA by  the  fourth  quarter  of
2003.  We will also submit the data to foreign regulatory authorities that have jurisdiction over these products. Subsequently, we will continue to collect and submit data for the InPath System point of service test.

       If the submissions for the various InPath System products are cleared by the FDA for sale in the U.S. market or approved for sale by foreign regulatory agencies, we intend to sell the cleared products in the respective clinical markets.

                 INPATH SYSTEM PRODUCT INTRODUCTION TIMELINES
(CHANGE TABLE DATES)
PRODUCT                           PROCESS                        TIMELINE
-------                           -------                        --------
e2 Collector...........  Clinical trials                     Completed
                         Regulatory submission & review      September 2001
                         Regulatory clearance received       May 2002
                         US sales                            2003 / 2004
                         International sales                 2003 / 2004
Cocktail-CVX...........  Clinical trials (1)                 2003
                         Regulatory submission & review (1)  2003 / 2004
                         Regulatory clearance projected (1)  2004
                         US sales (1)                        2004
                         International sales (CE Mark) (1)   2004
Cocktail-CVX ASRs......  US sales                            Begun
                         International sales                 Begun

      (1)  All  of  the  above  target  dates  are  contingent  on our securing adequate financing for our operations during the third quarter of 2003.

       We  currently  distribute  AcCell,  AcCell  Savant  and  Samba  software products  into commercial markets that do not require regulatory clearance.  In order to distribute  these  products  for use in certain clinical applications, however, we will be required to conduct clinical trials and to make submissions to applicable regulatory agencies for clearance.  We  do  not  have any current plans  to  make  any  submissions  to  the  FDA  or foreign regulatory agencies covering these products. In the future, some of our customers may include these products  in  submissions  to the FDA or foreign regulatory  agencies  covering their use in a customer's proprietary diagnostic or clinical process.

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

       Competitors may introduce new products that compete with ours, or those, which we are developing. We believe the portion of our research and development efforts devoted towards continued refinement and cost reduction of our products will permit us to remain or become competitive in all  of  the markets in which we presently distribute or intend to distribute our products.

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

       We believe that all of our products must compete  primarily on the basis of accuracy, functionality, product features and effectiveness  of  the product in  standard  medical applications. We also believe that cost control and  cost effectiveness  are  additional  key  factors  in  achieving  or  maintaining  a competitive advantage.  We  focus  a  significant amount of product development effort on producing systems and tests, which will not add to overall healthcare cost. Specifically, there are several companies  whose technologies are similar
to,   or   overlap  with  MDI's.  These  include  Cytyc  Corporation,   Tripath
Corporation,  Digene  Corporation,  Ventana Medical Systems, Inc., ChromaVision
Systems, Inc., and Applied Imaging, Inc.  However, none of these companies have developed the fully integrated solution necessary  to deliver a fully automated
solution.   To   develop   fully-automated  solutions,  companies   must   have
technologies that fully integrate  microscopy instruments, imaging software and cancer-detecting biochemistry. At most,  our  competitors have two of the three
technologies.  Only  our  Company  has  developed  and   integrated  all  three
technologies into a solution for cervical cancer screening.

       OPERATIONS

       We conduct research and development work for the InPath  System  using a combination  of  our  employees  and  contract workers in our Chicago, Illinois laboratory, and contract laboratory facilities located in several states.

       We  do  not  intend  to  invest capital  to  construct  and  maintain  a medical-products manufacturing facility  and  all  its  related quality systems requirements. Our strategy is to utilize the operations,  quality  systems, and
facilities   of  a  contract  manufacturer  specializing  in  medical  products manufacturing  to  meet  our  current  and  future  needs in the U.S. and other international markets. This strategy covers manufacturing  requirements related to InPath System chemical components, plastic and silicone parts for the sample
collector,  InPath  System  instruments  and  the  AcCell  and  AcCell   Savant
instruments.

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

       Samba  develops  its  software  products  at its own facility located in
France. Additional software development work is conducted  at  our  facility in
Chicago.  The  Samba  software  products  are  installed  and  integrated  with off-the-shelf computer and imaging components at the customer's location, or at our  French  or  Chicago  facility,  immediately  prior to delivery. Consulting services are generally performed at the customer's  location,  or at our French or  Chicago  facility, using customer data and communications access.  We  have added staff at  our Chicago facility to support the delivery of Samba and image analysis software  products  to  customers  in  the  United  States.  Liquidity problems caused us to reduce this staff during the last half of 2002.

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
While a provisional patent  application  does  not provide any formal rights or protections, it does establish an official priority date for the invention that carries  over to any utility patent applications  that  are  derived  from  the provisional application within the next 12 months. A utility patent application begins the  process  that  can  culminate  in the issuance of a U.S. patent. We convert each outstanding provisional patent  application  into  some  number of utility  patent  applications  within this 12 month period. In most cases  each provisional application results in one utility filing. However, in some cases a single provisional application has generated two independent utility filings or multiple (up to five) provisional  applications  have  been consolidated into a single  utility application. During the prosecution of a  utility  application, the U.S.  Patent  Office  may  require us to divide the application into two or more  separate  applications  or we  may  file  a  continuation-in-part  patent application  that  expands  upon  the  technology  claimed  in  another  patent application and which has the potential of superseding the earlier application.
For these reasons, estimating the number  of  patents  that are likely to issue based  upon  the  numbers  of  provisional  and utility applications  filed  is difficult.

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

       As of June 2003,  we have filed ten U.S. utility patent applications and two PCT applications. Four  of the U.S. utility applications were "allowed" and issued as U.S. Patents during  2002.  Twelve additional provisional U.S. patent applications have also been filed. In order  to  reduce the expenses related to patent prosecution, we are currently treating these  applications  as inactive.
We  also  have five foreign patent applications pending. This group of  patents and patent  applications  cover all aspects of the InPath system including, but not limited to, the point of  service  instrument; the personal and physicians'
collectors;  and  the slide-based test. As  a  result  of  the  acquisition  of
AccuMed,  we  acquired   seventeen   issued   U.S. patents;  four  U.S.  patent
applications,  which issued as patents during 2002;  two  U.S. design  patents;
twenty-six foreign  patents,  of  which  seventeen  were transferred to a third party under a license agreement; and twenty-seven foreign  patent  applications primarily  covering  the  AcCell  and  AcCell  Savant  technology  and  related software.  We  also  hold  an  exclusive  license  from  Invirion and Dr. Bruce
Patterson covering a patent and certain medical technology  for detection of E6 and E7 genes in cancer causing types of HPV virus. We purchased the license for cash, future royalties, and other considerations.

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

       Our future technology acquisition  efforts  will be focused toward those technologies that have strong patent or trade secret protection.

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

       RESEARCH AND DEVELOPMENT

       Our  research  and  development  efforts are focused on introducing  new products  as  well as enhancing our existing  product  line.  We  utilize  both in-house and contracted  research  and development efforts. We believe research and development is critical to the success of our business strategy. During the years  2002,  2001, and 2000 our research  and  development  expenditures  were approximately $3,338,000, $4,034,000, and, $3,426,000, respectively.

       We completed  clinical  testing  of  the  sample  collection device, the
e2 Collector, and submitted the results of this trial to the FDA in the form of a 510(k) notification on September 28, 2001.

       The  design  and  validation  of the laboratory version  of  the  InPath
System,  including image analysis software  developed  in-house  by  Samba,  is currently  in  process.  We have reviewed and validated the performance of over forty biological components  for  use in our Cocktail-CVX. We used samples from patients  with  normal  and abnormal (those  with  cancer  or  its  precursors)
pathology  reports in our  studies.  We  selected  a  specific  combination  of chemical and  biological  components for the Cocktail-CVX and commenced testing in the fourth quarter of 2001.

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

       We   have  entered  into  negotiations   with   an   outside   strategic
design/manufacturing  partner  to develop the next generation AcCell instrument platform. The design specifications are complete and prototypes are in process.

       We completed development  of  a  new  version of the AcCell Savant image analysis software, which will make the device  more  user  friendly and in-line with current software technologies, during 2002.

       We anticipate the need to invest a substantial amount  of capital in the research  and  development process, including the cost of clinical  trials,  in order to complete  the development and use of the InPath System and bring it to market.

       COMPONENTS AND RAW MATERIALS

       Low cost products  are  a  key  component  of  our business strategy. We designed  the sample collection device using widely available  and  inexpensive silicone and  plastic  materials.  These  materials are available from numerous
sources  and  can  be  fabricated  into  finished   devices  by  a  variety  of
manufacturers within and outside the United States. We  can use sources outside of the United States, so that we may service a particular  market at the lowest possible cost.

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

       The point  of  service  instruments  are  designed  to use off-the-shelf components and a limited number of custom manufactured parts  or  use  a  third party manufactured instrument. The strategic partner chosen to manufacture  the unique  final  instrument,  as  is  the  case  with  the  company  building the prototypes, will be responsible for sourcing, fabrication, and assembly  of all components into the final instrument.

       Samba's  software products are based on leading edge technology and  are
compatible  with  numerous   off-the-shelf   computers,   computer  components,
microscopes, and imaging equipment.

       WORKING CAPITAL PRACTICES

       As  of December 31, 2002, we have not sold any InPath  System  products, except for ASR's.  During  2002,  we  sold several AcCell instrument platforms, billed and received fees under an AcCell Savant fee-for-use contract and closed on additional sales of Samba software products  in  the  United States. We have financed  our  U.S. operations and research and development  by  raising  funds through the sale  of  debt  or equity. We will continue to use these methods to fund our operations until such  time  as  we  are  able  to  generate  adequate revenues and profits from the sales of some or all of our products.

       The sale of Samba products, totaling approximately $783,066 for the year ended  December 31,  2002, outside the United States generates revenue that  is
used  to  support  Samba   operations.   Samba   has  obtained  a  150,000 Euro
(approximately   $158,000)  overdraw  facility  from  its   bank   to   provide
supplemental funds,  as  needed.  Availability  of  funds  under  the  overdraw facility is based on and secured by Samba's monthly billings to customers.  The overdraw  facility  is  especially  helpful  since  collection periods for many customers may exceed standard thirty-day terms. Customers  requiring government funding to pay their bills or customers outside France often  take  longer than thirty  days  to  pay.  At  times  Samba  requires a deposit on an order before ordering any equipment or beginning any work.

       Similarly, we believe that future sales  of  the  InPath System or other products  into foreign markets will result in collection periods  that  may  be longer than  those  expected for domestic sales of these products. Our strategy will be to use letters  of  credit  or other secured forms of payment, whenever possible, in sales of products in foreign markets.

       EMPLOYEES

       As of June 30, 2003 we employed  a  total  of six full-time employees in the United States and nine full-time employees in France.  The  Samba employees in  France are represented by a national labor union (customary to  all  French workers)  and Samba management considers its relations with its employees to be good. The staff  reductions  from  prior years were undertaken in late 2002 and during 2003 to date in order to conserve  our  limited  operating  funds during those  timeframes. We will attempt to rehire key operational personnel  in  the second half  of  2003,  contingent on our ability to secure adequate funding to meet our operational requirements.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

       Our current operations  outside  North  America  are conducted by Samba.
Sales of Samba products accounted for a significant portion  of  sales reported for 2002 and nearly all of our sales reported for 2001 and prior periods.

       Markets outside of North America are an important factor in our business strategy.  Any  business  that  operates on a worldwide basis and conducts  its business in one or more local currencies is subject to risks of fluctuations in the value of those currencies against  the  dollar.  It  is subject to changing political  climates,  differences in culture and the local practices  of  doing business. It is also subject  to North American and foreign government actions, such  as export and import rules,  tariffs  and  duties,  embargoes  and  trade sanctions. We do not regard these risks, however, as a significant deterrent to our strategy to introduce our InPath System to foreign markets.

       As we begin to market and sell our InPath System, we will closely review our foreign  operational  practices.  We  will  attempt  to adopt strategies to minimize  risks  of changing economic and political conditions  within  foreign countries.

                                          2002       2001       2000
                                          ----       ----       ----
      NORTH AMERICA:
      Revenue........................   $    963   $     75   $    0.0
      Profit (loss)..................   $(11,937)  $(16,468)  $ (6,506)
      Total Assets...................   $  9,047   $ 10,876   $  3,617
      FRANCE:
      Revenue........................   $    783   $    802   $  1,094
      Profit (loss)..................   $    (23)  $   (162)  $   (105)
      Total Assets...................   $    612   $    750   $    958

       As part of the Series D convertible preferred stock offering in November
2001,  we  licensed  software and software technology to Ventana. We recognized revenue of $297,000 related to the license and technology development agreement during 2002. We did not  recognize  any  revenue  related  to  the  license and technology development agreement during 2001.

CAUTIONARY  STATEMENT  FOR  PURPOSES  OF  THE  "SAFE HARBOR" PROVISIONS OF  THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       There are forward-looking statements throughout this report that are not historical facts, including statements in this Item 1  and statements contained in material incorporated into this report by reference.  These  statements  are based  on  our  current  expectations  and  plans,  and  involve many risks and uncertainties.  Some of these risks and uncertainties are factors  that  affect all international businesses, while others are specific to us, and the areas of the medical products industry in which we operate.

       The factors below in some cases have affected our historical results and could affect our  future  results, causing them to differ, possibly materially, from those expressed in this report's forward-looking statements. These factors include: our ability to raise  capital;  our  ability to settle litigation; our ability to retain key employees, economic conditions; technological advances in the medical field; demand and market acceptance  risks  for  new  and  existing products,  technologies,  and  healthcare  services;  the impact of competitive products  and pricing; manufacturing capacity; new plant  start-ups;  U.S.  and international  regulatory,  trade, and tax policies; product development risks,
including  technological  difficulties;   ability   to   enforce  patents;  and
foreseeable and unforeseeable foreign regulatory and commercialization factors.

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

RISK FACTORS

       The  risks  described  below are  not  the  only  ones  we  are  facing.
Additional risks are described  in  this  report  under recent developments and litigation.  There  may also be risks not presently known  to  us  or  that  we currently deem immaterial  that  may  also impair our business operations.  Our business, financial condition or results  of  operations  could  be  materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks

       THERE IS A LIMITED MARKET FOR "PENNY STOCKS" SUCH AS OUR COMMON STOCK.

       Our  Common  Stock  is  considered  a "penny stock" because, among other things, our price is below $5 per share, it trades on the Over-the-Counter Pink
Sheet Market and we have net tangible assets  of  less  than  $2,000,000.  As a result, there may be little or coverage by security analysts, the trading price may  be lower, and it may be more difficult for our stockholders to dispose of, or to obtain accurate quotations as to the market value of, their Common Stock.
Being a penny stock could limit the liquidity of our Common Stock.

       THE HISTORICALLY VOLATILE MARKET PRICE OF OUR COMMON STOCK MAY AFFECT
THE VALUE OF OUR STOCKHOLDERS' INVESTMENTS.

       The  market  price  of our Common Stock, like that of many other medical products and biotechnology companies,  has  in  the  past been highly volatile.
This  volatility  is  likely  to continue for the foreseeable  future.  Factors affecting potential volatility include:

       *   general economic and other external market factors;

       *   announcements of mergers, acquisitions, licenses and strategic agreements;

       *   announcements of private or public sales of securities;

       *   announcements of new products or technology by us or our competitors;

       *   ability to finance our operations;

       *   fluctuations in operating results; and

       *   announcements of the Food and Drug Administration ("FDA") relating to products.

       OUR COMMON STOCK IS UNLIKELY TO PRODUCE DIVIDEND INCOME FOR THE
FORESEEABLE FUTURE.

       We have never paid a cash  dividend  on  our  Common Stock and we do not anticipate  paying  cash  dividends for the foreseeable future.  We  intend  to reinvest  any funds that might  otherwise  be  available  for  the  payment  of dividends in further development of our business.

       OUR COMMON STOCK IS SUBJECT TO DILUTION, AND AN INVESTOR'S OWNERSHIP
INTEREST AND RELATED VALUE MAY DECLINE.

       We are  authorized  to issue up to 10,000,000 shares of preferred stock.
As of December 31, 2002, we  have  approximately  118,092  shares  of  Series A convertible preferred stock outstanding which convert into 51,580 shares of our
common   stock;   799,856  shares  of  Series  B  convertible  preferred  stock outstanding which convert  into 3,199,424 shares of our common stock; 1,258,833 shares of Series C convertible  preferred  stock outstanding which convert into
6,294,165 shares of our common stock; 175,000  shares  of  Series D convertible preferred stock outstanding which convert into 1,750,000 shares  of  our common
stock,;   and  429,243.48  shares  of  Series  E  convertible  preferred  stock outstanding,  which  convert  into 11,804,195 shares of our common stock. There are cumulative dividends due on  the Series B, Series C, Series D, and Series E
convertible preferred stock, which  may be paid in kind in shares of our common stock. Our Certificate of Incorporation  gives our board of directors authority to issue the remaining undesignated shares  of preferred stock with such voting rights, if any, designations, rights, preferences  and  limitations as they may determine.

       At  December  31,  2002,  we  have  outstanding  warrants   to  purchase
15,240,000  shares  of  our  common  stock,  outstanding  options  to  purchase
approximately   3,508,000  shares  of  our  common  stock,  and  450,000  stock appreciation rights which are convertible into 289,286 shares of common stock.

       At December  31,  2002,  outstanding  convertible  promissory  notes are convertible into approximately 32,610,000 shares of our common stock. Under the provisions of certain outstanding convertible promissory notes, the holders has the  right  to receive a warrant to purchase additional shares of common  stock upon exercise  of  the  conversion  right. We are unable to determine the exact number of additional warrants to purchase  shares of our common stock that will be issuable upon conversion of the notes.

       At  December 31, 2002, we have approximately  1,320,000  shares  of  our common stock reserved for future stock options and 160,000 shares of our common stock reserved for future sale to employees.

       WE HAVE A LIMITED OPERATING HISTORY AND THERE ARE DOUBTS AS TO OUR BEING
A GOING CONCERN.

       We have limited operating history. Our revenues, from inception in March
1998  through   2001,   were  derived  almost  entirely  from  sales  by  Samba
Technologies, Sarl, our wholly-owned  subsidiary.  Samba is currently operating under protection of the French Commercial Court and we cannot be certain of the outcome of the bankruptcy proceedings. We have sold  only a very limited amount of our InPath System products to date.

       We will continue to devote substantial resources to product development.
We  anticipate  that we will continue to incur significant  losses  unless  and until some or all  of  our products have been successfully introduced, if ever, into the market place.

       We  have  incurred   substantial   losses  and  have  limited  financial
resources.  Consequently  our independent accountants  have  noted  that  these conditions raise substantial  doubt  as  to  our ability to continue as a going concern. Our financial statements do not include  any  adjustments  relating to the  recoverability and classification of asset carrying amounts or the  amount and classification  of  liabilities  that  may  result from the outcome of this uncertainty.  The  going  concern  explanatory  paragraph  may  make  obtaining additional financing more difficulty or costly.

       WE CONTINUE TO HAVE SEVERE LIQUIDITY PROBLEMS.

       We continue to have severe liquidity problems, which affect our overall ability to operate our business, including the ability to employ adequate staff and conduct ongoing studies and clinical trials of our products. Failure to raise adequate financing to meet our business needs could materially jeopardize
MDI and its ability to conduct its business. There can be no assurance that we will be able to secure the necessary funds.

       WE MAY NOT BE ABLE TO MEET OUR SHORT-TERM CAPITAL REQUIREMENTS.

       We believe that our existing capital resources  are  not  sufficient  to meet the short-term requirements of our company.  These short-term requirements include a significant amount of liabilities and promissory notes in arrears. In addition,  we  have  unpaid tax liabilities for payroll taxes from 2001 through
2003. Therefore, we need to raise additional capital to support our operations.
We do not have any current commitments for additional funds, and our management cannot be certain that we will be able to raise such funds.

       It is unlikely  that  we  will  be  able  to meet our short-term funding
requirements  through  the  issuance of notes or other  debt  instruments.   We
anticipate  that these short-term  funding  needs  will  require  the  sale  or issuance of additional  shares  of common stock on instruments convertible into common stock.  Such sales or issuances,  if  any, may have a dilutive effect on the value of our common stock. We cannot be certain  what level of dilution, if any, may occur or if we will be able to complete any such sales of common stock in the future

       Our operating business plan for 2002 anticipated  that  we would need to raise new equity. We were not able to raise the necessary level  of  new equity and  had  to  reduce our operations significantly during the year. The lack  of sufficient new equity continued through the first half of 2003.

       A failure  to  raise  sufficient additional funds would adversely affect our ability to meet our short-term  capital  requirements,  resume our clinical tests and meet our product timelines, and/or continue as a going concern.

       WE MAY NOT BE ABLE TO MEET OUR LONG-TERM CAPITAL REQUIREMENTS.

       We  do  not know if we will be able to sustain our long-term  operations through future revenues.  Whether  we  will  need  to raise additional funds to support our long-term operations is influenced by many  factors,  including the costs, timing and success of efforts to develop products and market  acceptance of our products.

       OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATION AND THEY MAY NOT
RECEIVE NECESSARY GOVERNMENT APPROVALS.

       The  sale  and use of our products in the United States is regulated  by the FDA. We must meet  significant FDA requirements before we receive clearance to market our products.  Included  in  these FDA requirements is the conduct of lengthy and expensive clinical trials to  prove  the safety and efficacy of the products. Until we complete such clinical trials our  products may be used only for research purposes or to provide supplemental diagnostic  information in the
United States. We have completed FDA approval for one of our products,  the  e2
Collector. We have started clinical trials for two other products and expect to begin  additional  trials  in  2003.  We  cannot  be  certain  that our product development  plans  will  allow  these  additional  trials  to commence  or  be completed according to plan or that the results of these trials,  or any future trials, when submitted to the FDA along with other information, will  result in
FDA clearance to market our products in the United States.

       Sales of medical devices and diagnostic tests outside the United  States are  subject  to  foreign  regulatory  requirements  that  vary from country to country. The time required to obtain regulatory clearance in  a foreign country may be longer or shorter than that required for FDA marketing clearance. Export sales of certain devices that have not received FDA marketing clearance  may be subject  to  regulations  and permits, which may restrict our ability to export the products to foreign markets.  If  we are unable to obtain FDA clearance for our products, we may need to seek foreign  manufacturing  agreements to be able to produce and deliver our products to foreign markets. We  cannot  be  certain that we will be able to secure such foreign manufacturing agreements.

       WE MAY NOT BE ABLE TO COMPETE WITH COMPANIES THAT ARE LARGER AND HAVE
MORE RESOURCES.

       We compete in the medical device and diagnostics marketplace with companies that are much larger and have greater financial resources than we do.
We cannot be certain that our products will be able to be successfully marketed in this competitive environment.

       WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS.

       We  do  not  intend  to  maintain  a  direct  sales  force to market our products. Therefore, in order to successfully market our products,  we  must be able  to negotiate profitable sales and marketing agreements with organizations that have  direct sales forces calling on domestic and foreign markets that may use the products. If we are not able to successfully negotiate such agreements, we may be forced  to market our products through our own sales force. We cannot be certain that we  will  be successful in developing and training such a sales force, should one be required,  or that we will have the financial resources to carry out such development and training.

       WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

       We hold a variety of patents  and  trademarks  and  have  applied  for a significant  number of additional patents and trademarks with the United States
Patent and Trademark  Office  and several foreign patent authorities. We intend to  file  additional  patent and trademark  applications  as  dictated  by  our research and development  projects and business interests. We cannot be certain that any of the currently pending  patent  or trademark applications, or any of those which may be filed in the future, will be granted.

       We protect much of our core technology  as  trade  secrets  because  our management  believes  that  patent protection would not be possible or would be less effective than maintaining  secrecy.  We cannot be certain that we will be able to maintain secrecy or that a third-party  will  not  be  able  to develop technology independently.

       The  cost  of  litigation  to  uphold the validity of a patent or patent application, prevent infringement or protect  trade secrets can be substantial, even if we are successful. Furthermore, we cannot  be  certain that others will not  develop  similar  technology  independently  or design around  the  patent aspects of our products.

       THE LOSS OF KEY PERSONNEL COULD CAUSE OUR BUSINESS TO SUFFER.

       The  success  of our current and future operations  will  depend,  to  a significant extent, upon  the  experience, abilities, and continued services of key personnel, and on our ability  to  rehire  certain  key  personnel who were released  due  to  our  severe  liquidity  problems.  Although  we  have  other management,  a  significant  loss  of  the  services of Peter P. Gombrich,  our
Chairman  and  Chief Executive Officer, could cause  our  business  to  suffer.
Beginning at the end of 2001, we experienced significant turnover in our senior management, including  our  president and chief financial officer. There can be no assurance that we will be  able  to  attract  and  retain  key personnel. We entered into employment agreements with all of our senior executives. We do not carry key-man insurance.

ITEM 2.    PROPERTIES

       We   occupy   approximately   3,660  square  feet  of  leased  space  at
414 N. Orleans St.,  Suites 800  and 503,  Chicago,  Illinois  60610,  under  a five-year  lease,  which expires in  September  2006.  This  space  houses  our executive offices, research  laboratory,  and  engineering  development.  Samba leases  approximately  300  square  meters  of  space  in a suburb of Grenoble,
France, at 53, chemin du Vieux Chene, 38240 Meylan. The  Samba lease has a term of nine years expiring in 2008. Samba has the option to terminate  the lease at the  end of each three-year period. The location houses Samba's administrative, sales,  and  research and development activities. We consider our facilities to be well utilized, well maintained, and in good operating condition. We consider the facilities  to  be  suitable  for  their  intended  purposes  and  to  have capacities adequate to meet current and projected needs for our operations.

ITEM 3.    LEGAL PROCEEDINGS

       SETTLED DURING 2002

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
The suit also charged SpectRx and with misappropriation of our trade secrets in violation of the Illinois Trade Secrets Act.

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

       On  February 1,  2002,  we  reached  an  out-of-  court settlement  with
SpectRx. Under the terms of the settlement, SpectRx paid a  $150,000  lump  sum cash  payment to us, and we granted SpectRx an option to license certain of our technology.  Additional  terms  of  the  settlement are confidential. Under the terms of the settlement, neither party admitted  any  liability  or wrongdoing.
Welch Allyn also was a party to the settlement agreement.

       In  2001, Dawn H. Grohs, a former employee / consultant to the  Company, filed suit against the Company and certain affiliated companies, as well as two of the Company's  senior  officers (C.A. No. 02-C-1010 (U.S. District Court for
the  Northern  District  of  Illinois).   Ms. Grohs'   claimed   fraud,  unjust
enrichment, misrepresentation, breach of contract and quantum merit  related to her assertions that the defendants allegedly failed to provide her with equity;
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
and violation of state law for alleged unfair and deceptive acts by  defendants for  the purpose of inducing Ms. Grohs to continue to provide services  without compensation.  Ms. Grohs  sought  $85,000 in wages, $40,250 in expenses, equity for contributions and efforts during  the formation of certain of the Company's affiliates, payment of a sum to be determined  by the court for the intentional and/or negligent infliction of emotional distress,  a  finding that the actions of defendants constitute unfair and deceptive acts, and  that  the court treble the damages awarded. In addition to the specific relief described  above,  each count  seeks  an  award of attorneys' fees and costs and such other and further relief the court deems  just  and  appropriate.  In October 2002, we reached an out-of-court settlement with Ms. Grohs. Under the  terms  of the settlement, we paid  Ms. Grohs $5,000 in cash and issued 400,000 unregistered  shares  of  our common  stock  to  her. We calculated a fair value of $84,000 for the shares of our common stock. We  also  granted  Ms.  Gross  an  option to purchase 400,000 shares of our common stock at an exercise price of $0.20  per  share. One third of  the  option vested immediately and the remaining two thirds vest  in  equal amounts on the first and second annual anniversary dates of the grant.

       PENDING CURRENTLY AND AS OF DECEMBER 31, 2002

       Prior  to  our  acquisition  of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for premises located at 900 and 920 N. Franklin in  Chicago, Illinois (Circuit Court of Cook
County  (Case  No. 01  M1 725821)). Garrett  originally  claimed  approximately
$50,000 was due them. Following  completion  of  our  acquisition  of  AccuMed, management  vacated  AccuMed's  leased facility and consolidated its operations into our headquarters facility. However,  Garrett  continued  to  claim ongoing rent  and  amended  its  complaint  in 2002 claiming approximately $148,000  in unpaid  rent and related legal costs through  July  2002.  On  July  18,  2002, judgment  was  entered in favor of Garrett and against AccuMed in the amount of approximately $157,000. On December 20, 2002, pursuant to a court order, Garret seized approximately  $12,500  from  an  MDI bank account, as a partial payment against the judgment amount. The unpaid remainder of the judgment will continue to  accrue  interest  until  paid  in  full. Since  AccuMed  had  a  continuing obligation  for  the minimum lease payments,  MDI  recorded  a  $290,000  lease obligation in accounting  for  the AccuMed merger based on the present value of the  future  payments.  We  are contesting  the  right  of  Garrett  to  pursue collection of the judgment against  the assets of MDI. Management believes that the amount of the accrued lease obligation  recorded as of December 31, 2002 is sufficient to cover any remaining expenses of  this  litigation and the related judgment.

       On May 22, 2001, a judgment in the amount of $312,000  plus interest was entered against AccuMed (Circuit Court of Cook County (Case N0.  97 L 7158)) in
favor of Merrill Corporation. The judgment was the result of the settlement  of an  action  brought  by  Merrill  claiming  unpaid  fees for financial printing services,  provided to AccuMed in 1996, and related interest  and  legal  costs totaling in  excess  of $400,000. Under terms of the settlement and the related judgment, AccuMed was  required  to  make 12 monthly payments of $26,000, and a final payment to include all interest  accrued  on  declining unpaid balance of the judgment over the term of payment. AccuMed made 7  payments  in  accordance with the terms of the settlement and ceased to make any additional payments. In
May of 2002, Merrill asserted its rights under the original judgment and  filed a  citation  to discover assets of AccuMed and obtain the remaining amount due.
On October 17,  2002, MDI reached an agreement with Merrill whereby MDI assumed responsibility for  the  remaining  unpaid  amount  of the judgment and related costs totaling $145,000 and agreed to pay such amount  no  later  than November
15,  2002.  MDI  failed  to make the required payment on November 15, 2002  and
Merrill instituted an action  against  MDI  to  discover  assets  and to obtain payment  of  the  $145,000.  As of June 30, 2003, this litigation has not  been resolved. At December 31, 2002  MDI  had  accrued the entire $145,000 amount of the  judgment on the records of AccuMed. Management  is  currently  negotiating with Merrill representatives to resolve this action.

       PENDING CURRENTLY

       On  July  31,  2002,  MDI  entered  into a settlement and mutual release agreement with Trek Diagnostic Systems, Inc.  ("Trek")  related  to  a claim of breach  of representations and warranties included in an agreement under  which
AccuMed sold  its  microbiology  business  and  related assets to Trek in 1999.
Under  the  settlement agreement, MDI executed an $80,000  promissory  note  in favor of Trek.  The  note  required  principal  payments  of  $40,000  each  on
September  1  and December 1, 2002. MDI made the initial payment and Trek filed suit against MDI  (Court  of Common Pleas Cuyahoga County, Ohio (Case No. CV 03
492582)) on January 23, 2003  to collect the remaining $40,000 plus interest at
8% per annum and legal and other  costs.  At December 31, 2002, MDI accrued the remaining amount due on the note. On April  18th,  2003,  judgment  was entered against  MDI  in  the  amount of $40,000 plus interest. Management is currently negotiating with Trek representatives to resolve this matter.

       On March 28, 2003 The Cleveland Clinic Foundation filed suit against MDI
(United States District  Court  for  the  Northern  District  of  Ohio,  Easter
Division,  (Case  No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and  costs.  The sum in question pertains to remaining unpaid fees  for  certain  clinical trial  work  conducted  by  The  Cleveland  Clinic
Foundation in the Peoples  Republic  of China on behalf of MDI. At December 31,
2002, MDI has recorded the full amount owing to The Cleveland Clinic Foundation as  a  liability  in  its  accounts. MDI is  currently  engaged  in  settlement discussions with The Cleveland Clinic Foundation.

       On January 2, 2003, Bowne  of  Chicago, Inc.("Bowne") filed suit against
MDI (Circuit Court of Cook County, County  Department-Law Division (Case No. 03
L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service  fees  provided  to  MDI  by Bowne during  the  period  October  25,  2001  through November 7, 2002. While MDI is actively defending itself against the suit  claiming  the  charges for printing services provided during the period mentioned above were excessive,  management has  taken a conservative position and recorded the entire amount of the  Bowne invoices  as outstanding accounts payable on the records of MDI. As of December
31, 2002 and  June 30, 2003, management and its counsel are unable to determine the outcome of this litigation.

       On January  9,  2003,  Monsun,  AS  ("Monsun")  filed suit against Peter
Gombrich, our Chairman and CEO, (United States District  Court for the Northern
District  of Illinois Eastern Division (Case No. 03C 0184))  claiming  $500,000 plus consequential  damages  for failure to make payment in compliance with the terms of a personal guaranty signed  by  Mr.  Gombrich  in relation to Monsun's grant of an extension in the maturity date of a convertible  promissory note in the principal amount of $500,000 issued by MDI on November 1,  2000.  The  note had  an  original  maturity  date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1,
2002 and finally to July 31, 2002.  Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of our common stock at various  prices.  In  November 2002, our Board of
Directors approved the issuance of 200,000 shares of our common stock to Monsun to satisfy a default penalty clause in the guaranty.  The terms of the guaranty required that Monsun receive registered shares of our common stock, however, in order to comply with securities laws, we issued the shares  of our common stock to Monsun with a restrictive legend which permits their sale only in compliance with  Rule 144 of the ACT. MDI has recorded the principal amount  of  the  note plus accrued  and unpaid interest to December 31, 2002 as a note payable on its records. Since Mr. Gombrich's potential liability under the suit, including the failure to deliver  registered shares of our common stock, is the result of the failure of MDI to pay  the  principal amount of its convertible promissory note when due, our Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations  under  the  guaranty,  including  legal  costs.
Management  and  counsel  are  unable  to  determine the result of this pending litigation as of June 30, 2003.

       We are the defendant in several lawsuits  brought  by  current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims.

       MDI is a defendant in several legal actions brought by former  employees seeking to collect amounts due for unpaid wages and severance benefits. MDI has recorded  the  amounts  due  in  its  records and is attempting to settle these actions

       In  May  2003,  the Company, together  with  its  subsidiaries,  AccuMed
International,   Inc.   ("AccuMed")   and   Oncometrics   Imaging   Corporation
("Oncometrics"), filed suit against MonoGen, Inc. and Norman Pressman (Case No.
03 CH 08532 (Circuit Court  of  Cook County, Illinois)). The suit arises out of two  license  agreements between AccuMed,  Oncometrics  and  MonoGen  in  which certain intellectual  property  was transferred from AccuMed and Oncometrics to
MonoGen for $500,000 (the "Agreements").  At  the  time  of the Agreements, the
Company had not yet acquired AccuMed and Oncometrics. The technology, which was the subject of the Agreements, had been licensed to Oncometrics  by the British
Columbia  Cancer  Agency  ("BCCA")  pursuant  to  a  written license agreement.
Pressman was the President of AccuMed and Oncometrics  when the Agreements were negotiated and executed. As soon as the Agreements were signed, Pressman took a position  with  MonoGen.  The  Complaint alleges that that the  technology  was transferred at a below market price.  The  Complaint  also asserts that AccuMed and  Oncometrics  may  not have obtained the requisite approval  from  BCCA  to transfer the technology to MonoGen pursuant to the Agreements.

       The Complaint contains  claims  against Pressman for breach of fiduciary duty and fraud. To the extent that the requisite  approval  from  BCCA  was not obtained,  Pressman  breached his fiduciary duty to AccuMed and Oncometrics  by failing to obtain that  approval,  and falsely representing that he had in fact obtained the requisite approval. Pressman  breached  his fiduciary duty further by failing to negotiate an arms length transaction with  MonoGen. The Complaint also asserts claims against MonoGen for aiding and abetting Pressman's breaches of  fiduciary  duty  to  AccuMed and Oncometrics, fraud in the  inducement  and tortuous interference with prospective economic advantage.

       The Company's claims  against  MonoGen  have  been  dismissed  from this action  and  consolidated  in  a separate arbitration proceeding involving  the
Company and MonoGen.  The Company's  claims  against Pressman remain pending in this action. In June 2003, the Court dismissed  the  Company's  request  for  a preliminary  injunction.  The  denial of preliminary injunctive relief does not affect  the  Company's rights to pursue  permanent  injunctive  relief  at  the conclusion of  the case, if such relief is warranted. The Company is attempting to negotiate a global  settlement of the claims in this action, the arbitration proceeding with MonoGen  and  any  threatened  but  unasserted  claims  by BCCA relating  to  the  Agreements.  The failure to negotiate a favorable settlement could have a material adverse effect on MDI's business.

       On  April 14, 2003, we received a notification from the attorney for the licensor, Dr.  Bruce  Patterson,  M.D., Ph.D, under the License and Development
Agreement covering certain HPV technology,  which  forms  the basis for our In-
Cell HPV test, indicating that the licensor intended to terminate  the  license in  accordance with a specific clause of the license, which permits termination in the  event  the  Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise  relinquishes  or  loses control of all its assets. On
April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all  of  our assets and that such assets are pledged  as  security  under  debt instruments  and  that  such  pledges are not included under events which would permit the licensor to terminate the license. We, and our counsel, believe that the MDI would prevail should the  licensor  attempt  to  pursue  a  termination action.  We are also engaged in a dispute with the licensor over completion  of the third  milestone of the license under which completion requires process and procedure  verification  by  an  independent  third  party.  This  verification requirement has not been satisfied as yet.

       The Company  and  its subsidiaries Samba Sarl and AccuMed international,
Inc. (collectively, "MDI")  are  parties  to an Amended License and development
Agreement  with Ventana Medical Systems, Inc.  ("Ventana")  dated  October  31,
2001, pursuant  to  which MDI has licensed certain intellectual property rights and technical information to Ventana. Under the Amended License and Development
Agreement, Ventana was  to  produce an automated pathology imaging system using the intellectual property rights  and  technical information licensed from MDI, and Ventana was to pay MDI royalties based on the sales of such imaging system, as well as software support fees related to licensed software rights.

       Disputes have arisen between MDI  and Ventana regarding their respective performance  under  the  Amended License and  Development  Agreement.  MDI  and
Ventana are currently negotiating  an  agreement  of  settlement  and  release, pursuant  to  which  the  Amended  License  and  Development Agreement would be modified or terminated and if terminated would be replaced by a new agreement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There  were  no  matters  submitted  to a vote of shareholders during the fourth quarter of 2002.

                                    PART II

ITEM 5.    MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS

MARKET INFORMATION

       Our  common  stock  is  quoted on the Over-the-Counter Pink Sheet Market under the symbol "MCDG" (prior to  September 25,  2001  our common stock traded under the symbol "AMPM"). Prior to May 27, 2003 our common  stock traded on the
Nasdaq Over-the-Counter Bulletin Board under the symbol MCDG.  AccuMed's common stock was quoted on the Nasdaq Over-the-Counter Bulletin Board under the symbol
"ACMI".

       The following table lists the high and low closing sale prices per share of  our  common  stock  for  the  periods indicated, as reported on the  Nasdaq
Over-the-Counter Bulletin Board. These prices represent prices between dealers, and may not include retail mark-ups, mark-downs, or commissions.

                                                              CLOSING SALES PRICE
                                                                RANGE OF COMMON
                                                                     STOCK
                                                                     -----
                                                                 HIGH     LOW
                                                                 ----     ---
      Year Ended December 31, 2002
      1st Quarter...........................................    $1.190  $0.820
      2nd Quarter...........................................    $1.120  $0.690
      3rd Quarter...........................................    $0.750  $0.380
      4th Quarter...........................................    $0.340  $0.130

      Year Ended December 31, 2001
      1st Quarter...........................................    $2.060  $0.810
      2nd Quarter...........................................    $1.590  $0.970
      3rd Quarter...........................................    $1.200  $0.360
      4th Quarter...........................................    $1.250  $0.630

HOLDERS

       As  of  June  30,  2003 we had approximately 1,330 record holders of our shares of common stock. This number does not include other persons who may hold only a beneficial interest, and not an interest of record, in our common stock.

DIVIDENDS

       We have not paid a cash  dividend  on  common  shares,  and the Board of
Directors is not contemplating paying one for the foreseeable future.  We  paid non-cash  dividends,  in  the  form of newly issued shares of our common stock, amounting to $392,869 and $34,593 during 2002 and 2001 respectively, to holders of preferred stock who elected to convert their preferred shares and cumulative dividends  into our common stock.  We  have  a  contingent  obligation  to  pay cumulative dividends  on  various  Series of convertible preferred stock in the amount of $2,189,246, which we intend  to pay through the issuance of shares of our common stock, if and when the holders  of  the  preferred  shares  elect to convert  their  shares  into our common stock. Cumulative dividends for various
Series  of  convertible  preferred  stock  total  approximately  $3,143,000  at
December 31, 2002, including  $954,000  in deemed dividends arising as a result of beneficial conversion features on Series'  B  and  C  convertible  preferred stock sold during 2001.

STOCK TRANSFER AGENT

       Our  stock  transfer agent is LaSalle Bank NA, 135 South LaSalle Street,
Chicago, IL 60603, and its telephone number is (312) 904-2000.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

       In  November  2001,   we  completed  a  private  placement  of  Series D
convertible preferred stock to  Ventana  pursuant  to Regulation D. We received
$1,750,000  in  net  proceeds  from  the  sale  of 175,000 shares  of  Series D convertible preferred stock. The Series D convertible  preferred  stock  has  a dividend  rate  of 10% and is convertible into our common stock at a conversion price of $1.00 per  share.  We  also  issued  a  three-year  warrant to Ventana entitling  the holder to purchase 1,750,000 shares of our common  stock  at  an exercise price  of  $1.15  per  share.  The  sale  of  the Series D Convertible preferred  stock  to  Ventana  was  made  in  conjunction with  a  license  and technology agreement under which Ventana was granted  a  perpetual  license  to
Samba  software  and  agreed  to  purchase AcCell instruments over a three year period.  During the first quarter of  2002,  we  fulfilled  the  terms  of  the transfer of  Samba software under the license. We reduced the carrying value of
175,000 shares of Series D convertible preferred stock issued to Ventana in the transaction from  $1,750,000  to $525,000. This amount reflects a value for the shares of Series D convertible  preferred stock equal to the value of a similar number of shares of Series C convertible  preferred  stock,  which  was  issued during the same time period of 2001. There were no warrants, licenses, or other agreements  attached  to Series C convertible preferred stock. We calculated  a fair value of $928,000 for the warrant issued to Ventana and recorded the value as additional paid in capital.  We  used  the Black-Scholes valuation method to calculate  the  value of the warrant. We recorded  the  remaining  $297,000  as license fee revenue.

       In  December   2001,  we  completed  an  exchange  offer  in  which  our
shareholders tendered 10,859,688 shares  of  our  common  stock in exchange for approximately  434,388 shares  of  Series E  convertible preferred  stock.  The
Series E  convertible  preferred  stock  has a dividend  rate  of  10%  and  is convertible  into our common stock at any time  after  December 1,  2002  at  a conversion rate  equal  to  $0.80  per  share. During December of 2002, holders converted 5,144 shares of Series E convertible  preferred stock into our common stock. We issued: 128,601 registered shares of our  common  stock  representing registered  shares  originally  converted  into  Series E convertible preferred
stock  by  the  holder;  12,860  unregistered  shares  of   our   common  stock
representing  the 10% Series E convertible preferred stock conversion  premium;
and 13,719 shares  of our common stock representing cumulative dividends due on
Series E convertible preferred stock as of the date of conversion.

       Between October  28,  2002  and  November 17, 2002 we issued $550,000 in principal amount Bridge II convertible promissory  notes  to  four  holders  in exchange  for  cash. The notes are convertible into common stock at any time at
$0.10 per share.  Since the notes are convertible at less than the market price on the date of issuance, the holders are deemed to have a beneficial conversion feature. We calculated  a  fair  value  $330,000 for this beneficial conversion feature and will amortize the amount as additional  interest  expense  over the life  of  the  notes. Upon completion of significant additional financing plans during 2003, the  holders  of  the  Bridge  II  notes are entitled to receive a warrant to purchase one share of our common stock  for  each four shares of our common stock into which the note converts.

       Between October 30, 2002 and November 7, 2002, four  holders converted a total of 525,000 shares of our Series B convertible preferred  stock, including cumulative  dividends  due  thereon  as of the conversion date, into  3,788,969 unregistered shares of our common stock.

       In November 2002, we issued 225,001  unregistered  shares  of our common stock  to Ralph M. Richart, M.D., as payment for accrued and unpaid  consulting fees amounting  to  $179,689  due  to him for the period June 2000 through June
2002 in accordance with the terms of a consulting agreement.

       In November 2002, we issued 400,000  unregistered  shares  of our common stock  to  Dawn Grohs, a former consultant to MDI. A fair value of $84,000  was calculated for  the shares based on the market price of our common stock on the date of issuance.  The  par  value of $0.001 of the common shares, or $400, was recorded as common stock and the  remaining  amount  was recorded as additional paid  in  capital.  We  recorded  an offsetting expense amount  of  $84,000  to research and development costs during  2002.  At  the  same  time, we issued an option  to  Ms.  Grohs  to  purchase 400,000 shares of our common stock  at  an exercise price of $0.20 per share.  One  third of the option vested immediately and the remaining two thirds vest in equal  amounts  on  the  first  and second anniversaries of the grant date.

       In  November  2002, we issued 200,000 unregistered shares of our  common stock to Monsun, AS as payment of a default penalty on a convertible promissory note. A fair value of $42,000 was calculated for the shares based on the market price of our common stock on the date of issuance.

       In November 2002,  we issued a warrant to purchase 200,000 shares of our common stock at an exercise price of $0.16 per share. The warrant was issued to an advisor as a "finder's fee"  related  to  locating  investors  for Bridge II notes described above.

       In  December  2002,  a  holder  converted  10,000  shares  of  Series  C convertible  preferred  stock,  including  dividends  due  thereon  as  of  the conversion date, into 55,657 shares of unregistered common stock.

       We  issued  the common stock, convertible promissory notes, and warrants pursuant to exemptions  under  Section  4(2)  of  the Securities Act of 1934 as amended.

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

       In  accordance  with  Promissory Note provisions, SCGK forgave the final installment on the note, which  was  due  February 28, 2002. Therefore, MDI did not include the final payment in its debt balance as of December 31, 2001.

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

       On February 13, 2002, MDI issued 750,000 warrants to SCGK for its common stock. The warrants are exercisable at $.01  per  share.  The  750,000 warrants represent  payment  for  the  SpectRx  settlement. The expiration date  of  the
warrant  is  February 12,  2012  and  warrants   may  not  be  exercised  until
February 14, 2003.

EQUITY COMPENSATION PLAN INFORMATION

                     EQUITY COMPENSATION PLAN INFORMATION

Plan Category                           Number of securities to      Weighted-average         Number of securities
                                        be issued opon exercise      Excersise price of       remaining available for
                                        of outstanding options,      outstanding options,     future issuance under
                                        warrants and rights          warrants, and rights     equity compensation plans
                                                                                              (excluding securities
                                                                                              reflected in column (a))

                                                 (a)                         (b)                        (c)

1999 EQUITY INCENTIVE PLAN AS AMENDED -
5,500,000 SHARES                               3,507,517                    $1.296                   1,319,817

1999 EMPLOYEE STOCK PURCHASE PLAN -
200,000 SHARES                                        --                        --                     160,415

EQUITY COMPENSATION PLANS NOT APPROVED
BY SECURITY HOLDERS
  Warrants issued with debt (1)                7,554,318                    $0.506                           0
  Warrants issued for finders services (2)     2,658,426                    $0.696                           0
  Warrants issued for IR services (3)            680,000                    $0.860                           0
  Warrants issued of other services (4)        1,051,493                    $0.086                           0
  Warrants issued for asset acquisitions (5)     472,120                    $0.305                           0
  Warrants from AccuMed acquisition (7)        1,074,056                    $7.174                           0

   1)        MDI  has  and  will  most  likely  continue  to attach warrants to issuances of debt as an additional consideration to debt holders in lieu of payment of higher interest rates on the debt, which would be required based  on  market  interest  rates  prevalent at the time  of  the  debt issuance  and  the  significant level of  risk  involved  based  on  the financial condition of MDI.

   2)        MDI  has and will  most  likely  continue  to  issue  warrants  to financial advisors  who act as finders in the placement of MDI's debt or
       equity  instruments.  The   issuance   of  warrants  to  these  advisors
       significantly  reduces  the  cash  costs,  which   would   otherwise  be
       associated with raising debt or equity.

   3)        MDI has generally included warrants in compensation agreements for providers  of investor relations and or public relations services.  This practice significantly  reduces  the  cash  costs to MDI to obtain these services.

   4)        From time to time, MDI has issued warrants  to  providers of legal and  consulting  services  in lieu of cash payments for those  services.
       During 2002, MDI issued a warrant  to a law firm entitling the holder to purchase 750,000 shares of MDI's common  stock  at  an exercise price of
       $0.01 per share in settlement of fees due to the firm  arising  from the settlement  of  litigation.  A  non-employee  consultant  also agreed to accept  a warrant in lieu of approximately $51,000 in unpaid  consulting fees due.

   5)        During  2000  and  2001,  MDI  issued warrants and cash to pay the initial licensing fees, required under  agreement to exclusively license the  technology  underlying the "In-Cell HPV  Test".  During  2001,  MDI issued  warrants  under  an  agreement to acquire a thirty percent (30%)
       interest in Cell Solutions, Inc., a company assisting in the development of MDI's products.

   6)        In  September  2001,  MDI  completed  the acquisition  of  AccuMed
       International, Inc. by merging it into a wholly owned subsidiary of MDI.
       As a result, MDI assumed stock options and warrants  outstanding  on the records of AccuMed at the time of the acquisition. The remainder of  the options  that  were  assumed  in  the  acquisition are included in total options outstanding under the Equity Incentive Plan.

   7)        See Footnotes No. 10: Stockholders'  Equity  and  No.  13:  Equity
       Incentive  Plan  and  Employee  Stock  Purchase Plan to the Consolidated
       Financial Statements for additional specifics  on the Plans listed above and other issuances of equity for compensation.

ITEM 6.    SELECTED FINANCIAL DATA

      The selected  financial  data  shown  below  is  derived from the audited
Consolidated Financial Statements and notes included elsewhere  in  this Annual
Report on Form 10-K.

         FOR THE FISCAL YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                     2002        2001        2000
                                                     ----        ----        ----
      STATEMENT OF OPERATIONS DATA:
        Net Sales............................      $  1,746    $    877     $ 1,094
        Operating loss.......................      $(10,503)   $(16,087)    $(6,688)
        Net loss allocable to common shareholders  $(13,972)   $(19,791)    $(6,611)

      PER SHARE DATA:
        Net loss.............................      $  (0.49)   $  (0.62)    $  (0.24)
        Weighted average shares outstanding..    28,204,245  32,019,531   27,869,274

      BALANCE SHEET DATA:
        Working deficit......................      $(12,929)   $ (4,472)    $ (3,301)
        Total assets.........................      $  9,659    $ 11,626     $  4,575
        Notes payable: current...............      $  4,650    $  1,424     $  1,105
        Notes payable: long-term.............      $      0    $      0     $      0
        Stockholders' equity (deficit).......      $ (4,579)   $  4,623     $   (125)

ITEM 7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       OVERVIEW

       We  were incorporated in Delaware on December 15, 1998, as the successor to Bell National Corporation, which was incorporated in California in 1958.

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
Samba designs, develops, and markets  web-enabled  software  based  systems for image  analysis,  image  capture,  and  image  transmission and management  for clinical and industrial applications. Samba is also developing software used in the  InPath  System.  A significant portion of 2002  revenues  and  nearly  all revenues reported for prior  periods,  since the inception of the Company, have been generated by Samba. Since December  20,  2002 Samba has operated under the protection  of the French Commercial Court in compliance  with  the  bankruptcy laws of France.  Samba  continues  to  maintain  normal  operations  under  the supervision of an Administrator appointed by the French Commercial Court. Samba will  continue  under operating under the current format until a reorganization and continuation  plan  is  approved  by  the Court, which must act by December
2003, unless an extension of time is granted.  We  anticipate  filing a plan of reorganization and continuation for Samba during the third quarter of 2003.

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
As of December 31, 2002, Cell Solutions had not  delivered  these  products and
MDI was not liable for the issuance of the warrants.

       The  Company  has  incurred  a  significant  operating  loss  since  its inception.  The  Company has raised approximately $27,336,000 since March 1998.
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
Management's plans  include  efforts to obtain additional capital. During 2002,
we  raised  approximately  $3,825,000   through   the  issuance  of  short-term
convertible debt. During 2003, through July 8, we raised $2,141,000 through the issuance of additional short-term convertible debt.  There  can be no assurance that  the  Company  will continue to be successful in raising capital.  If  the
Company is unable to  obtain  additional  capital  or generate profitable sales revenues, the Company may be required to curtail its  product  development  and other activities and may even be forced to cease operations.

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

       License,  Patents, and Technology.   Licenses,  patents,  and  purchased
technology are recorded  at  their  acquisition  cost.  Costs to prepare patent filings  are  capitalized when incurred. Costs related to abandoned  or  denied patent applications  are  written  off  at  the  time of abandonment or denial.
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

       Application  of  Black-Scholes   Valuation   Model.    In  applying  the
Black-Scholes valuation model, the Company has used an expected  dividend yield of zero, a risk-free interest rate of 6% for 2002 and 2001, a volatility factor of 90% for 2002 and 2001, and a fair value of the underlying common  shares  of closing  market  price  on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

       REVENUE

       Revenues for the year  2002 were $1,746,000, an increase of $869,000, or
99%, over revenues for the year  2001. The 2002 revenue increase was the result of increases of: $502,000 in revenues  from  sales  of AccuMed related products and services; $297,500 in revenues realized from the  sale  by  MDI  of a Samba software  and  software  technology  license  to  Ventana  in  2001; $12,500 in revenues  from  initial sales of MDI products; and $77,000 in maintenance  fees related  to installed  software  and  instruments.  Samba's  sales  to  outside customers  declined approximately $20,000. Samba personnel spent a considerable amount of billable  time  working  on  MDI products, the revenues for which are eliminated in consolidation. The operations  of  Samba  are  conducted in local currency,  the  Euro.  We  convert  the  local  currency into U.S. Dollars  for consolidated reporting purposes. Approximately $40,000  of the Samba's revenues are  the result of an increase in the value of the Euro compared  to  the  U.S.
Dollar.  Samba's  revenue  recognition is also subject to the timing of receipt and completion of customer contracts  from  period to period. We may experience quarter-to-quarter and year-to-year variability  in  revenues  as  a  result of these contract-timing issues until we begin to market some or all of our  other products.

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

       All of our reported revenues  for  the year 2000 amounting to $1,094,000 were produced through sales of Samba products  and  services.  Revenues for the year  2000  reflect  an increase of $54,000, or 5%, over 1999 revenues.  During
2000, the average exchange  rate  of  the  Euro  to the U.S. Dollar declined by approximately  15%. This decline reduced the translated  U.S. Dollar  value  of
Samba's 2000 revenues by approximately $169,000.

       COSTS AND EXPENSES

       Cost of Goods Sold

       Cost of goods  sold  for  2002  amounted  to  $852,000,  an  increase of
$376,000, or 79%, over 2001 cost of goods sold. The increase was primarily  the result  of  costs related to the sale of AcCell instruments, changes in Samba's product mix, and the related increase in the translated value of Samba's costs.

       Cost of  goods  sold  for  2001  amounted  to  $476,000,  a  decrease of
$161,000,  or  25.3%  over  2000  cost of goods sold, resulting primarily  from reductions of net sales and decreases  in  software  products  sold with higher gross margins.

       Cost of goods sold for 2000 amounting to $637,000 relates  to  the Samba revenues  and  represents  the cost of computer and imaging hardware, purchased services and products and software  engineering labor and related expenses. The increase in 2000 costs over 1999 costs  reflects  the  increase in the level of business  as  well  as  a change in the product-mix components  of  sales.  The hardware component of Samba  sales  generates a much higher level of cost and a lower gross margin, than do the software  or service components of sales. Samba may supply necessary hardware or the customer  may  supply  hardware  directly.
There is no set pattern in contract hardware and software components.

       RESEARCH AND DEVELOPMENT

       We  devote  a  substantial  amount  of  our  resources  to  research and
development   ("R&D")  related  to  new  products,  including  markers,  tests, instruments and software applications, as well as modifications and refinements of our existing products.

       In 2002,  our  R&D  expenses were $3,338,000, a decrease of $696,000, or
17%, over 2001 R&D expenses.  The  decrease was the result of reductions in R&D staff and related payroll costs of $205,000 most of which came as the result of the closing of the Cleveland laboratory in January of 2002, product development costs of $446,000 because the majority  of product development was completed in prior years, and in consulting costs of $176,000  primarily resulting from non-
cash  costs described below. These reductions were offset  by  an  increase  in clinical trial related costs of $205,000. R&D expenses consist of costs related
to  specific   development   programs   with   scientists  and  researchers  at
universities  and  hospitals;  full  scale device development  contracts  begun during 1999 with industrial design and  manufacturing  companies  covering  the disposable  and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products  and  their  potential uses in the medical technology marketplace, and payroll related costs for  in-house  engineering,  scientific,  laboratory, software development; and research management staff.

       In  2001,  our R&D expenses were $4,034,000, an increase of $608,000, or
17.7% over 2000 R&D  expenses  a  result of increased product development costs for the Cocktail CVX and HPV assays,  the AcCell 2500, and the Point-of-Service
(POS) product.

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

       In order to reduce our  R&D expenses, a portion of the compensation paid to  consultants  may  be in the form  of  awards  of  our  common  stock  (with restrictions attached) or grants of options to purchase our common stock. Since these awards and/or option  grants cover services to be performed over a future time period, we are required to calculate their market value at the end of each reporting period until the work  is complete. Included in the above R&D expense amounts for 2002, 2001 and 2000 are non-cash expenses of  $92,000, of $215,000, and $446,000 respectively, related to the calculated cost of these share awards and options that were charged to expense in each period.

       SELLING, GENERAL AND ADMINISTRATIVE

       Significant components of SG&A  are  compensation  costs  for executive, sales  and  administrative  personnel,  professional fees primarily related  to legal or accounting services, travel costs,  fees  for  public  and/or investor relations  services,  insurance  premiums, recruitment fees, marketing  related costs, amortization and depreciation.

       In  2002, selling, general and  administrative  expenses  ("SG&A")  were
$8,059,000,  an increase of $1,712,000, or 27%, over similar expenses for 2001.
The increase includes: $780,000 in legal expenses related to various public and private offerings as well as increased litigation costs related to the RVC loan transaction; $406,000  in  financing  cost  primarily  related  to the RVC loan transaction;  $597,000  in  printing,  accounting  and other professional  fees
related  to  the  aforementioned  offerings;  and  approximately   $450,000  in
additional amortization resulting from the AccuMed acquisition. These increases were offset by  reductions of $250,000 reduction in investor relations expenses and $250,000 in administrative related payroll expenses.

       In  2001,  SG&A expenses were $6,347,000, an increase of $2,628,000,  or
70.7%, over similar  expenses for the year 2000. This increase is primarily due to increased salaries  and  wages and related payroll costs and other operating expenses resulting from AccuMed merger operations integration.

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

       In 1989, we issued 450,000 stock appreciation rights ("SARs") to various individuals. In 1990, Cadmus Corporation,  a  company  controlled  by Alexander
Milley, one of our directors and a significant stockholder, purchased  the SARs from the individual holders. These SARs entitle the holder to receive a payment equal to the amount by which the market price of our common stock, at the  time of  exercise,  exceeds  $0.30  per share. We can make the payment in cash or by issuing an equivalent number of  shares  of  common  stock. The SARs expired in
November 2001. We are required to charge an amount to  expense  at  the  end of each  interim  reporting  period,  which  represents  the excess of the closing market price of our common stock over the exercise price at that point in time, until  the  SARs are exercised or expire. The charge to expense  is  cumulative over the life  of  the SARs and increases or decreases from period to period in conjunction with the  movement of our common stock price. Included in the above
SG&A expense amounts for  2001 and 2000 are non-cash expenses (or reductions of expenses) of ($79,000), $91,000  respectively,  which  represent the calculated cost of the SARs charged to expense in each period.

       In order to reduce our cash SG&A expenses, we may  issue  shares  of our common  stock  (with  restrictions  attached)  or grant options, or warrants to purchase  shares of our common stock in lieu of compensation  or  payments  for financial advisory  work,  including  advice  on  deal  structure, finder fees, investor  relations  and  introductory  services,  and  general  financial  and investment advice. If the services are completed, we record an expense based on the value of the services. If the services are to be completed  over  a  future period  of  time,  we  are required to calculate a market value for the shares, options, or warrants at the end of each reporting period until the services are completed. Included in the  above  SG&A expense amounts for 2002, 2001 and 2000 are non-cash expenses of $1,078,000, $443,081 and $66,000 respectively, related to the calculated cost of these share  awards, options and warrants, charged to expense in each period.

       IMPAIRMENT LOSS

       Management  determined that there  was  no  further  impairment  of  our intangible assets and  technology  as of December 31, 2002. Management utilized the results of a valuation prepared  by  an independent third party to make its determination.

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

       We had no interest income during 2002.

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

       Interest Expense

       In  2002, our interest expense amounted to $1,606,000,  an  increase  of
$1,080,000,  or  205%  over  2001  interest expense. The entire increase can be attributed to the amortization of debt  discount  arising  from  the beneficial conversion feature of Bridge I and Bridge II convertible promissory notes.

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

       Other Income and Expense, Net

       In January 2002, we received $150,000 as an out-of-court settlement of a lawsuit.

       In 2001, we recorded a $127,000 expense for write-off of warrants earned by Cell Solutions, LLP, a Virginia limited liability company,  as  a  result of the uncertainty of future benefit or revenue stream.

       In  2000,  we  had  a  dispute  with  our  former  outside legal counsel regarding  services and fees. We recorded the disputed fee expense  represented by invoices  and a note payable in 2000 and 1999. In September 2000, we settled the dispute for  approximately  $226,000, less than the existing liability, and recorded the amount as other income.  To  be  consistent with 1999 consolidated reporting we also treated $14,000 in refundable  income  taxes,  related  to an
R & D credit due to Samba under French taxation rules, as other income.

       NET LOSS

       Our net loss for 2002 was $11,960,000. Cumulative dividends for 2002  on the  outstanding  Series  B  convertible  preferred stock, Series C convertible preferred stock and Series D convertible preferred  stock  totaled  $2,012,000.
The  combined  total of the loss and the preferred dividends results in  a  net loss applicable  to  common  stockholders of $13,972,000, or $0.49 per share on
28,704,245  weighted average shares  outstanding.  The  2002  weighted  average shares outstanding  reflect additional shares issued during the year and shares issued as the result  of  the  conversions  of  shares  of Series B convertible preferred stock, Series C convertible preferred stock, and Series E convertible preferred stock, and their related cumulative dividends into  our common stock.
They also reflect the issuance of 5,750,000 of our common stock  as  additional collateral  on  the  RVC  loan. Although these shares are treated as issued and outstanding at December 31,  2002,  they  were  returned  to MDI in 2003 and we cancelled  them  in  April  of  2003.  If  we had not treated these  shares  as outstanding at December 31, 2002 the net loss applicable to common stockholders would have been $0.52 per share.

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

       We did not have any shares of preferred stock outstanding in 2000.

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
market. We used $4,227,000, $7,963,000 during  2002  and 2001, respectively, in operating activities.

       We had severe liquidity problems during the second  half  of  2002. As a result,  we were forced to stop our clinical trials, cut staff, and reduce  our operations  to a minimum level. Officers refrained from drawing salaries during part of the third  quarter  and  all  of the fourth quarter of 2002 in order to reduce demands on our limited cash position. Officers continued to refrain from drawing salaries through the first five  months  of 2003. We were able to raise funds at the end of August 2002 under a loan from Round Valley Capital, LLC, as
described  below.   The  proceeds  of  the loan were used  to  satisfy  certain obligations coming due at that time as well  as  current  operational expenses.
However, as a result of a dispute over the value of a portion of the collateral for the loan, RVC declared the loan in default. We were forced  to  devote  our energies  to  raising funds to repay the RVC loan and to defend our assets from foreclosure. Nearly all of the funds raised during the last quarter of 2002 and the first quarter of 2003 from the issuance of Bridge II convertible promissory notes went to this  effort.  We reached a final settlement on with RVC April 2,
2003.

       At  December 31,  2002,  we  had  cash on hand of $42,000, a decrease of
$983,000 over cash on hand at December 31,  2001  of  $1,025,000. This decrease results from our loss from operations and our inability to raise sufficient new capital due to very unfavorable conditions in financing  markets,  both  public and  private,  for  companies  in  general,  and  especially  for small biotech companies  such  as ours. We were unable to raise sufficient funds  during  the year to maintain adequate  cash  reserves  and  to meet the ongoing operational needs of the business.

       Between February  7, 2000 and April 30, 2000 we sold 3,583,330 shares of our  common  stock at a price  of  $1.50  per  share,  for  total  proceeds  of
$5,329,000, in  the  private  offering. Of the total shares of our common stock sold in the private offering, we  sold  1,333,333 shares of our common stock to
Seaside Partners, L.P., a hedge fund, at $1.50 per share, for total proceeds of
$2,000,000. Dr. Denis M. O'Donnell, one of  our  directors,  is  a  member  and manager  of  Seaside  Advisors,  L.L.C.,  which  provides investment management services to Seaside Partners, L.P. In lieu of cash, we agreed to accept payment in the form of a $2,000,000 promissory note due July 27, 2000, bearing interest at the rate of 8% per year. We agreed to extend the  original  due  date of the note until November 30, 2000. Seaside Partners, L.P. made payments against  the principal  of  the  note  amounting  to  $1,550,000  during 2000. The remaining principal  amount  of the note was repaid between June 2001  and  August  2001.
Accrued interest due  on  the  note amounting to $88,000 was paid in August and
December of 2001.

       In  July  1999, Samba negotiated  a  Revolving  Credit  Line  with  Banc
National de Paris  ("BNP").  In  January  2003  the  Revolving  Credit Line was
converted  to  an  overdraft  facility  capped  at 150,000 Euros, approximately
$158,000 U. S. Dollars. The terms of the overdraft  facility  require  Samba to pay  interest at 8.8% on advances outstanding under the overdraft facility  and grant  BNP a security interest in Samba accounts receivable. As of December 31,
2002, an  amount of $207,000 was outstanding against the revolver. The overdraw facility continues in effect under Samba' current operating conditions.

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
The Company has consolidated the results of operations of AccuMed from the date of acquisition.  Fair market value of tangible and intangible assets of AccuMed was determined by  a third-party valuation, resulting in a total purchase price of approximately $14,178,000.

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
share in accordance with the terms of the agreement and first addendum. We used the Black-Scholes valuation model to determine a fair value for the warrants of
$530,000 and recorded  the amount as capitalized license and additional paid in capital. In January 2001,  we  signed the second addendum. This second addendum provided that the second development  milestone  was  met  in December 2000 and that  $150,000  cash  payment  due would be paid in equal installments  over  a period  of  six months beginning in  January 2000.  The  second  addendum  also amended the agreement  to more closely reflect Dr. Patterson's inventorship and ownership of the technology.  In June 2001, we signed the third addendum to the agreement. This third addendum provided that the final milestone would be split into three parts and that the first  part  was  met in June 2001. The remaining two parts of the final milestone have yet to be completed.  As  a result of the completion  of  the  first  part  of the third milestone, we paid Dr. Patterson
$35,000 in cash and issued a warrant  to  purchase  50,000 shares of our common stock  at  an  exercise  price  of $0.01 per share. We used  the  Black-Scholes valuation model to determine the  fair  value  for  the warrants of $49,000 and recorded  the  amount  as  capitalized  license costs and  additional  paid  in capital.

       We  also  signed a Development Agreement with Invirion and Dr. Patterson in June of 2000 to  complete the development and integration of the HPV product with the InPath System.  We  paid  $100,000 in cash and continued to pay $5,000 monthly consulting fees, until March  2003,  to cover all costs to complete the
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

       On  November 1, 2000, we issued a convertible promissory note to Monsun,
AS in exchange for $500,000 in cash. The note bears interest at the rate of 15%
per year and  was  due  twelve  months  from  the  date  of  issue. The note is convertible into our common stock, any time after the expiration  of  the first
180 days of the loan term, at a conversion price of $1.00 per share. Since  the conversion price was less than the market price of our common stock at the time of  the  transaction the holders are considered to have a beneficial conversion feature. We  recorded a value of $125,000 to this beneficial conversion feature as debt discount,  reducing  the carrying amount of the debt. The debt discount is amortized as additional interest  expense  over the life of the note. During
2001 and 2000, we recorded charges of $104,000  and $21,000 to interest expense to reflect the amortized amount of debt discount. On October 31, 2001 we issued a warrant to Monsun, AS entitling the holder to purchase  100,000 shares of our common stock at an exercise price of $0.60 per share, a discount  of 20% to the market  price  of  our common stock at the time, as consideration for  Monsun's agreement to extend  the  maturity  date of the note until January 31, 2002. We used the fair value interest rate method  to  determine  a  fair  value  of the warrant  of  $25,000  and  charged  the  amount  to interest expense during the period.  On  January 31, 2002, we issued a three-year  warrant  to  Monsun,  AS entitling the  holder  to  purchase  200,000  shares  of our common stock at an exercise price of $0.30 per share, a 70% discount to the  market  price  of our common  stock  at  that  date,  as consideration for a further extension of the maturity date of the note until April  1,  2002.  A  fair  value  of $4,110 was calculated  for  the  warrant  using  the  fair value interest rate method.  We recorded the amount as additional interest expense during the period. On April,
1, 2002, we issued a five-year warrant to Monsun,  AS  entitling  the holder to purchase 200,000 shares of our common stock at an exercise price of  $0.70  per share,  a 23% discount to the market price of our common stock on that date, as consideration for another extension of the maturity date of the note until July
31, 2002.  A fair value of $8,287 was calculated for the warrant using the fair value interest  rate  method  and  was  recorded as additional interest expense during the period. In November 2002, we issued  200,000  shares  of  our common stock  to Monsun, AS in lieu of a default penalty on the note. A fair value  of
$42,000  for  the  shares  was  calculated using the market price of our common stock on the date the shares were  issued. We recorded this amount as financing expenses  during  the period. We made  payments  against  the  note,  including accrued interest, totaling  $117,000  during  2002.  The  note  is currently in default  and  Monsun has brought suit against Peter Gombrich, our Chairman,  to collect the unpaid  principal  and  accrued  interest  based  on Mr. Gombrich's personal guaranty of the note. We are paying Mr. Gombrich's legal  expenses  to defend the suit.

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
The note is convertible into common stock, any time after the expiration of the first 180 days of the loan  term  at a conversion price of $1.00 per share. The conversion price of the note was less than the market price of the common stock at the date of issuance and therefore,  the  holder  is  considered  to  have a beneficial  conversion  feature.  We  determined  the  value of this beneficial conversion feature to be $50,000. This value was recorded as a reduction to the debt and will be amortized as additional interest expense  over the life of the note.  During  the  period  from  May 15, 2001 through September 30,  2001,  we recorded $31,000 to interest expense  to  reflect  the amortization of the debt discount on this note. In March 2002, NeoMed Innovations  III,  L.P.  converted the $500,000 principal amount of this note and $60,000 in accrued interest  due thereon  into  a  Bridge  I  convertible  promissory  note  as  described  in a succeeding paragraph.

       On  July 26,  2001,  we  issued  a promissory note to Cadmus Corporation
("Cadmus")  in exchange for $100,000 in cash.  Alexander  Milley,  one  of  our directors and a significant stockholder, is also considered a control person of
Cadmus. On August 6,  2001,  we issued a promissory note to Azimuth in exchange for $100,000 in cash. The notes,  which  were  due  on  September 22,  2001 and subsequently  extended  to November 15, 2001, bore interest at the rate of  15%
per annum. As additional  consideration  for  the  notes,  we  issued five-year warrants to Cadmus and Azimuth entitling each holder to purchase 250,000 shares of the common stock at an exercise price of $1.00 per share. The closing market prices  of  the  common  stock  on  the respective issue dates of the  warrants entitling each holder to purchase 250,000 shares of common stock were $0.73 per share. We determined using the fair value  interest rate method, the fair value of  these warrants to be $1,400. This value was  charged  to  interest  expense during the third quarter.

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

       In  February  2002,  we issued a $118,500 promissory  note  to  Schwartz
Cooper  Greenberger & Krauss ("SCGK")  in  exchange  for  past  legal  services regarding the settlement of litigation in which we were represented by SCGK. We repaid the  note  in September of 2002. As part of the settlement related legal services, we also issued  a  warrant  to  SCGK entitling the holder to purchase
750,000 shares of our common stock at an exercise  price of $0.01 per share. We calculated  a  fair  value of $675,000 for the warrnt using  the  Black-Scholes valuation method and recorded the amount as legal fees during 2002.

       Between March 22, 2002 and June 28, 2002, we issued $3,185,000 in series
Bridge I convertible promissory  notes to accredited investors. Included in the total amount of Bridge I notes issued  is  a  note issued to NeoMed Innovations
III, which represents the conversion of an outstanding  convertible  promissory note,  including  $60,000  in  accrued  interest  due thereon, into a Bridge  I convertible promissory note. The notes are due December 31, 2002, bear interest at the rate of 7% per annum and are convertible at  any  time  into  our common stock  at  a  conversion  price  equal to 75% of the market price of our common stock on the date of the conversion.  In  addition,  we issued a warrant, which entitled  each  holder to purchase one share of common stock,  at  an  exercise price of $0.25 per  share,  for  each  dollar  principal  amount  of  notes. We calculated  a  fair  value  of  $99,950 for these warrants using the fair value interest rate method and recorded  this  amount  as additional interest expense during the 2002. At the time of conversion of the  note, the holder is entitled to receive a Private Warrant to purchase one share of  common  stock  for  each four  shares  of common stock into which the note converts at an exercise price equal to 150% of  the  conversion  price.  Since  the measurement date of these warrants was not determined as of December 31, 2002,  we  have not determined a value  for these warrants as of that date. Since the conversion  price  of  the notes is  at a 25% discount to the market price of our common stock, the holder is considered  to have a beneficial conversion feature. We determined the value of this beneficial conversion feature to be $1,049,808 and recorded this amount as additional interest  expense  during  2002.  The  notes are in default as of
January 1, 2003 and we are working with the holders to  resolve  the situation.
In  February  2003,  NeoMed  Innovations  III converted $1,060,000 in principal amount  of Bridge I convertible promissory notes  into  Bridge  II  convertible promissory notes.

       In May 2002, we issued a warrant entitling the holder to purchase 51,493 shares of  our  common  stock at an exercise price of $0.01 per share to a non-
employee  consultant in lieu  of  payment  of  consulting  fees  due  for  past services. We  calculated  a  fair value of $50,969 for the warrant based on the
value of the consulting fees due.   We  recorded  the  amount as a reduction of
accounts payable.

       In July 2002, we issued 113,832 shares of our common  stock  to a vendor in  lieu  of  payment in cash for services. We calculated a fair value for  the shares of $78,000  based  on  the value of the services and the market value of our common stock at the time of  the transaction. We recorded the entire amount as administrative expense during 2002.

       In July 2002, we settled a claim brought by Trek Diagnostic Systems, Inc against AccuMed regarding breach of representations and warranties in a certain agreement under which Trek purchased  the  microbiology  business of AccuMed in
2000. We issued a promissory note to Trek in the amount of  $80,000, payable in two equal installments on September 1 and December 1, 2002. We  made  the first payment  but  did  not make the second causing a default on the note. Trek  has instituted legal against  to  obtain  payment  of the remaining amount due. The unpaid portion of the note accrues interest at the rate of 8% per annum.

       In  August  2002,  we issued 60,182 shares of  our  common  stock  to  a financial advisor as consideration  for services provided. We determined a fair value of $30,000 for the shares based  on  the market value of our common stock at  the  time  the  shares  were  issued.  We recorded  the  entire  amount  as administrative expense during 2002.

       On August 30, 2002, we issued a promissory note to Round Valley Capital,
LLC  in  the  amount of $825,500 representing $650,000  in  cash  proceeds  and
$175,500 in unearned  interest.  The note bears a calculated effective interest rate of 36% per annum and is due June  1,  2003.  The note is secured by all of our assets. We issued a certificate representing 5,750,000 shares of our common stock as additional collateral for the loan.  We paid  cash transaction fees of
$147,063. As additional non-cash transaction fees, we issued RVC 711,364 shares of our common and one-year warrants to purchase 681,818  shares  of  our common stock  at  an exercise price of $0.20 per share. We calculated affair value  of
$362,795 for  the  shares  of our common stock based on the market price of our common stock on the date the  shares were issued. We calculated a fair value of
$156,000 for the warrant using  the  Black-Scholes  valuation method. The total value  of  the  combined  cash and non-cash transaction fees  was  recorded  as prepaid financing costs and will be amortized over the life of the note. During
2002, we made principal and interest payments on the note amounting to $350,000 and $59,500, respectively. We also recorded amortization of $377,638 in prepaid financing costs through the  end  of  2002.  As  a result of a dispute over the value of certain collateral, RVC declared the note  in default shortly after we received the proceeds and began attempts to foreclose on the collateral and all of our assets. We instituted legal action to prevent  the  foreclosure and sale of  our assets. We reached a final settlement, as described under  the  heading
"Recent  Developments"  covered  earlier  in  this report, with RVC in April of
2003.

       Beginning  in October 2002, we began a issue  of  up  to  $4,000,000  in series Bridge II convertible  promissory  notes  to accredited investors. As of
December 31, 2002, we had issued $550,000 in principal  amount  of notes in the series,  the proceeds of which were primarily used to make payments  under  the
RVC loan described  above. The notes are due July 31, 2003 and bear interest at the rate of 12% per annum,  payable  at  maturity  date  in kind in the form of shares of our common stock. We granted the holders a junior  security  position in all of our assets. The Bridge II notes are convertible at any time into  our common  stock.  The conversion price of the note and the value of common shares paid in kind as interest  for  the first $1,000,000 in principal amount of cash subscriptions, determined on a "first  come  - first served" basis is $0.10 per share.  The note conversion price and the value  of  shares  paid  in  kind  as interest for the remaining $3,000,000 in principal amount of notes is $0.15 per share. The  conversion  price  of the notes issued during the fourth quarter of
2002 was less than the market price  of  our common stock, therefore the holder is considered to have a beneficial conversion  feature. We determined the value of the beneficial conversion feature to be $330,000,  based  on  the difference between  the  conversion  price  and  the market price of our common stock.  We recorded  the amount as a discount to the  notes  and  we  are  amortizing  the discount amount  as  additional interest expense over the life of the notes. We recorded additional interest  expense  of  $71,800 during the fourth quarter of
2002 to reflect the amortization for the period.  When,  and  if,  we  complete significant  additional financing plans, as outlined in the subscription,  each holder of Bridge  II  notes  is  entitled  to receive a warrant to purchase one share of our common stock for each four shares  of  our common stock into which the  note  converts at an exercise price of $0.15 per share  for  notes  issued within the first  $1,000,000 in principal amounts and $0.20 per share for notes in the remaining $3,000,000 of the offering.

       In November  2002,  we  issued  400,000  shares of our common stock to a former employee / consultant in settlement of litigation.  We calculated a fair value for the shares of $84,000 based on the market price of  our  common stock on  the date the shares were issued. We recorded the entire amount as  research and development expense during 2002.

       In November 2002, we issued 225,001 shares of our common stock to a non-
employee  consultant as payment for past consulting services in accordance with the provisions  of a contract we have with the consultant. We determined a fair value of $180,000  for the shares based on the market price of our common stock on the date the shares were issued. We recorded a reduction in accrued expenses of $130,000 and we recorded  the  remaining  amount as research and development expense during 2002.

       In November 2002, we issued a warrant entitling  the  holder to purchase
200,000 shares of our common stock at an exercise price of $0.16  per  share to an  advisor  who  acted  as  a  finder  for  investors in Bridge II convertible promissory notes. We calculated a fair value of  $44,000  for the warrant using the Black-Scholes valuation method. We recorded the entire  amount as financing costs during 2002.

       We  incurred approximately $88,000 and $542,000 in capital  expenditures
for  the  years   ended   December 31,  2002  and  2001  respectively.  Capital
expenditures are defined as  disbursements  for laboratory equipment, leasehold improvements, software, and furniture/fixtures  with a purchase price in excess of $1,000 per item and useful life in excess of one  year. The decrease in 2002 capital  expenditures  resulted  from  decreased purchases  of  laboratory  and computer  equipment and software in support  of  our  product  development  and research efforts and in support of our clinical trial network.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       A market risk inherent in our financial statements is the potential loss in  fair value arising from adverse changes in interest rates. We do not engage in any hedge transactions or use derivative financial instruments to reduce our exposure  to  interest  rate  changes since all of our indebtedness is at fixed interest  rates.  At  December 31,  2002,  the  carrying  amount  of  our  debt instruments approximated  their  fair  value.  In  addition, as of December 31,
2002,  we  were not exposed to any material foreign-currency,  equity-price  or other type of  market  or  price  risk.  Samba  conducts  the  majority  of its operations in Europe using local European currencies. At December 31, 2002,  we
have   recorded  a  negative  cumulative  translation  adjustment  of  $151,000 reflecting  the  valuation, using December 31, 2002 currency exchange rates, of our investment in and current accounts with Samba and Oncometrics.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Our  Consolidated  Financial Statements for the years ended December 31,
2002, 2001, and 2000, together  with  the  reports  of:  Altschuler Melvoin and
Glasser, LLP dated June 26, 2003 on the Consolidated Financial  Statements  for
the  year ended December 31, 2002; Auditeurs & Conseils Associes dated June 26,
2003 on  the Financial Statements of Samba Technologies SARL; and Ernst & Young
LLP dated April 8, 2002, on the Consolidated Financial Statements for the years ended December  31,  2001 and 2000, are filed as part of this report commencing on page F-1.

ITEM 9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

       RESIGNATION OF PRIOR AUDITORS:

       Ernst & Young LLP resigned as our auditors effective February 25, 2003.

       The  reports  of  Ernst  &  Young  LLP  on  our  2000 and 2001 financial statements,  respectively,  included  an  explanatory paragraph  regarding  our ability to continue as a going concern. The reports of Ernst & Young LLP on our consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion  and,  other than as described in the preceding sentence, were not qualified or modified as to uncertainty, audit scope, or accounting principles.

       In connection with the audits  of  our  financial statements for each of the two fiscal years ended December 31, 2000 and  2001,  and  in the subsequent interim  period,  there  were no disagreements with Ernst & Young  LLP  on  any matters of accounting principles  or practices, financial statement disclosure, or auditing scope and procedures, which  if not resolved to the satisfaction of
Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

       In accordance with paragraph 304(a)(1)(v)A  of  Regulation S-K we report that  a letter from Ernst & Young  LLP to our Audit Committee  dated  April  8,
2002 reported  material weaknesses related to the following matters, which were also discussed directly between our Audit Committee and Ernst & Young LLP.

*      Ernst & Young  LLP  reported  that  the  financial oversight function to monitor  and summarize appropriately the transactions  and  operations  of  the
Company was ineffective.

*      Ernst    &    Young    LLP    reported    that    significant    account
reconciliations/analyses were not performed on a timely basis and additionally, in  cases  where reconciliations/analyses were prepared, reconciling items  had not been investigated and reconciliations were not reviewed or approved.

       In a  meeting  with  our  Audit Committee on August 13, 2002, management reported to the Committee that it  had  developed procedures, forms, checklists and reporting packages to address these weaknesses  and  some progress had been made to improve our system of internal controls.

       We authorized Ernst & Young LLP to respond fully to the inquiries of the successor auditor regarding these matters.

       ENGAGEMENT OF NEW AUDITORS:

       The  Board  of  Directors  and  the  Audit  Committee,  after  reviewing proposals from several firms, engaged Altschuler Melvoin and Glasser LLP as our auditors  for  the  fiscal  year  ended  December 31, 2002. The engagement  was effective April 30, 2003. During the two most  recent  fiscal years and through
April  30,  2003, we did not consult with Altschuler Melvoin  and  Glasser  LLP regarding either  the  application  of  accounting  principles  to  a specified transaction,  either completed or proposed; or, the type of audit opinion  that might be rendered  on  our financial statements. Altschuler Melvoin and Glasser
LLP has not provided us  with  a  written  report or oral advice regarding such principles or audit opinion.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      NAME                       OFFICES AND POSITIONS, IF ANY, HELD WITH THE
      ----                       COMPANY; AGE
                                 ------------

      Peter P. Gombrich........  Chairman of the Board, Chief Executive Officer,
                                 Secretary and Director; Age 65
      Dennis L Bergquist.......  President and Chief Financial Officer; Age 43
      Alexander M. Milley......  Director; Age 49
      Robert C. Shaw...........  Director; Age 49
      John Abeles, M.D.........  Director; Age 58
      Denis M. O'Donnell, M.D..  Director; Age 49

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

       DENNIS L BERGQUIST was appointed President  and  Chief Financial Officer on  June  1,  2003.  Mr. Bergquist is a principal and founder  of  Bergquist  &
Bergquist, a financial  consulting  firm,  established in 1990. The firm offers services in finance, restructuring, tax, accounting,  operations, and executive services of a Chief Financial Officer on a temporary or  permanent  basis.  Mr.
Bergquist  was  Chief  Financial Officer of DCNL Incorporated, a privately held beauty supply manufacturer  and distributor from 1997 until its sale in 1998 to
Helen of Troy, Inc. As both a  consultant  and  Chief Financial Officer, he has been involved in raising private equity and various  forms of secured and line-
of-credit financing. Mr. Bergquist has a Bachelor of Science degree in Business
Administration - Accounting from California State University  -  Fresno  and an
MBA  in  Finance from Cornell University. Mr. Bergquist is a licensed Certified
Public Accountnat in the State of California.

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

       Based  solely  on  the Company's review of copies of such reports it has
received  and  of  written  representations   from  certain  reporting  persons
concerning their beneficial ownership of the common stock, the Company believes that during 2002 all reports were timely filed.

ITEM 11.   EXECUTIVE COMPENSATION

                                 COMPENSATION

COMPENSATION OF DIRECTORS

       The  Company compensates its non-management directors through the annual grant of options to purchase shares of common stock. The options are granted at the first directors  meeting  following the annual meeting of stockholders. The exercise price of the options is set at the fair market value determined by the closing price of the common stock  as reported on the Over-the-Counter Bulletin
Board  on  the date of the grant. Non-Management  directors  were  not  granted options for  the  year 2002. Non-management directors were each granted options to purchase 219,000 shares,  and  50,000 shares  for  the years, 2001 and 2000, respectively. The Company also reimburses directors for  expenses  incurred  in connection with their attendance at meetings of the Board of Directors.

                          SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                                                   ------------
                                                                                               RESTRICTED
                                                                      ANNUAL COMPENSATION        STOCK
NAME AND PRINCIPAL POSITION                   YEAR      SALARY       BONUS(1)    OTHER(2)(3)     AWARDS     OPTIONS
---------------------------                   ----      ------       --------    -----------     ------     -------
Peter P. Gombrich,........................    2002    $  200,000            0    $        0        0              0
   Chairman of the Board and..............    2001    $  247,000    $       0    $    9,000        0        150,000
   Chief Executive Officer, President,....    2000    $  227,000    $  50,000    $   35,153        0        200,000
   Acting Chief Financial Officer and
   Secretary
Leonard R. Prange(4)......................    2002    $        0            0    $        0        0              0
   President, Chief Operating, Chief          2001    $  177,000    $       0    $   18,307        0         50,000
   Financial Officer and..................    2000    $  162,500    $  25,000    $   24,270        0        100,000
   Secretary
Stephen G. Wasko(5).......................    2002    $   85,161    $  13,750    $        0        0              0
   President and Chief Operating Officer..    2001    $        0    $       0    $        0        0              0
      ....................................    2000    $        0    $       0    $        0        0              0

-----------------------
(1)   The  employment  agreements  of  Mr.  Gombrich  and Mr. Prange, until his resignation, provide that they are each entitled to receive  bonus compensation at  the discretion of the Board of Directors. During February 2001,  the  Board
authorized  bonus payments for the year 2000, respectively, to Mr. Gombrich and
Mr. Prange.

(2)  Prior to  2002,  MDI  policy  provides  that  an employee may receive cash compensation in lieu of unused vacation time or defer  unused vacation time for use in future periods. Mr. Gombrich received cash compensation  of  $26,153  in
2000  and  Mr. Prange received cash compensation of $18,270 in 2000 and $12,307 in 2001 to offset portions of their respective unused vacation time.

(3)  The employment  agreements  of  Mr.  Gombrich  and  Mr.  Prange, until his resignation, provide that they are to receive monthly automobile  allowances of
$750 and $500, respectively.

(4)  Mr. Prange resigned his executive officer positions effective December 31,
2001.

(5)  Mr. Wasko was appointed President and Chief Operating Officer  on June 10,
2002 and resigned those positions on January 22, 2003. Mr. Wasko did  not  draw any  cash salary or cash bonus payments from September 1, 2002 through his date of resignation  in  January 2003. Mr. Wasko has filed a claim with the Illinois
Department of Labor seeking unpaid compensation due to him for this period.

(6)  Mr.  Gombrich  did  not draw any cash salary, cash bonus payments, or cash car allowance from September  1,  2002  through December 31, 2002. Mr. Gombrich continued to refrain from drawing any cash  compensation  for  the  first  five months  of  2003.  In conjunction with the proposed debt restructuring in 2003,
Mr. Gombrich has agreed  to  forgo $50,000 of unpaid compensation due to him at
December 31, 2002. He also agreed  to reduce his current salary to $225,000 and to forgo any salary increases due under  his  employment  agreement, automobile allowances, and incentive compensation for 2002 and 2003.

STOCK OPTIONS

                             OPTION GRANTS IN 2002

      There  were no options relating to common  stock  granted  to  the  named executive officers during 2002.

      The following  table  sets forth information with respect to the value of all stock options held at December 31,  2002  by  the  named current and former executive officers. Mr. Prange exercised options to purchase  361,000 shares of common stock during 2002

                      FISCAL YEAR END OPTION / SAR VALUES

                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                      UNDERLYING UNEXERCISED             IN-THE-MONEY
                                           OPTIONS/SARS                  OPTIONS/SARS
                                       AT FISCAL YEAR ENDED          AT FISCAL YEAR ENDED
      NAME                          EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
      ----                          -----------  -------------   -----------   -------------
      Peter P. Gombrich............   196,666       153,334           0            0(2)
      Leonard R. Prange(1).........         0             0           0            0

-----------------------
(1)   On  May  27,  1999,  Mr. Prange was granted an option to purchase 400,000 shares of common stock at an  exercise  price  of  $0.3937  per share, the fair market  value  as  of the date of the grant determined in accordance  with  the provisions of the 1999 Equity Incentive Plan. One third of the option vested on the date of grant, one  third  on May 27, 2000, and the remainder vested on May
27, 2001. Mr. Prange's options for  100,000 shares granted May 23, 2000 and for
50,000 shares granted February 22, 2001  were cancelled upon his resignation on
December 31, 2001. In January of 2002 Mr.  Prange exercised options to purchase
250,000 shares of common stock under the terms  of  his severance agreement. On
March  31,  2002  Mr. Prange exercised options to purchase  111,000  shares  of common stock and surrendered  options to purchase 39,000 shares of common stock in lieu of the exercise price.

(2)  Options granted to Mr. Gombrich  during  2000  vest at the rate of 20% per year beginning on May 23, 2001, and have exercise prices  of  $2.75  per share.
Options  granted  to  Mr.  Gombrich during 2001 are options for 100,000 shares, which vest at the rate of 33%  per  year  beginning  February  22, 2001 with an exercise price of $1.6875 and options for 50,000 shares, which vested  on  July
25, 2001 with an exercise price of $1.01.

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

EMPLOYMENT AGREEMENTS

       Mr. Gombrich  is  employed  as Chairman of the Board and Chief Executive
Officer  of  the Company pursuant to an  employment  agreement  (the  "Gombrich
Agreement") with  InPath  dated May 1, 1998. The Gombrich Agreement was amended on December 4, 1998, to reflect changes related to the acquisition of InPath by
MDI. Under the Gombrich Agreement,  Mr. Gombrich  receives  annual compensation consisting of a base salary, a bonus determined at the discretion  of the Board of  Directors, and a monthly automobile allowance of $750. Mr. Gombrich's  base salary  may  be increased at the discretion of the Board of Directors. His base salary was $225,000  in 2000 and $250,000 in 2001 and 2002. In conjunction with the Company's planned  restructuring in 2003, Mr. Gombrich agreed to reduce his
current  base  salary  to  $225,000   and  to  forgo  salary  increases,  bonus
compensation, and the monthly  automobile  allowance  for  2002  and  2003. Mr.
Gombrich also agreed to forgo $50,000 in accrued an unpaid compensation  due to him  for  2002.  The  Gombrich  Agreement  had  an initial term of three years, beginning  May 1,  1998  and ending April 30, 2001.  Thereafter,  the  Gombrich
Agreement automatically renews for consecutive terms of two years unless either
Mr. Gombrich or the Company  elects not to renew it. The Gombrich Agreement has been renewed and is effective  through  April 30, 2005. For two years following the termination of the Gombrich Agreement,  Mr. Gombrich may not participate in a business that substantially and directly competes  with the Company. If there is a change of control, as defined in the Gombrich Agreement,  and  the Company thereafter  terminates  the  Gombrich  Agreement without cause, or Mr. Gombrich terminates the agreement for good reason, as defined in the Gombrich Agreement,
Mr. Gombrich is entitled to a lump-sum severance  payment  equal to three times the sum of his annual base salary, his annualized monthly automobile allowance, and the highest incentive compensation paid to him in any of  the previous year incentive compensation periods. If Mr. Gombrich is terminated without  cause or resigns  for good reason, and no change of control has occurred, he is entitled to a lump-sum  severance  payment  equal  to two times the sum of the foregoing amounts.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          PRINCIPAL STOCKHOLDERS AND
                       SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth as  of  June  30, 2003 with respect to any person who is known to the Company to be the beneficial  owner  of more than 5%
of the outstanding shares of common stock of the Company, the name  and address of  such  owner,  the number of shares of common stock beneficially owned,  the nature  of  such ownership,  and  the  percentage  such  ownership  is  of  the outstanding shares of common stock:

                                                         NUMBER OF SHARES     PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED   OF CLASS
      ------------------------------------              ------------------   --------

      Peter P. Gombrich...............................      15,162,821         31.8%
      414 N. Orleans, Suite 510
        Chicago, IL 60610(1)

      Alexander M. Milley.............................      11,553,559         24.2%
        Azimuth Corporation
        3600 Rio Vista Boulevard, Suite A
        Orlando, FL 32805(2)

      William J. Ritger...............................       8,805,208         21.3%
        Seaside Partners, L.P.
        623 Ocean Avenue
        Sea Girt, NJ 08750(3)

      Ventana Medical Systems, Inc....................       3,783,836          9.4%
        3865 N. Business Center Dr.
        Tucson, AZ 85705(4)

      RS Diversified Growth Fund......................       4,242,000         10.4%
        388 Market Street
        Suite 1700
        San Francisco, CA 94111(5)

      NeoMed Innovations, III, L.P....................      10,160,614         21.8%
        8 Queensway House, Queen Street
        St. Helier
        Jersey, JE2 4WD, Channel Islands(6)

-----------------------

(1)    Includes:  (i)  1,021,327  shares of common stock held by Mr. Gombrich's wife as the result of the conversion  of  Series E convertible preferred stock, including cumulative dividends;  (ii)  1,000,000  shares issuable upon  exercise  of  a  warrant  granted by the Company to Mr. Gombrich's wife, which is exercisable within  sixty  days;  (iii) 10,000,000 shares issuable upon conversion of a convertible promissory  note  held  by Mr.
       Gombrich's  wife; and (iv) 270,000 shares subject to options granted  by the Company to  Mr. Gombrich  that  are  exercisable  within sixty days.
       Mr. Gombrich disclaims beneficial ownership of the aforesaid shares held by his wife.

(2)    Includes:  (i) 779,552  shares  issuable  upon  conversion  of  Series E convertible  preferred  stock,  including cumulative dividends, held  by
       Mr. Milley; (ii) 282,881 shares owned by Cadmus of which Mr. Milley is a director and executive officer, 1,522,038  shares  subject to conversion of Series E convertible preferred stock, including cumulative dividends, held by Cadmus, 250,000 shares issuable to Cadmus under warrants granted by  the  Company,  and  289,285  shares issuable to Cadmus  under  Stock
       Appreciation  Rights  granted  by  the   Company;  (iii) 638,495  shares
       issuable  upon  conversion  of  Series E  convertible  preferred  stock, including cumulative dividends, held by Azimuth,  of which Mr. Milley is a  director  and  executive  officer  and 2,875,000 shares  issuable  to
       Azimuth  under  warrants  granted  by the Company;  (iv) 634,819  shares issuable  upon  conversion  of  Series E  convertible  preferred  stock, including cumulative dividends, held  by  MMI,  of which Mr. Milley is a
       director  and  executive  officer;  (v) 187,489  shares   issuable  upon
       conversion of Series E convertible preferred stock, including cumulative dividends, held by Winchester National, Inc. ("Winchester National"), of
       which  Mr. Milley  is a director and executive officer; and (vi) 219,000 shares subject to options  granted by the Company to Mr. Milley that are exercisable within 60 days.  In  July  of 2003, MDI agreed to cancel the outstanding warrants held by Azimuth and Cadmus and to issue a new five-
       year  warrant  entitling  the holders to purchase  6,500,000  shares  of common stock. MDI also agreed  to  issue  an  additional 120-day warrant entitling the holders to purchase 500,000 shares  of  common  stock. The number of shares beneficially held by Mr. Milley is adjusted to  reflect this  transaction.  (See  Item  13  Certain  Relationships  and  Related
       Transactions for additional details concerning this transaction.)

(3)    Includes:  (i) 290,548  shares  issuable  upon  conversion  of  Series C convertible  preferred  stock,  including shares issuable for cumulative
       dividends,  1,566,451  shares  issuable   upon  conversion  of  Series E
       convertible preferred stock, including shares  issuable  for  cumulative dividends,  and  3,000,000 shares issuable upon conversion of Bridge  II convertible promissory notes, all held by Mr. Ritger; (ii) 70,000 shares
       owned  by  The  Research   Works,  Inc.,  a  corporation  controlled  by
       Mr. Ritger; and (iii) 3,735,000  shares  owned by Seaside Partners, L.P.
       ("Seaside"), of which Mr. Ritger is the Managing Partner.

(4)    Includes   2,033,836  shares  issuable  upon  conversion   of   Series D
       convertible  preferred  stock,  including  cumulative dividends, held by
       Ventana and 1,750,000 shares issuable to Ventana  under warrants granted by the Company.

(5)    Includes   4,242,000  shares  issuable  upon  conversion   of   Series C
       convertible  preferred stock, including cumulative dividends, held by RS
       Diversified.

(6)    Includes: (i)  2,033,947  shares  issuable  upon  conversion of Series B
       convertible  preferred  stock,  including  cumulative  dividends;   (ii)
       7,066,667  shares  issuable  upon  conversion of a Bridge II convertible promissory note, which is convertible  at  any time; and (iii) 1,060,000 shares issuable upon exercise of warrants granted  by  the  Company that are exercisable within 60 days.

       The following table sets forth as of June30, 2003, with respect  to  any person  who  is known to the Company to be the beneficial owner of more than 5%
of the outstanding shares of Series A convertible preferred stock, the name and address of such  owner,  the number of shares of Series A convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series A convertible preferred stock:

                                                         NUMBER OF SHARES     PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER(1)           BENEFICIALLY OWNED   OF CLASS
      ---------------------------------------           ------------------   --------

      France Finance IV(2)............................        47,250           40.0%
        Societe de Bure Ferri
        51, rue Vivienne
        75002 Paris, FRANCE

      Mizbourne Investment Corp.(3)...................        11,812           10.0%
        c/o RNYS F/B/O
        1 Hanson Place, 8th Floor
        Brooklyn, NY 11243

      Fifth Third Bank of Western Ohio, Ttee(4).......        35,405           30.0%
        John Scarbrough Sr. IRA
        PO Box 703
        Piquah, OH 45356

      Vitali Maritime Corp.(5)........................        23,625           20.0%
        c/o RNYS F/B/O
        1 Hanson Place, 8th Floor
        Brooklyn, NY 11243

-----------------------

(1)    No  executive  officer  or  director  beneficially  owns  any  shares of
Series A convertible preferred stock.

(2)    Convertible into 20,634 shares of common stock.

(3)    Convertible into 5,158 shares of common stock.

(4)    Convertible into 15,461 shares of common stock.

(5)    Convertible into 10,317 shares of common stock.

       The following table sets forth as of June 30, 2003, with respect  to any person  who is known to the Company to be the beneficial owner of more than  5%
of the outstanding shares of Series B convertible preferred stock, the name and address of  such  owner, the number of shares of Series B convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series B convertible preferred stock:

                                                         NUMBER OF SHARES     PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER(1)           BENEFICIALLY OWNED   OF CLASS
      ---------------------------------------           ------------------   --------

      NeoMed Innovations III, L.P.(2).................       416,000           52.0%
        8 Queensway House, Queen Street
        St. Helier
        Jersey, JE2 4WD, Channel Islands

      Monsun, AS(3)...................................       125,000           15.6%
        Torvveien 12 C
        1383 Asker, Norway

      CAT Investment I, AS(4).........................        51,625            6.5%
        Postboks 1484 Vika
        0116 Oslo, Norway

      Violina, AS(4)..................................        51,625            6.5%
        Postboks 1484 Vika
        0116 Oslo, Norway

-----------------------

(1)   No executive officer or director beneficially owns any shares of Series B convertible preferred stock.

(2)   Converts  into 2,033,947 shares, including shares issuable for cumulative dividends, of common stock.

(3)   Converts into  624,658  shares,  including shares issuable for cumulative dividends, of common stock.

(4)   Converts into 254,527 shares, including  shares  issuable  for cumulative dividends, of common stock.

       The  following table sets forth as of June 30, 2003, with respect to any person who is  known  to the Company to be the beneficial owner of more than 5%
of the outstanding shares of Series C convertible preferred stock, the name and address of such owner,  the  number of shares of Series C convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series C convertible preferred stock:

                                                         NUMBER OF SHARES     PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER(1)           BENEFICIALLY OWNED   OF CLASS
      ---------------------------------------           ------------------   --------

      RS Diversified Growth Fund(2)...................       730,000           59.6%
        388 Market Street
        Suite 1700
        San Francisco, CA 94111

      The Paisley Fund, LP(3).........................       120,000            9.8%
        388 Market Street
        Suite 1700
        San Francisco, CA 94111

-----------------------

(1)   No executive officer or director beneficially owns any shares of Series C convertible preferred stock.

(2)   Converts  into 4,242,000 shares, including shares issuable for cumulative dividends, of common stock.

(3)   Converts into  697,315  shares,  including shares issuable for cumulative dividends, of common stock.

      The following table sets forth as  of  June 30, 2003, with respect to any
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

                                                         NUMBER OF SHARES     PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER(1)           BENEFICIALLY OWNED   OF CLASS
      ---------------------------------------           ------------------   --------

      Ventana Medical Systems, Inc.(2)................        175,000         100.0%
        3865 N. Business Center Dr.
        Tucson, AZ 85705

-----------------------

(1)   No executive officer or director beneficially owns any shares of Series D convertible preferred.

(2)   Converts  into 2,033,836 shares, including shares issuable for cumulative dividends, of common stock.

      The following  table  sets  forth  as  of  June 30, 2003, with respect to
(1) any person who is known to the Company to be the  beneficial  owner of more than  5%  of  the  outstanding shares of Series E convertible preferred  stock,
(2) each director, nominee,  or executive officer who owns Series E convertible preferred stock, and (3) executive  officers and directors as a group, the name and  address  of  such owner, the number  of  shares  of  Series E  convertible preferred stock beneficially  owned,  the  nature  of  such  ownership, and the percentage such ownership is of the outstanding shares of Series E  convertible preferred stock:

                                                         NUMBER OF SHARES     PERCENT
      NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED   OF CLASS
      ------------------------------------              ------------------   --------

      Alexander M. Milley(1)..........................        119,324          45.7%
      William J. Ritger(2)............................         49,680          19.0%
      All directors and executive officers as a group(1)
        (6 persons)...................................        119,324          45.7%

-----------------------

(1)   Includes: (i) 48,271 shares owned by Cadmus; (ii) 20,250 shares owned  by
      Azimuth; (iii) 20,133 shares owned by MMI; and (iv) 5,946 shares owned by
      Winchester  National.  Converts  into  3,762,393  shares of common stock, including shares issuable upon payment of cumulative dividends.

(2)   Converts into 1,566,451 shares, including shares issuable  for cumulative dividends, of common stock.

SECURITY OWNERSHIP OF MANAGEMENT

      The  following table sets forth as of June 30, 2003, certain  information concerning the  ownership  of  common  stock  of  each  director,  nominee, and executive officer named in the Summary Compensation Table hereof referred to as the named executive officers, and all directors and executive officers  of  the
Company as a group.

                                                          AMOUNT AND NATURE
                                                            OF BENEFICIAL     PERCENT
      NAME OF BENEFICIAL OWNER                                OWNERSHIP      OF CLASS
      ------------------------                                ---------      --------
      Peter P. Gombrich (1)................................  15,162,821        31.8%
      Alexander M. Milley (2)..............................  11,553,559        24.2%
      Robert C. Shaw (3)...................................     719,417         2.0%
      John Abeles, M.D. (4)................................     598,116         1.6%
      Denis M. O'Donnell, M. D.(5).........................   1,003,901         2.7%
      Dennis L. Bergquist..................................      75,000          --%
      All directors and executive officers as a group
      (6 persons)..........................................  29,112,814        48.0%

-----------------------

(1)    Includes:  (i) 1,021,327  shares  of common stock held by Mr. Gombrich's wife as the result of the conversion  of  Series E convertible preferred stock, including cumulative dividends; (ii)  1,000,000  shares  issuable upon  exercise  of  a  warrant granted to Mr. Gombrich's wife, which  is exercisable within sixty  days;  (iii)  10,000,000  shares issuable upon conversion of a convertible promissory note held by Mr. Gombrich's wife;
       and (iv) 270,000 shares issuable upon options granted  by the Company to
       Mr. Gombrich that are exercisable within 60 days. Mr. Gombrich disclaims beneficial ownership of the aforesaid shares held by his wife.

(2)    Includes:  (i) 779,552  shares  issuable  upon  conversion  of  Series E convertible  preferred  stock,  including cumulative dividends, held  by
       Mr. Milley; (ii) 282,881 shares owned by Cadmus of which Mr. Milley is a director and executive officer, 1,522,038  shares  subject to conversion of Series E convertible preferred stock, including cumulative dividends, held by Cadmus, 250,000 shares issuable to Cadmus under warrants granted by  the  Company,  and  289,285  shares issuable to Cadmus  under  Stock
       Appreciation  Rights  granted  by  the   Company;  (iii) 638,495  shares
       issuable  upon  conversion  of  Series E  convertible  preferred  stock, including cumulative dividends, held by Azimuth,  of which Mr. Milley is a  director  and  executive  officer  and 2,875,000 shares  issuable  to
       Azimuth  under  warrants  granted  by the Company;  (iv) 634,819  shares issuable  upon  conversion  of  Series E  convertible  preferred  stock, including cumulative dividends, held  by  MMI,  of which Mr. Milley is a
       director  and  executive  officer;  (v) 187,489  shares   issuable  upon
       conversion of Series E convertible preferred stock, including cumulative dividends, held by Winchester National, Inc. ("Winchester National"), of
       which  Mr. Milley  is a director and executive officer; and (vi) 219,000 shares subject to options  granted by the Company to Mr. Milley that are exercisable within 60 days.  In  July  of 2003, MDI agreed to cancel the outstanding warrants held by Azimuth and Cadmus and to issue a new five-
       year  warrant  entitling  the holders to purchase  6,500,000  shares  of common stock. MDI also agreed  to  issue  an  additional 120-day warrant entitling the holders to purchase 500,000 shares  of  common  stock. The number of shares beneficially held by Mr. Milley is adjusted to  reflect this  transaction.  (See  Item  13  Certain  Relationships  and  Related
       Transactions for additional details concerning this transaction.)

(3)    Includes 219,000 shares  issuable upon options granted by the Company to
       Mr. Shaw that exercisable within 60 days.

(4)    Includes:  (i) 191,616 shares  owned  by  Northlea  Partners,  of  which
       Dr. Abeles  is  the  general  partner;  (ii)  87,500  shares  underlying warrants granted  by  the  Company  to  Northlea Partners; (iii) 100,000
       shares issuable upon conversion of a Bridge  II  convertible  promissory note  held  By Northlea Partners; and (iv) 219,000 shares issuable  upon exercise of options  granted  by  the  Company  to Dr. Abeles, which are exercisable within 60 days. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea except 3,719 shares, which number  are  attributable  to  his  1% interest in Northlea  as  general partner.

(5)    Includes:  (i) 784,901 shares issuable  upon  warrants  granted  by  the
       Company to Dr. O'Donnell  and  (ii) 219,000 shares issuable upon options granted by the Company to Dr. O'Donnell.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In  2000  and  2001,  the Company sold  3,440,743 shares  in  a  private placement of which 1,333,333 shares  of  common  stock  were  sold  to  Seaside
Partners,   L.P.   at  $1.50  per  share  for  total  proceeds  of  $2,000,000.
Dr. O'Donnell, a director, is a member and manager of Seaside Advisers, L.L.C., a firm, which provides investment management services to Seaside Partners, L.P.
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

       On December 4, 2000, the Company issued a promissory  note to Azimuth in exchange for $200,000 in cash. The note bore interest at the rate  of  12%  per year  and  was due December 31, 2000. As additional consideration for the note, the Company  issued  Azimuth  a  five-year warrant to purchase 50,000 shares of common stock at a price of $0.937  per  share,  the approximate market price of common stock at the time. The note was repaid on February 20, 2001. In that the note was not repaid when due, the Company was obligated  by  the  terms  of the note  to  pay  a 3% increase in the rate of interest from January 1, 2001 until the date of payment.  The  Company  was  also  obligated  to  issue Azimuth two warrants,  each to purchase 12,500 shares of our common stock, at  an  exercise price of $0.01 per  share,  representing  a two month late payment penalty. The
Company determined a fair value of $1,184 for  these  warrants  and charged the amount to interest expense during 2001. The proceeds of the note  were used for general working capital and to pay license fees.

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

       On July 26, 2001,  the  Company  issued  a  promissory note to Cadmus in exchange  for  $100,000  in  cash.  On  August 6, 2001, the  Company  issued  a promissory  note  to  Azimuth in exchange for  $100,000  in  cash.  Mr. Milley, director and a significant  stockholder, is also considered a control person of both Cadmus and Azimuth. The  notes,  which  were due on September 22, 2001 and subsequently extended until November 15, 2001,  bore  interest  at  the rate of
15% per  annum.  As additional consideration for the notes, the Company  issued five-year warrants to Cadmus and Azimuth entitling the holders to each purchase
250,000 shares of  common  stock  at  an exercise price of $1.00 per share. The closing market prices of common stock on  the  respective  issue  dates  of the warrants  entitling each holder to purchase 250,000 shares of common stock  was
$0.73 per share.  The Company determined the fair value of these warrants to be
$1,400 using the fair  value  interest  rate  method. This value was charged to interest expense during the third quarter. The  notes  were  repaid in November
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

       In  December  2001,  Mr. Gombrich,   the   CEO  and  Chairman,  tendered
2,631,625 shares  of  common stock in exchange for 105,265 shares  of  Series E convertible preferred stock  and Mr. Gombrich's wife tendered 838,425 shares of common stock in exchange for 33,537  shares  of  Series E convertible preferred
stock.   Also   in   December   of  2001,  Mr. Milley,  a  director,   tendered
616,486 shares  of  common stock in  exchange  for  24,659 shares  of  Series E convertible preferred  stock..  Cadmus,  Azmiuth, Winchester National, and MMI, companies  of  which  Mr. Milley is director  and  executive  officer  tendered
1,206,786, 533,522, 503,333,  and  148,655  shares of common stock respectively for a total of 94,600 shares of Series E convertible preferred stock.

       During  2002,  Mr.  Gombrich repaid approximately $50,000 owed to MDI at
December 31, 2001 and loaned the Company an additional $127,000 in cash.

       In  January  of  2002,  Mr.  Prange,  the  former President and COO/CFO, exercised options to purchase 250,000 shares of the  Company's  common stock at
$0.3937  per  share.  In  accordance  with  the terms of Mr. Prange's severance agreement, the Company waived the $98,425 exercise  price  of  the  options. On
March 31, 2002, Mr. Prange exercised options to purchase 111,000 shares  of the
Company's common stock at $0.3937 per share and surrendered options to purchase
39,000 shares of common stock in lieu of payment of the exercise price.

       On July 18, 2003, Mr. Milley, a director, Azimuth Corporation and Cadmus
Corporation, agreed to cancel  seven  warrants  held by Azimuth and one warrant held by Cadmus, which entitled the holders to purchase  a  total  of  3,125,000 shares  of common stock at various exercise prices between $0.01 and $1.25  per share.  The  warrants,  issued between December 1999 and August 2001, contained anti-dilution clauses which  required  MDI  to increase the number of shares of common  stock  the  holders were entitled to purchase  under  the  warrants  by
approximately  1,500,000   shares  as  of  the  date  of  the  agreement,  with
commensurate adjustments in  individual  exercise prices so that gross proceeds to the Company from exercise of the warrants  remained  the  same.  These anti-
dilution  provisions  could  have  required  the  Company  to  make  additional adjustments  in shares and exercise prices in the future based on the Company's issuance of debt  or  equity  instruments at prices below the adjusted exercise prices of these warrants.  In consideration for the parties agreement to cancel these  warrants, including their  individual  anti-dilution  clauses,  and  the forgiveness  of  approximately  $120,000 currently owing to Azimuth and Cadmus,
MDI agreed to issue a new five-year  warrant  entitling the holders to purchase
6,500,000 shares of common stock at an exercise  price  of $0.30 per share. MDI also  agreed  to  issue  a  120- day warrant entitling the holder  to  purchase
500,000 shares of common stock  at  an  exercise  price  of  $0.30.  Management believes  that the Company will derive significant additional benefits  in  the future as a  result  of  the elimination of the anti dilution provisions in the original warrants.

ITEM 14.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       Our  principal  executive  officer  and principal financial officer have concluded, based upon their evaluation as of a date within 90 days prior to the date of filing this Annual Report on Form 10-K, the our disclosure controls and procedures are effective to ensure that information required to be disclosed by
MDI in the reports filed or submitted by us  under  the Securities Act of 1934, as  amended, is recorded, processed, summarized and reported  within  the  time periods  specified  in  the  SEC's  rules  and  forms.  Our  former independent auditors, Ernst & Young, LLP, issued a report at the completion  of their audit of our consolidated financial statements for the year ended December  31,  2001 detailing  certain  deficiencies in our internal control systems and procedures
(See Item 9 of this Annual  Report  on  Form  10-K).  During  2002, we hired an independent  consultant,  Tatum  CFO  Partners,  LLP ("Tatum"), to address  the issues raised by Ernst & Young, LLP. In August of  2002,  Tatum reported to the
Audit  Committee  that  it  had  assisted management in developing  procedures, forms, checklists and reporting packages  to  address  these  deficiencies, and that  progress  had  been  made  to  improve  our  system of internal controls.
Additional  progress  in  these area continued through  the  end  of  2002.  In designing and evaluating the  controls  and  procedures,  management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired  control objectives, and  management  was necessarily required to apply judgment in  evaluating  the cost-benefit relationship of possible controls and procedures.

       There  have been no significant changes in our internal  controls,  with the exception of  those  which  may  have temporarily arisen as a result of the departure of accounting personnel during  the  first  half  of  2003  and which reverted or will revert to their prior status as soon as new personnel  are  in place,  or  in  other  factors  that  could  significantly  affect our internal controls  subsequent  to  the date we completed our evaluation.  Our  principal financial officer has only  recently  joined  MDI  and therefore his review was somewhat  limited, and he was required to rely on our  books  and  records,  on comments from  independent  auditors  regarding their recently completed audit, and on review and discussions with independent  consultants who participated in the  audit  and  the  preparation  of this report and  with  other  members  of management.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

DOCUMENTS FILED AS PART OF REPORT

      (A)  1.  FINANCIAL STATEMENTS

                                                                         PAGE
                INDEX TO FINANCIAL STATEMENTS NUMBER                    NUMBER

Reports of Independent Auditors.....................................      F-1
Consolidated Balance Sheets at December 31, 2002 and 2001...........      F-2
Consolidated Statements of Operations for the three years ended
December 31, 2002, 2001, and 2000...................................      F-3
Consolidated Statements of Cash Flows for the three years ended
December 31, 2002, 2001, and 2000...................................      F-4
Consolidated Statement of Stockholder's Equity (Deficit) for the

      The  following  financial  statement  schedule is filed as part  of  this report as page F-40

           Schedule IX--Valuation and Qualifying Accounts.

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

EXHIBIT
NUMBER                                       DESCRIPTION

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

EXHIBIT
NUMBER                                          DESCRIPTION

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
        fiscal year ended December 31, 2000.)*

4.30    Common Stock Purchase Warrant issued to Schwartz Cooper  Greenberger  &
        Krauss,  Chartered  on  February  13,  2002  representing  the right to purchase 750,000 shares of common stock. (Incorporated by reference  to
        Exhibit 4.30 to the Company's S-2 Registration Statement, File No. 333-
        83578 filed June 28, 2002.)

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
        2002.)

EXHIBIT
NUMBER                                          DESCRIPTION

4.33    Form of Common Stock Purchase Warrant issued in connection with certain
        Bridge Financing  in  June  2002. (Incorporated by reference to Exhibit
        4.33 to the Company's S-2 registration  Statement,  File  No. 333-83578 filed June 28, 2002.)

4.34    Common Stock Purchase Warrant issued to Richard Domanik on May 30, 2002 representing  the  right  to  purchase  51,483 shares of common  stock.
        (Incorporated  by  reference  to  Exhibit 4.34  to  the  Company's  S-2
        Registration Statement, File No. 333-100150 filed September 27, 2002.)

4.35    Common Stock Purchase Warrant issued  to  Round  Valley Capital, LLC on
        September 4, 2002 representing the right to purchase  681,818 shares of common  stock.  (Incorporated  by  reference  to  Exhibit 4.35  to  the
        Company's  S-2  Registration  Statement, File No. 333-100150  filed  on
        September 27, 2002.)

4.36    Amendment  No.  1  to  the  Common Stock  Purchase  Warrant  issued  in connection with certain Bridge Financing dated August 20,2002.

4.37    Form of Common Stock Purchase  Warrant  to be issued in connection with certain Bridge II Financing beginning in October 2002.

4.38    Common Stock Purchase Warrant issued to Qwestar  Resources  on November
        1,  2002  representing  the right to purchase 200,000 shares of  common stock.

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

EXHIBIT
NUMBER                                          DESCRIPTION

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
        Registration Statement, File No. 333-61666, filed August 24, 2001.)

10.39   $25,000 Promissory Note issued  to Northlea Partners, Ltd. on August 6,
        2001. (Incorporated by reference  to Exhibit 10.41 to the Company's S-4
        Registration Statement, File No. 333-61666, filed August 24, 2001.)

10.40   $118,500 Promissory Note to Schwartz  Cooper  Greenberger  &  Krauss on
        February 13, 2002. (Incorporated by reference to Exhibit 10.40  to  the
        Company's S-2 Registration Statement, File No. 333-83578 filed June 28,
        2002.)

10.41   $650,000  Promissory Note issued to Round Valley Capital, LLC on August
        30, 2002. (Incorporated  by reference to the Company's S-2 Registration
        Statement, File No. 333-100150 filed on September 27, 2002.)

10.42   Form of Convertible Promissory  Note  issued in connection with certain
        Bridge Financing beginning in March 2002.

10.43   Amendment No. 1 to Convertible Promissory  Note  issued  in  connection with certain Bridge Financing dated August 20, 2003.

10.44   Bridge  II  Convertible  Promissory  Note Indenture, including Form  of
        Convertible  Promissory  Note,  Form  of Security  Agreement,  Form  of
        Collateral Sharing Agreement, and For of  Warrant  issued in connection with certain Bridge II Financing beginning in October 2002.

21.1    Subsidiaries of the Company.

23.1     Consent of Ernst & Young, LLP

23.2     Consent of Altschuler Melvoin and Glasser, LLP

1.1      Section 906 Certification by principal executive officer.

1.2      Section 906 Certification by principal financial officer.

*  SEC File No. 0-935

       (a)   Reports on Form 8-K
             None

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

                                             MOLECULAR DIAGNOSTICS, INC.

                                             By: /s/PETER P. GOMBRICH
                                                -------------------------------
                                                Peter P. Gombrich
                                                Chairman of the Board, and
                                                Chief Executive Officer

Date: July 18, 2003

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

         SIGNATURE                                 TITLE                              DATE
         ---------                                 -----                              ----

/S/   PETER P. GOMBRICH            Director, Chairman of the Board, and           July 18, 2003
-------------------------------    Chief Executive Officer, (Principal Executive
      Peter P. Gombrich            Officer)(Principal Accounting Officer)

/S/   Dennis L. Bergquist          President and Chief Financial Officer          July 18, 2003
-------------------------------    (Principal Accounting Officer)
      Dennis L. Bergquist

/S/   Alexander M. Milley
-------------------------------                   Director                        July 18, 2003
      Alexander M. Milley

/S/      JOHN ABELES                              Director                        July 18, 2003
-------------------------------
         John Abeles

/S/   DENIS M. O'DONNELL                          Director                        July 18, 2003
-------------------------------
      Denis M. O'Donnell

/S/
-------------------------------                   Director                        July ___, 2003
        Robert C. Shaw

                                CERTIFICATIONS

I, Peter P. Gombrich, Chief Executive Officer, certify that:

       1.  I have reviewed this annual report on Form 10-K of Molecular
Diagnostics, Inc.;

       2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
and

       6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 18, 2003

                                        /s/ Peter P. Gombrich
                                        ------------------------------------
                                        Peter P. Gombrich
                                        Chairman of the Board and Chief
                                        Executive Officer of
                                        Molecular Diagnostics, Inc.

I, Dennis L. Bergquist, Chief Financial Officer, certify that:

       1.  I have reviewed this annual report on Form 10-K of Molecular
Diagnostics, Inc.;

       2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
and

       6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 18, 2003

                                        /s/ Dennis L. Bergquist
                                        ------------------------------------
                                        Dennis L. Bergquist
                                        Chief Financial Officer of
                                        Molecular Diagnostics, Inc

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Molecular Diagnostics, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheet of Molecular
Diagnostics,  Inc.  and Subsidiaries as of December 31, 2002, and  the  related statements of operations,  changes  in  stockholders' equity (deficit) and cash flows for the year then ended.  Our audit also included the financial statement
schedule  listed  in  the  index  at  item 15.   These  consolidated  financial
statements and schedule are the responsibility  of  the  Company's  management.
Our  responsibility is to express an opinion on these financial statements  and
schedule  based  on  our  audit.   We did not audit the financial statements of
Samba Technologies, SARL, a wholly owned  subsidiary,  which statements reflect total assets of $612,000 at December 31, 2002, and total  revenue  of  $783,000 for the year then ended.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates  to the amounts  included for Samba Technologies, SARL as of December 31, 2002 and  for
the year then ended, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United  States.  Those  standards  require  that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining,  on  a  test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  accounting  principles  used  and significant estimates  made  by  management,  as  well  as evaluating the overall financial statement presentation.  We believe that our  audit  and  the  report  of other auditors provide a reasonable basis for our opinion.

In  our  opinion,  based  on  our  audit  and the report of other auditors, the consolidated financial statements referred  to  above  present  fairly,  in all material  respects,  the  financial position of Molecular Diagnostics, Inc. and
Subsidiaries as of December 31,  2002  and  the results of their operations and their  cash  flows  for  the  year then ended, in  conformity  with  accounting principles generally accepted in  the United States.  Also, in our opinion, the related financial statement schedule  when  considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                 /s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
June 26, 2003, except for Note 10, as to which the date is July 18, 2003

                        REPORT OF INDEPENDENT AUDITORS

To The Stockholders of
SARL Samba Technologies

In  our  opinion  the balance sheet, the income statement, and the statement of changes in shareholder's  equity  of SARL Samba Technologies, after elimination of the goodwill of 472,591 Euros, present a true and fair view of the Company's financial position as at December 31,  2002 and of the result for the year then ended  and  has  been  prepared  in accordance  with  U.S.  Generally  Accepted
Accounting  Principles  and  is suitable  for  inclusion  in  the  consolidated accounts of Molecular Diagnostics, Inc.

                                        /s/ AUDITEURS & CONSEILS ASSOCIES

Paris, France
June 26, 2003

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Molecular Diagnostics, Inc. and Subsidiaries

       We have audited the accompanying consolidated balance sheet of Molecular
Diagnostics,  Inc. and Subsidiaries, formerly Ampersand Medical Corporation, as of December 31,  2001,  and  the  related  statements of operations, changes in stockholders' equity (deficit) and cash flows  for each of the two years in the period  ended  December 31,  2001.  Our  audits  also  included  the  financial statement schedule for 2001 and 2000 listed in the  index  at  item  15.  These financial  statements  and  schedule  are  the  responsibility of the Company's management.  Our  responsibility is to express an opinion  on  these  financial statements and schedule based on our audits.

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

       In  our  opinion,  the financial statements referred  to  above  present
fairly,  in  all  material  respects,   the  financial  position  of  Molecular
Diagnostics, Inc. and Subsidiaries as of  December 31,  2001 and the results of their operations and their cash flows for each of the two  years  in the period ended  December 31,  2001,  in  conformity with accounting principles generally accepted in the United States. Also,  in  our  opinion,  the  related financial
statement   schedule  when  considered  in  relation  to  the  basic  financial statements taken  as  a  whole,  presents  fairly  in all material respects the information set forth therein.

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

                         PART I--FINANCIAL INFORMATION

                 MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                               ------------
                                                              2002      2001
                                                              ----      ----
                                    ASSETS
Current Assets:
   Cash and cash equivalents...............................  $   42    $1,025
   Accounts receivables, net of allowance for doubtful
    accounts of $145 and $ 4 at December 31, 2002 and 2001,
    respectively...........................................     307       463
   Inventories.............................................     427       533
   Refundable taxes........................................      56       116
   Due from stockholder....................................      --        50
   Prepaid financings costs................................     288        --
   Prepaid expenses and other current assets...............      69       141
                                                             ------   -------
        Total current assets...............................   1,189     2,328
Fixed Assets, net..........................................     666       835
Other Assets:
   License, patents, and technology, net of amortization...   7,521     8,180
   Goodwill, net of amortization...........................     283       283
                                                             ------   -------
        Total assets.......................................  $9,659   $11,626
                                                             ======   =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable........................................  $5,202    $2,502
   Customer and other deposits.............................      24        49
   Accrued payroll costs...................................   1,856       868
   Accrued expenses........................................   1,143     1,126
   Deferred revenue........................................     630       567
   Revolving line of credit................................     207       177
   Due to stockholder......................................     127        --
   Lease obligation........................................     279        87
   Notes payable--related party............................      65        65
   Notes payable...........................................   4,585     1,359
                                                             ------    ------
        Total current liabilities..........................  14,118     6,800
Lease obligation, less current portion.....................      --       203
Deferred revenue, less current portion.....................     120        --
                                                             ------    ------
        Total liabilities..................................  14,238     7,003
                                                             ------    ------
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; shares authorized--
   10,000,000; shares issued and outstanding
   - 2,781,024 and - 3,493,078, at December 31, 2002
   and December 31, 2001, respectively.....................  16,958    21,089
Common stock, $0.001 par value; shares authorized--
   100,000,000; shares issued and outstanding-
   36,440,700 and 25,304,883, at December 31, 2002
   and December 31, 2001, respectively.....................      37        26
Additional paid-in capital.................................  19,557    12,212
Treasury stock; 192,088 shares at December 31, 2001........    (327)     (327)
Deferred compensation......................................     (11)      (61)
Accumulated deficit........................................ (40,642)  (28,289)
Accumulated comprehensive loss--
      Cumulative translation adjustment....................    (151)      (27)
                                                             ------    ------
        Total stockholders' equity (deficit)...............  (4,579)    4,623
                                                             ------    ------
        Total liabilities and stockholders' equity (deficit) $9,659   $11,626
                                                             ======   ========

The accompanying  notes  are  an  integral part of these consolidated financial statements.

                 MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                  2002        2001     2000
                                                  ----        ----     ----
Net Sales....................................   $  1,746   $   877   $  1,094
Costs and Expenses:
   Cost of goods sold........................        852       476        637
   Research and development..................      3,338     4,034      3,426
   Selling, general and administrative expenses    8,059     6,347      3,719
   Impairment loss...........................         --     6,107         --
                                                --------   --------  --------
        Total costs and expenses.............     12,249    16,964      7,782
                                                --------   --------  --------
Operating Loss                                   (10,503)  (16,087)    (6,688)
                                                --------   --------  --------
Other income (expense):
   Interest expense--related party...........         (9)     (230)      (155)
   Interest expense..........................     (1,597)     (296)       (80)
   Interest income, related party............         --        25         63
   Interest income...........................         --        85         10
   Other, net................................        149      (127)       239
                                                --------   --------  --------
                                                  (1,457)     (543)        77
                                                --------   --------  --------
Loss before income taxes.....................    (11,960)  (16,630)    (6,611)
                                                --------   --------  --------
Income taxes.................................         --        --         --
                                                --------   --------  --------
Net loss.....................................   $(11,960)  $(16,630) $ (6,611)
                                                ========   ========  ========
Preferred stock dividends....................     (2,012)      (562)       --
Deemed dividend upon issuance of convertible
  preferred stock............................         --     (2,599)       --
                                                --------   --------  --------
Total dividends                                   (2,012)    (3,161)       --
                                                --------   --------  --------
Net loss available for common shareholders...   $(13,972)  $(19,791) $ (6,611)
                                                ========   ========  ========
Basic and fully diluted net loss per common
  share......................................   $   (.49)  $   (.62) $   (.24)
                                                ========   ========  ========
Weighted average number of common shares
  outstanding................................ 28,704,245  32,019,531 27,869,274
                                              ==========  ========== ==========

The accompanying notes are an integral  part  of  these  consolidated financial statements.

                 MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                       2002        2001       2000
                                                       ----        ----       ----
Operating Activities:
   Net loss.........................................  $(11,960)  $(16,630)  $(6,611)
   Adjustments to reconcile net loss to net cash
   used for operating activities:
      Forgiveness of amounts due to service
        providers recognized as expense in
        prior years.................................        --         --      (220)
      Amortization of debt discount.................     1,176        241       139
      Depreciation and amortization.................       967        683       428
      Loss on impairment of goodwill................        --      5,833        --
      Loss on write-off of Cell Solutions...........        --        127        --
      Loss on disposal of equipment.................        --         --        --
      Loss on impairment of patents.................        --        274        --
      Licensing fees recognized on preferred stock
        sale........................................      (298)        --        --
      Stock, warrants, and options issued to
        non-employees for services..................     1,284        416       559
      Compensation expense related to Stock
         Appreciation Rights........................        --        252        91
      Interest expense paid with stock..............        --         66        20
      Changes in assets and liabilities:
        Accounts receivable, net....................       257         12       (67)
        Inventories.................................        98         (9)     (186)
        Refundable taxes............................        73         (3)       12
        Due from stockholder........................       177        (50)       --
        Prepaid expenses and other current assets...        26         32      (166)
        Prepaid royalties...........................        --         36      (500)
        Accounts payable............................      2,742      (334)      680
        Deposits....................................       (31)         3         7
        Deferred revenue............................       139        135       127
        Lease obligation............................       (12)        --        --
        Accrued royalties...........................        --         --      (250)
        Accrued expenses............................     1,135        953        21
                                                        ------     ------     ------
Net cash used for operating activities..............    (4,227)    (7,963)   (5,916)
                                                        ------     ------     ------
Cash used in investing activities:
   Net cash acquired................................        --         43        --
   Expenditures for license, patents, and technology        (4)      (134)     (532)
   Capital purchases................................       (88)      (542)     (307)
   Issuances for notes receivable...................        --     (1,270)     (330)
                                                        ------     ------    ------
Net cash used for investing activities..............       (92)    (1,903)   (1,169)
                                                        ------     ------    ------
Cash flows from financing activities:
   Proceeds from issuance of convertible notes
     payable........................................     3,825         --       500
   Proceeds from issuance of convertible notes
     payable, related party.........................        --         --       500
   Proceeds from issuance of notes payable..........        80        600        --
   Proceeds from issuance of notes payable,
     related party..................................        --        810       300
   Proceeds from issuance of common stock, net of
     costs incurred.................................        --          6     5,484
   Proceeds from issuance of preferred stock, net
     of costs incurred..............................        --     10,452    10,452
   Proceeds from note payable from shareholder......        --        450        --
   Payment of notes payable.........................      (500)       (27)     (175)
   Payment of notes payable, related party..........        --     (1,545)      (26)
   Proceeds from revolving line of credit, net......        (2)        58        (7)
Deposit received for future purchase of stock.......        --         --       500
                                                        ------     ------    ------
Net cash provided by financing activities...........     3,403     10,804     7,076
                                                        ------     ------    ------

The  accompanying  notes  are an integral part of these consolidated  financial statements.

F-1

                 MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                       2002      2001      2000
                                                     --------  --------  --------
Effect of exchange rate changes on cash                   (67)       74       (14)
                                                     --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents                                             (983)    1,012       (23)
Cash and cash equivalents at beginning of period        1,025        13        36
                                                     --------  --------  --------
Cash and cash equivalents at end of period           $     42  $  1,025  $     13
                                                     ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                             $    179  $    135  $     13
Income taxes                                         $     --  $     --  $     --
NON-CASH TRANSACTION DURING THE PERIOD FOR:
Note receivable given to purchase Common Stock       $     --  $     --  $    450
Warrants issued for license                          $     --  $     49  $    530
Common stock issued for license                      $     --  $     --  $    450
Deferred financing costs                             $    519  $     --  $    334
Warrant issued for Cell Solutions Investment         $     --  $    127  $     --
Series E preferred stock issued in exchange for
 common stock                                        $     --  $  9,557  $     --
Preferred stock and cumulative dividends
 converted into common stock                         $  3,297  $    676  $     --

      See  Note 3  for non-cash  transaction  related  to  the  acquisition  of
AccuMed.

  The accompanying notes are an integral part of these financial statements.

                    MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                      (FORMERLY AMPERSAND MEDICAL CORPORATION)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (DOLLARS IN THOUSANDS)

                                                                                                                Note
                                     Preferred Stock      Common Stock                          Additional   Receivable                                   Other            Total
                                     Par Value $0.001    Par Value $0.001     Treasury Stock     Paid-In        From       Deferred     Accumulated   Comprehensive    Stockholder's
                                     Shares    Amount    Shares     Amount    Shares   Amount    Capital     Stockholder  Compensation    Deficit         Loss        Equity (Deficit)
                                     ------    ------  ----------   ------    ------   ------    --------      -------      ------        -------        ------          --------

December 31, 1999                              $   --  19,027,570   $   19             $   --    $  3,039      $   --       $   --        $(5,015)       $  (83)         $ (2,040)
Comprehensive Loss:
   Net loss .......................                --                   --                 --          --          --           --        -(6,611)           --            (6,611)
   Foreign currency translation....                --                   --                 --          --          --           --             --           (14)              (14)
                                                                                                                                                                           ------
   Total comprehensive loss                                                                                                                                                (6,625)
Note receivable from
   stockholder.....................                --                   --                 --          --        (450)          --             --            --              (450)
Conversion of notes payable
   and accrued interest............                --   5,412,544        5                 --       1,077          --           --             --            --             1,082
Debt discount on convertible
   notes...........................                --          --       --                 --         250          --           --             --            --               250
Warrants issued as debt
   discount........................                --          --       --                 --          84          --           --             --            --                84
Warrants issued to purchase
   license.........................                --          --       --                 --         530          --           --             --            --               530
Warrants issued for services.......                --          --       --                 --          91          --           --             --            --                91
Exercise of warrants...............                --      70,000       --                 --          23          --           --             --            --                23
Sale of common stock...............                --   5,300,450        6                 --       5,883          --           --             --            --             5,889
Sale of common stock to
   employees.......................                --      21,989       --                 --          17          --           --             --            --                17
Common stock issued for
   royalty payment.................                --     128,571       --                 --         386          --           --             --            --               386
Common stock issued for
   services........................                --                   --                 --          60          --           --             --            --                60
Restricted stock issued for
   services........................                --     225,333       --                 --         202          --           --             --            --               202
Restricted stock issued for
   compensation....................                --      25,000       --                 --          15          --           --             --            --                15
Options issued to non-
   employees for services..........                --                   --                 --         270          --           --             --            --               270
Compensation expense related
   to SARs.........................                --                   --                             91          --                          --                              91
                                     ------    ------  ----------   ------    ------   ------    --------      -------      ------        -------        ------          --------
December 31, 2000..................      --        --  30,211,457   $   30        --       --    $ 12,018      $ (450)          --       $(11,626)       $  (97)            $(125)
Comprehensive Loss:
   Net loss........................      --        --          --       --        --                   --          --           --        (16,630)           --           (16,630)

                    MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                      (FORMERLY AMPERSAND MEDICAL CORPORATION)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (DOLLARS IN THOUSANDS)

                                     Preferred Stock      Common Stock                          Additional   Receivable                                   Other            Total
                                     Par Value $0.001    Par Value $0.001     Treasury Stock     Paid-In        From       Deferred     Accumulated   Comprehensive    Stockholder's
                                     Shares    Amount    Shares     Amount    Shares   Amount    Capital     Stockholder  Compensation    Deficit         Loss        Equity (Deficit)
                                     ------    ------  ----------   ------    ------   ------    --------      -------      ------        -------        ------          --------

   Foreign currency translation....                --                   --                 --          --           --          --             --            70                70
                                                                                                                                                                         --------
   Total net comprehensive
   loss............................                --                   --                 --          --           --          --             --            --           (16,560)
Sale of Series B preferred
   stock, net of offering
   costs........................... 1,499,856   5,840                   --                 --          --           --          --             --            --             5,840
Series B preferred stock and
   cumulative dividends
   converted to common.............  (142,500)   (570)    604,592        1                 --         602           --          --            (33)           --                --
Series A preferred stock,
   common stock, options and
   warrants issued in
   AccuMed acquisition.............   218,438     983   3,911,245        4  (192,088)    (327)      8,423           --         (75)            --            --             9,008
Series A preferred stock
   converted to common.............   (23,603)   (106)     10,310       --                 --         106           --          --             --            --                --
Sale of Series C preferred
   stock, net of offering
   costs........................... 1,331,499   3,635                   --                 --          --           --          --             --            --             3,635
Sale of Series D preferred
   stock...........................   175,000   1,750                   --                 --          --           --          --             --            --             1,750
Common stock tendered for
   Series E preferred stock........   434,388   9,557 (10,859,688)     (11)                --      (9,546)          --          --             --            --                --
Equity issuance costs..............                --                   --                 --        (272)          --          --             --            --              (272)
Beneficial conversion feature
   on convertible notes............                --                   --                 --          50           --          --             --            --                50
Restricted stock issued for
   services........................                --                   --                 --          50           --          --             --            --                50
Warrants issued for services.......                --                   --                 --         249           --          --             --            --               249
Options issued to non-
   employees for services..........                --                   --                 --          52           --          --             --            --                52
Reversal of Compensation
   expense related to SARs.........                --                   --                 --         (79)          --          --             --            --               (79)
Sale of common stock to
   employees.......................                --       8,028       --                 --          11           --          --             --            --                11
Warrants issued with debt..........                                     --                 --          66           --          --             --            --                66

                    MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                      (FORMERLY AMPERSAND MEDICAL CORPORATION)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (DOLLARS IN THOUSANDS)

                                     Preferred Stock      Common Stock                          Additional   Receivable                                   Other            Total
                                     Par Value $0.001    Par Value $0.001     Treasury Stock     Paid-In        From       Deferred     Accumulated   Comprehensive    Stockholder's
                                     Shares    Amount    Shares     Amount    Shares   Amount    Capital     Stockholder  Compensation    Deficit         Loss        Equity (Deficit)
                                     ------    ------  ----------   ------    ------   ------    --------      -------      ------        -------        ------          --------

Warrants issued for
   investment in Cell
   Solutions.......................                --                   --                 --         127           --          --             --            --               127
Deferred compensation
   expense for unvested
   options issued in
   acquisition.....................                --                   --                 --          --           --          14             --            --                14
Common stock issued on
   exercise of warrants............                --     840,247        1                 --          (1)          --          --             --            --                --
Common stock issued for
   services........................                --     510,692        1                 --          (1)          --          --             --            --                --
Common stock issued to
   employees.......................                --      51,334       --                 --          --           --          --             --            --                --
Exercise of options................                --      16,666       --                 --           5           --          --             --            --                 5
Options issued to former
   officer.........................                --                   --                 --         303           --          --             --            --               303
Payments received on
   stockholder note................                --                   --                 --          --          450          --             --            --               450
Warrants issued to purchase
   license.........................                --                   --                 --          49                       --             --            --                49
                                     ------    ------  ----------   ------    ------   ------    --------      -------      ------        -------        ------          --------
December 31, 2001..................3,493,078 $ 21,089  25,304,883   $   26  (192,088)  $ (327)   $ 12,212      $    --      $  (61)      $(28,289)       $  (27)         $  4,623
Comprehensive Loss:
   Net loss........................                --                   --                 --          --           --          --        (11,960)           --           (11,960)
   Foreign currency translation....                --                   --                 --          --           --          --             --          (124)             (124)
   Total net comprehensive.........                --                   --                 --          --           --          --             --            --           (12,084)
   Loss............................
Series A preferred stock
   converted to common.............  (76,743)    (345)     33,510       --                 --         345           --          --             --            --                --
Series B preferred stock and
   Cumulative dividends
   converted to common............. (557,500)  (2,230)  2,594,175        3                 --       2,590           --          --           (364)           --                --
Series C preferred stock
   And cumulative dividends
   converted to common.............  (72,666)    (218)    392,858       --                 --         235           --          --            (18)           --                --

                    MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                      (FORMERLY AMPERSAND MEDICAL CORPORATION)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (DOLLARS IN THOUSANDS)

                                     Preferred Stock      Common Stock                          Additional   Receivable                                   Other            Total
                                     Par Value $0.001    Par Value $0.001     Treasury Stock     Paid-In        From       Deferred     Accumulated   Comprehensive    Stockholder's
                                     Shares    Amount    Shares     Amount    Shares   Amount    Capital     Stockholder  Compensation    Deficit         Loss        Equity (Deficit)
                                     ------    ------  ----------   ------    ------   ------    --------      -------      ------        -------        ------          --------

Series E preferred stock, conversion
   premium and cumulative
   dividends converted to common     (5,145)     (113)    155,180       --                 --         124           --          --            (11)           --                --
Transfer value of warrant and
   license related to Series D
   preferred stock.................            (1,225)                  --                 --         928           --          --             --            --              (297)
Deferred compensation expense for
   unvested options issued in
   acquisition.....................                --                   --                 --          --           --          50             --            --                50
Common stock issued to employees                           16,666       --        --       --          --           --          --             --            --                --
Common stock issued for services                   --     911,496        1                 --         354           --          --             --            --               354
Sale of common stock to
   Employees.......................                --       9,568       --                 --           1           --          --             --            --                 1
Common stock issued for loan
   transaction fees................                --     711,364        1                 --         363           --          --             --            --               363
Exercise of options................                --     361,000       --                 --          44           --          --             --            --                44
Common stock issued for
   financing fees..................                --     200,000       --                 --          44           --          --             --            --                44
Common stock issued for
   collateral......................                --   5,750,000        6                 --          (6)          --          --             --            --                --
Beneficial conversion feature
   on convertible notes............                --                   --                 --       1,372           --          --             --            --             1,372
Reversal of common stock
   issued as compensation..........                --                   --                 --          (4)          --          --             --            --                (4)
Reversal of restricted stock
   issued for services.............                --                   --                 --         (38)          --          --             --            --               (38)
Reversal of options issued to
   non-employees for
   compensation....................                --                   --                 --         (55)          --          --             --            --               (55)
Warrants issued for services.......                --                   --                 --         848           --          --             --            --               848
Warrants issued with debt..........                --                   --                 --         200           --          --             --            --               200
                                    --------- -------  ----------   ------   -------   ------    --------      -------      ------       --------        ------          --------
December 31, 2002.................. 2,781,024 $16,958  36,440,700   $   37   192,088   $ (327)   $ 19,557      $    --      $  (11)      $(40,642)       $ (151)         $ (4,579)
                                    ========= =======  ==========   ======   =======   ======    ========      =======      ======       ========        ======          ========

  The accompanying notes are an integral part of these financial statements.

                 MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002

NOTE 1.      THE COMPANY AND BASIS OF PRESENTATION

       Molecular  Diagnostics,  Inc,  ("MDI")  was  incorporated  as  Ampersand
Medical Corporation in Delaware on December 15, 1998, as the successor  to Bell
National  Corporation  ("Bell  National").  Bell  National  was incorporated in
California in 1958.

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

       On   September 17,  2001,  Molecular  Diagnostics,  Inc.  completed   an
acquisition transaction  whereby  AccuMed International, Inc. was merged into a wholly-owned subsidiary of MDI. The  value of the transaction was approximately
$14,178,000.  Accordingly,  the  consolidated  financial  statements  presented hereunder include the operations of InPath from March 16, 1998 (inception), the operations of Bell National and Molecular  Diagnostics,  Inc.  from December 4,
1998,  and  the  operations  of  AccuMed International, Inc. from September 17,
2001, the date of acquisition.

       Molecular Diagnostics, Inc.  is  focused  on the design, development and marketing  of  the  InPath System, Samba software and  related  image  analysis systems. The InPath System  and  related products are intended to detect cancer and cancer related diseases. These  products  may  be  used  in  a  laboratory, clinic, or doctor's office.

       Molecular  Diagnostics, Inc. has another wholly owned subsidiary,  Samba
Technologies, Sarl  ("Samba").  MDI  acquired  all  of  the  assets of Samba in
January 1999 from Unilog Regions, SA for approximately $500,000  in cash. Samba designs,  develops,  and markets web-enabled software based systems  for  image analysis, image capture, and image transmission and management for clinical and industrial applications.  Samba  is also developing software used in the InPath
System. A majority of reported revenues  prior  to  2002 and since inception of
Molecular Diagnostics, Inc. have been generated by Samba.  Since  December  20,
2002, Samba has operated under the protection of the French Commercial Court in compliance  with  the  bankruptcy  laws  of France. Samba continues to maintain normal operations under the supervision of  an  Administrator  appointed by the
French  Commercial  Court.  Samba  will  continue to operate under the  current format  until a plan of reorganization and  continuation  is  approved  by  the
Court, which must act by December 2003, unless an extension of time is granted.
In consort with Samba managers, MDI anticipates filing a Continuation Plan with the French Commercial Court during the third quarter of 2003.

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

       Goodwill and Other Intangible Assets

       On   June 29,   2001,   the   Financial   Accounting   Standards   Board
(FASB) approved  its  proposed  Statements  of Financial  Accounting  Standards
No. 142  (FAS 142), Goodwill and Other Intangible  Assets.  FAS 142  supercedes
APB 17, Intangible  Assets. FAS 142 primarily addresses accounting for goodwill
and   intangible  assets   subsequent   to   their   acquisition   (i.e.,   the
post-acquisition  accounting). The most significant changes made by FAS 142 are
(1): goodwill  and  indefinite  lived  intangible  assets  will  no  longer  be amortized, (2) goodwill  will be tested for impairment at least annually at the reporting unit level, (3) intangible  assets  deemed to have an indefinite life will  be  tested  for impairment at least annually,  and  (4) the  amortization period of intangible  assets  with  finite  lives  will no longer be limited to forty years.

       The  Company  adopted  FAS 142 effective January 1,  2002.  The  Company completed its initial review of goodwill and intangible assets during the first quarter of 2002. An additional  review  was conducted during the second quarter of 2003. The results of these reviews indicated  that  there  was no additional impairment  of  goodwill  or  intangible  assets  above that reflected  in  the financial  statements for the year ended December 31,  2001.  The  adoption  of
FAS 142 in 2002  did not have a material effect on the financial statements for the year ended December 31, 2002.

       Asset Retirement Obligations

       In July 2001,  the  FASB issued Statement No. 143, "Accounting for Asset
Retirement Obligations" ("FAS  143").  FAS  143  addresses  the  accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 became effective  for
MDI  in  the  first  quarter  of 2002. The provisions of FAS 143 did not have a material impact on the Company's consolidated financial statements.

       Impairment or Disposal of Long-Lived Assets

       In August 2001, the FASB  issued  Statement No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of  business segments and major lines of business. FAS 144 became effective for MDI in  the  first  quarter of 2002. The provisions  of  FAS 144  did  not  have  a  material  impact  on the  Company's consolidated financial statements.

       Variable Interest Entities

       In   January   2003,   the   FASB  issued  FASB  Interpretation  No. 46,
"Consolidation  of  Variable  Interest  Entities"  ("FIN 46"),  which  requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if  certain  criteria  are met. FIN 46 is effective  immediately  for  all  new  variable  interest  entities created  or acquired  after  January 31,  2003. For variable interest entities  created  or acquired prior to February 1, 2003,  the  provisions of FIN 46 become effective for  the  Company  during  the third quarter of  2003.  For  variable  interest entities acquired prior to February 1,  2003,  any  difference  between the net amount  added to the balance sheet and the amount of any previously  recognized interest  in  the  variable  interest entity will be recognized as a cumulative effect of an accounting change.  The  provisions  of FASB Interpretation No. 46 will  not  have  a  material  impact  on  the Company's consolidated  financial statements.

       Stock-Based Compensation

       In  December 2002, the FASB issued Statement  No. 148,  "Accounting  for
Stock-Based  Compensation,  Transition  and  Disclosure"  ("FAS  148"). FAS 148
provides alternative methods of transition for a voluntary change  to  the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair  value method  of  accounting  for stock-based employee compensation be displayed more prominently and in a tabular  format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim  financial  statements.  The  transition and annual disclosure requirements of FAS 148 are effective for fiscal  years ended after  December  15,  2002. The interim disclosure requirements of FAS 148  are effective for interim periods  beginning  after December 15, 2002. The adoption of  the  provisions  of  FAS  148  did  not have an  impact  on  the  Company's consolidated  financial  statements, however,  the  Company  has  modified  its disclosures as provided for in the new standard.

       Exit and Disposal Activities

       In July 2002, the FASB  issued  Statement No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies the accounting for restructuring costs provided  in  EITF Issue No. 94-3 "Liability
Recognition for Certain Employee Termination Benefits  and  Other Costs to Exit
an  Activity  (including Certain Costs Incurred in a Restructuring)."  FAS  146
requires that a  liability  associated  with  an  exit  or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum  retention  period.
FAS   146  is  effective  for  exit  or  disposal  activities  initiated  after
December 31,  2002.  Management  does  not  expect  that the application of the provisions of FAS 146 will have a material impact on the Company's consolidated financial statements.

       Guarantees

       In  November 2002, the FASB issued Interpretation  No. 45,  "Guarantor's
Accounting and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others"  ("FIN  45").  FIN 45 requires that a liability  be  recorded  in the guarantor's balance sheet upon  issuance  of  a guarantee. In addition, FIN  45  requires disclosures about the guarantees that an entity has issued, including a  reconciliation  of  changes  in the entity's product  warranty liabilities. The initial recognition and initial  measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified  after  December 31,  2002,  irrespective of the guarantor's fiscal year-end. The initial recognition and initial  measurement provisions of FIN 45 are  not  expected  to  have  a material impact on the  Company's  consolidated financial statements. The disclosure  requirements  of FIN 45 are effective for financial  statements  of interim or annual periods ending  after  December 15,
2002;  therefore,  the Company  has  modified  its  disclosures  if  and  where appropriate as required.

       Transfers and  Servicing  of  Financial  Assets  and  Extinguishments of
Liabilities

       In  September  2000, the FASB issued Statement No. 140, "Accounting  for
Transfers  and  Servicing   of   Financial   Assets   and   Extinguishments  of
Liabilities - a  Replacement  of FASB Statement No. 125" ("FAS 140").  FAS  140
revises the criteria for accounting  for securitizations and other transfers of financial  assets  and  collateral.  In  addition,  FAS  140  requires  certain additional disclosures. Except for the new  disclosure  provisions,  which were effective for the year ended December 31, 2000, FAS 140 was effective  for  the transfer  of financial assets occurring after March 31, 2001. The provisions of
FAS 140 did  not  have  a  material  impact  on  MDI's  consolidated  financial statements.

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

       Revenue from ongoing client maintenance is recognized ratably  over  the post-contract  support  term,  which  is  generally twelve months. Revenue from training services and professional services  is  recognized when the service is completed. Revenue from implementation and installation  services is recognized using  the  percentage  of  completion  method. Revenue from prepayments  under licenses is recognized over the license period.  Samba calculates percentage of completion based on the estimated total number of  hours of service required to complete an implementation project and the number of  actual  hours  of service rendered.  Implementation  and  installation  services  are generally completed within 120 days.

       Cash and Cash Equivalents.  Molecular Diagnostics,  Inc.  considers  all highly  liquid  investments with a maturity of three months or less at the time of purchase to be cash equivalents.

       Inventory  of  Instruments,  Component  Parts  and  Labor.  Inventory of
instruments  and component parts consists of AcCell instruments  and  component parts necessary to manufacture AcCell instruments. The manufacturing process is carried out in  the facilities of a third-party contractor. Inventory is stated
at the lower-of-cost-or-market;  cost  is  determined by the first-in-first-out
(FIFO) method. The Company has established a  policy for reserving obsolete and
excess  inventory,  any  non-usable,  damaged,  or  non-salable   inventory  or
inventory  with  little  or  no  demand for the product in excess of one  year.
Samba's inventory consists primarily  of  in-process  labor expended to date on uncompleted contracts.

       Property and Equipment.  Property and equipment  are  stated at cost and are  depreciated  using  the  straight-line  method over the assets'  estimated useful lives. Principal useful lives are as follows:

           Furniture and fixtures...............   5 years
           Laboratory equipment.................   5 years
           Computer and communications equipment   3 years
           Leasehold improvements...............   Useful life or life of
                                                   lease, whichever is shorter

       Normal  maintenance  and  repairs  are  charged  to expense as incurred, significant improvements are capitalized.

       License,  Patents,  and  Technology.   License, patents,  and  purchased
technology  are recorded at their acquisition cost.  Costs  to  prepare  patent filings are expensed  when  incurred.  Costs  related  to abandoned patents are written off at the time of abandonment. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's  useful  life, which ranges from two to seventeen  years.  The  Company assesses licenses, patents, and technology quarterly for impairment.

       Goodwill.   Amortization  expense for 2001, 2000 related to goodwill was
approximately  $141,000  and  $146,000   respectively.   As  described  in  New
Accounting  Standards  above,  the  Company  has adopted FAS 141  and  FAS 142.
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

       Foreign  Currency Translation.  The  functional  currency  of  Molecular
Diagnostics, Inc.'s  foreign operations is the local currency. Accordingly, all assets and liabilities are translated into United States dollars using year-end exchange rates, and all  revenues  and  expenses  are  translated using average exchange rates during the year. The amount of foreign currency  translation  is not  material  to  the  results  of  operations  and  the financial position of
Molecular Diagnostics, Inc.

       Other Comprehensive Income (Loss).  Translation  adjustments  related to
Molecular   Diagnostics,  Inc.'s  foreign  operations  are  included  in  other comprehensive loss and reported separately in stockholders' equity (deficit).

       Loss Per  Share.   Basic  loss  per  share  is  calculated  based on the
weighted-average number of outstanding common shares. Diluted loss per share is calculated  based  on the weighted-average number of outstanding common  shares plus the effect of dilutive  potential  common  shares.  Molecular Diagnostics,
Inc.'s  calculation  of dilutive net loss per share excludes  potential  common shares as the effect would  be antidilutive. Cumulative and deemed dividends on convertible preferred shares totaled approximately $3,143,000 and $3,161,000 at
December 31, 2002 and 2001, respectively.  There were no preferred dividends in
2000. Loss per share applicable to common shareholders  as of December 31, 2002 is $0.49. The weighted average shares at December 31, 2002 include the weighted average  effect  of  5,750,000 shares of common stock issued  to  Round  Valley
Capital, LLC in August of 2002. These shares of common stock were issued to RVC additional collateral  for a loan made to the Company. The shares were returned to the Company by RVC upon  final settlement of the loan in 2003. MDI cancelled the shares in April of 2003.  If  we had not treated these shares as issued and outstanding at December 31, 2002, the  loss  per  share  applicable  to  common shareholders  would  have  been  $0.52.  Potential  common shares include stock underlying convertible notes, convertible preferred stock, cumulative dividends on preferred stock payable in common stock, stock options,  and  warrants.  The weighted-average  number of options and warrants to purchase common stock using the treasury stock  method  for  2002  and  2001  was 14,774,294 and 19,575,547 shares, respectively.

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

       Stock  Compensation.   As  permitted  by  the  Statement  of   Financial
Accounting   Standards   No. 123,   Accounting   for  Stock-Based  Compensation
(SFAS 123),  Molecular  Diagnostics, Inc. uses the intrinsic  value  method  to account for stock options  as  set forth in Accounting Principles Board Opinion
No. 25, Accounting for Stock Issued to Employees (APB 25).

       Reclassification. Certain amounts reported in 2000 and 2001 consolidated financial statements have been reclassified to conform with 2002 presentation.

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

       MDI made loans to AccuMed amounting to $1,270,000  and  $330,000 in 2001 and  2000  respectively,  prior  to  completion of the acquisition. The  notes,
including  accrued  interest  receivable   due   on   thereon,   amounting   to
approximately   $80,000   and   $10,000,  respectively,  were  reclassified  to
intercompany accounts and eliminated  in  the consolidated financial statements as  of  December 31,  2001 and 2000 in accordance  with  accounting  principles generally accepted in the United States.

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

       As a result of the acquisition,  MDI  (1) assumed  AccuMed's outstanding stock options and warrants, (2) forgave a note receivable,  as described above, due from AccuMed, (3) wrote-off unamortized license fees and  prepaid royalties previously  paid  under a licensing agreement with AccuMed, also  as  described above, and, (4) received  192,088  shares  of its common stock that was held by
AccuMed.

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

       A summary of the purchase price is as follows (in thousands):

      Fair value of 3,911,245 common shares issued..................  $ 6,649
      Fair value of 218,438 Series A preferred shared issued........      162
      Fair value of 1,128,198 AccuMed warrants assumed..............    1,918
      Fair value of 366,495 AccuMed stock options assumed...........      606
      Note receivable due from AccuMed, including accrued interest..    1,595
      Unamortized license fees and prepaid royalties previously
      paid to AccuMed...............................................    1,423
      Fair value of 192,088 MDI common shares held by AccuMed.......     (326)
      AccuMed liabilities assumed...................................    1,455
      Direct acquisition costs incurred by MDI......................      696
                                                                      -------
              Total purchase price..................................  $14,178
                                                                      =======

      The purchase price was allocated  to  AccuMed's  acquired assets based on their respective fair market values, as follows (in thousands):

      Cash and cash equivalents.....................................  $    43
      Inventories...................................................      290
      Other current assets..........................................       49
      Fixed assets..................................................      115
      Deferred compensation.........................................       75
      Technology license agreements:
        MDI license agreement.......................................    7,230
        Dianon license agreement....................................      260
      Goodwill......................................................    6,116
                                                                      -------
              Total purchase price..................................  $14,178
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

       Pro forma results for the fiscal years ended December 31 (in thousands):

                                                          2001       2000
                                                          ----       ----

      Revenues........................................  $  1,586   $  1,296
      Net loss available to common stockholders.......   (21,187)   (10,084)
      Basic and fully diluted net loss per share......  $  (0.59)  $  (0.32)

      At December 31, 2001, management determined several factors,  principally that  certain  contracts  being  negotiated  by  AccuMed failed to materialize, indicating  that  the  carrying  value  of  goodwill relating  to  the  AccuMed
acquisition  was  impaired.  Based  on  this  evaluation,   MDI  recognized  an
impairment charge of $5,833,000.

NOTE 4.    NOTES AND ACCOUNTS RECEIVABLE--RELATED PARTY

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

       As of December 31, 2001, the Chairman  of  the Board and Chief Executive
Officer, Peter Gombrich, owed the Company approximately  $50,000.  The  Company considered  this  receivable  to  be  collectible  in  the  ordinary  course of business.  The  amount  was  repaid  during  2002  and  Mr.  Gombrich  advanced additional  funds  to  the Company. At December 31, 2002, the Company owed  Mr.
Gombrich $126,911 for such  advances.  MDI has classified the amount due to Mr.
Gombrich under the current liabilities heading  "Due  to stockholder." In March and  April of 2003, MDI borrowed $1,000,000 from an affiliate,  Mr.  Gombrich's wife (See Footnote 17: Subsequent Events).

NOTE 5.      FIXED ASSETS

       Fixed assets consist of the following at December 31 (in thousands):

                                                             2002     2001
                                                             ----     ----

      Furniture and fixtures.............................   $  158   $  199
      Laboratory equipment...............................      786      671
      Computer and communications equipment..............      353      286
      Leasehold improvements.............................       34       34
                                                            ------   ------
                                                             1,331    1,190
      Less accumulated depreciation and amortization.....     (665)    (355)
                                                            ------   ------
              Total......................................   $  666   $  835
                                                            ======   ======

NOTE 6.    LICENSES, PATENTS, TECHNOLOGY AND GOODWILL

       Licenses,  patents,  technology  and  goodwill  include the following at
December 31 (in thousands):

                                                             2002      2001
                                                             ----      ----

      Licenses...........................................   $ 1,028  $ 1,022
      Patent costs.......................................       133      133
      MDI Technology Agreement...........................     7,230    7,230
      Dianon Technology Agreement........................       260      260
                                                            -------  -------
      Subtotal...........................................     8,651    8,645
      Less accumulated amortization......................    (1,130)    (465)
                                                            -------  -------
              Total......................................   $ 7,521  $ 8,180
                                                            =======  =======

      Goodwill...........................................   $   283  $   283
                                                            =======  =======

      Aggregate Amortization Expense

      For the year ended December 31, 2002 ......... $   665

      Estimated Amortization Expense
                       Year Ended December 31,
                                      2003...............   $612
                                      2004...............   $525
                                      2005...............   $525
                                      2006...............   $525
                                      2007...............   $525

       INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142
                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                     2002          2001         2000
                                                     ----          ----         ----
                                                (in thousands except for per share amounts)

REPORTED NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS                                       $(13,972)    $(19,791)     $(6,611)

   Add back: Goodwill amortization................ $     --     $    141      $   146
                                                   ---------    ---------     --------
ADJUSTED NET LOSS................................. $(13,972)    $(19,650)     $(6,465)
                                                   =========    =========     ========

BASIC AND DILUTED LOSS PER SHARE APPLICABLE
TO COMMON SHAREHOLDERS
Reported net loss................................. $   (.49)    $   (.62)     $  (.24)
   Goodwill amortization.......................... $     --     $     --      $   .01
                                                   ---------    ---------     --------
Adjusted net loss per share applicable to
common shareholders                                $   (.49)    $   (.62)     $  (.23)
                                                   =========    =========     ========

       During the fourth quarter of 2001, management performed an assessment of the  development  of  MDI's  pending  patent  portfolio.  As  a  result  of the developmental  nature  of the portfolio and significant uncertainty surrounding the ultimate issuance of  the  related patents, MDI recorded an impairment loss of $274,000 for the full amount  of  the  carrying  value of its pending patent portfolio. During 2002, MDI recorded all costs related  to  the  prosecution of patents as legal expenses.

NOTE 7.    ACCRUED EXPENSES

      Accrued expenses includes the following December 31 (in thousands):

                                                           2002      2001
                                                           ----      ----
      Accrued interest..................................  $  155    $   38
      Accrued interest--related party...................     111       103
      Accrued professional fees.........................     146       281
      Accrued taxes.....................................     412       334
      Reserve for warranty..............................      21        20
      Other accrued expenses............................     298       350
                                                          ------    ------
           Total........................................  $1,143    $1,126
                                                          ======    ======

       MDI is delinquent in filing certain Federal and State Income Tax returns for  2002  and  2001. MDI is also delinquent in paying a portion of Federal and
State employee and  employer  payroll taxes for 2001. The Company owed $678,000 and  $549,000 as of December 31,  2002  and  2001,  respectively,  in  past-due payroll  taxes,  including  $250,000  and $134,000 respectively in assessed and estimated statutory penalties and interest.  MDI is currently in the process of communicating through counsel with the Internal Revenue Service. The amount was included in accrued payroll costs in the accompanying balance sheet.

NOTE 8.    NOTES PAYABLE--RELATED PARTIES

      Notes payable to related parties at December 31 consisted of:

                                                             2002    2001
                                                             ----    ----
      Northlea Partners, Ltd., $25,000 Promissory Note
        issued August 6, 2001; interest rate 15% per
        annum..............................................    25      25

      Northlea Partners, Ltd., $15,000 Promissory Note
        issued September 20, 2001; interest rate 9% per
        annum..............................................    15      15

      Robert Shaw, $25,000 Promissory Note issued
        September 20, 2001;  interest rate 9% per annum....    25      25
                                                             ----    ----
                                                             $ 65    $ 65
                                                             ====    ====

       On  August 6, 2001, Molecular Diagnostics, Inc. issued a promissory note to Northlea  Partners,  Ltd.  in  exchange  for $25,000 in cash. John Abeles, a director of MDI, is the general partner of Northlea Partners, Ltd. The note was due on September 22, 2001 and bears interest  at  the rate of 15% per annum. As additional  consideration  for this note, MDI issued  a  five-year  warrant  to
Northlea Partners, Ltd. entitling  the  holder  to  purchase  62,500  shares of common stock at an exercise price of $1.00 per share. The closing market  price of  the  common stock on the issue date of the warrant was $0.73 per share. MDI determined  the  fair  value  of  the warrant to be $1,411 using the fair value interest rate method. This value was  charged  to  interest  expense during the third quarter of 2001. The note and related accrued interest remain outstanding as of December 31, 2002.

       On September 20, 2001, Molecular Diagnostics, Inc. issued  a  promissory note  to Northlea Partners, Ltd. in exchange for $15,000 in cash. The note  was due on  December 20,  2001 and bears interest at the rate of 9% per annum. Also on September 20, 2001 MDI  issued  a promissory note to Robert Shaw, a director of MDI, in exchange for $25,000 in cash. The note was due December 20, 2001 and bears interest at the rate of 9% per  annum. The notes remain outstanding as of
December 31, 2002.

       The carrying amount of notes payable - related parties approximates fair value at December 31, 2002 and 2001.

NOTE 9.      NOTES PAYABLE

       Notes payable to unrelated parties at December 31 (in thousands)
consisted of:

                                                                       2002      2001
                                                                       ----      ----
      Bridge I Convertible Promissory Notes; due December 31,
        2002; interest rate  7%  per annum; convertible into
        common stock at 75% of the market price on  date  of
        conversion;  beneficial  conversion  feature  valued
        at $1,049,808; Bridge Warrants  at  an  exercise price
        of  $0.25  per share; Private Warrants at an exercise
        price equal to 150% of note conversion price................  $3,185     $
      Bridge II Convertible Promissory Notes; due July 31, 2003;
        interest rate 12% per annum; convertible into common
        stock at $0.10 per share; beneficial  conversion
        feature valued at $330,000 as of  December  31, 2002;
        Bridge II warrants at an exercise price of $0.10 per
        share.......................................................     293        --
      Round Valley Capital, LLC $825,000  Promissory  Note,
        including unearned interest dated  August  30, 2002;
        interest  rate 36% per annum; warrants at an exercise
        price of $0.20 per share; 711,364 shares of common stock....     300        --
      Monsun, AS, $500,000 Promissory Note issued  November 1,
        2000; interest rate 15% per annum, compounded into
        principal amount; beneficial conversion feature valued
        at $125,000;  1st  extension  of  maturity date for
        issuance of 100,000 warrants at an exercise price of $0.60 per share;  2nd  extension of maturity date for the
        issuance of 200,000 warrants at an exercise price of $0.30 per  share;  3rd extension of maturity date for the issuance of 200,000 warrants at an exercise price of $0.70 per share;
        stock issuance of 200,000 shares of common stock in lieu of
        default penalty..............................................    552       590
      Trek Diagnostic Systems $80,000 Promissory Note issued July
        31, 2002; due in equal Installments on September 1, 2002
        and December 1, 2002.........................................     40        --
      NeoMed Innovations III,  $500,000  Promissory  Note issued May
        15, 2001; interest rate 12% per annum; beneficial conversion
        feature valued at $50,000....................................     --       481
      Xillix Technologies Corporation, $361,000 Promissory Note
        issued June 26, 1998; interest rate  Canadian  Prime +  6%
        per  annum;  represents a debt  of  AccuMed International....     34        49
      Western Economic Diversification, $221,000 Promissory  Note
        issued  June 1989; no interest; represents a debt of
        Oncometrics..................................................    182       181
      Schwartz, Cooper, Greenberger & Krauss, $500,000 Promissory
        Note issued October 17, 2001; interest rate 12% per annum....     --        58
                                                                      ------    ------
                                                                      $4,585    $1,359
                                                                      ======    ======

       Between  March  22,  2002  and  June  28, 2002, MDI issued $3,185,000 in series Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and  are convertible at any time into the common stock of MDI at a conversion price equal  to 75% of the market price of  the  common  stock  on the date of conversion. In addition,  MDI  issued  a warrant, which entitled each  holder  to purchase one share of common stock, at an  exercise price of $0.25 per share, for  each  dollar  principal  amount  of notes. MDI calculated a fair value of $99,950 for these warrants using the fair value  interest  rate  method  and  recorded this amount as additional interest expense during 2002. At the time of conversion  of  the  note,  the  holder  is entitled to receive a Private Warrant to purchase one share of common stock for each  four  shares  of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for the Private  warrants as of December 31, 2002. Since the conversion price of the note is at a  25% discount to the market price of the common stock of MDI, the holder is considered  to  have a beneficial conversion feature. MDI determined the value of the beneficial  conversion feature to be $1,041,666 and recorded this amount as additional interest  expense during 2002. The notes had not been repaid as of June 30,2003. Subsequent  to  year  end,  a  note holder,
NeoMed  Innovations III, converted $1,060,000 in principal amount of  Bridge  I notes into Bridge II notes. (See Footnote 17: Subsequent Events)

       Beginning  in  October  2002,  MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory  Notes  to  accredited  investors.  MDI issued  $550,000  in  Bridge  II  notes as of December 31, 2002. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets.  The  notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value  of  common  shares  paid in kind  as interest for the remaining $3,000,000 of principal amount of notes  in the series  is $0.15 per share. The conversion price of the notes issued during
2002 was less  than  the  market  price of the common stock when the notes were issued; therefore, the holder is considered  to  have  a  beneficial conversion feature. MDI determined the value of the beneficial conversion  feature  to  be
$330,000.  The  value  was  recorded  as  a  reduction  of the debt and will be amortized  as  additional  interest  over  the life of the note.  MDI  recorded additional interest expense of $71,800 to reflect  amortization of the discount for the time the notes were outstanding during 2002.  At the time MDI completes
significant   additional  funding  plans,  as  outlined  in  the   subscription
agreement, each  holder  of Bridge II notes is entitled to receive a warrant to purchase one share of the  common  stock of the Company for each four shares of common stock into which the note is  convertible  at an exercise price of $0.15 per  share  for  notes  in  the  class pertaining to the  first  $1,000,000  in subscriptions  and  $0.20  for  the  remaining  $3,000,000  in  note  principal subscriptions. Subsequent to year-end,  MDI  issued  additional  notes  in  the
Bridge II series. (See Footnote 17: Subsequent Events)

       On  August  30,  2002,  MDI  issued  a  Promissory  note to Round Valley
Capital, LLC ("RVC") in the amount of $825,500 representing  $650,000  in  cash received  by MDI and $175,500 in unearned interest. The note bears a calculated effective interest  rate  of 36% per annum and is due June 1, 2003. The note is secured by all of the assets  of  MDI.  MDI  issued  a certificate representing
5,750,000 shares of the common stock of the Company to  RVC  as  collateral for the  loan  and  paid  transaction  fees  including:  cash payments of $147,063;
711,364 shares of common stock of MDI; and warrants to  purchase 681,818 shares of common stock of MDI at an exercise price of $0.20 per  share.  MDI  recorded the  note  at  a value, net of unearned interest, of $650,000. A fair value  of
$362,795 was calculated  for  the  shares  of common stock of MDI issued to RVC using the market price of the common stock on  the date the shares were issued.
A  fair  value of $156,000 was calculated for the  warrants  using  the  Black-
Scholes valuation  method. The total value of the transaction fees was recorded as prepaid financing  costs  and  is being amortized over the life of the note.
MDI  recorded  interest  expense  of $59,500  and  financing  costs,  including amortization of prepaid financing costs,  of $377,638 during 2002. RVC declared
MDI to be in default under the terms of the  note  and the parties were engaged in  litigation  as of December 31, 2002. Subsequent to  year-end  RVC  and  MDI settled the litigation.  The  note,  including  default  penalties, was paid in full. (See Footnote 17: Subsequent Events)

       In July 2002, MDI agreed to settle a claim brought  by  Trek  Diagnostic
Systems,  Inc. ("Trek") against AccuMed regarding breach of representation  and warranties  in  a certain agreement under which Trek purchased the microbiology business of AccuMed in 2000. MDI issued a promissory note to Trek in the amount of $80,000, payable in two equal installments on September 1, 2002 and December
1, 2002. MDI made  the first payment due on September 1, 2002. MDI did not make the second payment causing  a  default  on  the note. Trek has instituted legal action  against MDI to obtain payment of the remaining  amount  due  under  the note. The  unpaid  portion  of  the note accrues interest at the rate of 8% per annum.

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
The conversion price of the note was less  than  the market price of the common stock of MDI at the date of issuance of the note and  therefore,  the holder is considered to have a beneficial conversion feature. MDI determined the value of this beneficial conversion feature to be $50,000. This value was recorded  as a reduction to the debt and will be amortized as additional interest expense over the life of the note. MDI recorded interest expense, including amortization  of the  debt  discount,  of $59,569 and $31,000 in 2002 and 2001, respectively. On
June 12, 2002 NeoMed converted  the  note  principal  and  $60,000  in  accrued interest  into  a  Bridge I Convertible Promissory Note under terms similar  to those offered to other subscribers to the Bridge I notes.

       In conjunction  with  the  acquisition of AccuMed International, Inc. on
September 17, 2001, MDI assumed the  $76,516  unpaid  principal  amount  of  an outstanding  Canadian  dollar  convertible  promissory  note  payable to Xillix
Technologies. The note is due on demand, bears interest at a rate  of  6%  over the  Canadian prime rate, and is convertible into the common stock of MDI at  a conversion  price  of $2.18 per share. Through December 31, 2001, MDI made cash principal payments against the note amounting to $27,467. During 2002, MDI made further cash principal payments against the note amounting to $14,610. MDI also made  cash  interest  payments  of  $390  and  $2,533  during  2002  and  2001, respectively.

       In conjunction with  the  acquisition  of AccuMed International, Inc. on
September 17, 2001, MDI assumed the $180,663 unpaid  principal  balance  of  an
outstanding   Canadian  dollar  loan  due  from  Oncometrics,  a  wholly  owned subsidiary of AccuMed,  to  Western  Economic Diversification ("WED"). Payments
against the principal of the loan are due from a percentage of revenues derived from the sales of products, which include  technology  licensed  to Oncometrics under  WED  loan  agreement.  Oncometrics failed to make principal payments  as required  by  the  terms  of the loan  causing  a  technical  default.  Neither
Oncometrics, nor MDI has received  formal  notification from WED of the default as required under the terms of the loan. As  a  result of the technical default
MDI has classified the entire principal of the loan as current.

       On November 1, 2000, Molecular Diagnostics,  Inc.  issued  a convertible promissory note to Monsun, AS in exchange for $500,000 in cash. The  note bears interest at the rate of 15% per year and was due twelve months from the date of issue. The note is convertible into common stock, any time after the expiration of  the  first  180 days  of the loan term, at a conversion price of $1.00  per share. The conversion price  of  the  note  was  less  than the market price of common stock at the date of issuance of the note and therefore,  the  holder is considered to have a beneficial conversion feature. MDI determined the value of this beneficial conversion feature to be $125,000. This value was recorded as a reduction to the debt and was amortized as additional interest expense over the life  of  the  note.  During  2001 and 2000, MDI recorded $104,000 and $21,000, respectively, to interest expense.

       On October 31, 2001 Monsun,  AS  and  MDI agreed to the 1st extension of the maturity date of the convertible promissory note until January 31, 2002. As consideration for the 1st extension agreement,  MDI issued a three-year warrant to Monsun, entitling the holder to purchase 100,000  shares  of common stock of
MDI  at an exercise price of $0.60 per share. A fair value of $25,000  for  the warrant  was  calculated  using  the  fair  value  interest rate method and was recorded  as  additional  interest expense during 2001.  On  January  31,  2002
Monsun, AS and MDI agreed to the 2nd extension of the maturity date of the note until March 31, 2002. As consideration  for  the  2nd  extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.30  per  share. A fair value  of  $4,110 for the warrant was calculated using the fair value  interest rate method  and  was  recorded  as additional interest expense during 2002. On
April 1, 2002 Monsun, AS and MDI agreed  to  the  3rd extension of the maturity date until July 31, 2002. As consideration for the 3rd extension agreement, MDI issued a five-year warrant to Monsun, entitling the  holder to purchase 200,000 shares of common stock of MDI at an exercise price of  $0.70  per share. A fair value  of  $8,287 for the warrant was calculated using the fair value  interest rate method  and  was  recorded  as additional interest expense during 2002. In
November 2002, MDI issued 200,000  shares  of  common stock of MDI as a default penalty  on the note. A fair value of $42,000 for  the  shares  was  calculated using the  market  price of the common stock on the date the shares were issued and was recorded as  financing  expenses during 2002. MDI made payments against the principal of the note amounting  to $117,266 and recorded interest expense, in addition to the amounts mentioned above,  of $80,200 during 2002. Monsun, AS has initiated a legal action against Peter Gombrich, MDI's Chairman and CEO, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance  of the note. The Board of Directors of  MDI  has  agreed  to  pay  Mr.
Gombrich's  legal  costs  to  defend himself against this action. The action is pending as of the date of this report.

       In July 1999, Molecular  Diagnostics,  Inc.'s  wholly  owned subsidiary,
Samba, negotiated a Revolving Credit Line ("Revolver") with the  Banc  National de  Paris  (BNP). The terms of the Revolver provided that Samba may borrow,  in the form of  an advance on payment against monthly billings, up to a maximum of
137,204 Euros,  approximately  $144,000.  In  January  of 2003 the revolver was converted  to a cash overdraw facility capped at 150,000  Euros,  approximately
$157,000. The interest rate on all overdraw balances is 8.8%. Samba has granted
BNP a security interest in its accounts receivable. As of December 31, 2002 and
2001 MDI recorded  approximately  $207,000  and  $177,000,  respectively in the consolidated balance sheet as the current amount due under the  revolving  line of credit.

       On  November 1,  2001  MDI  issued  a  Convertible  Promissory  Note  to
Schwartz,  Cooper,  Greenberger &  Krauss  ("SCGK") in exchange for $500,000 in legal services. The Note bears interest at the  rate of 12% per year and is due in five installments. The Note is convertible into  common  stock  of  MDI upon issuance  of  the  Note  at  a conversion price equal to the stock price on the conversion date.

       In accordance with Promissory  Note  provisions,  SCGK forgave the final installment on the note, which was due February 28, 2002.  Therefore,  MDI  did not include the final payment in its debt balance as of December 31, 2001.

       The  carrying  amounts  of  notes  payable  approximates  fair  value at
December 31, 2002 and 2001.

NOTE 10.     STOCKHOLDERS' EQUITY

       SALE OF EQUITY

       Summary   of   the   Company's  preferred  stock  capital  table  as  of
December 31, 2002 is as follows:

                                                                   SHARES ISSUED &
      OFFERING                                  SHARES AUTHORIZED    OUTSTANDING
      --------                                  -----------------    -----------

      Series A convertible......................      590,197          118,092
      Series B convertible, 10% cumulative......    1,500,000          799,856
      Series C convertible, 10% cumulative......    1,666,666        1,258,833
      Series D convertible, 10% cumulative......      300,000          175,000
      Series E convertible, 10% cumulative......      800,000          429,243
                                                    ---------        ---------
      Total Preferred Stock.....................    4,856,863        2,781,024
                                                    =========        =========

       In  September  2001,  MDI  issued 218,438 shares of Series A convertible preferred stock to AccuMed in conjunction  with  the  acquisition.  In November
2001, a holder converted 23,603 shares of Series A convertible preferred  stock into  10,310  shares  of common stock of the Company. During March and April of
2002, holders converted  a  total  of  76,743  shares  of  Series A convertible preferred stock into 33,510 shares of common stock of the Company.

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

       During  2001  several  holders converted  142,500  shares  of  Series  B convertible preferred stock, including  cumulative  dividends due thereon, into
604,592 shares of common stock of MDI. During 2002, several  additional holders converted  557,500  shares  of Series B convertible preferred stock,  including cumulative dividends due thereon, into 2,594,175 shares of common stock of MDI

       In November 2001, the  Company  received $3,635,000 in net proceeds from the private sale of 1,331,499 shares of  Series C  Convertible Preferred Stock, to a limited number of accredited investors. The Series C preferred stock has a dividend rate of 10% and is convertible into the Common Stock of the Company at a conversion rate equal to $0.60 per share.

       During  2002,  several  holders  converted 72,666  shares  of  Series  C convertible preferred stock, including cumulative  dividends  due thereon, into
392,858 shares of common stock of MDI.

       Also  in November 2001, the Company received $1,750,000 in proceeds from the sale of 175,000 shares of Series D Convertible Preferred Stock in a private sale to Ventana  Medical Systems, Inc ("Ventana"). The Series D preferred stock has a dividend rate  of  10%  and  is  convertible  into  the Common Stock at a conversion  rate  of  $1.00  per  share. The Company also issued  a  three-year warrant to Ventana entitling the holder  to  purchase  1,750,000  shares of the
Common  Stock  of  the  Company  at  an  exercise price of $1.15 per share.  In conjunction  with the purchase of the Series  D  Convertible  Preferred  Stock,
Ventana was also  granted  a  perpetual  license to Samba software.  During the first quarter of 2002 the Company completed  the  delivery terms of the license agreement and transferred $297,500 from preferred stock  to  license revenue to reflect  the value of the license.  The Company also determined  a  measurement date for the warrant during the first quarter of 2002. A fair value of $928,000 was calculated for the warrant using the Black-Scholes valuation method and the
Company transferred  this  amount  from  preferred  stock to additional paid in capital.

       In December 2001, the Company completed  a tender offer to exchange 1/25 of a share of Series E convertible preferred stock, par value $0.001 per share, for each common share of Molecular Diagnostics, par  value $0.001 per share, up to a maximum of 20,000,000 shares of common, or a maximum  of  800,000 Series E preferred  stock. As of December 31, 2001, 10,859,688 common shares  have  been tendered for  434,388 preferred shares under the terms of this offering and are valued at $9,557,000.

       During December 2002, several holders converted 5,145 shares of Series E convertible preferred  stock,  including cumulative dividends due thereon, into
155,180 shares of common stock of MDI.

   ISSUES OF PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK
Liquidation Value:  $4.50 per share
Conversion Price:   $10.3034 per share
Conversion Rate:    0.4367--Liquidation   Value  divided  by  Conversion  Price
                    ($4.50/$10.3034)
Voting Rights:      None
Dividends:          None
Conversion Period:  Any time--3 years

SERIES B CONVERTIBLE PREFERRED STOCK
Liquidation Value:  $4.00 per share
Conversion Price:   $1.00 per share
Conversion Rate:    4.00--Liquidation  Value   divided   by   Conversion  Price
                    ($4.00/$1.00)
Voting Rights:      None
Dividends:          10%--Quarterly--Commencing March 31, 2001
Conversion Period:  Any time
Cumulative dividends in arrears at December 31, 2002 were $589,551

SERIES C CONVERTIBLE PREFERRED STOCK
Liquidation Value:  $3.00 per share
Conversion Price:   $0.60 per share
Conversion Rate:    5.00--Liquidation   Value   divided  by  Conversion   Price
                    ($3.00/$0.60)
Voting Rights:      None
Dividends:          10%--Quarterly--Commencing March 31, 2002
Conversion Period:  Any time
Cumulative dividends in arrears at December 31, 2002 were $440,763

SERIES D CONVERTIBLE PREFERRED STOCK
Liquidation Value:  $10.00 per share
Conversion Price:   $1.00 per share
Conversion Rate:    10.00--Liquidation  Value  divided   by   Conversion  Price
                    ($10.00/$1.00)
Voting Rights:      None
Dividends:          10%--Quarterly--Commencing April 30, 2002
Conversion Period:  Any time--After April 1, 2002
Cumulative dividends in arrears at December 31, 2002 were $204,247

SERIES E CONVERTIBLE PREFERRED STOCK
Liquidation Value:  $22.00 per share
Conversion Price:   $0.80 per share
Conversion Rate:    27.50--Liquidation   Value  divided  by  Conversion   Price
                    ($22.00/$0.80)
Voting Rights:      Equal in all respects to holders of common shares
Dividends:          10%--Quarterly--Commencing May 31, 2002
Conversion Period:  Any time--After December 1, 2002
Cumulative dividends in arrears at December 31, 2002 were $954,685

       ISSUANCE OF RESTRICTED SHARES FOR SERVICES

       In August 1999, Molecular Diagnostics,  Inc.  awarded  50,000 restricted shares  of  common  stock  to  a  non-employee  consultant  under  a three-year agreement for consulting services. The restricted shares vested over  a twenty-
four  month  period.  During  2002,  a  determination was made to expense these shares over the vesting period. A measurement  date  was  determined and a fair value  for  these  shares  of  $23,600  was calculated using the  Black-Scholes valuation model. During 2002 and 2001 MDI  recorded  a  reduction in expense of
$13,000 and expense of $13,000, respectively, as consulting  expense related to these shares.

       During  2000,  Molecular Diagnostics, Inc. issued additional  awards  of restricted shares of common stock to non-employee consultants for services. The awards total 100,000 shares,  and  were  issued under agreements for consulting services with terms similar to those outlined  in  the preceding paragraph. The measurement  date of these shares had not been determined  as  of  December 31,
2002 and therefore  the value of these shares will be based on the market value of common stock at the end of each interim period until the measurement date is determined. A fair value  of  $16,000 was calculated at December 31, 2002 using the  Black-Scholes valuation model.  During  2002  and  2001,  MDI  recorded  a reduction  of  expense  of  $25,000  and  expense  of  $30,000 respectively, as consulting expense.

       ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

       Molecular Diagnostics, Inc. issued options to purchase 200,000 shares of common stock to non-employee consultants during 1999. The  options  vest over a period of time, ranging from the date of grant to two years, and have  exercise prices  of $0.394 and $0.406 per share. MDI issued these options to consultants as consideration  for  consulting  services that commenced during 1999 and were completed during 2002. Services provided  under  several  consulting agreements ceased during 2001 and 2000, resulting in the cancellation of 45,000 and 46,666 options,  respectively. Based on the option-vesting schedule,  the  measurement date of the  remaining outstanding options was determined at December 31, 2001.
A fair value of $95,000 was calculated for the remaining options outstanding at
December 31, 2001,  using  the  Black-Scholes valuation model. During 2001, MDI recorded $16,000 as consulting expense  related  to  the  remaining outstanding options.

       During  2000,  Molecular Diagnostics, Inc. issued an additional  270,000 options  to  purchase  common  stock  to  non-employees  under  agreements  for consulting services. The options vest over a time period, ranging from the date of grant to three years,  and  have  exercise  prices  from $1.75 to $2.875 per share. MDI issued these options to consultants as consideration  for consulting services that commenced during 2000 and will be completed through  2003. One of the consulting agreements was terminated in 2002 and options to purchase 15,000 shares of common stock were cancelled. As the measurement date of these options had  not  been  determined as of December 31, 2002, the value of these  options will be determined at the end of each interim period until the measurement date is determined. A  fair value of $11,200 was determined as of December 31, 2002, using the Black-Scholes  valuation  model.  This value is charged to consulting expense over the term of the agreements. The amount of expense to be ultimately recognized will vary depending on the market  value  of the common stock at the end of each period. During 2002 and 2001, MDI recorded  a  reduction in expense of $55,000 and expense of $37,000 respectively as consulting expense.

       ISSUANCE OF COMMON STOCK FOR SERVICES

       During 2000, Molecular Diagnostics, Inc. issued 40,000  shares of common stock in exchange for medical consulting and financial advisory  services.  The services had a fair value of $60,000. During 2001 and 2000, the Company charged
$4,000  and  $56,000 respectively, to medical consulting and investor-relations expenses.

       In July  2002,  the  Company  issued 113,832 shares of common stock to a vendor in lieu of payment in cash for services provided. The Company determined a fair value for the shares of $61,000  based  on  the  invoiced  value  of the services.  The  Company  recorded  the  entire  amount  as selling, general and administrative expense in 2002.

       In August 2002, the Company issued 60,182 shares of  common  stock  to a
financial   advisor   as  consideration  for  services  provided.  The  Company
determined a fair value  for the shares of $30,000 based on the market value of the stock at the time the  services  were  performed.  The Company recorded the entire amount as selling, general and administrative expense in 2002.

       Also in August 2002, the Company issued 711,364 shares  of  common stock to Round Valley Capital as part of the transactions fees related to  a $650,000 loan.  The Company determined a fair value for the shares of $362,795 based  on the closing  market  price of the stock on the date the shares were issued. The
Company is amortizing  this  amount over the life of the loan. During 2002, the
Company amortized $161,000 as  selling  general  and administrative expenses to reflect the time the loan was outstanding during the  year.  The  Company  also issued  an  additional  5,750,000  shares of unregistered and restricted common stock to be held as collateral against  the  note.  The  Company  recorded  the
$5,750  par value of these shares as common stock and a reduction of additional paid in capital.  Because the shares were used only as collateral for the note, no other value was calculated for the shares. In 2003, upon final settlement of the loan, the 711,364  shares and the 5,750,000 shares were returned to MDI and cancelled. (See Footnote 17: Subsequent Events).

       In November 2002, the Company issued 400,000 shares of common stock to a
former  employee  /  consultant   in  settlement  of  litigation.  The  Company
determined a fair value for the shares  of $84,000 based on the market price of the stock on the date of issuance. The Company  recorded  the  entire amount as research and development expenses in 2002.

       In November 2002, the Company issued 225,001 shares of common stock to a non-employee  consultant as payment for consulting services performed  in  2000 and 2001, which were in addition to those services detailed in the consultant's contract, and for  regular services under the contract for the first six months of 2002. The Company  determined  a fair value for the shares of $180,000 based on the market price of the stock on  the  date  of  issue  and  the unpaid fees outstanding. The Company recorded a reduction in accrued expenses  of  $130,000 and  the remaining amount was recorded as research and development expenses  in
2002.

       ISSUANCE OF COMMON STOCK UNDER INCENTIVE PLANS

       In  January   2002,  a  former officer of MDI exercised stock options to purchase 250,000 shares of common  stock  at  an  exercise price of $0.3937 per share.  The  Company  recorded the $98,425 exercise price  of  the  options  as compensation expense in  2001  in  accordance  with  the terms of the officer's severance  agreement.  In March 2002, the former officer  exercised  additional stock options  to  purchase 111,000 shares of common stock at an exercise price of $0.3937 per share  and  surrendered  options  to  purchase  39,000 shares of common stock in lieu of the exercise price.

       ISSUANCE OF WARRANTS FOR SERVICES

       In  November  2000,  Molecular  Diagnostics,  Inc.  issued  warrants  to purchase  a  total  of 200,000 shares of common stock, at an exercise price  of
$1.00 per share, to non-employees  as compensation for financial services to be provided under agreements covering a  one-year  period.  The warrants vested in equal amounts each month over the period. MDI may terminate the agreements upon thirty  days  written  notice,  and  any  unvested options as of  the  date  of termination would be cancelled. The measurement  date  of  these  warrants  was determined  as of December 31, 2001. A fair value of $75,000 for these warrants was calculated  at  December 31, 2001, using the Black-Scholes valuation model.
During  2001 and 2000,  MDI  recorded  $59,000  and  $17,000  respectively,  as selling, general, and administrative expense.

       In January 2001, Molecular Diagnostics, Inc. issued warrants to purchase
80,000 shares  of  common  stock,  at  an  exercise price of $1.00, and 100,000 shares of common stock, at an exercise price  of  $.50,  to  a  non employee as compensation  for  financial services to be provided under agreements  covering
January through April,  2001  and  May  through December 2001 respectively. The warrants vested in equal amounts each month.  The  agreements  were replaced on
October 1, 2001 with a new agreement covering a fifteen-month period  ending on
December 31, 2002. In accordance with the terms of the new agreement all of the outstanding  warrants  were immediately vested and MDI issued a new warrant  to purchase 150,000 shares  of common stock at an exercise price of $0.50. The new warrant vests in equal amounts  each  month  as  services  are provided. A fair value  of  $13,500  was  calculated  for  this  warrant using the Black-Scholes valuation method as the services were completed and  vesting  took place during
2002. MDI recorded a reduction of expense of $10,500 and expense  of $24,000 as selling, general, and administrative expense in 2002 and 2001, respectively, to cover the vested warrants.

       In July 2001, the Company issued a warrant to purchase 150,000 shares of common  stock  at an exercise price of $1.20 per share to an investment-banking firm as compensation  for  services provided over a twelve-month period. As the measurement date of this warrant  had  not  been  determined as of December 31,
2001,  the fair value of the warrant will be determined  at  the  end  of  each interim period until the measurement date is determined. A measurement date was determined  upon completion of services during 2002 and a fair value of $66,375 was calculated,  using the Black-Scholes valuation model. During 2002 and 2001, the company recorded $10,875 and  $55,500,respectively, as selling, general and administrative expense.

       During 2001, several  advisory  groups,  contracted  to assist Molecular
Diagnostics,  Inc.  in  completing the Private Placement Offering  of  Series B
Convertible Preferred Stock  in  2001  were  compensated through the payment of
$159,000  in cash, the issuance of 440,692 shares  of  common  stock,  and  the issuance of  warrants to purchase 566,942 shares of common stock at an exercise price of $1.20 per share.

       In January 2002, the Company issued a warrant to purchase 200,000 shares of common stock  at  an  exercise  price  of $0.30 per share to the holder of a convertible promissory note in consideration  for a ninety-day extension of the note maturity date. A fair value of the warrant  of $4,110 was calculated using the fair value interest method. In April 2002, the Company issued an additional warrant to purchase 200,000 shares of common stock  at  an  exercise  price  of
$0.70 per share to the same note holder for another ninety-day extension of the note maturity date. A fair value of this warrant of $8,287 was calculated using the fair value interest method. The Company recorded both amounts as additional interest expense in 2002.

       In  February  2002,  the  Company  issued  a warrant to purchase 750,000 shares of common stock at an exercise price of $0.01  per  share  to its former legal counsel as compensation for legal services performed in regard to settled litigation.  A fair value of the warrant of $675,000 was calculated  using  the
Black-Scholes  valuation  method.  The  Company  recorded  the  amount as legal expenses during 2002.

       Between March 2002 and June 2002, the Company issued a series  of Bridge
I convertible promissory notes. As additional consideration for the notes,  the company  issued  warrants  to  purchase  3,185,000 shares of common stock at an exercise price of $0.25 per share to the note  holders.  A  fair  value  of the warrants  of  $99,950 was calculated using the fair value interest method. This amount was recorded as additional interest expense during 2002.

       On May 31,  2002, the Company issued a warrant to purchase 51,493 shares of common stock at an  exercise  price  of  $0.01  per  share to a non-employee consultant in lieu of payment of fees due to the consultant  for past services.
The Company recorded a fair value of $50,969, the value of the  consulting fees due, as a reduction of accounts payable.

       In  September  2002,  the  Company issued a warrant to purchase  681,818 shares of common stock at an exercise  price  of  $0.20  per  share  to various individuals related to Round Valley Capital, LLC as additional loan transaction fees.  A fair value of the warrant of $156,000 was calculated using the  Black-
Scholes  valuation  method modified so that cash and non-cash transactions fees did not exceed the loan  value. This fair value will be amortized as additional financing costs over the life  of  the  loan.  The  Company recorded $69,333 as financing costs to reflect the amount amortized during  2002.  As  part  of the loan  settlement with Round Valley Capital, LLC, in April of 2003, warrants  to purchase  481,818  shares  of  common  stock  were  returned to the Company and cancelled.

       In  November  2002,  the Company issued a warrant  to  purchase  200,000 shares of common stock at an  exercise price of $0.16 per share as compensation to an advisor who acted as a finder  for  investors  in  Bridge  II convertible promissory notes. A fair value for the warrant of $44,000 was calculated  using
the  Black-Scholes  valuation  method.   The  Company  recorded  the  amount as
financing costs during 2002.

       ISSUANCE OF WARRANTS TO PURCHASE ASSETS

       In  June  2000,  the  Company  entered  into  a  License  and Technology
Agreement (the "Agreement") with Invirion and Dr. Bruce Patterson, M.D., Ph.D., its  principal,  granting  the  Company  exclusive  rights  to  certain medical technology for the detection of oncogenic (cancer causing) types  of  the Human
Papilloma  Virus  ("HPV"). The Agreement provides for $500,000 in cash payments and the issuance of  warrants to purchase 400,000 shares of our Common Stock at an exercise price of $0.01,  based on the delivery of milestones. The first two milestones were met in 2000, which  required  the  Company  to pay $400,000 and issue 250,000 warrants. The third milestone was tentatively reached during 2001 and  the  Company  paid  $34,000  in  cash  and  issued 50,000 warrants.  Final agreement on the completion of the third milestone  continues  to be subject to verification  of  processes and procedures by an independent third  party.  The
Company used the Black-Scholes  valuation  model  to determine a fair value for the warrants issued in 2001 and 2000 of $49,000 and $530,000, respectively, and recorded the amount as license fees.

       APPLICATION OF BLACK-SCHOLES VALUATION MODEL

       In applying  the  Black-Scholes  valuation  model  for the year 2002 and
2001,  the  Company  has used an expected dividend yield of zero,  a  risk-free interest rate of 6%, a  volatility  factor  of  90%,  and  a  fair value of the underlying common shares of closing market price on the date of  the grant. The expected life equaled the term of the warrants, options, or restricted shares.

      WARRANTS

      At December 31, 2002, the Company had the following  outstanding warrants to purchase shares of Common Stock:

                                                       WEIGHTED
                                                       AVERAGE
       TOTAL SHARES   EXERCISABLE   UNEXERCISABLE   EXERCISE PRICE   EXPIRATION DATE
       ------------   -----------   -------------   --------------   ---------------
          39,834        39,834            0            $15.060       Perpetual
          55,000        55,000            0            $0.264        January 3, 2003
          10,920        10,920            0            $6.870        February 3, 2003
          48,333        48,333            0            $1.500        May 23, 2003
         784,901       784,901            0            $0.010        May 24, 2003
         681,818       681,818            0            $0.200        September 3, 2003
         250,000       250,000            0            $0.010        September 11, 2003
          50,000        50,000            0            $0.010        July 15, 2004
         372,500       372,500            0            $1.090        August 29, 2004
         100,000       100,000            0            $0.600        October 31, 2004
       1,750,000     1,750,000            0            $1.150        November 2, 2004
          50,000        50,000            0            $0.330        December 10, 2004
         200,000       200,000            0            $0.300        January 31, 2005
       1,023,302     1,023,302            0            $6.870        March 23, 2005
         200,000       200,000            0            $1.000        November 22, 2005
          50,000        50,000            0            $0.937        December 1, 2005
       1,000,000     1,000,000            0            $1.250        December 8, 2005
         180,000       180,000            0            $0.720        January 8, 2006
          25,000        25,000            0            $0.010        February 1, 2006
       1,000,000     1,000,000            0            $0.250        February 7, 2006
         599,942       599,942            0            $1.200        February 28, 2006
         150,000       150,000            0            $1.200        July 10, 2006
         750,000       750,000            0            $1.000        July 26, 2006
         312,500       312,500            0            $1.000        August 6, 2006
         150,000       150,000            0            $0.500        October 1, 2006
         172,120       172,120            0            $0.820        October 11, 2006
         597,750       597,750            0            $1.000        November 30, 2006
         200,000       200,000            0            $0.700        March 31, 2007
          51,493        51,493            0            $0.010        May 31, 2007
       3,185,000     3,185,000            0            $0.250        July 31, 2007
         200,000       200,000            0            $0.160        November 1, 2007
         250,000       250,000            0            $0.330        July 14, 2009
         750,000             0      750,000            $0.001        February 12, 2012
      ----------    ----------      -------            ------
      15,240,413    14,490,413      750,000            $1.063
      ==========    ==========      =======            ======

         The  Company  is  obligated under the terms of subscription agreements for Bridge I and Bridge II convertible  promissory  notes  to  issue additional private warrants to the note holders based on certain events. If  and  when the holder  of  a  Bridge  I  note elects to convert the principal of the note into shares of MDI common stock,  the  holder  is  entitled  to receive a warrant to purchase one share of MDI common stock for each four shares of MDI common stock into which the note is converted at an exercise price equal to 150% of the note conversion  price.  Since the Bridge I convertible promissory  note  conversion price is set at 75% of  the  market price on the date of conversion, the number of  warrants  to  be  issued and their  exercise  price  or  prices  cannot  be determined until such time  as the notes are actually converted into the common stock of MDI. If and when the  Company  completes additional financing plans as outlined in the subscription agreements for  Bridge  II  notes, the holder of a
Bridge II note is entitled to receive a warrant to purchase  one share of stock for each four shares into which the note is convertible. The exercise  price of the warrants is $0.15 per share for Bridge II notes, which fall into the  class of the first $1,000,000 in cash subscriptions and $0.20 for the holders of  the remaining Bridge II notes.

         Certain  warrants  in  the  above table entitling the holders, Azimuth
Corporation and Cadmus Corporation, to  purchase a total of 3,125,000 shares of common stock, include additional anti-dilution  provisions,  over and above the standard anti-dilution provisions included in all warrants which cover dilution caused  by  common  stock  dividends and stock splits or reverse stock  splits.
These additional provisions  consider other items as dilutive events, including but not limited to the issuance  of  convertible  debt  or  equity  securities, options,  warrants,  etc. A calculation of the dilutive effect of a convertible security is required at the time the security is issued rather than if and when actual conversion takes  place.  The  Company  calculated  that at December 31,
2002, these warrants were required to be adjusted to reflect  that  the holders
were  entitled to purchase and additional 519,000 shares of common stock.   The
exercise prices of the warrants would be adjusted so that the total proceeds to the Company  from  an  exercise  of  these  warrants would remain the same. The
Company  also  calculated that as of the beginning  of  July  2003,  additional adjustments were  required  to reflect that holders were entitled to purchase a further 897,000 additional shares  with  commensurate  adjustments in per share exercise prices. On July 18, 2003, the Company negotiated an agreement with the holders  of  these  warrants.  The holders agreed to cancel  the  warrants  and forgive approximately $120,000 owing to the holders by MDI as of that date. The
Company agreed to issue a new warrant to the holders entitling them to purchase
6,500,000 shares of common  stock  at an exercise price of $0.30 per share. The
Company  also  agreed  to issue a 120-day  warrant  entitling  the  holders  to purchase 500,000 shares  of  common  stock at $0.30 per share. The new warrants will only contain the standard anti-dilution  provisions  included in all other warrants.

         STOCK APPRECIATION RIGHTS

       At December 31, 2002 and 2001, MDI had 450,000 stock appreciation rights
(SARs) outstanding. These SARs, issued in 1989, have an exercise price of $0.30 and  could  be  exercised  through  November 20,  2001.  These  SARs are deemed automatically  exercised on November 20, 2001 if not done so at the  option  of the holder. In general,  each  SAR entitles the holder to receive upon exercise an amount equal to the excess, if  any, of the market value per share of Common
Stock at the date of exercise over the  exercise  price  of  the  SAR, plus any dividends or distributions per share made by MDI prior to the exercise date. In lieu  of  making  cash payments, MDI may elect and intends, to issue shares  of
Common Stock. MDI recorded  compensation  expense of $91,395 for the year ended
December 31, 2000, and a reversal of compensation  expense  of $79,020 in 2001, to  reflect  the  difference between the closing market price of  MDI's  common stock at November 20,  2001 and December 31, 2000 and the exercise price of the
SARs. Since the SARs were  deemed exercised at November 20, 2001, no additional entries were required for 2002.

       SHARES OF COMMON STOCK

       As  a  result  of  the  issuance  of  numerous  convertible  securities, including the Bridge I and Bridge  II  convertible promissory notes and related warrants, MDI does not have sufficient shares  of  common  stock  authorized to issue upon exercise of all of the currently outstanding convertible securities, warrants  and options. The Board of Directors has approved an increase  in  the number  of authorized  shares  of  common  stock  from  100,000,000  shares  to
175,000,000 shares, but such action requires a vote of MDI's stockholders. This issue will  be  placed  on  the  agenda  at  the  next  annual meeting of MDI's stockholders or at a special meeting to be called for this purpose. The failure to have a sufficient number of authorized shares may constitute a breach of one or more of the agreements governing issuance of such securities.

NOTE 11.     LEASES

       As  of  December  31,  2002, the Company currently leases  approximately
5,700 square feet of space for its Chicago, Illinois corporate headquarters and research laboratory and offices  under an operating lease expiring in 2006. The
Company's   wholly   owned  subsidiary,   Samba   Technologies   SARL,   leases
approximately 300 square meters of office space in a suburb of Grenoble, France under an operating lease  expiring  in  2008. Samba has the option to terminate the lease at May 31, 2006. Total rental expense,  including expenses related to the Company's previous headquarters location, Samba's previous temporary office space, and AccuMed's leased facilities prior to vacating  the  leased  facility during  the years ended December 31, 2002, 2001 and 2000 was $179,000, $231,000
and $90,000, respectively.

       Future   minimum   annual  lease  payments  under  these  leases  as  of
December 31, 2002 are (in thousands):

                                                                   ACCUMED
                                                        OPERATING   LEASE
        YEAR                                             LEASES   OBLIGATION
        ----                                             -------  ----------
        2003...........................................    $148     $ 327
        2004...........................................    $153     $  --
        2005...........................................    $158
        2006...........................................    $ 33
                                                           ----     -----
        Total lease payments...........................    $492     $ 327
                                                           ----     -----

        Amount of interest included in the minimum
        lease payments.................................             $ (48)
                                                                    -----

        Carrying value of lease obligation.............             $ 279

       Following completion of MDI's merger with AccuMed, management decided to vacate  AccuMed's  leased  facility  and  consolidate its operations into MDI's headquarters facility. During 2002, AccuMed's  landlord  brought  suit  against
AccuMed  for unpaid rent and obtained a judgment in the amount of approximately
$157,000.  The  landlord,  under  a  court  order, was able to obtain a $12,500 payment  against  the  judgment,  from  the  bank account  of  MDI.  Since  the obligation  under  the  lease  is  AccuMed,  MDI is  currently  contesting  the landlord's right to enforce the judgment against  MDI. Because the judgment has not been paid as of December 31, 2002, MDI continues  to  carry  the  remaining
$279,000  of the lease obligation as a current liability as originally recorded in accounting  for  the AccuMed merger based on the present value of the future lease payments.

NOTE 12.     INCOME TAXES

       Significant components of deferred income taxes consist of the following at December 31 (in thousands):

                                                            2002      2001
                                                            ----      ----
        Deferred tax assets related to:
        Net operating loss carryforwards................   $27,833   $23,128
        Research and Development Credit.................       656       657
        Writedown of patents............................       110       110
        Accrued expenses................................       367     1,054
                                                           -------   -------
                                                            28,966    25,019
              Less valuation reserve....................    28,966    25,019
                                                           -------   -------
      Net deferred tax asset                               $    --   $    --
                                                           =======   =======

       At  December 31,  2002,  the  Company  had  domestic  net operating loss carryforwards  aggregating  approximately $69,600,000. For financial  reporting purposes, this entire amount  of deferred tax assets related principally to the net operating loss carryforwards  has  been offset by a valuation allowance due to  uncertainty  regarding  the  realizations  of  the  assets.  The  valuation allowance increased by approximately  $3,947,000  and  $21,048,000 for the year ended December 31, 2002 and 2001, respectively.

       The net operating loss carryforwards and Research and Development credit carryforwards may not be available to offset future taxable  income  of MDI due to  statutory limitations based on the changes of ownership and other statutory restrictions.

       The  net  operating  loss  carryforwards  begin  to  expire in 2006. The
Research and Development credit carryforwards expire from 2003 to 2014.

NOTE 13.     EQUITY INCENTIVE PLAN AND EMPLOYEE STOCK PURCHASE PLAN

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

       On  May 23,  2000,  stockholders  approved  Amendment No. 1 to the Plan, which increased the number of shares of common stock  allocated  for use in the
Plan from 2,000,000 shares to 3,000,000 shares. On June 21, 2002,  stockholders approved  an  Amendment  to  the  Plan,  which  increased  the number of shares allocated for use in the Plan from 3,000,000 shares to 5,500,000 shares.

       The Board of Directors has also granted options to purchase common stock of MDI, which are not covered by the terms of the Plan.

       MDI applies APB Opinion No. 25 and related interpretations in accounting
for  options  granted  to  employees  under  the  Equity  Incentive   Plan.  No
compensation cost was recorded during 2002, 2001 or 2000 for options granted to employees  as  the exercise price approximated the fair value of the underlying common stock on  the  date  of  the grant. Had stock options been accounted for under the fair value method recommended  by  FAS 123,  the  Company's  net loss allocated  to  common  shareholders  would  have  been changed to the pro forma amounts indicated below:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                    2002         2001         2000
                                                            (in thousands except for per share amounts)

   NET LOSS APPLICABLE TO COMMON SHAREHOLDERS AS REPORTED......   $(13,972)   $(19,791)    $ (6,611)
   Deduct: Total stock-based compensation expense determined
       under the fair value based method for all awards, net
       of related taxes........................................       (345)     (1,159)      (1,028)
                                                                  ---------   ---------    ---------
   PRO FORMA NET LOSS APPLICABLE TO COMMON SHAREHOLDERS........   $(14,317)   $(20,950)    $ (7,639)
                                                                  =========   =========    =========
   Basic loss per share applicable to common
       shareholders - as reported..............................   $   (.49)   $   (.62)    $   (.24)
                                                                  =========   =========    =========
   Basic and diluted loss per share applicable to common
       shareholders - pro forma................................   $   (.50)   $   (.65)    $   (.27)
                                                                  =========   =========    =========

       The  fair value for these options was estimated at the date of the grant using a Black-Scholes  option pricing model with the following weighted average
assumptions:  risk-free  interest   rates  of  6%;  dividend  yields  of  zero;
volatility factors of the expected market  price  of the Company's common stock of 90% for both years and a weighted average expected  life  of  the options of
2.5 - 5 years.

       A   summary   of  the  Company's  stock  option  activity,  and  related information follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                                   EXERCISE
                                                         OPTIONS     PRICE
                                                         -------     -----
      OUTSTANDING AT DECEMBER 31, 1999....              1,020,000   $0.3964
      Granted.............................              1,510,000   $2.5258
      Forfeited...........................              (274,166)   $2.4177
                                                        ---------   -------
      OUTSTANDING AT DECEMBER 31, 2000....              2,255,834
                                                        =========
      Granted.............................              1,676,000   $1.1772
      Assumed in acquisition..............               366,495    $12.1040
      Exercised...........................              (16,666)    $0.4063
      Forfeited...........................              (489,167)   $1.9206
                                                        ---------
      OUTSTANDING AT DECEMBER 31, 2001....              3,792,496
                                                        =========
      Granted.............................                686,833   $0.4104
      Exercised...........................               (361,000)  $0.3937
      Forfeited - assumed in acquisition..               (321,812)   6.7961
      Forfeited...........................               (289,000)  $1.0702
                                                        ---------
      OUTSTANDING AT DECEMBER 31, 2002....              3,507,517
                                                        =========
      EXERCISABLE AT DECEMBER 31, 2002....              2,592,682   $1.2629
                                                        =========
      Weighted average fair value of options
      granted in 2002.....................                          $0.3943

       At  the  Annual  Meeting on May 25, 1999, the stockholders also approved the Employee Stock Purchase  Plan. The Plan offers employees the opportunity to purchase shares of common stock of MDI through a payroll deduction plan, at 85%
of the fair market value of such  shares  at  specified  enrollment measurement dates. The aggregate number of shares available for purchase  under the Plan is
200,000.

NOTE 14.     COMMITMENTS AND CONTINGENCIES

       At December 31, 2002, MDI was contractually committed to pay $320,000 to scientists, researchers, universities, and other independent third  parties for services  to  be  performed  during  2003.  MDI  may  unilaterally cancel these contracts with thirty days written notice or for non-performance.

       On October 11, 2001, MDI obtained a 30% investment  in  Cell  Solutions,
LLC.  Cell  Solutions  was  formed for the purposes of developing and improving slide  preparation  systems. As  consideration,  MDI  provided  Cell  Solutions five-year warrants to  purchase 172,120 shares of common stock with an exercise price of $0.82. These warrants  were  valued using Black-Scholes and determined to have a value of $127,000. MDI has included the value of these warrants as an investment at December 31, 2002 and 2001.  MDI determined the fair value of the investment to be impaired at December 31, 2001. The investment was written down to zero as a result of the uncertainty of future benefit or revenue stream.

       MDI is contractually committed to issue  a  total  of 1,549,086 warrants with the same terms based upon delivery of certain products  by Cell Solutions.
As  of December 31, 2002, Cell Solutions had not delivered these  products  and
MDI was not liable for the issuance of the warrants.

NOTE 15      LEGAL PROCEEDINGS

       SETTLED DURING 2002

       On  October 20,  2000,  MDI  filed suit in Circuit Court of Cook County,
Illinois (Case No. 00 CH 15652), against  SpectRx, Inc.  and  Welch Allyn, Inc.
The  suits  sought  injunctive  relief  and  damages  from SpectRx based  on  a complaint of fraud and breach of certain confidentiality agreements with regard to  MDI's business plans, marketing plans, and technology  related  to  in-vivo
diagnostic   devices.   MDI's  claim  arose  from  disclosure  of  confidential
information to SpectRx in  the  course  of  negotiations  contemplating a joint venture  to  develop  new  medical  products.  The  information covered  cancer detection systems relying on fluorescence technologies as well as bio-molecular marking agents for use in applications within and outside of the body. MDI also
provided  SpectRx  with  marketing  plans,  revenue,  income   and   cash  flow
projections,  product  development  and  launch plans, and product distribution strategies.  In  addition,  MDI  provided  SpectRx  with  certain  confidential technical information regarding patent applications,  measurement technologies,
design   specifications,   quantitative   analyses,  optimization   techniques,
positional   information   for   cellular   mapping,    and   other   technical
specifications. Subsequent to the disclosure of MDI's information  to  SpectRx, they  entered  into a business arrangement with Welch Allyn to develop products of  a  similar nature  to  MDI's.  The  suit  also  charged  SpectRx  and  with misappropriation  of  MDI's  trade  secrets  in violation of the Illinois Trade
Secrets Act.

       MDI's  suit was filed in response to a suit  filed  by  SpectRx  in  the
Superior Court  of  Gwinnett  County,  Georgia  (Civil Action NO. 00-A-7604 1),
seeking a declaratory judgment (but no monetary damages  or  other relief) that
SpectRx did not breach the confidentiality agreements as charged in MDI's suit.
On  July 5,  2001, MDI filed counterclaims, similar to the claims  outlined  in
MDI's Illinois suit, to the SpectRx action in Georgia.

       On February 1,  2002,  MDI  reached  an  out-of-  court  settlement with
SpectRx.  Under the terms of the settlement, SpectRx paid a $150,000  lump  sum cash payment  to  MDI,  and MDI granted SpectRx an option to license certain of
MDI's technology. Additional  terms  of  the settlement are confidential. Under
the  terms  of  the  settlement,  neither  party   admitted  any  liability  or
wrongdoing. Welch Allyn also was a party to the settlement agreement.

       In 2001, Dawn H. Grohs, a former employee / consultant  to  the Company, filed suit against the Company and certain affiliated companies, as well as two of the Company's senior officers (C.A. No. 02-C-1010 (U.S. District  Court  for
the   Northern   District   of  Illinois).  Ms. Grohs'  claimed  fraud,  unjust
enrichment, misrepresentation,  breach of contract and quantum merit related to her assertions that the defendants allegedly failed to provide her with equity;
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
and violation of  state law for alleged unfair and deceptive acts by defendants for the purpose of  inducing  Ms. Grohs to continue to provide services without compensation. Ms. Grohs sought  $85,000  in  wages, $40,250 in expenses, equity for contributions and efforts during the formation  of certain of the Company's affiliates, payment of a sum to be determined by the  court for the intentional and/or negligent infliction of emotional distress, a finding  that  the actions of  defendants constitute unfair and deceptive acts, and that the court  treble the damages  awarded.  In addition to the specific relief described above, each count seeks an award of  attorneys'  fees  and costs and such other and further relief the court deems just and appropriate.  In  October  2002, MDI reached an out-of-court settlement with Ms. Grohs. Under the terms of the  settlement, MDI paid Ms. Grohs $5,000 in cash and issued 400,000 unregistered shares  of  MDI's common  stock to her. MDI calculated a fair value of $84,000 for the shares  of its common  stock.  MDI  also  granted  Ms. Grohs an option to purchase 400,000 shares of MDI's common stock at an exercise price of $0.20 per share. One third of the option vested immediately and the  remaining  two  thirds  vest in equal amounts on the first and second annual anniversary dates of the grant.

       PENDING AT DECEMBER 31, 2002 AND AS OF DATE OF REPORT

       Prior to MDI's acquisition of AccuMed, Garrett Realty, Inc.  filed  suit against AccuMed for unpaid rent and related expenses under a lease for premises located  at 900 and 920 N. Franklin in Chicago, Illinois (Circuit Court of Cook
County (Case  No. 01  M1  725821)).  Garrett  originally  claimed approximately
$50,000  was  due them. Following completion of MDI's acquisition  of  AccuMed, management vacated  AccuMed's  leased  facility and consolidated its operations into MDI's headquarters facility. However,  Garrett  continued to claim ongoing rent  and  amended  its  complaint in 2002 claiming approximately  $148,000  in unpaid rent and related legal  costs  through  July  2002.  On  July  18, 2002, judgment  was entered in favor of Garrett and against AccuMed in the amount  of approximately $157,000. On December 20, 2002, pursuant to a court order, Garret seized approximately  $12,500  from  an  MDI bank account, as a partial payment against the judgment amount. The unpaid remainder of the judgment will continue to  accrue  interest  until  paid  in  full. Since  AccuMed  had  a  continuing obligation  for  the minimum lease payments,  MDI  recorded  a  $290,000  lease obligation in accounting  for  the AccuMed merger based on the present value of the  future  payments.  MDI  is contesting  the  right  of  Garrett  to  pursue collection of the judgment against  the assets of MDI. Management believes that the amount of the accrued lease obligation  recorded as of December 31, 2002 is sufficient to cover any remaining expenses of  this  litigation and the related judgment.

       On May 22, 2001, a judgment in the amount of $312,000  plus interest was entered against AccuMed (Circuit Court of Cook County (Case N0.  97 L 7158)) in
favor of Merrill Corporation. The judgment was the result of the settlement  of an  action  brought  by  Merrill  claiming  unpaid  fees for financial printing services,  provided to AccuMed in 1996, and related interest  and  legal  costs totaling in  excess  of $400,000. Under terms of the settlement and the related judgment, AccuMed was  required  to  make 12 monthly payments of $26,000, and a final payment to include all interest  accrued  on  declining unpaid balance of the judgment over the term of payment. AccuMed made 7  payments  in  accordance with the terms of the settlement and ceased to make any additional payments. In
May of 2002, Merrill asserted its rights under the original judgment and  filed a  citation  to discover assets of AccuMed and obtain the remaining amount due.
On October 17,  2002, MDI reached an agreement with Merrill whereby MDI assumed responsibility for  the  remaining  unpaid  amount  of the judgment and related costs totaling $145,000 and agreed to pay such amount  no  later  than November
15,  2002.  MDI  failed  to make the required payment on November 15, 2002  and
Merrill instituted an action  against  MDI  to  discover  assets  and to obtain payment  of  the  $145,000.  As of June 30, 2003, this litigation has not  been resolved. At December 31, 2002  MDI  had  accrued the entire $145,000 amount of the  judgment on the records of AccuMed. Management  is  currently  negotiating with Merrill representatives to resolve this action.

       PENDING AS OF DATE OF REPORT

       On  July  31,  2002,  MDI  entered  into a settlement and mutual release agreement with Trek Diagnostic Systems, Inc.  ("Trek")  related  to  a claim of breach  of representations and warranties included in an agreement under  which
AccuMed sold  its  microbiology  business  and  related assets to Trek in 1999.
Under  the  settlement agreement, MDI executed an $80,000  promissory  note  in favor of Trek.  The  note  required  principal  payments  of  $40,000  each  on
September  1  and December 1, 2002. MDI made the initial payment and Trek filed suit against MDI  (Court  of Common Pleas Cuyahoga County, Ohio (Case No. CV 03
492582)) on January 23, 2003  to collect the remaining $40,000 plus interest at
8% per annum and legal and other  costs.  At December 31, 2002, MDI accrued the remaining amount due on the note. On April  18th,  2003,  judgment  was entered against  MDI  in  the  amount of $40,000 plus interest. Management is currently negotiating with Trek representatives to resolve this matter.

       On March 28, 2003 The Cleveland Clinic Foundation filed suit against MDI
(United States District  Court  for  the  Northern  District  of  Ohio,  Easter
Division,  (Case  No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and  costs.  The sum in question pertains to remaining unpaid fees  for  certain  clinical trial  work  conducted  by  The  Cleveland  Clinic
Foundation in the Peoples  Republic  of China on behalf of MDI. At December 31,
2002, MDI has recorded the full amount owing to The Cleveland Clinic Foundation as  a  liability  in  its  accounts. MDI is  currently  engaged  in  settlement discussions with The Cleveland Clinic Foundation.

       On January 2, 2003, Bowne  of  Chicago, Inc.("Bowne") filed suit against
MDI (Circuit Court of Cook County, County  Department-Law Division (Case No. 03
L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service  fees  provided  to  MDI  by Bowne during  the  period  October  25,  2001  through November 7, 2002. While MDI is actively defending itself against the suit  claiming  the  charges for printing services provided during the period mentioned above were excessive,  management has  taken a conservative position and recorded the entire amount of the  Bowne invoices  as outstanding accounts payable on the records of MDI. As of December
31, 2002 and  June 30, 2003, management and its counsel are unable to determine the outcome of this litigation.

       On January  9,  2003,  Monsun,  AS  ("Monsun")  filed suit against Peter
Gombrich,  MDI's  Chairman  and  CEO,  (United States District  Court  for  the
Northern District of Illinois Eastern Division  (Case  No.  03C 0184)) claiming
$500,000 plus consequential damages for failure to make payment  in  compliance with  the  terms  of a personal guaranty signed by Mr. Gombrich in relation  to
Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. The note had an original  maturity  date  of November 1, 2001. The maturity date of the note was initially extended until January  31,  2002  and  subsequently  to
April  1,  2002  and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange  for various warrants issued by MDI entitling the holder to purchase shares of MDI's  common  stock at various prices. In November 2002, the Board of Directors approved the issuance  of 200,000 shares of MDI's common stock to Monsun to satisfy a default penalty clause  in the guaranty. The terms of the guaranty required that Monsun receive registered  shares of MDI's common stock, however, in order to comply with securities laws, MDI  issued the shares of  its  common  stock to Monsun with a restrictive legend which permits  their sale only in compliance  with  Rule 144 of the Securities Exchange Act. MDI has recorded the principal amount of  the  note plus accrued and unpaid interest to
December  31,  2002  as a note payable on its  records.  Since  Mr.  Gombrich's potential liability under the suit, including the failure to deliver registered shares of MDI's common  stock,  is  the result of the failure of MDI to pay the principal amount of its convertible promissory  note  when  due,  the  Board of
Directors  has  agreed  that  MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty,  including  legal costs. Management and counsel are unable to determine the result of this pending  litigation  as  of June 30,
2003.

       MDI  is  a  defendant  in  several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims.

       MDI is a defendant in several  legal actions brought by former employees seeking to collect amounts due for unpaid  wages.  MDI has recorded the amounts due in its records and is attempting to settle these actions

       In  May  2003,  the  Company,  together  with its subsidiaries,  AccuMed
International,   Inc.   ("AccuMed")   and   Oncometrics   Imaging   Corporation
("Oncometrics"), filed suit against MonoGen, Inc. and Norman Pressman (Case No.
03 CH 08532 (Circuit Court of Cook County, Illinois)). The  suit  arises out of two  license  agreements  between  AccuMed,  Oncometrics  and MonoGen in  which certain intellectual property was transferred from AccuMed  and  Oncometrics to
MonoGen  for  $500,000  (the "Agreements"). At the time of the Agreements,  the
Company had not yet acquired AccuMed and Oncometrics. The technology, which was the subject of the Agreements,  had been licensed to Oncometrics by the British
Columbia  Cancer  Agency ("BCCA") pursuant  to  a  written  license  agreement.
Pressman was the President  of AccuMed and Oncometrics when the Agreements were negotiated and executed. As soon as the Agreements were signed, Pressman took a position with MonoGen. The Complaint  alleges  that  that  the  technology  was transferred  at  a  below market price. The Complaint also asserts that AccuMed and Oncometrics may not  have  obtained  the  requisite  approval  from BCCA to transfer the technology to MonoGen pursuant to the Agreements.

       The  Complaint contains claims against Pressman for breach of  fiduciary duty and fraud.  To  the  extent  that the requisite approval from BCCA was not obtained, Pressman breached his fiduciary  duty  to  AccuMed and Oncometrics by failing to obtain that approval, and falsely representing  that  he had in fact obtained  the requisite approval. Pressman breached his fiduciary duty  further by failing  to negotiate an arms length transaction with MonoGen. The Complaint also asserts claims against MonoGen for aiding and abetting Pressman's breaches of fiduciary  duty  to  AccuMed  and  Oncometrics,  fraud in the inducement and tortuous interference with prospective economic advantage.

       The  Company's  claims  against MonoGen have been  dismissed  from  this action  and consolidated in a separate  arbitration  proceeding  involving  the
Company and  MonoGen.   The Company's claims against Pressman remain pending in
this action. In June 2003,  the  Court  dismissed  the  Company's request for a preliminary injunction. The denial of preliminary injunctive  relief  does  not affect  the  Company's  rights  to  pursue  permanent  injunctive relief at the conclusion of the case, if such relief is warranted. The  Company is attempting to negotiate a global settlement of the claims in this action,  the arbitration proceeding  with  MonoGen  and  any  threatened but unasserted claims  by  BCCA relating to the Agreements. The failure  to  negotiate  a  favorable settlement could have a material adverse effect on MDI's business.

       On  April 14, 2003, we received a notification from the attorney for the licensor, Dr.  Bruce  Patterson,  M.D., Ph.D, under the License and Development
Agreement covering certain HPV technology,  which  forms  the basis for our In-
Cell HPV test, indicating that the licensor intended to terminate  the  license in  accordance with a specific clause of the license, which permits termination in the  event  the  Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise  relinquishes  or  loses control of all its assets. On
April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all  of  our assets and that such assets are pledged  as  security  under  debt instruments  and  that  such  pledges are not included under events which would permit the licensor to terminate the license. We, and our counsel, believe that the MDI would prevail should the  licensor  attempt  to  pursue  a  termination action.  We are also engaged in a dispute with the licensor over completion  of the third  milestone of the license under which completion requires process and procedure  verification  by  an  independent  third  party.  This  verification requirement has not been satisfied as yet.

NOTE 16.     QUARTERLY DATA (UNAUDITED)

       The following table represents unaudited quarterly operating results for the  two  years  ended  December 31, 2002 and 2001. The Company  prepared  this information  on  a  basis  consistent  with  the  Company's  audited  financial statements. In management's  opinion,  the  quarterly operating results include all adjustments necessary (which are of a normal  and recurring nature) for the fair presentation of the results of the interim periods  presented.  Basic loss per  share  for  each quarter is computed using the weighted-average number  of shares outstanding  during that quarter. Basic loss per share for the full year is computed using the  weighted-average number of shares outstanding during the year. Thus, the sum of the  four  quarters'  basic loss per share may not equal the  full-year  basic loss per share. In addition,  due  to  rounding  of  each quarters' operating  results,  the full-year operating results disclosed in the consolidated financial statements  may  not  equal  the  sum  of each quarters'
operating results shown below.

                                        2002                                           2001
                                        ----                                           ----
                                   QUARTER ENDED                                  QUARTER ENDED
                                   -------------                                  -------------
                    MAR. 31     JUNE 30    SEPT. 30    DEC. 31    MAR. 31    JUNE 30    SEPT. 30    DEC. 31
                    -------     -------    --------    -------    -------    -------    --------    -------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenues      $   656     $   502    $    295    $   293    $   409    $   288    $    174    $     6
Gross profit            461         215         133         85        131         79          65        126
Net loss available
 for common
 shareholders        (2,932)     (4,493)     (3,638)    (2,909)    (4,640)    (2,217)     (2,344)   (10,590)
Basic loss per
 share              $ (0.11)    $ (0.17)   $  (0.14)   $ (0.08)   $ (0.15)   $ (0.07)   $  (0.07)   $ (0.30)
Weighted average
 number of shares
 outstanding         25,561      25,747      26,551     34,795     30,269     30,468      31,846     35,440

NOTE 16.   SUBSEQUENT EVENTS

       BRIDGE II FINANCING

       Beginning  in  October  2002,  MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory  Notes  to  accredited  investors.  The notes  bear  interest at 12 % per annum payable at maturity date in kind in the form of shares  of  common  stock  and  are  due  July  31, 2003. The notes are convertible at any time into the common stock of MDI. The note conversion price and  the  value  of  common  shares  paid  in  kind as interest for  the  first
$1,000,000 in cash subscriptions, determined on  a  "first  come - first served basis," is $0.10 per share. The note conversion price and the  value  of common shares  paid  in  kind  as  interest  for the remaining $3,000,000 of principal amount of notes in the series is $0.15  per share. MDI granted each note holder the right to receive a private warrant to  purchase  one  share  of  the common stock  of  MDI for each dollar of principal amount of notes held at an exercise price of $0.15  per share. The warrants are not issuable until such time as MDI completes significant additional financing plans. MDI granted a junior security position in all of  the  Company's  assets  to  the  holders  of  the Bridge II convertible  promissory  notes.  Through  December  31,  2002,  MDI  had issued
$550,000  in  principal  amount  of  Bridge II convertible promissory notes  in exchange for cash. Between February 17,  2003  and  July 8, 2003, MDI issued an additional  $1,141,000  principal  amount  of Bridge II convertible  promissory notes in exchange for cash.

       OTHER FINANCING

       On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, the wife  of  Peter Gombrich, MDI's Chairman and CEO, in exchange for cash. The note bears interest  at  the rate of 12% per annum and is convertible into the common stock of MDI at a conversion  price of
$0.10  per share. As additional consideration, MDI granted the holder a warrant to purchase 1,000,000 shares of the common stock of MDI at an exercise price of
$0.15 per share. MDI also granted the holder a first priority security interest in all of the Company's assets. MDI used all of the cash proceeds from the note to fund  the  $100,000  cost  of an option to repurchase all of its assets from
Round Valley Capital, LLC and to make the $900,000 payment required to exercise the purchase option in conjunction  with  the final settlement of the loan with
Round Valley Capital, LLC.

       SETTLEMENT OF ROUND VALLEY CAPITAL, LLC LOAN AND RELATED LITIGATION

       On  August  30,  2002,  MDI issued a promissory  note  to  Round  Valley
Capital, LLC ("RVC") in the amount  of  $825,500  representing $650,000 in cash received in exchange for the note and $175,500 in unearned  interest.  The note was  due  June 1, 2003 and bore interest at a calculated rate of 36% per annum.
The note was  secured by all of the Company's assets. MDI paid transaction fees in cash of $147,063,  issued  RVC 711,364 shares of the common stock of MDI and warrants to purchase 681,818 shares  of  the common stock of MDI at an exercise price of $0.20 per share. MDI also issued  a certificate representing 5,750,000 shares of the common stock of MDI as additional  collateral for the loan. As of
December  31, 2002, MDI had made principal and interest  payments  against  the note of $350,000  and  $59,500,  respectively.  As  a result of issues over the value of collateral, RVC declared the note to be in default  under the terms of the note and attempted to foreclose on the Company's assets and  sell  them  at auction.  MDI  instituted legal action against RVC, halting the foreclosure and asset sale, and  immediately  entered  into  settlement  negotiations. In early
December of 2002, MDI reached a settlement agreement with  RVC  under which the
Company  was  required to pay the remaining $300,000 principal balance  of  the note plus an additional amount of $115,000, representing the remaining unearned interest on the  note,  by  January 4, 2003. The agreement provided that if the payment due on January 4, 2003  was  not  made  in  a  timely manner, a default penalty would be assessed each week payment was not made  until a final payment amounting to $950,000 would be due on February 19, 2003. MDI  was  not  able to make  the  payment  due  on  January 4, 2003 and made no further payments until
February 17, 2003, when MDI paid  RVC  $250,000 leaving a remaining balance due under  the  settlement  agreement of $700,000.  At  the  end  of  February  RVC proceeded with foreclosure  against  the  Company's  assets.  At  that time MDI agreed to pay RVC $100,000 for an option to repurchase the Company's  assets at any  time prior to the close of business on April 2, 2003. The option prevented
RVC from  selling  the assets to any party other than MDI before that date. MDI used the proceeds of Bridge II convertible promissory notes issued in February, as described above,  to make the $250,000 payment to RVC. On April 2, 2003, MDI paid RVC $900,000 to exercise  the  purchase  option  to  reacquire  all of the
Company's assets. MDI used the proceeds of a convertible promissory note issued to  an  affiliate,  as  described  above,  to make the payment for the purchase option and the final payment to RVC. In conjunction  with  this  final payment,
RVC returned 5,750,000 shares of the common stock of MDI issued as  collateral,
711,364  shares  of  the  common  stock of MDI and warrants to purchase 481,818 shares of the common stock of MDI issued  to  RVC  as  payment  for transaction fees. MDI cancelled the shares of common stock and warrants.

       RESIGNATION OF OFFICER

       On January 22, 2003 Stephen G. Wasko tendered his resignation  from  his position  as  President  and  Chief Operating Officer, a position he held since
June 10, 2002. In February 2003  Mr.  Wasko  filed  a  claim  with the Illinois
Department of Labor seeking approximately $84,000 in salary and bonuses due him
at   the   time  of  his  resignation  and  severance  payments  amounting   to
approximately  $180,000.  MDI is contesting the portion of the claim related to severance payments. The Board  of  Directors  reappointed  Peter  P.  Gombrich,
Chairman  and  CEO,  to  temporarily  fill the positions of President and Chief
Operating Officer. In June 2003, the Board  of  Directors  appointed  Dennis L.
Bergquist to be President and Chief Financial Officer of MDI.

       BANKRUPTCY FILING OF SAMBA TECHNOLOGIES, SARL

       In  late  December  of 2002, the General Managers of Samba Technologies,
Sarl, a wholly-owned subsidiary  of  the  Company,  based  in  France,  filed a petition  with  the French Commercial Court for protection under the Bankruptcy
Laws of France. The  Court  approved  the  petition  to cover all activities of
Samba  prior  to  December  20,  2002.  Samba was unable to  meet  its  current obligations primarily as a result of MDI's  cash  flow problems and its related failure to pay 262,000 Euros due to Samba for work  performed  on behalf of the
Company's  U.S.  operations.  During  2003,  Samba  has  maintained its  normal operations under the protection of the French Commercial Court and its managers have been supervised by a Court appointed Administrator. Samba will continue to
operate   under  the  current  format  until  a  plan  of  reorganization   and
continuation  is  approved  by  the  Court, which must act by December of 2003, unless an extension of time is granted. In consort with the Samba managers, MDI anticipates filing a Continuation Plan  with the French Commercial Court during the third quarter. The Plan will include  a  payment  structure  for  the  U.S.
operations  debt, direct participation in Samba's equity by the Samba managers, and additional  participation  in Samba's equity by a strategic partner, with a portion of the investment used to  fund  working  capital. Upon approval of the
Plan, Samba will resume normal operations.

       INSURANCE

       Due to MDI's liquidity problems, the Company was unable to pay insurance premiums  for  policies  covering  Directors  and  Officers  Liability,  Public liability, Property Damage and Workers Employment Compensation.  These policies were all cancelled retroactive to October 29, 2002.  MDI  is  currently working with insurance providers to reinstate the aforementioned insurance coverage.

Schedule IX--Valuation and Qualifying Accounts

                                                ADDITIONS
                                                 CHARGED                           BALANCE
                                    BALANCE AT  TO COSTS                           AT END
                                     BEGINNING     AND                    OTHER      OF
DESCRIPTION                          OF PERIOD  EXPENSES   RETIREMENTS   CHANGES   PERIOD
-----------                          ---------  --------   -----------   -------   -------
RESERVES AND ALLOWANCES
 DEDUCTED FROM ASSET ACCOUNTS......
ALLOWANCE FOR UNCOLLECTABLE
 ACCOUNTS RECEIVABLE...............
Year ended December 31, 2000.......  $      20  $      0    $     16     $     0   $     4
Year ended December 31, 2001.......  $       4  $      0    $      0     $     0   $     4
Year ended December 31, 2002.......  $       4  $    141    $      0     $     0   $   145
RESERVES AND ALLOWANCES WHICH
 SUPPORT BALANCE SHEET CAPTION
 RESERVES
WARRANTY RESERVES
Year ended December 31, 2000.......  $      28  $      0    $      7     $     0    $   21
Year ended December 31, 2001.......  $      21  $      0    $      1     $     0    $   20
Year ended December 31, 2002.......  $      20  $      1    $      0     $     0    $   21
INVENTORY RESERVES
Year ended December 31, 2000.......  $       2  $      0    $      0     $     0    $    2
Year ended December 31, 2001.......  $       2  $      0    $      0     $     0    $    2
Year ended December 31, 2002.......  $       2  $      0    $      0     $     0    $    2

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

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

EXHIBIT
NUMBER                             DESCRIPTION

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
      Corporation, and Winchester National, Inc.  (Incorporated by reference to
      Exhibit 4.22 to the Company's Annual Report on  Form 10-K  for the fiscal year ended December 31, 2000.)*

4.30  Common  Stock  Purchase  Warrant issued to Schwartz Cooper Greenberger  &
      Krauss, Chartered on February 13, 2002 representing the right to purchase
      750,000 shares of common stock.  (Incorporated  by  reference  to Exhibit
      4.30  to  the  Company's  S-2  Registration Statement, File No. 333-83578
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

4.33  Form of Common Stock Purchase Warrant issued in  connection  with certain
      Bridge Financing in June 2002. (Incorporated by reference to Exhibit 4.33 to  the  Company's  S-2 Registration Statement, File No. 333-83578  filed
      June 28, 2002.)

4.34  Common Stock Purchase  Warrant  issued to Richard Domanik on May 20, 2002 representing  the  right  to purchase  51,483  shares  of  common  stock.
      (Incorporated by reference  to Exhibit 4.34 of the Company's Registration
      Statement, File No. 333-100150 filed September 27, 2002.)

4.35  Common Stock Purchase Warrant  issued  to  Round  Valley  Capital, LLC on
      September  4, 2002 representing the right to purchase 681,818  shares  of
      common  stock.   (Incorporated   by   reference   to  the  Company's  S-2
      Registration Statement, File No. 333-100150 filed September 27, 2002.)

4.36  Amendment No. 1 to the Common Stock Purchase Warrant issued in connection with certain Bridge Financing dated August 20, 2002.

4.37  Form  of Common Stock Purchase Warrant to be issued  in  connection  with certain Bridge II Financing beginning in October 2002.

EXHIBIT
NUMBER                             DESCRIPTION

4.38  Common  Stock Purchase Warrant issued to Qwestar resources on November 1,
      2002 representing the right to purchase 200,000 shares of common stock.

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

EXHIBIT
NUMBER                             DESCRIPTION

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
      Registration Statement, File No. 333-61666, filed August 24, 2001.)

10.39 $25,000 Promissory Note issued to Northlea  Partners,  Ltd.  on August 6,
      2001.  (Incorporated  by reference to Exhibit 10.41 to the Company's  S-4
      Registration Statement, File No. 333-61666, filed August 24, 2001.)

99.1  $118,500 Promissory Note  issued to Schwartz Cooper Greenberger & Krauss,
      Chartered of February 13, 2002.  (Incorporated  by  reference  to Exhibit
      10.40  to  the  Company's  S-2 Registration Statement, File No. 333-83578
      filed June 27, 2002.)

10.41 $650,000 Promissory Note issued  to  Round  Valley Capital, LLC on August
      30,  2002. (Incorporated by reference to the Company's  S-2  Registration
      Statement, File No. 333-100150 filed on September 27, 2002.)

10.42 Form of  Convertible  Promissory  Note  issued in connection with certain
      Bridge Financing beginning in March 2002.

10.43 Amendment No. 1 to Convertible Promissory  Note issued in connection with certain Bridge Financing dated August 20, 2002.

10.44 Bridge  II  Convertible  Promissory  Note Indenture,  including  Form  of
      Convertible  Promissory  Note,  Form  Of  Security   Agreement,  Form  of
      Collateral  Sharing Agreement, and Form of Warrant issued  in  connection with certain Bridge II Financing beginning in October 2002.

21.1  Subsidiaries of the Company.

23.1  Consent of Ernst & Young, LLP

23.2  Consent of Altschuler Melvoin and Glasser, LLP

0.1   Section 906 Certification by principal executive officer

99.2  Section 906 Certification by principal financial officer.

*  SEC File NO. 0-935

                                 EXHIBIT 21.1

                  SUBSIDIARIES OF MOLECULAR DIAGNOSTICS, INC.

1.     Bell Savings  and  Loan  Association,  a  savings  and  loan association chartered in the state of California.

2.     Pacific Coast Holdings Insurance Company, an insurance company organized under the laws of the state of California.

3.     PFI National Corporation, a Delaware corporation.

4.     InPath, LLC, a Delaware limited liability company.

5.     Samba  Technologies,  SARL, a limited liability company organized  under the laws of France.

6.     AccuMed International Inc., a Delaware corporation

7.     Oncometrics Imaging Corp, a Canadian company registered in the Yukon territory