Form 10QSB
period 2003-03-31
MOLECULAR DIAGNOSTICS INC
filed 2003-08-01
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from  _________ to ____________.

                        Commission File number    0-935

                        -------------------------------

                          MOLECULAR DIAGNOSTICS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                             36-4296006
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                      414 North Orleans Street, Suite 800
                               Chicago, IL 60610
                   (Address of Principal Executive Offices)

                                (312) 222-9550
                        -------------------------------
                          (Issuer's Telephone Number)

                                      N/A
                           --------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes     No  X
                                                                   ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE                        36,442,180
         (Class)                        Outstanding shares as of June 30, 2003

Transitional Small Business Disclosure Format (Check One):  Yes       No  X
                                                               ----     ----

                          MOLECULAR DIAGNOSTICS, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                                MARCH 31, 2003

                               TABLE OF CONTENTS


                                                                        PAGE
PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   a) Consolidated Balance Sheets -- March 31, 2003 and
         December 31, 2002............................................     3

   b) Consolidated Statements of Operations -- Three
         months ended March 31, 2003 and March 31, 2002...............     4

   c) Consolidated Statements of Cash Flows -- Three
         months ended March 31, 2003 and March 31, 2002...............     5

   d) Notes to Consolidated Financial Statements --
         March 31, 2003...............................................     6

Item 2. Management's Discussion and Analysis or Plan of
         Operation....................................................    14

Item 3. Controls and Procedures.......................................    18

PART II. -- OTHER INFORMATION

Item 1. Legal Proceedings.............................................    19

Item 2. Changes In Securities and Use of Proceeds.....................    21

Item 3. Defaults upon Senior Securities...............................    21

Item 4. Submission of Matters to a Vote of Security Holders...........    21

Item 5. Other Information.............................................    21

Item 6. Exhibits and Reports on Form 8-K..............................    21

SIGNATURES............................................................    22

EXHIBIT INDEX.........................................................    23

PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                 MARCH 31,   DECEMBER 31,
                                                                   2003         2002
                                                                -----------  -----------
                                                                (Unaudited)
                                    ASSETS
Current Assets:
   Cash and cash equivalents................................... $         6  $        42
   Accounts  receivables, net of allowance for doubtful
    accounts of $ 155 and $145 at March 31, 2003 and
    December 31, 2002, respectively............................         499          307
   Inventories.................................................         232          427
   Refundable taxes............................................          40           56
   Prepaid financings costs....................................         115          288
   Prepaid expenses and other current assets...................         117           69
                                                                -----------  -----------
         Total current assets..................................       1,009        1,189
Fixed Assets, net..............................................         591          666
Other Assets:
   Licenses, patents, and technology, net of amortization......       7,356        7,521
   Goodwill, net of amortization...............................         283          283
                                                                -----------  -----------
         Total assets.......................................... $     9,239  $     9,659
                                                                ===========  ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable............................................      $5,414       $5,202
   Customer and other deposits.................................          55           24
   Accrued payroll costs.......................................       1,892        1,856
   Accrued expenses............................................       2,081        1,143
   Deferred revenue............................................         552          630
   Revolving line of credit....................................         214          207
   Due to stockholder..........................................         242          127
   Lease obligation............................................         278          279
   Notes payable--related party................................         100           65
   Notes payable...............................................       4,491        4,585
                                                                -----------  -----------
         Total current liabilities.............................      15,319       14,118
Deferred revenue, less current portion.........................         105          120
                                                                -----------  -----------
         Total liabilities.....................................      15,424       14,238
                                                                -----------  -----------
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; shares authorized--
  10,000,000; shares issued and outstanding - 2,580,068
  and - 2,781,024, at March 31, 2003 and December 31, 2002,
  respectively.................................................      13,164       16,958
Common stock, $0.001 par value; shares authorized--100,000,000;
  shares issued and outstanding-42,929,118 and 36,440,700, at
  March 31, 2003 and December 31, 2002, respectively...........          43           37
Additional paid-in-capital.....................................      24,417       19,557
Treasury stock; 192,088 shares at March 31, 2003 and December
  31, 2002.....................................................        (327)        (327)
Deferred compensation..........................................          --          (11)
Accumulated deficit............................................     (43,303)     (40,642)
Accumulated comprehensive loss--
      Cumulative translation adjustment........................        (179)        (151)
                                                                -----------  -----------
         Total stockholders' equity (deficit)..................      (6,185)      (4,579)
                                                                -----------  -----------
         Total liabilities and stockholders' equity (deficit)   $     9,239  $     9,659
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

                          MOLECULAR DIAGNOSTICS, INC.
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                          ------------------------
                                                              2003        2002
                                                          -----------  -----------
                                                                 (Unaudited)
Net revenues............................................  $       597  $       656
Operating expenses
      Cost of revenues..................................          276          195
      Research and development..........................          231          933
      Selling, general, and administrative expenses.....        2,088        2,383
                                                          -----------  -----------
           Total operating expenses.....................        2,595        3,511
                                                          -----------  -----------
Operating loss..........................................       (1,998)      (2,855)

Other income (expense):
      Interest (expense) -related party.................           (3)          (1)
      Interest (expense) ...............................         (238)        (104)
      Interest income -related party....................           --           --
      Interest income...................................           --           --
      Gain on litigation settlement.....................           --          150
      Other, net........................................            2           --
                                                          -----------  -----------
         Total other income (expense)...................         (239)          45
                                                          -----------  -----------
Loss before income taxes................................       (2,237)      (2,810)
Income tax expense......................................           --           --
                                                          -----------  -----------
   Net loss.............................................  $    (2,237) $    (2,810)
                                                          ===========  ===========

Preferred stock dividend................................         (424)        (122)
Deemed dividend upon issuance of convertible preferred stock       --           --
                                                          -----------  -----------
   Total dividends......................................         (424)        (122)
                                                          -----------  -----------
Net loss available to common stockholders...............  $    (2,661) $    (2,932)
                                                          ===========  ===========
Basic and fully diluted net loss per common share.......  $     (0.07) $     (0.11)
                                                          ===========  ===========
Weighed average number of common shares outstanding.....   40,177,291   25,561,429
                                                          ===========  ===========








  The accompanying notes are an integral part of these consolidated financial statements.

                          MOLECULAR DIAGNOSTICS, INC.
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
                                                              2003        2002
                                                          -----------  -----------
                                                                 (Unaudited)
Operating Activities:
   Net loss.............................................  $    (2,237) $    (2,810)
   Adjustments to reconcile net loss to net cash used
    for operating activities:
      Amortization of debt discount.....................          153           45
      Depreciation and amortization.....................          240          270
      Amortization of fees..............................          202           --
      Stock, warrants, and options issued to
        non-employees for services                                 --          770
      Licensing fees recognized on preferred stock sale.          111         (298)
      Compensation expense related to Stock Appreciation
        Rights..........................................            3           24
      Interest expense paid with stock..................           --            8
      Changes in assets and liabilities:
         Accounts receivable, net.......................         (181)         239
         Inventories....................................          201          (15)
         Due from stockholder...........................          115           10
         Prepaid expenses and other current assets......          (59)        (157)
         Accounts payable...............................          292          338
         Deposits.......................................           30           --
         Deferred revenue...............................         (100)          12
         Accrued expenses...............................          958          280
                                                          -----------  -----------
Net cash used for operating activities..................         (272)      (1,284)
                                                          -----------  -----------
Cash used in investing activities:
   Expenditures for license, patents, and technology....           --           (1)
   Capital purchases....................................           --          (42)
                                                          -----------  -----------
   Net cash used for investing activities...............           --          (43)
                                                          -----------  -----------
Cash flows from financing activities:
   Proceeds from issuance of convertible notes payable..          350          500
   Proceeds from issuance of convertible notes payable,
     related party......................................          100           --
   Note issued in payment of an expense.................           21           --
   Proceeds from issuance of common stock, net of costs
     incurred...........................................           --            4
   Payment of notes payable.............................         (236)         (83)
   Proceeds from revolving line of credit, net..........           --          (46)
                                                          -----------  -----------
Net cash provided by financing activities...............          235          375
                                                          -----------  -----------
Effect of exchange rate changes on cash and cash
  equivalents...........................................            1          (70)
                                                          -----------  -----------
Net increase (decrease) in cash and cash equivalents....          (36)      (1,022)
Cash and cash equivalents at the beginning of period....           42        1,025
                                                          -----------  -----------
Cash and cash equivalents at end of period..............  $         6  $         3
                                                          ===========  ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest..........................................  $        15  $        65
Non-cash transactions during the period for:
      Deferred financing costs..........................  $       173  $        --
      Preferred stock and cumulative dividends converted
        into common stock...............................  $     4,218  $       106



  The accompanying notes are an integral part of these consolidated financial statements.

                          MOLECULAR DIAGNOSTICS, INC.
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2003
                                  (Unaudited)

NOTE 1.     ORGANIZATION

      Molecular Diagnostics, Inc, ("MDI") was incorporated as Ampersand Medical Corporation in Delaware on December 15, 1998, as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958.

      On September 25, 2001, the Company changed its corporate name to Molecular Diagnostics, Inc. in order to better represent its operations and products. The name change was effected through a merger with a wholly-owned subsidiary. Molecular Diagnostics, Inc. has retained its Certificate of
Incorporation, except as amended to reflect the new name, bylaws and capitalization.

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

      Molecular Diagnostics, Inc. is focused on the design, development and marketing of the InPath System, Samba software and related image analysis systems, including the AcCell instrument platforms. The InPath System and related products are intended to detect cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office.

      Molecular Diagnostics, Inc. has another wholly owned subsidiary, Samba Technologies, Sarl ("Samba"). MDI acquired all of the assets of Samba in January 1999 from Unilog Regions, SA for approximately $500,000 in cash. Samba designs, develops, and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba is also developing software used in the InPath System. A majority of reported revenues prior to 2002 and since inception of Molecular Diagnostics, Inc. have been generated by Samba. Since December 20, 2002, Samba has operated under the protection of the French Commercial Court in compliance with the bankruptcy laws of France. Samba continues to maintain normal operations under the supervision of an Administrator appointed by the French Commercial Court. Samba will continue to operate under the current format until the Commercial Court approves a plan of reorganization and continuation. The Court must act by December 2003 unless an extension of time is granted. In consort with Samba managers, MDI anticipates filing a Continuation Plan with the French Commercial Court during the third quarter of 2003.

      Molecular Diagnostics, Inc. has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of its plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first quarter of 2003, MDI raised $450,000 through the sale of convertible debt. Management's plans include substantial efforts to obtain additional capital. If Molecular Diagnostics, Inc. is unable to obtain adequate additional financing or generate profitable sales revenues, management may be required to curtail its product development and other activities and may be forced to cease operations.

NOTE 2.     BASIS OF PRESENTATION

      The consolidated financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year or for any other period. The consolidated financial statements include Molecular Diagnostics, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

      These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

NOTE 3.     LICENSES, PATENTS, TECHNOLOGY AND GOODWILL
                  (in thousands)

                                                             MARCH 31, DECEMBER 31,
                                                               2003       2002
                                                               ----       ----
      Licenses.............................................    $  996   $1,028
      Patent costs.........................................        18      133
      MDI Technology Agreement.............................     7,230    7,230
      Dianon Technology Agreement..........................       260      260
                                                               ------   ------
      Subtotal.............................................     8,504    8,651
      Less accumulated amortization........................    (1,148)  (1,130)
                                                               ------   ------
               Total.......................................    $7,356   $7,521
                                                               ======   ======

      Goodwill.............................................    $  283   $  283
                                                               ======   ======

      AGGREGATE AMORTIZATION EXPENSE

            For the three months ended March 31, 2003......  $164

NOTE 4.     ACCRUED EXPENSES

      Accrued expenses includes the following at March 31 and December 31
             (in thousands):

                                                               2003       2002
                                                               ----       ----
      Accrued interest.....................................  $  238     $  155
      Accrued interest--related party......................     115        111
      Accrued professional fees............................     146        146
      Accrued financing costs..............................     834         --
      Accrued taxes........................................     429        412
      Reserve for warranty.................................      20         21
      Other accrued expenses...............................     299        298
                                                             ------     ------
               Total.......................................  $2,081     $1,143
                                                             ======     ======

                At March 31, 2003, MDI accrued financing costs of $834,000 related to the settlement of the RVC loan on April 2, 2003.

      MDI is delinquent in filing certain Federal and State Income Tax returns for 2002 and 2001. MDI is also delinquent in paying a portion of Federal and State employee and employer payroll taxes for 2001. The Company owed $635,000 and $678,000 as of March 31, 2003 and December 31, 2002, respectively, in past-due payroll taxes, including $207,000 and $250,000 respectively in assessed and estimated statutory penalties and interest. The Internal Revenue Service has filed a lien against the Company's assets to secure the unpaid payroll taxes. MDI is currently in the process of communicating through counsel with the Internal Revenue Service to resolve this matter. The amount is included in accrued payroll costs in the accompanying balance sheet. MDI is also delinquent in paying various state franchise taxes.


NOTE 5.     NOTES PAYABLE--RELATED PARTIES

      Notes payable to related parties at March 31 and December 31 (in thousands) consisted of:

                                                                 2003     2002
                                                                 ----     -----
      Northlea Partners, Ltd., $25,000 Promissory Note issued
        August 6, 2001; interest rate 15% per annum............  $ 25     $  25
      Northlea  Partners,  Ltd.,  $15,000  Promissory Note
        issued September 20, 2001; interest rate 9% per annum..    15        15
      Robert Shaw, $25,000 Promissory Note issued  September
       20, 2001; interest rate 9% per annum....................    25        25
      Suzanne M. Gombrich note payable represents initial
        cash proceeds of a $1,000,000 convertible promissory
        note dated April 2, 2003, on which date the remaining
        $900,000 in cash proceeds were received  by MDI; due
        April 2, 2005 or earlier; interest rate 12% per annum;
        convertible  into  common stock at $0.10 per share;
        1,000,000 warrants at exercise price of $0.15 per share;
        first priority security interest in all MDI assets.....    35        --
                                                                 ----     -----
                                                                 $100     $  65
                                                                 ====     =====

NOTE 6.     NOTES PAYABLE

      Notes payable to unrelated parties at March 31 and December 31 (in thousands) consisted of:

                                                                 2003     2002
                                                                 ----     -----
     Bridge I Convertible Promissory Notes; due December 31,
        2002; interest rate 7% per annum; convertible into
        common stock at 75% of the market price on date of
        conversion; beneficial conversion feature valued at
        $1,042,000; Bridge I warrants at an exercise price
        of $0.25 per share; Private Warrants at an exercise
        price equal to 150% of note conversion price........... $2,125   $3,185
     Bridge II Convertible Promissory Notes; due July 31,
        2003; interest rate 12% per annum; convertible into
        common  stock  at $0.10 or $0.15 per share; beneficial
        conversion feature valued at $792,000 and $330,000 at
        March 31, 2003 and December 31, 2002, respectively;
        Bridge II warrants at an exercise price of $0.15 or
        $0.20 per share........................................  1,458      293
      Round Valley Capital, LLC $825,500 Promissory Note,
        including unearned interest dated August 30, 2002;
        interest rate 36% per annum; warrants at an exercise
        price of $0.20 per share; 711,364 shares of common
        stock..................................................     64      300
      Monsun, AS, $500,000 Promissory Note issued November 1,
        2000; interest rate 15% per annum, compounded into
        principal amount; beneficial conversion feature valued
        at $125,000; 1st extension  of maturity date for
        issuance of 100,000 warrants at an exercise price of
        $0.60 per share;  2nd extension of maturity date for
        the issuance of 200,000 warrants at an exercise price
        of $0.30 per share; 3rd extension of maturity date for
        the issuance of 200,000 warrants at an exercise price
        of $0.70 per share; stock issuance of 200,000 shares of
        common stock in lieu of default penalty................    574      552
      Trek Diagnostic Systems $80,000 Promissory Note issued
        July 31, 2002; due in equal installments on September
        1, 2002 and December 1, 2002...........................     40       40
      Xillix Technologies Corporation, $361,000 Promissory Note
        issued June 26, 1998; interest rate Canadian Prime plus
        6% per annum; represents a debt of AccuMed
        International..........................................     34       34


      Western  Economic Diversification, $221,000 Promissory
        Note issued June 1989; no interest; represents a debt
        of Oncometrics.........................................    196      182
                                                                ------   ------
                                                                $4,491   $4,585

                                                                ======   ======

      Between March 22, 2002 and June 28, 2002, MDI issued $3,185,000 in series Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the common stock on the date of conversion. In addition, MDI issued a warrant, which entitled each holder to purchase one share of common stock, at an exercise price of $0.25 per share, for each dollar principal amount of notes. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. At the time of conversion of the note, the holder is entitled to receive a Private Warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for the Private warrants as of March 31, 2003. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,041,666 and recorded this amount as additional interest expense during 2002. In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. The remaining $2,125,000 in principal Bridge I notes remains unconverted and outstanding at March 31, 2003. Management continues to negotiate an extension of the maturity date or conversion of the notes with the holders. As of July 31, 2003, these negotiations are ongoing.

      Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. During the first quarter of 2003, MDI issued an additional $350,000 in principal amount of Bridge II notes. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion price of the notes issued during 2002 and those issued during the first quarter of 2003 was less than the market price of the common stock when the notes were issued; therefore, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $792,000 and $330,000 at March 31, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $153,481 to reflect amortization of the discount for the time the notes were issued until March 31, 2003. At the time MDI completes significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. Subsequent to March 31, 2003, MDI issued additional notes in the Bridge II series. (See Footnote 8: Subsequent Events)

      On August 30, 2002, MDI issued a Promissory note to Round Valley Capital, LLC ("RVC") in the amount of $825,500 representing $650,000 in cash received by MDI and $175,500 in unearned interest. The note bears a calculated effective interest rate of 36% per annum and is due June 1, 2003. The note is secured by all of the assets of MDI. MDI issued a certificate representing 5,750,000 shares of the common stock of the Company to RVC as collateral for the loan and paid transaction fees including: cash payments of $147,063; 711,364 shares of common stock of MDI; and warrants to purchase 681,818 shares of common stock of MDI at an exercise price of $0.20 per share. MDI recorded the note at a value, net of unearned interest, of $650,000. A fair value of $362,795 was calculated for the shares of common stock of MDI issued to RVC using the market price of the common stock on the date the shares were issued. A fair value of $156,000 was calculated for the warrants using the Black-Scholes valuation method. The total value of the transaction fees was recorded as prepaid financing costs and is being amortized over the life of the note. On February 17, 2003, MDI made additional principal payments amounting to $250,000. MDI recorded interest expense of $16,900 and financing costs, including amortization of prepaid financing costs, of $1,008,000 during the three-months ended March 31, 2003. RVC declared MDI to be in default under the terms of the note during 2002 and the parties were engaged in litigation as of March 31, 2003. On April 2,

2003,  MDI  and  RVC  settled   the  litigation and the note, including default
penalties, was paid in full. (See Footnote 8: Subsequent Events)

      In July 2002, MDI agreed to settle a claim brought by Trek Diagnostic Systems, Inc. ("Trek") against AccuMed regarding breach of representation and warranties in a certain agreement under which Trek purchased the microbiology business of AccuMed in 2000. MDI issued a promissory note to Trek in the amount of $80,000, payable in two equal installments on September 1, 2002 and December 1, 2002. MDI made the first payment due on September 1, 2002. MDI did not make the second payment causing a default on the note. Trek has instituted legal action against MDI to obtain payment of the remaining amount due under the note. The unpaid portion of the note accrues interest at the rate of 8% per annum. MDI recorded interest expense related to this note of $1,100 for the three-months ended March 31, 2003.

       The carrying amounts of notes payable approximates fair value at March 31, 2003.

NOTE 7.     STOCKHOLDERS' EQUITY

      Summary of the Company's preferred stock capital table as of:

                                                        MARCH 31,     DECEMBER 31,
                                                          2003           2002
                                                          ----           ----
                                                     SHARES ISSUED & SHARES ISSUED &
      OFFERING                                         OUTSTANDING    OUTSTANDING
      --------                                         -----------    -----------
      Series A convertible..........................       118,092        118,092
      Series B convertible, 10% cumulative..........       799,856        799,856
      Series C convertible, 10% cumulative..........     1,225,833      1,258,833
      Series D convertible, 10% cumulative..........       175,000        175,000
      Series E convertible, 10% cumulative..........       261,287        429,243
                                                       -----------    -----------
      Total Preferred Stock.........................     2,580,068      2,781,024
                                                       ===========    ===========

      During the first quarter of 2003 a holder converted 33,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 185,884 shares of common stock.

      During the first quarter of 2003 several holders converted 167,956.76 shares of Series E convertible preferred stock, including cumulative dividends due thereon, into 5,133,617 shares of common stock.

      SUMMARY OF PREFERRED STOCK TERMS

SERIES A CONVERTIBLE PREFERRED STOCK
Liquidation Value:$4.50 per share
Conversion Price: $10.3034 per share
Conversion Rate:  0.4367--Liquidation   Value   divided   by  Conversion  Price
                  ($4.50/$10.3034)
Voting Rights:    None
Dividends:        None
Conversion Period:Any time--3 years

SERIES B CONVERTIBLE PREFERRED STOCK
Liquidation Value:$4.00 per share
Conversion Price: $1.00 per share
Conversion Rate:  4.00--Liquidation   Value   divided   by   Conversion   Price
                  ($4.00/$1.00)
Voting Rights:    None
Dividends:        10%--Quarterly--Commencing March 31, 2001
Conversion Period:Any time
Cumulative dividends in arrears at March 31, 2003 were $668,441

SERIES C CONVERTIBLE PREFERRED STOCK
Liquidation Value:$3.00 per share
Conversion Price: $0.60 per share

Conversion Rate:  5.00--Liquidation   Value   divided   by   Conversion   Price
                  ($3.00/$0.60)
Voting Rights:    None
Dividends:        10%--Quarterly--Commencing March 31, 2002
Conversion Period:Any time
Cumulative dividends in arrears at March 31, 2003 were $519,887

SERIES D CONVERTIBLE PREFERRED STOCK
Liquidation Value:$10.00 per share
Conversion Price: $1.00 per share
Conversion Rate:  10.00--Liquidation   Value   divided   by  Conversion   Price
                  ($10.00/$1.00)
Voting Rights:    None
Dividends:        10%--Quarterly--Commencing April 30, 2002
Conversion Period:Any time--After April 1, 2002
Cumulative dividends in arrears at March 31, 2003 were $247,397

SERIES E CONVERTIBLE PREFERRED STOCK
Liquidation Value:$22.00 per share
Conversion Price: $0.80 per share
Conversion Rate:  27.50--Liquidation   Value   divided   by  Conversion   Price
                  ($22.00/$0.80)
Voting Rights:    Equal in all respects to holders of common shares
Dividends:        10%--Quarterly--Commencing May 31, 2002
Conversion Period:Any time--After December 1, 2002
Cumulative dividends in arrears at March 31, 2003 were $722,842

      ISSUANCE OF RESTRICTED SHARES FOR SERVICES

      Beginning in 1999, the Company has, at various times, awarded restricted shares of common Stock to non-employee consultants for services. Some of the shares awards were made for past services and their value was fixed. Other share awards were made as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these shares had not been determined as of March 31, 2002 and therefore the value of the these shares will be based on the market value of the Common Stock at the end of each interim period until the measurement date is determined. A fair value of these shares $11,000 and $119,000 was calculated using the Black-Scholes valuation model and the Company recorded $3,400 and $8,000 as expense during the quarter ended March 31, 2003 and March 31, 2002, respectively.

      ISSUANCE OF SHARES FOR SERVICES

      During the first quarter 2003, MDI issued 1,000,000 shares of common stock in exchange for services to a non-employee professional services firm. MDI calculated a fair value of $100,000 for these shares based on the value of the shares on the date of the issuance and recorded the amount as investor relations expense as of March 31, 2003.

      APPLICATION OF BLACK-SCHOLES VALUATION MODEL

      In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 6% and a volatility factor of 90% for the three months ended March 31, 2003 and 2002, and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

NOTE 8.     SUBSEQUENT EVENTS

      BRIDGE II FINANCING

      Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. The notes bear interest at 12 % per annum payable at maturity date in kind in the form of shares of common stock and are due July 31, 2003. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first

$1,000,000 in cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. At the time MDI completes significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a private warrant to purchase one share of the common stock of MDI for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in principal subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. MDI granted a junior security position in all of the Company's assets to the holders of the Bridge II convertible promissory notes. Through March 31, 2003, MDI issued $900,000 in principal amount of Bridge II convertible promissory notes in exchange for cash. Between April 1, 2003 and July 29, 2003, MDI issued an additional $1,106,000 principal amount of Bridge II convertible promissory notes in exchange for cash. MDI is currently working with holders to amend the notes to extend the due date beyond July 31, 2003.

      OTHER FINANCING

      On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, the wife of Peter Gombrich, MDI's Chairman and CEO, in exchange for cash. The note bears interest at the rate of 12% per annum and is convertible into the common stock of MDI at a conversion price of $0.10 per share. As additional consideration, MDI granted the holder a warrant to purchase 1,000,000 shares of the common stock of MDI at an exercise price of $0.15 per share. MDI also granted the holder a first priority security interest in all of the Company's assets. The initial $100,000 of cash proceeds of the note was received in March 2003 and to fund the cost of an option to repurchase all of its assets from Round Valley Capital, LLC. The remaining proceeds received on April 2, 2003 were used to make the $900,000 payment required to exercise the purchase option in conjunction with the final settlement of the loan with Round Valley Capital, LLC.

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

WARRANTS

      On July 18, 2003, Mr. Milley, a director, Azimuth Corporation and Cadmus Corporation, agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which entitled the holders to purchase a total of 3,125,000 shares of common stock at various exercise prices between $0.01 and $1.25 per share. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required MDI to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 1,500,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company's issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties agreement to cancel these warrants, including their individual anti-dilution clauses, and the forgiveness of approximately $120,000 currently owing to Azimuth and Cadmus, MDI agreed to issue a new five-year warrant entitling the holders to purchase 6,500,000 shares of common stock at an exercise price of $0.30 per share. MDI also agreed to issue a 120- day warrant entitling the holder to purchase 500,000 shares of common stock at an exercise price of $0.30. Management believes that the Company will derive significant additional benefits in the future as a result of the elimination of the anti dilution provisions in the original warrants.

NOTE 9.     LEGAL PROCEEDINGS

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

      On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by The Cleveland Clinic Foundation in the Peoples Republic of China on behalf of MDI. At December 31, 2002, MDI has recorded the full amount owing to The Cleveland Clinic Foundation as a liability in its accounts. MDI is currently engaged in settlement discussions with The Cleveland Clinic Foundation.

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

      On April 14, 2003, we received a notification from the attorney for the licensor, Dr. Bruce Patterson, M.D., Ph.D, under the License and Development Agreement covering certain HPV technology, which forms the basis for our In-Cell HPV test, indicating that the licensor intended to terminate the license in accordance with a specific clause of the license, which permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all of our assets and that such assets are pledged as security under debt instruments and that such pledges are not included under events which would permit the licensor to terminate the license. We, and our counsel, believe that MDI would prevail should the licensor attempt to pursue a termination action. We are also engaged in a dispute with the licensor over completion of the third milestone of the license under which completion requires process and procedure verification by an independent third party. This verification requirement has not been satisfied as yet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with our consolidated financial statements presented in Part I, Item 1 of this quarterly report and our consolidated financial statements and Management'

Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

      SIGNIFICANT ACCOUNTING POLICIES

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

      License, Patents, Technology and Goodwill. License, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are expensed when incurred. Costs related to abandoned patents are written off at the time of abandonment. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to seventeen years. The Company assesses licenses, patents, and technology quarterly for impairment.

      Goodwill. The Company has adopted FAS 142, which sets forth guidelines for discontinuing periodic goodwill amortization costs in results of operations and for establishing an annual goodwill impairment review and related net realizable value asset write-down methodology.

      Research and Development Costs. Research and development costs are charged to operations as incurred. Molecular Diagnostics, Inc. conducts a portion of its research activities under contractual arrangements with scientists, researchers, universities, and other independent third parties.

      Foreign Currency Translation. The functional currency of Molecular Diagnostics, Inc.'s foreign operations is the local currency. Accordingly, all assets and liabilities are translated into United States dollars using period-end exchange rates, and all revenues and expenses are translated using average exchange rates during the period. The amount of foreign currency translation is not material to the results of operations and the financial position of Molecular Diagnostics, Inc.

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

OVERVIEW OF MOLECULAR DIAGNOSTICS, INC.

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

RESULTS OF OPERATIONS

      REVENUE

      Revenues for the three months ended March 31, 2003 decreased $59,000, or 9.0%, to $597,000 from revenues for the same period in 2002. The revenue decrease results entirely from the fact that during the first quarter of 2002 we recorded the one-time revenue recognition of $298,000 for sale of the license of Samba software and technology to Ventana Medical Systems, Inc. ("Ventana"). About 75.5% of the net sales for the first quarter March 31, 2003 were derived from contracts generated by Samba in Europe. Samba maintains its operations in local currency, the Euro. We convert the local currency into U.S. Dollars for consolidated reporting purposes. Samba's revenue recognition is also subject to the timing of receipt and completion of customer contracts from period to period. We may experience quarter-to-quarter and year-to-year variability in revenues as a result of these contract-timing issues until we begin to market some or all of our other products.

      COSTS AND EXPENSES

      Cost of Goods Sold

      Cost of goods sold for the quarter ended March 31, 2003 totaled $276,000, an increase of $81,000, or 41.5% over the same period in 2002. In the 2002 quarter, no cost of goods sold was attributed to the Ventana license sale since the research and development costs related to the software and technology covered by the license were expensed as incurred in prior years

      RESEARCH AND DEVELOPMENT

      We devote a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

      For the quarter ended March 31, 2003, our R&D expenses were $231,000, a decrease of $702,000, or 75.2% over the same period in 2002 as a result of reduced operating capacity due to capital and liquidity constraints. This reduction has led to delays in the finalization of development, completion of clinical trial validation, FDA submissions, market introduction, and sale of some of our products. R&D expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; instrumentation, disposables, clinical consumables, clinical supplies and regulatory costs to develop clinical trial reference laboratories and to recruit and test patients in support of our various FDA clinical trials, and payroll related costs for in-house engineering, scientific, laboratory, software development; and research management staff.

      SELLING, GENERAL AND ADMINISTRATIVE

      For the quarter ended March 31, 2003, selling, general and administrative expenses ("SG&A") were $2,088,000, a decrease of $295,000, or 12.4%, over similar expenses for the same period in 2002. This decrease, which would have been significantly larger except that we accrued $1,118,000 in financing costs related to the settlement of the Round Valley Capital, LLC loan on April 2, 2003, is the result of reduced operating capacity due to capital and liquidity constraints, and a reduction in legal expenses due to the one-time recording of $675,000 in legal costs related to a litigation settlement during the 2002 quarter.

      Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal and accounting services, travel costs, fees for public and/or investor relations services, insurance premiums, facilities and office expenses, marketing related costs, and amortization /depreciation charges, many of which showed significant declines due to the reduction in overall operations, which began during the last quarter of 2002.

      OTHER INCOME AND EXPENSE

      Interest Expense

      For the first quarter ended March 31, 2003, our interest expense amounted to $238,000, an increase of $134,000, or 128.9% over the same period in 2002. Bridge I convertible promissory notes, in principal amounts totaling $3,185,000 and issued between March 22, 2002 and June 25, 2003, and Bridge II convertible promissory notes, in principal amounts totaling $900,000, and issued between October 29, 2002 and February 17, 2003 were outstanding for all or some of the first quarter of 2003.

      Other Income and Expense, Net

      For the quarter ended March 31, 2002, we recorded $150,000 gain from the settlement of the SpectRx litigation judgment. Related SpectRx settlement legal expenses are included in selling, general and administrative expenses for the quarter ended March 31, 2002.

      NET LOSS

      MDI's net loss before preferred dividends for the three months ended March 31, 2003 totaled $2,237,000. Cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock totaled $424,000. The combined net loss applicable to common stockholders amounted to $2,661,000, or $0.07 net loss per share on 40,177,291 weighted average shares outstanding.

      The weighted average shares outstanding during the quarter ended March 31, 2003 reflect the conversion of Series B, Series C, and Series E convertible preferred stock during 2002 and Series C and Series E convertible preferred shares during the first quarter of 2003. It also reflects, 5,750,000 shares of common stock issued to RVC as additional loan collateral in September 2002. The shares were returned to MDI in April of 2003 and cancelled.

      Our net loss before preferred dividends for the three months ended March 31, 2002 totaled $2,810,000. Cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock, and Series E convertible preferred stock totaled $122,000. The combined net loss applicable to common stockholders was $2,932,000, or $0.11 net loss per share on 25,561,429 weighted average shares outstanding.

      The weighted average shares outstanding as of March 31, 2002 reflect a 10,859,688 tender offer reduction in common shares in exchange for shares of Series E convertible preferred stock in December 2001 and the issuance of approximately 3,900,000 shares of common stock on September 17, 2001 for the AccuMed purchase.

LIQUIDITY AND CAPITAL RESOURCES

      R&D, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We may be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $272,000 and $1,284,000 for the first quarter ended March 31, 2003 and 2002, respectively, in operating activities.

      As of the quarter ended March 31, 2003 we had cash on hand of $6,000, a decrease of $36,000 over cash on hand at December 31, 2002 of $42,000. This decrease results from delays in the timing of acquiring our bridge financing.

      During the first quarter of 2003, we issued an additional $350,000 in Bridge II convertible notes in exchange for cash. The notes were issued under the same terms as all other previous Bridge II notes. We used $250,000 of the proceeds to make principal and interest payments on the RVC loan.

      During the first quarter of 2003, Mr. Gombrich, our Chairman and CEO, loaned the Company an additional $115,000 to meet some of our operating needs.

      In March 2003, Suzanne M. Gombrich, the wife of our Chairman, loaned the Company $100,000 in cash, reflecting the initial proceeds of a $1,000,000 convertible promissory note issued on April 2, 2003. We used the $100,000 to buy the purchase option related to the RVC loan settlement.

      We did not make any capital expenditures during the first quarter of 2003 versus capital expenditures of $39,000 for the first quarter 2002, a reduction of 100%. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. The decrease in 2003 capital expenditures was the result of our reduction in operating capacity due to capital and liquidity constraints.

      Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. We have incurred significant operating losses since inception of the business. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. As a result of capital and liquidity constraints, we significantly reduced our staff and all other operating expenditures beginning in the last quarter of 2002 and continuing through the first quarter of 2003 and beyond. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research and development, clinical trials and other activities and may be forced to cease operations.

ITEM 3.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our principal executive officer and principal financial officer have concluded, based upon their evaluation as of a date within 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by MDI in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our former independent auditors, Ernst & Young, LLP, issued a report at the completion of their audit of our consolidated financial statements for the year ended December 31, 2001 detailing certain deficiencies in our internal control systems and procedures. During 2002, we hired an independent consultant, Tatum CFO Partners, LLP ("Tatum"), to address the issues raised by Ernst & Young, LLP. In August of 2002, Tatum reported to the Audit Committee that it had assisted management in developing procedures, forms, checklists and reporting packages to address these deficiencies, and that progress had been made to improve our system of internal controls. Additional progress in these areas continued through the end of 2002. In designing and evaluating the controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.


      There have been no other significant changes in our internal controls, with the exception of those which may have temporarily arisen as a result of the departure of accounting personnel during the first half of 2003 and which reverted or will revert to their prior status as soon as new personnel are in place, or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation. Our principal financial officer has only recently joined MDI and therefore his review of this filing was somewhat limited, and he was required to rely on our books and records, on comments from independent auditors regarding their recently completed audit, and on review and discussions with independent consultants who participated in the preparation of this report and with other members of management.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

      On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by The Cleveland Clinic Foundation in the Peoples Republic of China on behalf of MDI. At December 31, 2002, MDI has recorded the full amount owing to The Cleveland Clinic Foundation as a liability in its accounts. MDI is currently engaged in settlement discussions with The Cleveland Clinic Foundation.

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

      On April 14, 2003, we received a notification from the attorney for the licensor, Dr. Bruce Patterson, M.D., Ph.D, under the License and Development Agreement covering certain HPV technology, which forms the basis for our In-Cell HPV test, indicating that the licensor intended to terminate the license in accordance with a specific clause of the license, which permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all of our assets and that such assets are pledged as security under debt instruments and that such pledges are not included under events which would permit the licensor to terminate the license. We, and our counsel, believe that MDI would prevail should the licensor attempt to pursue a termination action. We are also engaged in a dispute with the licensor over completion of the third milestone of the license under which completion requires process and procedure verification by an independent third party. This verification requirement has not been satisfied as yet.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Beginning in October 2002, we began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. We issued $550,000 in Bridge II notes as of December 31, 2002. During the first quarter of 2003, we issued an additional $350,000 in principal amount of Bridge II notes. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of our common stock. We granted the holders a junior security position in all of our assets. The notes are convertible at any time into our common stock. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion price of the notes issued during 2002 and those issued during the first quarter of 2003 was less than the market price of the common stock when the notes were issued; therefore, the holder is considered to have a beneficial conversion feature. We determined the value of the beneficial conversion feature to be $792,000 and $330,000 at March 31, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. We recorded additional interest expense of $153,481 to reflect amortization of the discount for the time the notes were issued until March 31, 2003. At the time we complete significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of our common stock for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. We issued the notes pursuant to exemptions under Section 4(2) of the Securities Exchange Act of 1933, as amended. Subsequent to March 31, 2003, we issued additional notes in the Bridge II series. MDI is currently negotiating with holders to amend the notes and extend the due date beyond July 31, 2003. (See Footnote 8: Subsequent Events)

      During the first quarter 2003, MDI issued 1,000,000 shares of common stock in exchange for services to a non-employee professional services firm. MDI calculated a fair value of $100,000 for these shares based on the value of the shares on the date of the issuance and recorded the amount as investor relations expense as of March 31, 2003. We issued the shares pursuant to exemptions under Section 4(2) of the Securities exchange Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      See Exhibit Index

      (b)  Reports on Form 8-K

            On March 4, 2003 MDI filed Current Report on Form 8-K dated February 25, 2003, reporting under Item 4, the resignation of the Company's independent auditors, Ernst & Young LLP effective February 25, 2003.

            On March 19, 2003 MDI filed a Current Report on Form 8-K dated January 23, 2003, reporting under Item 2, the disposition and acquisition of assets related to the RVC settlement agreement and, under Item 5, the resignation of the President and Chief Operating Officer.



                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Molecular Diagnostics, Inc.

                                    /s/ Peter P. Gombrich
                                    ---------------------
                                        Peter P. Gombrich
                                        Chairman and Chief Executive
                                         Officer

                                    /s/ Dennis L. Bergquist
                                    -----------------------
                                        Dennis L. Bergquist
                                        President and Chief Financial
                                         Officer

Date: August 1, 2003
      --------------

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
31.1     Section 302 certification by principal executive officer.

31.2     Section 302 certification by principal financial officer.

32.1     Section 906 certification by principal executive officer.

32.2     Section 906 certification by principal financial officer.

                                                                   Exhibit 31.1
                           Section 302 Certification

I, Peter P. Gombrich, Chief Executive Officer, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Molecular Diagnostics, Inc.;

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

Date:  August 1, 2003


                                              /s/ Peter P. Gombrich
                                              ------------------------------
                                              Peter P. Gombrich
                                              Chairman of the Board and Chief
                                              Executive Officer of
                                              Molecular Diagnostics, Inc.

                                                                   Exhibit 31.2
                           Section 302 Certification

I, Dennis L. Bergquist, Chief Financial Officer, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Molecular Diagnostics, Inc.;

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

Date:  August 1, 2003


                                              /s/ Dennis L. Bergquist
                                              ------------------------------
                                              Dennis L. Bergquist
                                              Chief Financial Officer
                                              of Molecular Diagnostics, Inc.

                                                                   Exhibit 32.1




                 Certification of Principal Executive Officer
                          Pursuant to 18 U.S.C. 1350
                (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Peter P. Gombrich, Chief Executive Officer (principal executive officer) of Molecular Diagnostics, Inc. (the "Registrant"), certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended March 31, 2003 of the Registrant (the "Report"), that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

      (2) The information contained in the Report fairly represents, in all material aspects, the financial condition and results of operations of the Registrant.

Date:  August 1, 2003

                                                 /s/  Peter P. Gombrich
                                                 -----------------------------
                                                 Peter P. Gombrich


NOTE: A signed original of this written statement required by Section 906 has been provided to Molecular Diagnostics, Inc. and will be retained by Molecular Diagnostics, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by law, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                   Exhibit 32.2




                 Certification of Principal Financial Officer
                          Pursuant to 18 U.S.C. 1350
                (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Dennis L. Bergquist, Chief Financial Officer (principal financial officer) of Molecular Diagnostics, Inc. (the "Registrant"), certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended March 31, 2003 of the Registrant (the "Report"), that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

      (2) The information contained in the Report fairly represents, in all material aspects, the financial condition and results of operations of the Registrant.

Date:  August 1, 2003

                                                 /s/ Dennis L. Bergquist
                                                 -----------------------------
                                                 Dennis L. Bergquist


NOTE: A signed original of this written statement required by Section 906 has been provided to Molecular Diagnostics, Inc. and will be retained by Molecular Diagnostics, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by law, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.