Form 10QSB
period 2003-06-30
MOLECULAR DIAGNOSTICS INC
filed 2003-08-13
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the quarterly period ended June 30, 2003

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________.

                        Commission File number   0-935
                          ___________________________


                          MOLECULAR DIAGNOSTICS, INC.
       (Exact name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                36-4296006
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

                      414 North Orleans Street, Suite 800
                               Chicago, IL 60610
                   (Address of Principal Executive Offices)

                                (312) 222-9550
                          (Issuer's Telephone Number)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                    ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

COMMON STOCK, $0.001 PAR VALUE                        38,842,180
            (Class)                     Outstanding shares as of July 31, 2003

Transitional Small Business Disclosure Format (Check One):  Yes    No  X
                                                               ---    ---

                          MOLECULAR DIAGNOSTICS, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                                 JUNE 30, 2003

                               TABLE OF CONTENTS


                                                                       PAGE
PART I. -- FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)

   a) Consolidated Balance Sheets - June 30, 2003 and
         December 31, 2002 ..........................................    3

   b) Consolidated Statements of Operations -- Three months and six
         months ended June 30, 2003 and 2002 ........................    4

   c) Consolidated Statements of Cash Flows -- Three months and six
         months ended June 30, 2003 and 2002 ........................    5

   d) Notes to Consolidated Financial Statements - June 30, 2003 ....    6

Item 2.Management's Discussion and Analysis or Plan of
            Operation ...............................................   17

Item 3.Controls and Procedures ......................................   22

PART II. -- OTHER INFORMATION

Item 1.Legal Proceedings ............................................   23

Item 2.Changes In Securities and Use of Proceeds ....................   25

Item 3.Defaults Upon Senior Securities ..............................   26

Item 4.Submission of Matters to a Vote of Security Holders ..........   26

Item 5.Other Information ............................................   26

Item 6.Exhibits and Reports on Form 8-K .............................   26

SIGNATURES ..........................................................   27

EXHIBIT INDEX .......................................................   28


PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                             JUNE 30,  DECEMBER 31,
                                                               2003        2002
                                                               ----        ----
                                                            (Unaudited)
                                    ASSETS
Current Assets:
   Cash and cash equivalents...............................   $  222      $  42
   Accounts receivables, net of allowance for doubtful
      accounts of $ 65  and  $145 at June 30, 2003 and
      December 31, 2002, respectively......................      365        307
   Inventories.............................................      141        427
   Refundable taxes........................................       47         56
   Prepaid financings costs................................       --        288
   Prepaid expenses and other current assets...............      130         69
                                                              ------     ------
         Total current assets..............................      905      1,189
Fixed Assets, net..........................................      531        666
Other Assets
   Licenses, patents, and technology, net of amortization..    7,191      7,521
   Goodwill, net of amortization...........................      283        283
                                                              ------     ------
         Total assets......................................   $8,910     $9,659
                                                              ======     ======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable........................................   $5,383     $5,202
   Customer and other deposits.............................       --         24
   Accrued payroll costs...................................    2,006      1,856
   Accrued expenses........................................    1,305      1,143
   Deferred revenue........................................      503        630
   Revolving line of credit................................      226        207
   Due to stockholder......................................      141        127
   Lease obligation........................................      279        279
   Notes payable--related party............................      347         65
   Notes payable...........................................    5,253      4,585
                                                              ------     ------
         Total current liabilities.........................   15,443     14,118
Deferred revenue, less current portion.....................       90        120
                                                              ------     ------
         Total liabilities.................................   15,533     14,238
                                                              ------     ------
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; shares authorized -
    10,000,000; shares issued and outstanding - 2,544,621
    and 2,781,024, at June 30, 2003 and December 31, 2002,
    respectively...........................................   13,004     16,958
Common stock, $0.001 par value; shares authorized -
    100,000,000; shares issued and Outstanding -
    37,442,180 and 36,440,700, at June 30, 2003 and
    December 31, 2002, respectively........................       37         37
Additional paid-in-capital.................................   26,264     19,557
Treasury stock; 192,088 shares at June 30, 2003 and
    December 31, 2002......................................     (327)      (327)
Deferred compensation......................................       --        (11)
Accumulated deficit........................................  (45,372)   (40,642)
Accumulated comprehensive loss--
      Cumulative translation adjustment....................     (229)      (151)
                                                              ------     ------
         Total stockholders' equity (deficit)..............   (6,623)    (4,579)
                                                              ------     ------
         Total liabilities and stockholders' equity (deficit) $8,910     $9,659
                                                              ======     ======

  The accompanying notes are an integral part of these consolidated financial statements.

                          MOLECULAR DIAGNOSTICS, INC.
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           FOR THE SIX MONTHS     FOR THE THREE MONTHS
                                             ENDED JUNE 30,          ENDED JUNE 30,
                                         ----------------------  ----------------------
                                            2003        2002        2003        2002
                                         ----------  ----------  ----------  ----------
                                               (Unaudited)            (Unaudited)
Net revenues...........................  $    1,018  $    1,158  $      421  $      502
Operating expenses
   Cost of revenues....................         508         482         232         287
Research and development...............         319       2,535          88       1,602
   Selling, general, and administrative
     expenses..........................       3,210       4,422       1,122       2,039
                                         ----------  ----------  ----------  ----------
      Total operating expenses.........       4,037       7,439       1,442       3,928
                                         ----------  ----------  ----------  ----------
Operating loss.........................      (3,019)     (6,281)     (1,021)     (3,426)

Other income (expense):
   Interest (expense) -related party...         (35)         (9)        (32)         (8)
   Interest (expense) .................      (1,257)       (872)     (1,019)       (768)
   Gain on litigation settlement.......          --         151          --           1
   Other, net..........................           6          --           4          --
                                         ----------  ----------  ----------  ----------
      Total other income (expense).....      (1,286)       (730)     (1,047)       (775)
                                         ----------  ----------  ----------  ----------
Loss before income taxes...............      (4,305)     (7,011)     (2,068)     (4,201)
Income tax expense.....................          --          --          --          --
                                         ----------  ----------  ----------  ----------
Net loss...............................  $   (4,305) $   (7,011) $   (2,068) $   (4,201)
                                         ==========  ==========  ==========  ==========
Preferred stock dividend...............        (752)       (414)       (328)       (292)
                                         ----------  ----------  ----------  ----------
Net loss applicable to common
    stockholders.......................  $   (5,057) $   (7,425) $   (2,396) $   (4,493)
                                         ==========  ==========  ==========  ==========
Basic and fully diluted net loss per
    common share.......................  $    (0.12) $    (0.29) $    (0.06) $    (0.17)
                                         ==========  ==========  ==========  ==========
Weighed average number of common shares
    outstanding.......................   40,868,423  25,654,840  41,551,961  25,747,224
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

                          MOLECULAR DIAGNOSTICS, INC.
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                              --------
                                                           2003      2002
                                                           ----      ----
                                                             (Unaudited)
Operating Activities:
   Net loss............................................  $(4,305)  $(7,011)
   Adjustments to reconcile net loss to net cash used
    for operating activities:
      Amortization of debt discount....................    1,024       683
      Depreciation and amortization....................      470       482
      Amortization of fees.............................      224        --
      Loss on sale of fixed assets.....................        1        --
      Stock, warrants, and options issued to
         non-employees for services....................      330       765
      Licensing fees recognized on preferred stock sale       --      (298)
      Compensation expense related to stock
         appreciation rights, stock options, and
         restricted stock..............................       11        81
      Interest expense paid with stock.................       --        79
      Changes in assets and liabilities:
         Accounts receivable, net......................      (31)      184
         Inventories...................................      298        66
         Refundable taxes..............................       13         2
         Due from (to) stockholder.....................       14        59
         Prepaid expenses and other current assets.....     (112)     (174)
         Accounts payable..............................      266       755
         Deposits......................................      (23)      (28)
         Deferred revenue..............................     (174)      (89)
         Accrued expenses..............................      259     1,342
                                                         -------   -------
Net cash used for operating activities.................   (1,735)   (3,102)
                                                         -------   -------
Cash used in investing activities:
   Expenditures for license, patents, and technology...       --        (4)
   Capital purchases...................................      (12)      (87)
                                                         -------   -------
   Net cash used for investing activities..............      (12)      (91)
                                                         -------   -------
Cash flows from financing activities:
   Proceeds from issuance of convertible notes payable.    1,126     2,600
   Proceeds from issuance of convertible notes payable,
     related party.....................................    1,015        25
   Note issued in payment of an expense................       72        --
   Payment of notes payable............................     (300)     (150)
   Proceeds from sale of fixed assets..................        8      (111)
                                                         -------   -------
Net cash provided by financing activities..............    1,921     2,364
                                                         -------   -------
Effect of exchange rate changes on cash and cash
 equivalents...........................................        6       (80)
                                                         -------   -------
Net increase (decrease) in cash and cash equivalents...      180      (909)
Cash and cash equivalents at the beginning of period...       42     1,025
                                                         -------   -------
Cash and cash equivalents at end of period.............  $   222   $   116
                                                         =======   =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest.........................................  $    17   $     8
Non-cash transactions during the period for:
      Deferred financing costs.........................  $   173   $    --
      Preferred stock and cumulative dividends
        converted into common stock....................  $ 4,378   $   345



  The accompanying notes are an integral part of these consolidated financial statements.

                          MOLECULAR DIAGNOSTICS, INC.
                   (FORMERLY AMPERSAND MEDICAL CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED - JUNE 30, 2003)

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

      Molecular Diagnostics, Inc. has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of its plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first six months of 2003, MDI raised $2,141,100 through the sale of convertible debt. Management's plans include substantial efforts to obtain additional capital. If Molecular Diagnostics, Inc. is unable to obtain adequate additional financing or generate profitable sales revenues, management may be required to curtail its product development and other activities and may be forced to cease operations.

NOTE 2.     BASIS OF PRESENTATION

      The consolidated financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position and results of operations as of and for the periods indicated. The results of operations for the six months and three months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year or for any other period. The consolidated financial statements include Molecular Diagnostics, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

      These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

NOTE 3.     LICENSES, PATENTS, TECHNOLOGY, AND GOODWILL
                  (in thousands)

                                                            JUNE 30, DECEMBER 31,
                                                              2003      2002
      Licenses............................................    $1,029   $1,028
      Patent costs........................................       133      133
      MDI Technology Agreement............................     7,230    7,230
      Dianon Technology Agreement.........................       260      260
                                                              ------   ------
      Subtotal............................................     8,652    8,651
      Less accumulated amortization.......................    (1,461)  (1,130)
                                                              ------   ------
               Total......................................    $7,191   $7,521
                                                              ======   ======
      Goodwill............................................    $  283   $  283
                                                              ======   ======

      AGGREGATE AMORTIZATION EXPENSE

            For the six months ended June 30, 2003$331

NOTE 4.        ACCRUED EXPENSES

Accrued expenses include the following at June 30, 2003 and December 31, 2002
             (in thousands):

                                                              2003     2002
                                                              ----     ----
      Accrued interest....................................    $338     $155
      Accrued interest--related party.....................     146      111
      Accrued professional fees...........................      57      146
      Accrued taxes.......................................     442      412
      Reserve for warranty................................      20       21
      Other accrued expenses..............................     302      298
                                                            ------   ------
               Total......................................  $1,305   $1,143
                                                            ======   ======

               MDI is delinquent in filing certain Federal and State Income Tax returns for 2002 and 2001. MDI is also delinquent in paying a portion of Federal and State employee and employer payroll taxes for 2001. The Company owed  $658,000  and  $678,000  as  of  June  30,  2003  and  December 31, 2002,
respectively, in past-due payroll taxes, including $230,000 and $250,000 respectively in assessed and estimated statutory penalties and interest. The Internal Revenue Service has filed a lien against the Company's assets to secure the unpaid payroll taxes. MDI is currently in the process of communicating through counsel with the Internal Revenue Service to resolve this matter. The amount is included in accrued payroll costs in the accompanying balance sheet. MDI is also delinquent in paying various state franchise taxes.


NOTE 5.     NOTES PAYABLE--RELATED PARTIES

      Notes payable to related parties at June 30, 2003 and December 31, 2002
            (in thousands) consisted of:

                                                              2003     2002
                                                              ----     ----
      Northlea Partners, Ltd., $25,000 Promissory Note
         issued August 6, 2001; interest rate 15% per
         annum............................................    $ 25     $ 25
      Northlea Partners, Ltd., $15,000 Promissory Note
         issued September 20, 2001; interest rate 9% per
         annum............................................      15       15
      Northlea Partners, Ltd., $15,000 Bridge II
         convertible promissory note Issued May 1, 2003;
         interest rate 12% per annum; (see description
         under Bridge II notes in  Note 6 - Notes payable,
         for other terms and conditions...................      10       --
      Robert Shaw, $25,000 Promissory Note issued
         September 20, 2001; interest rate 9% per annum...      25       25
      Suzanne M. Gombrich, $1,000,000 convertible
         promissory note issued April 2, 2003; maturity
         date April 2, 2004 or earlier; interest rate 12%
         per annum; convertible into common stock at $0.10
         per share; beneficial conversion feature valued
         at $970,000; 1,000,000 warrants at exercise price
         of $0.15 per share; first priority security
         interest in all MDI assets.......................     272       --
                                                             -----    -----
                                                             $ 347    $  65
                                                             =====    =====

      On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, the wife of Peter Gombrich, MDI's Chairman and CEO, in exchange for cash. The note bears interest at the rate of 12% per annum and is convertible into the common stock of MDI at a conversion price of $0.10 per share. As additional consideration, MDI granted the holder a warrant to purchase 1,000,000 shares of the common stock of MDI at an exercise price of $0.15 per share. MDI also granted the holder a first priority security interest in all of the Company's assets. The conversion price of the note was less than the market price of the common stock when the note was issued; therefore, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $970,000 using the fair value interest method. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $241,890 to reflect amortization of the discount from the time the note was issued until June 30, 2003.The initial $100,000 of cash proceeds of the note was received in March 2003 and was used to fund the cost of an option to repurchase all of its assets from Round Valley Capital, LLC. The remaining proceeds received on April 2, 2003 were used to make the $900,000 payment required to exercise the purchase option in conjunction with the final settlement of the loan with Round Valley Capital, LLC.

      See Footnote 6 - Notes Payable, regarding events of default.

      The carrying amount of notes payable - related parties approximates fair value at June 30, 2003 and December 31, 2002.

NOTE 6.     NOTES PAYABLE

      Notes payable to unrelated parties at June 30, 2003 and December 31, 2002
            (in thousands) consisted of:

                                                               2003     2002
                                                               ----     ----
      Bridge I Convertible Promissory Notes; due December
         31, 2002; interest rate 7% per annum; convertible
         into common stock at 75% of the market price on
         date of conversion; beneficial conversion feature
         valued at $1,041,066; Bridge Warrants at an
         exercise price of $0.25 per share; Private
         Warrants at an exercise price equal to 150% of
         note conversion price..............................  $2,125   $3,185
      Bridge II Convertible Promissory Notes; due July 31,
         2003; interest rate 12% per annum; convertible into
         common stock  at  $0.10  or  $0.15 per share;
         beneficial conversion feature valued at $1,364,767
         and $330,000 at June 30, 2003 and December 31,
         2002, respectively; Bridge II warrants at an
         exercise price of $0.15 or $0.20 per share.........   2,215      293
      Round Valley Capital, LLC $825,500 Promissory Note,
         including unearned interest dated August 30, 2002;
         interest rate 36% per annum; warrants at an
         exercise price of $0.20 per share; 711,364 shares
         of common stock....................................      --      300
      Monsun, AS, $500,000 Promissory Note issued November
         1, 2000; interest rate 15% per annum, compounded
         into principal amount; beneficial conversion
         feature valued at $125,000; 1st extension of
         maturity date for issuance of 100,000 warrants at
         an exercise price of $0.60 per share; 2nd extension
         of maturity date for the issuance of 200,000
         warrants at an exercise price of $0.30 per share;
         3rd extension of maturity date for the issuance of
         200,000 warrants at an exercise price of $0.70 per
         share; stock issuance of 200,000 shares of common
         stock in lieu of default penalty....................    595      552
      Trek Diagnostic Systems $80,000 Promissory Note issued
         July 31, 2002; due in equal installments on
         September 1, 2002 and December 1, 2002..............     40       40
      O.P., LLC $29,390 Promissory Note issued May 12, 2003;
         interest at 7% per annum; monthly principal payment
         of $1,316 plus interest.............................     30       --
      Xillix Technologies Corporation $361,000 Promissory
         Note issued June 26, 1998; interest rate Canadian
         Prime plus 6% per annum; represents a debt of
         AccuMed International...............................     34       34
      Western Economic Diversification, $221,000 Promissory
         Note issued June 1989; no interest; represents a
         debt of Oncometrics.................................    214      182
                                                              ------   ------
                                                              $5,253   $4,585
                                                              ======   ======

      Between March 22, 2002 and June 28, 2002, MDI issued $3,185,000 in series Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the common stock on the date of conversion. In addition, MDI issued a warrant, which entitled each holder to purchase one share of common stock, at an exercise price of $0.25 per share, for each dollar principal amount of notes. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. At the time of conversion of the note, the holder is entitled to receive a Private Warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for the Private warrants as of June 30, 2003. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,041,666 and recorded this amount as additional interest expense during 2002. In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. The remaining $2,125,000 in principal Bridge I notes remains unconverted and outstanding at June 30, 2003. Management continues to negotiate an extension of the maturity date or conversion of the notes with the holders. As of August 7, 2003, these negotiations are ongoing.

      Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. During the first six months of 2003, MDI issued an additional $1,141,100 in principal amount of Bridge II notes. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The

Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion price of the notes issued during 2002 and those issued during the first six months of 2003 was less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,379,767 and $330,000 at June 30, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $781,919 to reflect amortization of the discount during the six months ended June 30, 2003. At the time MDI completes significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. Subsequent to June 30, 2003, MDI issued additional notes in the Bridge II series. (See Footnote 9: Subsequent Events)

      On August 30, 2002, MDI issued a Promissory note to Round Valley Capital, LLC ("RVC") in the amount of $825,500 representing $650,000 in cash received by MDI and $175,500 in unearned interest. The note bears a calculated effective interest rate of 36% per annum and is due June 1, 2003. The note is secured by all of the assets of MDI. MDI issued a certificate representing 5,750,000 shares of the common stock of the Company to RVC as collateral for the loan and paid transaction fees including: cash payments of $147,063; 711,364 shares of common stock of MDI; and warrants to purchase 681,818 shares of common stock of MDI at an exercise price of $0.20 per share. MDI recorded the note at a value, net of unearned interest, of $650,000. A fair value of $362,795 was calculated for the shares of common stock of MDI issued to RVC using the market price of the common stock on the date the shares were issued. A fair value of $156,000 was calculated for the warrants using the Black-Scholes valuation method. The total value of the transaction fees was recorded as prepaid financing costs and is being amortized over the life of the note. During 2002, MDI made principal payments against the note of $350,000. RVC declared MDI to be in default under the terms of the note during 2002 and the parties were engaged in litigation and subsequently, settlement negotiations. On February 17, 2003, MDI made additional principal payments amounting to $250,000. MDI recorded interest expense of $16,900 and financing costs, including amortization of accrued financing costs, of $1,009,000 during the six-months ended June 30, 2003. On April 2, 2003, MDI paid RVC $900,000 in cash in final settlement of the loan, default penalties and to exercise its rights under the asset purchase option agreement. RVC returned the 5,750,000 shares of common stock issued as collateral under the note, 711,364 shares of common stock issued as financing fees, and warrants to purchase 531,818 shares of common stock also issued as financing fees. MDI cancelled the shares of common stock and the warrants.

      In July 2002, MDI agreed to settle a claim brought by Trek Diagnostic Systems, Inc. ("Trek") against AccuMed regarding breach of representation and warranties in a certain agreement under which Trek purchased the microbiology business of AccuMed in 2000. MDI issued a promissory note to Trek in the amount of $80,000, payable in two equal installments on September 1, 2002 and December 1, 2002. MDI made the first payment due on September 1, 2002. MDI did not make the second payment causing a default on the note. Trek has instituted legal action against MDI to obtain payment of the remaining amount due under the note. The unpaid portion of the note accrues interest at the rate of 8% per annum. MDI recorded interest expense related to this note of $1,858 for the six-months ended June 30, 2003.

      Specific events of default have occurred on a significant majority of the outstanding notes payable, including the Bridge I, Bridge II and Suzanne M. Gombrich convertible promissory notes, issued by MDI, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the $595,000 Monsun AS convertible promissory note and the Trek Diagnostics $40,000 note payable, which are the subject of legal actions described in Footnote 10 - Legal Proceedings, MDI has not received any written declarations of default from holders of its outstanding notes payable.

      The carrying amounts of notes payable approximates fair value at June 30, 2003 and December 31, 2002.

NOTE 7.  STOCKHOLDERS' EQUITY

      Summary of the Company's preferred stock capital table as of:

                                                       JUNE 30,        DECEMBER 31,
                                                         2003              2002
                                                         ----              ----
                                                    SHARES ISSUED &   SHARES ISSUED &
      OFFERING                                        OUTSTANDING       OUTSTANDING
      --------                                        -----------       -----------
      Series A convertible.........................        82,655           118,092
      Series B convertible, 10% cumulative.........       799,856           799,856
      Series C convertible, 10% cumulative.........     1,225,833         1,258,833
      Series D convertible, 10% cumulative.........       175,000           175,000
      Series E convertible, 10% cumulative.........       261,277           429,243
                                                      -----------       -----------
      Total Preferred Stock........................     2,544,621         2,781,024
                                                      ===========       ===========

      During the first quarter of 2003 a holder converted 33,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 185,884 shares of common stock.

      In June 2003, two holders converted 35,437 shares of Series A convertible preferred stock into 15,478 shares of common stock.

      During the first six months of 2003 several holders converted 167,966.76 shares of Series E convertible preferred stock, including cumulative dividends due thereon, into 5,133,927 shares of common stock.

      SUMMARY OF PREFERRED STOCK TERMS

SERIES A CONVERTIBLE PREFERRED STOCK
Liquidation Value:   $4.50 per share
Conversion Price:    $10.3034 per share
Conversion Rate:     0.4367--Liquidation Value divided by Conversion Price
                     ($4.50/$10.3034)
Voting Rights:       None
Dividends:           None
Conversion Period:   Any time--3 years

SERIES B CONVERTIBLE PREFERRED STOCK
Liquidation Value:   $4.00 per share
Conversion Price:    $1.00 per share
Conversion Rate:     4.00--Liquidation Value divided by Conversion Price
                     ($4.00/$1.00)
Voting Rights:       None
Dividends:           10%--Quarterly--Commencing March 31, 2001
Conversion Period:   Any time
Cumulative dividends in arrears at June 30, 2003 were $748,208

SERIES C CONVERTIBLE PREFERRED STOCK
Liquidation Value:   $3.00 per share
Conversion Price:    $0.60 per share
Conversion Rate:     5.00--Liquidation Value divided by Conversion Price
                     ($3.00/$0.60)
Voting Rights:       None
Dividends:           10%--Quarterly--Commencing March 31, 2002
Conversion Period:   Any time
Cumulative dividends in arrears at June 30, 2003 were $611,573

SERIES D CONVERTIBLE PREFERRED STOCK
Liquidation Value:   $10.00 per share
Conversion Price:    $1.00 per share
Conversion Rate:     10.00--Liquidation Value divided by Conversion Price
                     ($10.00/$1.00)
Voting Rights:       None
Dividends:           10%--Quarterly--Commencing April 30, 2002
Conversion Period:   Any time--After April 1, 2002
Cumulative dividends in arrears at June 30, 2003 were $291,027

SERIES E CONVERTIBLE PREFERRED STOCK
Liquidation Value:   $22.00 per share
Conversion Price:    $0.80 per share
Conversion Rate:     27.50--Liquidation Value divided by Conversion Price
                     ($22.00/$0.80)
Voting Rights:       Equal in all respects to holders of common shares
Dividends:           10%--Quarterly--Commencing May 31, 2002
Conversion Period:   Any time--After December 1, 2002
Cumulative dividends in arrears at June 30, 2003 were $866,150

      ISSUANCE OF RESTRICTED SHARES FOR SERVICES

      Beginning in 1999, the Company has, at various times, awarded restricted shares of common stock to non-employee consultants for services. Some of the share awards were made for past services and their value was fixed. Other share awards were made as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these shares had not been determined as of June 30, 2003, and therefore, the value of these shares will be based on the market value of the common stock at the end of each interim period until the measurement date is determined. A fair value of these shares of $17,500 and $87,000 was calculated at June 30, 2003 and June 30, 2002, respectively, using the Black-Scholes valuation model, and the Company recorded $7,237 and $4,000 as expense during the six months ended June 30, 2003 and June 30, 2002, respectively.

      ISSUANCE OF SHARES FOR SERVICES

      In January 2003, MDI issued 1,000,000 shares of common stock in exchange for services to a non-employee professional services firm. MDI calculated a fair value of $100,000 for these shares based on the value of the shares on the date of the issuance and recorded the amount as investor relations expense as of March 31, 2003.

      In May 2003, MDI issued 875,000 shares of common stock in exchange for services to a non-employee professional services firm. MDI calculated a fair value of $218,750 for these shares based on the market value of the shares on the date they were due and is amortizing the amount over the remainder of the service contract.

      In June 2003, MDI issued 83,642 shares of common stock to a non-employee service vendor in lieu of payment for unpaid service invoices. MDI valued the shares at $12,463which represented the amount of the unpaid invoices.

      ISSUANCE OF WARRANTS FOR SERVICES

      On April 2, 2003, MDI issued a warrant to Suzanne M. Gombrich, an affiliate, entitling the holder to purchase 1,000,000 shares of common stock of MDI at an exercise price of $0.15 per share. The warrant was issued as additional consideration for a $1,000,000 convertible promissory note issued on the same date.

      APPLICATION OF BLACK-SCHOLES VALUATION MODEL

      In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero for both periods, a risk-free interest rate of 4.5% and 6% for the 2003 and 2002 periods, respectively, a volatility factor of

148% and 90% for the 2003 and 2002 periods, respectively, and a fair value of the underlying common shares of closing market price on the date of the grant for both periods. The expected life equaled the term of the warrants, options, or restricted shares.

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

      MDI applies APB Opinion No. 25 and related interpretations in accounting for options granted to employees under the Equity Incentive Plan. No compensation cost was recorded during 2003 or 2002 for options granted to employees as the exercise price approximated the fair value of the underlying common stock on the date of the grant. Had stock options been accounted for under the fair value method recommended by FAS 123, the Company's net loss applicable to common shareholders would have been changed to the pro forma amounts indicated below:

                                        FOR THE SIX MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                                --------                    --------
                                              2003     2002              2003     2002
                                              ----     ----              ----     ----
                                             (in thousands except for per share amounts)
   NET LOSS APPLICABLE TO COMMON
          SHAREHOLDERS AS REPORTED........  $(5,057) $(7,425)          $(2,396)  $(4,493)
   Deduct: Total stock-based compensation
         expense determined under the fair
           value based method for all
           awards, net of related taxes          33     (269)              (16)     (233)
                                            -------  -------           -------   -------
   PRO FORMA NET LOSS APPLICABLE TO
         COMMON SHAREHOLDERS..............  $(5,024) $(7,694)          $(2,412)  $(4,726)
                                            =======  =======           =======   =======
   Basic loss per share applicable to common
      shareholders - as reported..........  $ (0.12) $  (.29)          $ (0.06)  $  (.17)
                                            =======  =======           =======   =======
   Basic loss per share applicable to
      common shareholders - pro forma.....  $ (0.12) $  (.30)          $ (0.06)  $  (.18)
                                            =======  =======           =======   =======

      The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6%; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of 90% for both years and a weighted average expected life of the options of
2.5 - 5 years.

A summary of the Company's stock option activity, during the six-month periods ended June 30, 2003 and June 30 2002, and related information follows:

                                                             OPTION PLAN SHARES
                                                             ------------------
                                                              2003       2002
                                                              ----       ----
OUTSTANDING: December 31, 2002 and 2001, respectively      3,507,517   3,792,496
      Granted through June 30,...............                     --     286,833
      Exercised through June 30,.............                     --    (361,000)
      Forfeited - assumed in acquisition through June 30,    (17,035)   (311,220)
      Forfeited through June 30,.............               (353,500)   (289,000)
                                                           ---------   ---------
OUTSTANDING: June 30, 2003 and 2002, respectively          3,136,982   3,118,109
                                                           =========   =========
EXERCISABLE AT JUNE 30, 2003.................   2,643,314
                                                =========

NOTE 9.     SUBSEQUENT EVENTS

      BRIDGE II FINANCING

      Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. The notes bear interest at 12 % per annum payable at maturity date in kind in the form of shares of common stock and are due July 31, 2003. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. MDI granted each note holder the right to receive a private warrant to purchase one share of the common stock of MDI for each dollar of principal amount of notes held at an exercise price of $0.15 per share. The warrants are not issueable until such time as MDI completes significant additional financing plans. MDI granted a junior security position in all of the Company's assets to the holders of the Bridge II convertible promissory notes. Through June 30, 2003, MDI issued $1,691,100 in principal amount of Bridge II convertible promissory notes in exchange for cash. Between June 30, 2003 and August 7, 2003, MDI issued an additional $255,100 in principal amount of Bridge II convertible promissory notes in exchange for cash. MDI is currently working with holders to amend the notes to extend the due date beyond July 31, 2003 and to waive any defaults.

      WARRANTS

      On July 18, 2003, Mr. Milley, a director, Azimuth Corporation and Cadmus Corporation, agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which entitled the holders to purchase a total of 3,125,000 shares of common stock at various exercise prices between $0.01 and $1.25 per share. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required MDI to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 1,500,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company's issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties agreement to cancel these warrants, including their individual anti-dilution clauses, and the forgiveness of approximately $120,000 currently owing to Azimuth and Cadmus, MDI agreed to issue a new five-year warrant entitling the holders to purchase 6,500,000 shares of common stock at an exercise price of $0.30 per share. MDI also agreed to issue a 120- day warrant entitling the holder to purchase 500,000 shares of common stock at an exercise price of $0.30. Management believes that the Company will derive significant additional benefits in the future as a result of the elimination of the anti dilution provisions in the original warrants. Although an agreement has been reached in principal between the parties, no definitive agreement has yet been signed.

NOTE 10.    LEGAL PROCEEDINGS

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

      On March 28, 2003 The Cleveland Clinic Foundation ("Clinic") filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by the Clinic in the Peoples Republic of China ("China Study") on behalf of MDI. At December 31, 2002, MDI recorded the full amount owing to the Clinic as a liability in its accounts. On August 11, 2003, MDI and the Clinic entered into a Settlement Agreement and Mutual Release. MDI agrees to pay the sum of $240,000 to the Clinic upon return of MDI's instruments and computer equipment used in the China Study and MDI's successful ability to access available and uncorrupted clinical trial data contained therein. If the China Study data is available, the Clinic agrees to provide all hard copy documentation related to the China Study and to complete a review and analysis of the data in a timely manner. If the data is not available, MDI will not make the aforementioned payment and the lawsuit will go forward. At that point MDI will actively defend itself based on the Clinic's failure to deliver the data required under the original China Study agreement.

      On January 2, 2003, Bowne of Chicago, Inc. ("Bowne") filed suit against MDI (Circuit Court of Cook County, County Department-Law Division (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided to MDI by Bowne during the period October 25, 2001 through November 7, 2002. While MDI is actively defending itself against the suit claiming the charges for printing services provided during the period mentioned above were excessive, management has taken a conservative position and recorded the entire amount of the Bowne invoices as outstanding accounts payable on the records of MDI. As of December 31, 2002 and June 30, 2003, management and its counsel are unable to determine what the outcome of this litigation might be.

      On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, MDI's Chairman and CEO, (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03C 0184)) claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich in relation to Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of MDI's common stock at various prices. In November 2002, the Board of Directors approved the issuance of 200,000 shares of MDI's common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of MDI's common stock, however, in order to comply with securities laws, MDI issued the shares of its common stock to Monsun with a restrictive legend which permits their sale only in compliance with Rule 144 of the Securities Exchange Act. MDI has recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2002 as a note payable on its records. Since Mr. Gombrich's potential liability under the suit, including the failure to deliver registered shares of MDI's common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. MDI has presented a settlement proposal, but as of August 8, 2003, Monsun has not replied to the settlement proposal and management and counsel are unable to determine the result of this pending litigation.

      MDI is a defendant in several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims.

      MDI is a defendant in several legal actions brought by former employees seeking to collect amounts due for unpaid wages. MDI has recorded the amounts due in its records and is attempting to settle these actions.

      In May 2003, the Company, together with its subsidiaries, AccuMed International, Inc. ("AccuMed") and Oncometrics Imaging Corporation ("Oncometrics"), filed suit against MonoGen, Inc. and Norman Pressman (Case No. 03 CH 08532 (Circuit Court of Cook County, Illinois)). The suit arises out of two license agreements between AccuMed, Oncometrics and MonoGen in which certain intellectual property was transferred from AccuMed and Oncometrics to MonoGen for $500,000 (the "Agreements"). At the time of the Agreements, the Company had not yet acquired AccuMed and Oncometrics. The technology, which was the subject of the Agreements, had been licensed to Oncometrics by the British Columbia Cancer Agency ("BCCA") pursuant to a written license agreement. Pressman was the President of AccuMed and Oncometrics when the Agreements were negotiated and executed. As soon as the Agreements were signed, Pressman took a position with MonoGen. The Complaint alleges that the technology was transferred at a below market price. The Complaint also asserts that AccuMed and Oncometrics may not have obtained the requisite approval from BCCA to transfer the technology to MonoGen pursuant to the Agreements.

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

      Revenue Recognition. The Company recognizes revenue upon shipment of a product or license to customers and no remaining Company obligations or contingencies exist, or in the case of sales of software by its wholly owned subsidiary, Samba, upon shipment if persuasive evidence of an arrangement exists; sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

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

      Licenses, Patents, Technology and Goodwill. Licenses, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are expensed when incurred. Costs related to abandoned patents are written off at the time of abandonment. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to seventeen years. The Company assesses licenses, patents, and technology quarterly for impairment.

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

      Application of Black-Scholes Valuation Model. In applying the Black-Scholes valuation model, we have used an expected dividend yield of zero, a risk-free interest rate of 4.5% and 6% for 2003 and 2002, respectively, a volatility factor of 148% and 90% for 2003 and 2002, respectively, and the closing market price of the underlying common stock on the date of the grant. There were no option grants during the first six months of 2003. The expected life equaled the term of the warrants, options, or restricted shares.

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

      These forward-looking statements are based on beliefs of our management as well as current expectations, projections and assumptions currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These risks are described more fully in our most recent Annual Report on Form 10-K under the caption of Risk factors Item 1 and in subsequent reports filed with the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements.

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

RESULTS OF OPERATIONS

      REVENUE

      Our revenue for the six-month period ended June 30, 2003 totaled $1,018,000, representing a decrease of $140,000, or 12.1%, over revenue of $1,158,000 for the six-month period ended June 30, 2002. The 2003 comparative revenue decrease results primarily from one-time revenue recognition during the first quarter of 2002 of $298,000 from the sale of a three-year irrevocable, worldwide, royalty-free license for full access to Samba's image analysis software and development tools to Ventana Medical Systems, Inc. The remaining increase represents gains in new customer AcCell instrument sales and installations.

      Revenue of $421,000 for the three months ended June 30, 2003 represented a decrease of $81,000, or 16.1%, over revenue for the same period in 2002. This resulted from a decrease in MDI instrument related revenues. Revenues from our European subsidiary, Samba, are derived from the sale of proprietary Telemedicine software and software consulting services. Samba conducts its operations in local currency, the Euro. We convert the local currency into U.S. Dollars for consolidated reporting purposes. Samba's revenue recognition is also subject to the timing of receipt and completion of customer contracts from period to period. We may experience quarter-to-quarter and year-to-year variability in revenues as a result of these contract-timing issues until we begin to market some or all of our other products.

      OPERATING

        Cost of Revenues

      Cost of revenues for the six months ended June 30, 2003 totaled $508,000, an increase of $26,000 from the same period in 2002. No cost of revenues attributable to the Ventana license sale was recorded since related research and development costs related thereto were expensed as incurred in prior years.

      Cost of revenues for the three months ended June 30, 2003 totaled $232,000, a decrease of $55,000, or 19.2%, from the same period in 2002. The decrease was the result of a reduction in MDI instruments sold during the period.

       Research and Development

      We devote a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

      R&D expenses decreased $2,216,000 and $1,514,000 for the six-month and three-month periods ended June 30, 2003 to $319,000 and $88,000, a decrease of 87.4% and 94.5%, respectively, over the comparable prior year periods. These reductions were the result of reduced operating capacity due to capital and liquidity constraints. R&D expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; instrumentation, disposables, clinical consumables, clinical supplies and regulatory costs to develop clinical trial reference laboratories and to recruit and test patients in support of our various Food and Drug Administration ("FDA") clinical trials, and payroll-related costs for in-house engineering, scientific, laboratory, and software development activities; and research management staff.

       Selling, General and Administrative

      Selling, general and administrative expenses ("SG&A") decreased $1,212,000 and $917,000 for the six-month and three-month periods ended June 30, 2003 to $3,210,000 and $1,122,000, a decrease of 27.4% and 45% over the same periods ended June 30, 2002, respectively. This decrease, which would have been significantly larger except that we charged $1,118,000 in financing costs related to the settlement of the Round Valley Capital, LLC loan on April 2, 2003 to expense during the period, is the result of reduced operating capacity due to capital and liquidity constraints, and a reduction in legal expenses due to the one-time recording of $675,000 in legal costs related to a litigation settlement during the first quarter of 2002.

      Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal and accounting and consulting services, travel costs, printing costs, fees for public and/or investor relations services, insurance premiums, facilities and office expenses, marketing related costs, and amortization/depreciation charges, many of which showed significant declines due to the reduction in overall operations, which began during the last quarter of 2002.

      OTHER INCOME AND EXPENSE

      Interest Expense

      Interest expense, including interest expense to related parties, increased $411,000 and $275,000 for the six-month and three-month periods ended June 30, 2003 to $1,292,000 and $1,051,00, an increase of 46.7% and 35.4% over the same periods ended June 30, 2002, respectively. Bridge I convertible promissory notes, in principal amounts totaling $3,185,000 and issued between March 22, 2002 and June 25, 2003, and Bridge II convertible promissory notes, in principal amounts totaling $1,691,100, and issued between October 29, 2002 and June 30, 2003 were outstanding for all or some of the six months ended June 30, 2003. See further discussion in the preceding Notes To Consolidated Financial Statements - Note 6. Also, accrued interest expense resulting from related party convertible notes payable is included in interest expense - related party.

      Other Income and Expense, Net

      For the six months ended June 30, 2002, we recorded a $150,000 gain from the settlement of the SpectRx litigation during the first quarter 2002. Related SpectRx settlement legal expenses are included in selling, general and administrative expenses for the period ended June 30, 2002.

        NET LOSS

      The net loss for the six-month and three-month period ended June 30, 2003 before preferred dividends totaled $4,305,000 and $2,068,000 compared with $7,011,000 and $4,201,000 for the same periods in 2002, a decrease of $2,706,000 and $2,133,000 or a 38.6% and a 50.8% decrease, respectively. The decreases were primarily the result of reduced operating capacity due to capital and liquidity constraints. In addition, cumulative dividends on the outstanding Series B convertible preferred stock through Series E convertible preferred stock totaled $752,000 and $328,000 for the six-month and three-month periods ended June 30, 2003 compared with $414,000 and $292,000 for the same periods in 2002, respectively. The combined net loss applicable to common stockholders for the six and three months ended June 30, 2003 of $5,057,000 and $2,396,000 or $0.12 and $0.06 per share, on 40,868,423 and 41,551,961 weighted average common shares outstanding, respectively, compared with the net loss and net loss available to common stockholders for the six-month and three-month periods ended June 30, 2002 of $7,425,000 and $4,493,000 or $0.29 and $0.17 per
share, on 25,654,840 and 25,747,224 weighted average common shares outstanding.

      At June 30, 2003, cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock totaled $2,516,958.

      The weighted average shares outstanding during the quarter ended June 30, 2003 reflect the conversion of Series B, Series C, and Series E convertible preferred stock during 2002 and Series C and Series E convertible preferred shares during the six months ended June 30, 2003. It also reflects, 5,750,000 shares of common stock issued to RVC as additional loan collateral in September 2002. The shares were returned to MDI and cancelled in June 2003.

LIQUIDITY AND CAPITAL RESOURCES

      R&D, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $1,735,000 and $3,102,000 for the six months ended June 30, 2003 and 2002, respectively, in operating activities.

      At June 30, 2003 we had cash on hand of $222,000, an increase of $180,000 compared to the $42,000 cash on hand at December 31, 2002. This increase can be attributed to new capital funding from Bridge II notes issued during the period and improved collection of Samba receivables offset by current operating expenses and payments of certain liabiliites.

      During the first quarter of 2003, we issued $350,000 in Bridge II convertible notes in exchange for cash. The notes were issued under the same terms as all other previous Bridge II notes. We used $250,000 of the proceeds to make principal and interest payments on the RVC loan. During the second quarter of 2003, we issued an additional $791,100 in Bridge II convertible notes in exchange for cash or services. A Bridge II note in the amount of $15,000 was issued to Northlea Partners, Ltd. on May 1, 2003. Dr. John Abeles, one of our directors, serves as the managing partner of Northlea Partners, Ltd. The note was issued under the same terms and conditions as all other Bridge II notes. We used the proceeds of the notes issued during the second quarter to meet current operating needs and to make payments to our previous independent auditors for past services and to our current independent auditors for services related to the audit of our financial statements for the year ended December 31, 2002 and the preparation of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission at the end of the second quarter of 2003.

      During the first quarter of 2003, Mr. Gombrich, our Chairman and CEO, loaned the Company an additional $115,000 to meet some of our operating needs. During the second quarter of 2003 we repaid $101,000, net of an additional loan amount of $20,000, to Mr. Gombrich.

      In March 2003, an affiliate, Suzanne M. Gombrich, the wife of our Chairman, loaned the Company $100,000 in cash, reflecting the initial proceeds of a $1,000,000 convertible promissory note described in the following paragraph. We used the $100,000 to buy the purchase option related to the RVC loan settlement.

      On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to Suzanne M. Gombrich, in exchange for $900,000 in cash. The April note included the $100,000 advance loan proceeds described in the preceding paragraph. The note bears interest at the rate of 12% per annum and is convertible into our common stock at a conversion price of $0.10 per share. As additional consideration, we granted the holder a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.15 per share. We also granted the holder a first priority security interest in all of our assets. We used the $900,000 cash proceeds to make the required payment to exercise the purchase option in conjunction with the final settlement of the loan with Round Valley Capital, LLC.

      On August 30, 2002, we issued a promissory note to Round Valley Capital, LLC ("RVC") in the amount of $825,500 representing $650,000 in cash received in exchange for the note and $175,500 in unearned interest. The note was due June 1, 2003 and bore interest at a calculated rate of 36% per annum. The note was secured by all of our assets. We paid transaction fees in cash of $147,063, issued RVC 711,364 shares of our common stock and warrants to purchase 681,818 shares of our common stock at an exercise price of $0.20 per share. We also issued a certificate representing 5,750,000 shares of our common stock as additional collateral for the loan. As of December 31, 2002, we had made principal and interest payments against the note of $350,000 and $59,500, respectively. As a result of issues over the value of collateral, RVC declared the note to be in default and attempted to foreclose on our assets and sell them at auction. We instituted legal action against RVC, halting the foreclosure and asset sale, and immediately entered into settlement negotiations. In early December of 2002, we reached a settlement agreement with RVC under which we were required to pay the remaining $300,000 principal balance of the note plus an additional amount of $115,000, representing the remaining unearned interest on the note, by January 4, 2003. The agreement provided that if the payment due on January 4, 2003 was not made in a timely manner, a default penalty would be assessed each week payment was not made until a final payment amounting to $950,000 would be due on February 19, 2003. Because of capital and liquidity constraints, we were not able to make the payment due on January 4, 2003 and made no further payments until February 17, 2003, when we paid RVC $250,000 leaving a remaining balance due under the settlement agreement of $700,000. At the end of February RVC proceeded with foreclosure against our assets. At that time we agreed to pay RVC $100,000 for an option to repurchase our assets at any time prior to the close of business on April 2, 2003. The option prevented RVC from selling the assets to any party other than us before that date. We used the proceeds of Bridge II convertible promissory notes issued in February, as described above, to make the $250,000 payment to RVC. On April 2, 2003, we paid RVC $900,000 as a final settlement and to exercise the purchase option to reacquire all of our assets. We used the proceeds of a convertible promissory note issued to an affiliate, as described above, to make the final payment to RVC. In conjunction with this final payment, RVC returned 5,750,000 shares of our common stock issued as collateral, 711,364 shares of our common stock and warrants to purchase 531,818 shares of our common stock issued to RVC as payment for transaction fees. We cancelled the returned shares of common stock and warrants.

      Our capital expenditures were approximately $12,000 for the six months ended June 30, 2003, a reduction of $75,000, or 86.2% from the prior year period's $87,000. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. The decrease in 2003 capital expenditures resulted from a reduction of laboratory and computer equipment and software purchases in support of our product development and research efforts in order to conserve cash through our private placement and bridge financings.

      Specific events of default have occurred on a significant majority of our outstanding notes payable, including $2,125,000 of Bridge I convertible promissory notes, $3,006,200 of Bridge II convertible promissory notes and the $1,000,000 Suzanne M. Gombrich convertible promissory note, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify us in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that we would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the $595,000 Monsun AS convertible promissory note and the $40,000 Trek Diagnostics note payable, which are the subject of legal actions described in Footnote 10 - Legal Proceedings, we have not received any written declarations of default from holders of our outstanding notes payable.

      Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. We have incurred significant operating losses since the inception of our business. We expect that significant ongoing operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. As a result of capital and liquidity constraints, we significantly reduced our staff and all other operating expenditures beginning in the last quarter of 2002 and continuing through most of the second quarter of 2003. We began to reestablish our operations at the end of the second quarter of 2003. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to continue our operations at a reduced level, substantially delaying product research and development, clinical trials, market introduction of some of our products and other activities and may even be forced to cease operations.

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


      There have been no other significant changes in our internal controls, with the exception of those which may have temporarily arisen as a result of the departure of accounting personnel during the first half of 2003 and which reverted to their prior status when new personnel were in place, including our new Chief Financial Officer, beginning June 1, 2003, or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation. Since our Chief Financial Officer was not affiliated with MDI for the entire period covered, he was required to rely on our books and records, and on review and discussions with independent consultants who participated in the preparation of this report and with other members of management.

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

      On March 28, 2003 The Cleveland Clinic Foundation ("Clinic") filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by the Clinic in the Peoples Republic of China ("China Study") on behalf of MDI. At December 31, 2002, MDI recorded the full amount owing to the Clinic as a liability in its accounts. On August 11, 2003, MDI and the Clinic entered into a Settlement Agreement and Mutual Release. MDI agrees to pay the sum of $240,000 to the Clinic upon return of MDI's instruments and computer equipment used in the China Study and MDI's successful ability to access available and uncorrupted clinical trial data contained therein. If the China Study data is available, the Clinic agrees to provide all hard copy documentation related to the China Study and to complete a review and analysis of the data in a timely manner. If the data is not available, MDI will not make the aforementioned payment and the lawsuit will go forward.

      On January 2, 2003, Bowne of Chicago, Inc. ("Bowne") filed suit against MDI (Circuit Court of Cook County, County Department-Law Division (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided to MDI by Bowne during the period October 25, 2001 through November 7, 2002. While MDI is actively defending itself against the suit claiming the charges for printing services provided during the period mentioned above were excessive, management has taken a conservative position and recorded the entire amount of the Bowne invoices as outstanding accounts payable on the records of MDI. As of December 31, 2002 and June 30, 2003, management and its counsel are unable to determine what the outcome of this litigation might be.

      On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, MDI's Chairman and CEO, (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03C 0184)) claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich in relation to Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of MDI's common stock at various prices. In November 2002, the Board of Directors approved the issuance of 200,000 shares of MDI's common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of MDI's common stock, however, in order to comply with securities laws, MDI issued the shares of its common stock to Monsun with a restrictive legend which permits their sale only in compliance with Rule 144 of the Securities Exchange Act. MDI has recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2002 as a note payable on its records. Since Mr. Gombrich's potential liability under the suit, including the failure to deliver registered shares of MDI's common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. MDI has presented a settlement proposal, but as of August 8, 2003, Monsun has not replied to the settlement proposal and management and counsel are unable to determine the result of this pending litigation.

      MDI is a defendant in several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims.

      MDI is a defendant in several legal actions brought by former employees seeking to collect amounts due for unpaid wages. MDI has recorded the amounts due in its records and is attempting to settle these actions

      In May 2003, the Company, together with its subsidiaries, AccuMed International, Inc. ("AccuMed") and Oncometrics Imaging Corporation ("Oncometrics"), filed suit against MonoGen, Inc. and Norman Pressman (Case No. 03 CH 08532 (Circuit Court of Cook County, Illinois)). The suit arises out of two license agreements between AccuMed, Oncometrics and MonoGen in which certain intellectual property was transferred from AccuMed and Oncometrics to MonoGen for $500,000 (the "Agreements"). At the time of the Agreements, the Company had not yet acquired AccuMed and Oncometrics. The technology, which was the subject of the Agreements, had been licensed to Oncometrics by the British Columbia Cancer Agency ("BCCA") pursuant to a written license agreement. Pressman was the President of AccuMed and Oncometrics when the Agreements were negotiated and executed. As soon as the Agreements were signed, Pressman took a position with MonoGen. The Complaint alleges that the technology was transferred at a below market price. The Complaint also asserts that AccuMed and Oncometrics may not have obtained the requisite approval from BCCA to transfer the technology to MonoGen pursuant to the Agreements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Beginning in October 2002, we began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. We issued $550,000 in Bridge II notes as of December 31, 2002. During the first six months of 2003, we issued an additional $1,141,100 in principal amount of Bridge II notes. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of our common stock. We granted the holders a junior security position in all of our assets. The notes are convertible at any time into our common stock. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion price of the notes issued during 2002 and those issued during the first six months of 2003 was less than the market price of the common stock when the notes were issued; therefore, the holder is considered to have a beneficial conversion feature. We determined the value of the beneficial conversion feature to be $1,379,767 and $330,000 at June 30, 2003 and December 31, 2002,
respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. We recorded additional interest expense of $781,919 to reflect amortization of the discount for the six months ended June 30, 2003. At the time we complete significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of our common stock for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. We issued the notes pursuant to exemptions under Section 4(2) of the Securities Exchange Act of 1933, as amended. Subsequent to June 30, 2003, we issued additional notes in the Bridge II series. MDI is currently negotiating with holders to amend the notes and extend the due date beyond July 31, 2003. (See Footnote 9: Subsequent Events)

      In January 2003, MDI issued 1,000,000 shares of restricted common stock in exchange for services to a non-employee professional services firm. MDI calculated a fair value of $100,000 for these shares based on the value of the shares on the date of the issuance and recorded the amount as investor relations expense as of March 31, 2003.

      On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to Suzanne M. Gombrich, in exchange for $900,000 in cash. The April note included the $100,000 advance loan proceeds described in the preceding paragraph. The note bears interest at the rate of 12% per annum and is convertible into our common stock at a conversion price of $0.10 per share. As additional consideration, we granted the holder a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.15 per share. We also granted the holder a first priority security interest in all of our assets. We used the $900,000 cash proceeds to make the required payment to exercise the purchase option in conjunction with the final settlement of the loan with Round Valley Capital, LLC.

      In May 2003, MDI issued 875,000 shares of restricted common stock in exchange for services to a non-employee professional services firm. MDI calculated a value of $218,750 for these shares based on the value of the shares on the date the shares were due and is amortizing the amount over the life of the service contract.

      In June 2003, MDI issued 83,642 shares of restricted common stock in lieu of unpaid invoices for services owing to a non-employee vendor. MDI valued the shares at $12,463, which represented the amount of the unpaid invoices.

       We issued the shares or share equivalents pursuant to  exemptions  under
Section 4(2) of the Securities exchange Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      MDI has failed to make the required principal and interest payments, constituting events of default, on the following notes payable:

      $2,125,000 in Bridge I convertible promissory notes
      $3,006,200 in Bridge II convertible promissory notes
      $595,000 Monsun AS convertible promissory note
      $40,000 Trek Diagnostics note payable

      The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun AS convertible promissory note and the Trek Diagnostics note payable, which are the subject of legal actions described under Part II Item 1 above and in Notes to Consolidated Financial Statements, Footnote 10 - Legal Proceedings, MDI has not received any written declarations of default from holders of outstanding notes payable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
           --------

      See Exhibit Index

      (b)  Reports on Form 8-K
           -------------------

            On May 1, 2003, MDI filed a Current Report on Form 8-K dated April 30, 2003, reporting under Item 4, the engagement of Altschuler, Melvoin and Glasser LLP as the Company's independent auditors.

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

                                    Molecular Diagnostics, Inc.

                                    /s/ Peter P. Gombrich
                                    ---------------------
                                         Peter P. Gombrich
                                         Chairman and Chief Executive
                                           Officer

                                    /s/ Dennis L. Bergquist
                                    -----------------------
                                         Dennis L. Bergquist
                                         President and Chief Financial
                                            Officer

Date: August 13, 2003

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
4.39     Form of common stock purchase warrant issued to Suzanne M. Gombrich on
         April 2, 2003 representing the right to purchase 1,000,000 shares of common stock of the Company in connection with a $1,000,000 loan evidenced by a convertible promissory note issued on that date.

10.45 Form of Loan Security Agreement dated April 2, 2003 between the Company and Suzanne M. Gombrich in connection with a $1,000,000 loan evidenced by a convertible promissory note issued on that date.

10.46    Form of Convertible Promissory Note dated April 2, 2003 issued by the
         Company to Suzanne M. Gombrich in exchange for a cash loan of $1,000,000.

31.1     Section 302 certification by principal executive officer.

31.2     Section 302 certification by principal financial officer.

32.1     Section 906 certification by principal executive officer.

32.2     Section 906 certification by principal financial officer.
