Form 10QSB
period 2003-09-30
MOLECULAR DIAGNOSTICS INC
filed 2003-11-19
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              (Mark One)
                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

           For the transition period from ___________ to ___________.

                          Commission File number 0-935

                           MOLECULAR DIAGNOSTICS, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)

                          Ampersand Medical Corporation
                     (Former Name of Small Business Issuer)

          Delaware                                               36-4296006
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       414 North Orleans Street, Suite 510
                                Chicago, IL 60610
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (312) 222-9550
                           ---------------------------
                           (Issuer's Telephone Number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $0.001 par value                         39,640,532
------------------------------         -----------------------------------------
          (Class)                      Outstanding shares as of October 31, 2003

Transitional Small Business Disclosure Format (Check One): Yes |_|  No |X|

                           MOLECULAR DIAGNOSTICS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                               September 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

  a) Consolidated Balance Sheets - September 30, 2003 and
       December 31, 2002 ..................................................   3

  b) Consolidated Statements of Operations -- Three months and
       nine months ended September 30, 2003 and 2002 ......................   4

  c) Consolidated Statements of Cash Flows -- Nine months ended
       September 30, 2003 and 2002 ........................................   5

  d) Notes to Consolidated Financial Statements - September 30, 2003 ......   6

Item 2. Management's Discussion and Analysis or Plan of Operation .........  17

Item 3. Controls and Procedures ...........................................  22

PART II.-- OTHER INFORMATION

Item 1. Legal Proceedings .................................................  23

Item 2. Changes In Securities and Use of Proceeds .........................  25

Item 3. Defaults Upon Senior Securities ...................................  26

Item 4. Submission of Matters to a Vote of Security Holders ...............  26

Item 5. Other Information .................................................  26

Item 6. Exhibits and Reports on Form 8-K ..................................  26

SIGNATURES ................................................................  27

EXHIBIT INDEX .............................................................  28

Part I. -- Financial Information

Item 1.  Financial Statements

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (Formerly Ampersand Medical Corporation)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                           September 30,  December 31,
                                                                                               2003           2002
                                                                                           -------------  ------------
                                                                                           (Unaudited)
                                      Assets
   Current Assets:
   Cash and cash equivalents ..........................................................      $    124       $     42
   Accounts receivables, net of allowance for doubtful accounts of $ 65 and $ 145 at
      September 30, 2003 and December 31, 2002, respectively ..........................           335            307
   Inventories ........................................................................           181            427
   Refundable taxes ...................................................................            50             56
   Prepaid financings costs ...........................................................           326            288
   Prepaid expenses and other current assets ..........................................            35             69
                                                                                             --------       --------
              Total current assets ....................................................         1,051          1,189
Fixed Assets, net .....................................................................           477            666
Other Assets
   Licenses, patents, and technology, net of amortization .............................         7,038          7,521
   Goodwill, net of amortization ......................................................           283            283
                                                                                             --------       --------
              Total assets ............................................................      $  8,849       $  9,659
                                                                                             ========       ========

                 Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Accounts payable ...................................................................      $  5,241       $  5,202
   Customer and other deposits ........................................................            24
   Accrued payroll costs ..............................................................         2,027          1,856
   Accrued expenses ...................................................................         1,433          1,143
   Deferred revenue ...................................................................           542            630
   Revolving line of credit ...........................................................           280            207
   Due to stockholder .................................................................           140            127
   Lease obligation ...................................................................           279            279
   Notes payable--related party .......................................................           596             65
   Notes payable ......................................................................         6,358          4,585
                                                                                             --------       --------
              Total current liabilities ...............................................        16,896         14,118
Deferred revenue, less current portion ................................................            75            120
                                                                                             --------       --------
              Total liabilities .......................................................        16,971         14,238
                                                                                             --------       --------
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; shares authorized - 10,000,000; shares issued and outstanding - 2,511,621 and 2,781,024, at September 30, 2003 and December 31, 2002,
  respectively ........................................................................        12,905         16,958
Common stock, $0.001 par value; shares authorized - 100,000,000; shares issued and outstanding - 39,196,699 and 36,440,700, at September 30, 2003 and December 31, 2002,
  respectively ........................................................................            39             37
Additional paid-in-capital ............................................................        28,705         19,557
Treasury stock; 192,088 shares at September 30, 2003 and December 31, 2002 ............          (327)          (327)
Deferred compensation .................................................................            --            (11)
Accumulated deficit ...................................................................       (49,207)       (40,642)
Accumulated comprehensive loss--
         Cumulative translation adjustment ............................................          (237)          (151)
                                                                                             --------       --------
              Total stockholders' equity (deficit) ....................................        (8,122)        (4,579)
                                                                                             --------       --------
              Total liabilities and stockholders' equity (deficit) ....................      $  8,849       $  9,659
                                                                                             ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                    (Formerly Ampersand Medical Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                          For the nine Months           For the three Months
                                                          Ended September 30,           Ended September 30,
                                                       -------------------------     -------------------------
                                                          2003           2002           2003           2002
                                                       ----------     ----------     ----------     ----------
                                                              (Unaudited)                   (Unaudited)
Net revenues ......................................    $    1,280     $    1,453     $      262     $      295
Operating expenses
    Cost of revenues ..............................           667            644            159            162
    Research and development ......................           448          3,402            129            867
    Selling, general, and administrative expenses .         5,699          6,162          2,489          1,740
                                                       ----------     ----------     ----------     ----------
         Total operating expenses .................         6,814         10,208          2,777          2,769
                                                       ----------     ----------     ----------     ----------

Operating loss ....................................        (5,534)        (8,755)        (2,515)        (2,474)

Other income (expense):
    Interest (expense) -related party .............           (67)           (16)           (32)            (7)
    Interest (expense) ............................        (2,568)        (1,447)        (1,311)          (575)
    Gain on litigation settlement .................            --            151             --             --
    Other, net ....................................            47             --             41             --
                                                       ----------     ----------     ----------     ----------
         Total other income (expense) .............        (2,588)        (1,312)        (1,302)          (582)
                                                       ----------     ----------     ----------     ----------
Loss before income taxes ..........................        (8,122)       (10,067)        (3,817)        (3,056)
Income tax expense ................................            --             --             --             --
                                                       ----------     ----------     ----------     ----------

Net loss ..........................................    $   (8,122)    $  (10,067)    $   (3,817)    $   (3,056)
                                                       ==========     ==========     ==========     ==========

Preferred stock dividend ..........................        (1,113)          (996)          (361)          (582)
                                                       ----------     ----------     ----------     ----------

Net loss applicable to common stockholders ........    $   (9,235)    $  (11,063)    $   (4,178)    $   (3,638)
                                                       ==========     ==========     ==========     ==========

Basic and fully diluted net loss per common share .    $    (0.23)    $    (0.43)    $    (0.11)    $    (0.14)
                                                       ==========     ==========     ==========     ==========

Weighed average number of common shares outstanding    40,191,128     25,956,783     38,858,622     26,550,822
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

                           MOLECULAR DIAGNOSTICS, INC.
                    (Formerly Ampersand Medical Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                      --------------------
                                                                                        2003        2002
                                                                                      -------     --------
                                                                                           (Unaudited)
Operating Activities:
    Net loss .......................................................................  $(8,122)    $(10,067)
    Adjustments to reconcile net loss to net cash used for operating activities:
         Amortization of debt discount .............................................    2,139        1,162
         Depreciation and amortization .............................................      683          725
         Amortization of fees ......................................................      350           --
         Loss on sale of fixed assets ..............................................        1           --
         Fixed assets exchanged for services .......................................        8           --
         Stock, warrants, and options issued to non-employees for services .........    1,984          677
         Licensing fees recognized on preferred stock sale .........................       --         (298)
         Compensation expense related to stock appreciation rights, stock options,
              and restricted stock .................................................       12           87
         Interest expense paid with stock ..........................................       --          116
         Changes in assets and liabilities:
              Accounts receivable, net .............................................        1          124
              Inventories ..........................................................      262            4
              Refundable taxes .....................................................       11           78
              Due from (to) stockholder ............................................       13           69
              Prepaid expenses and other current assets ............................     (468)         (14)
              Accounts payable .....................................................      122        2,539
              Deposits .............................................................      (24)         (28)
              Deferred revenue .....................................................     (153)         276
              Accrued expenses .....................................................      401          829
                                                                                      -------     --------
Net cash used for operating activities                                                 (2,780)      (3,721)
                                                                                      -------     --------
Cash used in investing activities:
    Expenditures for license, patents, and technology ..............................       --           (4)
    Capital purchases ..............................................................      (18)         (88)
                                                                                      -------     --------
    Net cash used for investing activities .........................................      (18)         (92)
                                                                                      -------     --------
Cash flows from financing activities:
    Proceeds from issuance of convertible notes payable ............................    1,843        2,549
    Proceeds from issuance of senior debt note payable .............................      650
    Proceeds from issuance of convertible notes payable, related party .............    1,015           25
    Note issued in payment of an expense ...........................................      339           --
    Payment of notes payable .......................................................     (373)        (290)
    Proceeds (Payment) of revolving line of credit, net ............................       49          (64)
    Proceeds from sale of fixed assets .............................................       --           --
                                                                                      -------     --------
Net cash provided by financing activities ..........................................    2,873        2,870
                                                                                      -------     --------
Effect of exchange rate changes on cash and cash equivalents .......................        7          (80)
                                                                                      -------     --------
Net increase (decrease) in cash and cash equivalents ...............................       82       (1,023)
Cash and cash equivalents at the beginning of period ...............................       42        1,025
                                                                                      -------     --------
Cash and cash equivalents at end of period .........................................  $   124     $      2
                                                                                      =======     ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
         Interest ..................................................................  $    18     $     19
Non-cash transactions during the period for:
         Deferred financing costs ..................................................  $ 1,652     $     --
         Preferred stock and cumulative dividends converted into common stock ......  $ 4,495     $    613

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                    (Formerly Ampersand Medical Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited - September 30, 2003)

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

      Molecular Diagnostics, Inc. has another wholly owned subsidiary, Samba Technologies, Sarl ("Samba"). MDI acquired all of the assets of Samba in January 1999 from Unilog Regions, SA for approximately $500,000. Samba designs, develops, and markets web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. Samba is also developing software used in the InPath System. A majority of reported revenues prior to 2002 and since inception of Molecular Diagnostics, Inc. have been generated by Samba. Since December 20, 2002, Samba has operated under the protection of the French Commercial Court in compliance with the bankruptcy laws of France. Samba continues to maintain normal operations under the supervision of an Administrator appointed by the French Commercial Court. Samba will continue to operate under the current format until the Commercial Court approves a plan of reorganization and continuation. The Court must act by December 2003 unless an extension of time is granted. MDI has retained French legal counsel, who is working with the court and Samba management to develop a plan to submit to the courts by the end of November 2003.

      Molecular Diagnostics, Inc. is focused on the design, development and marketing of the InPath System, Samba software and related image analysis systems, including the AcCell instrument platforms. The InPath System and related products are intended to detect cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office.

      Molecular Diagnostics, Inc. has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of its plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first nine months of 2003, MDI raised a net cash investment of $1,858,200 in promissory notes and $1,000,000 in related party promissory notes. Management's continuing plans include substantial efforts to obtain additional capital. If Molecular Diagnostics, Inc. is unable to obtain adequate additional financing or generate profitable sales revenues, management may be required to curtail its product development and other activities and may be forced to cease operations.

Note 2. Basis of Presentation

      The consolidated financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position and results of operations as of and for the periods indicated. The results of operations for the nine months and three months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year or for any other period. The consolidated financial statements include Molecular Diagnostics, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

      These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Note 3. Licenses, Patents, Technology, and Goodwill
              (in thousands)

                                                    September 30,   December 31,
                                                        2003           2002
                                                      -------        -------

Licenses ..........................................    $1,029         $1,028
Patent costs ......................................       133            133
MDI Technology Agreement ..........................     7,230          7,230
Dianon Technology Agreement .......................       260            260
                                                      -------        -------
Subtotal ..........................................     8,652          8,651
Less accumulated amortization .....................    (1,614)        (1,130)
                                                      -------        -------
         Total ....................................   $ 7,038        $ 7,521
                                                      =======        =======

Goodwill ..........................................   $   283        $   283
                                                      =======        =======

         Aggregate Amortization Expense

For the nine months ended September 30, 2003 .. $484
                                                ====

Note 4. Accrued Expenses

      Accrued expenses include the following at September 30, 2003 and December 31, 2002 (in thousands):

                                                           2003            2002
                                                          ------          ------
Accrued interest .......................................  $  587          $  155
Accrued interest--related party ........................      79             111
Accrued professional fees ..............................       2             146
Accrued taxes ..........................................     444             412
Reserve for warranty ...................................      18              21
Other accrued expenses .................................     303             298
                                                          ------          ------
         Total .........................................  $1,433          $1,143
                                                          ======          ======

      MDI is delinquent in filing certain Federal and State Income Tax returns for 2002 and 2001. MDI is also delinquent in paying a portion of Federal and State employee and employer payroll taxes for 2003, 2002 and 2001.

The Company owed $736,000 and $678,000 as of September 30, 2003 and December 31, 2002, respectively, in past-due payroll taxes, including $241,000 and $250,000 respectively in assessed and estimated statutory penalties and interest. The Internal Revenue Service has filed a lien against the Company's assets to secure the unpaid payroll taxes. MDI is currently in the process of communicating through counsel with the Internal Revenue Service to resolve this matter. The amount is included in accrued payroll costs in the accompanying balance sheet. MDI is also delinquent in paying various state franchise taxes.

Note 5. Notes Payable--Related Parties

      Notes payable to related parties at September 30, 2003 and December 31, 2002 (in thousands) consisted of:

                                                                                     2003   2002
                                                                                     ----   ----
Northlea Partners, Ltd., $25,000 Promissory Note issued August 6, 2001;
    interest rate 15% per annum ...................................................  $ 25    $25
Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001;
    interest rate 9% per annum ....................................................    15     15
Northlea Partners, Ltd., $15,000 Bridge II convertible promissory note
    Issued May 1, 2003; interest rate 12% per annum; (see description under
    Bridge II notes in Note 6 - Notes payable, for other terms and conditions .....    15     --
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate
    9% per annum ..................................................................    25     25
Suzanne M. Gombrich, $1,000,000 convertible promissory note issued April 2, 2003;
    maturity date April 2, 2004 or earlier; interest rate 12% per annum;
    convertible into common stock at $0.10 per share; beneficial conversion feature valued at $970,000; 1,000,000 warrants at exercise
    price of $0.15 per share; first priority security interest in all MDI assets ..   516     --
                                                                                     ----    ---
                                                                                     $596    $65
                                                                                     ====    ===

      On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, the wife of Peter Gombrich, MDI's Chairman and CEO, in exchange for cash. The note bears interest at the rate of 12% per annum and is convertible into the common stock of MDI at a conversion price of $0.10 per share. As additional consideration, MDI granted the holder a warrant to purchase 1,000,000 shares of the common stock of MDI at an exercise price of $0.15 per share. MDI also granted the holder a first priority security interest in all of the Company's assets. The conversion price of the note was less than the market price of the common stock when the note was issued; therefore, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $970,000 using the fair value interest method. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $486,000 to reflect amortization of the discount from the time the note was issued until September 30, 2003. The initial $100,000 of cash proceeds of the note was received in March 2003 and was used to fund the cost of an option to repurchase all of its assets from Round Valley Capital, LLC. The remaining proceeds received on April 2, 2003 were used to make the $900,000 payment required to exercise the purchase option in conjunction with the final settlement of the loan with Round Valley Capital, LLC.

      See Footnote 6 - Notes Payable, regarding events of default.

      The carrying amount of notes payable - related parties approximates fair value at September 30, 2003 and December 31, 2002.

 Note 6. Notes Payable

      Notes payable to unrelated parties at September 30, 2003 and December 31, 2002 (in thousands) consisted of:

                                                                                                  2003      2002
                                                                                                 ------    ------
Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,041,066;
Bridge Warrants at an exercise price of $0.25 per share; Private Warrants
    at an exercise price equal to 150% of note conversion price ...............................  $2,125    $3,185
Bridge II Convertible Secured Promissory Notes; due July 31, 2003; interest rate
    12% per annum; convertible into common stock at $0.10 or $0.15 per share;
    beneficial conversion feature valued at $2,036,200 and $330,000 at
    September 30, 2003 and December 31, 2002, respectively;
    Bridge II warrants at an exercise price of $0.15 or $0.20 per share .......................   3,127       293
Round Valley Capital, LLC $825,500 Promissory Note, including unearned interest dated August 30,2002; interest rate 36% per annum; warrants at
    an exercise price of $0.20 per share; 711,364 shares of common stock ......................      --       300
Monsun, AS, $500,000 Promissory Note issued November 1, 2000; interest rate 15% per annum, compounded into principal amount; beneficial conversion feature valued at $125,000; 1st extension of maturity date for issuance of 100,000 warrants at an exercise price of $0.60 per share; 2nd extension of maturity date for the issuance of 200,000 warrants at an exercise price of $0.30 per share; 3rd extension of maturity date for the issuance of 200,000 warrants at an exercise price of $0.70 per share; stock issuance of 200,000 shares of common stock in lieu of default
    penalty ...................................................................................     618       552
Trek Diagnostic Systems $80,000 Promissory Note issued July 31, 2002; due in equal
    installments on September 1, 2002 and December 1, 2002 ....................................      40        40
O.P., LLC $29,390 Promissory Note issued May 12, 2003; interest at 7% per annum; monthly
    principal payment of $1,316 plus interest .................................................      24        --
Ungaretti and Harris $211,368 Secured Promissory Note issued May 8, 2003; interest at 12%
    per annum; due September 30, 2003 .........................................................     145        --
Ernst & Young $30,800 Promissory Note issued July 17, 2003; due December 31, 2003 .............      31        --
Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; interest
    rate Canadian Prime plus 6% per annum; represents a debt of AccuMed International .........      34        34
Western Economic Diversification, $221,000 Promissory Note issued June 1989; no interest;
    represents a debt of Oncometrics ..........................................................     214       182
                                                                                                 ------    ------
                                                                                                 $6,358    $4,585
                                                                                                 ======    ======

      Between March 22, 2002 and June 28, 2002, MDI issued $3,185,000 in series Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the common stock on the date of conversion. In addition, MDI issued a warrant, which entitled each holder to purchase one share of common stock, at an exercise price of $0.25 per share, for each dollar principal amount of notes. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. At the time of conversion of the note, the holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for the warrants as of June 30, 2003. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,041,666 and recorded this amount as additional interest expense during 2002. In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. The remaining $2,125,000 in principal Bridge I notes remains unconverted and outstanding at September 30, 2003. Management has extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their Convertible Promissory Notes and accrued interest into common shares at $0.15 per share. In addition, the Bridge I holders were also offered warrants to purchase one new share for every four shares acquired by the Bridge noteholder upon exercise of such holder's conversion rights under the note. As of November 10, 2003, this offer remained outstanding.

      Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. During the first nine months of 2003, MDI issued an additional $1,858,200 in principal amount of Bridge II notes. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion price of the notes issued during 2002 and those issued during the first nine months of 2003 was less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,706,200 and $330,000 at September 30, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $1,652,708 to reflect amortization of the discount during the nine months ended September 30, 2003. The Bridge II notes automatically convert into shares of Common Stock (subject to adjustments for stock splits, etc.) upon a "Qualified Financing Transaction," which means a transaction in which the Company closes a new debt or equity financing prior to the maturity date that results in net proceeds to the Company of at least four million dollars ($4,000,000). At the time MDI completes significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. In September 2003 an amendment to the Bridge II Convertible Promissory Notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture also offered an increase in the warrant coverage ratio from 25% to 33%. Subsequent to September 30, 2003, MDI issued additional notes in the Bridge II series. (See Footnote 9: Subsequent Events)

      On August 30, 2002, MDI issued a Promissory note to Round Valley Capital, LLC ("RVC") in the amount of $825,500 representing $650,000 in cash received by MDI and $175,500 in unearned interest. The note bears a calculated effective interest rate of 36% per annum and is due June 1, 2003. The note is secured by all of the assets of MDI. MDI issued a certificate representing 5,750,000 shares of the common stock of the Company to RVC as collateral for the loan and paid transaction fees including: cash payments of $147,063; 711,364 shares of common stock of MDI; and warrants to purchase 681,818 shares of common stock of MDI at an exercise price of $0.20 per share. MDI recorded the note at a value, net of unearned interest, of $650,000. A fair value of $362,795 was calculated for the shares of common stock of MDI issued to RVC using the market price of the common stock on the date the shares were issued. A fair value of $156,000 was calculated for the warrants using the Black-Scholes valuation method. The total value of the transaction fees was recorded as prepaid financing costs and is being amortized over the life of the note. During 2002, MDI made principal payments against the note of $350,000. RVC declared MDI to be in default under the terms of the note during 2002 and the parties were engaged in litigation and subsequently, settlement negotiations. On April 2, 2003, MDI paid RVC $900,000 in cash in final settlement of the loan, default penalties and to exercise its rights under the asset purchase option agreement. RVC returned the 5,750,000 shares of common stock issued as collateral under the note, 711,364 shares of common stock issued as financing fees, and warrants to purchase 531,818 shares of common stock also issued as financing fees. MDI cancelled the shares of common stock and the warrants. On February 17, 2003, MDI made additional principal payments amounting to $250,000. MDI recorded interest expense of $16,900 and financing costs, including amortization of accrued financing costs, of $1,009,000 during the six-months ended June 30, 2003.

      In July 2002, MDI agreed to settle a claim brought by Trek Diagnostic Systems, Inc. ("Trek") against AccuMed regarding breach of representation and warranties in a certain agreement under which Trek purchased the microbiology business of AccuMed in 2000. MDI issued a promissory note to Trek in the amount of $80,000, payable in two equal installments on September 1, 2002 and December 1, 2002. MDI made the first payment due on September 1, 2002. MDI did not make the second payment causing a default on the note. Trek has instituted legal action against MDI to obtain payment of the remaining amount due under the note. The unpaid portion of the note accrues interest at the rate of 8% per annum. MDI recorded interest expense related to this note of $2,665 for the nine-months ended September 30, 2003.

      Specific events of default have occurred on a significant majority of the outstanding notes payable, including the Bridge I, Bridge II and Suzanne M. Gombrich convertible promissory notes, issued by MDI, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the $618,000 Monsun AS convertible promissory note and the Trek Diagnostics $40,000 note payable, which are the subject of legal actions described in Footnote 10 - Legal Proceedings, MDI has not received any written declarations of default from holders of its outstanding notes payable.

      The carrying amounts of notes payable approximates fair value at September 30, 2003 and December 31, 2002.

Note 7.Stockholders' Equity

      Summary of the Company's preferred stock capital table as of:

                                                September 30,     December 31,
                                                    2003              2002
                                               ---------------   ---------------
                                               Shares Issued &   Shares Issued &
Offering                                         Outstanding       Outstanding
--------                                       ---------------   ---------------

Series A convertible .......................        82,655          118,092
Series B convertible, 10% cumulative .......       799,856          799,856
Series C convertible, 10% cumulative .......     1,192,833        1,258,833
Series D convertible, 10% cumulative .......       175,000          175,000
Series E convertible, 10% cumulative .......       261,277          429,243
                                                 ---------        ---------
Total Preferred Stock ......................     2,511,621        2,781,024
                                                 =========        =========

      During the first nine months of 2003 a holder converted 66,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 380,403 shares of common stock.

      In June 2003, two holders converted 35,437 shares of Series A convertible preferred stock into 15,478 shares of common stock.

      During the first nine months of 2003 several holders converted 167,966.76 shares of Series E convertible preferred stock, including cumulative dividends due thereon, into 5,133,927 shares of common stock.

      Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:      $4.50 per share
Conversion Price:       $10.3034 per share
Conversion Rate:        0.4367--Liquidation Value divided by Conversion Price
                        ($4.50/$10.3034)
Voting Rights:          None
Dividends:              None
Conversion Period:      Any time--3 years

Series B Convertible Preferred Stock

Liquidation Value:      $4.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        4.00--Liquidation Value divided by Conversion Price
                        ($4.00/$1.00)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing March 31, 2001
Conversion Period:      Any time
Cumulative dividends in arrears at September 30, 2003 were $828,851

Series C Convertible Preferred Stock

Liquidation Value:      $3.00 per share
Conversion Price:       $0.60 per share
Conversion Rate:        5.00--Liquidation Value divided by Conversion Price
                        ($3.00/$0.60)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing March 31, 2002
Conversion Period:      Any time
Cumulative dividends in arrears at September 30, 2003 were $685,307

Series D Convertible Preferred Stock

Liquidation Value:      $10.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        10.00--Liquidation Value divided by Conversion Price
                        ($10.00/$1.00)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing April 30, 2002
Conversion Period:      Any time--After April 1, 2002
Cumulative dividends in arrears at September 30, 2003 were $335,137

Series E Convertible Preferred Stock

Liquidation Value:      $22.00 per share
Conversion Price:       $0.80 per share
Conversion Rate:        27.50--Liquidation Value divided by Conversion Price
                        ($22.00/$0.80)
Voting Rights:          Equal in all respects to holders of common shares
Dividends:              10%--Quarterly--Commencing May 31, 2002
Conversion Period:      Any time--After December 1, 2002
Cumulative dividends in arrears at September 30, 2003 were $1,011,034

      Issuance of Restricted Shares for Services

      Beginning in 1999, the Company has, at various times, awarded restricted shares of common stock to non-employee consultants for services. Some of the share awards were made for past services and their value was fixed. Other share awards were made as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The final measurement date of these shares was determined to be July 2003. A fair value of these shares of $18,250 and $39,000 was calculated at September 30, 2003 and September 30, 2002, respectively, using the Black-Scholes valuation model, and the Company recorded $1,007 as additional expense and $31,000 as reduction of expense during the nine months ended September 30, 2003 and September 30, 2002, respectively.

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

      In June 2003, MDI issued 83,642 shares of common stock to a non-employee service vendor in lieu of payment for unpaid service invoices. MDI valued the shares at $12,463 which represented the amount of the unpaid invoices.

      In July 2003, MDI issued 1,375,000 shares of common stock to non-employees for past and future financing and consulting services. MDI calculated a fair value of $495,000 for these shares based on the fair market value of the shares on the date they were issued. Of the total amount $207,000 is being amortized over the life of the services contract. In August 2003, MDI issued 170,000 shares of common stock to a non-employee financial consultant for past financing services. MDI valued the shares at $51,000.

      Issuance of Warrants for Services

      On April 2, 2003, MDI issued a warrant to Suzanne M. Gombrich, an affiliate, entitling the holder to purchase 1,000,000 shares of common stock of MDI at an exercise price of $0.15 per share. The warrant was issued as additional consideration for a $1,000,000 convertible promissory note issued on the same date. MDI valued the warrants at $270,000 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      In August 2003, MDI issued 1,100,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $341,000 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      In September 2003, MDI issued 1,335,000 warrants with an exercise price of $0.20 per share to non-employee financial consultants for past financial services. MDI valued the warrants at $347,100 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      In September 2003, MDI issued 500,000 warrants with an exercise price of $0.17 per share to a non-employee consultant in lieu of payment for future services. MDI valued the warrants at $150,000 using the Black-Scholes valuation model and is amortizing the amount over the twelve month period of the consulting term.

      Application of Black-Scholes Valuation Model

      In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero for both periods, a risk-free interest rate of 4.5% and 6% for the 2003 and 2002 periods, respectively, a volatility factor of 198% and 90% for the 2003 and 2002 periods, respectively, and a fair value of the underlying common shares of closing market price on the date of the grant for both periods. The expected life equaled the term of the warrants, options, or restricted shares.

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

                                                      For the nine months ended   For the three months ended
                                                          September  30,                September  30,
                                                      -------------------------   --------------------------
                                                        2003           2002          2003          2002
                                                       -------       --------       -------       -------
                                                            (in thousands except for per share amounts)
Net loss applicable to common
    shareholders as reported ....................      $(9,235)      $(11,063)      $(4,178)      $(3,638)
Deduct: Total stock-based compensation
    expense determined under the fair value based
    method for all awards, net of related taxes .           33           (269)          (16)         (233)
                                                       -------       --------       -------       -------
Pro forma net loss applicable to
    common shareholders .........................      $(9,202)      $(11,332)      $(4,194)      $(3,871)
                                                       =======       ========       =======       =======

Basic loss per share applicable to common
    shareholders - as reported ..................      $ (0.23)      $  (0.43)      $ (0.11)      $ (0.14)
                                                       =======       ========       =======       =======
Basic loss per share applicable to
    common shareholders - pro forma .............      $ (0.23)      $  (0.44)      $ (0.11)      $ (0.15)
                                                       =======       ========       =======       =======

      The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.5% and 6% for the 2003 and 2002 periods, respectively; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of 198% and 90% for both years and a weighted average expected life of the options of 2.5 - 5 years.

      A summary of the Company's stock option activity, during the nine-month periods ended September 30, 2003 and 2002, and related information follows:

                                                                                      Option Plan Shares
                                                                                  --------------------------
                                                                                    2003             2002
                                                                                  ---------        ---------
Outstanding: December 31, 2002 and 2001, respectively ......                      3,507,517        3,792,496
    Granted through September 30, ..........................                        600,000          286,833
    Exercised through September 30, ........................                             --         (361,000)
    Forfeited - assumed in acquisition through September 30,                        (17,035)        (311,220)
    Forfeited through September 30, ........................                       (353,500)        (289,000)
                                                                                  ---------        ---------
Outstanding: September 30, 2003 and 2002, respectively .....                      3,736,982        3,118,109
                                                                                  =========        =========
Exercisable at September 30, 2003 ..........................      2,643,314
                                                                  =========

Note 9.Subsequent Events

      Bridge II Financing

      Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. The notes bear interest at 12 % per annum payable at maturity date in kind in the form of shares of common stock and were due July 31, 2003. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. MDI granted each note holder the right to receive a private warrant to purchase one share of the common stock of MDI for each dollar of principal amount of notes held at an exercise price of $0.15 per share. The warrants are not issueable until such time as MDI completes significant additional financing plans. MDI granted a junior security position in all of the Company's assets to the holders of the Bridge II convertible promissory notes. The Bridge II notes automatically convert into shares of Common Stock (subject to adjustments for stock splits, etc.) upon a "Qualified Financing Transaction," which means a transaction in which the Company closes a new debt or equity financing prior to the maturity date that results in net proceeds to the Company of at least four million dollars ($4,000,000). Through September 30, 2003, MDI issued $1,858,200 in principal amount of Bridge II convertible promissory notes in exchange for cash. Between October 1, 2003 and November 10, 2003, MDI issued an additional $122,000 in principal amount of Bridge II convertible promissory notes in exchange for cash. In September 2003 an amendment to the Bridge II Convertible Promissory Notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture offered an increase in the warrant coverage ratio from 25% to 33%.

      Warrants

      On July 18, 2003, Mr. Milley, a director, Azimuth Corporation and Cadmus Corporation, agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which entitled the holders to purchase a total of 3,125,000 shares of common stock at various exercise prices between $0.01 and $1.25 per share. The warrants, issued between

December 1999 and August 2001, contained anti-dilution clauses which required MDI to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 1,500,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company's issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties' agreement to cancel these warrants, including their individual anti-dilution clauses, and the forgiveness of approximately $120,000 currently owing to Azimuth and Cadmus, MDI agreed to issue a new five-year warrant entitling the holders to purchase 6,500,000 shares of common stock at an exercise price of $0.30 per share. MDI also agreed to issue a 120- day warrant entitling the holder to purchase 500,000 shares of common stock at an exercise price of $0.30. Management believes that the Company will derive significant additional benefits in the future as a result of the elimination of the anti dilution provisions in the original warrants. Although an agreement has been reached in principal between the parties, no definitive agreement has yet been signed. MDI is currently awaiting receipt of final signed documents.

Note 10. Legal Proceedings

      On July 31, 2002, MDI entered into a settlement and mutual release agreement with Trek Diagnostic Systems, Inc. ("Trek") related to a claim of breach of representations and warranties included in an agreement under which AccuMed sold its microbiology business and related assets to Trek in 1999. Under the settlement agreement, MDI executed an $80,000 promissory note in favor of Trek. The note required principal payments of $40,000 each on September 1 and December 1, 2002. MDI made the initial payment and Trek filed suit against MDI (Court of Common Pleas Cuyahoga County, Ohio (Case No. CV 03 492582)) on January 23, 2003 to collect the remaining $40,000 plus interest at 8% per annum and legal and other costs. At December 31, 2002, MDI accrued the remaining amount due on the note. On April 18th, 2003, judgment was entered against MDI in the amount of $40,000 plus interest. On November 5, 2003 Trek took $25,692.36 against the $40,000.00 via a court judgment from the MDI bank account. Management is currently negotiating with Trek on the balance to resolve this matter.

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

      On January 2, 2003, Bowne of Chicago, Inc. ("Bowne") filed suit against MDI (Circuit Court of Cook County, County Department-Law Division (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided to MDI by Bowne during the period October 25, 2001 through November 7, 2002. While MDI is actively defending itself against the suit claiming the charges for printing services provided during the period mentioned above were excessive, management has taken a conservative position and recorded the entire amount of the Bowne invoices as outstanding accounts payable on the records of MDI. As of December 31, 2002 and September 30, 2003, management and its counsel are unable to determine what the outcome of this litigation might be.

      On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, MDI's Chairman and CEO, (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03C 0184)) claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich, on behalf of MDI, in relation to Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of MDI's common stock at various prices. In November 2002, the Board of Directors approved the issuance of 200,000 shares of MDI's common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of MDI's common stock, however, in order to comply with securities laws, MDI issued the shares of its common stock to Monsun with a restrictive legend which permits their sale only in compliance with Rule 144 of the Securities Exchange Act. MDI has recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2002 as a note payable on its records. Since Mr. Gombrich's potential liability under the suit, including the failure to deliver registered shares of MDI's common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. MDI has presented a settlement proposal. Monsun and the company's counsel continue to discuss a settlement proposal, and management and counsel are unable to determine the result of this pending litigation. As of November 2003 Monsun and MDI have reached a settlement agreement regarding the 200,000 restricted shares delivered.

      MDI is a defendant in several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims.

      MDI is a defendant in several legal actions brought by former employees seeking to collect amounts due for unpaid wages. MDI has recorded the amounts due in its records and is attempting to settle these actions and in some cases it is contesting such actions.

     In May 2003, the Company, together with its subsidiaries, AccuMed International, Inc. ("AccuMed") and Oncometrics Imaging Corporation ("Oncometrics"), filed suit against Norman Pressman (Case No. 03 CH 08532 (Circuit Court of Cook County, Illinois)). The suit arises out of two license agreements between AccuMed, Oncometrics and MonoGen in which certain intellectual property was transferred from AccuMed and Oncometrics to MonoGen for $500,000 (the "Agreements"). At the time of the Agreements, the Company had not yet acquired AccuMed and Oncometrics. The technology, which was the subject of the Agreements, had been licensed to Oncometrics by the British Columbia Cancer Agency ("BCCA") pursuant to a written license agreement. Pressman was the President of AccuMed and Oncometrics when the Agreements were negotiated and executed. As soon as the Agreements were signed, Pressman took a position with MonoGen. The Complaint alleges that the technology was transferred at a below market price. In addition, the Complaint also asserts that AccuMed and Oncometrics may not have obtained the requisite approval from BCCA to transfer the technology to MonoGen pursuant to the Agreements.

     The Complaint contains claims against Pressman for breach of fiduciary duty and fraud. To the extent that the requisite approval from BCCA was not obtained, Pressman breached his fiduciary duty to AccuMed and Oncometrics by failing to obtain that approval, and falsely representing that he had in fact obtained the requisite approval. Pressman breached his fiduciary duty further by failing to negotiate an arms length transaction with MonoGen. The Complaint also asserts claims against for Pressman for breaches of fiduciary duty to AccuMed and Oncometrics, fraud in the inducement and tortuous interference with prospective economic advantage.

      The Company's claims against MonoGen have been dismissed from this action and consolidated in a separate arbitration proceeding involving the Company and MonoGen. The Company's claims against Pressman remain pending in this action. In June 2003, the Court dismissed the Company's request for an injunction. The denial of injunctive relief does not affect the Company's rights to pursue permanent injunctive relief at the conclusion of the case, if such relief is warranted. A second amended broader complaint was filed against Pressman on November 14, 2003. The Company, as of November 19, 2003 has sent termination notices on all licenses to MonoGen and has advised BCCA of its plan to settle the dispute directly with the BCCA. The failure to negotiate a favorable settlement could have a material adverse effect on certain aspects of MDI's business.

     On April 14th the Company received a lawsuit from the licensor Dr. Bruce Patterson, Dr. Bruce Patterson, M.D., Ph.D, under the License and Development Agreement covering certain HPV technology, which forms the basis for our In-Cell HPV test, indicating that the licensor intended to terminate the license in accordance with a specific clause of the license, which permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all of our assets and that such assets are pledged as security under debt instruments and that such pledges are not included under events which would permit the licensor to terminate the license. We, and our counsel, believe that MDI would prevail should the licensor attempt to pursue a termination action. We are also engaged in a dispute with the licensor over completion of the third milestone of the license under which completion requires process and procedure verification by an independent third party. This verification requirement has not been satisfied as yet. The parties are in settlement discussions.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

      Application of Black-Scholes Valuation Model. In applying the Black-Scholes valuation model, we have used an expected dividend yield of zero, a risk-free interest rate of 4.5% and 6% for 2003 and 2002, respectively, a volatility factor of 198% and 90% for 2003 and 2002, respectively, and the closing market price of the underlying common stock on the date of the grant. There were 600,000 in option grants during the first nine months of 2003. The expected life equaled the term of the warrants, options, or restricted shares.

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

Results of Operations

      Revenue

      Our revenue for the nine-month period ended September 30, 2003 totaled $1,280,000, representing a decrease of $173,000, or 11.9%, over revenue of $1,453,000 for the nine-month period ended September 30, 2002. The 2003 comparative revenue decrease results primarily from one-time revenue recognition during the first quarter of 2002 of $298,000 from the sale of a three-year irrevocable, worldwide, royalty-free license for full access to Samba's image analysis software and development tools to Ventana Medical Systems, Inc. The remaining increase represents gains in new customer AcCell instrument sales and installations.

      Revenue of $262,000 for the three months ended September 30, 2003 represented a decrease of $33,000, or 11.2%, over revenue for the same period in 2002. This resulted from a decrease in MDI instrument related revenues. Revenues from our European subsidiary, Samba, are derived from the sale of proprietary Telemedicine software and software consulting services. Samba conducts its operations in local currency, the Euro. We convert the local currency into U.S. Dollars for consolidated reporting purposes. Samba's revenue recognition is also subject to the timing of receipt and completion of customer contracts from period to period. We may experience quarter-to-quarter and year-to-year variability in revenues as a result of these contract-timing issues until we begin to market some or all of our other products.

      Operating

      Cost of Revenues

      Cost of revenues for the nine months ended September 30, 2003 totaled $667,000, an increase of $23,000 from the same period in 2002. No cost of revenues attributable to the Ventana license sale was recorded since related research and development costs related thereto were expensed as incurred in prior years.

      Cost of revenues for the three months ended September 30, 2003 totaled $159,000, a decrease of $3,000 or 1.9%, from the same period in 2002. The decrease was the result of a reduction in MDI instruments sold during the period.

      Research and Development

      We devote a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

      R&D expenses decreased $2,954,000 and $738,000 for the nine-month and three-month periods ended September 30, 2003 to $448,000 and $129,000, a decrease of 86.8% and 85.1%, respectively, over the comparable prior year periods. These reductions were the result of reduced operating capacity due to capital and liquidity constraints. R&D expenses consist of the following:

      o costs related to specific development programs with scientists and researchers at universities and hospitals;

      o full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System;

      o payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace;

      o instrumentation, disposables, clinical consumables, clinical supplies and regulatory costs to develop clinical trial reference laboratories and to recruit and test patients in support of our various Food and Drug Administration ("FDA") clinical trials, and

      o payroll-related costs for in-house engineering, scientific, laboratory, and software development activities; and research management staff.

      Selling, General and Administrative

      Selling, general and administrative expenses ("SG&A") decreased $463,000 and increased $749,000 for the nine-month and three-month periods ended September 30, 2003 to $5,699,000 and $2,489,000, a decrease of 7.5% and increase of 43.0% over the same periods ended September 30, 2002, respectively. This decrease is the result of reduced operating capacity due to capital and liquidity constraints, and a reduction in legal expenses due to the one-time recording of $675,000 in legal costs related to a litigation settlement during the first quarter of 2002. The increase in the expenses for the three-month period is related primarily to an increase of $1,299,000 in financing costs to raise capital

      Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal and accounting and consulting services, travel costs, printing costs, fees for public and/or investor relations services, insurance premiums, facilities and office expenses, marketing related costs, and amortization/depreciation charges, many of which showed significant declines due to the reduction in overall operations, which began during the last quarter of 2002.

      Other Income and Expense

      Interest Expense

      Interest expense, including interest expense to related parties, increased $1,172,000 and $761,000 for the nine-month and three-month periods ended September 30, 2003 to $2,635,000 and $1,343,00, an increase of 80.1% and 130.8%
over the same periods ended September 30, 2002, respectively. This increase was mainly related to the issuance of the interest bearing Bridge I and Bridge II convertible promissory notes. Bridge I convertible promissory notes, in principal amounts totaling $2,125,000 and issued between March 22, 2002 and June 25, 2003, and Bridge II convertible promissory notes, in principal amounts totaling $3,468,200, and issued between October 29, 2002 and September 30, 2003 were outstanding for all or some of the nine months ended September 30, 2003. See further discussion in the preceding Notes To Consolidated Financial Statements -- Note 6. Also, accrued interest expense resulting from related party convertible notes payable is included in interest expense -- related party.

      Other Income and Expense, Net

      For the nine months ended September 30, 2002, we recorded a $150,000 gain from the settlement of the SpectRx litigation during the first quarter 2002. Related SpectRx settlement legal expenses are included in selling, general and administrative expenses for the period ended September 30, 2002. Other Income for the nine months ended September 30, 2003 totaled $47,000 and relates to vendor restructuring settlements during the period.

      Net Loss

      The net loss for the nine-month and three-month period ended September 30, 2003 before preferred dividends totaled $8,122,000 and $3,817,000 compared with $10,067,000 and $3,056,000 for the same periods in 2002, a decrease of $1,945,000 and a increase of $761,000 or a decrease of 19.3% and a increase of 24.9%, respectively. The decrease for the nine-month period was primarily the result of reduced operating capacity due to capital and liquidity constraints. The increase for the three-month period was primarily the result of an increase in financing costs. In addition, cumulative dividends on the outstanding Series B convertible preferred stock through Series E convertible preferred stock totaled $1,113,000 and $361,000 for the nine-month and three-month periods ended September 30, 2003 compared with $996,000 and $582,000 for the same periods in 2002, respectively. The combined net loss applicable to common stockholders for the nine and three-month periods ended September 30, 2003 of $9,235,000 and $4,178,000 or $0.23 and $0.11 per share, on 40,191,128 and 38,858,622 weighted average common shares outstanding, respectively, compared with the net loss and net loss available to common stockholders for the nine and three-month periods ended September 30, 2002 of $11,063,000 and $3,638,000 or $0.43 and $0.14 per
share, on 25,956,783 and 26,550,822 weighted average common shares outstanding.

      At September 30, 2003, cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock totaled $2,860,329.

      The weighted average shares outstanding during the quarter ended September 30, 2003 reflect the conversion of Series B, Series C, and Series E convertible preferred stock during 2002 and Series A, Series C, and Series E convertible preferred shares during the nine months ended September 30, 2003. It also reflects, 5,750,000 shares of common stock issued to RVC as additional loan collateral in September 2002. The shares were returned to MDI and cancelled in June 2003.

Liquidity and Capital Resources

      R&D, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $2,788,000 and $3,721,000 for the nine months ended September 30, 2003 and 2002, respectively, in operating activities.

      At September 30, 2003 we had cash on hand of $124,000, an increase of $82,000 compared to the $42,000 cash on hand at December 31, 2002. This increase can be attributed to new capital funding from Bridge II notes issued during the period and improved collection of Samba receivables offset by current operating expenses and payments of certain liabiliites.

      During the first quarter of 2003, we issued $350,000 in Bridge II convertible notes in exchange for cash. The notes were issued under the same terms as all other previous Bridge II notes. We used $250,000 of the proceeds to make principal and interest payments on the RVC loan. During the second quarter of 2003, we issued an additional $791,100 in Bridge II convertible notes in exchange for cash or services. A Bridge II note in the amount of $15,000 was issued to Northlea Partners, Ltd. on May 1, 2003. Dr. John Abeles, one of our directors, serves as the managing partner of Northlea Partners, Ltd. The note was issued under the same terms and conditions as all other Bridge II notes. We used the proceeds of the notes issued during the second quarter to meet current operating needs and to make payments to our previous independent auditors for past services and to our current independent auditors for services related to the audit of our financial statements for the year ended December 31, 2002 and the preparation of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission at the end of the second quarter of 2003. During the third quarter of 2003, we issued an additional $717,100 in Bridge II convertible notes in exchange for cash or services. We used the proceeds of the notes issued during the third quarter to meet current operating needs and to pay some vendor past due amounts and settlements.

      During the first quarter of 2003, Mr. Gombrich, our Chairman and CEO, loaned the Company an additional $115,000 to meet some of our operating needs and was owed $242,000 at the end of the quarter. During the second quarter of 2003, Mr. Gombrich loaned an additional amount of $20,000 and was repaid $101,000 with an ending loan balance of $141,000. During the third quarter of 2003, Mr. Gombrich advanced an additional amount of $103,000 in expenses and was repaid $104,000 with an ending balance of $140,000.

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

      Our capital expenditures were approximately $18,000 for the nine months ended September 30, 2003, a reduction of $70,000, or 79.5% from the prior year period's $88,000. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. The decrease in 2003 capital expenditures resulted from a reduction of laboratory and computer equipment and software purchases in support of our product development and research efforts in order to conserve cash through our private placement and bridge financings.

      Specific events of default have occurred on a significant majority of our outstanding notes payable, including $2,125,000 of Bridge I convertible promissory notes, $3,468,200 of Bridge II convertible promissory notes and the $1,000,000 Suzanne M. Gombrich convertible promissory note, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify us in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that we would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the $618,000 Monsun AS convertible promissory note and the $40,000 Trek Diagnostics note payable, which are the subject of legal actions described in Footnote 10 - Legal Proceedings, we have not received any written declarations of default from holders of our outstanding notes payable.

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

ITEM 3.   CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer have concluded, based upon their evaluation as of September 30, 2003, that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by MDI in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


         There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation. There were no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action.

Part II. Other Information

Item 1. Legal Proceedings

      On July 31, 2002, MDI entered into a settlement and mutual release agreement with Trek Diagnostic Systems, Inc. ("Trek") related to a claim of breach of representations and warranties included in an agreement under which AccuMed sold its microbiology business and related assets to Trek in 1999. Under the settlement agreement, MDI executed an $80,000 promissory note in favor of Trek. The note required principal payments of $40,000 each on September 1 and December 1, 2002. MDI made the initial payment and Trek filed suit against MDI (Court of Common Pleas Cuyahoga County, Ohio (Case No. CV 03 492582)) on January 23, 2003 to collect the remaining $40,000 plus interest at 8% per annum and legal and other costs. At December 31, 2002, MDI accrued the remaining amount due on the note. On April 18, 2003, judgment was entered against MDI in the amount of $40,000 plus interest. On November 5, 2003, Trek, without the Company's knowledge or consent, seized $25,692.36, of the $40,000.00 owed via a court judgment, from MDI's bank account. Management is currently negotiating with Trek to resolve this matter.

      On March 28, 2003, The Cleveland Clinic Foundation ("Clinic") filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by the Clinic in the Peoples Republic of China ("China Study") on behalf of MDI. At December 31, 2002, MDI recorded the full amount owing to the Clinic as a liability in its accounts. On August 11, 2003, MDI and the Clinic entered into a Settlement Agreement and Mutual Release. MDI agrees to pay the sum of $240,000 to the Clinic upon return of MDI's instruments and computer equipment used in the China Study and MDI's successful ability to access available and uncorrupted clinical trial data contained therein. If the China Study data is available, the Clinic agrees to provide all hard copy documentation related to the China Study and to complete a review and analysis of the data in a timely manner. If the data is not available, MDI will not make the aforementioned payment and the lawsuit will go forward. If the lawsuit proceeds, the Company intends to actively defend itself based on the Clinic's failure to deliver the data required under the original China Study agreement.

      On January 2, 2003, Bowne of Chicago, Inc. ("Bowne") filed suit against MDI (Circuit Court of Cook County, County Department-Law Division (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided to MDI by Bowne during the period October 25, 2001 through November 7, 2002. While MDI is actively defending itself against the suit claiming the charges for printing services provided during the period mentioned above were excessive, management has taken a conservative position and recorded the entire amount of the Bowne invoices as outstanding accounts payable on the records of MDI. As of December 31, 2002 and September 30, 2003, management and its counsel are unable to determine what the outcome of this litigation might be.

      On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, MDI's Chairman and CEO, (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03C 0184)) claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich, on behalf of MDI, in relation to Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of MDI's common stock at various prices. In November 2002, the Board of Directors approved the issuance of 200,000 shares of MDI's common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of MDI's common stock, however, in order to comply with securities laws, MDI issued the shares of its common stock to Monsun with a restrictive legend, which permits their sale only in compliance with Rule 144 of the Securities Act of 1933, as amended. MDI has recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2002 as a note payable on its records. Since Mr. Gombrich's potential liability under the suit, including the failure to deliver registered shares of MDI's common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. Monsun and the company's counsel continue to discuss a settlement proposal, and management and counsel are unable to determine the result of this pending litigation. As of November 2003, Monsun and MDI have reached a settlement agreement regarding the 200,000 restricted shares delivered.

      MDI is a defendant in several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims.

      MDI is a defendant in several legal actions brought by former employees seeking to collect amounts due for unpaid wages. MDI has recorded the amounts due in its records and is attempting to settle these actions and in some cases it is contesting such actions.

     In May 2003, the Company, together with its subsidiaries, AccuMed International, Inc. ("AccuMed") and Oncometrics Imaging Corporation ("Oncometrics"), filed suit against Norman Pressman (Case No. 03 CH 08532 (Circuit Court of Cook County, Illinois)). The suit arises out of two license agreements between AccuMed, Oncometrics and MonoGen in which certain intellectual property was transferred from AccuMed and Oncometrics to MonoGen for $500,000 (the "Agreements"). At the time of the Agreements, the Company had not yet acquired AccuMed and Oncometrics. The technology, which was the subject of the Agreements, had been licensed to Oncometrics by the British Columbia Cancer Agency ("BCCA") pursuant to a written license agreement. Pressman was the President of AccuMed and Oncometrics when the Agreements were negotiated and executed. As soon as the Agreements were signed, Pressman took a position with MonoGen. The Complaint alleges that the technology was transferred at a below market price. In addition, the Complaint also asserts that AccuMed and Oncometrics may not have obtained the requisite approval from BCCA to transfer the technology to MonoGen pursuant to the Agreements.

      The Complaint contains claims against Pressman for breach of fiduciary duty and fraud. To the extent that the requisite approval from BCCA was not obtained, Pressman may have breached his fiduciary duty to AccuMed and Oncometrics by failing to obtain that approval, and falsely representing that he had in fact obtained the requisite approval. Pressman may have breached his fiduciary duty further by failing to negotiate an arms length transaction with MonoGen. The Complaint also asserts claims against MonoGen for aiding and abetting Pressman's breaches of fiduciary duty to AccuMed and Oncometrics, fraud in the inducement and tortuous interference with prospective economic advantage.

      The Company's claims against MonoGen have been dismissed from this action and consolidated in a separate arbitration proceeding involving the Company and MonoGen. The Company's claims against Pressman remain pending in this action. In June 2003, the Court dismissed the Company's request for an injunction. The denial of injunctive relief does not affect the Company's rights to pursue permanent injunctive relief at the conclusion of the case, if such relief is warranted. A second amended broader complaint was filed against Pressman on November 14, 2003. The Company, as of November 19, 2003 has sent termination notices on all licenses to MonoGen and has advised BCCA of its plan to settle the dispute directly with the BCCA. The failure to negotiate a favorable settlement could have a material adverse effect on certain aspects of MDI's business.

     On April 14th the Company received a lawsuit from the licensor Dr. Bruce Patterson, which has licensed the Company certain HPV technology under the License and Development Agreement, which forms the basis for our In-Cell HPV test. Such notification indicated that the licensor intended to terminate the license in accordance with a specific clause of the license, which permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all of our assets and that such assets are pledged as security under debt instruments and that such pledges are not included under events which would permit the licensor to terminate the license. We, and our counsel, believe that MDI would prevail should the licensor attempt to pursue a termination action. We are also engaged in a dispute with the licensor over completion of the third milestone of the license under which the licensor is required to complete process and procedure verification by an independent third party. This verification requirement has not been satisfied as yet. The parties are in settlement discussions.

Item 2. Changes in Securities and Use of Proceeds

      Beginning in October 2002, we began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. We issued $550,000 in Bridge II notes as of December 31, 2002. During the first nine months of 2003, we issued an additional $2,918,200 in principal amount of Bridge II notes. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of our common stock. We granted the holders a junior security position in all of our assets. The notes are convertible at any time into our common stock. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion price of the notes issued during 2002 and those issued during the first nine months of 2003 was less than the market price of the common stock when the notes were issued; therefore, the holder is considered to have a beneficial conversion feature. We determined the value of the beneficial conversion feature to be $2,051,200 and $330,000 at September 30, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. We recorded additional interest expense of $1,652,708 to reflect amortization of the discount for the nine months ended September 30, 2003. At the time we complete significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of our common stock for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. Subsequent to September 30, 2003, we issued additional notes in the Bridge II series. In September 2003 an amendment to the Bridge II Convertible Promissory Notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture offered an increase in the warrant coverage ratio from 25% to 33%. (See Footnote 9: Subsequent Events)

      In June 2003, MDI issued 83,642 shares of restricted common stock in lieu of unpaid invoices for services owing to a non-employee vendor. MDI valued the shares at $12,463, which represented the amount of the unpaid invoices.

      In July 2003, MDI issued 1,375,000 shares of common stock to non-employees for past and future financing and consulting services. MDI calculated a fair value of $495,000 for these shares based on the fair market value of the shares on the date they were paid. Of the total amount $207,000 is being amortized over the life of the services contract. In August 2003, MDI issued 107,000 shares of common stock to a non-employee financial consultant for past financing services. MDI valued the shares at $51,000.

      The above issuances are deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to our Securities and Exchange Commission filings.

Item 3. Defaults upon Senior Securities

      MDI has failed to make the required principal and interest payments, constituting events of default, on the following notes payable:

      o     $2,125,000 in Bridge I convertible promissory notes;
      o     $3,468,200 in Bridge II convertible promissory notes;
      o     $618,000 Monsun AS convertible promissory note;
      o     $211,368 Ungaretti & Harris secured promissory note; and
      o     $40,000 Trek Diagnostics note payable

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number                            Description
-------                           -----------

4.40 Form of common stock purchase warrant issued to Dan Burns on August 20, 2003 representing the right to purchase 1,100,000 shares of common stock of the Company in connection with raising capital for the Company.

4.41 Form of common stock purchase warrant issued to Dan Burns on September 16, 2003 representing the right to purchase 935,000 shares of common stock of the Company in connection with raising capital for the Company.

4.42 Form of common stock purchase warrant issued to David Weissberg on September 16, 2003 representing the right to purchase 400,000 shares of common stock of the Company in connection with raising capital for the Company.

4.43 Form of common stock purchase warrant issued to Reid Jilek on September 2, 2003 representing the right to purchase 500,000 shares of common stock of the Company in connection with raising capital for the Company.

10.47 Amendment No.1 to the 12% Convertible Secured Promissory Note issued in connection with certain Bridge Financing in October 2002.

10.48 Amendment No. 1 to the Indenture issued in connection with certain Bridge Financing in October 2002

10.49 Form of consulting agreement with Dan Burns and Eugene Martineau for the purpose of assisting the Company in certain investor relations and other financial aspects of the Company.

10.50 Form of consulting agreement with Dr. Reid Jilek for the purpose of assisting the Company with Joint Ventures, licensing agreements, contracts, and equity and strategic funding sources.

31.1     Section 302 certification by principal executive officer.

31.2     Section 302 certification by principal financial officer.

32.1     Section 906 certification by principal executive officer.

32.2     Section 906 certification by principal financial officer.

      (b) Reports on Form 8-K

      None

                                   Signatures

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Molecular Diagnostics, Inc.


                                         /s/ Peter P. Gombrich
                                         ---------------------------------------
                                         Peter P. Gombrich
                                         Chairman and Chief Executive Officer


                                         /s/ Dennis L. Bergquist
                                         ---------------------------------------
                                         Dennis L. Bergquist
                                         Chief Financial Officer

Date: November 19, 2003

                                  EXHIBIT INDEX