Form 10QSB/A
period 2003-09-30
MOLECULAR DIAGNOSTICS INC
filed 2003-11-21
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

Note 10. Legal Proceedings

       On July 31, 2002, MDI entered into a settlement and mutual release agreement with Trek Diagnostic Systems, Inc. ("Trek") related to a claim of breach of representations and warranties included in an agreement under which AccuMed sold its microbiology business and related assets to Trek in 1999. Under the settlement agreement, MDI executed an $80,000 promissory note in favor of Trek. The note required principal payments of $40,000 each on September 1 and December 1, 2002. MDI made the initial payment and Trek filed suit against MDI (Court of Common Pleas Cuyahoga County, Ohio (Case No. CV 03 492582)) on January 23, 2003 to collect the remaining $40,000 plus interest at 8% per annum and legal and other costs. At December 31, 2002, MDI accrued the remaining amount due on the note. On April 18, 2003, judgment was entered against MDI in the amount of $40,000 plus interest. On November 5, 2003, the Circuit Court of Cook County ordered that MDI's bank turn over to TREK $25,692.36, which had been residing in that bank account. Management is currently negotiating with Trek on the balance to resolve this matter.

       On March 28, 2003 The Cleveland Clinic Foundation ("Clinic") filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by the Clinic in the Peoples Republic of China ("China Study") on behalf of MDI. On December 31, 2002, MDI recorded the full amount owing to the Clinic as a liability in its accounts. On October 22, 2003, MDI and the Clinic entered into a Revised Settlement Agreement and Mutual Release. MDI agreed to pay the sum of $240,000 to the Clinic which will be held in escrow pending the return of MDI's instruments and computer equipment used in the China Study and MDI's successful ability to access available and uncorrupted clinical trial data contained therein. If the China Study data is available, the Clinic agrees to provide all hard copy documentation related to the China Study and to complete a review and analysis of the data in a timely manner. If the data is not available, MDI's payments will be returned to MDI and the lawsuit will go forward. At that point MDI will actively defend itself based on the Clinic's failure to deliver the data required under the original China Study agreement.

       On January 2, 2003, Bowne of Chicago, Inc. ("Bowne") filed suit against MDI (Circuit Court of Cook County, Illinois (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and costs, related to financial printing service fees provided to MDI by Bowne during the period October 25, 2001 through November 7, 2002. While MDI is actively defending itself against the suit claiming the charges for printing services provided during the period mentioned above were excessive, management has taken a conservative position and recorded the entire amount of the Bowne invoices as outstanding accounts payable on the records of MDI. As of December 31, 2002 and September 30, 2003, management and its counsel are unable to determine what the outcome of this litigation might be.

       On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, MDI's Chairman and CEO, (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03C 0184)) claiming damages in excess of $500,000 plus attorneys' fees and costs, and alleging breach of a Guaranty Agreement and a Letter Agreement signed by Mr. Gombrich in conjunction with Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. Monsun claims that Mr. Gombrich is obligated under the Guaranty Agreement to pay all monies owed by MDI under the convertible promissory note. MDI has recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2002 as a note payable on its records. Regarding the Letter Agreement, Monsun claims that Mr. Gombrich was obligated to transfer to Monsun 200,000 registered shares of common stock of MDI held by Mr. Gombrich. Since Mr. Gombrich's potential liability in the suit, including delivery of 200,000 registered shares of MDI's common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the Guaranty Agreement and Letter Agreement, including legal costs. Regarding the claim for breach of the Guaranty Agreement, counsel for Mr. Gombrich has presented a settlement proposal. Monsun, counsel for Mr. Gombrich and the Company's counsel continue to discuss a settlement proposal, and management and counsel are unable to determine the result of this claim. With respect to the claim for breach of the Letter Agreement, on November 2003 Monsun and Mr. Gombrich reached a settlement agreement. In November 2002 and prior to the litigation, the Board of Directors approved the issuance of 200,000 shares of MDI's common stock to Monsun to satisfy Mr. Gombrich's alleged obligation under the Letter Agreement. The terms of the Letter Agreement stated that Monsun was to ultimately receive registered shares of MDI's common stock. However, MDI issued the shares of its common stock to Monsun with a restrictive legend which permits their sale only in compliance with Rule 144 of the Securities Act of 1933, as amended. Under the terms of the settlement agreement, Gombrich and/or MDI must either register the 200,000 shares previously transferred to Monsun or transfer 200,000 registered shares to Monsun on or before March 31, 2004. If Mr. Gombrich or MDI transfer additional shares, Monsun is required to return the previously transferred shares.

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

       In May 2003, the Company, together with its subsidiaries, AccuMed International, Inc. ("Accumed") and Oncometrics Imaging Corp. ("Oncometrics"), filed suit against MonoGen, Inc. ("MonoGen") and Norman J. Pressman, Docket No. 03 CH 08532 (Circuit Court of Cook County, Illinois). This suit arose out of two license agreements, one between AccuMed and MonoGen, and the other between Oncometrics and MonoGen, in which the rights to limited use of certain intellectual property were granted to MonoGen in return for one-time license fee payments totaling $500,000 (the "Agreements"). At the time that the Agreements were entered into, the Company had not yet acquired AccuMed and Oncometrics. A portion of the intellectual property subject to the Agreements had originally been licensed from the British Columbia Cancer Agency ("BCCA"). Pressman was the President of AccuMed and Oncometrics when the Agreements were negotiated and executed. Shortly after the Agreements were signed, Pressman became President of MonoGen. The Complaint filed in this case alleged that certain rights to the subject intellectual property were transferred to MonoGen at a below-market price. The Complaint also asserted that AccuMed and Oncometrics may not have obtained the requisite consent of BCCA to the Agreements. The Complaint also claims that, to the extent BCCA's consent was required, Pressman breached his fiduciary duties to AccuMed and Oncometrics by failing to obtain such consent, and also by negotiating below-market license fees with his future employer.

       The Company's claims against MonoGen were dismissed from this action. However, the Company's claims against Pressman remain pending. In June 2003, the Court dismissed the Company's request for an injunction against the defendants. This denial does not affect the Company's rights to pursue permanent injuntive relief at the conclusion of the case, if such is warranted. A Second Amended Verified Complaint was filed in this case on November 14, 2003. On November 20, 2003, AccuMed and Oncometrics sent termination notices to MonoGen with respect to the licenses previously granted by them to MonoGen. At the same time, the Company advised BCCA of its plan to settle directly with BCCA any differences it may have with BCCA in regard to the MonoGen licenses. The failure of the Company to negotiate a favorable settlement with BCCA in regard to any such differences could have adverse effect on certain limited aspects of the Company's business.

       On April 14, 2003, the Company received a notification from the attorney for Dr. Bruce Patterson, M.D., Ph.D, a licensor of the Company under the License and Development Agreement covering certain HPV technology, which forms the basis for our In-Cell HPV test, indicating that the licensor intended to terminate the license in accordance with a specific clause of the license, which permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all of our assets and that such assets are pledged as security under debt instruments and that such pledges are not included under events which would permit the licensor to terminate the license. We, and our counsel, believe that MDI would prevail should the licensor attempt to pursue a termination action. We are also engaged in a dispute with the licensor over completion of the third milestone of the license under which completion requires process and procedure verification by an independent third party. This verification requirement has not been satisfied as yet. On July 2, 2003, the licensor and his business, Inviron, Inc., filed suit against MDI (Circuit Court of Cook County, Illinois (Case No. 03 L007995)), claiming a total of $143,556.97 due under two separate contracts. The parties are in settlement discussions to resolve all outstanding issues.

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

Part II. Other Information

Item 1. Legal Proceedings

       On July 31, 2002, MDI entered into a settlement and mutual release agreement with Trek Diagnostic Systems, Inc. ("Trek") related to a claim of breach of representations and warranties included in an agreement under which AccuMed sold its microbiology business and related assets to Trek in 1999. Under the settlement agreement, MDI executed an $80,000 promissory note in favor of Trek. The note required principal payments of $40,000 each on September 1 and December 1, 2002. MDI made the initial payment and Trek filed suit against MDI (Court of Common Pleas Cuyahoga County, Ohio (Case No. CV 03 492582)) on January 23, 2003 to collect the remaining $40,000 plus interest at 8% per annum and legal and other costs. At December 31, 2002, MDI accrued the remaining amount due on the note. On April 18, 2003, judgment was entered against MDI in the amount of $40,000 plus interest. On November 5, 2003, the Circuit Court of Cook County ordered that MDI's bank turn over to TREK $25,692.36, which had been residing in that bank account. Management is currently negotiating with Trek on the balance to resolve this matter.

       On March 28, 2003 The Cleveland Clinic Foundation ("Clinic") filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by the Clinic in the Peoples Republic of China ("China Study") on behalf of MDI. On December 31, 2002, MDI recorded the full amount owing to the Clinic as a liability in its accounts. On October 22, 2003, MDI and the Clinic entered into a Revised Settlement Agreement and Mutual Release. MDI agreed to pay the sum of $240,000 to the Clinic which will be held in escrow pending the return of MDI's instruments and computer equipment used in the China Study and MDI's successful ability to access available and uncorrupted clinical trial data contained therein. If the China Study data is available, the Clinic agrees to provide all hard copy documentation related to the China Study and to complete a review and analysis of the data in a timely manner. If the data is not available, MDI's payments will be returned to MDI and the lawsuit will go forward. At that point MDI will actively defend itself based on the Clinic's failure to deliver the data required under the original China Study agreement.

       On January 2, 2003, Bowne of Chicago, Inc. ("Bowne") filed suit against MDI (Circuit Court of Cook County, Illinois (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and costs, related to financial printing service fees provided to MDI by Bowne during the period October 25, 2001 through November 7, 2002. While MDI is actively defending itself against the suit claiming the charges for printing services provided during the period mentioned above were excessive, management has taken a conservative position and recorded the entire amount of the Bowne invoices as outstanding accounts payable on the records of MDI. As of December 31, 2002 and September 30, 2003, management and its counsel are unable to determine what the outcome of this litigation might be.

       On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, MDI's Chairman and CEO, (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03C 0184)) claiming damages in excess of $500,000 plus attorneys' fees and costs, and alleging breach of a Guaranty Agreement and a Letter Agreement signed by Mr. Gombrich in conjunction with Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. Monsun claims that Mr. Gombrich is obligated under the Guaranty Agreement to pay all monies owed by MDI under the convertible promissory note. MDI has recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2002 as a note payable on its records. Regarding the Letter Agreement, Monsun claims that Mr. Gombrich was obligated to transfer to Monsun 200,000 registered shares of common stock of MDI held by Mr. Gombrich. Since Mr. Gombrich's potential liability in the suit, including delivery of 200,000 registered shares of MDI's common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the Guaranty Agreement and Letter Agreement, including legal costs. Regarding the claim for breach of the Guaranty Agreement, counsel for Mr. Gombrich has presented a settlement proposal. Monsun, counsel for Mr. Gombrich and the Company's counsel continue to discuss a settlement proposal, and management and counsel are unable to determine the result of this claim. With respect to the claim for breach of the Letter Agreement, on November 2003 Monsun and Mr. Gombrich reached a settlement agreement. In November 2002 and prior to the litigation, the Board of Directors approved the issuance of 200,000 shares of MDI's common stock to Monsun to satisfy Mr. Gombrich's alleged obligation under the Letter Agreement. The terms of the Letter Agreement stated that Monsun was to ultimately receive registered shares of MDI's common stock. However, MDI issued the shares of its common stock to Monsun with a restrictive legend which permits their sale only in compliance with Rule 144 of the Securities Act of 1933, as amended. Under the terms of the settlement agreement, Gombrich and/or MDI must either register the 200,000 shares previously transferred to Monsun or transfer 200,000 registered shares to Monsun on or before March 31, 2004. If Mr. Gombrich or MDI transfer additional shares, Monsun is required to return the previously transferred shares.


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

       In May 2003, the Company, together with its subsidiaries, AccuMed International, Inc. ("Accumed") and Oncometrics Imaging Corp. ("Oncometrics"), filed suit against MonoGen, Inc. ("MonoGen") and Norman J. Pressman, Docket No. 03 CH 08532 (Circuit Court of Cook County, Illinois). This suit arose out of two license agreements, one between AccuMed and MonoGen, and the other between Oncometrics and MonoGen, in which the rights to limited use of certain intellectual property were granted to MonoGen in return for one-time license fee payments totaling $500,000 (the "Agreements"). At the time that the Agreements were entered into, the Company had not yet acquired AccuMed and Oncometrics. A portion of the intellectual property subject to the Agreements had originally been licensed from the British Columbia Cancer Agency ("BCCA"). Pressman was the President of AccuMed and Oncometrics when the Agreements were negotiated and executed. Shortly after the Agreements were signed, Pressman became President of MonoGen. The Complaint filed in this case alleged that certain rights to the subject intellectual property were transferred to MonoGen at a below-market price. The Complaint also asserted that AccuMed and Oncometrics may not have obtained the requisite consent of BCCA to the Agreements. The Complaint also claims that, to the extent BCCA's consent was required, Pressman breached his fiduciary duties to AccuMed and Oncometrics by failing to obtain such consent, and also by negotiating below-market license fees with his future employer.

       The Company's claims against MonoGen were dismissed from this action. However, the Company's claims against Pressman remain pending. In June 2003, the Court dismissed the Company's request for an injunction against the defendants. This denial does not affect the Company's rights to pursue permanent injuntive relief at the conclusion of the case, if such is warranted. A Second Amended Verified Complaint was filed in this case on November 14, 2003. On November 20, 2003, AccuMed and Oncometrics sent termination notices to MonoGen with respect to the licenses previously granted by them to MonoGen. At the same time, the Company advised BCCA of its plan to settle directly with BCCA any differences it may have with BCCA in regard to the MonoGen licenses. The failure of the Company to negotiate a favorable settlement with BCCA in regard to any such differences could have adverse effect on certain limited aspects of the Company's business.

       On April 14, 2003, the Company received a notification from the attorney for Dr. Bruce Patterson, M.D., Ph.D, a licensor of the Company under the License and Development Agreement covering certain HPV technology, which forms the basis for our In-Cell HPV test, indicating that the licensor intended to terminate the license in accordance with a specific clause of the license, which permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all of our assets and that such assets are pledged as security under debt instruments and that such pledges are not included under events which would permit the licensor to terminate the license. We, and our counsel, believe that MDI would prevail should the licensor attempt to pursue a termination action. We are also engaged in a dispute with the licensor over completion of the third milestone of the license under which completion requires process and procedure verification by an independent third party. This verification requirement has not been satisfied as yet. On July 2, 2003, the licensor and his business, Inviron, Inc., filed suit against MDI (Circuit Court of Cook County, Illinois (Case No. 03 L007995)), claiming a total of $143,556.97 due under two separate contracts. The parties are in settlement discussions to resolve all outstanding issues.

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

Date: November 20, 2003

                                  EXHIBIT INDEX