Form 10KSB
period 2003-12-31
MOLECULAR DIAGNOSTICS INC
filed 2004-04-14
CIK 75439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________  to _______________

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

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
               None                                 Not Applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         The Company's revenues for the year ended December 31, 2003 were $379,000.

         The aggregate market value of the Common Stock held by non-affiliates of the Company as of March 31, 2004, was $13,851,636, based upon the closing price of shares of the Company's Common Stock, $0.001 par value per share ("Common Stock"), of $0.24 per share as reported on the Nasdaq Over-the-Counter Bulletin Board Market on that date.

         The number of shares of Common Stock outstanding as of March 31, 2004 was 72,126,629.

                           MOLECULAR DIAGNOSTICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS
                                                                                                                  PAGE

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         GENERAL DEVELOPMENT OF BUSINESS..................................................................          1
         RECENT DEVELOPMENTS..............................................................................          1
              a)  Bridge I Financing .....................................................................          2
              b)  Bridge II Financing.....................................................................          1
              c)  Secured Convertible Note Financing......................................................          3
              d)   Secured Convertible Note Financing......................................................         3
              e)  Other Financing.........................................................................          3
              f)  Resignation of Officer..................................................................          3
              g)  Litigation Settlements..................................................................          3
              h)  Delinquent Payroll Tax Liabilities......................................................          4
              i)  Short-term Liquidity Problems...........................................................          4
              j)  Plan to Restructure Outstanding Liabilities.............................................          5
              k)  Authorized Shares of Common Stock.......................................................          5
              l)  Insurance...............................................................................          5
              m)  Information About Industry Segments.....................................................          5
         DESCRIPTION OF BUSINESS..........................................................................          5
              a)  General Overview........................................................................          5
              b)  Products................................................................................          5
                  1)  InPath System.......................................................................          6
                  2)  Samba Software Products and Services................................................          6
                  2)  Automated Microscopy Instruments....................................................          7
                       1)  AcCell.........................................................................          7
              c)  Markets.................................................................................          7
              d)  Government Regulation, Clinical Studies and Regulatory Strategy.........................          7
              e)  Competition.............................................................................         11
              f)  Operations..............................................................................         11
              g)  Intellectual Property...................................................................         12
              h)  Research and Development................................................................         13
              i)  Component and Raw Materials.............................................................         14
              j)  Working Capital Practices...............................................................         14
              k)  Employees...............................................................................         14
         FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.....................         14
         CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
         LITIGATION REFORM ACT OF 1995....................................................................         14
         RISK FACTORS.....................................................................................         15
ITEM 2.  DESCRIPTION OF PROPERTIES........................................................................         18
ITEM 3.  LEGAL PROCEEDINGS................................................................................         19
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................         22

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................         23
         MARKET INFORMATION...............................................................................         23
         HOLDERS  ........................................................................................         24
         DIVIDENDS........................................................................................         24


         STOCK TRANSFER AGENT.............................................................................         24
         RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS......................................         24
         EQUITY COMPENSATION PLAN TABLE INFORMATION.......................................................         26
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............         27
         RESULTS OF OPERATIONS............................................................................         27
              a)  Overview................................................................................         27
              b)  Significant Accounting Policies.........................................................         29
              c)  Revenue.................................................................................         29
              d)  Costs and Expenses......................................................................         29
                  1)  Cost of Goods Sold..................................................................         29
                  2)  Research and Development............................................................         29
                  3)  Selling, General and Administrative.................................................         30
                  4)  Impairment Loss.....................................................................         30
                  5)  Other Income and Expense............................................................         30
                       1)  Interest Income................................................................         30
                       2)  Interest Expense...............................................................         31
                       3)  Other Income and Expense, Net..................................................         31
              e)  Compensation from Discountinued Operations/Gains from Involuntary Conversion............         31
              f)  Net Loss................................................................................         31
              g)  Liquidity and Capital Resources.........................................................         31
ITEM 7.  FINANCIAL STATEMENTS.............................................................................         36

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............         36
         RESIGNATION OF PRIO AUDITORS.....................................................................         35
         ENGAGEMENT OF NEW AUDITORS.......................................................................         36
ITEM 8A. CONTROLS AND PROCEDURES..........................................................................         37

PART III
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................................................         37
ITEM 10. EXECUTIVE COMPENSATION...........................................................................         39
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................         42
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................         47
ITEM 13. EXHIBITS AND REPORTS ON FORM 8K..................................................................         48
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................................................         59

Signatures            ....................................................................................         60

Index to Financial Statements
Reports of Independent Auditors...........................................................................          F-1
Consolidated Balance Sheets at December 31, 2003 and 2002.................................................          F-3
Consolidated Statements of Operations for the two years ended December 31, 2003 and 2002..................          F-4
Consolidated Statements of Cash Flows for the two years ended December 31, 2003 and 2002..................          F-5
Consolidated Statement of Stockholder's Equity (Deficit) for the two years ended
   December 31, 2003 and 2002.............................................................................          F-7
Notes to Consolidated Financial Statements................................................................          F-12

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         We were incorporated in Delaware in December 1998 as the successor to Bell National Corporation. Bell National was incorporated in California in 1958. In December 1998, Bell National, which was then a shell corporation without any business activity, acquired InPath, LLC, a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, the acquisition was treated as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for Securities and Exchange Commission filing purposes. Bell National merged into Ampersand Medical Corporation, its wholly-owned subsidiary, in May 1999 in order to change the state of incorporation of the company to Delaware. In January 1999, we purchased all of the assets of Samba Technologies, SARL, ("Samba") based in France, from Unilog Regions, S.A. On December 20, 2002, Samba was placed under the protection of the French Commercial Court in a bankruptcy proceeding. On December 19, 2003, Samba's assets, were sold by the French Commercial Court in a bankruptcy liquidation sale. As a result of this sale, MDI lost all rights and title to the assets of Samba, including Samba's software. We have classified Samba's operations as discontinued in our financial statements. In September 2001, we acquired 100% of the outstanding stock of AccuMed International, Inc., ("AccuMed") by means of a merger of AccuMed into our wholly-owned subsidiary. Shortly after the AccuMed merger we changed our corporate name to Molecular Diagnostics, Inc. The name change was effected by the merger of our wholly-owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand Medical Corporation. In October 2001, we became a minority shareholder in Cell Solutions, LLC, a Virginia limited liability company. Except where the context otherwise requires, "MDI", the "Company", "we" and "our" refers to Molecular Diagnostics, Inc., and subsidiaries, and its predecessors.

         MDI is currently focused on the design, development and marketing of the InPath System and related image analysis systems. The component products of the InPath System are intended to screen for, at the earliest possible stage, cancer and cancer related diseases and may be used in a laboratory, clinic, or doctor's office. We have designed and manufactured the AcCell computer aided automated microscopy instrument and the AcCell Savant, an instrument that includes an AcCell and software, which collects quantitative cellular information used in support of a diagnostic process. These instruments are sold to laboratories and medical diagnostic companies for use in the customers' proprietary applications. The instruments, in certain instances, are also placed in the customers' facility on a fee-for-use basis. Nearly all of our reported revenue to date has been from the sale of AcCell products and services and from Samba's discontinued operations.

RECENT DEVELOPMENTS

         BRIDGE I FINANCING

         Between March 22, 2002 and June 28, 2002, MDI issued $3,185,000 in series Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the common stock on the date of conversion. In addition, MDI issued a warrant, which entitled each holder to purchase one share of common stock, at an exercise price of $0.25 per share, for each dollar principal amount of notes. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. At the time of conversion of the note, the holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for the warrants as of December 31, 2003. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,041,666 and recorded this amount as additional interest expense during 2002. In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. In November 2003, two note holders converted $50,000 in principal amount of notes and $5,287 in accrued interest into 368,579 shares of unregistered common stock. The remaining $2,075,000 in principal of Bridge I notes remains unconverted and outstanding at December 31, 2003.

Management has extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their Notes and accrued interest into common shares at $0.15 per share. In addition, the Bridge I holders were also offered warrants to purchase one new share for every four shares acquired by the Bridge noteholder upon exercise of such holder's conversion rights under the note. As of April 14, 2004, this offer remained outstanding.

         From January 1, 2004 through March 31, 2004, holders of $1,200,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of $152,000 into 9,010,410 shares of unregistered common stock.

         BRIDGE II FINANCING

         Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. The notes bear interest at 12 % per annum payable at maturity date in kind in the form of shares of common stock and were due July 31, 2003. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. MDI granted each note holder the right to receive a private warrant to purchase one share of the common stock of MDI for each dollar of principal amount of notes held at an exercise price of $0.15 per share. The warrants are not issueable until such time as MDI completes significant additional financing plans. MDI granted a junior security position in all of the Company's assets to the holders of the Bridge II convertible promissory notes. The Bridge II notes automatically convert into shares of Common Stock (subject to adjustments for stock splits, etc.) upon a "Qualified Financing Transaction," which means a transaction in which the Company closes a new debt or equity financing prior to the maturity date that results in net proceeds to the Company of at least four million dollars ($4,000,000). From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II Convertible Promissory Notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note and $305,667 in exchange for a note payable from Peter P. Gombrich, the Company's Chairman, for a total issuance during the year of $3,345,867. In September 2003 an amendment to the Bridge II Convertible Promissory Notes was sent to holders requesting an extension of the maturity date of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture offered an increase in the warrant coverage ratio from 25% to 33%.

         From January 1, 2004 through March 31, 2004, holders of $1,396,000 principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of $140,000 into 11,708,118 shares of unregistered common stock. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest, which were converted into 2,113,987 shares of unregistered common stock.

         SERIES C CONVERTIBLE PREFERRED STOCK CONVERSIONS

          During the first three months of 2004, holders of Series C Convertible Preferred Stock elected to convert 910,000 shares and accrued dividends into 5,577,173 shares of unregistered common stock.

         SECURED CONVERTIBLE NOTE FINANCING

         Beginning in January 2004, Bathgate Capital Partners, LLC began an offering of a maximum of $4,000,000 and a minimum of $1,500,000 in Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the maturity date of December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, has been paid or converted into common shares. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested, therefore, for every $100,000 invested, an investor will receive warrants entitling the holder to purchase 25,000 shares common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. All investment proceeds were deposited in an escrow account and the funds would not be released until all of the following requirements were met:

     o    A minimum investment of $1,500,000 had been reached

     o Suzanne Gombrich's Convertible Promissory Note was paid or converted into common shares

     o Satisfactory due diligence was completed by Bathgate Capital Partners, LLC

     o A specified portion of Bridge II Convertible Promissory Note holders converted their notes into common shares o Peter P. Gombrich, MDI's Chairman and CEO resign his position as CEO of the Company

All of these requirements were satisfied on April 2, 2004 and the Company issued $1,500,000 in convertible promissory notes in exchange for cash. The funds were used for repayment of the Suzanne Gombrich note, payment of certain payroll taxes to the Internal Revenue Service ("IRS"), and working capital.

         OTHER FINANCING

         Beginning in February 2004, MDI began a separate offering of Convertible Promissory Notes to accredited investors. These notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the maturity date of December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, has been paid or converted into common shares. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested; therefore, for every $100,000 invested an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. Through March 31, 2004, the Company had issued $1,292,000 in principal amount of convertible promissory notes in exchange for cash.

         On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, the wife of Peter Gombrich, MDI's Chairman, in exchange for cash. The note bore interest at the rate of 12% per annum and was convertible into the common stock of MDI at a conversion price of $0.10 per share. As additional consideration, MDI granted the holder a warrant to purchase 1,000,000 shares of the common stock of MDI at an exercise price of $0.15 per share. MDI also granted the holder a first priority security interest in all of the Company's assets. MDI used all of the cash proceeds from the note to fund the $100,000 cost of an option to repurchase all of its assets from Round Valley Capital, LLC and to make the $900,000 payment required to exercise the purchase option in conjunction with the final settlement of the loan with Round Valley Capital, LLC. On April 2, 2004, in conjunction with the release of funds from the Bathgate Capital Partners offering, the Convertible Promissory Note due to Suzanne M. Gombrich was paid in full and her first priority security interest in all the Company's assets was released. The payment on the $1,000,000 Convertible Promissory Note and $126,113.52 of accrued interest as of April 2, 2004 was in the form of $936,114 in cash and 1,900,000 shares of common stock of the Company.

         RESIGNATION OF OFFICER

         In February 2004 Peter P. Gombrich resigned as Chief Executive Officer and was appointed Executive Vice President of the Company. Mr. Gombrich remains Chairman of the Board. In February 2004, the Board of Directors appointed Denis
M. O'Donnell M.D., a current Director of the Company, to be President and Chief Executive Officer.

         LITIGATION SETTLEMENTS

         On May 22, 2001, a judgment in the amount of $312,000 plus interest was entered against AccuMed (Circuit Court of Cook County (Case N0. 97 L 7158)) in favor of Merrill Corporation. The judgment was the result of the settlement of an action brought by Merrill claiming unpaid fees for financial printing services, provided to AccuMed in 1996, and related interest and legal costs totaling in excess of $400,000. Under terms of the settlement and the related judgment, AccuMed was required to make 12 monthly payments of $26,000, and a final payment to include all interest accrued on declining unpaid balance of the judgment over the term of payment. AccuMed made 7 payments in accordance with the terms of the settlement and ceased to make any additional payments. In May of 2002, Merrill asserted its rights under the original judgment and filed a citation to discover assets of AccuMed and obtain the remaining amount due. On October 17, 2002, MDI reached an agreement with Merrill whereby MDI assumed responsibility for the remaining unpaid amount of the judgment and related costs totaling $145,000 and agreed to pay such amount no later than November 15, 2002. In February 2004, MDI settled the amount due to Merrill and fully satisfied all obligations owed to Merrill. The citation proceedings against MDI were dismissed.

         On July 31, 2002, MDI entered into a settlement and mutual release agreement with Trek Diagnostic Systems, Inc. ("Trek") related to a claim of breach of representations and warranties included in an agreement under which AccuMed sold its microbiology business and related assets to Trek in 1999. Under the settlement agreement, MDI executed an $80,000 promissory note in favor of Trek. The note required principal payments of $40,000 each on September 1 and December 1, 2002. MDI made the initial payment and Trek filed suit against MDI (Court of Common Pleas Cuyahoga County, Ohio (Case No. CV 03 492582)) on January 23, 2003 to collect the remaining $40,000 plus interest at 8% per annum and legal and other costs. On April 18, 2003, judgment was entered against MDI in the amount of $40,000 plus interest. Trek initiated citation proceedings against MDI in the Circuit Court of Cook County, Illinois in 2003. In March 2004, MDI entered into a final settlement agreement with Trek and fully satisfied all amounts due to Trek. The citation proceedings against MDI were dismissed.

         The Company and its subsidiaries Samba Sarl and AccuMed international, Inc. (collectively, "MDI") are parties to an Amended License and development Agreement with Ventana Medical Systems, Inc. ("Ventana") dated October 31, 2001, pursuant to which MDI has licensed certain intellectual property rights and technical information to Ventana. Under the Amended License and Development Agreement, Ventana was to produce an automated pathology imaging system using the intellectual property rights and technical information licensed from MDI, and Ventana was to pay MDI royalties based on the sales of such imaging system, as well as software support fees related to licensed software rights. MDI and Ventana were also parties to a Letter of Intent and Confidentiality Agreement dated July 12, 2002. Disputes arose between MDI and Ventana regarding their respective performance under the Amended License and Development Agreement and the Letter of Intent. In November 2003, MDI and Ventana negotiated a settlement and release, pursuant to which the Amended License and Development Agreement and the Letter of Intent were modified. Under the terms of the settlement and release, among other things, MDI issued a Promissory Note to Ventana in the principal amount of $62,946 and is also required to deliver two AcCell 2001 workstations. Ventana waived its rights to any prepaid royalties or other fees paid to MDI or its subsidiaries upon signing of the original agreements.

         DELINQUENT PAYROLL TAX LIABILITIES

         MDI was delinquent in filing certain Federal and State Income Tax returns for 2002 and 2001. MDI is also delinquent in paying a portion of Federal and State employee and employer payroll taxes for 2003, 2002, and 2001. The delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004.

         The Company owed $686,000 and $678,000 as of December 31, 2003 and 2002, respectively, in 2001 federal payroll taxes, including $258,000 and $250,000 respectively in assessed and estimated statutory penalties and interest. MDI has submitted payments of $150,000 against this liability amount and is currently in the process of communicating through counsel with the Internal Revenue Service regarding payment of the balance due. The Company has lost all rights of appeal regarding the outstanding payroll tax liability and could be subject to the seizure of its tangible and intellectual property in the event a payment schedule is not agreed to with the Internal Revenue Service. The amount was included in accrued payroll costs in the accompanying balance sheet.

         SHORT-TERM LIQUIDITY PROBLEMS

         We continued to have severe liquidity problems and had insufficient cash on hand to effectively manage our business during the first three months of 2004. In March of 2004, Bathgate Capital Partners LLC raised $1,500,000 funds from the Company issuance of Convertible Promissory Notes, of which the majority of the funds were used for the repayment of the Suzanne Gombrich note. In addition, MDI began a separate offering of Convertible Promissory Notes and has raised $1,292,000 for the payment of legal judgements, IRS taxes, wage claim settlements, and current operating needs. We have continued to raise operating cash through the date of this report through the issuance of additional Convertible Promissory Notes. Management is currently attempting to secure additional financing.

         PLAN TO RESTRUCTURE OUTSTANDING LIABILITIES

         The Company's new management team is working to develop a restructuring proposal to provide our unsecured creditors a settlement plan, which is contingent on our ability to raise sufficient new capital.

         AUTHORIZED SHARES OF COMMON STOCK

         As a result of the issuance of numerous convertible securities, including the above Convertible Promissory Notes and related warrants, we do not have sufficient shares of common stock authorized to issue upon exercise of all of our currently outstanding convertible securities, warrants and options. The issuance of shares of common stock pursuant to any new financing arrangement is subject to the Company obtaining shareholder approval to increase the authorized shares of common stock of the Company and the Company filing an amended Certificate of Incorporation. Our Board of Directors is considering an increase in the number of authorized shares of common stock from 100,000,000 shares to 300,000,000 shares, although the Board has not made a final decision on the issue. Any ultimate Board approved action requires a vote of our stockholders. The Board intends to place this issue on the agenda at the next annual meeting of our stockholders or at a special meeting to be called for this purpose. The failure to have a sufficient number of authorized shares may constitute a breach of one or more of our agreements governing issuance of such securities.

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

INFORMATION ABOUT INDUSTRY SEGMENTS

         We operate primarily in an industry segment involving medical screening devices, diagnostics, and supplies. All of our operations during the reporting period were conducted within this segment. We expect to continue to focus our operations on this industry segment.

BUSINESS

         GENERAL OVERVIEW

         The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider availability and cost effective service delivery. We are developing an initial series of products to address these criteria including sample collection devices, chemical and biological tests, and analysis instruments and related software.

         Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

         PRODUCTS

         THE INPATH(TM) SYSTEM

         We are currently developing and testing a family of products for use in cancer screening and diagnosis. We call this family of products the InPath System. The core of the InPath System is a combination of protein antibodies--the Cocktail-CVX--that allows the InPath System to detect and highlight abnormal cervical cells in a rapid and objective fashion. In the future, we intend to use different antibody combinations to detect and diagnose different types of cancer and other cancer-related diseases.

         The initial application of the InPath System is designed to enhance the current cervical cancer screening process performed in laboratories, commonly referred to as the Pap test. Our ultimate goal is to perform this screening test in less time, possibly at the point of service, either in a doctor's office, clinic or mobile medical vehicle. The InPath System includes the following components:

         o An FDA approved unique sample collection device consisting of a small disposable balloon, shaped to fit the cervix. The device is intended to replace the spatula and brush currently used to collect patient cytology samples.

         o A biochemical assay, fully-automated, that is applied to a sample to identify abnormal cells.

                  o In the laboratory version of the InPath System slide based test, this biochemical assay is applied to sample cells released from a collection device into a liquid preservative and deposited on a glass slide.

                  o In the point of service version of the InPath System, this biochemical assay is applied directly to the cellular sample and analyzed either in solution or while still on the collection device.

         o An instrument that performs an automated analysis of a sample by means of an optical scan that detects the presence of multiple wavelengths of fluorescent light. This light is produced by fluorescent reporter tags, which are attached to certain components used in the biochemical assay.

                  o In the laboratory version of the InPath System, the AcCell computer aided automated microscopy instrument uses a camera to read the various wavelengths of light from the sample.

                  o In the future point of service version of the InPath System, the proprietary instrument uses custom designed optical devices and lasers to capture the various wavelengths of light directly on the collector.

         o Custom designed image analysis software that controls the automated instruments and analyzes the captured wavelengths of light.

         SAMBA SOFTWARE PRODUCTS AND SERVICES

         Samba Technologies, Sarl, one of our wholly owned subsidiaries operated under the control of the French Commercial bankruptcy court beginning December 20, 2002. We were unable to raise sufficient capital during 2003 to provide funds to Samba to satisfy its obligations. On December 19, 2003, Samba's assets, were sold by the Court in a bankruptcy liquidation sale. As a result of this sale, MDI lost all rights and title to the assets including Samba software. We have classified Samba's operations as discontinued in our financial statements.

         AUTOMATED MICROSCOPY INSTRUMENTS

         ACCELL(TM)

         In November 2001, Ventana Medical Systems, Inc. ("Ventana") agreed to purchase and distribute AcCell with their image analysis software, a computer aided automated microscopy instrument, designed to help medical specialists examine and diagnose specimens of human cells. During 2002, we agreed that Ventana would assume responsibility for manufacturing the AcCell 2500 instruments directly, rather than purchasing them from us. MDI elected not to develop the 2500 and in November 2003, MDI and Ventana signed a settlement agreement providing for a non-exclusive, royalty-free license agreement to the source code for the AcCell 2500 for its internal use or in the creation of executable code for its customers. In addition, as part of the settlement MDI agreed to provide two workstations valued at $49,500 and issued a promissory note for $62,946 in return for forgiveness of approximately $375,000 of advances against future sales.

         MDI has elected instead to proceed with the development and manufacture of a new fully integrated workstation (AIPS). It may be delivered with a variety of features including:

         o Robotic slide-feeding systems to load and unload multiple cassettes and slides to the image system;

         o Bar code readers to ensure proper identification of samples being analyzed;

         o        Unique image analysis software;

         o Electro-mechanical scanning stages to facilitate accurate slide screening;

         o        Automated cellular focusing on slides;

         o Data management software to facilitate primary or secondary review of samples and report results into record-keeping systems.

         The current workstation is a key tool of our research process, clinical trials, and the InPath System laboratory based test. We continue development of this platform. We may sell and market these instruments to other potential customers, OEM laboratories and into the diagnostics marketplace.

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

         The cost of the Pap test outside of the United States, where approximately 100,000,000 tests are performed, vary widely from country to country. Outside of the United States, most healthcare services are provided by governmental organizations. Healthcare in many of these countries is managed by governmental agencies, often at the local level, making the precise number of tests performed difficult to validate. In developing countries where healthcare, especially cancer screening, may be minimal, non-profit organizations often supplement government health programs. We intend to distribute the InPath System worldwide pursuant to our statutory regulatory approvals.

         The AIPS workstation is a key component of the laboratory version of the InPath System. In addition, we may market the AIPS instrument platform, including the version currently in development, to medical diagnostic companies as a means to automate specific diagnostic testing processes. We market this system as the most versatile and cost-effective automated microscopy platform currently available.

         GOVERNMENT REGULATION, CLINICAL STUDIES AND REGULATORY STRATEGY

         The development, manufacture, sale, and distribution of some of our products is regulated by the U.S. Food and Drug Administration ("FDA") and comparable authorities in certain states and foreign countries. In the United States, the

Food, Drug and Cosmetic Act (the "FD&C Act") and related regulations apply to some of our products. These products cannot be shipped in interstate commerce without prior authorization from the FDA.

         Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a pre-market notification under Section 510(k) of the FD&C Act, commonly referred to as a 510(k) notification, or a pre-market approval application (a "PMA"). The process of obtaining FDA marketing clearance and approval from other applicable regulatory authorities is costly and there can be no guarantee that the process will be successful. The 510(k) notifications and PMA applications typically require preliminary internal studies, field studies, and/or clinical trials, in addition to submission of other design and manufacturing documentation. We manage the regulatory process through the use of consultants, Clinical Research Organizations, ("CROs") and members of our Medical Advisory Board.

         A 510(k) notification, among other things, requires an applicant to show that its products are "substantially equivalent" in terms of safety and effectiveness to an existing FDA cleared predicate product. An applicant may only market a product submitted through a 510(k) notification after the FDA has issued a written notification determining the product has been found to be substantially equivalent. The e2(TM) collector was approved for marketing by the FDA on May 31, 2002 under the 510(k) notification.

         To obtain PMA approval for a device, an applicant must demonstrate, independent of other similar devices, that the device in question is safe and effective for its intended uses. A PMA must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature, design and manufacturing documentation to prove the safety and effectiveness of the device. The PMA process is substantially longer than a 510(k) notification process. During the review period, the FDA may conduct extensive reviews of our clinical trial center documentation and our manufacturing facilities and processes or those of our strategic partners. In addition, the FDA may request additional information and clarifications and convene a medical advisory panel to assist in its determination.

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

         The FDA has adopted regulations governing the design and manufacture of medical devices that are, for the most part, harmonized with the GMP & ISO quality system standards for medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

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

         The Cocktail CVX as part of the InPath System will need to be cleared for marketing under a PMA by the FDA, as described above, prior to its sale and use in the U.S. clinical market. We cannot be sure whether or when the FDA will clear the InPath System. Internationally, the InPath System may be subject to various government regulations, which may delay the introduction of new products and services and adversely affect our business.

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

         We are developing the InPath System to be user-friendly, require minimum operator training, and have safety and operating checks built into the functionality of the instruments. We believe that our efforts may result in the FDA and/or the CLIA assigning the lowest possible Classification to the InPath System. If, however, these products are classified into a higher category, it may have a significant impact on our ability to market the product in the United States.

         We continue to conduct clinical studies and trials on our InPath System during its development. These studies and trials vary in terms of number of patient samples, individual product components, specific processes and conditions, purpose, and other factors, which may affect the results.

         We have publicly reported the results of some of the studies of the InPath System and Cocktail-CVX at various medical meetings, in publications and in public announcements. Such studies demonstrate the system's capability to detect cervical cellular abnormalities. The sensitivity factor, the test's performance in detecting versus missing actual disease, commonly called false negatives, is critical in terms of patient health.

         In each of the reported studies and trials, the InPath System demonstrated over 98% sensitivity in detecting high-grade cervical disease and cancer. In addition, the results demonstrate that the InPath System produces more accurate results than the current PAP test. A statistical Analysis conducted in 2000 on the PAP test, which reviewed the results of 94 previous studies, showed an average sensitivity of 74% and an average specificity of 68%.

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

         We believe the results of these studies support the continued development process of the InPath System. We moved ahead with additional studies and clinical trials in late 2001 and others began in 2002. Due to capital limitations we were forced to suspend all of our ongoing studies during the last half of 2002.

         We completed the initial phase of our clinical studies during 2002 and we hope to begin the last phase during the second half of 2004, contingent on our securing adequate financing for our operations. At the conclusion of the studies, the data will be submitted to the FDA as a PMA and will form the basis of our substantiation of the clinical and economic value of the InPath System. It may also be offered for sale as an Analyte Specific Reagents ("ASR"), which is defined as the specific ingredient required for the laboratory to created their own screening test, in the United States and for full-scale commercial and clinical use in selected international markets, where import and regulatory approvals allow. We are not permitted to market non-ASR products in the United States, with clinical or diagnostic claims until we have received clearance from the FDA. ASR tests make no medical claims but may be used by laboratories, which are qualified to perform high complexity tests, and physicians as components of ASR procedures. In other countries, we may need regulatory and importation approval; however, such approvals are generally based on the data submitted to the FDA.

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

         The first stage of the overall strategy involved the submission of our e2 Collector for approval as a substantially equivalent device to the brush and spatula method of gathering samples used in the current Pap tests. The 510(k) notification was completed and filed in late September 2001. Additional data was furnished to the FDA in the first quarter of 2002 and subsequent to that submission we received approval to market the Collector in the United States. MDI will initiate the full scale manufacturing process through contract manufacturing and intends to introduce it into the commercial market in the second half of 2004.

         The second stage of our overall strategy involves the continuing study of the InPath System and Cocktail-CVX, as described in preceding paragraphs. This submission will cover the InPath System as a means to eliminate true negative samples from further review. We anticipate completion of this portion of the study and submission of the data to the FDA by the fourth quarter of 2004 or first quarter of 2005. We will also submit the data to foreign regulatory authorities that have jurisdiction over these products. Subsequently, we will continue to collect and submit data for the InPath System point of service test.

         If the submissions for the various InPath System products are cleared by the FDA for sale in the U.S. market or approved for sale by foreign regulatory agencies, we intend to sell the cleared products in the respective clinical markets.

                  INPATH SYSTEM PRODUCT INTRODUCTION TIMELINES

PRODUCT                         PROCESS                           TIMELINE

e2 Collector...........    Clinical trials                        Completed
                           Regulatory submission & review         September 2001
                           Regulatory clearance received          May 2002
                           US sales (1)                           2004
                           International sales (1)                2004 / 2005
Cocktail-CVX...........    Clinical trials (1)                    2004
                           Regulatory submission & review (1)     2004 / 2005
                           Regulatory clearance projected (1)     2005
                           US sales (1)                           2005
                           International sales (1)                2005
Cocktail-CVX ASRs .....    US sales                               2005

         (1) All of the above target dates are contingent on our securing adequate financing for our operations.

         We currently distribute Automated Microscopy Instruments into commercial markets that do not require regulatory clearance. In order to distribute these products for use in certain clinical applications, however, we will be required to conduct clinical trials and to make submissions to applicable regulatory agencies for clearance. We do not have any current plans to make any submissions to the FDA or foreign regulatory agencies covering these products. In the future, some of our customers may include these products in submissions to the FDA or foreign regulatory agencies covering their use in a customer's proprietary diagnostic or clinical process.

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

         Competitors may introduce new products that compete with ours, or those which we are developing. We believe the portion of our research and development efforts devoted towards continued refinement and cost reduction of our products will permit us to remain or become competitive in all of the markets in which we presently distribute or intend to distribute our products.

         The market for our cancer screening and diagnostic product line is significant, but highly competitive. We are unaware of any other company that is duplicating our efforts to develop a fully-automated, objective analysis and diagnostic system for cervical cancer screening that can be used at the point of service. Our competition includes many companies with financial, marketing, and research and development resources substantially greater than ours. There can be no assurance that our technological innovations will provide us with a competitive advantage.

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

         We believe that all of our products must compete primarily on the basis of accuracy, functionality, product features and effectiveness of the product in standard medical applications. We also believe that cost control and cost effectiveness are additional key factors in achieving or maintaining a competitive advantage. We focus a significant amount of product development effort on producing systems and tests, which will not add to overall healthcare cost. Specifically, there are several companies whose technologies are similar, adjunctive to, or may overlap with MDI's. These include Cytyc Corporation, Tripath Corporation, Digene Corporation, Ventana Medical Systems, Inc., ChromaVision Systems, Inc., and Applied Imaging, Inc. However, none of these companies have developed the fully integrated solution necessary to deliver a fully automated, proteomic based, solution. To develop fully-automated solutions, companies must have technologies that fully integrate microscopy instruments, imaging software and cancer-detecting biochemistry. At most, our competitors have two of the three technologies. MDI is the only company in the process of developing all three technologies into a solution for cervical cancer screening.

         OPERATIONS

         We conduct research and development work for the InPath System using a combination of our employees and contract workers in our Chicago, Illinois laboratory, and contract laboratory facilities located in several locations.

         We do not intend to invest capital to develop our own distribution and sale organizations, and construct and maintain a medical-products manufacturing facility and all its related quality systems requirements. Our strategy is to utilize the operations, quality systems, and facilities of a contract manufacturer specializing in medical products manufacturing to meet our current and future needs in the U.S. and other international markets. This strategy covers manufacturing requirements related to InPath System chemical components, plastic and silicone parts for the sample collector, InPath System instruments and the AIPS instruments.

         We are negotiating agreements, including design and development work, with manufacturers of medical grade components to supply the silicone balloon and other components of the sample collection device. We are negotiating additional agreements with manufacturers to supply much higher volumes that will be needed once we begin to sell the sample collection device. These manufacturers have the capacity to handle high volume production through facilities in both the United States and several foreign countries.

         We also have a preliminary agreement with a large manufacturer of chemical and biological tests to integrate the various combinations of ingredients that make up our assay Cocktail-CVX into a single product delivered in high volume.

         We have a sufficient supply of workstation platforms. The computers, cameras, automated slide staining equipment and slide preparation equipment, which make up the remainder of the laboratory version of the InPath System, are available from several manufacturers. These instruments are used in a sequential process. The platform on which the actual sample screening is done is computer controlled by our proprietary software.

         We are currently negotiating agreements with medical instrument manufacturers covering the design, development and initial manufacturing of both the next generation AIPS platform and the future point of service instrument.

         INTELLECTUAL PROPERTY

         We rely on a combination of patents, licenses, trade names, trademarks, know-how, proprietary technology, and policies and procedures to protect our intellectual property. We consider such security and protection a very important aspect of the successful marketing of our products in the U.S. and foreign markets.

         In the United States we follow the practice of immediately filing a provisional patent application for each invention as soon as it has been determined that the invention meets the minimum standards for patentability. While a provisional patent application does not provide any formal rights or protections, it does establish an official priority date for the invention that carries over to any utility patent applications that are derived from the provisional application within the next 12 months. A utility patent application begins the process that can culminate in the issuance of a U.S. patent. We convert each outstanding provisional patent application into some number of utility patent applications within this 12 month period. In most cases each provisional application results in one utility filing. However, in some cases a single provisional application has generated two independent utility filings or multiple (up to five) provisional applications have been consolidated into a single utility application. During the examination of a utility application, the U.S. Patent Office may require us to divide the application into two or more separate applications or we may file a continuation-IN-part patent application that expands upon the technology claimed in another patent application and which has the potential of superseding the earlier application. For these reasons, estimating the number of patents that are likely to be issued based upon the numbers of provisional and utility applications filed is difficult.

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

         As of March 2004, we have filed eleven U.S. utility patent applications and ten national applications. Four of the U.S. utility applications have issued as U.S. Patents. Seven U.S. and ten foreign patent applications are filed and pending. In order to reduce the expenses related to patent prosecution, we are currently treating these applications as inactive and taking only those actions needed to keep them in effect. This group of patents and patent applications cover all aspects of the InPath system including, but not limited to, the point of service instrument; the personal and physicians' collectors; and the slide-based test. As a result of the acquisition of AccuMed, we acquired thirty-three issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of seventeen were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software, were also acquired. We also hold an exclusive license from Invirion and Dr. Bruce Patterson covering a patent and certain medical technology for detection of E6 and E7 genes in cancer causing types of Human Papilloma Virus ("HPV") virus. We purchased the license for cash, future royalties, and other considerations.

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

         Patent applications filed prior to November 29, 2000 in the United States are maintained in secrecy until any resulting patent is issued. As there have been examples of U.S. patent applications that have remained "in prosecution" and, therefore, secret for decades, it is not possible to know with certainty that any U.S. patent that we may own, file for or have issued to us will not be pre-empted or impaired by patents filed before ours and that subsequently are issued to others. Utility patent applications filed in the United States after November 29, 2000 are published eighteen months after the earliest applicable filing date. As this revised standard takes full effect, the chances that such a "submarine" patent will impair our intellectual property portfolio will be significantly reduced. Foreign patent applications are automatically published eighteen months after filing. As the time required to prosecute a foreign utility patent application generally exceeds eighteen months and the foreign patents use a "first to file" rather than a "first to invent" standard, we do not consider submarine patents to be a significant consideration in our patent protection outside of the United States.

         Our products are or may be sold worldwide, under trademarks that we consider to be important to our business. We own the trade names of "InPath(TM)", "e(2) Collector(TM)", "Cocktail-CVX(TM)", "In-Cell HPV Test(TM)", "AcCell(TM)" and "AcCell Savant(TM)". We may file additional U.S. and foreign trademark applications in the future.

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

         RESEARCH AND DEVELOPMENT

         Our research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize both in-house and contracted research and development efforts. We believe research and development is critical to the success of our business strategy. During the years 2003 and 2002 our research and development expenditures were approximately $580,00 and $3,338,000, respectively.

         The design and validation of the laboratory version of the InPath System, including image analysis software, is currently in process. We examined samples from patients with normal and abnormal (those with cancer or its precursors) pathology reports in our studies.

         Our research work in the area of chemical and biological components will continue for the foreseeable future as we seek to refine the current process and add additional capabilities to our analysis procedure, including the detection of other forms of cancer and precursors to cancer.

         We are establishing relationships with strategic design/manufacturing partners to develop the next generation Automated Microscopy Instrument platform. The design requirements are complete and prototypes are in process.

         We anticipate the need to invest a substantial amount of capital in the research and development process, including the cost of clinical trials, in order to complete the development and use of the InPath System and bring it to market.

         COMPONENTS AND RAW MATERIALS

         Low cost products are a key component of our business strategy. We designed the sample collection device using widely available and inexpensive silicone and plastic materials. These materials are available from numerous sources and can be fabricated into finished devices by a variety of worldwide manufacturers based on our proprietary designs.

         The instrument components of the laboratory version of the InPath System are available from a number of sources. Computers, cameras, automated slide-staining instruments and automated slide-preparation instruments are currently available from several large manufacturers. We have an adequate supply of current workstations used in the InPath System and have contracted for the design and manufacture of the next generation of the workstation platform.

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

         WORKING CAPITAL PRACTICES

         As of December 31, 2003, we have not sold any InPath System products. During 2003 and 2002, we sold several AcCell instrument platforms, billed and received fees under an AcCell Savant fee-for-use contract. We have financed our U.S. operations and research and development by raising funds through the sale of debt or equity. We will continue to use these methods to fund our operations until such time as we are able to generate adequate revenues and profits from the sales of some or all of our products.

         Similarly, we believe that future sales of the InPath System or other products into foreign markets may result in collection periods that may be longer than those expected for domestic sales of these products. Our strategy will be to use letters of credit or other secured forms of payment, whenever possible, in sales of products in foreign markets.

         EMPLOYEES

         As of March 31, 2004, we employed a total of eight full-time employees in the United States. The staff reductions from prior years were undertaken in late 2002 and during 2003 in order to conserve our limited operating funds.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

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

                                                         2003           2002
                                                         ----           ----

         NORTH AMERICA:
         Revenue..................................    $      379    $     717
         Profit (loss)............................    $   (9,804)   $ (11,937)
         Total Assets.............................    $    7,715    $   9,047
         FRANCE:
         Discontinued operations..................    $      (75)   $     (23)
         Gain from Involuntary conversion.........    $      292    $      --
         Total Assets.............................    $       --    $     612

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

RISK FACTORS

         The risks described below are not the only ones we are facing. Additional risks are described in this report under recent developments and litigation. There may also be risks not presently known to us or that we currently deem immaterial that may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks.

         THERE IS A LIMITED MARKET FOR "PENNY STOCKS" SUCH AS OUR COMMON STOCK.

         Our Common Stock is considered a "penny stock" because, among other things, our price is below $5 per share, it trades on the Nasdaq Over-the-Counter Bulletin Board Market and we have net tangible assets of less than $2,000,000. As a result, there may be little or no coverage by security analysts, the trading price may be lower, and it may be more difficult for our stockholders to dispose of, or to obtain accurate quotations as to the market value of, their Common Stock. Being a penny stock could limit the liquidity of our Common Stock.

         THE HISTORICALLY VOLATILE MARKET PRICE OF OUR COMMON STOCK MAY AFFECT THE VALUE OF OUR STOCKHOLDERS' INVESTMENTS.

         The market price of our Common Stock, like that of many other medical products and biotechnology companies, has in the past been highly volatile. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

         o        general economic and other external market factors;

         o announcements of mergers, acquisitions, licenses and strategic agreements;

         o        announcements of private or public sales of securities;

         o announcements of new products or technology by us or our competitors;

         o        ability to finance our operations;

         o        fluctuations in operating results; and

         o announcements of the Food and Drug Administration ("FDA") relating to products.


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

         OUR COMMON STOCK IS SUBJECT TO DILUTION, AND AN INVESTOR'S OWNERSHIP INTEREST AND RELATED VALUE MAY DECLINE.

         We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2003, we have approximately 82,655 shares of Series A convertible preferred stock outstanding which convert into 36,102 shares of our common stock; 799,856 shares of Series B convertible preferred stock outstanding which convert into 3,199,424 shares of our common stock; 1,192,833 shares of Series C convertible preferred stock outstanding which convert into 5,964,165 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding which convert into 1,750,000 shares of our common stock,; and 260,764 shares of Series E convertible preferred stock outstanding, which convert into 7,171,010 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation gives our board of directors authority to issue the remaining undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as they may determine.

         At December 31, 2003, we have outstanding warrants to purchase 17,387,000 shares of our common stock, outstanding options to purchase approximately 3,495,000 shares of our common stock, and 450,000 stock appreciation rights which are convertible into 289,286 shares of common stock.

         At December 31, 2003, outstanding convertible promissory notes are convertible into approximately 42,789,000 shares of our common stock. Under the provisions of certain outstanding convertible promissory notes, the holders have the right to receive a warrant to purchase additional shares of common stock upon exercise of the conversion right. We are unable to determine the exact number of additional warrants to purchase shares of our common stock that will be issuable upon conversion of the notes, although it could approximate 13,189,000.

         At December 31, 2003, we have approximately 1,333,000 shares of our common stock reserved for future stock options and 160,000 shares of our common stock reserved for future sale to employees.

         WE HAVE A LIMITED OPERATING HISTORY AND THERE ARE DOUBTS AS TO OUR BEING A GOING CONCERN.

         We have limited operating history. Our revenues, from inception in March 1998 through 2003, were derived almost entirely from sales by Samba Technologies, Sarl, our wholly-owned subsidiary. The assets of Samba were sold on December 19, 2003 as part of the French Commercial Court ordered liquidation and MDI has lost all rights and title to the assets, including Samba's software. MDI has sold only a very limited amount of our InPath System products to date and cannot be certain as to when sales of the Company's products might occur in the future.

         We will continue to devote substantial resources to product development. We anticipate that we will continue to incur significant losses unless and until some or all of our products have been successfully introduced, if ever, into the market place.

         We have incurred substantial losses and have limited financial resources. Consequently our independent accountants have noted that these conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty. The going concern explanatory paragraph may make obtaining additional financing more difficult or costly.

         WE CONTINUE TO HAVE SEVERE LIQUIDITY PROBLEMS.

         We continue to have severe capital problems, which affect our overall ability to operate our business, including the ability to employ adequate staff and conduct ongoing studies and clinical trials of our products. Failure to raise adequate financing to meet our business needs could materially jeopardize MDI and its ability to conduct its business. There can be no assurance that we will be able to secure the necessary funds.

         WE MAY NOT BE ABLE TO MEET OUR SHORT-TERM CAPITAL REQUIREMENTS.

         We believe that our existing capital resources are not sufficient to meet the short-term requirements of our Company. These short-term requirements include a significant amount of liabilities and promissory notes in arrears. In addition, we have unpaid tax liabilities for payroll taxes from 2001 and we recently paid the federal payroll tax liabilities for 2002 and 2003 in April 2004. Therefore, we need to raise additional capital to support our operations. We do not have any current commitments for additional funds, and our management cannot be certain that we will be able to raise such funds.

         It is unlikely that we will be able to meet our short-term funding requirements through the issuance of notes or other debt instruments. We anticipate that these short-term funding needs will require the sale or issuance of additional shares of common stock on instruments convertible into common stock. Such sales or issuances, if any, may have a dilutive effect on the value of our common stock. We cannot be certain what level of dilution, if any, may occur or if we will be able to complete any such sales of common stock in the future

         Our operating business plan for 2003 anticipated that we would need to raise new equity. We were not able to raise the necessary level of new equity and had to reduce our operations significantly during the year. The lack of sufficient new equity continued through the first quarter of 2004.

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

                  OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATION AND THEY MAY NOT RECEIVE NECESSARY GOVERNMENT APPROVALS.

         The sale and use of our products in the United States is regulated by the FDA. We must meet significant FDA requirements before we receive clearance to market our products. Included in these FDA requirements is the conduct of lengthy and expensive clinical trials to prove the safety and efficacy of the products. Until we complete such clinical trials our products may be used only for research purposes or to provide supplemental diagnostic information in the United States. We have FDA approval for one of our products, the e2 Collector. We plan to start clinical trials for the CVX System in 2004. We cannot be certain that our product development plans will allow these additional trials to commence or be completed according to plan or that the results of these trials, or any future trials, when submitted to the FDA along with other information, will result in FDA clearance to market our products in the United States.

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

         THE LOSS OF KEY PERSONNEL COULD CAUSE OUR BUSINESS TO SUFFER.

         The success of our current and future operations will depend, to a significant extent, upon the experience, abilities, and continued services of key personnel, and a significant loss of the services of any of our current executive or research staff could cause our business to suffer. MDI has experienced significant turnover in its senior management and there can be no assurance that we will be able to attract and retain key personnel. We have entered into some employment agreements with our senior executives and do not carry key-man insurance.

ITEM 2.           PROPERTIES

         We occupy approximately 5,700 square feet of leased space at 414 N. Orleans St., Suites 510 and 503, Chicago, Illinois 60610, under a five-year lease, which expires in October 2008. This space houses our executive offices, research laboratory, and engineering development. We consider our facilities to be well utilized, well maintained, and in good operating condition. We consider the facilities to be suitable for their intended purposes and to have capacities adequate to meet current and projected needs for our operations.

ITEM 3.           LEGAL PROCEEDINGS

         SETTLED DURING 2002 AND 2003

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

         In 2001, Dawn H. Grohs, a former employee/consultant to the Company, filed suit against the Company and certain affiliated companies, as well as two of the Company's senior officers (C.A. No. 02-C-1010 (U.S. District Court for the Northern District of Illinois). Ms. Grohs' claimed fraud, unjust enrichment, misrepresentation, breach of contract and quantum merit related to her assertions that the defendants allegedly failed to provide her with equity; tortuous interference with contractual relations and intentional interference with contractual relations based on alleged encouragement of changes to the business relationship with Ms. Grohs; breach of the covenant of good faith and fair dealing, negligent infliction of emotional distress and intentional infliction of emotional distress based on defendants' treatment of Ms. Grohs; and violation of state law for alleged unfair and deceptive acts by defendants for the purpose of inducing Ms. Grohs to continue to provide services without compensation. Ms. Grohs sought $85,000 in wages, $40,250 in expenses, equity for contributions and efforts during the formation of certain of the Company's affiliates, payment of a sum to be determined by the court for the intentional and/or negligent infliction of emotional distress, a finding that the actions of defendants constitute unfair and deceptive acts, and that the court treble the damages awarded. In addition to the specific relief described above, each count sought an award of attorneys' fees and costs and such other and further relief the court deems just and appropriate. In October 2002, we reached an out-of-court settlement with Ms. Grohs. Under the terms of the settlement, we paid Ms. Grohs $5,000 in cash and issued 400,000 unregistered shares of our common stock to her. We calculated a fair value of $84,000 for the shares of our common stock. We also granted Ms. Gross an option to purchase 400,000 shares of our common stock at an exercise price of $0.20 per share. One third of the option vested immediately and the remaining two thirds vest in equal amounts on the first and second annual anniversary dates of the grant.

         The Company and its subsidiaries Samba Sarl and AccuMed International, Inc. (collectively, "MDI") are parties to an Amended License and development Agreement with Ventana Medical Systems, Inc. ("Ventana") dated October 31, 2001, pursuant to which MDI has licensed certain intellectual property rights and technical information to Ventana. Under the Amended License and Development Agreement, Ventana was to produce an automated pathology imaging system using the intellectual property rights and technical information licensed from MDI, and Ventana was to pay MDI royalties based on the sales of such imaging system, as well as software support fees related to licensed software rights. MDI and Ventana were also parties to a Letter of Intent and Confidentiality Agreement dated July 12, 2002. Disputes arose between MDI and Ventana regarding their respective performance under the Amended License and Development Agreement and the Letter of Intent. In November 2003, MDI and Ventana negotiated a settlement and release, pursuant to which the Amended License and Development Agreement and the Letter of Intent were modified. Under the terms of the settlement and release, among other things, MDI issued a Promissory Note to Ventana in the principal amount of $62,946 and is also required to deliver two AcCell 2001 workstations. Ventana waived its rights to any prepaid royalties or other fees paid to MDI or its subsidiaries upon signing of the original agreements.

         PENDING AS OF DECEMBER 31, 2003 AND SETTLED IN 2004

         On May 22, 2001, a judgment in the amount of $312,000 plus interest was entered against AccuMed (Circuit Court of Cook County (Case N0. 97 L 7158)) in favor of Merrill Corporation. The judgment was the result of the settlement of an action brought by Merrill claiming unpaid fees for financial printing services, provided to AccuMed in 1996, and related interest and legal costs totaling in excess of $400,000. Under terms of the settlement and the related judgment, AccuMed was required to make 12 monthly payments of $26,000, and a final payment to include all interest accrued on declining unpaid balance of the judgment over the term of payment. AccuMed made 7 payments in accordance with the terms of the settlement and ceased to make any additional payments. In May of 2002, Merrill asserted its rights under the original judgment and filed a citation to discover assets of AccuMed and obtain the remaining amount due. On October 17, 2002, MDI reached an agreement with Merrill whereby MDI assumed responsibility for the remaining unpaid amount of the judgment and related costs totaling $145,000 and agreed to pay such amount no later than November 15, 2002. In February 2004, MDI settled the amount due to Merrill and fully satisfied all obligations owed to Merrill. The citation proceedings against MDI were dismissed.

         On July 31, 2002, MDI entered into a settlement and mutual release agreement with Trek Diagnostic Systems, Inc. ("Trek") related to a claim of breach of representations and warranties included in an agreement under which AccuMed sold its microbiology business and related assets to Trek in 1999. Under the settlement agreement, MDI executed an $80,000 promissory note in favor of Trek. The note required principal payments of $40,000 each on September 1 and December 1, 2002. MDI made the initial payment and Trek filed suit against MDI (Court of Common Pleas Cuyahoga County, Ohio (Case No. CV 03 492582)) on January 23, 2003 to collect the remaining $40,000 plus interest at 8% per annum and legal and other costs. On April 18, 2003, judgment was entered against MDI in the amount of $40,000 plus interest. Trek initiated citation proceedings against MDI in the Circuit Court of Cook County, Illinois in 2003. In March 2004, MDI entered into a final settlement agreement with Trek and fully satisfied all amounts due to Trek. The citation proceedings against MDI were dismissed.

         PENDING AS OF DECEMBER 31, 2003 AND MARCH 31, 2004

         Prior to our acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for premises located at 900 and 920 N. Franklin in Chicago, Illinois (Circuit Court of Cook County (Case No. 01 M1 725821)). Garrett originally claimed approximately $50,000 was due them. Following completion of our acquisition of AccuMed, management vacated AccuMed's leased facility and consolidated its operations into our headquarters facility. However, Garrett continued to claim ongoing rent and amended its complaint in 2002 claiming approximately $148,000 in unpaid rent and related legal costs through July 2002. On July 18, 2002, judgment was entered in favor of Garrett and against AccuMed in the amount of approximately $157,000. On December 20, 2002, pursuant to a court order, Garret seized approximately $12,500 from an MDI bank account, as a partial payment against the judgment amount. The unpaid remainder of the judgment, approximately $136,000 including interest, will continue to accrue interest until paid in full. Since AccuMed had a continuing obligation for the minimum lease payments, MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments. We are contesting the right of Garrett to pursue collection of the judgment against the assets of MDI. Management believes that the amount of the accrued lease obligation recorded as of December 31, 2003 is sufficient to cover any remaining expenses of this litigation and the related judgment. During the first quarter of 2004, MDI reached a preliminary settlement on the outstanding judgment, which required six monthly payments of $13,724 each. MDI has made the first two required monthly payments. MDI also agreed to issue 280,000 shares of its common stock as part of the final settlement. The issuance of the shares is subject to shareholder approval of an increase in the number of authorized shares of common stock.

         On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by The Cleveland Clinic Foundation in the Peoples Republic of China on behalf of MDI. On December 8, 2003, a default judgment in the amount of $260,000 was entered against MDI. At December 31, 2003, MDI has recorded the full amount owing to The Cleveland Clinic Foundation as a liability in its accounts. MDI is currently engaged in settlement discussions with The Cleveland Clinic Foundation.

         On January 2, 2003, Bowne of Chicago, Inc. ("Bowne") filed suit against MDI (Circuit Court of Cook County, County Department-Law Division (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided to MDI by Bowne during the period October 25, 2001 through November 7, 2002. While MDI is actively defending itself against the suit claiming the charges for printing services provided during the period mentioned above were excessive, management has taken a conservative position and recorded the entire amount of the Bowne invoices as outstanding accounts payable on the records of MDI. MDI is currently engaged in settlement discussions with Bowne.

         On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, our Chairman, (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03C 0184)) claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich in relation to Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of our common stock at various prices. In November 2002, our Board of Directors approved the issuance of 200,000 shares of our common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of our common stock; however, in order to comply with securities laws, we issued the shares of our common stock to Monsun with a restrictive legend, which permits their sale only in compliance with Rule 144 of the ACT. MDI has recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2003 as a note payable on its records. In March of 2004, Monsun obtained a judgment against Mr. Gombrich in the amount of $675,000. Monsun is currently seeking to obtain an additional $545,000 to cover legal fees and costs incurred in enforcing the Guaranty Agreement. Since Mr. Gombrich's potential liability under the suit, including the failure to deliver registered shares of our common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, our Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. Management and counsel are unable to determine the result of this pending litigation as of March 31, 2004.

         We are the defendant in several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims.

         MDI is a defendant in several wage claims brought by former employees seeking to collect amounts due for unpaid wages and severance benefits. MDI has recorded the amounts due in its records and is attempting to settle these actions

         On May 16, 2003, the Company, together with its subsidiaries, AccuMed International, Inc. ("AccuMed") and Oncometrics Imaging Corp. ("Oncometrics"), filed suit against MonoGen, Inc. ("MonoGen"), its President, Norman J. Pressman ("Pressman"), and another individual, in the Circuit Court of Cook, County, Illinois (Docket No. 03 CH 08532) (the "State Case"). The dispute that gave rise to the State Case arose out of two license agreements, one between AccuMed and MonoGen, and the other between Oncometrics and MonoGen, in which the rights to limited use of certain intellectual property were granted to MonoGen in return for one-time license fee payments totaling $500,000 (the "License Agreements"). At the time the License Agreements were entered into, the Company had not yet acquired AccuMed and Oncometrics. A portion of the intellectual property subject to the License Agreements was originally licensed by Oncometrics from an entity now known as the British Columbia Cancer Agency ("BCCA"). Pressman was the President of both AccuMed and Oncometrics when the License Agreements were negotiated and executed. Shortly after the License Agreements were signed, Pressman became the President of MonoGen. The Complaint filed in the State Case (the "State Case Complaint") alleged that certain rights to the subject intellectual property were transferred to MonoGen at a below-market price. The State Case Complaint also asserted that the consent of BCCA to the sublicensing of its technology, which was required by the Oncometrics License Agreement, had not been obtained, and that, to the extent BCCA's consent was required, Pressman breached his fiduciary duties to AccuMed and Oncometrics by failing to obtain such consent. The State Case Complaint also alleged that Pressman breached his fiduciary duties by negotiating below-market license fees for the subject technology with his future employer, MonoGen.

         Almost a year before the State Case Complaint was filed, MonoGen had, in July, 2002, initiated an arbitration proceeding against the Company, AccuMed and Oncometrics (collectively, the "MDI Group") in which MonoGen claimed that the MDI Group was violating MonoGen's rights, and breaching many of the MDI Group's obligations, under the License Agreements. In an effort to resolve this dispute, the MDI Group and MonoGen entered into a settlement agreement (the "Technology Agreement") as of December 23, 2002, pursuant to which certain understandings were reached, including an agreement concerning the MDI Group's sales of certain systems to a number of specifically identified customers, and the royalties to be paid by the MDI Group to MonoGen based on those sales. The Technology Agreement, which also included an arrangement for the MDI Group's maintenance of the patents licensed to MonoGen, did not have the desired effect of finally resolving the dispute among the parties. Thus, the MDI Group filed the State Case Complaint. MonoGen was able to obtain a dismissal for itself from the State Case on the ground that all disputes arising from the agreements with the MDI Group members were required to be submitted to arbitration. The State Case continued against the individual defendants.

         In July 2003, MonoGen proceeded to file a Second Demand for Arbitration against the members of the MDI Group, but no proceedings were held with respect to that demand. In December, 2003, MonoGen filed a Third Amended Demand for Arbitration, in which MonoGen alleged that the MDI Group had breached its agreements with MonoGen by, among other things, (i) licensing other parties to use technologies that the MDI Group exclusively licensed to MonoGen, (ii) not maintaining the patents that were the subject of the MDI Group's licenses to MonoGen, and (iii) not providing MonoGen with information in regard to improvements made to the technologies licensed to MonoGen by the MDI Group. MonoGen also claimed that the MDI Group had defamed MonoGen in statements impugning MonoGen's rights to the licensed technologies. The MDI Group has denied MonoGen's claims, and has asserted in a counterclaim that the agreements relied upon by MonoGen are invalid. The parties are presently engaged in discovery with respect to this arbitration and the claims asserted in the arbitration are scheduled for a hearing before a panel of American Arbitration Association arbitrators in June, 2004.

         Because the same basic issues were involved in both the State Case and the arbitration proceeding, and because the License Agreements and the Technology Agreement can only be declared invalid in the arbitration proceedings, the MDI Group decided to concentrate all of its efforts in regard to this matter in the arbitration and therefore entered into an agreement with the remaining defendants in the State Case in February, 2004 to have that suit fully and finally dismissed.

         On April 14, 2003, we received a notification from the attorney for the licensor, Dr. Bruce Patterson, under the License and Development Agreement covering certain HPV technology, which forms the basis for our In-Cell HPV test, indicating that the licensor intended to terminate the license in accordance with a specific clause of the license, which permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all of our assets and that such assets are pledged as security under debt instruments and that such pledges are not included under events which would permit the licensor to terminate the license. We, and our counsel, believe that MDI would prevail should the licensor attempt to pursue a termination action.

         On July 2, 2003, Dr. Patterson and his company Invirion, Inc. filed suit against MDI in the Circuit Court of Cook County, Illinois (Case No. 03 L
7995). Dr. Patterson seeks approximately $86,000 that he claims is due from MDI under an agreement for his scientific consulting services. This is a dispute with the licensor over completion of the third milestone of the license under which completion requires process and procedure verification by an independent third party. This verification requirement has not been satisfied as of yet, and therefore MDI is contesting this claim. Invirion, in a separate claim, seeks approximately $57,500 for certain HPV test kits that it claims were sold to MDI. MDI is engaged in settlement discussions with Dr. Patterson and Invirion to resolve all outstanding issues.

         On November 18, 2003, the Medical College of Georgia Research Institute, Inc. filed suit against MDI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for MDI. Georgia Research Institute claims that the principal amount of the obligation due from MDI is approximately $86,700. However, Georgia Research Institute is seeking to collect approximately $315,300 pursuant to an interest provision of 10% per month. MDI is contesting this lawsuit, but has made attempts to resolve this dispute by settlement.

         NEW PROCEEDINGS 2004

         On February 18, 2004, current and former employees Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee filed suit against MDI and one of its officers in the Circuit Court of Cook County, Illinois (04 L 1941). These individuals are seeking to recover wages and other compensation allegedly due to them. Mr. Kussworm seeks approximately $68,600, Ms. Kawaguchi seeks approximately $37,200, and Ms. Keesee seeks approximately $124,800; all amounts exclude interest, court costs, and attorney fees. MDI is engaged in settlement discussions with these three individuals to resolve all outstanding issues.

         MDI received information that on January 29, 2004, the law firm Ungaretti & Harris filed suit against Accumed International Inc. in the Circuit Court of Cook County, Illinois (04 L 1101), to collect for fees rendered prior to December 31, 2003. Although Accumed has not been formally served with summons and has not seen the legal complaint, it is believed that Ungaretti & Harris is seeking to collect approximately $179,230.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

MARKET INFORMATION

         Our common stock is quoted on the Nasdaq Over-the-Counter Bulletin Board Market under the symbol "MCDG" (prior to September 25, 2001 our common stock traded under the symbol "AMPM"). Between May 27, 2003 and October 6, 2003 our common stock traded on the Over-the-Counter Pink Sheet Market under the symbol MCDG. AccuMed's common stock was quoted on the Nasdaq Over-the-Counter Bulletin Board under the symbol "ACMI".

         The following table lists the high and low closing sale prices per share of our common stock for the periods indicated, as reported on the Nasdaq Over-the-Counter Bulletin Board. These prices represent prices between dealers, and may not include retail mark-ups, mark-downs, or commissions and may not reflect actual transactions.

                                                            CLOSING SALES PRICE
                                                             RANGE OF COMMON
                                                                   STOCK
                                                                   -----
                                                             HIGH         LOW
                                                             ----         ---

     Year Ended December 31, 2003
     1st Quarter....................................     $     0.21   $    0.08
     2nd Quarter....................................     $     0.42   $    0.20
     3rd Quarter....................................     $     0.37   $    0.21
     4th Quarter....................................     $     0.25   $    0.15

     Year Ended December 31, 2002
     1st Quarter....................................     $    1.190   $   0.820
     2nd Quarter....................................     $    1.120   $   0.690
     3rd Quarter....................................     $     .750   $   0.380
     4th Quarter....................................     $     .340   $   0.130

HOLDERS

         As of March 31, 2004, we had approximately 1,383 record holders of our shares of common stock. This number does not include other persons who may hold only a beneficial interest, and not an interest of record, in our common stock.

DIVIDENDS

         We have not paid a cash dividend on common shares, and the Board of Directors is not contemplating paying one for the foreseeable future. We paid non-cash dividends, in the form of newly issued shares of our common stock, amounting to $444,297 and $392,869 during 2003 and 2002 respectively, to holders of preferred stock who elected to convert their preferred shares and cumulative dividends into our common stock. We have a contingent obligation to pay cumulative dividends on various Series of convertible preferred stock in the amount of $3,039,000, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into our common stock. Cumulative dividends for various Series of convertible preferred stock total approximately $4,768,000 at December 31, 2003, including $1,552,000 in deemed dividends arising as a result of beneficial conversion features on Series' B and C convertible preferred stock sold during 2001.

STOCK TRANSFER AGENT

         Our stock transfer agent is LaSalle Bank NA, 135 South LaSalle Street, Chicago, IL 60603, and its telephone number is (312) 904-2000.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II Convertible Promissory Notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note and $305,667 in exchange for a note payable from Peter P. Gombrich, the Company's Chairman, for a total issuance during the year of $3,345,867. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion price of the notes issued during 2002 and those issued during 2003 was less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $1,826,743 to reflect amortization of the discount during the twelve months ended December 31, 2003. The Bridge II notes automatically convert into shares of Common Stock (subject to adjustments for stock splits, etc.) upon a "Qualified Financing Transaction," which means a transaction in which the Company closes a new debt or equity financing prior to the maturity date that results in net proceeds to the Company of at least four million dollars ($4,000,000). At the time MDI completes significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. In September 2003, an amendment to the Bridge II Convertible Promissory Notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture also offered an increase in the warrant coverage ratio from 25% to 33%. The Bridge II offering was closed as of December 5, 2003.

         In January 2003, MDI issued 1,000,000 shares of common stock in exchange for services to a non-employee professional services firm. MDI calculated a fair value of $100,000 for these shares based on the value of the shares on the date of the issuance and recorded the amount as investor relations expense as of March 31, 2003.

         On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, the wife of Peter Gombrich, MDI's Chairman, in exchange for cash. The note bore interest at the rate of 12% per annum and was convertible into the common stock of MDI at a conversion price of $0.10 per share. As additional consideration, MDI granted the holder a warrant to purchase 1,000,000 shares of the common stock of MDI at an exercise price of $0.15 per share. MDI also granted the holder a first priority security interest in all of the Company's assets. MDI used all of the cash proceeds from the note to fund the $100,000 cost of an option to repurchase all of its assets from Round Valley Capital, LLC and to make the $900,000 payment required to exercise the purchase option in conjunction with the final settlement of the loan with Round Valley Capital, LLC. On April 2, 2004, in conjunction with the release of funds from the Bathgate Capital Partners offering, the Convertible Promissory Note due to Suzanne M. Gombrich was paid in full and her first priority security interest in all the Company's assets was released. The payment on the $1,000,000 Convertible Promissory Note and $126,113.52 of accrued interest as of April 2, 2004 was in the form of $936,114 in cash and 1,900,000 shares of common stock of the Company.

         May 2003, MDI issued 875,000 shares of common stock in exchange for services to a non-employee professional services firm. MDI calculated a fair value of $218,750 for these shares based on the market value of the shares on the date they were due and is amortizing the amount over the remainder of the service contract.

         In June 2003, MDI issued 83,642 shares of common stock to a non-employee service vendor in lieu of payment for unpaid service invoices. MDI determined the value of the shares to be $12,463, which represented the amount of the unpaid invoices.

         In July 2003, MDI issued 1,400,000 shares of common stock to non-employees for past and future financing and consulting services. MDI calculated a fair value of $504,000 for these shares based on the fair market value of the shares on the date they were issued. Of the total amount, $216,000 is being amortized over the life of the services contract. In August 2003, MDI issued 170,000 shares of common stock to a non-employee financial consultant for past financing services. MDI valued the shares at $51,000.

         In October 2003, MDI issued 133,333 shares of common stock to a non-employee supplier in lieu of payment for unpaid invoices. MDI valued the shares at $18,935.

         In December 2003, MDI issued 550,000 and 100,000 shares of common stock to two non-employee service vendors in lieu of payment for current and future services. MDI valued the shares at $81,950 and $15,900, respectively.

         In August 2003, MDI issued 1,100,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $341,000 using the Black-Scholes valuation model and recorded the amount as a current year administrative expense.

         In September 2003, MDI issued 1,335,000 warrants with an exercise price of $0.20 per share to non-employee financial consultants for past financial services. MDI valued the warrants at $347,100 using the Black-Scholes valuation model and recorded the amount as a current year administrative expense.

         In September 2003, MDI issued 500,000 warrants with an exercise price of $0.17 per share to a non-employee consultant in lieu of payment for current and future services. MDI valued the warrants at $150,000 using the Black-Scholes valuation model and is amortizing the amount over the twelve-month period of the consulting term.

         In November 2003, MDI issued 92,145 warrants with an exercise price of $0.20 per share to Bridge I investors upon conversion of their notes per the indenture agreement. MDI valued the warrants at $16,586 using the Black-Scholes valuation model and recorded the amount as a current year administrative expense.

         In 2003, holders converted 35,437 shares of Series A convertible preferred stock into 15,478 shares of unregistered common stock.

         In 2003, a holder converted 66,000 shares of Series C convertible preferred stock, including dividends due thereon as of the conversion date, into 380,403 shares of unregistered common stock.

         In 2003, holders of the Bridge I convertible promissory notes converted notes and accrued interest totaling $55,287 into 368,579 shares of unregistered common stock.

         In 2003, holders of the Bridge II convertible promissory notes converted notes and accrued interest totaling $510,300 into 5,103,000 shares of unregistered common stock.

         We issued the common stock, convertible promissory notes, and warrants pursuant to exemptions under Section 4(2) of the Securities Act of 1934 as amended.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.


EQUITY COMPENSATION PLAN INFORMATION

                                               EQUITY COMPENSATION PLAN INFORMATION

                 PLAN CATEGORY                     NUMBER OF SECURITIES     WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                                                    TO BE ISSUED UPON       EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                                       EXERCISE OF        OUTSTANDING OPTIONS,   FUTURE ISSUANCE UNDER EQUITY
                                                   OUTSTANDING OPTIONS,   WARRANTS, AND RIGHTS        COMPENSATION PLANS
                                                   WARRANTS AND RIGHTS                               (EXCLUDING SECURITIES
                                                                                                   REFLECTED IN COLUMN (A))
EQUITY COMPENSATION PLANS APPROVED BY SECURITY             (A)                     (B)                        (C)
HOLDERS
  1999 EQUITY INCENTIVE PLAN AS AMENDED -
          5,500,000 SHARES                              3,494,648                $1.1733                   1,332,685
  1999 EMPLOYEE STOCK PURCHASE PLAN -
               200,000 SHARES                               --                     --                       160,415
EQUITY COMPENSATION PLANS NOT APPROVED BY
SECURITY HOLDERS
  WARRANTS ISSUED WITH DEBT (1)                         7,964,645                $0.4835                       0
  WARRANTS ISSUED FOR FINDERS SERVICES (2)              4,705,192                $0.4864                       0
  WARRANTS ISSUED FOR IR SERVICES (3)                     680,000                $0.8603                       0
  WARRANTS ISSUED OF OTHER SERVICES (4)                 1,051,493                $0.0861                       0
  WARRANTS ISSUED FOR ASSET ACQUISITIONS (5)              172,120                $0.82                         0
  WARRANTS FROM ACCUMED ACQUISITION (6)                 1,074,056                $7.1769                       0
  (7)

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

5) During 2001, MDI issued warrants under an agreement to acquire a thirty percent (30%) interest in Cell Solutions, Inc., a company assisting in the development of MDI's products.

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

7) See Footnotes No. 8: Stockholders' Equity and No. 11: Equity Incentive Plan and Employee Stock Purchase Plan to the Consolidated Financial Statements for additional specifics on the Plans listed above and other issuances of equity for compensation.

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

         For financial reporting and accounting purposes, the acquisition was accounted for as a reverse acquisition whereby InPath was deemed to have acquired Bell National. However, Bell National was the continuing legal entity and registrant for SEC filing purposes and income tax filing purposes, until its merger into Ampersand in May 1999. Because Bell National was a non-operating public shell company with nominal assets and InPath was a private operating company, the acquisition was recorded as the issuance of stock for the net monetary assets of Bell National, accompanied by a recapitalization and no goodwill or other intangible assets were recorded in accordance with generally accepted accounting principles.

         On September 25, 2001, the Company changed its corporate name to "Molecular Diagnostics, Inc." in order to better represent its operations and products. The name change was effected by the merger of Ampersand's wholly owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand. The Company retained its Certificate of Incorporation, except as amended to reflect its new name, bylaws and capitalization.

         The Company is focused on the design, development and marketing of the InPath System of products. These products are intended to screen for cancer and cancer related diseases. These products may be used in a laboratory, clinic or doctor's office.

         The Company had a wholly owned subsidiary, Samba Technologies, Sarl. Samba designed, developed, and marketed web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. A significant portion of 2002 revenues and nearly all revenues reported for prior periods, since the inception of the Company, were generated by Samba. Since December 20, 2002, Samba operated under the protection of the French Commercial Court in compliance with the bankruptcy laws of France. On December 19, 2003 the French Commercial Court finalized the liquidation sale of Samba's assets. As of the date of the sale, we lost all rights and title to Samba's assets, and we reflected this involuntary liquidation in our December 31, 2003 financial statements. While the bankruptcy sale of Samba's assets impacts our ability to generate revenue in the short-term, we do not believe that sale of Samba's assets will have a negative material impact on our operations.

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

         On October 11, 2001, MDI obtained a 30% investment in Cell Solutions, LLC. Cell Solutions was formed for the purposes of developing and improving slide preparation systems. As consideration, MDI provided Cell Solutions five-year warrants to purchase 172,120 shares of common stock with an exercise price of $0.82. These warrants were valued using Black-Scholes and determined to have a value of $127,000. MDI included the value of these warrants as an investment at December 31, 2001. MDI determined the fair value of the investment to be impaired at December 31, 2001. The investment was written down to zero as a result of the uncertainty of future benefit or revenue stream.

         MDI is contractually committed to issue a total of 1,549,086 warrants with the same terms based upon delivery of certain products by Cell Solutions. As of December 31, 2003, Cell Solutions had not delivered these products and MDI was not liable for the issuance of the warrants.

         The Company has incurred a significant operating loss since its inception. The Company has raised approximately $31,682,000 since March 1998. The Company expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and to develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern may depend upon it securing substantial additional financing. Management's plans include efforts to obtain additional capital. During 2003 and 2002, we raised approximately $4,346,000 and $3,825,000, respectively through the issuance of short-term convertible debt. During 2004, through April 2, we raised an additional $2,792,000 through the issuance of long-term convertible debt. There can be no assurance that the Company will continue to be successful in raising capital. If the Company is unable to obtain additional capital or generate profitable sales revenues, the Company may be required to curtail its product development and other activities and may even be forced to cease operations.

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

SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION. Molecular Diagnostics, Inc. recognizes revenue upon shipment of product or license to customers and no remaining Company obligations or contingencies exist. Revenue from training services and professional services is recognized when the service is completed

         LICENSE, PATENTS, AND TECHNOLOGY. Licenses, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are capitalized when incurred. Costs related to abandoned or denied patent applications are written off at the time of abandonment or denial. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to seventeen years. The Company assesses licenses, patents, & technology quarterly for impairment.

         STOCK COMPENSATION. As permitted by the Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS
123), Molecular Diagnostics, Inc. uses the intrinsic value method to account for stock options as set forth in Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25).

         APPLICATION OF BLACK-SCHOLES VALUATION MODEL. In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 5% and 6% for 2003 and 2002, respectively, a volatility factor of 208% and 90% for the 2003 and 2002 periods, respectively, and a fair value of the underlying common shares of closing market price on the date of the grant for both periods. The expected life equaled the term of the warrants, options, or restricted shares.

         REVENUE

         Revenues for the year 2003 were $379,000, a decrease of $338,000, or 47%, over revenues for the year 2002. The 2003 revenue decrease was the result of decreases in the sales of AccuMed related products and services. Revenues for the year 2002 were $717,000. Revenues and related costs and expenses have been adjusted to reflect the liquidation of MDI's French subsidiary, Samba, and its reclassification as a discontinued operation.

         COSTS AND EXPENSES

         COST OF GOODS SOLD

         Cost of goods sold for 2003 amounted to $143,000, a decrease of $103,000, or 42%, over 2002 cost of goods sold. The decrease was primarily the result of a reduction in the number of AcCell instruments sold during the year. Cost of goods sold for 2002 amounted to $246,000.

         RESEARCH AND DEVELOPMENT

         We devote a substantial amount of our resources to research and development ("R&D") related to our products, including markers, tests, instruments and software applications.

         In 2003, our R&D expenses were $580,000, a decrease of $2,672,000, or 82% over 2002 expenses. The decrease was the result of not having a clinical trial in process during 2003, which provided a $1,585,000 reduction in trial costs and related reductions in payroll of $305,000 and consulting fees of $699,000.

         In 2002, our R&D expenses were $3,252,000, a decrease of $552,000, or 15%, over 2001 R&D expenses. The decrease was the result of reductions in product development costs because the majority of product development was completed in prior years, and a corresponding reduction in consulting costs.

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

         In order to reduce the cash impact of our R&D expenses, a portion of the compensation paid to consultants may be in the form of awards of our common stock (with restrictions attached) or grants of options to purchase our common stock. Since these awards and/or option grants cover services to be performed over a future time period, we are required to calculate their market value at the end of each reporting period until the work is complete. Included in the above R&D expense amounts for 2003 and 2002 are non-cash expenses of $12,000 and $92,000, respectively, related to the calculated cost of these share awards and options that were charged to expense in each period.

         SELLING, GENERAL AND ADMINISTRATIVE

         Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal or accounting services, travel costs, fees for public and/or investor relations services, insurance premiums, recruitment fees, marketing related costs, amortization and depreciation.

         In 2003, selling, general and administrative expenses ("SG&A") were $6,230,000, a decrease of $1,490,000, or 19% over similar expenses of 2002. The decrease includes: $964,000 in legal expenses, $921,000 in payroll related to the staffing reductions and a $1,384,000 reduction in professional costs and other general and administrative costs related to the overall expense reduction plan. These reductions were offset by an increase in financing costs of $1,969,000 related to the Bridge II offering finders fee costs.

         In 2002, selling, general and administrative expenses ("SG&A") were $7,720,000, an increase of $1,696,000, or 28%, over similar expenses for 2001. The increase includes: $780,000 in legal expenses related to various public and private offerings as well as increased litigation costs related to the RVC loan transaction; $406,000 in financing cost primarily related to the RVC loan transaction; $597,000 in printing, accounting and other professional fees related to the aforementioned offerings; and approximately $450,000 in additional amortization resulting from the AccuMed acquisition. These increases were offset by reductions of $250,000 reduction in investor relations expenses and $250,000 in administrative related payroll expenses.

         In order to reduce our cash SG&A expenses, we may issue shares of our common stock (with restrictions attached) or grant options, or warrants to purchase shares of our common stock in lieu of compensation or payments for financial advisory work, including advice on deal structure, finder fees, investor relations and introductory services, and general financial and investment advice. If the services are completed, we record an expense based on the value of the services. If the services are to be completed over a future period of time, we are required to calculate a market value for the shares, options, or warrants at the end of each reporting period until the services are completed. Included in the above SG&A expense amounts for 2003 and 2002 are non-cash expenses of $1,906,000 and $1,078,000, respectively, related to the calculated cost of these share awards, options and warrants, charged to expense in each period.

         IMPAIRMENT LOSS

         In 2003, MDI recorded an impairment loss of $283,000. This loss was comprised of the write-off of the full amount of MDI's goodwill recorded on the acquisition of AccuMed. At December 31, 2003, management determined several factors, principally that contracts and sales relating to the AccuMed products failed to materialize, indicating that the carrying value of goodwill from the AccuMed acquisition was impaired.

         OTHER INCOME AND EXPENSE

         INTEREST INCOME

         We had no interest income during 2003 and 2002.

         INTEREST EXPENSE

         In 2003, our interest expense amounted to $3,255,000, an increase of $1,668,000, or 105% over 2002 interest expense. The increase related to an increase of $1,236,000 in amortization of debt discount arising from the beneficial conversion feature of Bridge II convertible promissory notes and $1,500,000 in Bridge II interest expense on the promissory notes. The increases were offset by a reduction in interest expense of $1,050,000 related to the return shares and warrants related to the payoff of the RVC loan in 2003.

         In 2002, our interest expense amounted to $1,587,000, an increase of $1,070,000, or 207% over 2001 interest expense. The entire increase can be attributed to the amortization of debt discount arising from the beneficial conversion feature of Bridge I and Bridge II convertible promissory notes.

         OTHER INCOME AND EXPENSE, NET

         In 2003, MDI recorded a $308,000 in Other Income and Expense, net, which included $525,000 in restructuring income due to the beneficial settlement of outstanding accounts payable. In addition, the Company recorded the realization of a currency translation loss of $220,000 related to the former Samba operations.

         In January 2002, MDI received $150,000 as an out-of-court settlement of a lawsuit.

         OPERATION FROM DISCONTINUED OPERATIONS/GAIN FROM INVOLUNTARY CONVERSION

         The Company's subsidiary Samba, which had maintained its normal operations under the protection of the French Commercial Court, during the 2003 was liquidated by the court appointed Administrator on December 19, 2003. Upon the December 19, 2003 bankruptcy liquidation sale, we lost all rights and title to the Samba's assets and reflected a loss from discontinued operations of $75,000 and a gain from involuntary conversion of $292,000 in 2003. The 2002 Samba operating activity was also restated to reflect the loss from discontinued operations, which amounted to a net loss of $23,000.

         NET LOSS

         Our net loss for 2003 was $9,587,000. Cumulative dividends for 2003 on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock, and Series E convertible preferred stock totaled $1,473,000. The combined total of the loss and the preferred dividends results in a net loss applicable to common stockholders of $11,060,000, or $0.27 per share on 40,695,186 weighted average shares outstanding. The 2003 weighted average shares outstanding reflect additional shares issued during the year and shares issued as the result of the conversions of Bridge I and II Convertible Promissory Notes and shares of Series C convertible preferred stock, Series E convertible preferred stock, and their related cumulative dividends into our common stock.

         Our net loss for 2002 was $11,960,000. Cumulative dividends for 2002 on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock, and Series E convertible preferred stock totaled $2,012,000. The combined total of the loss and the preferred dividends results in a net loss applicable to common stockholders of $13,972,000, or $0.49 per share on 28,704,245 weighted average shares outstanding. The 2002 weighted average shares outstanding reflect additional shares issued during the year and shares issued as the result of the conversions of shares of Series B convertible preferred stock, Series C convertible preferred stock, and Series E convertible preferred stock, and their related cumulative dividends into our common stock. They also reflect the issuance of 5,750,000 of our common stock as additional collateral on the RVC loan. Although these shares are treated as issued and outstanding at December 31, 2002, they were returned to MDI in 2003 and we cancelled them in April of 2003. If we had not treated these shares as outstanding at December 31, 2002 the net loss applicable to common stockholders would have been $0.52 per share.

         LIQUIDITY AND CAPITAL RESOURCES

         R&D, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We may be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $2,989,000 and $4,227,000 during 2003 and 2002, respectively, in operating activities.

         We had severe liquidity problems during 2003. As a result, we were forced to cut staff and reduce our operations to a minimum level. Officers refrained from drawing salaries during the first quarter as well as parts of the second, third and fourth quarters of 2003 in order to reduce demands on our limited cash position. We were able to raise funds under the Bridge II convertible promissory notes during 2003. The proceeds of the notes were used to satisfy certain obligations coming due at that time as well as a limited amount of current operational expenses.

         At December 31, 2003, we had no cash on hand, a decrease of $42,000 over cash on hand at December 31, 2002 of $42,000. This decrease results from our loss from operations and our inability to raise sufficient new capital due to very unfavorable conditions in financing markets, both public and private, for companies in general, and especially for small life sciences companies such as ours. We were unable to raise sufficient funds during the year to maintain adequate cash reserves and to meet the ongoing operational needs of the business.

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

         In February 2002, we issued a $118,500 promissory note to Schwartz Cooper Greenberger & Krauss ("SCGK") in exchange for past legal services regarding the settlement of litigation in which we were represented by SCGK. We repaid the note in September of 2002. As part of the settlement related legal services, we also issued a warrant to SCGK entitling the holder to purchase 750,000 shares of our common stock at an exercise price of $0.01 per share. We calculated a fair value of $675,000 for the warrant using the Black-Scholes valuation method and recorded the amount as legal fees during 2002.

         Between March 22, 2002 and June 28, 2002, we issued $3,185,000 in series Bridge I convertible promissory notes to accredited investors. Included in the total amount of Bridge I notes issued is a note issued to NeoMed Innovations III, which represents the conversion of an outstanding convertible promissory note, including $60,000 in accrued interest due thereon, into a Bridge I convertible promissory note. The notes are due December 31, 2002, bear interest at the rate of 7% per annum and are convertible at any time into our common stock at a conversion price equal to 75% of the market price of our common stock on the date of the conversion. In addition, we issued a warrant, which entitled each holder to purchase one share of common stock, at an exercise price of $0.25 per share, for each dollar principal amount of notes. We calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during the 2002. At the time of conversion of the note, the holder is entitled to receive a Private Warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price. Since the measurement date of these warrants was not determined as of December 31, 2003, we have not determined a value for these warrants as of that date. Since the conversion price of the notes is at a 25% discount to the market price of our common stock, the holder is considered to have a beneficial conversion feature. We determined the value of this beneficial conversion feature to be $1,049,808 and recorded this amount as additional interest expense during 2002. In February 2003, NeoMed Innovations III converted $1,060,000 in principal amount of Bridge I convertible promissory notes into Bridge II convertible promissory notes. In November 2003, two note holders converted $50,000 in principal amount of notes and $5,287 in accrued interest into 368,579 shares of unregistered common stock. The remaining $2,075,000 in principal of Bridge I notes remains unconverted and outstanding at December 31, 2003. Management has extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at $0.15 per share. In addition, the Bridge I holders were also offered warrants to purchase one new share for every four shares acquired by the Bridge noteholder upon exercise of such holder's conversion rights under the note. As of April 14, 2004, this offer remained outstanding.

         In May 2002, we issued a warrant entitling the holder to purchase 51,493 shares of our common stock at an exercise price of $0.01 per share to a non-employee consultant in lieu of payment of consulting fees due for past services. We calculated a fair value of $50,969 for the warrant based on the value of the consulting fees due. We recorded the amount as a reduction of accounts payable.

         In July 2002, we issued 113,832 shares of our common stock to a vendor in lieu of payment in cash for services. We calculated a fair value for the shares of $78,000 based on the value of the services and the market value of our common stock at the time of the transaction. We recorded the entire amount as administrative expense during 2002.

         In July 2002, we settled a claim brought by Trek Diagnostic Systems, Inc against AccuMed regarding breach of representations and warranties in a certain agreement under which Trek purchased the microbiology business of AccuMed in 2000. We issued a promissory note to Trek in the amount of $80,000, payable in two equal installments on September 1 and December 1, 2002. We made the first payment but did not make the second causing a default on the note. Trek instituted legal action against us to obtain payment. We paid the remaining amount due during 2003 and a final settlement in the first quarter of 2004.

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

         Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. During 2003, MDI issued an additional $2,285,867 in principal amount of Bridge II notes. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion price of the notes issued during 2002 and those issued during 2003 was less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $1,826,743 to reflect amortization of the discount during the twelve months ended December 31, 2003. The Bridge II notes automatically convert into shares of Common Stock (subject to adjustments for stock splits, etc.) upon a "Qualified Financing Transaction," which means a transaction in which the Company closes a new debt or equity financing prior to the maturity date that results in net proceeds to the Company of at least four million dollars ($4,000,000). At the time MDI completes significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. In September 2003 an amendment to the Bridge II Convertible Promissory Notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture also offered an increase in the warrant coverage ratio from 25% to 33%. The Bridge II offering was closed as of December 5, 2003.

         In November 2002, we issued 400,000 shares of our common stock to a former employee / consultant in settlement of litigation. We calculated a fair value for the shares of $84,000 based on the market price of our common stock on the date the shares were issued. We recorded the entire amount as research and development expense during 2002.

         In November 2002, we issued 225,001 shares of our common stock to a non-employee consultant as payment for past consulting services in accordance with the provisions of a contract we have with the consultant. We determined a fair value of $180,000 for the shares based on the market price of our common stock on the date the shares were issued. We recorded a reduction in accrued expenses of $130,000 and we recorded the remaining amount as research and development expense during 2002.

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

         On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, the wife of Peter Gombrich, MDI's Chairman, in exchange for cash. The note bears interest at the rate of 12% per annum and is convertible into the common stock of MDI at a conversion price of $0.10 per share. As additional consideration, MDI granted the holder a warrant to purchase 1,000,000 shares of the common stock of MDI at an exercise price of $0.15 per share. MDI also granted the holder a first priority security interest in all of the Company's assets. MDI used all of the cash proceeds from the note to fund the $100,000 cost of an option to repurchase all of its assets from Round Valley Capital, LLC and to make the $900,000 payment required to exercise the purchase option in conjunction with the final settlement of the loan with Round Valley Capital, LLC. The principal amount of the Convertible Promissory Note was repaid on April 2, 2004.

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

         In July 2003, MDI issued 1,400,000 shares of common stock to non-employees for past and future financing and consulting services. MDI calculated a fair value of $504,000 for these shares based on the fair market value of the shares on the date they were issued. Of the total amount $216,000 is being amortized over the life of the services contract. In August 2003, MDI issued 170,000 shares of common stock to a non-employee financial consultant for past financing services. MDI valued the shares at $51,000.

         In October 2003, MDI issued 133,333 shares of common stock to a non-employee supplier in lieu of payment for unpaid invoices. MDI valued the shares at $18,935.

         In December 2003, MDI issued 550,000 and 100,000 shares of common stock to two non-employee service vendors in lieu of payment for future services. MDI valued the shares at $81,950 and $15,900, respectively.

         In August 2003, MDI issued 1,100,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $341,000 using the Black-Scholes valuation model and recorded the amount as a current year administrative expense.

         In September 2003, MDI issued 1,335,000 warrants with an exercise price of $0.20 per share to non-employee financial consultants for past financial services. MDI valued the warrants at $347,100 using the Black-Scholes valuation model and recorded the amount as a current year administrative expense.

         In September 2003, MDI issued 500,000 warrants with an exercise price of $0.17 per share to a non-employee consultant in lieu of payment for future services. MDI valued the warrants at $150,000 using the Black-Scholes valuation model and is amortizing the amount over the twelve- month period of the consulting term.

         In November 2003, MDI issued 92,145 warrants with an exercise price of $0.20 per share to Bridge I investors upon conversion of their notes per the indenture agreement. MDI valued the warrants at $16,586 using the Black-Scholes valuation model and recorded the amount as a current year administrative expense.

         We incurred approximately $18,000 and $88,000 in capital expenditures for the years ended December 31, 2003 and 2002 respectively. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. The decrease in 2003 capital expenditures resulted from an effort to best utilize the limited investment resources available to the company during 2003.

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

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Financial Statements for the years ended December 31, 2003 and 2002, together with the reports of: Altschuler Melvoin and Glasser, LLP dated April 9, 2004 and June 26, 2003 on the Consolidated Financial Statements for the year ended December 31, 2003 and 2002; Auditeurs & Conseils Associes dated April 8, 2004 and June 26, 2003 on the Financial Statements of Samba Technologies SARL are filed as part of this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         RESIGNATION OF PRIOR AUDITORS:

         Ernst & Young LLP resigned as our auditors effective February 25, 2003.

         The reports of Ernst & Young LLP on our 2000 and 2001 financial statements, respectively, included an explanatory paragraph regarding our ability to continue as a going concern. The reports of Ernst & Young LLP on our consolidated financial statements for the aforementioned fiscal years did not contain an adverse opinion or a disclaimer of opinion and, other than as described in the preceding sentence, were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

         o Ernst & Young LLP reported that the financial oversight function to monitor and summarize appropriately the transactions and operations of the Company was ineffective.

         o Ernst & Young LLP reported that significant account reconciliations/analyses were not performed on a timely basis and additionally, in cases where reconciliations/analyses were prepared, reconciling items had not been investigated and reconciliations were not reviewed or approved.

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

         ENGAGEMENT OF NEW AUDITORS:

         The Board of Directors and the Audit Committee, after reviewing proposals from several firms, engaged Altschuler Melvoin and Glasser LLP as our auditors for the fiscal years ended December 31, 2003 and 2002. The engagement was effective April 30, 2003. During the two most recent fiscal years ended and through April 14, 2004, we did not consult with Altschuler, Melvoin and Glasser LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed; or, the type of audit opinion that might be rendered on our financial statements. Altschuler,

Melvoin and Glasser LLP has not provided us with a written report or oral advice regarding such principles or audit opinion.

ITEM 8A.                CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. Our former independent auditors, Ernst & Young, LLP, issued a report at the completion of their audit of our consolidated financial statements for the year ended December 31, 2001 detailing certain deficiencies in our internal control systems and procedures (See Item 9 of this Annual Report on Form 10-K). During 2002, we hired an independent consultant, Tatum CFO Partners, LLP ("Tatum"), to address the issues raised by Ernst & Young, LLP. In August of 2002, Tatum reported to the Audit Committee that it had assisted management in developing procedures, forms, checklists and reporting packages to address these deficiencies, and that progress had been made to improve our system of internal controls. Additional progress in these areas continued through the end of 2002 and during 2003. In designing and evaluating the controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.


Changes in internal controls
----------------------------

         There have been no significant changes in our internal controls, with the exception of those which may have temporarily arisen as a result of the departure of accounting personnel during the first half of 2003 and which reverted to their prior status as soon as new personnel were in place. Our principal financial officer joined MDI in June of 2003 and therefore his review was somewhat limited, and he was required to rely on our books and records, on comments from independent auditors regarding their recently completed audit, and on reviews and discussions with independent consultants who participated in the audit and the preparation of this report and with other members of management.



                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Name                               Offices and Positions, If Any, Held With the Company; AgE
         ----                               ---------------------------------------------------------
         Peter P. Gombrich..............    Chairman of the Board,  Director; Age 66
         Denis M. O'Donnell, M.D........    President and Chief Executive Officer, Director; Age 50
         Dennis L Bergquist.............    Chief Financial Officer; Age 43
         Alexander M. Milley............    Director; Age 51
         Robert C. Shaw.................    Director; Age 50*
         John Abeles, M.D...............    Director; Age 59

* Resigned on February 13, 2004.

         PETER P. GOMBRICH has been Chairman of the Board of the Company and a director since December 1998 and was also Chief Executive Officer from 1998 until his resignation on February 19, 2004. Mr. Gombrich served as Chairman of the Board and Chief Executive Officer of InPath, L.L.C. ("InPath"), a bio-molecular medical testing company, since Mr. Gombrich founded that company in March 1998. InPath was acquired by the Company in December 1998. In 1994, Mr. Gombrich founded AccuMed International, Inc., a cytopathology products company, and served as Chairman, President and Chief Executive Officer of AccuMed until January 1998. From 1990 until he founded AccuMed in 1994, Mr. Gombrich was a consultant in the cytology and microbiology industries. From July 1985 until September 1989, Mr. Gombrich was President and Chief Executive Officer, and from July 1985 until November 1990 was Chairman of the Board of CliniCom Incorporated, a bedside clinical information systems company, which he founded. In 1976, Mr. Gombrich co-founded St. Jude Medical, Inc., a life support medical device company, in which he served as Executive Vice President until 1980, when he became President of the pacemaker division of that company, serving in that position until 1982. Mr. Gombrich has a Bachelor of Science degree in Electrical Engineering from the University of Colorado/Denver and a Masters in Business Administration from the University of Denver.

         DENIS M. O'DONNELL, M.D. was appointed President and Chief Executive Officer on February 19, 2004 and has been a director of the Company since December 1998. From 1997 to 2003, he was a Managing Director of Seaside Advisors, L.L.C., an investment advisor to Seaside Partners a fund specializing in small capitalization private placements. Prior to joining Seaside Advisors, L.L.C., Dr. O'Donnell was President of Novavax, Inc. ("Novavax"), a company engaged in the development of pharmaceutical products, from its inception in 1995 to 1997. Dr. O'Donnell currently serves as a director and Chairman of Novavax. From 1991 to 1995, Dr. O'Donnell served as Corporate Vice President of Medical Affairs of Novavax, Inc., a clinical drug testing company. Prior to joining Novavax, Inc. in 1991, Dr. O'Donnell was Director of the Clinical Research Center at MTRA, Inc. a company engaged as investigator in human clinical trails. Dr. O'Donnell has been a director of ELXSI Corporation since 1996 and of Columbia Laboratories, Inc., a pharmaceutical company, since 1999. Dr. O'Donnell is a Fellow of the American College of Clinical Pharmacology.

         DENNIS L BERGQUIST was appointed Chief Financial Officer on June 1, 2003. Mr. Bergquist is a principal and founder of Bergquist & Bergquist, a financial consulting firm, established in 1990. The firm offers services in finance, restructuring, tax, accounting, operations, and executive services of a Chief Financial Officer on a temporary or permanent basis. Mr. Bergquist was Chief Financial Officer of DCNL Incorporated, a privately held beauty supply manufacturer and distributor from 1997 until its sale in 1998 to Helen of Troy, Inc. As both a consultant and Chief Financial Officer, he has been involved in raising private equity and various forms of secured and line-of-credit financing. Mr. Bergquist has a Bachelor of Science degree in Business Administration - Accounting from California State University - Fresno and an MBA in Finance from Cornell University. Mr. Bergquist is a licensed Certified Public Accountant in the State of California.

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

         ROBERT C. SHAW has been a Director of the Company since November 1989 and resigned on February 13, 2004. Mr. Shaw is President of Contempo Design, Inc., a firm specializing in the design of exhibits and retail environments.

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

AUDIT COMMITTEE

         The audit committee of the board of directors reviews the internal accounting procedures of the Company and consults with and reviews the services provided by our independent accountants. During 2003, the audit committee consisted of Messrs. Alexander Milley and John Abeles, both of whom are considered to be independent. Mr. Milley serves as the financial expert on the Audit Committee.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

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

         Based solely on the Company's review of copies of such reports it has received and of written representations from certain reporting persons concerning their beneficial ownership of the common stock, the Company believes that during 2003 all reports were timely filed except that Peter Gombrich is late in filing two reports.

ITEM 10.          EXECUTIVE COMPENSATION

                                  COMPENSATION

COMPENSATION OF DIRECTORS

         The Company compensates its non-management directors through the annual grant of options to purchase shares of common stock. The options are granted at the first directors meeting following the annual meeting of stockholders. The exercise price of the options is set at the fair market value determined by the closing price of the common stock as reported on the Over-the-Counter Bulletin Board on the date of the grant. Non-Management directors were not granted options for the year 2002. Non-management directors were recommended a grant of options to purchase 250,000 shares for the year 2003 pending plan availability. The Company also reimburses directors for expenses incurred in connection with their attendance at meetings of the Board of Directors.

                                                 SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                                                                        COMPENSATION
                                                                                                   -----------------------
                                                                        ANNUAL COMPENSATION        RESTRICTED
                                                            -------------------------------------    STOCK
NAME AND PRINCIPAL POSITION                         YEAR      SALARY         BONUS(1)   OTHER(2)(3)  AWARDS       OPTIONS
---------------------------                         ----      ------         --------   -----------  ------       -------
Peter P. Gombrich (6).......................        2003    $   240,000     $       0   $       0       0               0
     Chairman of the Board, Chief Executive.        2002    $   200,000     $       0   $       0       0               0
     Officer (through 2/19/04)..............        2001    $   247,000     $       0   $   9,000       0         150,000

Leonard R. Prange (4).......................        2003    $         0     $       0   $       0       0               0
 President, Chief Operating Officer,........        2002    $         0     $       0   $       0       0               0
 Chief Financial Officer and ...............        2001    $   177,000     $       0   $  18,307       0          50,000
 Secretary (through 12/31/2001)

Stephen G. Wasko (5)........................        2003    $         0     $       0   $       0       0              0
     President and Chief Operating Officer..        2002    $    85,161     $  13,750   $       0       0              0
         (6/10/2002 through 1/22/2003)......        2001    $         0     $       0   $       0       0              0

Dennis L. Bergquist (7).....................        2003    $    87,500     $       0   $       0       0              0
     Chief Financial Officer (from 6/1/03)..        2002    $         0     $       0   $       0       0              0
         ...................................        2001    $         0     $       0   $       0       0              0


1) The employment agreements of Mr. Gombrich and Mr. Prange, until his resignation, provide that they are each entitled to receive bonus compensation at the discretion of the Board of Directors.

2) Prior to 2002, MDI policy provides that an employee may receive cash compensation in lieu of unused vacation time or defer unused vacation time for use in future periods. Mr. Prange received cash compensation of $12,307 in 2001 to offset a portion of his unused vacation time.

3) The employment agreements of Mr. Gombrich and Mr. Prange, until his resignation, provide that they are to receive monthly automobile allowances of $750 and $500, respectively.

4) Mr. Prange resigned his executive officer positions effective December 31, 2001.

5) Mr. Wasko was appointed President and Chief Operating Officer on June 10, 2002 and resigned those positions on January 22, 2003. Mr. Wasko did not draw any cash salary or cash bonus payments from September 1, 2002 through his date of resignation in January 2003. Mr. Wasko has filed a claim with the Illinois Department of Labor seeking unpaid compensation due to him for this period.

6) Mr. Gombrich did not draw any cash salary, cash bonus payments, or cash car allowance from September 1, 2002 through December 31, 2002. Mr. Gombrich continued to refrain from drawing any cash compensation for the first five months of 2003. In conjunction with the proposed debt restructuring in 2003, Mr. Gombrich has agreed to forgo $50,000 of unpaid compensation due to him at December 31, 2002. He also agreed to reduce his current salary to $225,000 and to forgo any salary increases due under his employment agreement, automobile allowances, and incentive compensation for 2002 and 2003.

7)       Mr. Bergquist was appointed Chief Financial Officer on June 1, 2003.

STOCK OPTIONS

                              OPTION GRANTS IN 2002

         There were no options relating to common stock granted to the named executive officers during 2002 and 2003.

         The following table sets forth information with respect to the value of all stock options held at December 31, 2003 by the named current and former executive officers. Mr. Prange exercised options to purchase 361,000 shares of common stock during 2002

                       FISCAL YEAR END OPTION / SAR VALUES

                                                                  NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                                      OPTIONS/SARS                     OPTIONS/SARS
                                                                  AT FISCAL YEAR ENDED             AT FISCAL YEAR ENDED
                                                                 --------------------------      --------------------------
         NAME                                                    EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
         ----                                                    -----------  -------------      -----------  -------------

         Peter P. Gombrich.................................        270,000        80,000              0          0(2)
         Leonard R. Prange (1).............................              0             0              0          0
0           ...............................................

    ____________________________________

1. On May 27, 1999, Mr. Prange was granted an option to purchase 400,000 shares of common stock at an exercise price of $0.3937 per share, the fair market value as of the date of the grant determined in accordance with the provisions of the 1999 Equity Incentive Plan. One-third of the option vested on the date of grant, one-third on May 27, 2000, and the remainder vested on May 27, 2001. Mr. Prange's options for 100,000 shares granted May 23, 2000 and for 50,000 shares granted February 22, 2001 were cancelled upon his resignation on December 31, 2001. In January of 2002, Mr. Prange exercised options to purchase 250,000 shares of common stock under the terms of his severance agreement. On March 31, 2002 Mr. Prange exercised options to purchase 111,000 shares of common stock and surrendered options to purchase 39,000 shares of common stock in lieu of the exercise price.

2. Options granted to Mr. Gombrich during 2000 vest at the rate of 20% per year beginning on May 23, 2001, and have exercise prices of $2.75 per share. Options granted to Mr. Gombrich during 2001 are options for 100,000 shares, which vest at the rate of 33% per year beginning February 22, 2001 with an exercise price of $1.6875 and options for 50,000 shares, which vested on July 25, 2001 with an exercise price of $1.01.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a compensation committee. The Board of Directors participates in deliberations concerning executive compensation. Mr. Gombrich, Chairman of the Board and former Chief Executive Officer does not participate in any of the Board's deliberations concerning his own compensation. Other than Mr. Gombrich and Messrs. Milley and Shaw, who were officers and directors of Bell, a predecessor of the Company, no member of the Board of Directors is a current or former officer or employee of the Company or any of the Company's subsidiaries. Dr. O'Donnell serves as a director of Elxsi Corp. of which Mr. Milley is Chairman and CEO.

EMPLOYMENT AGREEMENTS

         Mr. Gombrich was employed as Chairman of the Board and Chief Executive Officer of the Company pursuant to an employment agreement (the "Gombrich Agreement") with InPath dated May 1, 1998. The Gombrich Agreement was amended on December 4, 1998, to reflect changes related to the acquisition of InPath by MDI. Under the Gombrich Agreement, Mr. Gombrich receives annual compensation consisting of a base salary, a bonus determined at the discretion of the Board of Directors, and a monthly automobile allowance of $750. Mr. Gombrich's base salary may be increased at the discretion of the Board of Directors. His base salary was $225,000 in 2000 and $250,000 in 2001 and 2002. In conjunction with the Company's planned restructuring in 2003, Mr. Gombrich agreed to reduce his current base salary to $225,000 and to forgo salary increases, bonus compensation, and the monthly automobile allowance for 2002 and 2003. Mr. Gombrich also agreed to forgo $50,000 in accrued an unpaid compensation due to him for 2002. The Gombrich Agreement had an initial term of three years, beginning May 1, 1998 and ending April 30, 2001. Thereafter, the Gombrich Agreement automatically renews for consecutive terms of two years unless either Mr. Gombrich or the Company elects not to renew it. The Gombrich Agreement has been renewed and is effective through April 30, 2005. For two years following the termination of the Gombrich Agreement, Mr. Gombrich may not participate in a business that substantially and directly competes with the Company. If there is a change of control, as defined in the Gombrich Agreement, and the Company thereafter terminates the Gombrich Agreement without cause, or Mr. Gombrich terminates the agreement for good reason, as defined in the Gombrich Agreement, Mr. Gombrich is entitled to a lump-sum severance payment equal to three times the sum of his annual base salary, his annualized monthly automobile allowance, and the highest incentive compensation paid to him in any of the previous year incentive compensation periods. If Mr. Gombrich is terminated without cause or resigns for good reason, and no change of control has occurred, he is entitled to a lump-sum severance payment equal to two times the sum of the foregoing amounts.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           PRINCIPAL STOCKHOLDERS AND
                        SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth as of March 31, 2004 with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Company, the name and address of such owner, the number of shares of common stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of common stock:

                                                                                             Number of Shares     Percent
         Name and Address of Beneficial Owner                                               Beneficially Owned   of Class
         ------------------------------------                                               ------------------   --------
         Peter P. Gombrich (1)...............................................................     9,176,808         12.8%
              414 N. Orleans, Suite 510
              Chicago, IL 60610

         Alexander M. Milley (2).............................................................    11,314,273         13.6%
              Azimuth Corporation
              3600 Rio Vista Boulevard, Suite A
              Orlando, FL 32805

         William J. Ritger (3)...............................................................     9,415,151         12.7%
              Seaside Partners, L.P.
              623 Ocean Avenue
              Sea Girt, NJ 08750

         Ventana Medical Systems, Inc (4)....................................................     3,922,877          5.2%
              3865 N. Business Center Dr.
              Tucson, AZ 85705

         RS Diversified Growth Fund..........................................................     4,469,920          6.2%
              388 Market Street
              Suite 1700
              San Francisco, CA 94111

         NeoMed Innovations, III, L.P. (5)...................................................    10,292,832         12.5%
              8 Queensway House, Queen Street
              St. Helier
              Jersey, JE2 4WD, Channel Islands

         Lantana Small Capital Growth........................................................     5,047,882          7.0%
              100 Goose Hill Road
              Cold Springs Harbor, NY 11724

_______________

1. Includes: (i) 1,021,327 shares of common stock held by Mr. Gombrich's wife as the result of the conversion of Series E convertible preferred stock, including cumulative dividends; (ii) 1,000,000 shares issuable upon exercise of a warrant granted to Mr. Gombrich's wife, which is exercisable within sixty days; and (iii) 270,000 shares issuable upon options granted by the Company to Mr. Gombrich that are exercisable within 60 days. On April, 2, 2004, MDI paid $936,114 in cash and issued 1,900,000 shares of common stock in settlement of the principal and accrued interest due on a convertible promissory note held by Mr. Gombrich's wife. 10,000,000 shares of common stock, which would have been issuable upon conversion of the original note principal, less the shares actually issued in the settlement, are excluded from shares beneficially held by Mr. Gombrich. Mr. Gombrich disclaims beneficial ownership of the aforesaid shares held by his wife.

2. Includes: (i) 833,571 shares issuable upon conversion of Series E convertible preferred stock, including cumulative dividends, held by Mr. Milley; (ii) 282,881 shares owned by Cadmus of which Mr. Milley is a director and executive officer, 1,627,508 shares subject to conversion of Series E convertible preferred stock, including cumulative dividends, held by Cadmus, and 289,285 shares issuable to Cadmus under Stock Appreciation Rights granted by the Company; (iii) 682,738 shares issuable upon conversion of Series E convertible preferred stock, including cumulative dividends, held by Azimuth, of which Mr. Milley is a director and executive officer; (iv) 678,809 shares issuable upon conversion of Series E convertible preferred stock, including cumulative dividends, held by MMI, of which Mr. Milley is a director and executive officer; (v) 200,481 shares issuable upon conversion of Series E convertible preferred stock, including cumulative dividends, held by Winchester National, Inc. ("Winchester National"), of which Mr. Milley is a director and executive officer; and (vi) 219,000 shares subject to options granted by the Company to Mr. Milley that are exercisable within 60 days. In July of 2003, MDI agreed to cancel the outstanding warrants held by Azimuth and Cadmus and to issue a new five-year warrant entitling the holders to purchase 6,500,000 shares of common stock. Shares issuable under this warrant are included in the number of shares beneficially held by Mr. Milley. (See Item 13 Certain Relationships and Related Transactions for additional details concerning this transaction.)

3. Includes: (i) 310,394 shares issuable upon conversion of Series C convertible preferred stock, including shares issuable for cumulative dividends, and 1,674,998 shares issuable upon conversion of Series E convertible preferred stock, including shares issuable for cumulative dividends; (ii) 70,000 shares owned by The Research Works, Inc., a corporation controlled by Mr. Ritger; and (iii) 3,735,000 shares owned by Seaside Partners, L.P. ("Seaside"), of which Mr. Ritger is the Managing Partner.

4. Includes 2,172,877 shares issuable upon conversion of Series D convertible preferred stock, including cumulative dividends, held by Ventana and 1,750,000 shares issuable to Ventana under warrants granted by the Company.

5. Includes: (i) 2,166,165 shares issuable upon conversion of Series B convertible preferred stock, including cumulative dividends; (ii) 7,066,667 shares issuable upon conversion of a Bridge II convertible promissory note, which is convertible at any time; and (iii) 1,060,000 shares issuable upon exercise of warrants granted by the Company that are exercisable within 60 days.


         The following table sets forth as of March 31, 2004, with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of SERIES A convertible preferred stock, the name and address of such owner, the number of shares of Series A convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series A convertible preferred stock:

                                                                                            Number of Shares       Percent
         Name and Address of Beneficial Owner(1)                                           Beneficially Owned     of Class
         ---------------------------------------                                           ------------------     --------
         France Finance IV (2)...............................................................        47,250         57.0%
              Societe de Bure Ferri
              51, rue Vivienne
              75002 Paris, FRANCE

         Fifth Third Bank of Western Ohio, Ttee (3)..........................................        35,405         43.0%
              John Scarbrough Sr. IRA
              PO Box 703
              Piquah, OH 45356

1. No executive officer or director beneficially owns any shares of Series A convertible preferred stock.

2.       Convertible into 20,634 shares of common stock.

3.       Convertible into 15,461 shares of common stock.

         The following table sets forth as of March 31, 2004, with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of SERIES B convertible preferred stock, the name and address of such owner, the number of shares of Series B convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series B convertible preferred stock:

                                                                                            Number of Shares       Percent
         Name and Address of Beneficial Owner(1)                                           Beneficially Owned     of Class
         ---------------------------------------                                           ------------------     --------

         NeoMed Innovations III, L.P. (2)....................................................       416,000         52.0%
              8 Queensway House, Queen Street
              St. Helier
              Jersey, JE2 4WD, Channel Islands

         Monsun, AS (3)......................................................................       125,000         15.6%
              Torvveien 12 C
              1383 Asker, Norway

         CAT Investment I, AS (4)............................................................        51,625          6.5%
              Postboks 1484 Vika
              0116 Oslo, Norway

         Violina, AS (4).....................................................................        51,625          6.5%
              Postboks 1484 Vika
              0116 Oslo, Norway

__________________

1. No executive officer or director beneficially owns any shares of Series B convertible preferred stock.

2. Converts into 2,166,155 shares, including shares issuable for cumulative dividends, of common stock.

3. Converts into 664,384 shares, including shares issuable for cumulative dividends, of common stock.

4. Converts into 270,939 shares, including shares issuable for cumulative dividends, of common stock.

         The following table sets forth as of March 31, 2004, with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of SERIES C convertible preferred stock, the name and address of such owner, the number of shares of Series C convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series C convertible preferred stock:

                                                                                            Number of Shares       Percent
         Name and Address of Beneficial Owner(1)                                           Beneficially Owned     of ClasS
         ---------------------------------------                                           ------------------     --------

         William Ritger (2)..................................................................        50,000         17.7%
              Seaside Partners, L.P.
              623 Ocean Avenue
              Sea Girt, NJ 08750

         Stanley Trust Funds (3).............................................................        66,000         23.3%
              P.O. Box 180
              Pottersville, NJ 07979

         Crowell Trusts (4)..................................................................        45,000         15.9%
              1004 Vicars Woods, Apt. S-315
              Ponte Vedra Beach, FL 32082

         Gary Evans (5)......................................................................        33,000         11.8%
              13215 Glad Acres
              Farmers Branch, TX 75234

         Leonard R. Prange (6)...............................................................        20,000          7.1%
              641 W. Willow, #142
              Chicago, IL 60614

         David Morgan (7)....................................................................        17,000          6.0%
              P.O. Box 470
              Meadow Vista, CA 95722

         Neil Costa (8)......................................................................        16,500          5.8%
              714 Broadway
              New York, NY 10003


__________________

1. No executive officer or director beneficially owns any shares of Series C convertible preferred stock.

2. Converts into 310,394 shares, including shares issuable for cumulative dividends, of common stock.

3. Converts into 409,720 shares, including shares issuable for cumulative dividends, of common stock.

4. Converts into 279,355 shares, including shares issuable for cumulative dividends, of common stock.

5. Converts into 206,927 shares, including shares issuable for cumulative dividends, of common stock.

6. Converts into 124,158 shares, including shares issuable for cumulative dividends, of common stock.

7. Converts into 105,534 shares, including shares issuable for cumulative dividends, of common stock.

8. Converts into 102,430 shares, including shares issuable for cumulative dividends, of common stock.


         The following table sets forth as of March 31, 2004, with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of SERIES D convertible preferred stock, the name and address of such owner, the number of shares of Series D convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series D convertible preferred stock:

                                                                                            Number of Shares       Percent
         Name and Address of Beneficial Owner(1)                                           Beneficially Owned     of Class
         ---------------------------------------                                           ------------------     --------

         Ventana Medical Systems, Inc.(2)....................................................       175,000        100.0%
              3865 N. Business Center Dr.
              Tucson, AZ 85705

__________________

1. No executive officer or director beneficially owns any shares of Series D convertible preferred.

2. Converts into 2,172,877 shares, including shares issuable for cumulative dividends, of common stock.

         The following table sets forth as of March 31, 2004, with respect to
(1) any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of SERIES E convertible preferred stock, (2) each director, nominee, or executive officer who owns Series E convertible preferred stock, and (3) executive officers and directors as a group, the name and address of such owner, the number of shares of Series E convertible preferred stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Series E convertible preferred stock:


                                                                                            Number of Shares       Percent
         Name and Address of Beneficial Owner                                              Beneficially Owned     of Class
         ------------------------------------                                              ------------------     --------

         Alexander M. Milley(1)..............................................................       119,324         45.8%
         William J. Ritger(2)................................................................        49,680         19.1%
         All directors and executive officers as a group(1)
              (6 persons)....................................................................       119,324         45.8%

_________________

1. Includes: (i) 48,271 shares owned by Cadmus; (ii) 20,250 shares owned by Azimuth; (iii) 20,133 shares owned by MMI; and (iv) 5,946 shares owned by Winchester National. Converts into 4,023,107 shares of common stock, including shares issuable upon payment of cumulative dividends.

2. Converts into 1,674,998 shares, including shares issuable for cumulative dividends, of common stock.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth as of March 31, 2004, certain information concerning the ownership of common stock of each director, nominee, and executive officer named in the Summary Compensation Table hereof referred to as the named executive officers, and all directors and executive officers of the Company as a group.

                                                                                               Amount and Nature
                                                                                                 of Beneficial    Percent
         Name of Beneficial Owner                                                                  Ownership     of Class
         ------------------------                                                                  ---------     --------

         Peter P. Gombrich (1)...............................................................      9,176,808       10.8%
         Alexander M. Milley (2).............................................................     11,314,273       13.3%

         John Abeles, M.D. (4)...............................................................        598,116         --%
         Denis M. O'Donnell, M. D.(5)........................................................        219,000         --%
         Dennis L. Bergquist.................................................................         75,000         --%
         All directors and executive officers as a group (5 persons).........................     21,383,197       24.1%

______________

1. Includes: (i) 1,021,327 shares of common stock held by Mr. Gombrich's wife as the result of the conversion of Series E convertible preferred stock, including cumulative dividends; (ii) 1,000,000 shares issuable upon exercise of a warrant granted to Mr. Gombrich's wife, which is exercisable within sixty days; and (iii) 270,000 shares issuable upon options granted by the Company to Mr. Gombrich that are exercisable within 60 days. On April, 2, 2004, MDI paid $936,114 in cash and issued 1,900,000 shares of common stock in settlement of the principal and accrued interest due on a convertible promissory note held by Mr. Gombrich's wife. 10,000,000 shares of common stock, which would have been issuable upon conversion of the original note principal, less the shares actually issued in the settlement, are excluded from shares beneficially held by Mr. Gombrich. Mr. Gombrich disclaims beneficial ownership of the aforesaid shares held by his wife.

2. Includes: (i) 833,571 shares issuable upon conversion of Series E convertible preferred stock, including cumulative dividends, held by Mr. Milley; (ii) 282,881 shares owned by Cadmus of which Mr. Milley is a director and executive officer, 1,627,508 shares subject to conversion of Series E convertible preferred stock, including cumulative dividends, held by Cadmus, and 289,285 shares issuable to Cadmus under Stock Appreciation Rights granted by the Company; (iii) 682,738 shares issuable upon conversion of Series E convertible preferred stock, including cumulative dividends, held by Azimuth, of which Mr. Milley is a director and executive officer; (iv) 678,809 shares issuable upon conversion of Series E convertible preferred stock, including cumulative dividends, held by MMI, of which Mr. Milley is a director and executive officer; (v) 200,481 shares issuable upon conversion of Series E convertible preferred stock, including cumulative dividends, held by Winchester National, Inc. ("Winchester National"), of which Mr. Milley is a director and executive officer; and (vi) 219,000 shares subject to options granted by the Company to Mr. Milley that are exercisable within 60 days. In July of 2003, MDI agreed to cancel the outstanding warrants held by Azimuth and Cadmus and to issue a new five-year warrant entitling the holders to purchase 6,500,000 shares of common stock. Shares issuable under this warrant are included in the number of shares beneficially held by Mr. Milley. (See Item 13 Certain Relationships and Related Transactions for additional details concerning this transaction.)

3. Includes: (i) 191,616 shares owned by Northlea Partners, of which Dr. Abeles is the general partner; (ii) 87,500 shares underlying warrants granted by the Company to Northlea Partners; (iii) 100,000 shares issuable upon conversion of a Bridge II convertible promissory note held By Northlea Partners; and (iv) 219,000 shares issuable upon exercise of options granted by the Company to Dr. Abeles, which are exercisable within 60 days. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea except 3,719 shares, which number are attributable to his 1% interest in Northlea as general partner.

4. Includes: 219,000 shares issuable upon options granted by the Company to Dr. O'Donnell.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

         On May 1, 2003, the Company issued a $15,000 Bridge II convertible promissory note to Northlea Partners in exchange for cash. The terms of the note are identical to all other Bridge II convertible promissory notes issued by the company.

         On July 18, 2003, Mr. Milley, a director, Azimuth Corporation and Cadmus Corporation, agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which entitled the holders to purchase a total of 3,125,000 shares of common stock at various exercise prices between $0.01 and $1.25 per share. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required MDI to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 1,500,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company's issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties agreement to cancel these warrants, including their individual anti-dilution clauses, and the forgiveness of approximately $120,000 currently owing to Azimuth and Cadmus, MDI agreed to issue a new five-year warrant entitling the holders to purchase 6,500,000 shares of common stock at an exercise price of $0.30 per share. MDI also agreed to issue a 120 - day warrant entitling the holder to purchase 500,000 shares of common stock at an exercise price of $0.30. The 120 - day warrant expired and was cancelled. Management believes that the Company will derive significant additional benefits in the future as a result of the elimination of the anti dilution provisions in the original warrants.

         On December 5, 2003, Peter Gombrich, Chairman and former CEO, agreed to convert $305,667 in cash advances, unreimbursed business expenses, and other amounts owed to him by the Company into a Bridge II convertible promissory note. The terms of the note, including interest at the rate of 15% per annum and a conversion rate of $0.15 per share, were identical to those of all other Bridge II notes issued by the Company. In March of 2004, Mr. Gombrich converted the principal amount of the note plus accrued interest due as of the date of conversion into 2,113,987 shares of restricted common stock.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K


                 1.  EXHIBITS

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

Exhibit
Number                        DescriptioN
------                        -----------

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

Exhibit
Number                         Description
------                         -----------

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

Exhibit
Number                         Description
------                         -----------

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

Exhibit
Number                         Description
------                         -----------

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

Exhibit
Number                         Description
------                         -----------

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

4.36 Amendment No. 1 to the Common Stock Purchase Warrant issued in connection with certain Bridge Financing dated August 20,2002. (Incorporate by reference to the Company's Form 10-K for the year ended December 31, 2002)

4.37 Form of Common Stock Purchase Warrant to be issued in connection with certain Bridge II Financing beginning in October 2002. (Incorporate by reference to the Company's Form 10-K for the year ended December 31,
         2002)

4.38 Common Stock Purchase Warrant issued to Qwestar Resources on November 1, 2002 representing the right to purchase 200,000 shares of common stock. (Incorporate by reference to the Company's Form 10-K for the year ended December 31, 2002)

4.39 Form of common stock purchase warrant issued to Suzanne M. Gombrich on April 2, 2003 representing the right to purchase 1,000,000 shares of common stock of the Company in connection with a $1,000,000 loan evidenced by a convertible promissory note issued on that date. (Incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2003).

4.40 Form of common stock purchase warrant issued to Dan Burns on August 20, 2003 representing the right to purchase 1,100,000 shares of common stock of the Company in connection with raising capital for the Company. (Incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 2003).

4.41 Form of common stock purchase warrant issued to Dan Burns on September 16, 2003 representing the right to purchase 935,000 shares of common stock of the Company in connection with raising capital for the Company. (Incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 2003).

4.42 Form of common stock purchase warrant issued to David Weissberg on September 16, 2003 representing the right to purchase 400,000 shares of common stock of the Company in connection with raising capital for the Company. (Incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 2003).

4.43 Form of common stock purchase warrant issued to Reid Jilek on September 2, 2003 representing the right to purchase 500,000 shares of common stock of the Company in connection with raising capital for the Company. (Incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 2003).

10.1 Stock Appreciation Rights Agreement dated as of November 20, 1989 between the Company and Raymond O'S. Kelly. (Incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)*

Exhibit
Number                         Description
------                         -----------

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

Exhibit
Number                         Description
------                         -----------

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

Exhibit
Number                         Description
------                         -----------

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

Exhibit
Number                         Description
------                         -----------

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

10.45    Consulting Agreement between the Company and CEOCast, Inc.

10.46    Consulting Agreement between the Company and Redwood Consultants, LLC

10.47 Subscription Agreement for $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC

10.48 Form of Note for $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC

Exhibit
Number                         Description
------                         -----------

10.49 Form of Registration Rights Agreement for $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC

10.50 Form of Security Agreement for $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC

10.51 Form of Warrant for $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC

10.52 Form of Loan Security Agreement dated April 2, 2003 between the Company and Suzanne M. Gombrich in connection with a $1,000,000 loan evidenced by a convertible promissory note issued on that date. (Incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2003)

10.53 Form of Convertible Promissory Note dated April 2, 2003 issued by the Company to Suzanne M. Gombrich in exchange for a cash loan of $1,000,000. (Incorporated by reference to Form 10-QSB filed for the quarter ended June 30, 2003)

10.54 Amendment No.1 to the 12% Convertible Secured Promissory Note issued in connection with certain Bridge Financing in October 2002. (Incorporated by reference to Form 10-QSB filed for the quarter ended September 30,
         2003)

10.55 Amendment No. 1 to the Indenture issued in connection with certain Bridge Financing in October 2002 (Incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 2003)

10.56 Form of consulting agreement with Dan Burns and Eugene Martineau for the purpose of assisting the Company in certain investor relations and other financial aspects of the Company. (Incorporated by reference to Form 10-QSB filed for the quarter ended September 30, 2003)

10.57 Form of consulting agreement with Dr. Reid Jilek for the purpose of assisting the Company with Joint Ventures, licensing agreements, contracts, and equity and strategic funding sources. (Incorporated by reference to Form 10-QSB filed for the quarter ended September 30,
         2003)

21.1     Subsidiaries of the Company.

23.1     Consent of Altschuler, Melvoin and Glasser LLP

31.1 Certification of the Chief Executive Officer of Molecular Diagnostics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Molecular Diagnostics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer of Molecular Diagnostics, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer of Molecular Diagnostics, Inc., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Code of Ethics and Business Conduct of Officers, Directors and Employees of Molecular Diagnostics, Inc.* SEC File No. 0-935

         2.       REPORTS ON FORM 8-K

                  On November 20, 2003, the Company filed a Form 8-K Current Report disclosing that it had released a press release announcing its termination of licenses previously granted by subsidiaries to MonGen, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                              2003               2002
                                            --------          ---------

Audit Fees                                  $129,056           $117,910
Audit Related Fees                             --                 --
Tax Fees                                       --                 --
All other Fees                                 --                 --
                                            --------          ---------
Total Fees                                  $129,056           $117,910
                                            ========           ========

         Altschuler, Melvoin and Glasser LLP (the Firm) has a continuing relationship with American Express Tax and Business Services, Inc. (TBS) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

         No other services have been provided by TBS.

         After careful consideration, the Audit Committee of the Board of Directors has determined that payment of the above audit fees is in conformance with the independent status of the Company's principal independent accountants. Before engaging the auditors in additional services the audit committee considers how these services will impact the entire engagement and independence factors.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MOLECULAR DIAGNOSTICS, INC.

                                             By: /S/DENIS M. O'DONNELL, M.D.
                                                --------------------------------
                                                 Denis M. O'Donnell, M.D.
                                                 Chief Executive Officer

Date: April 14, 2004

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                              TITLE                              DATE

/S/  DENIS M. O'DONNELL, M.D.                Director, President and Chief Executive            April 14, 2004
-------------------------------------        Officer, (Principal Executive Officer)
     Denis M. O'Donnell, M.D.


/S/  DENNIS L BERGQUIST                      Chief Financial Officer                            April 14, 2004
-------------------------------------
     Dennis L. Bergquist                     (Principal Accounting Officer)

/S/  ALEXANDER M. MILLEY                     Director                                           April 14, 2004
-------------------------------------
     Alexander M. Milley

/S/  JOHN ABELES                             Director                                           April 14, 2004
-------------------------------------
     John Abeles

/S/  PETER P. GOMBRICH                         Chairman of the Board, Director                  April 14, 2004
-------------------------------------
     Peter P. Gombrich

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Molecular Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Molecular Diagnostics, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed on Schedule IX. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Samba Technologies, SARL, a wholly owned subsidiary, which statements reflect total assets of $0 and $612,000 December 31, 2003 and 2002, respectively and results from discontinued operations of $217,000 and ($23,000) for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Samba Technologies, SARL as of December 31, 2003 and 2002 and for the years then ended, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Molecular Diagnostics, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Chicago, Illinois
April 9, 2004

                         REPORT OF INDEPENDENT AUDITORS


To The Stockholders of
SARL Samba Technologies

In our opinion the balance sheets, income statements, statements of cash flows and of changes in stockholder's equity of SARL Samba Technologies, present a true and fair view of the Company's financial position as of December 31, 2003 and 2002 and the results for the years then ended and has been prepared in accordance with U.S. Generally Accepted Accounting Principles and is suitable for inclusion in the consolidated accounts of Molecular Diagnostics, Inc.

                                     /s/ AUDITEURS & CONSEILS ASSOCIES


Paris, France
April 8, 2004

                                              PART I--FINANCIAL INFORMATION

                                      MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      DECEMBER 31,
                                                                                                -----------------------
                                                                                                  2003           2002
                                                                                                ---------      --------
                                     ASSETS
Current Assets:
Cash and cash equivalents...................................................................    $      --      $     42
Accounts receivables, net of allowance for doubtful accounts of $50 and $ 145
         at December 31,  2003 and 2002, respectively........................................          26           307
Inventories   ..............................................................................           94           427
Refundable taxes............................................................................           --            56
Deferred financings costs...................................................................          307           288
Prepaid expenses and other current assets...................................................            7            69
                                                                                                ---------      --------
              Total current assets..........................................................          434         1,189
Fixed Assets, net...........................................................................          374           666
Other Assets:
Licenses, patents, and technology, net of amortization......................................        6,907         7,521
Goodwill, net of amortization...............................................................           --           283
                                                                                                ---------      --------
              Total assets..................................................................    $   7,715      $  9,659
                                                                                                =========      ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Checks issued in excess of amounts on deposit...............................................    $       5      $     --
Accounts payable............................................................................        5,540         5,226
Accrued payroll costs.......................................................................        1,745         1,856
Accrued expenses............................................................................        1,401         1,143
Deferred revenue............................................................................           50           630
Revolving line of credit....................................................................           --           207
Due to stockholder..........................................................................           53           127
Lease obligation............................................................................          279           279
Notes payable--related party................................................................        1,092            65
Notes payable ..............................................................................        6,099         4,585
                                                                                                ---------        ------

              Total current liabilities.....................................................       16,264        14,118
Deferred revenue, less current portion......................................................           --           120
                                                                                                ---------      --------
              Total liabilities.............................................................       16,264        14,238
                                                                                                ---------      --------
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; shares authorized--10,000,000; shares issued and outstanding
-2,511,108 and 2,781,024 at December 31, 2003 and 2002, respectively (Liquidation value of all
              classes of preferred stock $14,636,679).......................................       12,894        16,958
Common stock, $0.001 par value; shares authorized--100,000,000; shares issued and
Outstanding--45,830,928 and 36,440,700, at December 31, 2003 and 2002,
respectively  ..............................................................................           46            37
Additional paid-in capital..................................................................       29,553        19,557
Treasury stock; 192,088 shares at December 31, 2003 and 2002................................         (327)         (327)
Deferred compensation.......................................................................           --           (11)
Accumulated deficit.........................................................................      (50,673)      (40,642)
Accumulated comprehensive loss--Cumulative translation adjustment...........................          (42)         (151)
                                                                                                ---------      --------
              Total stockholders' equity (deficit)..........................................       (8,549)       (4,579)
                                                                                                ----------     ---------
              Total liabilities and stockholders' equity (deficit)..........................    $   7,715      $  9,659
                                                                                                =========      ========

                 The accompanying notes are an integral part of these consolidated financial statements.

                                      MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                            ----------------------------
                                                                                                 2003            2002
                                                                                            ------------    ------------
Net Sales..............................................................................     $        379    $        717
Costs and Expenses:
     Cost of goods sold................................................................              143             246
     Research and development..........................................................              580           3,252
     Selling, general and administrative expenses......................................            6,230           7,720
     Impairment loss...................................................................              283              --
                                                                                            ------------    ------------
     Total costs and expenses..........................................................            7,236          11,218
                                                                                            ------------    ------------
Operating loss.........................................................................           (6,857)        (10,501)
                                                                                            ------------    ------------
     Other income (expense):
     Interest expense--related party...................................................             (104)             (9)
     Interest expense..................................................................           (3,151)         (1,578)
     Other, net........................................................................              308             151
                                                                                            ------------    ------------
                                                                                                  (2,947)        (1,436)
                                                                                            ------------    ------------
Loss from continuing operations before income taxes....................................           (9,804)        (11,937)
Income taxes...........................................................................               --              --
                                                                                            ------------    ------------
Loss from continuing operations........................................................           (9,804)        (11,937)
Discontinued operations:
Gain from involuntary conversion.......................................................              292              --
Results from discontinued operations...................................................              (75)            (23)
                                                                                            -------------   ------------
Net loss...............................................................................     $     (9,587)   $    (11,960)
                                                                                            ============    ============
Preferred stock dividends..............................................................           (1,473)         (2,012)
                                                                                            -------------   -------------
Total dividends........................................................................           (1,473)         (2,012)
                                                                                            ------------    -------------
Net loss applicable to common shareholders.............................................     $    (11,060)   $    (13,972)
                                                                                            ============    ============
Basic and fully diluted net loss per common share......................................     $      (.27)    $       (.49)
                                                                                            ===========     ============
Weighted average number of common shares outstanding...................................       40,695,186      28,704,245
                                                                                            ============    ============


                 The accompanying notes are an integral part of these consolidated financial statements.


                                      MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (DOLLARS IN THOUSANDS)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                                 -----------------------
                                                                                                   2003         2002
Operating Activities:
 Net loss.....................................................................................   $  (9,587)  $ (11,960)
         Amortization of debt discount........................................................       2,507       1,176
         Depreciation and amortization........................................................         869         967
         Amortization of fees.................................................................         460          --
         Fixed assets in exchange for services................................................           8          --
         Loss on sale of equipment............................................................         (34)         --
         Licensing fees recognized on preferred stock sale....................................          --        (298)
         Stock, warrants, and options issued to non-employees for services....................       2,108       1,284
         Notes issued in payment of expenses..................................................         429          --
         Compensation expense related to stock appreciation rights and restricted stock.......          12          --
         Impairment of goodwill...............................................................         283          --
         Changes in assets and liabilities:
              Accounts receivable.............................................................         304         257
              Inventories.....................................................................         351          98
              Refundable taxes................................................................          60          73
              Due from stockholder............................................................         529         177
              Prepaid expenses and other current assets.......................................        (531)         26
              Checks issued in excess of amounts on deposit...................................           5          --
               Accounts payable...............................................................         242       2,742
              Deposits........................................................................         (24)        (31)
              Deferred revenue................................................................        (720)        139
              Lease obligation................................................................          --         (12)
              Accrued expenses................................................................         169       1,135
                                                                                                 ---------   ---------
Net cash used for operating activities........................................................      (2,560)     (4,227)
                                                                                                 ---------   ---------
Cash used in investing activities:
     Expenditures for license, patents, and technology........................................          --          (4)
     Capital purchases........................................................................         (18)        (88)
                                                                                                 ---------   ---------
Net cash used for investing activities........................................................         (18)        (92)
                                                                                                 ---------   ---------
Cash flows from financing activities:
     Proceeds from issuance of convertible notes payable......................................       1,965       3,825
     Proceeds from issuance of convertible notes payable, related party.......................       1,015          --
     Proceeds from issuance of notes payable..................................................          --          80
     Payments of notes payable................................................................        (623)       (500)
     Proceeds from sale of fixed assets.......................................................          83          --
     Proceeds from revolving line of credit, net..............................................          --          (2)
                                                                                                 ---------   ---------
Net cash provided by financing activities.....................................................       2,440       3,403
Effect of exchange rate changes on cash and cash equivalents..................................          96         (67)
                                                                                                 ---------   ----------
Net decrease in cash and cash equivalents.....................................................         (42)       (983)
Cash and cash equivalents at beginning of period..............................................          42       1,025
                                                                                                 ---------   ---------
Cash and cash equivalents at end of period....................................................   $       0   $      42
                                                                                                 =========   =========

                                                       (Continued)
                 The accompanying notes are an integral part of these consolidated financial statements.

                                      MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                                 (DOLLARS IN THOUSANDS)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                                 ----------------------
                                                                                                   2003          2002
                                                                                                 --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest......................................................................................   $     868    $     179
NON-CASH TRANSACTION DURING THE PERIOD FOR:
Deferred financing costs......................................................................   $   1,663    $      519
Preferred stock and cumulative dividends converted into common stock..........................   $   4,508    $    3,297


              The accompanying notes are an integral part of these consolidated financial statements.



                                        MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   (DOLLARS IN THOUSANDS)

                                         PREFERRED STOCK       COMMON STOCK                                     NOTE
                                        PAR VALUE $0.001      PAR VALUE  $0.001    TREASURY STOCK ADDITIONAL RECEIVABLE
                                        -----------------    ------------------    --------------   PAID-IN     FOR
                                         SHARES   AMOUNT     SHARES    AMOUNT      SHARES    AMOUNT  CAPITAL  STOCKHOLDER
                                         ------   ------     ------    ------      ------    ------  -------  -----------

January 1, 2002.................     3,493,078  $21,089  25,304,883  $   26     (192,088)  $(327)  $12,212    $  --
Comprehensive Loss:
   Net loss......................                    --                   --                   --       --       --
   Foreign currency translation...                   --                   --                   --       --       --

   Total net comprehensive                           --                   --                   --       --       --
   Loss..........................
Series A preferred stock
   converted to common..........       (76,743)    (345)     33,510       --                   --      345       --
Series B preferred stock and
   Cumulative dividends
   converted to common.........       (557,500)  (2,230)  2,594,175        3                   --    2,590       --
Series C preferred stock
   and cumulative dividends
   converted to common..........       (72,666)   (218)     392,858       --                   --      235       --
Series E preferred stock, conversion
   premium and cumulative
   dividends converted to common.....   (5,145)   (113)     155,180       --                   --      124       --
Transfer value of warrant and
   license related to Series D
   preferred stock..................            (1,225)                   --                   --      928       --
Deferred compensation expense
   For unvested options issued in
   acquisition.....................                 --          --        --                   --       --
Common stock issued to employees...                          16,666       --                   --       --       --
Common stock issued for services...                 --      911,496        1                   --      354       --
Sale of common stock to
Employees.................                 --        9,568      --                             --        1       --
Common stock issued for loan
   transaction fees...............         --      711,364       1                             --      363       --
Exercise of options...............         --      361,000      --                             --       44       --
Common stock issued for
   financing fees.................         --      200,000      --                             --       44       --
Common stock issued for
   collateral.....................         --    5,750,000       6                             --       (6)      --

[part ii]

                                                                           OTHER           TOTAL
                                               DEFERRED     ACCUMULATED COMPREHENSIVE  STOCKHOLDER'S
                                              COMPENSATION     DEFICIT      LOSS       EQUITY (DEFICIT)
                                              ------------     -------      ----       ----------------
January 1, 2002.................               $  (61)      $(28,289)    $  (27)       $   4,623
Comprehensive Loss:
   Net loss......................                   --        (11,960)        --          (11,960)
   Foreign currency translation...                  --           --          (124)           (124)
                                                                                       -----------
   Total net comprehensive                          --           --           --
   Loss..........................                                                          (12,084)
Series A preferred stock
   converted to common..........                    --           --           --               --
Series B preferred stock and
   Cumulative dividends
   converted to common.........                     --         (364)          --               --
Series C preferred stock
   and cumulative dividends
   converted to common..........                    --          (18)          --               --
Series E preferred stock, conversion
   premium and cumulative
   dividends converted to common.....               --          (11)          --              --
Transfer value of warrant and
   license related to Series D
   preferred stock..................                --           --           --            (297)
Deferred compensation expense
   For unvested options issued in
   acquisition.....................                  50           --          --               50
Common stock issued to employees...                 --            --          --               --
Common stock issued for services...                 --            --          --             354
Sale of common stock to
Employees.................                          --            --         --                1
Common stock issued for loan
   transaction fees...............                  --            --         --              363
Exercise of options...............                  --            --         --               44
Common stock issued for
   financing fees.................                  --            --         --               44
Common stock issued for
   collateral.....................                  --            --         --               --


                                      MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   (DOLLARS IN THOUSANDS)

                                         PREFERRED STOCK       COMMON STOCK                                     NOTE
                                        PAR VALUE $0.001      PAR VALUE  $0.001    TREASURY STOCK ADDITIONAL  RECEIVABLE
                                        -----------------    ------------------    --------------   PAID-IN      FOR
                                         SHARES   AMOUNT     SHARES    AMOUNT      SHARES    AMOUNT  CAPITAL  STOCKHOLDER
                                         ------   ------     ------    ------      ------    ------  -------  -----------
  Beneficial conversion feature
     on convertible notes.......                    --                   --                    --     1,372        --
  Reversal of common stock
     issued as compensation....                     --                   --                    --        (4)       --
  Reversal of restricted stock
     issued for services........                    --                   --                    --       (38)       --
  Reversal of options issued to
     non-employees for
     compensation..............                     --                   --                    --       (55)       --
  Warrants issued for services                      --                   --                    --       848        --
  Warrants issued with debt....                     --                   --                    --       200        --
                                    ---------  -------   ----------  ------   ----------    -----   -------     -----
  December 31, 2002............     2,781,024  $16,958   36,440,700  $   37      192,088    $(327)  $19,557     $  --
  Comprehensive Loss:
     Net loss...................                    --                   --                   --       --          --
     Foreign currency translation                   --                   --                   --       --          --

     Total net comprehensive                        --                   --                   --       --          --
     Loss........................
  Series A preferred stock
     converted to common.........    (35,437)    (159)      15,478       --                  --      159           --
  Series C preferred stock
     and cumulative dividends
     converted to common.........    (66,000)    (198)     380,403       --                  --      228           --
  Series E preferred stock,
     conversion premium and
     cumulative dividends
     converted to common..........  (168,479)  (3,707)   5,150,744       5                   --    4,110          --

  Deferred compensation expense
     For unvested options issued
      in acquisition............                  --                    --                   --       --          --
  Common stock issued for services                --     4,480,888       5                   --    1,095          --


[part ii]

                                      MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   (DOLLARS IN THOUSANDS)

                                                                        OTHER           TOTAL
                                            DEFERRED     ACCUMULATED COMPREHENSIVE  STOCKHOLDER'S
                                          COMPENSATION     DEFICIT      LOSS       EQUITY (DEFICIT)
                                          ------------     -------      ----       ----------------
  Beneficial conversion feature
     on convertible notes.......               --            --          --           1,372
  Reversal of common stock
     issued as compensation....                --            --          --              (4)
  Reversal of restricted stock
     issued for services........               --            --          --             (38)
  Reversal of options issued to
     non-employees for
     compensation..............                --            --          --             (55)
  Warrants issued for services                 --            --          --             848
  Warrants issued with debt....                --            --          --             200
                                            -----        -------     ------        --------
  December 31, 2002............           $  (11)        $(40,642)  $  (151)      $ (4,579)
  Comprehensive Loss:
     Net loss...................               --          (9,587)        --          (9,587)
     Foreign currency translation              --            --           109            109
                                                                                  ----------
     Total net comprehensive                   --            --           --         (9,478)
     Loss........................
  Series A preferred stock
     converted to common.........             --             --          --              --
  Series C preferred stock
     and cumulative dividends
     converted to common.........             --           (30)          --              --
  Series E preferred stock,
     conversion premium and
     cumulative dividends
     converted to common..........            --          (414)          --             (6)

  Deferred compensation expense
     For unvested options issued
      in acquisition............               11           --           --              11
  Common stock issued for services             --           --           --           1,100


                                        MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   (DOLLARS IN THOUSANDS)


                                         PREFERRED STOCK       COMMON STOCK                                     NOTE
                                        PAR VALUE $0.001      PAR VALUE  $0.001    TREASURY STOCK ADDITIONAL  RECEIVABLE
                                        -----------------    ------------------    --------------   PAID-IN      FOR
                                         SHARES   AMOUNT     SHARES    AMOUNT      SHARES    AMOUNT  CAPITAL  STOCKHOLDER
                                         ------   ------     ------    ------      ------    ------  -------  -----------
 Common stock issued for
    exercise of warrants.........                   --      352,500      --                    --       --       --
 Common stock issued
    as collateral and cancelled..                   --  (6,461,364)      (6)                   --     (104)      --
 Beneficial conversion feature
    on convertible notes.........                   --                   --                    --    2,823       --
 Bridge I conversion.............                   --      368,579      --                    --       72       --
 Bridge II conversion............                   --    5,103,000       5                    --      505       --
 Warrants issued for services....                   --                   --                    --    1,108       --
                                      ---------  ------   ----------  ------      -------   -----  -------    ------
 December 31, 2003.........          2,511,108  $12,894   45,830,928  $   46      192,088   $(327) $29,553    $  --
                                     =========  =======   ==========  ======      =======   =====  =======    ======

                         The accompanying notes are an integral part of these financial statements.

[part ii]

                                        MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   (DOLLARS IN THOUSANDS)

                                                                   OTHER           TOTAL
                                       DEFERRED     ACCUMULATED COMPREHENSIVE  STOCKHOLDER'S
                                     COMPENSATION     DEFICIT      LOSS       EQUITY (DEFICIT)
                                     ------------     -------      ----       ----------------
 Common stock issued for
    exercise of warrants.........         --           --          --                --
 Common stock issued
    as collateral and cancelled..         --           --          --              (110)
 Beneficial conversion feature
    on convertible notes.........         --           --          --             2,823
 Bridge I conversion.............         --           --          --                72
 Bridge II conversion............         --           --          --               510
 Warrants issued for services....         --           --          --             1,108
                                        -----     --------   ----------      -----------
 December 31, 2003.........            $  --.     $(50,673)   $  (42)        $   (8,549)
                                       ======     ========    ========       ==========


                         The accompanying notes are an integral part of these financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003

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

         Molecular Diagnostics, Inc. is focused on the design, development and marketing of the InPath System and related image analysis systems. The InPath System and related products are intended to detect cancer and cancer related diseases. These products may be used in a laboratory, clinic, or doctor's office.

         Molecular Diagnostics, Inc. had another wholly owned subsidiary, Samba Technologies, Sarl ("Samba"). MDI acquired all of the assets of Samba in January 1999 from Unilog Regions, SA for approximately $500,000 in cash. Samba designed, developed, and marketed web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. A majority of the reported revenues prior to 2002 and since inception of MDI were generated by Samba. From December 20, 2002, Samba operated under the protection of the French Commercial Court in compliance with the bankruptcy laws of France. During 2003 MDI was unable to raise sufficient capital to enable it to provide funds to Samba to meet its liability obligations. On December 19, 2003 the French Commercial Court finalized the liquidation sale of the Samba assets. Upon completion of the bankruptcy liquidation sale MDI lost all rights and title to Samba's assets, including Samba's software. MDI has reflected a gain of $292,000 from the involuntary liquidation of Samba's assets by the French Commercial Court in its December 31, 2003 financial statements as discontinued operations.

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

         The Company adopted FAS 142 effective January 1, 2002. The Company completed its initial review of goodwill and intangible assets during the first quarter of 2002. An additional review was conducted during the second quarter of 2003, in accordance with the adoption of FAS 142, resulting in no impairment of goodwill or intangible assets for the year ended December 31, 2002. A further review was conducted in the first quarter of 2004 with the result being the write-off of the goodwill recorded from the AccuMed International, Inc. acquisition for the year ended December 31, 2003.

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

         VARIABLE INTEREST ENTITIES

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46, as amended in December 2003, is effective for all new variable interest entities created or acquired after December 31,2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46 become effective for the Company during the first reporting period that ends after December 15,2004. For variable interest entities acquired prior to December 31, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. The provisions of FASB Interpretation No. 46 will not have a material impact on the Company's consolidated financial statements.

         STOCK-BASED COMPENSATION

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the Company's consolidated financial statements; however, the Company has modified its disclosures as provided for in the new standard.

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

         TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, FAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of FAS 140 did not have a material impact on MDI's consolidated financial statements.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The adoption of this Statement did not have a material impact on the Company's financial statements.

         ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability: many of those instruments were previously classified as equity. The adoption of this Statement did not have a material impact on the Company's financial statements.

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

         Revenue from ongoing client maintenance is recognized ratably over the post-contract support term, which is generally twelve months. Revenue from training services and professional services is recognized when the service is completed. Revenue from implementation and installation services is recognized using the percentage of completion method. Revenue from prepayments under licenses is recognized over the license period. Samba calculated percentage of completion based on the estimated total number of hours of service required to complete an implementation project and the number of actual hours of service rendered. Implementation and installation services are generally completed within 120 days. All revenue recognition related to Samba ceased on December 19, 2003 in accordance with the liquidation sale of Samba's assets by the French Commercial Court.

         Cash and Cash Equivalents. Molecular Diagnostics, Inc. considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Inventory of Instruments, Component Parts and Labor. Inventory of instruments and component parts consists of AcCell instruments and component parts necessary to manufacture AcCell instruments. The manufacturing process is carried out in the facilities of a third-party contractor. Inventory is stated at the lower-of-cost-or-market; cost is determined by the first-in-first-out
(FIFO) method. The Company has established a policy for reserving obsolete and excess inventory, any non-usable, damaged, or non-salable inventory or inventory with little or no demand for the product in excess of one year. Samba's inventory consisted primarily of in-process labor on uncompleted contracts.

         Property and Equipment. Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives. Principal useful lives are as follows:

Furniture and fixtures.....................................5 years
Laboratory equipment.......................................5 years
Computer and communications equipment......................3 years
Leasehold improvements.....................................Useful life or life of lease, whichever
                                                           is shorter

         Normal maintenance and repairs are charged to expense as incurred, significant improvements are capitalized.

         Licenses, Patents, and Technology. Licenses, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are expensed when incurred. Costs related to abandoned patents are written off at the time of abandonment. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to seventeen years. The Company assesses licenses, patents, and technology quarterly for impairment.

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

         Other Comprehensive Income (Loss). Translation adjustments related to Molecular Diagnostics, Inc.'s foreign operations are included in other comprehensive loss and reported separately in stockholders' equity (deficit). Realized translation losses arising from the liquidation of Samba's assets by the French Commercial Court are included in the Statement of Operations.

         Loss Per Share. Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. Molecular Diagnostics, Inc.'s calculation of dilutive net loss per share excludes potential common shares as the effect would be antidilutive. Cumulative and deemed dividends on convertible preferred shares totaled approximately $4,768,000 and $3,143,000 at December 31, 2003 and 2002, respectively. Loss per share applicable to common shareholders is $.27 and $.49 as of December 31, 2003 and 2002, respectively. The weighted average shares at December 31, 2002 include the weighted average effect of 5,750,000 shares of common stock issued to Round Valley Capital, LLC in August of 2002. These shares of common stock were issued to RVC as additional collateral for a loan made to the Company. The shares were returned to the Company by RVC upon final settlement of the loan in 2003. MDI cancelled the shares in April of 2003. If MDI had not treated these shares as issued and outstanding at December 31, 2002, the loss per share applicable to common shareholders would have been $0.52. Potential common shares include stock underlying convertible notes, convertible preferred stock, cumulative dividends on preferred stock payable in common stock, stock options, and warrants. The weighted-average number of options and warrants to purchase common stock using the treasury stock method for 2003 and 2002 was 1,960,467 and 14,774,294 shares, respectively.

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

NOTE 3.           FIXED ASSETS

         Fixed assets consist of the following at December 31 (in thousands):

                                                            2003         2002
                                                           ------       -------

   Furniture and fixtures..............................    $  114       $   158
   Laboratory equipment...............................        741           786
   Computer and communications equipment..............        313           353
   Leasehold improvements.............................         28            34
                                                           ------       -------
                                                            1,196         1,331
   Less accumulated depreciation and amortization.....       (822)         (665)
                                                           ------       -------
           Total......................................     $  374       $   666
                                                           ======       =======

         AGGREGATE DEPRECIATION AND AMORTIZATION EXPENSE

         For the years ended December 31, 2003 and 2002, depreciation and amortization expense was $257 and $302, respectively.

NOTE 4.           LICENSES, PATENTS, TECHNOLOGY AND GOODWILL

         Licenses, patents, technology and goodwill include the following at December 31 (in thousands):

                                                          2003         2002
                                                         ------       -------

         Licenses..................................      $1,013       $ 1,028
         Patent costs..............................         133           133
         MDI Technology Agreement..................       7,230         7,230
         Dianon Technology Agreement...............         260           260
                                                         ------       -------
         Subtotal..................................       8,636         8,651
         Less accumulated amortization.............      (1,729)       (1,130)
                                                         ------       -------
                 Total.............................      $6,907       $ 7,521
                                                         ======       =======

         Goodwill     .............................      $   --       $   283
                                                         ======       =======

         In 2003, MDI recorded an impairment loss of $283,000. This loss was comprised of the write-off of the full amount of MDI's goodwill recorded on the acquisition of AccuMed. At December 31, 2003, management determined several factors, principally that contracts and sales relating to the AccuMed products failed to materialize, indicating that the carrying value of goodwill from the AccuMed acquisition was impaired and no future cash flows will be realized relating to the goodwill.

         AGGREGATE AMORTIZATION EXPENSE

For the years ended December 31, 2003 and 2002, amortization expense was $612 and $665, respectively.

ESTIMATED AMORTIZATION EXPENSE
                                                       YEAR ENDED DECEMBER 31,
                            2004...........................    $526
                            2005...........................    $526
                            2006...........................    $526
                            2007...........................    $526
                            2008...........................    $526

         During 2003 and 2002, the Company recorded all costs related to the prosecution of patents as legal expenses.

NOTE 5.           ACCRUED EXPENSES

         Accrued expenses includes the following at December 31 (in thousands):

                                                         2003            2002
                                                       -------        --------

         Accrued interest.........................     $   704        $    155
         Accrued interest--related party..........         115             111
         Accrued professional fees................          --             146
         Accrued taxes............................         476            412
         Reserve for warranty.....................          --              21
         Other accrued expenses...................         106             298
                                                       -------        --------
                 Total............................     $ 1,401        $  1,143
                                                       =======        ========

         MDI was delinquent in filing certain Federal and State Income Tax returns for 2002 and 2001. MDI is also delinquent in paying a portion of Federal and State employee and employer payroll taxes for 2003, 2002, and 2001. The delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004.

         The Company owed $686,000 and $678,000 as of December 31, 2003 and 2002, respectively, in 2001 federal payroll taxes, including $258,000 and $250,000 respectively in assessed and estimated statutory penalties and interest. MDI has submitted payments of $150,000 against this liability amount and is currently in the process of communicating through counsel with the Internal Revenue Service regarding payment of the balance due. The Company has lost all rights of appeal regarding the outstanding payroll tax liability and could be subject to the seizure of its tangible and intellectual property in the event a payment schedule is not agreed to with the Internal Revenue Service. The amount was included in accrued payroll costs in the accompanying balance sheet.

NOTE 6.           NOTES PAYABLE--RELATED PARTIES

         Notes payable to related parties at December 31 (in thousands) consisted of:

                                                                                                              2003         2002
                                                                                                             -----        ------
         Northlea Partners, Ltd., $25,000 Promissory Note issued August 6, 2001; interest rate
               15% per annum..............................................................................      25            25
         Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001;
               interest rate 9% per annum.................................................................      15            15
         Northlea Partners, Ltd., $15,000 Bridge II convertible promissory note issued
               May 1, 2003; interest rate 12% per annum; (see description under Bridge II
               notes in Note 7-Notes payable, for other terms and conditions).............................      15            --
         Suzanne M. Gombrich, $1,000,000 convertible promissory note issued April 2, 2003;
               maturity date April 2, 2004 or earlier; interest rate 12% per annum; convertible into common stock at $.10 per share; beneficial conversion
               feature valued at $970,000; 1,000,000 warrants at exercise.................................     761            --
         Peter P. Gombrich, $305,667 Bridge II convertible promissory note issued
               December 5, 2003; interest rate 12% per annum: (see description under Bridge II
               notes in Note 7-Notes payable, for other terms and conditions).............................     251            --
         Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate
                 9% per annum.............................................................................      25            25
                                                                                                             -----        ------
                                                                                                             $1,092       $   65
                                                                                                             ======       ======


         On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, the wife of Peter Gombrich, MDI's Chairman, in exchange for cash. The note bears interest at the rate of 12% per annum and is convertible into the common stock of MDI at a conversion price of $0.10 per share. As additional consideration, MDI granted the holder a warrant to purchase 1,000,000 shares of the common stock of MDI at an exercise price of $0.15 per share. MDI also granted the holder a first priority security interest in all of the Company's assets. The conversion price of the note was less than the market price of the common stock when the note was issued; therefore, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $970,000 using the fair value interest method. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $731,000 to reflect amortization of the discount from the time the note was issued until December 31, 2003. The initial $100,000 of cash proceeds of the note was received in March 2003 and was used to fund the cost of an option to repurchase all of its assets from Round Valley Capital, LLC. The remaining proceeds, received on April 2, 2003, were used to make the $900,000 payment required to exercise the purchase option in conjunction with the final settlement of the loan with Round Valley Capital, LLC. On April 2, 2004 the Convertible Promissory Note due to Suzanne M. Gombrich was paid in full and her first priority security interest in all the Company's assets was released. (See Footnote 14: Subsequent Events)

         On March 5, 2004, the Bridge II convertible promissory note and accrued interest, issued to Peter Gombrich was converted into 2,113,987 common shares.

         Further, Peter Gombrich advanced funds to the Company during the year and was owed $52,953 and $126,911 at December 31, 2003 and 2002, respectively. MDI has classified the amount due to Mr. Gombrich under the current liabilities heading "Due to stockholder."

         The carrying amount of notes payable - related parties approximates fair value at December 31, 2003 and 2002.

NOTE 7.           NOTES PAYABLE

         Notes payable to unrelated parties at December 31 (in thousands) consisted of:

                                                                                                        2003        2002
                                                                                                        ----        ----
         Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,042; Bridge
              Warrants at an exercise price of $0.25 per share; Private Warrants
              at an exercise price equal to 150% of note conversion price...........................   $2,075     $3,185
         Bridge II Convertible Promissory Notes; due July 31, 2003; interest rate 12% per annum; convertible into common stock at $0.10 per share; beneficial conversion feature valued at $330,000 as of December 31, 2002;
              Bridge II warrants at an exercise price of $0.15 per share............................    2,845        293
         Round Valley Capital, LLC $825,500 Promissory Note, including unearned interest dated August 30,2002; interest rate 36% per annum; warrants at an exercise
              price of $0.20 per share; 711,364 shares of common stock..............................      --         300
         Monsun, AS, $500,000 Promissory Note issued November 1, 2000; interest rate 15% per annum, compounded into principal amount; beneficial conversion feature valued at
              $125,000; 1st extension of maturity date for issuance of 100,000 warrants at an exercise price of $0.60 per share; 2nd extension of maturity date for the issuance of 200,000 warrants at an exercise price of $0.30 per share; 3rd extension of maturity date for the issuance of 200,000 warrants at an exercise price of $0.70 per share; stock issuance of 200,000 shares of common stock in lieu of default
              penalty...............................................................................     641         552
         Trek Diagnostic Systems $80,000 Promissory Note issued July 31, 2002; due in equal
              installments on September 1, 2002 and December 1, 2002................................      15          40
              O.P., LLC $29,390 Promissory Note issued May 12, 2003; interest at 7% per annum;
              monthly principal payment of $1,316 plus interest.....................................      24         --
         Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest
              rate Canadian Prime plus 6% per annum; represents a debt of AccuMed International.....      34          34
         Ungaretti and Harris $211,368 Secured Promissory Note issued May 8, 2003; interest at 12%
              per annum; due September 30, 2003.....................................................     149          --
         Ernst & Young $30,800 Promissory Note issued July 17, 2003; due December 31, 2003........        31          --
         Western Economic Diversification, $221,000 Promissory Note issued June 1989; no interest;
             represents a debt of Oncometrics.......................................................     222         182
         Ventana Medical Systems, Inc., 62,946 Promissory Note issued November 30, 2003; due
              December 31, 2003; interest at 8% per annum payable after December 31, 2003 ..........      63          --
                                                                                                       ------      ------
                                                                                                       $6,099      $4,585
                                                                                                       ======      ======

         Between March 22, 2002 and June 28, 2002, MDI issued $3,185,000 in series Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the common stock on the date of conversion. In addition, MDI issued a warrant, which entitled each holder to purchase one share of common stock, at an exercise price of $0.25 per share, for each dollar principal amount of notes. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. At the time of conversion of the note, the holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for the warrants as of December 31, 2002. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,041,666 and recorded this amount as additional interest expense during 2002. In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. In November 2003, two note holders converted $50,000 in principal amount of notes and $5,287 in accrued interest into 368,579 shares of unregistered common stock. The remaining $2,075,000 in principal Bridge I notes remains unconverted and outstanding at December 31, 2003. Management has extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their Notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were also offered warrants to purchase one new share for every four shares acquired by the Bridge noteholder upon exercise of such holder's conversion rights under the note. As of April 4, 2004, this offer remained outstanding. (See Footnote 14: Subsequent Events)

         Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II Convertible Promissory Notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company's Chairman, for a total issuance during the year of $3,345,867. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion price of the notes issued during 2002 and those issued during 2003 was less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $1,826,743 to reflect amortization of the discount during the twelve months ended December 31, 2003. The Bridge II notes automatically convert into shares of Common Stock (subject to adjustments for stock splits, etc.) upon a "Qualified Financing Transaction," which means a transaction in which the Company closes a new debt or equity financing prior to the maturity date that results in net proceeds to the Company of at least four million dollars ($4,000,000). At the time MDI completes significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. In September 2003 an amendment to the Bridge II Convertible Promissory Notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture also offered an increase in the warrant coverage ratio from 25% to 33%. The Bridge II offering was closed as of December 5, 2003. (See Footnote 14: Subsequent Events)

         On August 30, 2002, MDI issued a Promissory note to Round Valley Capital, LLC ("RVC") in the amount of $825,500 representing $650,000 in cash received by MDI and $175,500 in unearned interest. The note bears a calculated effective interest rate of 36% per annum and is due June 1, 2003. The note is secured by all of the assets of MDI. MDI issued a certificate representing 5,750,000 shares of the common stock of the Company to RVC as collateral for the loan and paid transaction fees including: cash payments of $147,063; 711,364 shares of common stock of MDI; and warrants to purchase 681,818 shares of common stock of MDI at an exercise price of $0.20 per share. MDI recorded the note at a value, net of unearned interest, of $650,000. A fair value of $362,795 was calculated for the shares of common stock of MDI issued to RVC using the market price of the common stock on the date the shares were issued. A fair value of $156,000 was calculated for the warrants using the Black-Scholes valuation method. The total value of the transaction fees was recorded as prepaid financing costs and is being amortized over the life of the note. During 2002, MDI made principal payments against the note of $350,000. RVC declared MDI to be in default under the terms of the note during 2002 and the parties were engaged in litigation and subsequently, settlement negotiations. On April 2, 2003, MDI paid RVC $900,000 in cash in final settlement of the loan, default penalties and to exercise its rights under the asset purchase option agreement. RVC returned the 5,750,000 shares of common stock issued as collateral under the note, 711,364 shares of common stock issued as financing fees, and warrants to purchase 531,818 shares of common stock also issued as financing fees. MDI cancelled the shares of common stock and the warrants. On February 17, 2003, MDI made additional principal payments amounting to $250,000. MDI recorded interest expense of $16,900 and financing costs, including amortization of accrued financing costs, of $1,009,000 during 2003.

         In July 2002, MDI agreed to settle a claim brought by Trek Diagnostic Systems, Inc. ("Trek") against AccuMed regarding breach of representation and warranties in a certain agreement under which Trek purchased the microbiology business of AccuMed in 2000. MDI issued a promissory note to Trek in the amount of $80,000, payable in two equal installments on September 1, 2002 and December 1, 2002. MDI made the first payment due on September 1, 2002. MDI did not make the second payment causing a default on the note. Through a court ordered action Trek was able to obtain payments totaling $27,692 during the forth quarter of 2003. In the first quarter of 2004, a final settlement of $12,000 was reached for complete and final settlement of the outstanding note balance.

         In conjunction with the acquisition of AccuMed International, Inc. on September 17, 2001, MDI assumed the $76,516 unpaid principal amount of an outstanding Canadian dollar convertible promissory note payable to Xillix Technologies. The note is due on demand, bears interest at a rate of 6% over the Canadian prime rate, and is convertible into the common stock of MDI at a conversion price of $2.18 per share. Through December 31, 2001, MDI made cash principal payments against the note amounting to $27,467. During 2002, MDI made further cash principal payments against the note amounting to $14,610. MDI also made cash interest payments of $0 and $390 during 2003 and 2002, respectively.

         In conjunction with the acquisition of AccuMed International, Inc. on September 17, 2001, MDI assumed the $180,663 unpaid principal balance of an outstanding Canadian dollar loan due from Oncometrics, a wholly owned subsidiary of AccuMed, to Western Economic Diversification ("WED"). Payments against the principal of the loan are due from a percentage of revenues derived from the sales of products, which include technology licensed to Oncometrics under the WED loan agreement. Oncometrics failed to make principal payments as required by the terms of the loan causing a technical default. Neither Oncometrics, nor MDI has received formal notification from WED of the default as required under the terms of the loan. As a result of the default MDI has classified the entire principal of the loan as current.

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

         On October 31, 2001 Monsun, AS and MDI agreed to the 1st extension of the maturity date of the convertible promissory note until January 31, 2002. As consideration for the 1st extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 100,000 shares of common stock of MDI at an exercise price of $0.60 per share. On January 31, 2002 Monsun, AS and MDI agreed to the 2nd extension of the maturity date of the note until March 31, 2002. As consideration for the 2nd extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.30 per share. A fair value of $4,110 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. On April 1, 2002 Monsun, AS and MDI agreed to the 3rd extension of the maturity date until July 31, 2002. As consideration for the 3rd extension agreement, MDI issued a five-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.70 per share. A fair value of $8,287 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. In November 2002, MDI issued 200,000 shares of common stock of MDI as a default penalty on the note. A fair value of $42,000 for the shares was calculated using the market price of the common stock on the date the shares were issued and was recorded as financing expenses during 2002. MDI made payments against the principal of the note amounting to $117,266 and recorded interest expense, in addition to the amounts mentioned above, of $80,200 during 2002. Monsun, AS has initiated a legal action against Peter Gombrich, MDI's Chairman and CEO, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. The Board of Directors of MDI has agreed to pay Mr. Gombrich's legal costs to defend him against this action. During the first quarter of 2004 Monsun, AS was successful in obtaining a legal judgement against Peter Gombrich as the personal guarantor of the note.

         Specific events of default have occurred on a significant majority of the outstanding notes payable, including the Bridge I, Bridge II and Suzanne M. Gombrich convertible promissory notes, issued by MDI, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the $641,000 Monsun AS convertible promissory note and the Ungaretti and Harris $149,000 note payable, which are the subject of legal actions described in Footnote 10 - Legal Proceedings, MDI has not received any written declarations of default from holders of its outstanding notes payable.

         The carrying amounts of notes payable approximates fair value at December 31, 2003 and 2002.

NOTE 8.           STOCKHOLDERS' EQUITY

         SALE OF EQUITY

         Summary of the Company's preferred stock capital table as of December 31, 2003 is as follows:

                                                                                                    Shares Issued &
         OFFERING                                                              SHARES AUTHORIZED      OUTSTANDING
         --------                                                              -----------------      -----------

         Series A convertible..............................................           590,197             82,655
         Series B convertible, 10% cumulative..............................         1,500,000            799,856
         Series C convertible, 10% cumulative..............................         1,666,666          1,192,833
         Series D convertible, 10% cumulative..............................           300,000            175,000
         Series E convertible, 10% cumulative..............................           800,000            260,764
                                                                                  -----------        -----------
         Total Preferred Stock.............................................         4,856,863          2,511,108
                                                                                  ===========        ===========


         During 2002, holders converted a total of 76,743 shares of Series A convertible preferred stock into 33,510 shares of common stock of the Company. During 2003 holders converted 35,437 shares of Series A convertible preferred stock into 15,478 shares of common stock.

         During 2002, several additional holders converted 557,500 shares of Series B convertible preferred stock, including cumulative dividends due thereon, into 2,594,175 shares of common stock of MDI. In 2003, a holder converted 66,000 shares of Series C convertible preferred stock, including cumulative dividends due, into 380,403 shares of common stock of the Company.

         During 2002, several holders converted 72,666 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 392,858 shares of common stock of MDI.

         During the first quarter of 2002 the Company completed the delivery terms of the Ventana Medical Systems, Inc. license agreement and transferred $297,500 from Series D preferred stock to license revenue to reflect the value of the license. The Company also determined a measurement date for the warrant during the first quarter of 2002. A fair value of $928,000 was calculated for the warrant using the Black-Scholes valuation method and the Company transferred this amount from preferred stock to additional paid in capital.

         During December 2002, several holders converted 5,145 shares of Series E convertible preferred stock, including cumulative dividends due thereon, into 155,180 shares of common stock of MDI. In 2003, several holders converted 168,479.28 shares of Series E convertible preferred stock, including cumulative dividends due thereon, into 5,150,744 shares of common stock of the Company.

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

SERIES B CONVERTIBLE PREFERRED STOCK
Liquidation Value:          $4.00 per share
Conversion Price:           $1.00 per share
Conversion Rate:            4.00--Liquidation Value divided by Conversion
                               Price ($4.00/$1.00)
Voting Rights:              None
Dividends:                  10%--Quarterly--Commencing March 31, 2001
Conversion Period:          Any time
Cumulative dividends in arrears at December 31, 2003 were $909,494

SERIES C CONVERTIBLE PREFERRED STOCK
Liquidation Value:          $3.00 per share
Conversion Price:           $0.60 per share
Conversion Rate:            5.00--Liquidation Value divided by Conversion
                               Price ($3.00/$0.60)
Voting Rights:              None
Dividends:                  10%--Quarterly--Commencing March 31, 2002
Conversion Period:          Any time
Cumulative dividends in arrears at December 31, 2003 were $775,505

SERIES D CONVERTIBLE PREFERRED STOCK
Liquidation Value:          $10.00 per share
Conversion Price:           $1.00 per share
Conversion Rate:            10.00--Liquidation Value divided by Conversion
                              Price ($10.00/$1.00)
Voting Rights:              None
Dividends:                  10%--Quarterly--Commencing April 30, 2002
Conversion Period:          Any time--After April 1, 2002
Cumulative dividends in arrears at December 31, 2003 were $379,247

SERIES E CONVERTIBLE PREFERRED STOCK
Liquidation Value:          $22.00 per share
Conversion Price:           $0.80 per share
Conversion Rate:            27.50--Liquidation Value divided by Conversion
                                Price ($22.00/$0.80)
Voting Rights:              Equal in all respects to holders of common shares
Dividends:                  10%--Quarterly--Commencing December 28, 2001
Conversion Period:          Any time--After December 1, 2002
Cumulative dividends in arrears at December 31, 2003 were $1,153,727

         ISSUANCE OF RESTRICTED SHARES FOR SERVICES

         In August 1999, Molecular Diagnostics, Inc. awarded 50,000 restricted shares of common stock to a non-employee consultant under a three-year agreement for consulting services. The restricted shares vested over a twenty-four month period. During 2002, a determination was made to expense these shares over the vesting period. A measurement date was determined and a fair value for these shares of $23,600 was calculated using the Black-Scholes valuation model. During 2003 and 2002 MDI recorded additional expense of $11,600 and a reduction of expense of $13,000, respectively, as consulting expense related to these shares.

         During 2000, Molecular Diagnostics, Inc. issued additional awards of restricted shares of common stock to non-employee consultants for services. The awards total 100,000 shares, and were issued under agreements for consulting services with terms similar to those outlined in the preceding paragraph. The measurement date of these shares had not been determined as of December 31, 2002 and therefore the value of these shares will be based on the market value of common stock at the end of each interim period until the measurement date is determined. A fair value of $16,000 was calculated at December 31, 2002 using the Black-Scholes valuation model. During 2002, MDI recorded a reduction of expense of $25,000, as consulting expense.

         ISSUANCE OF STOCK OPTIONS TO NON-EMPLOYEES FOR SERVICES

         During 2000, Molecular Diagnostics, Inc. issued an additional 270,000 options to purchase common stock to non-employees under agreements for consulting services. The options vest over a time period, ranging from the date of grant to three years, and have exercise prices from $1.75 to $2.875 per share. MDI issued these options to consultants as consideration for consulting services that commenced during 2000 and will be completed through 2003. One of the consulting agreements was terminated in 2002 and options to purchase 15,000 shares of common stock were cancelled. As the measurement date of these options had not been determined as of December 31, 2003, the value of these options will be determined at the end of each interim period until the measurement date is determined. A fair value of $11,200 was determined as of December 31, 2003, using the Black-Scholes valuation model. This value is charged to consulting expense over the term of the agreements. The amount of expense to be ultimately recognized will vary depending on the market value of the common stock at the end of each period. No activity was recorded during 2003 due to the immaterial change. During 2002, MDI recorded a reduction in expense of $55,000 as consulting expense.

         ISSUANCE OF COMMON STOCK FOR SERVICES

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

         In January 2003, MDI issued 168,913 shares of common stock in exchange for services to a non-employee professional services firm. MDI calculated a fair value of $83,078 for these shares based on the value of the shares on the date of the issuance and recorded the amount as legal expense as of March 31, 2003.

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

         In June 2003, MDI issued 83,642 shares of common stock to a non-employee service vendor in lieu of payment for unpaid service invoices. MDI valued the shares at $12,546 which represented the amount of the unpaid invoices.

         In July 2003, MDI issued 1,400,000 shares of common stock to non-employees for past and future financing and consulting services. MDI calculated a fair value of $504,000 for these shares based on the fair market value of the shares on the date they were issued. Of the total amount $216,000 is being amortized over the life of the services contract. In August 2003, MDI issued 170,000 shares of common stock to a non-employee financial consultant for past financing services. MDI valued the shares at $51,000.

         In October 2003, MDI issued 133,333 shares of common stock to a non-employee supplier in lieu of payment for unpaid invoices. MDI valued the shares at $19,068.

         In December 2003, MDI issued 550,000 and 100,000 shares of common stock to two non-employee service vendors in lieu of payment for future services. MDI valued the shares at $82,500 and $16,000, respectively.

         ISSUANCE OF COMMON STOCK UNDER INCENTIVE PLANS

         In January 2002 a former officer of MDI exercised stock options to purchase 250,000 shares of common stock at an exercise price of $0.3937 per share. The Company recorded the $98,425 exercise price of the options as compensation expense in 2001 in accordance with the terms of the officer's severance agreement. In March 2002, the former officer exercised additional stock options to purchase 111,000 shares of common stock at an exercise price of $0.3937 per share and surrendered options to purchase 39,000 shares of common stock in lieu of the exercise price.

         ISSUANCE OF WARRANTS FOR SERVICES

         In January 2001, Molecular Diagnostics, Inc. issued warrants to purchase 80,000 shares of common stock, at an exercise price of $1.00, and 100,000 shares of common stock, at an exercise price of $.50, to a non employee as compensation for financial services to be provided under agreements covering January through April, 2001 and May through December 2001 respectively. The warrants vested in equal amounts each month. The agreements were replaced on October 1, 2001 with a new agreement covering a fifteen-month period ending on December 31, 2002. In accordance with the terms of the new agreement all of the outstanding warrants were immediately vested and MDI issued a new warrant to purchase 150,000 shares of common stock at an exercise price of $0.50. The new warrant vests in equal amounts each month as services are provided. A fair value of $13,500 was calculated for this warrant using the Black-Scholes valuation method as the services were completed and vesting took place during 2002. MDI recorded a reduction of expense of $10,500 as selling, general, and administrative expense in 2002 to cover the vested warrants.

         In July 2001, the Company issued a warrant to purchase 150,000 shares of common stock at an exercise price of $1.20 per share to an investment-banking firm as compensation for services provided over a twelve-month period. As the measurement date of this warrant had not been determined as of December 31, 2001, the fair value of the warrant will be determined at the end of each interim period until the measurement date is determined. A measurement date was determined upon completion of services during 2002 and a fair value of $66,375 was calculated, using the Black-Scholes valuation model. During 2002, the company recorded $10,875 respectively, as selling, general and administrative expense .

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

         In September 2002, the Company issued a warrant to purchase 681,818 shares of common stock at an exercise price of $0.20 per share to various individuals related to Round Valley Capital, LLC as additional loan transaction fees. A fair value of the warrant of $156,000 was calculated using the Black-Scholes valuation method modified so that cash and non-cash transactions fees did not exceed the loan value. This fair value was amortized as additional financing costs over the life of the loan. The Company recorded $69,333 as financing costs to reflect the amount amortized during 2002. As part of the loan settlement with Round Valley Capital, LLC, in April of 2003, warrants to purchase 481,818 shares of common stock were returned to the Company and cancelled.

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

         On April 2, 2003, MDI issued a warrant to Suzanne M. Gombrich, an affiliate, entitling the holder to purchase 1,000,000 shares of common stock of MDI at an exercise price of $0.15 per share. The warrant was issued as additional consideration for a $1,000,000 convertible promissory note issued on the same date. MDI valued the warrants at $270,000 using the Black-Scholes valuation model and recorded the amount as a current year administrative expense.

         In August 2003, MDI issued 1,100,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $341,000 using the Black-Scholes valuation model and recorded the amount as a current year administrative expense.

         In September 2003, MDI issued 1,335,000 warrants with an exercise price of $0.20 per share to non-employee financial consultants for past financial services. MDI valued the warrants at $347,100 using the Black-Scholes valuation model and recorded the amount as a current year administrative expense.

         In September 2003, MDI issued 500,000 warrants with an exercise price of $0.17 per share to a non-employee consultant in lieu of payment for future services. MDI valued the warrants at $150,000 using the Black-Scholes valuation model and is amortizing the amount over the twelve-month term of the consulting agreement.

         In November 2003, MDI issued 92,145 warrants with an exercise price of $0.20 per share to Bridge I investors upon conversion of their notes per the indenture agreement. MDI valued the warrants at $16,586 using the Black-Scholes valuation model and recorded the amount as a current year administrative expense.

         APPLICATION OF BLACK-SCHOLES VALUATION MODEL

         In applying the Black-Scholes valuation model for the years 2003 and 2002, the Company has used an expected dividend yield of zero, a risk-free interest rate of 5% and 6% for the 2003 and 2002 periods, respectively, a volatility factor of 208% and 90% for the 2003 and 2002 periods, respectively, and a fair value of the underlying common shares of closing market price on the date of the grant for both periods. The expected life equaled the term of the warrants, options, or restricted shares.

         WARRANTS

         At December 31, 2003, the Company had the following outstanding warrants to purchase shares of Common Stock:

                                             Weighted
                                             Average
    Total Shares          Exercisable     Exercise Price     Expiration Date
    ------------          -----------     --------------     ---------------

        39,834              39,834            $15.060        Perpetual
       372,500             372,500             $1.090        August 29, 2004
       100,000             100,000             $0.600        October 31, 2004
     1,750,000           1,750,000             $1.150        November 2, 2004
        50,000              50,000             $0.330        December 10, 2004
       200,000             200,000             $0.300        January 31, 2005
     1,023,302           1,023,302             $6.870        March 23, 2005
     1,100,000           1,100,000             $0.200        July 2, 2005
       200,000             200,000             $1.000        November 22, 2005
        50,000              50,000             $0.937        December 1, 2005
     1,000,000           1,000,000             $1.250        December 8, 2005
       180,000             180,000             $0.720        January 8, 2006
        25,000              25,000             $0.010        February 1, 2006
     1,000,000           1,000,000             $0.250        February 7, 2006
       599,942             599,942             $1.200        February 28, 2006
       150,000             150,000             $1.200        July 10, 2006
       750,000             750,000             $1.000        July 26, 2006
       312,500             312,500             $1.000        August 6, 2006
       150,000             150,000             $0.500        October 1, 2006
       172,120             172,120             $0.820        October 11, 2006
       597,750             597,750             $1.000        November 30, 2006
       200,000             200,000             $0.700        March 31, 2007
        51,493              51,493             $0.010        May 31,2007
     3,185,000           3,185,000             $0.250        July 31, 2007
       200,000             200,000             $0.160        November 1, 2007
     1,000,000           1,000,000             $0.100        April 2, 2008
       500,000             500,000             $0.170        September 2, 2008
       400,000             400,000             $0.170        September 16, 2008
       935,000             935,000             $0.170        September 16, 2008
        92,145              92,145             $0.200        November 13, 2008
       250,000             250,000             $0.330        July 14, 2009
       750,000             750,000             $0.001        February 12, 2012
   -----------          ----------             ------
    17,386,586          17,386,586             $1.243
   ===========          ==========             ======

     The Company is obligated under the terms of subscription agreements for Bridge I and Bridge II convertible promissory notes to issue additional warrants to the note holders based on certain events. If and when the holder of a Bridge I note elects to convert the principal of the note into shares of MDI common stock, the holder is entitled to receive a warrant to purchase one share of MDI common stock for each four shares of MDI common stock into which the note is converted at an exercise price equal to $0.20, based on the written offer dated October 10, 2003. Since the Bridge I convertible promissory note holders have not all accepted the offer to convert their Convertible Promissory Notes and accrued interest into common shares at $.015 per share, the number of warrants to be issued cannot be determined until such time as the notes are actually converted into the common stock of MDI. If and when the Company completes additional financing plans as outlined in the subscription agreements for Bridge II notes, the holder of a Bridge II note is entitled to receive a warrant to purchase one share of stock for each three shares into which the note is convertible. The exercise price of the warrants is

$0.15 per share for Bridge II notes, which fall into the class of the first $1,000,000 in cash subscriptions and $0.20 for the holders of the remaining Bridge II notes.

         Certain warrants in the above table entitling the holders, Azimuth Corporation and Cadmus Corporation, to purchase a total of 3,125,000 shares of common stock, include additional anti-dilution provisions, over and above the standard anti-dilution provisions included in all warrants which cover dilution caused by common stock dividends and stock splits or reverse stock splits. These additional provisions consider other items as dilutive events, including but not limited to the issuance of convertible debt or equity securities, options, warrants, etc. A calculation of the dilutive effect of a convertible security is required at the time the security is issued rather than if and when actual conversion takes place. The Company calculated that at December 31, 2002, these warrants were required to be adjusted to reflect that the holders were entitled to purchase an additional 519,000 shares of common stock. The exercise prices of the warrants would be adjusted so that the total proceeds to the Company from an exercise of these warrants would remain the same. The Company also calculated that as of the beginning of July 2003, additional adjustments were required to reflect that holders were entitled to purchase a further 897,000 additional shares with commensurate adjustments in per share exercise prices. On July 18, 2003, the Company negotiated an agreement with the holders of these warrants. The holders agreed to cancel the warrants and forgive approximately $100,000 owing to the holders by MDI as of that date. The Company agreed to issue a new warrant to the holders entitling them to purchase 6,500,000 shares of common stock at an exercise price of $0.30 per share. The Company also agreed to issue a 120-day warrant entitling the holders to purchase 500,000 shares of common stock at $0.30 per share, which expired November 19, 2003. The new warrants will only contain the standard anti-dilution provisions included in all other warrants.

         STOCK APPRECIATION RIGHTS

         At December 31, 2002 and 2001, MDI had 450,000 stock appreciation rights (SARs) outstanding. These SARs, issued in 1989, have an exercise price of $0.30 and could be exercised through November 20, 2001. These SARs are deemed automatically exercised on November 20, 2001 if not done so at the option of the holder. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of Common Stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by MDI prior to the exercise date. In lieu of making cash payments, MDI may elect and intends, to issue shares of Common Stock. MDI recorded compensation expense in fiscal years prior to 2002, to reflect the difference between the closing market price of MDI's common stock and the exercise price of the SARs. Since the SARs were deemed exercised at November 20, 2001, no additional entries were required for 2002 or 2003.

         SHARES OF COMMON STOCK

         As a result of the issuance of numerous convertible securities, including the above Convertible Promissory Notes and related warrants, MDI does not have sufficient shares of common stock authorized to issue upon exercise of all of the currently outstanding convertible securities, warrants and options. The issuance of shares of common stock pursuant to any new financing arrangement is subject to the Company obtaining shareholder approval to increase the authorized shares of common stock of the Company and the Company filing an amended Certificate of Incorporation. The Board of Directors is considering an increase in the number of authorized shares of common stock from 100,000,000 shares to 300,000,000 shares, although the Board has not made a final decision on the issue. Any ultimate Board approved action requires a vote of the stockholders. The Board intends to place this issue on the agenda at the next annual meeting of the stockholders or at a special meeting to be called for this purpose. The failure to have a sufficient number of authorized shares may constitute a breach of one or more of MDI's agreements governing issuance of such securities.

NOTE 9.           LEASES

         As of December 31, 2003, the Company currently leases approximately 5,700 square feet of space for its Chicago, Illinois corporate headquarters and research laboratory and offices under an operating lease expiring in 2008. Total rental expense related to the Company's headquarters location during the years ended December 31, 2003 and 2002 was $125,000 and $179,000, respectively.

         The lease obligation relates to the pre-merger office location for AccuMed. During 2002, AccuMed's landlord brought suit against AccuMed for unpaid rent and obtained a judgment in the amount of approximately $157,000. In the first quarter of 2004 a preliminary settlement was reached on the outstanding judgment and the two payments totaling $27,448 were paid and a balance of four monthly payments totaling $54,896 remains. In addition, discussions regarding the issuance of shares of common stock for the balance of the settlement are ongoing and subject to an increase in the authorized shares.


         Future minimum annual lease payments under these leases as of December 31, 2003 are (in thousands):

                                                                                                         Accumed
                                                                                          Operating       Lease
              Year                                                                         Leases      Obligation
              ----                                                                         ------      ----------
              2004....................................................................      $129         $ 327
              2005....................................................................      $133
              2006....................................................................      $137
              2007....................................................................      $141
              2008....................................................................      $ 121
                                                                                            -----        -----
              Total lease payments....................................................      $ 661        $ 327
                                                                                            =====        =====

              Amount of interest included in the minimum lease payments...............                   $ (48)
                                                                                                         ------

              Carrying value of lease obligation......................................                   $ 279
                                                                                                          ====


NOTE 10           INCOME TAXES

         Significant components of deferred income taxes consist of the following at December 31 (in thousands):

                                                                                               2003         2002
                                                                                               ----         ----
Deferred tax assets related to:
Net operating loss carryforwards........................................................     $ 31,407      $ 27,833
Research and Development Credit.........................................................          642           656
    Writedown of patents................................................................          110           110
    Writedown of goodwill...............................................................          113            --
      Accrued expenses..................................................................          106           367
                                                                                             --------      --------
                                                                                               32,378        28,966
           Less valuation reserve.......................................................       32,378        28,966
                                                                                             --------      --------
         Net deferred tax asset.........................................................     $     --      $     --
                                                                                             ========      ========

         At December 31, 2003, the Company had domestic net operating loss carryforwards aggregating approximately $78,500,000. For financial reporting purposes, this entire amount of deferred tax assets related principally to the net operating loss carryforwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $3,302,000 and $3,947,000 for the years ended December 31, 2003 and 2002, respectively.

         The net operating loss carryforwards and Research and Development credit carryforwards may not be available to offset future taxable income of MDI due to statutory limitations based on the changes of ownership and other statutory restrictions.

         The net operating loss carryforwards begin to expire in 2006. The Research and Development credit carryforwards expire from 2004 to 2014.

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

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                         2003              2002
                                                                (in thousands except for per share amounts)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS AS REPORTED.............    $ (11,060)       $ (13,972)
Deduct: Total stock-based compensation expense determined
    under the fair value based method for all awards and
    forfeitures, net of related taxes..............................          213             (345)
                                                                       ---------        ----------
PRO FORMA NET LOSS APPLICABLE TO COMMON SHAREHOLDERS...............    $ (10,847)       $ (14,317)
                                                                       ==========       ==========
Basic loss per share applicable to common
    shareholders - as reported.....................................    $   (.27)        $    (.49)
                                                                       =========        ==========
Basic and diluted loss per share applicable to common
    shareholders - pro forma.......................................    $   (.27)        $    (.50)
                                                                       =========        ==========

         The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5% and 6% for the 2003 and 2002 periods, respectively; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of 208% and 90% for both years and a weighted average expected life of the options of 2.5 - 5 years.

         A summary of the Company's stock option activity, and related information follows:

                                                                                                           Weighted
                                                                                                            Average
                                                                                                           Exercise
                                                                                           Options           Price
                                                                                           -------           -----
OUTSTANDING AT DECEMBER 31, 2001..................................                        3,792,496
  Granted.........................................................                          686,833       $    0.4104
  Exercised.......................................................                         (361,000)      $    0.3937
Forfeited - assumed in acquisition................................                         (321,812)      $    6.7961
Forfeited.........................................................                         (289,000)      $    1.0702
                                                                                        -----------
OUTSTANDING AT DECEMBER 31, 2002..................................                        3,507,517
Granted  .........................................................                          600,000       $    0.3144
Exercised........................................................                               --
Forfeited - assumed in acquisition................................                          (17,035)      $    4.9169
Forfeited.........................................................                         (595,834)      $     .9385
                                                                                        ------------
OUTSTANDING AT DECEMBER 31, 2003..................................                        3,494,648
                                                                                        ===========
EXERCISABLE AT DECEMBER 31, 2003..................................                         2,731,981      $     1.329
                                                                                        ===========

Weighted average fair value of options granted in 2003............                                        $    0.3144


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

NOTE 12.          COMMITMENTS AND CONTINGENCIES

         At December 31, 2003, MDI was contractually committed to pay $30,000 to a consultant for services to be performed during 2004.

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

         MDI is contractually committed to issue a total of 1,549,086 warrants with the same terms based upon delivery of certain products by Cell Solutions. As of December 31, 2003, Cell Solutions had not delivered these products and MDI was not liable for the issuance of the warrants.

NOTE 13.          LEGAL PROCEEDINGS

         SETTLED DURING 2002 AND 2003

         On October 20, 2000, MDI filed suit in Circuit Court of Cook County, Illinois (Case No. 00 CH 15652), against SpectRx, Inc. and Welch Allyn, Inc. MDI's suits sought injunctive relief and damages from SpectRx based on a complaint of fraud and breach of certain confidentiality agreements with regard to MDI's business plans, marketing plans, and technology related to in-vivo diagnostic devices. MDI's claim arose from disclosure of confidential information to SpectRx in the course of negotiations contemplating a joint venture to develop new medical products. The information covered cancer detection systems relying on fluorescence technologies as well as bio-molecular marking agents for use in applications within and outside of the body. MDI also provided SpectRx with marketing plans, revenue, income and cash flow projections, product development and launch plans, and product distribution strategies. In addition, MDI provided SpectRx with certain confidential technical information regarding patent applications, measurement technologies, design specifications, quantitative analyses, optimization techniques, positional information for cellular mapping, and other technical specifications. Subsequent to the disclosure of MDI's information to SpectRx, they entered into a business arrangement with Welch Allyn to develop products of a similar nature to MDI's. The suit also charged SpectRx and Welch Allyn with misappropriation of MDI's trade secrets in violation of the Illinois Trade Secrets Act.

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

         In 2001, Dawn H. Grohs, a former employee / consultant to the Company, filed suit against the Company and certain affiliated companies, as well as two of the Company's senior officers (C.A. No. 02-C-1010 (U.S. District Court for the Northern District of Illinois). Ms. Grohs' claimed fraud, unjust enrichment, misrepresentation, breach of contract and quantum merit related to her assertions that the defendants allegedly failed to provide her with equity; tortuous interference with contractual relations and intentional interference with contractual relations based on alleged encouragement of changes to the business relationship with Ms. Grohs; breach of the covenant of good faith and fair dealing, negligent infliction of emotional distress and intentional infliction of emotional distress based on defendants' treatment of Ms. Grohs; and violation of state law for alleged unfair and deceptive acts by defendants for the purpose of inducing Ms. Grohs to continue to provide services without compensation. Ms. Grohs sought $85,000 in wages, $40,250 in expenses, equity for contributions and efforts during the formation of certain of the Company's affiliates, payment of a sum to be determined by the court for the intentional and/or negligent infliction of emotional distress, a finding that the actions of defendants constitute unfair and deceptive acts, and that the court treble the damages awarded. In addition to the specific relief described above, each count seeks an award of attorneys' fees and costs and such other and further relief the court deems just and appropriate. In October 2002, MDI reached an out-of-court settlement with Ms. Grohs. Under the terms of the settlement, MDI paid Ms. Grohs $5,000 in cash and issued 400,000 unregistered shares of its common stock to her. MDI calculated a fair value of $84,000 for the shares of its common stock. MDI also granted Ms. Gross an option to purchase 400,000 shares of MDI common stock at an exercise price of $0.20 per share. One third of the option vested immediately and the remaining two thirds vest in equal amounts on the first and second annual anniversary dates of the grant.

         The Company and its subsidiaries Samba Sarl and AccuMed international, Inc. (collectively, "MDI") are parties to an Amended License and development Agreement with Ventana Medical Systems, Inc. ("Ventana") dated October 31, 2001, pursuant to which MDI has licensed certain intellectual property rights and technical information to Ventana. Under the Amended License and Development Agreement, Ventana was to produce an automated pathology imaging system using the intellectual property rights and technical information licensed from MDI, and Ventana was to pay MDI royalties based on the sales of such imaging system, as well as software support fees related to licensed software rights. MDI and Ventana were also parties to a Letter of Intent and Confidentiality Agreement dated July 12, 2002. Disputes arose between MDI and Ventana regarding their respective performance under the Amended License and Development Agreement and the Letter of Intent. In November 2003, MDI and Ventana negotiated a settlement and release, pursuant to which the Amended License and Development Agreement and the Letter of Intent were modified. Under the terms of the settlement and release, among other things, MDI issued a Promissory Note to Ventana in the principal amount of $62,946 and is also required to deliver two AcCell 2001 workstations. Ventana waived its rights to any prepaid royalties or other fees paid to MDI or its subsidiaries upon signing of the original agreements.

         PENDING AS OF DECEMBER 31, 2003 AND SETTLED DURING 2004

         On May 22, 2001, a judgment in the amount of $312,000 plus interest was entered against AccuMed (Circuit Court of Cook County (Case N0. 97 L 7158)) in favor of Merrill Corporation. The judgment was the result of the settlement of an action brought by Merrill claiming unpaid fees for financial printing services, provided to AccuMed in 1996, and related interest and legal costs totaling in excess of $400,000. Under terms of the settlement and the related judgment, AccuMed was required to make 12 monthly payments of $26,000, and a final payment to include all interest accrued on declining unpaid balance of the judgment over the term of payment. AccuMed made 7 payments in accordance with the terms of the settlement and ceased to make any additional payments. In May of 2002, Merrill asserted its rights under the original judgment and filed a citation to discover assets of AccuMed and obtain the remaining amount due. On October 17, 2002, MDI reached an agreement with Merrill whereby MDI assumed responsibility for the remaining unpaid amount of the judgment and related costs totaling $145,000 and agreed to pay such amount no later than November 15, 2002. In February

2004, MDI settled the amount due to Merrill and fully satisfied all obligations owed to Merrill. The citation proceedings against MDI were dismissed.

         On July 31, 2002, MDI entered into a settlement and mutual release agreement with Trek Diagnostic Systems, Inc. ("Trek") related to a claim of breach of representations and warranties included in an agreement under which AccuMed sold its microbiology business and related assets to Trek in 1999. Under the settlement agreement, MDI executed an $80,000 promissory note in favor of Trek. The note required principal payments of $40,000 each on September 1 and December 1, 2002. MDI made the initial payment and Trek filed suit against MDI (Court of Common Pleas Cuyahoga County, Ohio (Case No. CV 03 492582)) on January 23, 2003 to collect the remaining $40,000 plus interest at 8% per annum and legal and other costs. On April 18, 2003, judgment was entered against MDI in the amount of $40,000 plus interest. Trek initiated citation proceedings against MDI in the Circuit Court of Cook County, Illinois in 2003. In March 2004, MDI entered into a final settlement agreement with Trek and fully satisfied all amounts due to Trek. The citation proceedings against MDI were dismissed.

         PENDING AS OF DECEMBER 31, 2003

         Prior to MDI's acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for premises located at 900 and 920 N. Franklin in Chicago, Illinois (Circuit Court of Cook County (Case No. 01 M1 725821)). Garrett originally claimed approximately $50,000 was due them. Following completion of MDI's acquisition of AccuMed, management vacated AccuMed's leased facility and consolidated its operations into MDI's headquarters facility. However, Garrett continued to claim ongoing rent and amended its complaint in 2002 claiming approximately $148,000 in unpaid rent and related legal costs through July 2002. On July 18, 2002, judgment was entered in favor of Garrett and against AccuMed in the amount of approximately $157,000. On December 20, 2002, pursuant to a court order, Garret seized approximately $12,500 from an MDI bank account, as a partial payment against the judgment amount. The unpaid remainder of the judgment, approximately $136,000 including interest, will continue to accrue interest until paid in full. Since AccuMed had a continuing obligation for the minimum lease payments, MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments. MDI is contesting the right of Garrett to pursue collection of the judgment against the assets of MDI. Management believes that the amount of the accrued lease obligation recorded as of December 31, 2003 is sufficient to cover any remaining expenses of this litigation and the related judgment. During the first quarter of 2004, MDI reached a preliminary settlement on the outstanding judgment, which required six monthly payments of $13,724 each. MDI has made the first two required monthly payments. MDI also agreed to issue 280,000 shares of its common stock as part of the final settlement. The issuance of the shares is subject to shareholder approval of an increase in the number of authorized shares of common stock.

         On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by The Cleveland Clinic Foundation in the Peoples Republic of China on behalf of MDI. On December 8, 2003, a default judgment in the amount of $260,000 was entered against MDI. At December 31, 2003, MDI has recorded the full amount owing to The Cleveland Clinic Foundation as a liability in its accounts. MDI is currently engaged in settlement discussions with The Cleveland Clinic Foundation.

         On January 2, 2003, Bowne of Chicago, Inc.("Bowne") filed suit against MDI (Circuit Court of Cook County, County Department-Law Division (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided to MDI by Bowne during the period October 25, 2001 through November 7, 2002. While MDI is actively defending itself against the suit claiming the charges for printing services provided during the period mentioned above were excessive, management has taken a conservative position and recorded the entire amount of the Bowne invoices as outstanding accounts payable on the records of MDI. MDI is currently engaged in settlement discussions with Bowne.

         On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, the Chairman, (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03C 0184)) claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich in relation to Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of common stock at various prices. In November 2002, the Board of Directors approved the issuance of 200,000 shares of common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of common stock, however, in order to comply with securities laws, MDI issued the shares of our common stock to Monsun with a restrictive legend, which permits their sale only in compliance with Rule 144 of the ACT. MDI has recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2003 as a note payable on its records. In March of 2004, Monsun obtained a judgment against Mr. Gombrich in the amount of $675,000. Monsun is currently seeking to obtain an additional $545,000 to cover legal fees and costs incurred in enforcing the Guaranty Agreement. Since Mr. Gombrich's potential liability under the suit, including the failure to deliver registered shares of common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. Management and counsel are unable to determine the result of this pending litigation as of March 31, 2004.

         MDI is a defendant in several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims.

         MDI is a defendant in several wage claims brought by former employees seeking to collect amounts due for unpaid wages and severance benefits. MDI has recorded the amounts due in its records and is attempting to settle these actions

         On May 16, 2003, the Company, together with its subsidiaries, AccuMed International, Inc. ("AccuMed") and Oncometrics Imaging Corp. ("Oncometrics"), filed suit against MonoGen, Inc. ("MonoGen"), its President, Norman J. Pressman ("Pressman"), and another individual, in the Circuit Court of Cook, County, Illinois (Docket No. 03 CH 08532) (the "State Case"). The dispute that gave rise to the State Case arose out of two license agreements, one between AccuMed and MonoGen, and the other between Oncometrics and MonoGen, in which the rights to limited use of certain intellectual property were granted to MonoGen in return for one-time license fee payments totaling $500,000 (the "License Agreements"). At the time the License Agreements were entered into, the Company had not yet acquired AccuMed and Oncometrics. A portion of the intellectual property subject to the License Agreements had originally been licensed by Oncometrics from an entity now known as the British Columbia Cancer Agency ("BCCA"). Pressman was the President of both AccuMed and Oncometrics when the License Agreements were negotiated and executed. Shortly after the License Agreements were signed, Pressman became the President of MonoGen. The Complaint filed in the State Case (the "State Case Complaint") alleged that certain rights to the subject intellectual property were transferred to MonoGen at a below-market price. The State Case Complaint also asserted that the consent of BCCA to the sublicensing of its technology, which was required by the Oncometrics License Agreement, had not been obtained, and that, to the extent BCCA's consent was required, Pressman breached his fiduciary duties to AccuMed and Oncometrics by failing to obtain such consent. The State Case Complaint also alleged that Pressman breached his fiduciary duties by negotiating below-market license fees for the subject technology with his future employer, MonoGen.

         Almost a year before the State Case Complaint was filed, MonoGen had, in July, 2002, initiated an arbitration proceeding against the Company, AccuMed and Oncometrics (collectively, the "MDI Group") in which MonoGen claimed that the MDI Group was violating MonoGen's rights, and breaching many of the MDI Group's obligations, under the License Agreements. In an effort to resolve this dispute, the MDI Group and MonoGen entered into a settlement agreement (the "Technology Agreement") as of December 23, 2002, pursuant to which certain understandings were reached, including an agreement concerning the MDI Group's sales of certain systems to a number of specifically identified customers, and the royalties to be paid by the MDI Group to MonoGen based on those sales. The Technology Agreement, which also included an arrangement for the MDI Group's maintenance of the patents licensed to MonoGen, did not have the desired effect of finally resolving the dispute among the parties. Thus, the MDI Group filed the State Case Complaint. MonoGen was able to obtain a dismissal for itself from the State Case on the ground that all disputes arising from the agreements with the MDI Group members were required to be submitted to arbitration. The State Case continued against the individual defendants, however.

         In July, 2003, MonoGen proceeded to file a Second Demand for Arbitration against the members of the MDI Group, but no proceedings were held with respect to that demand. In December, 2003, MonoGen filed a Third Amended Demand for Arbitration, in which MonoGen alleged that the MDI Group had breached its agreements with MonoGen by, among other things, (i) licensing other parties to use technologies that the MDI Group exclusively licensed to MonoGen, (ii) not maintaining the patents that were the subject of the MDI Group's licenses to MonoGen, and (iii) not providing MonoGen with information in regard to improvements made to the technologies licensed to MonoGen by the MDI Group. MonoGen also claimed that the MDI Group had defamed MonoGen in statements impugning MonoGen's rights to the licensed technologies. The MDI Group has denied MonoGen's claims, and has asserted in a counterclaim that the agreements relied upon by MonoGen are invalid. The parties are presently engaged in discovery with respect to this arbitration and the claims asserted in the arbitration are scheduled for a hearing before a panel of American Arbitration Association arbitrators in June, 2004.

         Because the same basic issues were involved in both the State Case and the arbitration proceeding, and because the License Agreements and the Technology Agreement can only be declared invalid in the arbitration proceedings, the MDI Group decided to concentrate all of its efforts in regard to this matter in the arbitration and therefore entered into an agreement with the remaining defendants in the State Case in February, 2004 to have that suit fully and finally dismissed.

         On April 14, 2003, MDI received a notification from the attorney for the licensor, Dr. Bruce Patterson, M.D., Ph.D, under the License and Development Agreement covering certain HPV technology, which forms the basis for the In-Cell HPV test, indicating that the licensor intended to terminate the license in accordance with a specific clause of the license, which permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, MDI informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that MDI was still in control of all of the assets and that such assets are pledged as security under debt instruments and that such pledges are not included under events which would permit the licensor to terminate the license. MDI and their counsel, believe that MDI would prevail should the licensor attempt to pursue a termination action.

         On July 2, 2003, Dr. Patterson and his company Invirion, Inc. filed suit against MDI in the Circuit Court of Cook County, Illinois (Case No. 03 L
7995). Dr. Patterson seeks approximately $86,000 that he claims are due from MDI under an agreement for his scientific consulting services. This is a dispute with the licensor over completion of the third milestone of the license under which completion requires process and procedure verification by an independent third party. This verification requirement has not been satisfied as of yet, and therefore MDI is contesting this claim. Invirion, in a separate claim, seeks approximately $57,500 for certain HPV test kits that it claims were sold to MDI. MDI is engaged in settlement discussions with Dr. Patterson and Invirion to resolve all outstanding issues.

         On November 18, 2003, the Medical College of Georgia Research Institute, Inc. filed suit against MDI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for MDI. Georgia Research Institute claims that the principal amount of the obligation due from MDI is approximately $86,700. However, Georgia Research Institute is seeking to collect approximately $315,300 pursuant to an interest provision of 10% per month. MDI is contesting this lawsuit, but has made attempts to resolve this dispute by settlement.

         NEW PROCEEDINGS 2004

         On February 18, 2004, current and former employees Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee filed suit against MDI and one of its officers in the Circuit Court of Cook County, Illinois (04 L 1941). These individuals are seeking to recover wages and other compensation allegedly due to them. Mr. Kussworm seeks approximately $68,600, Ms. Kawaguchi seeks approximately $37,200, and Ms. Keesee seeks approximately $124,800; all amounts exclude interest, court costs, and attorney fees. MDI is engaged in settlement discussions with these three individuals to resolve all outstanding issues.

         MDI received information that on January 29, 2004, the law firm Ungaretti & Harris filed suit against Accumed International Inc. in the Circuit Court of Cook County, Illinois (04 L 1101), to collect for fees rendered prior to December 31,

2003. Although Accumed has not been formally served with summons and has not seen the legal complaint, it is believed that Ungaretti & Harris is seeking to collect approximately $179,230.

NOTE 14.          SUBSEQUENT EVENTS

         CONVERSIONS OF CONVERTIBLE SECURITIES

         From January 1, 2004 through March 31, 2004, holders of $1,200,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of $152,000 into 9,010,410 shares of unregistered common stock.

         From January 1, 2004 through March 31, 2004, holders of $1,396,000 principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of $140,000 into 11,708,118 shares of unregistered common stock. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest, which were converted into 2,113,987 shares of unregistered common stock.

          During the first three months of 2004 holders of Series C Convertible Preferred Stock elected to convert 910,000 of preferred shares and accrued dividends into 5,577,173 shares of unregistered common stock.

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

         SECURED CONVERTIBLE NOTE FINANCING

         Beginning in January 2004, Bathgate Capital Partners, LLC began an issue of a maximum offering of $4,000,000 and a minimum of $1,500,000 in Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty trading days, the daily average trading volume is 250,000, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate Suzanne M. Gombrich has been paid or converted into common shares. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested, therefore for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. As a requirement of the escrow, the funds would not be released until the following requirements were met:

o        A minimum investment of $1,500,000 had been reached

o Suzanne Gombrich's Convertible Promissory Note was paid or converted into common shares

o Satisfactory due diligence is completed by Bathgate Capital Partners, LLC

o A portion of the Bridge II Convertible Promissory Note holders convert their notes into common shares

o Peter P. Gombrich, MDI's Chairman and CEO will resign his position as CEO of the Company

These requirements were satisfied on April 2, 2004 and the Company issued $1,500,000 in convertible promissory notes in exchange for cash. The funds were used for repayment of the Suzanne Gombrich note, payment of IRS taxes, and working capital.

         OTHER FINANCING

         Beginning in February 2004, MDI began a separate offering of
Convertible Promissory Notes to accredited investors......... The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty trading days, the daily average trading volume is 250,000, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate Suzanne M. Gombrich has been paid or converted into common shares. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested, therefore for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. Through March 31, 2004 the Company had issued $1,292,000 in principal amount of convertible promissory notes in exchange for cash.

         On April 2, 2004, as a condition of the Bathgate Capital Partners issuance, the Convertible Promissory Note due to Suzanne M. Gombrich was paid in full and her first priority security interest in all the Company's assets was released. The payment on the $1,000,000 Convertible Promissory Note and $126,114 of accrued interest as of April 2, 2004 was in the form of $936,114 in cash and 1,900,000 shares of common stock of the Company.

         RESIGNATION OF OFFICER

         On February 19, 2004, Peter M. Gombrich resigned as Chief Executive Officer and was appointed Executive Vice President of the Company. Also on February 19, 2004, the Board of Directors appointed Denis M. O'Donnell M.D., a current Director of the Company, to be President and Chief Executive Officer.

         LITIGATION

                  SETTLED BETWEEN JANUARY 1, 2004 AND MARCH 31, 2004

         On May 22, 2001, a judgment in the amount of $312,000 plus interest was entered against AccuMed (Circuit Court of Cook County (Case N0. 97 L 7158)) in favor of Merrill Corporation. The judgment was the result of the settlement of an action brought by Merrill claiming unpaid fees for financial printing services, provided to AccuMed in 1996, and related interest and legal costs totaling in excess of $400,000. Under terms of the settlement and the related judgment, AccuMed was required to make 12 monthly payments of $26,000, and a final payment to include all interest accrued on declining unpaid balance of the judgment over the term of payment. AccuMed made 7 payments in accordance with the terms of the settlement and ceased to make any additional payments. In May of 2002, Merrill asserted its rights under the original judgment and filed a citation to discover assets of AccuMed and obtain the remaining amount due. On October 17, 2002, MDI reached an agreement with Merrill whereby MDI assumed responsibility for the remaining unpaid amount of the judgment and related costs totaling $145,000 and agreed to pay such amount no later than November 15, 2002. In February 2004, MDI settled the amount due to Merrill and fully satisfied all obligations owed to Merrill. The citation proceedings against MDI were dismissed.

         On July 31, 2002, MDI entered into a settlement and mutual release agreement with Trek Diagnostic Systems, Inc. ("Trek") related to a claim of breach of representations and warranties included in an agreement under which AccuMed sold its microbiology business and related assets to Trek in 1999. Under the settlement agreement, MDI executed an $80,000 promissory note in favor of Trek. The note required principal payments of $40,000 each on September 1 and December 1, 2002. MDI made the initial payment and Trek filed suit against MDI (Court of Common Pleas Cuyahoga County, Ohio (Case No. CV 03 492582)) on January 23, 2003 to collect the remaining $40,000 plus interest at 8% per annum and legal and other costs. On April 18, 2003, judgment was entered against MDI in the amount of $40,000 plus interest. Trek initiated citation proceedings against MDI in the Circuit Court of Cook County, Illinois in 2003. In March 2004, MDI entered into a final settlement agreement with Trek and fully satisfied all amounts due to Trek. The citation proceedings against MDI were dismissed.

         NEW PROCEEDINGS 2004

         On February 18, 2004, current and former employees Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee filed suit against MDI and one of its officers in the Circuit Court of Cook County, Illinois (04 L 1941). These individuals are seeking to recover wages and other compensation allegedly due to them. Mr. Kussworm seeks approximately $68,600, Ms. Kawaguchi seeks approximately $37,200, and Ms. Keesee seeks approximately $124,800; all amounts exclude interest, court costs, and attorney fees. MDI is engaged in settlement discussions with these three individuals to resolve all outstanding issues.

         DELINQUENT PAYROLL TAX LIABILITIES

         MDI is currently delinquent in filing certain Federal and State Income Tax returns for 2002 and 2001. MDI is also delinquent in paying a portion of Federal and State employee and employer payroll taxes for 2003, 2002, and 2001. The delinquent taxes relating to 2003 and 2002 were paid in full in April 2004.

         The Company owed $686,000 and $678,000 as of December 31, 2003 and 2002, respectively, in past-due 2001 payroll taxes, including $258,000 and $250,000 respectively in assessed and estimated statutory penalties and interest. MDI has submitted payments of $150,000 against this liability amount and is currently in the process of communicating through counsel with the Internal Revenue Service regarding payment of the balance due. The Company has lost all rights of appeal regarding the outstanding payroll tax liability and could be subject to the seizure of its tangible and intellectual property in the event a payment schedule is not agreed to with the Internal Revenue Service. MDI included the amounts due, except for the unknown penalties and interest, as liabilities in the accounting records and Consolidated Financial Statements for the respective periods.

         SHORT-TERM LIQUIDITY PROBLEMS

         MDI continued to have severe liquidity problems and had insufficient cash on hand to effectively manage the business during the first three months of 2004. In March 2004, Bathgate Capital Partners LLC raised $1,500,000 funds from the Company issuance of Convertible Promissory Notes of which the majority of the funds were used for the repayment of the Suzanne Gombrich note. In addition, MDI began a separate offering of Convertible Promissory Notes and has raised $1,292,000 for the payment of legal judgements, IRS taxes, wage claim settlements, and current operating needs. MDI has continued to raise operating cash through the date of this report through the issuance of additional Convertible Promissory Notes and management is negotiating additional financing.

         PLAN TO RESTRUCTURE OUTSTANDING LIABILITIES

         The Company's new management team is working to develop a restructuring proposal to provide unsecured creditors a settlement plan, which is contingent on the Company's ability to raise sufficient new equity to fund operations.

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

Schedule IX--Valuation and Qualifying Accounts

                                                              Additions
                                                               Charged                                             Balance
                                            Balance At        to Costs                                             At End
                                             Beginning           and                              Other              of
Description                                  of Period        Expenses         Retirements       Changes           Period
-----------                                  ---------        --------         -----------       -------           ------
Reserves and Allowances
   deducted from asset accounts.........
Allowance for Uncollectable
    accounts receivable.................
Year Ended December 31, 2003............    $     145         $       0         $     95         $       0          $   50
Year Ended December 31, 2002............    $       4         $     141         $      0         $       0          $  145
Reserves and allowances which support
   balance sheet caption reserves.......

Warranty reserves

Year Ended December 31, 2003............    $      21         $       0         $     21         $       0          $   --
Year Ended December 31, 2002............    $      20         $       1         $      0         $       0          $   21

Inventory Reserves

Year Ended December 31, 2003............    $       2         $       0         $      2         $       0          $   --
Year Ended December 31, 2002............    $       2         $       0         $      0         $       0          $    2