Form 10QSB
period 2004-03-31
MOLECULAR DIAGNOSTICS INC
filed 2004-05-18
CIK 75439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

                                 (312) 222-9550
                (Issuer's Telephone Number, including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value, AT APRIL 30, 2004:                   74,334,760
                                                              ------------------

Transitional Small Business Disclosure Format (Check One):   Yes       No  X
                                                                ---       ---


                           MOLECULAR DIAGNOSTICS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                PAGE
PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

a)       Consolidated Balance Sheets -- March 31, 2004 and December 31, 2003                      3

b)       Consolidated Statements of Operations -- Three months ended March 31, 2004
          and March 31, 2003                                                                      4

c)       Consolidated Statements of Cash Flows -- Three months ended March 31, 2004
                   and March 31, 2003                                                             5

d) Notes to Consolidated Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis or Plan of
                  Operation                                                                      19

Item 3.  Controls and Procedures                                                                 23

PART II. -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       23

Item 2.  Changes In Securities and Small Business Issuer Purchases of Equity Securities          27

Item 3.  Defaults upon Senior Securities                                                         28

Item 4.  Submission of Matters to a Vote of Security Holders                                     28

Item 5.  Other Information                                                                       28

Item 6.  Exhibits and Reports on Form 8-K                                                        29

SIGNATURES                                                                                       29

EXHIBIT INDEX                                                                                    30


PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                MARCH 31,     DECEMBER 31,
                                                                                                  2004            2003
                                                                                                  ----            ----
                                                                                               (Unaudited)
                                     ASSETS
Current Assets:

Cash and cash equivalents ......................................................................   $     45    $     --
Accounts receivables, net of allowance for doubtful accounts of $50 at March 31,
         2004 and December 31, 2003 ............................................................         38          26
Inventories ....................................................................................        100          94
Prepaid financings costs .......................................................................        188         307
Prepaid expenses and other current assets ......................................................          7           7
                                                                                                   --------    --------
              Total current assets .............................................................        378         434
Fixed Assets, net ..............................................................................        279         374
Other Assets:
Licenses, patents and technology, net of amortization ..........................................      6,776       6,907
                                                                                                   --------    --------
              Total assets .....................................................................   $  7,433    $  7,715
                                                                                                   ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Checks issued in excess of amounts on deposit ..................................................   $     --    $      5
Accounts payable ...............................................................................      4,999       5,540
Accrued payroll costs ..........................................................................      1,656       1,745
Accrued expenses ...............................................................................      1,299       1,401
Deferred revenue ...............................................................................         50          50
Due to stockholder .............................................................................         88          53
Lease obligation ...............................................................................        137         279
Notes payable--related party ...................................................................      1,080       1,092
Notes payable ..................................................................................      3,980       6,099
                                                                                                   --------    --------
              Total current liabilities ........................................................     13,289      16,264
                                                                                                   --------    --------

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; shares authorized--10,000,000; shares issued and outstanding -1,601,108 and 2,511,108, at March 31, 2004 and December
     31, 2003, respectively (Liquidation
value of all classes of preferred stock $11,906,683) ...........................................     10,164      12,894
Common stock, $0.001 par value; shares authorized--100,000,000; shares issued 72,126,529; shares outstanding--71,934,441 and 45,638,840, at March 31, 2004 and December 31, 2003 ,
respectively ...................................................................................         72          46
Additional paid-in-capital .....................................................................     37,612      29,553
Treasury stock; 192,088 shares at March 31, 2004 and December 31, 2003 .........................       (327)       (327)
Accumulated deficit ............................................................................    (53,337)    (50,673)
Accumulated comprehensive loss--
         Cumulative translation adjustment .....................................................        (40)        (42)
                                                                                                   --------    --------
              Total stockholders' equity (deficit) .............................................     (5,856)     (8,549)
                                                                                                   --------    --------
              Total liabilities and stockholders' equity (deficit) .............................   $  7,433    $  7,715
                                                                                                   ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                        2004       2003
                                                                                         (Unaudited)

Net revenues......................................................................   $      53   $     171
Operating expenses
         Cost of revenues.........................................................          --          86
         Research and development.................................................         157         207
         Selling, general, and administrative expenses............................       1,514       1,837
                                                                                     ---------   ---------
              Total operating expenses............................................       1,671       2,130
                                                                                     ---------   ---------

Operating loss....................................................................      (1,618)     (1,959)

Other income (expense):
         Interest expense -related party..........................................         (40)         (3)
         Interest expense ........................................................        (660)       (238)
         Gain on currency conversion..............................................          10          --
         Gain on sale of fixed assets.............................................          99          --
         Restructuring settlements................................................         161          --

         Other, net...............................................................          --           2
                                                                                     ---------   ---------
              Total other income (expense)........................................        (430)       (239)
                                                                                     ----------  ----------
Loss from continuing operations before income taxes...............................      (2,048)     (2,198)
Income tax expense................................................................          --          --
                                                                                     ---------   ---------
Loss from continuing operations...................................................      (2,048)     (2,198)
Results from discontinued operations..............................................          --         (39)
                                                                                     ---------   ----------
 Net loss.........................................................................      (2,048)     (2,237)

Preferred stock dividend..........................................................        (312)       (424)
                                                                                     ----------  ----------
Total dividends...................................................................        (312)       (424)
                                                                                     ----------  ---------

Net loss applicable to common stockholders........................................   $  (2,360)   $ (2,661)
                                                                                      =========   =========

Basic and diluted net loss per common share.......................................   $   (0.04)   $   (0.07)
                                                                                      =========   =========

Weighed average number of common shares outstanding...............................   55,812,649  40,177,291
                                                                                     ==========  ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                       2004        2003
                                                                                         (Unaudited)
Operating Activities:
 Net loss.........................................................................   $  (2,048)  $  (2,237)
Adjustments to reconcile net loss to net cash used for operating activities:
         Amortization of debt discount............................................         464         153
         Depreciation and amortization............................................         178         240
         Amortization of fees.....................................................         119         202
         Gain on sale of fixed assets.............................................         (99)         --
         Licensing fees recognized on preferred stock sale........................          --         111
         Compensation expense related to stock appreciation rights................          --           3
         Return of fixed assets in exchange for relief of indebtedness............         149          --
         Stocks, warrants and options issued to non-employees for services........         556          --
         Changes in assets and liabilities:
              Accounts receivable, net............................................         (13)       (181)
              Inventories.........................................................          (6)        201
              Due from stockholder................................................          35         115
              Prepaid expenses and other current assets...........................          --         (59)
              Checks issued in excess of amounts on deposit.......................          (5)         --
              Accounts payable....................................................        (532)        292
              Deposits............................................................          --          30
              Lease Obligation....................................................        (142)         --
              Deferred revenue....................................................          --        (100)
              Accrued expenses....................................................          95         958
                                                                                     ---------   ---------
Net cash used for operating activities............................................      (1,249)       (272)
                                                                                     ----------  ---------

Cash used in investing activities:
Purchases of fixed assets.........................................................         (29)         --
                                                                                     ----------  ---------
Net cash used for investing activities............................................         (29)         --
                                                                                     ----------  ---------

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable...............................       1,292         350
Proceeds from issuance of convertible notes payable, related party................          --         100
Note issued in payment of an expense..............................................          33          21
Payment of notes payable..........................................................         (30)       (236)
Proceeds from sale of fixed assets................................................          28          --
                                                                                     ---------   ---------
Net cash provided by financing activities.........................................       1,323         235
                                                                                     ---------   ---------
Effect of exchange rate changes on cash and cash equivalents......................          --           1
                                                                                     ---------   ---------

Net increase (decrease) in cash and cash equivalents..............................          45         (36)

Cash and cash equivalents at the beginning of period..............................          --          42
                                                                                     ---------   ---------

Cash and cash equivalents at end of period........................................   $      45   $       6
                                                                                      ========   =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
 Interest.........................................................................   $       2   $      15
Non-cash transactions during the period for:
Financing costs...................................................................   $     108   $     173
Preferred stock and cumulative dividends converted into common stock..............   $   3,346   $   4,218


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 1.  ORGANIZATION

      Molecular Diagnostics, Inc. ("MDI" or the "Company") was incorporated as Ampersand Medical Corporation in Delaware in December 1998 as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958.

      On September 25, 2001, the Company changed its corporate name to Molecular Diagnostics, Inc. in order to better represent its operations and products. The name change was effected through a merger with a wholly-owned subsidiary.MDI retained its Certificate of Incorporation in the merger, except as amended to reflect its new name, bylaws and capitalization.

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

      On September 17, 2001, Molecular Diagnostics, Inc. completed an acquisition transaction whereby AccuMed International, Inc. ("AccuMed") was merged into a wholly-owned subsidiary of MDI. The value of the transaction was approximately $14,178,000. Accordingly, the consolidated financial statements presented hereunder include the operations of InPath from March 16, 1998 (inception), the operations of Bell National and Molecular Diagnostics, Inc. from December 4, 1998, and the operations of AccuMed from September 17, 2001, the date of acquisition.

      MDI is focused on the design, development and marketing of the InPath System, and related image analysis systems. The InPath System and related products are intended to detect cancer and cancer-related diseases. These products may be used in a laboratory, clinic, or doctor's office.

      MDI had another wholly-owned subsidiary, Samba Technologies, Sarl ("Samba"). MDI acquired all of the assets of Samba in January 1999 from Unilog Regions, SA for approximately $500,000 in cash. Samba designed, developed, and marketed web-enabled software based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. A majority of reported revenues since inception of MDI were generated by Samba. Commencing December 20, 2002, Samba operated under the protection of the French Commercial Court in compliance with the bankruptcy laws of France. During 2003 MDI was unable to raise sufficient capital to enable it to provide funds to Samba to meet its liability obligations. On December 19, 2003, the French Commercial Court finalized the liquidation sale of the Samba assets. Upon completion of the bankruptcy liquidation sale MDI lost all rights and title to the Samba assets, including Samba software. MDI has reflected the involuntary liquidation of Samba's assets by the French Commercial Court in its December 31, 2003 financial statements and subsequent financial statements as discontinued operations.

      The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of its plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first quarter of 2004, MDI raised $1,292,000 through the sale of convertible debt. Management's plans include substantial efforts to obtain additional capital. Ifthe Company is unable to obtain adequate additional financing or generate profitable sales revenues, management may be required to curtail its product development and other activities and may be forced to cease operations.

NOTE 2.  BASIS OF PRESENTATION

      The consolidated financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position and consolidated results of operations as of and for the periods indicated and in order to make the financial statements not misleading. The consolidated results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year or for any other period. The consolidated financial statements include the accounts of Molecular Diagnostics, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

      These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2003 Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission.

NOTE 3. LICENSES, PATENTS, TECHNOLOGY AND GOODWILL (in thousands)

                                                        MARCH 31,   DECEMBER 31,
                                                           2004         2003
                                                       (unaudited)

Licenses................................................ $ 1,013       $1,013
Patent costs.............................................    133          133
MDI Technology Agreement.................................  7,230        7,230
Dianon Technology Agreement..............................    260          260
                                                         -------       ------
 Subtotal................................................  8,636        8,636
Less accumulated amortization............................ (1,860)      (1,729)
                                                         -------       ------
                 Total...................................$ 6,776       $6,907
                                                         =======       ======

In 2003, MDI recorded an impairment loss of $283,000. This loss was comprised of the write-off of the full amount of MDI's goodwill recorded on the acquisition of AccuMed. At December 31, 2003, management evaluated several factors, principally that contracts and sales relating to the AccuMed products had failed to materialize, indicating that the carrying value of goodwill from the AccuMed acquisition was impaired and no future cash flows would be realized relating to the goodwill.

         Aggregate Amortization Expense

For the three months ended March 31, 2004 and 2003, amortization expense was $131 and $612, respectively.

NOTE 4.ACCRUED EXPENSES

   Accrued expenses included the following at March 31 and December 31 (in thousands):
                                                       2004         2003
                                                   (unaudited)

   Accrued interest..................................$   573       $  704
   Accrued interest--related party...................    144          115
   Accrued taxes.....................................    476          476
   Other accrued expenses............................    106          106
                                                     -------       ------
           Total..................................... $1,299       $1,401
                                                     =======       ======

      MDI was delinquent in filing certain federal and state income tax returns for 2002 and 2001. MDI is also delinquent in paying a portion of federal and state employee and employer payroll taxes for 2003, 2002, and 2001. The delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004.

      The Company owed $606,000 and $686,000 as of March 31, 2004 and December 31, 2003, respectively, in 2001 federal payroll taxes, including $253,000 and $258,000 respectively in assessed and estimated statutory penalties and interest. MDI submitted an additional payment of $75,000 in April 2004 against this liability amount and is currently in the process of communicating through counsel with the Internal Revenue Service regarding payment of the balance due. The Company has lost all rights of appeal regarding the outstanding payroll tax liability and could be subject to the seizure of its tangible and intellectual property in the event a payment schedule is not agreed to with the Internal Revenue Service. The amount was included in accrued payroll costs in the accompanying balance sheet.

NOTE 5.  NOTES PAYABLE--RELATED PARTIES

      Notes payable to related parties at March 31 and December 31 (in thousands) consisted of:


                                                                                             2004         2003
                                                                                         (unaudited)

Northlea Partners, Ltd., $25,000 Promissory Note issued August 6, 2001;
   interest rate 15% per annum........................................................     $    25       $   25
Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001;
   interest rate 9% per annum.........................................................          15           15
Northlea Partners, Ltd., $15,000 Bridge II convertible promissory note issued
May 1, 2003; interest rate 12% per annum (see description under Bridge II
Notes in Note 6-Notes Payable, for other terms and conditions)........................          15           15
Peter P. Gombrich, $305,667 Bridge II convertible promissory note issued
December 5, 2003; interest rate 12% per annum (see description under Bridge II
Notes in Note 6-Notes Payable, for other terms and conditions)........................          --          251
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate
  9% per annum........................................................................          25           25
Suzanne M. Gombrich, $1,000,000 convertible promissory note issued April 2, 2003;
  Maturity date April 2, 2004 or earlier; interest rate 12% per annum; convertible into common stock at $0.10 per share; beneficial conversion
  feature valued at $970,000............................................................     1,000          761
                                                                                           -------       ------
                                                                                            $1,080       $1,092
                                                                                           =======       ======

      On April 2, 2003, MDI issued a $1,000,000 Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, the wife of Peter Gombrich, MDI's Chairman, in exchange for cash. The note bore interest at the rate of 12% per annum and was convertible into the common stock of MDI at a conversion price of $0.10 per share. As additional consideration, MDI granted the holder a warrant to purchase 1,000,000 shares of the common stock of MDI at an exercise price of $0.15 per share. MDI also granted the holder a first priority security interest in all of the Company's assets. The conversion price of the note was less than the market price of the common stock when the note was issued; therefore, the holder was considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $970,000 using the fair value interest method. The value was recorded as a reduction of the debt and was to be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $239,123 and $731,000 to reflect amortization of the discount for the three months ended March 31, 2004 and year ended December 31, 2003, respectively. The initial $100,000 of cash proceeds of the note was received in March 2003 and was used to fund the cost of an option of the Company to repurchase all of its assets from Round Valley Capital, LLC. The remaining proceeds, received on April 2, 2003, were used to make a $900,000 payment required to exercise the purchase option in conjunction with the final settlement of a loan with Round Valley Capital, LLC. On April 2, 2004 the Convertible Promissory Note due to Suzanne M. Gombrich was paid in full and her first priority security interest in all the Company's assets was released. (See Footnote 9: Subsequent Events)

      On March 5, 2004, the Bridge II convertible promissory note (and accrued interest thereon) issued to Peter Gombrich in December 2003 was converted into 2,113,987 common shares.

      Further, Peter Gombrich advanced funds to the Company during the three months ended March 31, 2004 and was owed $88,307 and $52,953 at March 31, 2004 and December 31, 2003, respectively. MDI has classified the amount due to Mr. Gombrich under the current liabilities heading "Due to stockholder."


      The carrying amount of Notes Payable - Related Parties approximated fair value at March 31, 2004 and December 31, 2003.

NOTE 6.  NOTES PAYABLE

      Notes payable to unrelated parties at March 31 and December 31 (in thousands) consisted of:

                                                                                             2004         2003
                                                                                         (unaudited)

         Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,042,000; Bridge I warrants at an exercise price of $0.25 per share; Private Warrants
at an exercise price equal to 150% of note conversion price...........................     $   875       $2,075
         Bridge II Convertible Promissory Notes; due July 31, 2003; interest rate
12%/15% per annum; convertible into common stock at $0.10 or $0.15 per share;
beneficial conversion feature valued at $792,000 and $330,000 at
March 31, 2003 and December 31, 2002, respectively;
Bridge II warrants at an exercise price of $0.15 or $0.20 per share...................       1,905        2,845
         Bridge IV Convertible Promissory Notes; due December 31, 2008; interest rate 10%
per annum; convertible into common stock at $.10 per share; beneficial conversion feature valued at $1,292,000 at March 31, 2003; Bridge IV
warrants at an exercise price of $.15 per share.......................................          21           --
         Monsun, AS $500,000 Promissory Note issued November 1, 2000; interest rate 15% per annum, compounded into principal amount; beneficial conversion
feature valued at $125,000............................................................         674          641
         Trek Diagnostic Systems $80,000 Promissory Note issued July 31, 2002; due in equal
installments on September 1, 2002 and December 1, 2002................................          --           15
         O.P., LLC $29,390 Promissory Note issued May 12, 2003; interest at 7% per annum;
monthly principal payment of $1,316 plus interest; due April 2005.....................          17           24
         Ungaretti and Harris $211,368 Secured Promissory Note issued May 8, 2003; interest
at 12% per annum; due September 30, 2003..............................................         149          149
         Ernst & Young $30,800 Promissory Note issued July 17, 2003; interest at 12% per annum
commencing January 1, 2003; due December 31, 2003.....................................          31           31
         Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003;
due December 31, 2003; interest at 8% per annum payable after December 31, 2003.......          54           63
         Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998;
 interest rate Canadian Prime plus 6% per annum;
 represents a debt of AccuMed International..........................................           34           34
         Western Economic Diversification $221,000 Promissory Note issued June 1989; no interest;
represents a debt of Oncometrics......................................................         220          222
                                                                                           -------       ------
                                                                                             $3,980       $6,099

      In 2002, MDI issued $3,185,000 in series Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the common stock on the date of conversion. In addition, MDI issued a warrant, which entitled each holder to purchase one share of common stock at an exercise price of $0.25 per share, for each dollar principal amount of notes. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. At the time of conversion of the note, the holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for the warrants as of March 31, 2004.

Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,041,666 and recorded this amount as additional interest expense during 2002. In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. In November 2003, two Bridge I note holders converted $50,000 in principal amount of notes and $5,287 in accrued interest into 368,579 shares of unregistered common stock. The remaining $875,000 in principal Bridge I notes remained unconverted and outstanding at March 31, 2004Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were also offered warrants to purchase one new share for every four shares acquired by the Bridge noteholder upon exercise of such holder's conversion rights under the notes. As of May 13, 2004, this offer remained outstanding.

      For the three months ended March 31, 2004, holders of $1,200,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of $152,000 into 9,010,310 shares of unregistered common stock.

      Beginning in October 2002, MDI began an issue of up to $4,000,000 in series Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II Convertible Promissory Notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company's Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $204,507 and $1,826,743 to reflect amortization of the discount during the three months ended March 31, 2004 and year ended December 31, 2003, respectively. The Bridge II notes automatically convert into shares of common stock (subject to adjustments for stock splits, etc.) upon a "Qualified Financing Transaction," which means a transaction in which the Company closes a new debt or equity financing prior to the maturity date that results in net proceeds to the Company of at least $4,000,000. At the time MDI completes significant additional funding plans, as outlined in the subscription agreement, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. In September 2003 an amendment to the Bridge II Convertible Promissory Notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture also offered an increase in the warrant coverage ratio from 25% to 33%. The Bridge II offering was closed as of December 5, 2003.

      For the three months ended March 31, 2004, holders of $1,396,000 principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of $144,000 into 11,708,118 shares of unregistered common stock. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into 2,113,987 shares of unregistered common stock.

      Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited INVESTORS. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion price of the notes issued to date has been less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,292,000 at March 31, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $20,578 to reflect amortization of the discount during the three months ended March 31, 2004. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, has been paid or converted into common shares. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. Through March 31, 2004 the Company had issued $1,292,000 in principal amount of Bridge IV Convertible Promissory Notes in exchange for cash.

      On August 30, 2002, MDI issued a promissory note to Round Valley Capital, LLC ("RVC") in the amount of $825,500, representing $650,000 in cash received by MDI and $175,500 in unearned interest. The note bore a calculated effective interest rate of 36% per annum and was due June 1, 2003. The note was secured by all of the assets of MDI. MDI issued a certificate representing 5,750,000 shares of the common stock of the Company to RVC as collateral for the loan and paid transaction fees including: cash payments of $147,063; 711,364 shares of common stock of MDI; and warrants to purchase 681,818 shares of common stock of MDI at an exercise price of $0.20 per share. MDI recorded the note at a value, net of unearned interest, of $650,000. A fair value of $362,795 was calculated for the shares of common stock of MDI issued to RVC using the market price of the common stock on the date the shares were issued. A fair value of $156,000 was calculated for the warrants using the Black-Scholes valuation method. The total value of the transaction fees was recorded as prepaid financing costs and was amortized over the life of the note. During 2002, MDI made principal payments against the note of $350,000. RVC declared MDI to be in default under the terms of the note during 2002 and the parties engaged in litigation and subsequently, settlement negotiations. On April 2, 2003, MDI paid RVC $900,000 in cash in final settlement of the loan, default penalties and to exercise its rights under an asset purchase option agreement. RVC returned the 5,750,000 shares of common stock issued as collateral under the note, 711,364 shares of common stock issued as financing fees, and warrants to purchase 531,818 shares of common stock also issued as financing fees. MDI cancelled the shares of common stock and the warrants. On February 17, 2003, MDI made additional principal payments amounting to $250,000. MDI recorded interest expense of $16,900 and financing costs, including amortization of accrued financing costs, of $1,009,000 during 2003.

      In July 2002, MDI agreed to settle a claim brought by Trek Diagnostic Systems, Inc. ("Trek") against AccuMed regarding breach of representation and warranties in a certain agreement under which Trek purchased the microbiology business of AccuMed in 2000. MDI issued a promissory note to Trek in the amount of $80,000, payable in two equal installments on September 1, 2002 and December 1, 2002. MDI made the first payment due on September 1, 2002. MDI did not make the second payment causing a default on the note. Through a court ordered action Trek was able to obtain payments totaling $27,692 during the fourth quarter of 2003. In the first quarter of 2004, a final settlement of $12,000 was reached for complete and final settlement of the outstanding note balance.

      On November 1, 2000,MDI issued a convertible promissory note to Monsun, AS ("Monsun") in exchange for $500,000 in cash. The note bears interest at the rate of 15% per year and was due twelve months from the date of issue. The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share.

      On October 31, 2001 Monsun, AS and MDI agreed to the first extension of the maturity date of the convertible promissory note until January 31, 2002. As consideration for the first extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 100,000 shares of common stock of MDI at an exercise price of $0.60 per share. On January 31, 2002 Monsun and MDI agreed to the second extension of the maturity date of the note until March 31, 2002. As consideration for the second extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.30 per share. A fair value of $4,110 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. On April 1, 2002 Monsun and MDI agreed to the third extension of the maturity date until July 31, 2002. As consideration for the third extension agreement, MDI issued a five-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.70 per share. A fair value of $8,287 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. In November 2002, MDI issued 200,000 shares of common stock of MDI as a default penalty on the note. A fair value of $42,000 for the shares was calculated using the market price of the common stock on the date the shares were issued and was recorded as financing expenses during 2002. MDI made payments against the principal of the note amounting to $117,266 and recorded interest expense, in addition to the amounts mentioned above, of $80,200 during 2002. Monsun has initiated a legal action against Peter Gombrich, MDI's Chairman, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. The Board of Directors of MDI has agreed to pay Mr. Gombrich's legal costs to defend him against this action. During the first quarter of 2004 Monsun was successful in obtaining a legal judgment against Peter Gombrich as the personal guarantor of the note. (See Footnote 10 - Legal Proceedings)

      Specific events of default have occurred on a significant majority of the outstanding notes payable, including the Bridge I and Bridge II convertible promissory notes, issued by MDI, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the $674,000 Monsun convertible promissory note and the Ungaretti and Harris $149,000 note payable, which are the subject of legal actions described in Footnote 10 - Legal Proceedings, MDI has not received any written declarations of default from holders of its outstanding notes payable.

      The carrying amounts of notes payable approximated fair value at March 31, 2004 and December 31, 2003.



NOTE 7. STOCKHOLDERS' EQUITY

         Summary of the Company's preferred stock capital table as of:

                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2004                2003
                                                                                     ----                ----
                                                                                SHARES ISSUED &     SHARES ISSUED &
         OFFERING                                                                 OUTSTANDING         OUTSTANDING
                                                                                  (unaudited)

         Series A convertible..............................................            82,655             82,655
         Series B convertible, 10% cumulative dividend.....................           799,856            799,856
         Series C convertible, 10% cumulative dividend.....................           282,833          1,192,833
         Series D convertible, 10% cumulative dividend.....................           175,000            175,000
         Series E convertible, 10% cumulative dividend.....................           260,764            260,764
                                                                                  -----------        -----------
Total Preferred Stock......................................................         1,601,108          2,511,108
                                                                                  ===========        ===========

      During the first quarter of 2004 several holders converted 910,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 5,577,173 shares of common stock.

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

Voting Rights:         None
Dividends:             10%--Quarterly--Commencing March 31, 2001
Conversion Period:     Any time
Cumulative dividends in arrears at March 31, 2004 were $989,260

SERIES C CONVERTIBLE PREFERRED STOCK
Liquidation Value:     $3.00 per share
Conversion Price:      $0.60 per share
Conversion Rate:       5.00--Liquidation Value divided by Conversion Price
                       ($3.00/$0.60)
Voting Rights:         None
Dividends:             10%--Quarterly--Commencing March 31, 2002
Conversion Period:     Any time
Cumulative dividends in arrears at March 31, 2004 were $204,977

SERIES D CONVERTIBLE PREFERRED STOCK
Liquidation Value:     $10.00 per share
Conversion Price:      $1.00 per share
Conversion Rate:       10.00--Liquidation Value divided by Conversion Price
                       ($10.00/$1.00)
Voting Rights:         None
Dividends:             10%--Quarterly--Commencing April 30, 2002
Conversion Period:     Any time after April 1, 2002
Cumulative dividends in arrears at March 31, 2004 were $422,877

SERIES E CONVERTIBLE PREFERRED STOCK
Liquidation Value:     $22.00 per share
Conversion Price:      $0.80 per share
Conversion Rate:       27.50--Liquidation Value divided by Conversion Price
                       ($22.00/$0.80)
Voting Rights:         Equal in all respects to holders of common shares
Dividends:             10%--Quarterly--Commencing May 31, 2002
Conversion Period:     Any time after December 1, 2002
Cumulative dividends in arrears at March 31, 2004 were $1,296,688

      ISSUANCE OF RESTRICTED SHARES FOR SERVICES

      Beginning in 1999, the Company has, at various times, awarded restricted shares of its common stock to non-employee consultants for services. Some of the share awards were made for past services and their value was fixed. Other share awards were made as partial consideration for services to be performed under three-year consulting agreements and vest over the life of the agreements. The measurement date of these shares was determined to be July 2003. The shares were fully vested as of March 31, 2004. A fair value of the shares as of March 31, 2003 was $11,000 based on a calculation using the Black-Scholes valuation model. The Company recorded $3,400 as expense during the quarter ended March 31, 2003.

      ISSUANCE OF WARRANTS FOR SERVICES

      In March 2004, MDI issued 67,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $13,400 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      In March 2004, MDI issued 500,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $95,000 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      APPLICATION OF BLACK-SCHOLES VALUATION MODEL

      In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 4.77% and 6% for the March 31, 2004 and 2003 periods, respectively, volatility factors of 182% and 90%, respectively, and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

NOTE 8. EQUITY INCENTIVE PLAN AND EMPLOYEE STOCK PURCHASE PLAN

      On May 25, 1999, stockholders approved the establishment of the 1999 Equity Incentive Plan (the "Plan") effective as of June 1, 1999. The Plan provides that the Board may grant various forms of equity incentives to directors, employees, and consultants, including but not limited to Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, and Restricted Stock Awards. Grants under the Plan are exercisable at fair market value determined as of the date of grant in accordance with the terms of the Plan. Grants vest immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant.

      On May 23, 2000, stockholders approved Amendment No. 1 to the Plan, which increased the number of shares of common stock allocated for use in the Plan from 2,000,000 shares to 3,000,000 shares. On June 21, 2002, stockholders approved a second amendment to the Plan, which increased the number of shares allocated for use in the Plan from 3,000,000 shares to 5,500,000 shares.

      The Board of Directors has also granted options to purchase common stock of MDI, which are not covered by the terms of the Plan.

      MDI applies APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted to employees under the Equity Incentive Plan. No compensation cost was recorded during the first quarter of 2004 or 2003 for options granted to employees as the exercise price approximated the fair value of the underlying common stock on the date of the grant. Had stock options been accounted for under the fair value method recommended by SFAS 123 "Stock-Based Compensation", the Company's net loss allocated to common shareholders would have been changed to the pro forma amounts indicated below:


                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         2004              2003
                                                                      (unaudited)
                                                                 (in thousands except for per share amounts)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS AS REPORTED.............    $  (2,360)       $  (2,661)
Deduct: Total stock-based compensation determined
under the fair value based method for all awards and
forfeitures, net of related taxes..................................         (158)              --
                                                                       ----------       ---------
PRO FORMA NET LOSS APPLICABLE TO COMMON SHAREHOLDERS...............    $  (2,518)       $  (2,661)
                                                                       ==========       ==========

Basic and diluted loss per share applicable to common
shareholders - as reported.........................................    $   (.04)        $    (.07)
                                                                       =========        ==========
Basic and diluted loss per share applicable to common
         shareholders - pro forma..................................    $   (.05)        $    (.07)
                                                                       =========        ==========

      The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.77% and 6% for the March 31, 2004 and 2003 periods, respectively, volatility factors of the expected market price of the Company's common stock of 182% and 90%, respectively, and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the options or restricted shares.

      A summary of the Company's stock option activity and related information follows:


                                                                                                          WEIGHTED
                                                                                                          AVERAGE
                                                                                                          EXERCISE
                                                                                           OPTIONS        PRICE
                                                                                        -------------    -----------
OUTSTANDING AT JANUARY 1, 2003....................................                        3,507,517
Granted.........................................................                            600,000       $    0.3144
Forfeited - assumed in acquisition................................                          (17,035)      $    4.9169
Forfeited.........................................................                         (595,834)      $    0.9385
                                                                                        ------------
OUTSTANDING AT DECEMBER 31, 2003..................................                        3,494,648
  Granted.........................................................                        1,500,000       $    0.1413
Forfeited.........................................................                         (116,000)      $    0.3937
                                                                                        -----------
OUTSTANDING AT MARCH 31, 2004.....................................                        4,878,648
                                                                                        ===========
EXERCISABLE AT MARCH 31, 2004.....................................                        3,665,981       $    0.9802
                                                                                        ===========


      At the Annual Meeting on May 25, 1999, the stockholders also approved the Employee Stock Purchase Plan (the "ESPP"). The ESPP offers employees the opportunity to purchase shares of common stock of MDI through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the ESPP is 200,000.

NOTE 9.  SUBSEQUENT EVENTS

CONVERSIONS OF CONVERTIBLE SECURITIES

      In April 2004, a holder of $25,000 principal amount of Bridge I Convertible Promissory Notes elected to convert a note and related accrued interest of $3,300 into 188,918 shares of unregistered common stock.

      In April 2004, holders of Series B Convertible Preferred Stock elected to convert 422,250 of preferred shares and accrued dividends into 2,211,401 shares of unregistered common stock.

      WARRANTS

      On July 18, 2003, Mr. Milley, a director of MDI, Azimuth Corporation (of which Mr. Milley is President and Chairman of the Board) and Cadmus Corporation (of which Mr. Milley is President), agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which entitled the holders to purchase a total of 3,125,000 shares of common stock at various exercise prices between $0.01 and $1.25 per share. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required MDI to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 1,500,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company's issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties' agreement to cancel these warrants, including their individual anti-dilution clauses, and the forgiveness of approximately $120,000 owed to Azimuth and Cadmus, MDI agreed to issue a new five-year warrant entitling the holders to purchase 6,500,000 shares of common stock at an exercise price of $0.30 per share. MDI also agreed to issue a 120-day warrant entitling the holder to purchase 500,000 shares of common stock at an exercise price of $0.30. Although an agreement has been reached between the parties, no definitive agreement has been signed. There can be no guarantee that the definitive documents will be signed.

      SECURED CONVERTIBLE NOTE FINANCING

      Beginning in January 2004, Bathgate Capital Partners, LLC began an issue of a maximum offering of $4,000,000 and a minimum of $1,500,000 in Bridge III Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, has been paid or converted into common shares. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. As a requirement of the escrow, the funds would not be released until the following requirements were met:

o     A minimum investment of $1,500,000 had been reached;

o $190,000 Suzanne Gombrich's Convertible Promissory Note was converted into common shares;

o A portion of the Bridge II Convertible Promissory Note holders converted their notes into common shares; and

o Peter P. Gombrich, MDI's Chairman and CEO, would resign his position as CEO of the Company.

These requirements were satisfied on April 2, 2004 and the Company issued $1,500,000 in Bridge III convertible promissory notes in exchange for cash. The funds were used for repayment of the Suzanne Gombrich note, payment of IRS taxes, and working capital.

      On April 2, 2004, as a condition of the Bathgate Capital Partners issuance, the Convertible Promissory Note due to Suzanne M. Gombrich was paid in full and her first priority security interest in all the Company's assets was released. As of April 2, 2004, the Company paid off $936,114 of Mrs. Gombrich's $1,000,000 Convertible Promissory Note and $126,114 of accrued interest. In addition Mrs. Gombrich converted the remaining $190,000 into 1,900,000 shares of common stock of the Company, which such shares shall be issued at such time that an increase in the number of authorized shares has been approved and effected.

NOTE 10. LEGAL PROCEEDINGS

      SETTLED DURING 2003

      The Company and its subsidiaries Samba Sarl and AccuMed International, Inc. (collectively, "MDI") are parties to an Amended License and Development Agreement with Ventana Medical Systems, Inc. ("Ventana") dated October 31, 2001, pursuant to which MDI has licensed certain intellectual property rights and technical information to Ventana. Under the Amended License and Development Agreement, Ventana was to produce an automated pathology imaging system using the intellectual property rights and technical information licensed from MDI, and Ventana was to pay MDI royalties based on the sales of such imaging system, as well as software support fees related to licensed software rights. MDI and Ventana were also parties to a Letter of Intent and Confidentiality Agreement dated July 12, 2002. Disputes arose between MDI and Ventana regarding their respective performance under the Amended License and Development Agreement and the Letter of Intent. In November 2003, MDI and Ventana negotiated a settlement and release, pursuant to which the Amended License and Development Agreement and the Letter of Intent were modified. Under the terms of the settlement and release, among other things, MDI issued a Promissory Note to Ventana in the principal amount of $62,946 and is also required to deliver two AcCell 2001 workstations. Ventana waived its rights to any prepaid royalties or other fees paid to MDI or its subsidiaries upon the signing of the original agreements.


      SETTLED DURING 2004

      On May 22, 2001, a judgment in the amount of $312,000 plus interest was entered against AccuMed (Circuit Court of Cook County (Case No. 97 L 7158)) in favor of Merrill Corporation. The judgment was the result of the settlement of an action brought by Merrill claiming unpaid fees for financial printing services provided to AccuMed in 1996, and related interest and legal costs totaling in excess of $400,000. Under terms of the settlement and the related judgment, AccuMed was required to make 12 monthly payments of $26,000, and a final payment to include all interest accrued on the declining unpaid balance of the judgment over the term of payment. AccuMed made 7 payments in accordance with the terms of the settlement and ceased to make any additional payments. In May 2002, Merrill asserted its rights under the original judgment and filed a citation to discover assets of AccuMed and obtain the remaining amount due. On October 17, 2002, MDI reached an agreement with Merrill whereby MDI assumed responsibility for the remaining unpaid amount of the judgment and related costs totaling $145,000 and agreed to pay such amount no later than November 15, 2002. In February 2004, MDI settled the amount due to Merrill and fully satisfied all obligations owed to Merrill. The citation proceedings against MDI were dismissed.

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

      Prior to MDI's acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for premises located at 900 and 920 N. Franklin in Chicago, Illinois (Circuit Court of Cook County (Case No. 01 M1 725821)). Garrett originally claimed approximately $50,000 was due it. Following completion of MDI's acquisition of AccuMed, management vacated AccuMed's leased facility and consolidated its operations into MDI's headquarters facility. However, Garrett continued to claim ongoing rent and amended its complaint in 2002 claiming approximately $148,000 in unpaid rent and related legal costs through July 2002. On July 18, 2002, judgment was entered in favor of Garrett and against AccuMed in the amount of approximately $157,000. On December 20, 2002, pursuant to a court order, Garrett seized approximately $12,500 from an MDI bank account as a partial payment against the judgment amount. The unpaid remainder of the judgment, approximately $136,000 including interest, will continue to accrue interest until paid in full. Since AccuMed had a continuing obligation for the minimum lease payments, MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments. MDI is contesting the right of Garrett to pursue collection of the judgment against the assets of MDI. Management believes that the amount of the accrued lease obligation recorded as of December 31, 2003 is sufficient to cover any remaining expenses of this litigation and the related judgment. During the first quarter of 2004, MDI reached a preliminary settlement on the outstanding judgment, which required six monthly payments of $13,187 each. MDI has made the first two required monthly payments. MDI also agreed to issue 280,000 shares of its common stock as part of the final settlement. The issuance of the shares is subject to shareholder approval of an increase in the number of authorized shares of common stock of the Company.

      On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by The Cleveland Clinic Foundation in the Peoples Republic of China on behalf of MDI. On December 8, 2003, a default judgment in the amount of $260,000 was entered against MDI. At December 31, 2003, MDI had recorded the full amount owing to The Cleveland Clinic Foundation as a liability in its accounts. MDI is currently engaged in settlement discussions with The Cleveland Clinic Foundation.

      On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, our Chairman and former CEO (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03 C 0184)) claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich in relation to Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of common stock at various prices. In November 2002, the board of directors approved the issuance of 200,000 shares of common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of our common stock; however, in order to comply with securities laws, MDI issued the shares of common stock to Monsun with a restrictive legend, which permits their sale only in compliance with Rule 144 of the Securities Act of 1933 as amended. MDI has recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2003 as a note payable on its records. In March 2004, Monsun obtained a judgment against Mr. Gombrich in the amount of $675,000. Monsun is currently seeking to obtain an additional $545,000 to cover legal fees and costs incurred in enforcing the guaranty agreement. Since Mr. Gombrich's potential liability under the suit, including the failure to deliver registered shares of our common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the board of directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. Management and counsel are unable to determine the result of this pending litigation as of March 31, 2004.

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

      In July 2002, MonoGen, Inc. ("MonoGen") initiated an arbitration proceeding against the Company and its subsidiaries, AccuMed International, Inc. ("AccuMed") and Oncometrics Imaging Corp. ("Oncometrics") (collectively, the "MDI Group"), alleging that the MDI Group had violated MonoGen's rights under certain license agreements (the "License Agreements") separately entered into by the subsidiaries with MonoGen prior to the Company's acquisition of the subsidiaries. In December 2002, the parties to the arbitration entered into an agreement (the "Technology Agreement") that purported to settle the issues that had been raised in the arbitration complaint. However, the Technology Agreement did not have the desired effect of ending the dispute, and in May 2003 the MDI Group filed suit in the Circuit Court of Cook County, Illinois (the "State Court Case") against MonoGen and two individuals affiliated with MonoGen in an attempt to obtain a judicial resolution of the issues that had been raised in the arbitration. The State Court Case also sought to resolve certain allegations of breach of fiduciary duties made by the Company against the President of MonoGen, Norman Pressman, who had been the President of both AccuMed and Oncometrics at the time the License Agreements had been entered into by the parties.

      MonoGen resisted the State Court Case by, among other things, insisting that the dispute could only be settled in arbitration, as required in the License Agreements. The claim as to MonoGen was dismissed on that basis. MonoGen subsequently filed amended demands against the MDI Group in the arbitration proceeding, which had never been dismissed. In order to avoid unnecessary litigation expenses, the MDI Group subsequently, in February 2004, agreed to a dismissal of the State Court Case, leaving the arbitration proceeding as the principal venue for a resolution of the dispute over the license rights obtained by MonoGen from the Company's subsidiaries.

      The claims asserted in the arbitration proceeding are scheduled to be heard by a panel of American Arbitration Association arbitrators in June 2004. The parties are presently engaged in settlement negotiations, but the Company cannot predict whether those negotiations will be successful.

      On April 14, 2003, we received a notification from the attorney for the licensor, Dr. Bruce Patterson, M.D., Ph.D, under the License and Development Agreement covering certain HPV technology, which forms the basis for our In-Cell HPV test, indicating that the licensor intended to terminate the license in accordance with a specific clause of the license, which permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all of our assets and that such assets were pledged as security under debt instruments and that such pledges were not included under events which would permit the licensor to terminate the license. MDI believes that MDI would prevail should the licensor attempt to pursue a termination action.

      On July 2, 2003, Dr. Patterson and his company Invirion, Inc. filed suit against MDI in the Circuit Court of Cook County, Illinois (Case No. 03 L 7995). Dr. Patterson seeks approximately $86,000 that he claims is due from MDI under an agreement for his scientific consulting services. This is a dispute with the licensor over completion of the third milestone of the license under which completion requires process and procedure verification by an independent third party. This verification requirement has not been satisfied as of yet, and therefore, MDI is contesting this claim. Invirion, in a separate claim, seeks approximately $57,500 for certain HPV test kits that it claims were sold to MDI. MDI is engaged in settlement discussions with Dr. Patterson and Invirion to resolve all outstanding issues.

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

      MDI received information that on January 29, 2004, the law firm Ungaretti & Harris filed suit against AccuMed International Inc. in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. Although AccuMed has not been formally served with summons and has not seen the legal complaint, it is believed that Ungaretti & Harris is seeking to collect approximately $180,000.

PENDING CASES THAT WERE SETTLED AFTER MARCH 31, 2004

      On January 2, 2003, Bowne of Chicago, Inc. ("Bowne") filed suit against MDI (Circuit Court of Cook County, County Department-Law Division (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided by Bowne during the period October 25, 2001 through November 7, 2002. MDI recently entered into a settlement agreement with Bowne, which requires 24 payments of $16,667, or a total sum of $200,000. As part of the settlement, MDI agreed to have a judgment in the amount of $342,061 entered against it. As long as MDI honors the agreed-upon monthly payments, Bowne agreed to refrain from enforcing the entire agreed judgment amount.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      FORWARD-LOOKING STATEMENTS

      Certain statements contained in this discussion and analysis that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, or possible future actions by us are also forward-looking statements.

      These forward-looking statements are based on beliefs of our management as well as current expectations, projections and assumptions currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully in our most recent Annual Report on Form 10-K under the caption "Risk Factors" and in subsequent reports filed with the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

      The following discussion and analysis should be read in conjunction with our consolidated financial statements presented in Part I, Item 1 of this quarterly report and our consolidated financial statements and Management' Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

OVERVIEW OF MOLECULAR DIAGNOSTICS, INC.

      Molecular Diagnostics, Inc., formerly Ampersand Medical Corporation, is a biomolecular diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer for use around the world.

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

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Revenue Recognition. MDI recognizes revenue upon shipment of product or license to customers and no remaining Company obligations or contingencies exist; persuasive evidence of an arrangement exists; sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

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

      Licenses, Patents and Technology. Licenses, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are expensed when incurred. Costs related to abandoned patents are written off at the time of abandonment. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to seventeen years. The Company assesses licenses, patents, and technology quarterly for impairment.


      Goodwill. The Company has adopted SFAS 142, "Goodwill and Other Intangibles," which sets forth guidelines for discontinuing periodic goodwill amortization costs in results of operations and for establishing an annual goodwill impairment review and related net realizable value asset write-down methodology.

      Research and Development Costs. Research and development costs are charged to operations as incurred. MDI conducts a portion of its research activities under contractual arrangements with scientists, researchers, universities, and other independent third parties.

      Foreign Currency Translation. The functional currency ofMDI's foreign operations is the local currency. Accordingly, all assets and liabilities are translated into United States dollars using period-end exchange rates, and all revenues and expenses are translated using average exchange rates during the period. The amount of foreign currency translation is not material to the results of operations and the financial position ofthe Company.

      Other Comprehensive Income (Loss). Translation adjustments related toMDI's foreign operations are included in other comprehensive loss and reported separately in stockholders' equity (deficit).

      Stock-Based Compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", MDI uses the intrinsic value method to account for stock options as set forth in APB No. 25, "Accounting for Stock Issued to Employees."

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

      Application of Black-Scholes Valuation Model. In applying the Black-Scholes valuation model, we have used an expected dividend yield of zero, a risk-free interest rate of 4.77% and 6% for 2004 and 2003, respectively, a volatility factor of 182% and 90% for 2004 and 2003, respectively, and the closing market price of the underlying common stock on the date of the grant. There were 1,500,000 and 200,000 in plan option grants and restricted stock shares, respectively, issued during the first three months of 2004. The expected life equaled the term of the warrants, options, or restricted shares.

RESULTS OF OPERATIONS

      REVENUE

      Revenues for the three months ended March 31, 2004 decreased $118,000, or 69.0%, to $53,000 from revenues of $171,000 for the same period in 2003. This decrease was the result of decreases in the sales of AccuMed related products and services. Revenues and related costs and expenses have been adjusted to reflect the liquidation of MDI's French subsidiary, Samba, and its reclassification as a discontinued operation.

      COSTS AND EXPENSES

      Cost of Goods Sold

      Cost of goods sold for the quarter ended March 31, 2004 were zero, a decrease of $86,000, or 100% over the same period in 2003. The reduction was due to receipt of royalty-related income only for the period based on an AccuMed system under a license agreement.

      Research and Development

      We devote a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

      For the quarter ended March 31, 2004, our R&D expenses were $157,000, a decrease of $50,000, or 24.2%, over the same period in 2003. This decrease was the result of reduced operating capacity due to capital and liquidity constraints. This reduction has led to delays in the finalization of development, completion of clinical trial validation, Food and Drug Administration submissions, market introduction, and sale of some of our products. R&D expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; instrumentation, disposables, clinical consumables, clinical supplies and regulatory costs to develop clinical trial reference laboratories and to recruit and test patients in support of our various FDA clinical trials; and payroll related costs for in-house engineering, scientific, laboratory, software development and research management staff.

      Selling, General and Administrative

      For the quarter ended March 31, 2004, selling, general and administrative expenses ("SG&A") were $1,514,000, a decrease of $323,000, or 17.6%, over expenses of $1,837,000 for the same period in 2003. This decrease included a reduction of $341,000 in financing costs, $70,000 in other general and administrative costs and was offset by an increase of $117,000 in legal and professional fees.

      Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal and accounting services, travel costs, fees for public and/or investor relations services, insurance premiums, facilities and office expenses, marketing-related costs, and amortization/depreciation charges.

      OTHER INCOME AND EXPENSE

      Interest Expense

      For the first quarter ended March 31, 2004, our interest expense amounted to $700,000, an increase of $459,000, or 190.5%, over the same period in 2003. The increase related primarily to increased Bridge I and Bridge II convertible promissory note loan amounts relative to the previous period and the increased interest rate and amortization of debt discount arising from the beneficial conversion feature of the notes.

      Restructuring Settlements

      For the quarter ended March 31, 2004, MDI recorded a $161,000 gain from the settlement of various litigation and credit paymentmatters.

      NET LOSS

      MDI's net loss before preferred dividends for the three months ended March 31, 2004 totaled $2,048,000. Cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock totaled $312,000. The combined net loss applicable to common stockholders amounted to $2,360,000, or $0.04 net loss per share on 55,812,649 weighted average shares outstanding for the three months ended March 31, 2004.

      The weighted average shares outstanding during the quarter ended March 31, 2004 include the conversion of Series B, Series C, and Series E convertible preferred stock during 2003, and Bridge I and II convertible promissory notes and Series C convertible preferred shares during the first quarter of 2004. The Bridge I and II common share conversions resulted in 20,178,000 additional common shares and the Series C convertible preferred shares resulted in 5,577,000 additional common shares.

      Our net loss before preferred dividends for the three months ended March 31, 2003 totaled $2,237,000. Cumulative dividends on the outstanding Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock, and Series E convertible preferred stock totaled $424,000. The combined net loss applicable to common stockholders was $2,661,000, or $0.07 net loss per share on 40,177,291 weighted average shares outstanding for the three months ended March 31, 2003.

      The weighted average shares outstanding as of March 31, 2003 included 5,750,000 shares of common stock issued to Round Valley Capital as additional loan collateral in September 2002. The shares were returned to MDI in April of 2003 and cancelled.

LIQUIDITY AND CAPITAL RESOURCES

      Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We may be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $1,249,000 and $272,000 for the first quarter ended March 31, 2004 and 2003, respectively, in operating activities.

      As of the quarter ended March 31, 2004 we had cash on hand of $45,000, an increase of $45,000 over cash on hand at December 31, 2003 of zero. This increase results from the receipt of bridge financing during the quarter as discussed below.

      Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited INVESTORS. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion price of the notes issued to date has been less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,292,000 at March 31, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $20,578 to reflect amortization of the discount during the three months ended March 31, 2004. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, has been paid or converted into common shares. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. Through March 31, 2004 the Company had issued $1,292,000 in principal amount of Bridge IV Convertible Promissory Notes in exchange for cash.

      We incurred approximately $29,000 in capital expenditures during the first quarter of 2004 versus capital expenditures of zero for the first quarter 2003, a increase of 100%. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. MDI is striving to keep capital expenditures to a minimum due to capital and liquidity constraints.

      Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. We have incurred significant operating losses since inception. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. As a result of capital and liquidity constraints, we significantly reduced our staff and all other operating expenditures during 2003 and will continue that focus during 2004 and beyond. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research and development, clinical trials and other activities and may be forced to cease operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Our principal executive officer and principal financial officer have concluded, based on that evaluation, which included inquiries made to certain other employees of the Company, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by MDI in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Our former independent auditors, Ernst & Young, LLP, issued a report at the completion of their audit of our consolidated financial statements for the year ended December 31, 2001 detailing certain deficiencies in our internal control systems and procedures. During 2002, we hired an independent consultant, Tatum CFO Partners, LLP ("Tatum"), to address the issues raised by Ernst & Young, LLP. In August of 2002, Tatum reported to the Audit Committee that it had assisted management in developing procedures, forms, checklists and reporting packages to address these deficiencies, and that progress had been made to improve our system of internal controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      During the first half of 2003, certain accounting personnel departed the Company. These positions were filled soon thereafter, including that of our Chief Financial Officer, who began on June 1, 2003. Since our Chief Financial Officer was not affiliated with MDI for the entire period covered by our annual report on Form 10-KSB, he was required to rely on our books and records and on review and discussions with independent consultants who participated in the preparation of that report and with other members of management. Altschuler, Melvoin and Glasser LLP issued a report at the end of their December 31, 2002 audit which indicated certain material weaknesses and deficiencies in internal controls and the Company is taking corrective action regarding these items.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      SETTLED DURING 2003

      The Company and its subsidiaries Samba Sarl and AccuMed International, Inc. (collectively, "MDI") are parties to an Amended License and Development Agreement with Ventana Medical Systems, Inc. ("Ventana") dated October 31, 2001, pursuant to which MDI has licensed certain intellectual property rights and technical information to Ventana. Under the Amended License and Development Agreement, Ventana was to produce an automated pathology imaging system using the intellectual property rights and technical information licensed from MDI, and Ventana was to pay MDI royalties based on the sales of such imaging system, as well as software support fees related to licensed software rights. MDI and Ventana were also parties to a Letter of Intent and Confidentiality Agreement dated July 12, 2002. Disputes arose between MDI and Ventana regarding their respective performance under the Amended License and Development Agreement and the Letter of Intent. In November 2003, MDI and Ventana negotiated a settlement and release, pursuant to which the Amended License and Development Agreement and the Letter of Intent were modified. Under the terms of the settlement and release, among other things, MDI issued a Promissory Note to Ventana in the principal amount of $62,946 and is also required to deliver two AcCell 2001 workstations. Ventana waived its rights to any prepaid royalties or other fees paid to MDI or its subsidiaries upon the signing of the original agreements.

      SETTLED DURING 2004

      On May 22, 2001, a judgment in the amount of $312,000 plus interest was entered against AccuMed (Circuit Court of Cook County (Case No. 97 L 7158)) in favor of Merrill Corporation. The judgment was the result of the settlement of an action brought by Merrill claiming unpaid fees for financial printing services provided to AccuMed in 1996, and related interest and legal costs totaling in excess of $400,000. Under terms of the settlement and the related judgment, AccuMed was required to make 12 monthly payments of $26,000, and a final payment to include all interest accrued on the declining unpaid balance of the judgment over the term of payment. AccuMed made 7 payments in accordance with the terms of the settlement and ceased to make any additional payments. In May 2002, Merrill asserted its rights under the original judgment and filed a citation to discover assets of AccuMed and obtain the remaining amount due. On October 17, 2002, MDI reached an agreement with Merrill whereby MDI assumed responsibility for the remaining unpaid amount of the judgment and related costs totaling $145,000 and agreed to pay such amount no later than November 15, 2002. In February 2004, MDI settled the amount due to Merrill and fully satisfied all obligations owed to Merrill. The citation proceedings against MDI were dismissed.

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

      Prior to MDI's acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for premises located at 900 and 920 N. Franklin in Chicago, Illinois (Circuit Court of Cook County (Case No. 01 M1 725821)). Garrett originally claimed approximately $50,000 was due it. Following completion of MDI's acquisition of AccuMed, management vacated AccuMed's leased facility and consolidated its operations into MDI's headquarters facility. However, Garrett continued to claim ongoing rent and amended its complaint in 2002 claiming approximately $148,000 in unpaid rent and related legal costs through July 2002. On July 18, 2002, judgment was entered in favor of Garrett and against AccuMed in the amount of approximately $157,000. On December 20, 2002, pursuant to a court order, Garrett seized approximately $12,500 from an MDI bank account as a partial payment against the judgment amount. The unpaid remainder of the judgment, approximately $136,000 including interest, will continue to accrue interest until paid in full. Since AccuMed had a continuing obligation for the minimum lease payments, MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments. MDI is contesting the right of Garrett to pursue collection of the judgment against the assets of MDI. Management believes that the amount of the accrued lease obligation recorded as of December 31, 2003 is sufficient to cover any remaining expenses of this litigation and the related judgment. During the first quarter of 2004, MDI reached a preliminary settlement on the outstanding judgment, which required six monthly payments of $13,187 each. MDI has made the first two required monthly payments. MDI also agreed to issue 280,000 shares of its common stock as part of the final settlement. The issuance of the shares is subject to shareholder approval of an increase in the number of authorized shares of common stock of the Company.

      On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (United States District Court for the Northern District of Ohio, Easter Division, (Case No. 1:03CV0561)) seeking approximately $315,000 plus interest and attorney fees and costs. The sum in question pertains to remaining unpaid fees for certain clinical trial work conducted by The Cleveland Clinic Foundation in the Peoples Republic of China on behalf of MDI. On December 8, 2003, a default judgment in the amount of $260,000 was entered against MDI. At December 31, 2003, MDI had recorded the full amount owing to The Cleveland Clinic Foundation as a liability in its accounts. MDI is currently engaged in settlement discussions with The Cleveland Clinic Foundation.

      On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, our Chairman and former CEO (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03 C 0184)) claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich in relation to Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of common stock at various prices. In November 2002, the board of directors approved the issuance of 200,000 shares of our common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of our common stock; however, in order to comply with securities laws, MDI issued the shares of common stock to Monsun with a restrictive legend, which permits their sale only in compliance with Rule 144 of the Securities Act of 1933 as amended. MDI has recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2003 as a note payable on its records. In March 2004, Monsun obtained a judgment against Mr. Gombrich in the amount of $675,000. Monsun is currently seeking to obtain an additional $545,000 to cover legal fees and costs incurred in enforcing the guaranty agreement. Since Mr. Gombrich's potential liability under the suit, including the failure to deliver registered shares of our common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the board of directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. Management and counsel are unable to determine the result of this pending litigation as of March 31, 2004.

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

      In July 2002, MonoGen, Inc. ("MonoGen") initiated an arbitration proceeding against the Company and its subsidiaries, AccuMed International, Inc. ("AccuMed") and Oncometrics Imaging Corp. ("Oncometrics") (collectively, the "MDI Group"), alleging that the MDI Group had violated MonoGen's rights under certain license agreements (the "License Agreements") separately entered into by the subsidiaries with MonoGen prior to the Company's acquisition of the subsidiaries. In December 2002, the parties to the arbitration entered into an agreement (the "Technology Agreement") that purported to settle the issues that had been raised in the arbitration complaint. However, the Technology Agreement did not have the desired effect of ending the dispute, and in May 2003 the MDI Group filed suit in the Circuit Court of Cook County, Illinois (the "State Court Case") against MonoGen and two individuals affiliated with MonoGen in an attempt to obtain a judicial resolution of the issues that had been raised in the arbitration. The State Court Case also sought to resolve certain allegations of breach of fiduciary duties made by the Company against the President of MonoGen, Norman Pressman, who had been the President of both AccuMed and Oncometrics at the time the License Agreements had been entered into by the parties.

      MonoGen resisted the State Court Case by, among other things, insisting that the dispute could only be settled in arbitration, as required in the License Agreements. The claim as to MonoGen was dismissed on that basis. MonoGen subsequently filed amended demands against the MDI Group in the arbitration proceeding, which had never been dismissed. In order to avoid unnecessary litigation expenses, the MDI Group subsequently, in February 2004, agreed to a dismissal of the State Court Case, leaving the arbitration proceeding as the principal venue for a resolution of the dispute over the license rights obtained by MonoGen from the Company's subsidiaries.

      The claims asserted in the arbitration proceeding are scheduled to be heard by a panel of American Arbitration Association arbitrators in June 2004. The parties are presently engaged in settlement negotiations, but the Company cannot predict whether those negotiations will be successful.

      On April 14, 2003, we received a notification from the attorney for the licensor, Dr. Bruce Patterson, M.D., Ph.D, under the License and Development Agreement covering certain HPV technology, which forms the basis for our In-Cell HPV test, indicating that the licensor intended to terminate the license in accordance with a specific clause of the license, which permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect and that we are still in control of all of our assets and that such assets were pledged as security under debt instruments and that such pledges were not included under events which would permit the licensor to terminate the license. MDI believes that MDI would prevail should the licensor attempt to pursue a termination action.

      On July 2, 2003, Dr. Patterson and his company Invirion, Inc. filed suit against MDI in the Circuit Court of Cook County, Illinois (Case No. 03 L 7995). Dr. Patterson seeks approximately $86,000 that he claims is due from MDI under an agreement for his scientific consulting services. This is a dispute with the licensor over completion of the third milestone of the license under which completion requires process and procedure verification by an independent third party. This verification requirement has not been satisfied as of yet, and therefore, MDI is contesting this claim. Invirion, in a separate claim, seeks approximately $57,500 for certain HPV test kits that it claims were sold to MDI. MDI is engaged in settlement discussions with Dr. Patterson and Invirion to resolve all outstanding issues.

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

      MDI received information that on January 29, 2004, the law firm Ungaretti & Harris filed suit against AccuMed International Inc. in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. Although AccuMed has not been formally served with summons and has not seen the legal complaint, it is believed that Ungaretti & Harris is seeking to collect approximately $180,000.

PENDING CASES THAT WERE SETTLED AFTER MARCH 31, 2004

      On January 2, 2003, Bowne of Chicago, Inc. ("Bowne") filed suit against MDI (Circuit Court of Cook County, County Department-Law Division (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided by Bowne during the period October 25, 2001 through November 7, 2002. MDI recently entered into a settlement agreement with Bowne, which requires 24 payments of $16,667, or a total sum of $200,000. As part of the settlement MDI agreed to have a judgment in the amount of $342,061 entered against it. As long as MDI honors the agreed-upon monthly payments, Bowne agreed to refrain from enforcing the entire agreed judgment amount.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      From January 1, 2004 through March 31, 2004, holders of $1,200,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of $152,000 into 9,010,310 shares of unregistered common stock.

      From January 1, 2004 through March 31, 2004, holders of $1,396,000 principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of $144,000 into 11,708,118 shares of unregistered common stock. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into 2,113,987 shares of unregistered common stock.

      During the first quarter of 2003, several holders converted 910,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 5,577,173 shares of common stock.

      Beginning in January 2004, Bathgate Capital Partners, LLC began an issue of a maximum offering of $4,000,000 and a minimum of $1,500,000 in Bridge III Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty trading days, the daily average trading volume is 250,000, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate Suzanne M. Gombrich has been paid or converted into common shares. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. In April 2, 2004, the Company issued $1,500,000 in Bridge III convertible promissory notes in exchange for cash.

         Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited INVESTORS. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion price of the notes issued to date has been less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,292,000 at March 31, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the note. MDI recorded additional interest expense of $20,578 to reflect amortization of the discount during the three months ended March 31, 2004. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, has been paid or converted into common shares. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. Through March 31, 2004 the Company had issued $1,292,000 in principal amount of Bridge IV Convertible Promissory Notes in exchange for cash.

      In March 2004, MDI issued 67,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $13,400 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      In March 2004, MDI issued 500,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $95,000 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      MDI is issuing such securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of such act. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to our Securities and Exchange Commission filings.

      See also Footnote 6 - Notes Payable, Footnote 7 - Stockholders' Equity, and Footnote 9 - Subsequent Events for a fuller description of the Company's securities and related events that occurred prior and subsequent to the first quarter ending March 31, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      MDI has failed to make the required principal and interest payments, constituting events of default, on the following notes payable:

o     $875,000 in Bridge I convertible promissory notes;

o     $2,499,200 in Bridge II convertible promissory notes;

o     $674,000 Monsun AS convertible promissory note;

o     $148,932 Ungaretti & Harris secured promissory note;

o     $30,800 Ernst & Young promissory note; and

o     $54,201 Ventana Medical Systems, Inc. promissory note

      The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun AS convertible promissory note and the note payable to Ungaretti & Harris, which are the subject of legal actions described under Part II Item 1 above and in Notes to Consolidated Financial Statements, Footnote 10 - Legal Proceedings, MDI has not received any written declarations of default from holders of outstanding notes payable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

      On February 19, 2004, Peter P. Gombrich resigned as Chief Executive Officer and was appointed Executive Vice President of the Company. Also on February 19, 2004, the Board of Directors appointed Denis M. O'Donnell M.D., a current Director ofMDI, to be President and Chief Executive Officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         See Exhibit Index

         (b)  Reports on Form 8-K

              None



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Molecular Diagnostics, Inc.

                          /s/ Denis M. O'Donnell, M.D.
                          -----------------------------------------
                              Denis M. O'Donnell, M.D.
                              Chief Executive Officer and President


                          /s/ Dennis L. Bergquist
                          -----------------------------------------
                              Dennis L. Bergquist
                              Chief Financial Officer

Date:    May 17, 2004


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                              DESCRIPTION
------                                              -----------
4.1      Form of common stock purchase warrant issued to consultant on March 4, 2004 representing the right to purchase 67,000 shares of common stock of the Company.

4.2      Form of common stock purchase warrant issued to consultant on March 19, 2004 representing the right to purchase 500,000 shares of common stock of the Company.

4.3      Subscription Agreement in connection with the sale 60 Units, each comprising one $25,000 principal amount, 10% secured convertible debentures and warrants to purchase 6,250 shares of common stock

4.4      Form of Note in connection with the sale 60 Units, each comprising one $25,000 principal amount, 10% secured convertible debentures and warrants to purchase 6,250 shares of common stock

4.6      Form of General Security Agreement in connection with the sale 60 Units, each comprising one $25,000 principal amount, 10%
         secured convertible debentures and warrants to purchase 6,250 shares of common stock

4.7      Form of Registration Rights Agreement in connection with the sale 60
         Units, each comprising one $25,000 principal amount, 10% secured convertible debentures and warrants to purchase 6,250 shares of common stock

31.1     Section 302 certification by principal executive officer.

31.2     Section 302 certification by principal financial officer.

32.1     Section 906 certification by principal executive officer.

32.2     Section 906 certification by principal financial officer.