Form 10QSB
period 2004-06-30
MOLECULAR DIAGNOSTICS INC
filed 2004-08-16
CIK 75439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from  _________ to ____________.

                          Commission File number 0-935


                           MOLECULAR DIAGNOSTICS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                              36-4296006
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                       414 North Orleans Street, Suite 510
                                Chicago, IL 60610
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (312) 222-9550
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value, AT JUly 31, 2004:           81,037,563
                                                          ------------


Transitional Small Business Disclosure Format (Check One):  Yes        No    X
                                                                -----     -----

                           MOLECULAR DIAGNOSTICS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  JUNE 30, 2004

                                TABLE OF CONTENTS


                                                                                                        PAGE
PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

a)       Consolidated Balance Sheets -- June 30, 2004 (unaudited) and
                  December 31, 2003..............................................................         3

b) Consolidated Statements of Operations - Three and six months ended
                  June 30, 2004 and June 30, 2003 (unaudited)....................................         4

c)       Consolidated Statements of Cash Flows -- Six months ended June 30, 2004
                  and June 30, 2003 (unaudited)..................................................         5

d)       Notes to Consolidated Financial Statements (unaudited)..................................         6

Item 2.  Management's Discussion and Analysis or Plan of
                  Operation......................................................................         19

Item 3.  Controls and Procedures.................................................................         25

PART II. -- OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................         25

Item 2.  Changes In Securities and Small Business Issuer Purchases of Equity Securities..........         25
         .........
Item 3.  Defaults upon Senior Securities.........................................................         27

Item 4.  Submission of Matters to a Vote of Security Holders.....................................         28

Item 5.  Other Information.......................................................................         28

Item 6.  Exhibits and Reports on Form 8-K........................................................         28

SIGNATURES.......................................................................................         29

EXHIBIT INDEX....................................................................................         30

PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                JUNE 30,      DECEMBER 31,
                                                                                                  2004           2003
                                                                                                ---------      --------
                                                                                               (Unaudited)
                                                          ASSETS
Current Assets:
Cash and cash equivalents...................................................................    $     410      $     --
Accounts receivables, net of allowance for doubtful accounts of $50 at June 30,
         2004 and December 31, 2003.........................................................           30            26
Inventories   ..............................................................................           75             94
Prepaid financings costs....................................................................           69           307
Prepaid expenses and other current assets...................................................            7             7
                                                                                                ---------      --------
              Total current assets..........................................................          591           434
Fixed Assets, net...........................................................................          389           374
Licenses, patents and technology, net of amortization.......................................        6,664         6,907
                                                                                                ---------      --------
              Total assets..................................................................    $   7,644      $  7,715
                                                                                                =========      ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Checks issued in excess of amounts on deposit...............................................    $      --      $      5
Accounts payable............................................................................        4,450         5,540
Accrued payroll costs.......................................................................        1,410         1,745
Accrued expenses............................................................................        1,161         1,401
Deferred revenue............................................................................           --            50
Due to stockholder..........................................................................           38            53
Lease obligation............................................................................           96           279
Notes payable--related party................................................................          260         1,092
Notes payable ..............................................................................        4,350          6,099
                                                                                                ---------      ---------
              Total current liabilities.....................................................       11,765         16,264
                                                                                                ---------      ---------

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value;  10,000,000 shares authorized;  1,132,919 and
     2,511,108  shares issued and  outstanding at June 30, 2004 and December 31,
     2003, respectively
     (Liquidation value of all classes of preferred stock $9,587,021 at June 30, 2004)......        7,844        12,894
Common stock, $0.001 par value; 100,000,000 shares authorized; 81,037,610 and
     45,830,928 shares issued and 80,845,522 and 45,638,840 shares outstanding at June 30, 2004 and December 31, 2003,
respectively  ..............................................................................           81            46
Additional paid-in-capital..................................................................       43,954        29,553
Treasury stock; 192,088 shares at June 30, 2004 and December 31, 2003.......................         (327)         (327)
Accumulated deficit.........................................................................      (55,640)      (50,673)
Accumulated comprehensive loss--
         Cumulative translation adjustment..................................................          (33)          (42)
                                                                                                ---------      --------
              Total stockholders' equity (deficit)..........................................       (4,121)       (8,549)
                                                                                                ---------      --------
              Total liabilities and stockholders' equity (deficit)                               $  7,644      $  7,715
                                                                                                =========      ========

      The accompanying notes are an integral part of these consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FOR THE SIX MONTHS             FOR THE THREE MONTHS
                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                            --------------                  --------------
                                                         2004             2003            2004            2003
                                                      ------------    ------------    ------------    ------------
                                                             (Unaudited)                       (Unaudited)

Net revenues ......................................   $        154    $        232    $        101    $         61
Operating expenses
Cost of revenues ..................................             25              89              25               3
Research  and development .........................            485             266             328              59
Selling, general, and administrative expenses .....          3,070           2,807           1,556             970
                                                      ------------    ------------    ------------    ------------
         Total operating expenses .................          3,580           3,162           1,909           1,032
                                                      ------------    ------------    ------------    ------------

Operating loss ....................................         (3,426)         (2,930)         (1,808)           (971)

Other income (expense):
Interest expense -related party ...................            (48)            (35)             (8)            (32)
Interest expense ..................................         (1,137)         (1,254)           (477)         (1,016)
Restructuring settlements .........................            833              --             672              --
Gain on sale of fixed assets ......................             99              --              --              --
Other, net ........................................             10               7              --               5
                                                      ------------    ------------    ------------    ------------
         Total other income (expense) .............           (243)         (1,282)            187          (1,043)
                                                      ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes         (3,669)         (4,212)         (1,621)         (2,014)
Income tax expense ................................             --              --              --              --
                                                      ------------    ------------    ------------    ------------
Loss from continuing operations ...................         (3,669)         (4,212)         (1,621)         (2,014)
Results from discontinued operations ..............             --             (93)             --             (54)
                                                      ------------    ------------    ------------    ------------
 Net loss .........................................         (3,669)         (4,305)         (1,621)         (2,068)

Preferred stock dividend ..........................           (570)           (752)           (258)           (328)
                                                      ------------    ------------    ------------    ------------

Net loss applicable to common stockholders ........   $     (4,239)   $     (5,057)   $     (1,879)   $     (2,396)
                                                      ============    ============    ============    ============

Basic and fully diluted net loss per common share .   $      (0.07)          (0.12)   $      (0.03)   $      (0.06)
                                                      ============    ============    ============    ============

Weighed average number of common shares outstanding     64,826,113      40,868,423      73,839,577      41,551,961
                                                      ============    ============    ============    ============


      The accompanying notes are an integral part of these consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                         --------
                                                                                     2004       2003
                                                                                     ----       ----
                                                                                       (Unaudited)
Operating Activities:
 Net loss ......................................................................   $(3,669)   $(4,305)
Adjustments to reconcile net loss to net cash used for operating activities:
         Amortization of debt discount .........................................       712      1,024
         Depreciation and amortization .........................................       348        470
         Amortization of fees ..................................................       238        224
         (Gain)/loss on sale of fixed assets ...................................       (99)         1
         Compensation expense related to stock appreciation rights .............        --         11
         Return of fixed assets in exchange for relief of indebtedness .........       149         --
         Stocks, warrants and options issued to non-employees for services .....       920        330
         Changes in assets and liabilities:
              Accounts receivable, net .........................................        (5)       (31)
              Inventories ......................................................        19        298
              Refundable taxes .................................................        --         13
              Due to stockholder ...............................................       (15)        13
              Prepaid expenses and other current assets ........................        --       (111)
              Checks issued in excess of amounts on deposit ....................        (5)        --
              Accounts payable .................................................    (1,020)       266
              Deposits .........................................................        --        (23)
              Lease obligation .................................................      (183)        --
              Deferred revenue .................................................       (50)      (174)
              Accrued expenses .................................................      (186)       259
                                                                                   -------    -------
Net cash used for operating activities .........................................    (2,846)    (1,735)
                                                                                   -------    -------

Investing activities:
Expenditures in licenses, patents and technology ...............................       (20)        --
Purchases of fixed assets ......................................................      (178)       (12)
                                                                                   -------    -------
Net cash used for investing activities .........................................      (198)       (12)
                                                                                   -------    -------

Financing activities:
Proceeds from issuance of convertible notes ....................................     4,236      1,126
Proceeds from issuance of convertible notes, related party .....................        --      1,015
Note issued in payment of an expense ...........................................        67         72
Payment of notes payable .......................................................      (877)      (300)
Proceeds from sale of fixed assets .............................................        28          8
                                                                                   -------    -------
Net cash provided by financing activities ......................................     3,454      1,921
                                                                                   -------    -------

Effect of exchange rate changes on cash and cash equivalents ...................        --          6
                                                                                   -------    -------

Net increase in cash and cash equivalents ......................................       410        180

Cash and cash equivalents at beginning of period ...............................        --         42
                                                                                   -------    -------

Cash and cash equivalents at end of period .....................................   $   410    $   222
                                                                                   =======    =======

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
 Interest ......................................................................   $   135    $    17
Non-cash transactions during the period for:
Financing costs ................................................................   $   919    $   173
Preferred stock and cumulative dividends converted into common stock ...........   $ 6,347    $ 4,378



      The accompanying notes are an integral part of these consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 1.  ORGANIZATION

         Molecular Diagnostics, Inc. ("MDI" or the "Company") was incorporated as Ampersand Medical Corporation in Delaware in December 1998 as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958, and was the continuing legal entity following its acquisition of InPath, LLC, a development-stage company engaged in the design and development of medical instruments and related tests, in December 1998. Bell National then merged into the Company in 1999.

         On September 25, 2001, following the Company's acquisition of AccuMed International, Inc. ("AccuMed") via the merger of AccuMed into a wholly-owned subsidiary of MDI, the Company changed its corporate name to Molecular Diagnostics, Inc. in order to better represent its operations and products. The name change was effected through a merger with a separate wholly-owned subsidiary. MDI retained its Certificate of Incorporation in the merger, except as amended to reflect its new name, bylaws and capitalization.

         MDI is a biomolecular diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer for use around the world. MDI is currently focused on the design, development and marketing of its InPath(TM) System, and related image analysis systems. The InPath System and related products are intended to detect cancer and cancer-related diseases. These products may be used in a laboratory, clinic, or doctor's office.

         MDI had another wholly-owned subsidiary, Samba Technologies, Sarl ("Samba"). MDI acquired all of the assets of Samba in January 1999 from Unilog Regions, SA for approximately $500,000 in cash. Samba designed, developed, and marketed web-enabled, software-based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. A majority of reported revenues since inception of MDI were generated by Samba. Commencing December 20, 2002, Samba operated under the protection of the French Commercial Court in compliance with the bankruptcy laws of France. During 2003, MDI was unable to raise sufficient capital to enable it to provide funds to Samba to meet its obligations. On December 19, 2003, the French Commercial Court finalized the liquidation sale of Samba's assets. Upon completion of the bankruptcy liquidation sale, MDI lost all rights and title to the Samba assets, including Samba software. MDI has reflected the involuntary liquidation of Samba's assets by the French Commercial Court in its December 31, 2003 financial statements and subsequent financial statements as discontinued operations.

         The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first six months of 2004, MDI raised $4,236,000 through the sale of convertible debt. Management's plans include substantial efforts to obtain additional capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be required to curtail its product development and other activities and may be forced to cease operations.

NOTE 2.  BASIS OF PRESENTATION

         The consolidated financial statements for the periods ended June 30, 2004 and 2003 included herein are unaudited. Such financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004 or for any other period.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2003 Annual Report on Form 10-KSB, as filed with the SEC.


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         The accounting policies and principles management believes are most critical to aid in understanding and evaluating the Company's reported financial results include the following:

         Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Revenue Recognition. MDI recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," when the following criteria are met: shipment of a product or license to customers has occurred and there are no remaining Company obligations or contingencies; persuasive evidence of an arrangement exists; sufficient vendor-specific, objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

         Revenue from ongoing client maintenance is recognized ratably over the post-contract support term, which is generally 12 months. Revenue from prepayments under licenses is recognized over the license period. Revenue from training services and professional services is recognized when the service is completed. Revenue from implementation and installation services is recognized using the percentage of completion method. Implementation and installation services are generally completed within 120 days. Samba calculated percentage of completion based on the estimated total number of hours of service required to complete an implementation project and the number of actual hours of service rendered. All revenue recognition related to Samba ceased on December 19, 2003 in accordance with the liquidation sale of Samba's assets by the French Commercial Court.

         Research and Development Costs. Research and development costs are charged to operations as incurred. MDI conducts a portion of its research activities under contractual arrangements with scientists, researchers, universities, and other independent third parties.

         Foreign Currency Translation. The functional currency of MDI's foreign operations is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars using period-end exchange rates, and all revenues and expenses are translated using average exchange rates during the period. The amount of foreign currency translation is not material to the results of operations and the financial position of the Company.

         Other Comprehensive Income (Loss). Translation adjustments related to MDI's foreign operations are included in other comprehensive loss and reported separately in stockholders' equity (deficit).

         See  also  the  following   Notes  to  these   consolidated   financial
statements.

NOTE 4.  LICENSES, PATENTS, TECHNOLOGY AND GOODWILL; IMPAIRMENT

         Licenses, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are expensed when incurred. Costs related to abandoned patents are written off at the time of abandonment. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to 17 years. The Company assesses licenses, patents, and technology quarterly for impairment.

         The Company has adopted SFAS No. 142, "Goodwill and Other Intangibles," which sets forth guidelines for discontinuing periodic goodwill amortization costs in results of operations and for establishing an annual (or more frequent) goodwill impairment review and related net realizable value asset write-down methodology.

         At each annual balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates recoverability of such assets.

         Licenses, patents, and technology were as follows (in thousands):

                                           JUNE 30,  DECEMBER 31,
                                             2004        2003
                                         (unaudited)

Licenses ...............................   $ 1,033    $ 1,013
Patent costs ...........................       133        133
MDI Technology Agreement ...............     7,230      7,230
Dianon Technology Agreement ............       260        260
                                           -------    -------
 Subtotal ..............................     8,656      8,636
Less accumulated amortization ..........    (1,992)    (1,729)
                                           -------    -------
                 Total .................   $ 6,664    $ 6,907
                                           =======    =======


         In 2003, MDI recorded an impairment loss of $283,000. This loss was the write-off of the full amount of MDI's goodwill recorded on the acquisition of AccuMed. At December 31, 2003, management evaluated several factors, principally that contracts and sales relating to the AccuMed products had failed to materialize, which evaluation indicated that the carrying value of goodwill from the AccuMed acquisition was impaired and no future cash flows would be realized relating to the goodwill.

         For the six months ended June 30, 2004 and 2003, amortization expense was $263,000 and $331,000, respectively.

NOTE 5.         ACCRUED EXPENSES

         Accrued expenses included the following (in thousands):

                                         JUNE 30,    DECEMBER 31,
                                           2004          2003
                                        (unaudited)

Accrued interest .......................   $  650       $  704
Accrued interest--related party ........       25          115
Accrued franchise taxes ................      476          476
Other accrued expenses .................       10          106
                                           ------       ------
        Total ..........................   $1,161       $1,401
                                           ======       ======


         MDI was delinquent in filing certain federal and state income tax returns for 2002 and 2001 and intends to complete the filing requirements within the next 90 to 120 days. The Company does not anticipate a tax liability with respect to these delinquent corporate tax returns. MDI is also delinquent in paying a portion of federal and state employee and employer payroll taxes for 2001. Delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004.

         The Company owed $466,000 and $686,000 as of June 30, 2004 and December 31, 2003, respectively, including $85,000 and $258,000, respectively, in assessed and estimated statutory penalties and interest. MDI is currently in the process of communicating through counsel with the Internal Revenue Service regarding payment of the balance due and made a payment of approximately $77,000 on August 12, 2004. The Company has lost all rights of appeal regarding the outstanding payroll tax liability and could be subject to the seizure of its tangible and intellectual property in the event a resolution is not reached with the Internal Revenue Service. These amounts were included in accrued payroll costs in the accompanying balance sheet.

NOTE 6.          NOTES PAYABLE--RELATED PARTIES

         Notes payable to related parties consist of (in thousands):

                                                                                            JUNE 30,     DECEMBER 31,
                                                                                               2004          2003
                                                                                           (unaudited)
Northlea Partners, Ltd., $25,000 Promissory Note issued August 6, 2001;
    interest rate 15% per annum...........................................................   $    25     $    25
Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001;
    interest rate 9% per annum............................................................        15           15
Northlea Partners, Ltd., $15,000 Bridge II convertible promissory note issued
    May 1, 2003; interest rate 12% per annum (see description under Bridge II
Notes in Note 7-Notes Payable, for other terms and conditions)........................            15           15
    Peter P. Gombrich, $305,667 Bridge II convertible promissory note issued
December 5, 2003; interest rate 12% per annum (see description under Bridge
    II Notes in Note 7-Notes Payable, for other terms and conditions).....................        --          251
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate
    9% per annum........................................................................          15           25
Suzanne M. Gombrich, $1,000,000 convertible promissory note issued
    April 2, 2003; interest rate 12% per annum; Due April 2, 2004 (see
    description below for other terms and conditions).....................................       190          761
                                                                                             -------       ------
                     TOTAL:                                                                  $   260       $1,092
                                                                                             =======       ======


         Suzanne Gombrich Note. On April 2, 2004, the Company paid the $1,000,000 Convertible Promissory Note due Suzanne M. Gombrich in full and her first priority security interest in all the Company's assets was released. The Company paid $936,114 in cash towards principal and accrued interest of $126,114 on the note. In addition, Mrs. Gombrich agreed to convert the remaining $190,000 into 1,900,000 shares of common stock of the Company upon stockholder approval of an increase in the number of authorized shares of common stock of the Company. On July 29, 2004, the Company's stockholders approved such increase and, therefore, the 1,900,000 shares will be issued to Mrs. Gombrich in satisfaction of her remaining debt. (See Footnote 10: Subsequent Events)

         Peter Gombrich Bridge II Note and Other Amounts Due. On March 5, 2004, the Bridge II Convertible Promissory Note (and accrued interest thereon) issued to Peter Gombrich in December 2003 was converted into 2,113,987 common shares.

         Further, Peter Gombrich was owed $37,936 and $52,953 at June 30, 2004 and December 31, 2003, respectively. MDI has classified the amount due to Mr. Gombrich under the current liabilities heading "Due to stockholder."

         Carrying Amounts. The carrying amounts of Notes Payable - Related Parties approximated fair value at June 30, 2004 and December 31, 2003.

NOTE 7.           NOTES PAYABLE

         Notes payable to unrelated parties consist of (in thousands):

                                                                                                 JUNE 30,     DECEMBER 31,
                                                                                                   2004           2003
                                                                                                (unaudited)
Bridge I Convertible  Promissory Notes; due December 31, 2002; interest rate 7% per annum;  convertible  into common stock at 75% of the market price on date of conversion;  beneficial  conversion feature valued at $1,042,000 at June
        30, 2002; Bridge I warrants at an exercise price of $0.25 per share; additional
        warrants at an exercise price equal to 150% of note conversion price..................     $   850       $2,075
Bridge II Convertible Promissory Notes; due July 31, 2003; interest rate
        12%/15% per annum;  convertible  into common  stock at $0.10 or $0.15 per share;
        beneficial  conversion feature valued at $1,777,000 and $330,000 at December 31,
        2003 and December 31, 2002, respectively;
        warrants at an exercise price of $0.15 or $0.20 per share.............................       1,326        2,845
        Bridge III Convertible Promissory Notes; due December 31, 2008; interest rate 10%
        per  annum;  convertible  into  common  stock  at  $.10  per  share;  beneficial conversion feature valued at $1,604,000 at June 30, 2004; warrants at an
        exercise price of $.15 per share......................................................          97           --
Bridge IV Convertible Promissory Notes; due December 31, 2008; interest rate 10%
        per  annum;  convertible  into  common  stock  at  $.10  per  share;  beneficial conversion  feature  valued  at  $1,791,000  at June 30,  2004;  warrants  at an
        exercise price of $.15 per share......................................................         896           --
Monsun, AS $500,000 Promissory Note issued November 1, 2000; due July 31, 2002;
        interest rate 20% per annum, compounded into principal amount;
        beneficial conversion feature valued at $125,000 at November 1, 2000..................         708          641
Trek Diagnostic Systems $80,000 Promissory Note issued July 31, 2002; due in equal
        installments on September 1, 2002 and December 1, 2002................................          --           15
O.P., LLC $29,390 Promissory Note issued May 12, 2003; interest at 7% per annum;
        monthly principal payments of $1,316 plus interest commencing June 1, 2003;
        due April 2005........................................................................          14           24
Ungaretti and Harris $211,368 Secured Promissory Note issued May 8, 2003; interest
        at 12% per annum; due September 30, 2003..............................................         149          149
Ernst & Young $30,800 Promissory Note issued July 17, 2003; interest at 12% per annum
        commencing January 1, 2003; due December 31, 2003.....................................          31           31
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003;
        due December 31, 2003; interest at 8% per annum payable after December 31, 2003.......          31           63
Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; interest
        rate Canadian Prime plus 6% per annum; represents a debt of AccuMed...................          34           34
Western Economic Diversification $221,000 Promissory Note issued June 1989;
        no interest; represents a debt of Oncometrics.........................................         214          222
                                                                                                 ---------      -------
                     TOTAL:                                                                      $   4,350      $ 6,099
                                                                                                 =========      =======


         Bridge I. In 2002, MDI issued an aggregate $3,185,000 in Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the Company's common stock on the date of conversion. In addition, MDI issued to each holder a warrant, which entitled each such holder to purchase one share of common stock at an exercise price of $0.25 per share, for each dollar principal amount of notes. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. In addition, at the time of conversion of the note, the holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for the warrants as of June 30, 2004. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,041,666 and recorded this amount as additional interest expense during 2002.

         In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. In November 2003, two Bridge I note holders converted $50,000 in principal amount of notes and $5,287 in accrued interest into 368,579 shares of unregistered common stock. Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were also offered warrants to purchase one new share for every four shares acquired by the Bridge noteholder upon exercise of such holder's conversion rights under the notes. This offer continues to remain outstanding as of June 30, 2004.

         For the six months ended June 30, 2004, holders of $1,225,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of $155,000 into 9,199,218 shares of unregistered common stock. The remaining $850,000 in principal Bridge I notes remained unconverted and outstanding at June 30, 2004.

         Bridge II. Beginning in October 2002, MDI began an issue of up to $4,000,000 in Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note (see discussion above) and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company's Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $320,689 and $1,826,743 to reflect amortization of the discount during the six months ended June 30, 2004 and year ended December 31, 2003, respectively.

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

         For the six months ended June 30, 2004, holders of $2,091,000 principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of $243,000 into 17,200,083 shares of unregistered common stock. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into 2,113,987 shares of unregistered common stock. The remaining $1,340,000 in principal Bridge II notes remained unconverted and outstanding at June 30, 2004.

         Bathgate Capital Partners, LLC - Bridge III. Beginning in January 2004, Bathgate Capital Partners, LLC began an offering of a maximum of $4,000,000 and a minimum of $1,500,000 in Bridge III Convertible Promissory Notes to accredited investors on behalf of the Company. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, has been paid or converted into common shares. The holders were also granted a security interest in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15. The warrants expire on December 31, 2008.

         The Bridge III offering documents provided that funds raised would not be released from escrow until the following requirements were met:

      o     A minimum investment of $1,500,000 had been reached;
      o The $190,000 Convertible Promissory Note held by Suzanne Gombrich was converted into common shares;
      o A portion of the Bridge II Convertible Promissory Note holders converted their notes into common shares; and
      o Peter P. Gombrich, MDI's Chairman and then-current CEO, would resign his position as CEO of the Company.

These requirements were satisfied on April 2, 2004 and the Company issued $1,500,000 in convertible promissory notes in exchange for cash. The funds were used for repayment of the Suzanne Gombrich note, payment of IRS taxes, and working capital. On May 21, 2004, the Company issued an additional $162,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $38,014 to reflect amortization of the discount during the six months ended June 30, 2004. Through June 30, 2004, the Company had issued $1,662,500 in principal amount of Bridge III Convertible Promissory Notes in exchange for cash.

         Bridge IV. Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion price of the notes issued to date has been less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $499,000 and $1,292,000 at June 30, 2004 and March 31, 2004, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $113,799 to reflect amortization of the discount during the six months ended June 30, 2004. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, has been paid or converted into common shares. The holders were also granted a security interest in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15. The warrants expire on December 31, 2008. Through June 30, 2004, the Company had issued $2,574,000 in principal amount of Bridge IV Convertible Promissory Notes in exchange for cash.

         Monsun. On November 1, 2000, MDI issued a convertible promissory note to Monsun, AS ("Monsun") in exchange for $500,000 in cash. The note bears interest at the rate of 15% per year and was due 12 months from the date of issue. The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share.

         On October 31, 2001, Monsun and MDI agreed to the first extension of the maturity date of the note until January 31, 2002. As consideration for the first extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 100,000 shares of common stock of MDI at an exercise price of $0.60 per share. On January 31, 2002, Monsun and MDI agreed to the second extension of the maturity date of the note until June 30, 2002. As consideration for the second extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.30 per share. A fair value of $4,110 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. On April 1, 2002, Monsun and MDI agreed to the third extension of the maturity date until July 31, 2002. As consideration for the third extension agreement, MDI issued a five-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.70 per share. A fair value of $8,287 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. In November 2002, MDI issued 200,000 shares of common stock of MDI as a default penalty on the note. A fair value of $42,000 for the shares was calculated using the market price of the common stock on the date the shares were issued and was recorded as financing expenses during 2002. MDI made payments against the principal of the note amounting to $117,266 and recorded interest expense, in addition to the amounts mentioned above, of $80,200 during 2002.

         Monsun has initiated a legal action against Peter Gombrich, MDI's Chairman, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. The Board of Directors of MDI has agreed to pay Mr. Gombrich's legal costs to defend him against this action. During the first quarter of 2004, Monsun was successful in obtaining a legal judgment against Peter Gombrich as the personal guarantor of the note. The Company continues to negotiate the terms of a settlement of the outstanding balance due. (See Note 11 - Legal Proceedings)

         Trek Diagnostic Systems. In July 2002, MDI agreed to settle a claim brought by Trek Diagnostic Systems, Inc. against AccuMed regarding alleged breaches of representations and warranties in a certain agreement under which Trek purchased the microbiology business of AccuMed in 2000. MDI issued a promissory note to Trek in the amount of $80,000, payable in two equal installments on September 1, 2002 and December 1, 2002. MDI made the first payment due on September 1, 2002 but did not make the second payment, causing a default on the note. Through a court ordered action Trek was able to obtain payments totaling $27,692 during the fourth quarter of 2003. In the first quarter of 2004, a final settlement of $12,000 was reached for complete and final settlement of the outstanding note balance.

         Defaults. Specific events of default have occurred on a significant majority of the outstanding notes payable issued by MDI, including the Bridge I and Bridge II convertible promissory notes, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun convertible promissory note and the Ungaretti and Harris note payable, which are the subject of legal actions described in Note 11 - Legal Proceedings, MDI has not received any written declarations of default from holders of its outstanding notes payable.

         Carrying Amounts. The carrying amounts of notes payable approximated fair value at June 30, 2004 and December 31, 2003.


NOTE 8.           STOCKHOLDERS' EQUITY

         The Company's preferred stock consist of the following:

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2004                2003
                                                                                     ----                ----
                                                                                SHARES ISSUED &     SHARES ISSUED &
         ISSUE                                                                    OUTSTANDING         OUTSTANDING
                                                                                  (unaudited)

         Series A convertible..............................................            82,655             82,655
         Series B convertible, 10% cumulative dividend.....................           377,606            799,856
         Series C convertible, 10% cumulative dividend.....................           262,833          1,192,833
         Series D convertible, 10% cumulative dividend.....................           175,000            175,000
         Series E convertible, 10% cumulative dividend.....................           234,825            260,764
                                                                                  -----------        -----------
Total Preferred Stock......................................................         1,132,919          2,511,108
                                                                                  ===========        ===========

         During the first six months of 2004, several holders converted 930,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 5,703,816 shares of common stock. In April 2004, holders of

Series B Convertible Preferred Stock elected to convert 422,250 of preferred shares and accrued dividends into 2,211,401 shares of unregistered common stock. In June 2004, holders of Series E Convertible Preferred Stock elected to convert 25,939 of preferred shares and accrued dividends into 892,154 shares of unregistered common stock.

         SUMMARY OF PREFERRED STOCK TERMS
SERIES A CONVERTIBLE PREFERRED STOCK
Liquidation Value:     $4.50 per share
Conversion Price:      $10.3034 per share
Conversion Rate:       0.4367--Liquidation Value divided by Conversion Price ($4.50/$10.3034)
Voting Rights:         None
Dividends:             None
Conversion Period:     Any time

SERIES B CONVERTIBLE PREFERRED STOCK
Liquidation Value:     $4.00 per share
Conversion Price:      $1.00 per share
Conversion Rate:       4.00--Liquidation Value divided by Conversion Price ($4.00/$1.00)
Voting Rights:         None
Dividends:             10%--Quarterly--Commencing June 30, 2001
Conversion Period:     Any time
Cumulative dividends at June 30, 2004 were $516,596

SERIES C CONVERTIBLE PREFERRED STOCK
Liquidation Value:     $3.00 per share
Conversion Price:      $0.60 per share
Conversion Rate:       5.00--Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:         None
Dividends:             10%--Quarterly--Commencing June 30, 2002
Conversion Period:     Any time
Cumulative dividends at June 30, 2004 were $210,087

SERIES D CONVERTIBLE PREFERRED STOCK
Liquidation Value:     $10.00 per share
Conversion Price:      $1.00 per share
Conversion Rate:       10.00--Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:         None
Dividends:             10%--Quarterly--Commencing April 30, 2002
Conversion Period:     Any time
Cumulative dividends at June 30, 2004 were $466,506

SERIES E CONVERTIBLE PREFERRED STOCK
Liquidation Value:     $22.00 per share
Conversion Price:      $0.80 per share
Conversion Rate:       27.50--Liquidation   Value   divided   by   Conversion   Price
                       ($22.00/$0.80)
Voting  Rights:        Equal in all respects to holders of common shares
Dividends:             10%--Quarterly--Commencing  May 31, 2002
Conversion Period:     Any  time
Cumulative dividends at June 30, 2004 were $1,296,658

         ISSUANCE OF WARRANTS FOR SERVICES

         In March 2004, MDI issued warrants to purchase 67,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $13,400 using the Black-Scholes valuation model and recorded the amount as an administrative expense as of March 31, 2004.

         In March 2004, MDI issued warrants to purchase 500,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $95,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense as of March 31, 2004.

         In May 2004, MDI issued warrants to purchase an aggregate 119,042 shares of common stock of the Company with exercise prices ranging from $0.15 to $0.16 per share to non-employee service vendors in lieu of payment for unpaid service invoices. MDI valued the warrants at $18,181 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         In June 2004, MDI issued warrants to purchase an aggregate 364,942 shares of common stock of the Company with exercise prices ranging from $0.16 to $0.17 per share to non-employee service vendors in lieu of payment for unpaid service invoices. MDI valued the warrants at $42,368 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         In May 2004, MDI issued warrants to purchase 500,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $76,200 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         In June 2004, MDI issued warrants to purchase 780,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $73,320 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         In June 2004, MDI issued warrants to purchase 681,625 shares of common stock of the Company with an exercise price of $0.18 per share to a non-employee broker-dealer for past financial services. MDI valued the warrants at $62,914 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         APPLICATION OF BLACK-SCHOLES VALUATION MODEL

         In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 5.33% and 6% for the June 30, 2004 and 2003 periods, respectively, volatility factors of 173% and 90%, respectively, and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.


NOTE 9.           EQUITY INCENTIVE PLAN AND EMPLOYEE STOCK PURCHASE PLAN

         On May 25, 1999, MDI stockholders approved the establishment of the 1999 Equity Incentive Plan (the "Plan") effective as of June 1, 1999. The Plan provides that the Board may grant various forms of equity incentives to directors, employees, and consultants, including but not limited to incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock awards. Grants under the Plan are exercisable at fair market value determined as of the date of grant in accordance with the terms of the Plan. Grants vest immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant.

         On May 23, 2000, stockholders approved Amendment No. 1 to the Plan, which increased the number of shares of common stock allocated for use under the Plan from 2,000,000 shares to 3,000,000 shares. On June 21, 2002, stockholders approved a second amendment to the Plan, which increased the number of shares allocated for use under the Plan from 3,000,000 shares to 5,500,000 shares. On July 29, 2004, stockholders approved a third amendment to the Plan, which increased the number of shares of common stock allocated for use under the Plan from 5,500,000 shares to 20,000,000 shares.

         The Board of Directors has also granted options to purchase common stock of MDI that are not covered by the terms of the Plan.

         MDI applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted to employees under the Plan. No compensation cost was recorded during the six months ended June 30, 2004 or during 2003 for options granted to employees, as the exercise price approximated the fair value of the underlying common stock on the date of the grant. Had stock options been accounted for under the fair value method recommended by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss allocated to common shareholders would have been changed to the pro forma amounts indicated below:

                                                                 FOR THE SIX MONTHS ENDED,  FOR THE THREE MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                     2004         2003         2004          2003
                                                                      (in thousands except for per share amounts)
                                                                                        (unaudited)
NET LOSS APPLICABLE TO COMMON
       SHAREHOLDERS AS REPORTED...............................    $  (4,239)    $ (5,057)    $ (1,879)    $  (2,426)
Deduct: Total stock-based compensation
      expense determined under the fair value based
             method for all awards, net of related taxes......         (171)          33          (14)          (16)
                                                                  ----------    --------     ---------    ----------
PRO FORMA NET LOSS APPLICABLE TO
      COMMON SHAREHOLDERS.....................................    $  (4,410)    $ (5,024)    $ (1,893)    $  (2,442)
                                                                  ==========    =========    =========    ==========

Basic loss per share applicable to common
shareholders - as reported....................................    $     (.07)   $   (.12)    $   (.03)    $    (.06)
                                                                  ===========   =========    =========    ==========
Basic loss per share applicable to
         common shareholders - pro forma......................    $     (.07)   $   (.12)    $   (.03)    $    (.06)
                                                                  ===========   =========    =========    ==========


         The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.33% and 6% for the June 30, 2004 and 2003 periods, respectively, volatility factors of the expected market price of the Company's common stock of 173% and 90%, respectively, and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the options or restricted shares.

         These pro forma amounts are not necessarily indicative of the future effects of applying the fair value based method to, among other things, the vesting period of the stock options and the fair value of the additional stock options issued in future years. The Financial Accounting Standards Board has indicated that it will likely require that companies expense employee options in the future, but has not yet finalized the timing or methods for such a change.

         A  summary  of  the  Company's   stock  option   activity  and  related
information follows:


                                                                                               WEIGHTED AVERAGE
                                                                                 OPTIONS        EXERCISE PRICE
OUTSTANDING AT JANUARY 1, 2003....................................              3,507,517
  Granted.........................................................                600,000         $  0.3144
Forfeited - assumed in acquisition................................                (17,035)        $  4.9169
Forfeited.........................................................               (595,834)        $  0.9385
                                                                                ---------
OUTSTANDING AT DECEMBER 31, 2003..................................              3,494,648
  Granted.........................................................              2,500,000         $  0.1540
Forfeited.........................................................               (253,588)        $  0.4845
                                                                                ---------
OUTSTANDING AT JUNE 30, 2004......................................              5,741,060
                                                                                =========
EXERCISABLE AT JUNE 30, 2004......................................              3,955,060         $  0.9681
                                                                                =========

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


NOTE 10.          SUBSEQUENT EVENTS

         STOCKHOLDERS' MEETING

         On July 29, 2004, the Company held its 2004 annual stockholders' meeting. At the meeting, stockholders approved an amendment to the Company's Certificate of Incorporation (as amended to date) to increase the number of authorized shares of common stock, par value $.001, of the Company from 100,000,000 shares to 300,000,000 shares. The approval of such increase will permit the Company to issue shares it was obligated to issue contingent on stockholder approval, including but not limited to 1,900,000 shares to Suzanne Gombrich in complete satisfaction of the Company's note obligation and an aggregate 1,150,000 shares to non-employee professional service firms.

         As noted above, the stockholders also approved an amendment to the Company's 1999 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the Plan from 5,500,000 shares to 20,000,000 shares. In addition, the stockholders also ratified the appointment of Altschuler, Melvoin and Glasser LLP as independent auditors for the Company for the fiscal year ending December 31, 2004 and elected members to the Company's Board of Directors.

NOTE 11.          LEGAL PROCEEDINGS

         Bowne of Chicago, Inc. On January 2, 2003, Bowne of Chicago, Inc. filed suit against MDI (Circuit Court of Cook County, County Department-Law Division (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided by Bowne during the period October 25, 2001 through November 7, 2002. In May 2004, MDI entered into a settlement agreement with Bowne, which requires 24 payments of $16,667, or a total sum of $200,000. As part of the settlement, MDI agreed to have a judgment in the amount of $342,061 entered against it. As long as MDI honors the agreed-upon monthly payments, Bowne has agreed to refrain from enforcing the entire agreed judgment amount.

         Garrett Realty. Prior to MDI's acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for premises located at 900 and 920 N. Franklin in Chicago, Illinois (Circuit Court of Cook County (Case No. 01 M1 725821)). Garrett originally claimed amounts due of approximately $50,000. Following completion of MDI's acquisition of AccuMed, management vacated AccuMed's leased facility and consolidated its operations into MDI's headquarters facility. However, Garrett continued to claim ongoing rent and amended its complaint in 2002 claiming approximately $148,000 in unpaid rent and related legal costs through July 2002. On July 18, 2002, judgment was entered in favor of Garrett and against AccuMed in the amount of approximately $157,000. On December 20, 2002, pursuant to a court order, Garrett seized approximately $12,500 from an MDI bank account as a partial payment against the judgment amount. The unpaid remainder of the judgment, approximately $136,000 including interest, will continue to accrue interest until paid in full. Since AccuMed had a continuing obligation for the minimum lease payments, MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments. MDI is contesting the right of Garrett to pursue collection of the judgment against the assets of MDI. Management believes that the amount of the accrued lease obligation recorded as of December 31, 2003 is sufficient to cover any remaining expenses of this litigation and the related judgment. During the first quarter of 2004, MDI reached a preliminary settlement on the outstanding judgment, which required six monthly payments of $13,187 each. MDI has made the first four required monthly payments. MDI also agreed to issue 280,000 shares of its common stock as part of the final settlement. The issuance of the shares was subject to shareholder approval of the increase in the number of authorized shares of common stock of the Company, discussed above.

         Monsun. On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, our Chairman and former CEO (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03 C 0184)). claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich in relation to Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1,

2000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of common stock at various prices. In November 2002, the board of directors approved the issuance of 200,000 shares of common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of our common stock; however, in order to comply with securities laws, MDI issued the shares of common stock to Monsun with a restrictive legend, which permits their sale only in compliance with Rule 144 of the Securities Act of 1933, as amended. MDI recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2003 as a note payable on its records. In March 2004, Monsun obtained a judgment against Mr. Gombrich in the amount of $675,000. Monsun is currently seeking to obtain an additional $545,000 to cover legal fees and costs incurred in enforcing the guaranty agreement. Since Mr. Gombrich's potential liability under the suit, including the failure to deliver registered shares of our common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the board of directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. Management and counsel are unable to determine the result of this pending litigation as of June 30, 2004.

         MonoGen. In July 2002, MonoGen, Inc. initiated an arbitration proceeding against the Company and its subsidiaries, AccuMed and Oncometrics Imaging Corp. (collectively, the "MDI Group"), alleging that the MDI Group had violated MonoGen's rights under certain license agreements (the "License Agreements") separately entered into by the subsidiaries with MonoGen prior to the Company's acquisition of the subsidiaries. In December 2002, the parties to the arbitration entered into an agreement (the "Technology Agreement") that purported to settle the issues that had been raised in the arbitration complaint. However, the Technology Agreement did not have the desired effect of ending the dispute, and in May 2003 the MDI Group filed suit in the Circuit Court of Cook County, Illinois (the "State Court Case") against MonoGen and two individuals affiliated with MonoGen in an attempt to obtain a judicial resolution of the issues that had been raised in the arbitration. The State
Court Case also sought to resolve certain allegations of breach of fiduciary duties made by the Company against the President of MonoGen, Norman Pressman, who had been the President of both AccuMed and Oncometrics at the time the License Agreements had been entered into by the parties.

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

         Patterson. On April 14, 2003, the Company received notice from the attorney for the licensor, Dr. Bruce Patterson, M.D., Ph.D, under the License and Development Agreement covering certain HPV technology, which forms the basis for our In-Cell HPV test, indicating that the licensor intended to terminate the license in accordance with a specific clause of the license that permits termination in the event the Company makes an assignment for the benefit of creditors or bankruptcy, or otherwise relinquishes or loses control of all its assets. On April 15, 2003, we informed the attorney that the facts used by the licensor to invoke the termination right were incorrect, that we were still in control of all of our assets, and that such assets were pledged as security under debt instruments but that such pledges were not included under events which would permit the licensor to terminate the license. MDI believes that MDI would prevail should the licensor attempt to pursue a termination action.

         Invirion. On July 2, 2003, Dr. Patterson and his company Invirion, Inc. filed suit against MDI in the Circuit Court of Cook County, Illinois (Case No. 03 L 7995). Dr. Patterson seeks approximately $86,000 that he claims is due from MDI under an agreement for his scientific consulting services. This is a dispute with the licensor over completion of the third milestone of the license under which completion requires process and procedure verification by an independent third party. This verification requirement has not been satisfied as of yet, and therefore, MDI is contesting this claim. Invirion, in a separate claim, seeks approximately $57,500 for certain HPV test kits that it claims were sold to MDI. MDI is engaged in settlement discussions with Dr. Patterson and Invirion to resolve all outstanding issues, including those discussed above with regard to the License and Development Agreement.

         Employee Wage and Compensation Claims. On February 18, 2004, current and former employees Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee filed suit against MDI and one of its officers in the Circuit Court of Cook County,

Illinois (04 L 1941). These individuals are seeking to recover wages and other compensation allegedly due them. Mr. Kussworm seeks approximately $68,600, Ms. Kawaguchi seeks approximately $37,200, and Ms. Keesee seeks approximately $124,800; all amounts exclude interest, court costs, and attorney fees. MDI and these plaintiffs have tentatively agreed to monetary settlement terms, but have not yet executed a final settlement agreement.

         Eric Gombrich. On May 19, 2004, Eric Gombrich filed suit against the Company in the Circuit Court of Cook County, Illinois (04 L 5661). Mr. Gombrich claims that MDI breached a written employment contract and that it owes him approximately $630,000 (plus interest) and 300,000 shares of MDI common stock. Although MDI made initial attempts to resolve this dispute, it is currently contesting Mr. Gombrich's action.

         Ungaretti & Harris. On May 31, 2004, the law firm Ungaretti & Harris filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. Ungaretti & Harris is seeking to collect approximately $182,000, plus interest, attorney fees, and court costs. The parties are currently engaged in settlement discussions.

         The Lash Group, Inc. On June 10, 2004, The Lash Group, Inc., a healthcare consulting firm, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Mecklenburg County, North Carolina (04 CVS 10367). The Lash Group seeks approximately $94,000, plus interest, attorney fees, and court costs, for the alleged breach of a promissory note. The parties are currently engaged in settlement negotiations.

         Creditors. MDI is a defendant in several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims.

         MDI is also currently negotiating the settlement of a wage claim brought by a former employee seeking to collect for unpaid wages and severance benefits. MDI has recorded the amount due in its records and is attempting to settle this claim.

         West Virginia Rescission Offer. By letter dated July 26, 2004, the Securities Commission of the West Virginia Office of the State Auditor informed the Company of a violation of the state's registration requirements with respect to sales of MDI securities to residents of West Virginia. Specifically, an individual engaged by the Company who solicited sales of MDI securities from West Virginia investors and received compensation in connection with such sales was not appropriately registered with the state as a broker-dealer or issuer agent. The Company therefore was not entitled to rely on an exemption from state registration for sales in the jurisdiction. After discussions with the Securities Commission, the Company agreed to make an offer to the two West Virginia investors to rescind their purchase of Company securities and receive a full refund. Both investors declined the Company's rescission offer and therefore the Company will not be required to refund their investments.

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

         These forward-looking statements are based on beliefs of our management as well as current expectations, projections and assumptions currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully in our most recent Annual Report on Form 10-KSB under the caption "Risk Factors" and in subsequent reports filed with the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

         The following discussion and analysis should be read in conjunction with our consolidated financial statements presented in Part I, Item 1 of this quarterly report and our consolidated financial statements and Management's Discussion and Analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

OVERVIEW OF MOLECULAR DIAGNOSTICS, INC.

         Molecular Diagnostics, Inc., formerly Ampersand Medical Corporation and successor to Bell National Corporation, is a biomolecular diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer for use around the world. MDI is currently focused on the design, development and marketing of the InPath(TM) System, and related image analysis systems. The InPath System and related products are intended to detect cancer and cancer-related diseases. These products may be used in a laboratory, clinic, or doctor's office.

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

         The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first six months of 2004, MDI raised $4,236,000 through the sale of convertible debt. Management's plans include substantial efforts to obtain additional capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be required to curtail its product development and other activities and may be forced to cease operations.


CRITICAL ACCOUNTING POLICIES AND CHANGES TO ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2003, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 3 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

                THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2003

REVENUE


         Revenue of $101,000 for the three months ended June 30, 2004 represented an increase of $40,000 or 65.6% over revenue of $61,000 for the same period in 2003. This increase was primarily the result of deferred revenue of $50,000 being recorded upon the shipment of two automated microscopy systems in connection with a settlement with a prior customer.

COSTS AND EXPENSES

         Cost of Goods Sold

         Cost of goods sold for the three months ended June 30, 2004 were $25,000, an increase of $22,000 or 733.3% over the same period in 2003. The increase related to the shipment of the two automated microscopy systems during the period.

         Research and Development

         We  devote a  substantial  amount  of our  resources  to  research  and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

         R&D expenses increased $269,000 to $328,000 for the three-month period ended June 30, 2004, an increase of 455.9% over the comparable period in 2003. This increase was the result of planning and preparation for the upcoming clinical trial for the Company's biochemical assay that is applied to a sample in order to identify abnormal cells. This assay in conjunction with the Company's proprietary automated microscopy instrument and custom-designed image analysis software, as well as the previously approved FDA sample collection device, comprise the InPath System of products.

         R&D expenses typically consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; instrumentation, disposables, clinical consumables, clinical supplies and regulatory costs to develop clinical trial reference laboratories and to recruit and test patients in support of our various FDA clinical trials; and payroll-related costs for in-house engineering, scientific, laboratory, software development and research management staff.

         Selling, General and Administrative

         Selling,   general  and  administrative   expenses  ("SG&A")  increased
$586,000 to $1,556,000 for the three-month period ended June 30, 2004, an increase of 60.4% over the period ended June 30, 2003. This increase included increases of $613,000 in financing costs and $70,000 in legal and professional fees, and was offset by a decrease of $97,000 in other general and administrative costs.

         Significant components of SG&A are compensation costs for executive, sales and administrative personnel; financing costs; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; and amortization/depreciation charges.

OTHER INCOME AND EXPENSE

         Interest Expense

         Interest expense, including interest expense to related parties, decreased $563,000 for the quarter ended June 30, 2004 to $485,000, a decrease of 53.7% over the quarter ended June 30, 2003. Bridge I, II, III and IV convertible promissory notes in principal amounts totaled $6,440,000 and $4,876,000 for the periods ended June 30, 2004 and 2003, respectively. The change included an increase in interest expense of $60,000 related to the increase in the notes and a decrease of $623,000 related to the amortization of debt discount arising from the beneficial conversion feature of the notes. The amortized debt discount amount decreased due to an increase in the duration of the new Bridge III and IV notes issued during the period ended June 30, 2004 in relation to the shorter maturity periods of the Bridge I and II notes issued during the period ended June 30, 2003.

         Restructuring Settlements

         For the three months ended June 30, 2004, MDI recorded $672,000 as a gain from the settlement of various litigation and credit payment matters. For the same three-month period ended June 30, 2003, the Company did not record any restructuring settlement amounts.

NET LOSS

         The net loss for the three-month period ended June 30, 2004 before preferred dividends totaled $1,621,000, compared with $2,068,000 for the same period in 2003, a decrease of $447,000 or 21.6%. The decrease was primarily the result of reduced operating capacity due to capital and liquidity constraints. In addition, cumulative dividends on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $258,000 for the quarter ended June 30, 2004, compared with $328,000 for the same period in 2003. The combined net loss applicable to common stockholders for the three months ended June 30, 2004 of $1,879,000 or $0.03 per share, on 73,839,577 weighted average common shares outstanding, compared with the net loss and net loss available to common stockholders for the three-month period ended June 30, 2003 of $2,396,000 or $0.06 per share, on 41,551,961 weighted average common shares outstanding.

         The weighted average shares outstanding during the three months ended June 30, 2004 include the shares issued or issuable upon conversion of Series B, Series C, and Series E convertible preferred stock during the period, and the conversion of Bridge I and Bridge II convertible promissory notes. The Bridge I and II note conversions resulted in the issuance of an aggregate 5,680,883 shares of common stock; the Series B, C and E convertible preferred stock conversions resulted in the issuance of an aggregate 3,230,198 shares of common stock.


                  SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2003

REVENUES

         Revenues for the six months ended June 30, 2004 decreased $78,000, or 33.6%, to $154,000 from revenues of $232,000 for the same period in 2003. This decrease primarily was the result of decreases in the sales of AccuMed-related products and services. Revenues and related costs and expenses have been adjusted to reflect the liquidation of MDI's French subsidiary, Samba, and its reclassification as a discontinued operation.

COSTS AND EXPENSES

         Cost of Goods Sold

         Cost of goods sold for the six months ended June 30, 2004 were $25,000, a decrease of $64,000 or 71.9% over the same period in 2003. The cost of goods sold amount is related to the shipment of the two automated microscopy systems. The overall decrease was due to the receipt of royalty-related income only for the period based on an AccuMed system under a license agreement.

         Research and Development

         As noted above, we devote a substantial amount of our resources to R&D related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

         R&D expenses increased $219,000 to $485,000 for the six-month period ended June 30, 2004, an increase of 82.3% over the comparable period in 2003. This increase was the result of planning and preparation for the upcoming clinical trial for the Company's biochemical assay that is applied to a sample in order to identify abnormal cells. This assay in conjunction with the Company's proprietary automated microscopy instrument and custom-designed image analysis software, as well as the previously approved FDA sample collection device, comprise the InPath System of products.

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

         Selling, General and Administrative

         SG&A increased $263,000 for the six months ended June 30, 2004 to $3,070,000, an increase of 9.4% over the same period ended June 30, 2003. This change included an increase of $272,000 in financing costs, an increase of $188,000 in legal and professional fees and was offset by a decrease of $197,000 in other general and administrative costs.

         Significant components of SG&A are compensation costs for executive, sales and administrative personnel; financing costs; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; and amortization/depreciation charges.

OTHER INCOME AND EXPENSE

         Interest Expense

         Interest expense, including interest expense to related parties, decreased $104,000 for the six-month period ended June 30, 2004 to $1,185,000, a decrease of 8.1% over the same period of 2003. Bridge I, II, III and IV convertible promissory notes in principal amounts totaled $6,440,000 and $4,876,000 for the periods ended June 30, 2004 and 2003, respectively. The change included an increase in interest expense of $208,000 related to the increase in the notes and a decrease of $312,000 related to the amortization of debt discount arising from the beneficial conversion feature of the notes. The amortized debt discount amount decreased due to an increase in the duration of the new Bridge III and IV notes issued during the period ended June 30, 2004 in relation to the shorter maturity periods of the Bridge I and II notes issued during the period ended June 30, 2003.

         Restructuring Settlements

         For the six months ended June 30, 2004, MDI recorded $833,000 as a gain from the settlement of various litigation and credit payment matters. For the same six-month period ended June 30, 2003, the Company did not record any restructuring settlement amounts.

NET LOSS

         The net loss for the six-month period ended June 30, 2004 before preferred dividends totaled $3,669,000, compared with $4,305,000 for the same period in 2003, a decrease of $636,000 or 14.8%. The decrease was primarily the result of reduced operating capacity due to capital and liquidity constraints.

In addition, cumulative dividends on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $570,000 for the six-month period ended June 30, 2004, compared with $752,000 for the same period in 2003. The combined net loss applicable to common stockholders for the six months ended June 30, 2004 of $4,239,000 or $0.07 per share, on 64,826,113 weighted average common shares outstanding, compared with the net loss and net loss available to common stockholders for the six-month period ended June 30, 2003 of $5,057,000 or $0.12 per share, on 40,868,423 weighted average common shares outstanding.

         The weighted average shares outstanding during the six months ended June 30, 2004 include the shares issued or issuable upon conversion of Series B, Series C, and Series E convertible preferred stock during the period, and the conversion of Bridge I and Bridge II convertible promissory notes. The Bridge I and II note conversions resulted in the issuance of an aggregate 26,399,311 shares of common stock; the Series B, C and E convertible preferred stock conversions resulted in the issuance of an aggregate 8,807,371 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $2,846,000 and $1,735,000 for the first six months ended June 30, 2004 and 2003, respectively, to support our operating activities.

         As of the six months ended June 30, 2004, we had cash on hand of $410,000, an increase of $410,000 over cash on hand at December 31, 2003 of zero. This increase resulted from the receipt of bridge financing funds during the period, as discussed below.

         Beginning in January 2004, Bathgate Capital Partners, LLC began an issue of Bridge III Convertible Promissory Notes to accredited investors on behalf of the Company. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. For the three months ended June 30, 2004 the Company had issued $1,662,500 in Bridge III convertible promissory notes.

         Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. Through June 30, 2004 and March 31, 2004 the Company had issued $1,281,500 and $1,292,000, respectively, in principal amount of Bridge IV Convertible Promissory Notes in exchange for cash.

         We incurred approximately $178,000 in capital expenditures during the first six months of 2004 as compared to capital expenditures of $12,000 for the first six months of 2003, an increase of 1,383.3%. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. MDI is striving to keep capital expenditures to a minimum due to capital and liquidity constraints.

         Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. We have incurred significant operating losses since inception. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. As a result of capital and liquidity constraints, we significantly reduced our staff and all other operating expenditures during 2003 and the first half of 2004, and will continue that focus during the remainder of this fiscal year and beyond. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research and development, clinical trials and other activities, and may be forced to cease operations.


ITEM 3.            CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Our principal executive officer and principal financial officer have concluded, based on that evaluation, which included inquiries made to certain other employees of the Company, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by MDI in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. We continue to make progress to improve our internal control systems and address any deficiencies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See  Note  11  -  Legal  Proceedings  to  the  Consolidated   Financial
Statements included herein for a discussion of the most recent events regarding the Company's pending and threatened legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

CHARTER AMENDMENT

         At the Company's Annual Meeting of Stockholders on July 29, 2004, stockholders approved an amendment to the Company's Certificate of Incorporation (as amended to date) to increase the number of authorized shares of common stock of the Company from 100,000,000 to 300,000,000 shares. The Company filed a Certificate of Amendment to its charter to effect such increase with the Delaware Secretary of State on August 6, 2004.

ISSUANCE OF SECURITIES

         Bridge III Convertible Promissory Notes. Beginning in January 2004, Bathgate Capital Partners, LLC began an issue of Bridge III Convertible Promissory Notes to accredited investors on behalf of the Company. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. For the three months ended June 30, 2004 the Company had issued $1,662,500 in Bridge III convertible promissory notes.

         Bridge IV Convertible Promissory Notes. Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale. MDI granted each note holder the right to receive a 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive 25,000 warrants to purchase common stock at an exercise price of $0.15. The warrants will expire on December 31, 2008. Through June 30, 2004 and March 31, 2004 the Company had issued $1,281,500 and $1,292,000, respectively, in principal amount of Bridge IV Convertible Promissory Notes in exchange for cash.

         Warrants. In March 2004, MDI issued 67,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $13,400 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         In March 2004, MDI issued 500,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $95,000 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         In May 2004, MDI issued warrants to purchase an aggregate 119,042 shares of common stock of the Company with exercise prices ranging from $0.15 to $0.16 per share to non-employee service vendors in lieu of payment for unpaid service invoices. MDI valued the warrants at $18,181 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         In June 2004, MDI issued warrants to purchase an aggregate 364,942 shares of common stock of the Company with exercise prices ranging from $0.16 to $0.17 per share to non-employee service vendors in lieu of payment for unpaid service invoices. MDI valued the warrants at $42,368 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         In May 2004, MDI issued warrants to purchase 500,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $76,200 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         In June 2004, MDI issued warrants to purchase 780,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $73,320 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         In June 2004, MDI issued warrants to purchase 681,625 shares of common stock of the Company with an exercise price of $0.18 per share to a non-employee broker-dealer for past financial services. MDI valued the warrants at $62,914 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         Each of the above warrants expires five years from the date of issuance and is exercisable immediately upon issuance, or became exercisable upon stockholder approval of the increase in the number of authorized shares of common stock of the Company. None of the warrants are subject to any vesting schedules or conditions except as set forth in the preceding sentence. The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.

REPAYMENT OF NOTE

         Suzanne Gombrich Note. On April 2, 2004, the $1,000,000 Convertible Promissory Note due to Suzanne M. Gombrich was paid in full and her first priority security interest in all the Company's assets was released. As of April 2, 2004, the Company repaid $936,114 of principal and accrued interest of $126,114 on such note. In addition, Mrs. Gombrich agreed to convert the remaining $190,000 into 1,900,000 shares of common stock of the Company, which such shares can now be issued following stockholder approval of an increase in the number of authorized shares of common stock of the Company. (See Note 10 -Subsequent Events).

CONVERSIONS

         Bridge I Conversions. From January 1, 2004 through June 30, 2004, holders of an aggregate $1,225,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of $155,000 into 9,199,228 shares of unregistered common stock of the Company.

         Bridge II Conversions. From January 1, 2004 through June 30, 2004, holders of an aggregate $2,091,000 principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of $243,000 into 17,200,083 shares of unregistered common stock of the Company. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into 2,113,987 shares of unregistered common stock.

         Preferred Stock Conversions. During the first six months of 2004, several holders converted 422,250 share of Series B convertible preferred stock, including cumulative dividends due thereon, into 2,211,401 shares of common stock.

         During the first six months of 2004, several holders converted 930,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 5,703,816 shares of common stock.

         During the first six months of 2004, several holders converted 25,939 shares of Series E convertible preferred stock, including cumulative dividends due thereon, into 892,154 shares of common stock.

         MDI is issuing such securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of such act. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to our SEC filings.

         See also Note 6 - Notes Payable - Related Parties, Note 7 - Notes Payable, Note 8 - Stockholders' Equity, and Note 10 - Subsequent Events for a fuller description of the Company's securities and related events that occurred prior and subsequent to the quarter ending June 30, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         MDI has failed to make the required principal and interest payments, constituting events of default, on the following notes payable:

            o     $850,000 in Bridge I convertible promissory notes;
            o     $1,340,000 in Bridge II convertible promissory notes
            o     $708,000 Monsun AS convertible promissory note;

            o     $148,932 Ungaretti & Harris secured promissory note;
            o     $30,800 Ernst & Young promissory note; and
            o     $31,000 Ventana Medical Systems, Inc. promissory note

         The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun AS convertible promissory note and the note payable to Ungaretti & Harris, which are the subject of legal actions described under Part II Item 1 above and in Notes to Consolidated Financial Statements,
Note 11 - Legal Proceedings, MDI has not received any written declarations of default from holders of outstanding notes payable.

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

                                              Molecular Diagnostics, Inc.

                                              /s/ Denis M. O'Donnell, M.D.
                                              ---------------------------------
                                                  Denis M. O'Donnell, M.D.
                                                  Chief Executive Officer and
                                                   President

                                              /s/ Dennis L. Bergquist
                                              ---------------------------------
                                                  Dennis L. Bergquist
                                                  Chief Financial Officer

Date:    August 16, 2004

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION

3.1 Certificate of Amendment to Certificate of Incorporation. As filed with the Delaware Secretary of State on August 6, 2004.

4.1 Common stock purchase warrant issued to consultant on May 5, 2004 representing the right to purchase 500,000 shares of common stock of the Company.

4.2 Common stock purchase warrant issued to consultant on June 4, 2004 representing the right to purchase 530,000 shares of common stock of the Company.

4.3 Common stock purchase warrant issued to consultant on June 4, 2004 representing the right to purchase 250,000 shares of common stock of the Company.

4.4 Form of common stock purchase warrant issued to private placement agents on June 15, 2004 representing the right to purchase an aggregate 681,625 shares of common stock of the Company.

4.5 Form of common stock purchase warrant issued to vendors as part of our restructuring settlements during the three months ended June 30, 2004 representing the right to purchase an aggregate 483,984 shares of common stock of the Company.


31.1      Section 302 certification by principal executive officer.

31.2      Section 302 certification by principal financial officer.

32.1      Section 906 certification by principal executive officer.

32.2      Section 906 certification by principal financial officer.