Form 10QSB
period 2004-09-30
MOLECULAR DIAGNOSTICS INC
filed 2004-11-15
CIK 75439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

           (Mark One)
               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                       414 North Orleans Street, Suite 502
                                Chicago, IL 60610
                    (Address of Principal Executive Offices)

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

Common Stock, $0.001 par value, AT OCTOBER 31, 2004: 101,178,125
                                                    ------------

Transitional Small Business Disclosure Format (Check One): Yes |_|   No |X|

                           Molecular Diagnostics, Inc.
                         Quarterly Report on Form 10-Qsb
                               September 30, 2004

                                Table of contents

                                                                                  Page
                                                                                  ----
Part I. -- Financial Information

Item 1.  Financial Statements

        a) Consolidated Balance Sheets -- September 30, 2004 (unaudited) and
           December 31, 2003......................................................  3

        b) Consolidated Statements of Operations - Three and nine months ended
           September 30, 2004 and 2003 (unaudited)................................  4

        c) Consolidated Statements of Cash Flows -- Nine months ended
           September 30, 2004 and 2003 (unaudited)................................  5

        d) Notes to Consolidated Financial Statements (unaudited).................  6

Item 2.  Management's Discussion and Analysis or Plan of
         Operation................................................................  20

Item 3.  Controls and Procedures..................................................  26

Part II. -- Other Information

Item 1.  Legal Proceedings........................................................  26

Item 2.  Unregistered Sales of Securities and Use of Proceeds.....................  26

Item 3.  Defaults upon Senior Securities..........................................  28

Item 4.  Submission of Matters to a Vote of Security Holders......................  28

Item 5.  Other Information........................................................  29

Item 6.  Exhibits.................................................................  29

SIGNATURES........................................................................  29

EXHIBIT INDEX.....................................................................  30

Part I. -- Financial Information

Item 1.  Financial Statements

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                           September 30,    December 31,
                                                                                               2004            2003
                                                                                             --------        --------
                                                                                           (Unaudited)
      Assets
Current Assets:
   Cash and cash equivalents .............................................................   $      2        $     --
   Accounts receivables, net of allowance for doubtful accounts of $50 at September 30
      2004 and December 31, 2003 .........................................................         14              26
   Inventories ...........................................................................         75              94
   Prepaid financing costs ...............................................................        108             307
   Prepaid expenses and other current assets .............................................         11               7
                                                                                             --------        --------
      Total current assets ...............................................................        210             434
   Fixed assets, net .....................................................................        363             374
   Licenses, patents and technology, net of amortization .................................      6,533           6,907
                                                                                             --------        --------
      Total assets .......................................................................   $  7,106        $  7,715
                                                                                             ========        ========

      Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Checks issued in excess of amounts on deposit .........................................   $     --        $      5
   Accounts payable ......................................................................      4,219           5,540
   Accrued payroll costs .................................................................      1,320           1,745
   Accrued expenses ......................................................................      1,773           1,401
   Deferred revenue ......................................................................         --              50
   Due to stockholder ....................................................................         38              53
   Lease obligation ......................................................................         96             279
   Notes payable--related parties ........................................................         70           1,092
   Notes payable .........................................................................      4,524           6,099
                                                                                             --------        --------
      Total current liabilities ..........................................................     12,040          16,264
                                                                                             --------        --------

Stockholders' Equity (Deficit):
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,132,735 and 2,511,108 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively
   (Liquidation value of all classes of preferred stock $9,582,968 at September 30, 2004)       7,840          12,894
Common stock; $0.001 par value; 300,000,000 shares authorized; 89,335,213 and
   45,830,928 shares issued and 89,143,125 and 45,638,840 shares outstanding
   at September 30, 2004 and December 31, 2003, respectively .............................         89              46
Additional paid-in-capital ...............................................................     44,868          29,553
Treasury stock; 192,088 shares at September 30, 2004 and December 31, 2003 ...............       (327)           (327)
Accumulated deficit ......................................................................    (57,358)        (50,673)
Accumulated comprehensive loss--
   Cumulative translation adjustment .....................................................        (46)            (42)
                                                                                             --------        --------
      Total stockholders' equity (deficit) ...............................................     (4,934)         (8,549)
                                                                                             --------        --------
      Total liabilities and stockholders' equity (deficit) ...............................   $  7,106        $  7,715
                                                                                             ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                            For the nine months            For the three months
                                                            ended September 30,            ended September 30,
                                                       ----------------------------    ----------------------------
                                                           2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------
                                                                (Unaudited)                     (Unaudited)
Net revenues .......................................   $        195    $        291    $         41    $         59
Operating expenses
Cost of revenues ...................................             25              91              --               2
Research  and development ..........................            716             378             231             112
Selling, general, and administrative expenses ......          4,274           5,224           1,204           2,417
                                                       ------------    ------------    ------------    ------------
         Total operating expenses ..................          5,015           5,693           1,435           2,531
                                                       ------------    ------------    ------------    ------------

Operating loss .....................................         (4,820)         (5,402)         (1,394)         (2,472)

Other income (expense):
Interest expense -related party ....................            (50)            (67)             (2)            (32)
Interest expense ...................................         (1,546)         (2,563)           (409)         (1,309)
Restructuring settlements ..........................            921              --              88              --
Gain on sale of fixed assets .......................             99              --              --              --
Other, net .........................................             10              45              --              38
                                                       ------------    ------------    ------------    ------------
         Total other income (expense) ..............           (566)         (2,585)           (323)         (1,303)
                                                       ------------    ------------    ------------    ------------
Loss from continuing operations before income taxes          (5,386)         (7,987)         (1,717)         (3,775)
Income tax expense .................................             --              --              --              --
                                                       ------------    ------------    ------------    ------------
Loss from continuing operations ....................         (5,386)         (7,987)         (1,717)         (3,775)
Results from discontinued operations ...............             --            (135)             --             (42)
                                                       ------------    ------------    ------------    ------------
 Net loss ..........................................         (5,386)         (8,122)         (1,717)         (3,817)

Preferred stock dividend ...........................           (802)         (1,113)           (232)           (361)
                                                       ------------    ------------    ------------    ------------

Net loss applicable to common stockholders .........   $     (6,188)   $     (9,235)   $     (1,949)   $     (4,178)
                                                       ============    ============    ============    ============

Basic and fully diluted net loss per common share ..   $      (0.09)   $      (0.23)   $      (0.02)   $      (0.11)
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding     71,054,095      40,191,128      83,374,666      38,858,622
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

                           MOLECULAR DIAGNOSTICS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                  ------------------
                                                                                   2004       2003
                                                                                  -------    -------
                                                                                      (Unaudited)
Operating Activities:
   Net loss ...................................................................   $(5,386)   $(8,122)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Amortization of debt discount ...........................................       905      2,139
      Depreciation and amortization ...........................................       514        683
      Amortization of fees ....................................................       319        350
      (Gain)/loss on sale of fixed assets .....................................       (99)         1
      Fixed assets exchanged for services .....................................        --          8
      Return of fixed assets in exchange for relief of indebtedness ...........       149         --
      Stocks, warrants and options issued to non-employees for services .......     1,158      1,984
      Compensation expense related to stock appreciation rights ...............        --         12
      Changes in assets and liabilities:
         Accounts receivable, net .............................................        12          1
         Inventories ..........................................................        19        262
         Refundable taxes .....................................................        --         11
         Due to stockholder ...................................................       (15)        13
         Prepaid expenses and other current assets ............................      (124)      (468)
         Checks issued in excess of amounts on deposit ........................        (5)        --
         Accounts payable .....................................................    (1,100)       122
         Deposits .............................................................        --        (24)
         Lease obligation .....................................................      (183)        --
         Deferred revenue .....................................................       (50)      (153)
         Accrued expenses .....................................................       343        401
                                                                                  -------    -------
   Net cash used for operating activities .....................................    (3,543)    (2,780)
                                                                                  -------    -------

Investing activities:
   Expenditures in licenses, patents and technology ...........................       (20)        --
   Purchases of fixed assets ..................................................      (187)       (18)
                                                                                  -------    -------
   Net cash used for investing activities .....................................      (207)       (18)
                                                                                  -------    -------

Financing activities:
   Proceeds from issuance of convertible notes ................................     4,236      1,843
   Proceeds from issuance of convertible notes, related parties ...............        --      1,015
   Proceeds from issuance of common stock .....................................       275         --
   Note issued in payment of an expense .......................................       103        339
   Payment of notes payable ...................................................      (890)      (373)
   Proceeds of revolving line-of-credit, net ..................................        --         49
   Proceeds from sale of fixed assets .........................................        28         --
                                                                                  -------    -------
   Net cash provided by financing activities ..................................     3,752      2,873
                                                                                  -------    -------

Effect of exchange rate changes on cash and cash equivalents ..................        --          7
                                                                                  -------    -------

Net increase in cash and cash equivalents .....................................         2         82

Cash and cash equivalents at beginning of period ..............................        --         42
                                                                                  -------    -------

Cash and cash equivalents at end of period ....................................   $     2    $   124
                                                                                  =======    =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest ...................................................................   $   135    $    18
Non-cash transactions during the period for:
   Financing costs ............................................................   $ 1,067    $ 1,652
   Preferred stock and cumulative dividends converted into common stock .......   $ 6,353    $ 4,495

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

Note 1. Organization

      Molecular Diagnostics, Inc. ("MDI" or the "Company") was incorporated as Ampersand Medical Corporation in Delaware in December 1998 as the successor to Bell National Corporation ("Bell National"). Bell National was incorporated in California in 1958, and was the continuing legal entity following its acquisition of InPath, LLC, a development-stage company engaged in the design and development of medical instruments and related tests, in December 1998. Bell National then merged into the Company, which was then operating under the Ampersand name, in 1999.

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

      In addition to AccuMed and Oncometrics Imaging Corp., a wholly-owned subsidiary of AccuMed, MDI had another wholly-owned subsidiary, Samba Technologies, Sarl ("Samba"). MDI acquired all of the assets of Samba in January 1999 from Unilog Regions, SA for approximately $500,000 in cash. Samba designed, developed, and marketed web-enabled, software-based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. A majority of reported revenues since inception of MDI were generated by Samba. Commencing December 20, 2002, Samba operated under the protection of the French Commercial Court in compliance with the bankruptcy laws of France. During 2003, MDI was unable to raise sufficient capital to enable it to provide funds to Samba to meet its obligations. On December 19, 2003, the French Commercial Court finalized the liquidation sale of Samba's assets. Upon completion of the bankruptcy liquidation sale, MDI lost all rights and title to the Samba assets, including Samba software. MDI has reflected the involuntary liquidation of Samba's assets by the French Commercial Court in its December 31, 2003 financial statements and subsequent financial statements as discontinued operations.

      The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first nine months of 2004, MDI raised $4,236,000 and $275,000 through the sale of convertible debt and common stock, respectively. Management's plans include substantial efforts to obtain additional capital. Management can give no assurances that funding will be available to the company on terms acceptable to the company, or at all, particularly in light of MDI's current financial condition. In addition, the Company cannot rely on internal sources of liquidity given the current cash flow from operations. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be required to curtail its product development and other activities and may be forced to cease operations.

Note 2. Basis of Presentation

      The consolidated financial statements for the periods ended September 30, 2004 and 2003 included herein are unaudited. Such financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature, except for the Monsun judgment for legal fees in the amount of $438,000 as discussed below. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004 or for any other period.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the SEC.

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

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

      Loss Per Share. Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive common shares. Molecular Diagnostics, Inc. calculation of dilutive net loss per share excludes potential common shares as the effect would be antidilutive.

      Restructuring Settlements. Restructuring settlements reflect the difference between the actual settlement amounts for various litigation and creditor payment matters and the amounts recorded on the Company's financial statement as the amount due. For the nine months ended September 30, 2004, MDI recorded $921,000 in net restructuring settlements.

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

      Licenses, patents, and technology were as follows (in thousands):

                                                     September 30,  December 31,
                                                         2004           2003
                                                       -------        -------
                                                     (unaudited)

Licenses .....................................         $ 1,033        $ 1,013
Patent costs .................................             133            133
MDI Technology Agreement .....................           7,230          7,230
Dianon Technology Agreement ..................             260            260
                                                       -------        -------
Subtotal .....................................           8,656          8,636
Less accumulated amortization ................          (2,123)        (1,729)
                                                       -------        -------
      Total ..................................         $ 6,533        $ 6,907
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

      For the nine months ended September 30, 2004 and 2003, amortization expense was $394,000 and $484,000, respectively.

Note 5.Accrued Expenses

      Accrued expenses included the following (in thousands):

                                                     September 30,  December 31,
                                                         2004          2003
                                                       ------        ------
                                                     (unaudited)

         Accrued interest ...........................  $  827        $  704
         Accrued interest--related parties ..........      22           115
         Accrued franchise taxes ....................     476           476
         Accrued settlement costs ...................     438            --
         Other accrued expenses .....................      10           106
                                                       ------        ------
         Total ......................................  $1,773        $1,401
                                                       ======        ======

      MDI was delinquent in filing certain federal and state income tax returns for 2003, 2002 and 2001 and intends to complete the filing requirements as soon as practicable. The Company does not anticipate a tax liability with respect to these delinquent corporate tax returns.

      MDI is also delinquent in paying a portion of federal and state employee and employer payroll taxes for 2001. The Company owed $330,000 and $686,000 as of September 30, 2004 and December 31, 2003, respectively, including $85,000 and $258,000, respectively, in assessed and estimated statutory penalties and interest related to such delinquent payroll taxes. MDI is currently in the process of communicating with the Internal Revenue Service regarding payment of the balance due and made a payment of approximately $117,000 on October 20, 2004. The Company has lost all rights of appeal regarding the outstanding payroll tax liability and could be subject to the seizure of its tangible and intellectual property in the event a final resolution is not reached with the Internal Revenue Service or the remaining balance of $213,000 is not paid in accordance with the schedule agreed upon with the IRS. These amounts were included in accrued payroll costs in the accompanying balance sheet.

Note 6. Notes Payable--Related Parties

      Notes payable to related parties consisted of (in thousands):

                                                                             September 30,  December 31,
                                                                                  2004          2003
                                                                                  ----          ----
                                                                              (unaudited)

Northlea Partners, Ltd., $25,000 Promissory Note issued August 6, 2001;
   interest rate 15% per annum ...............................................   $   25        $   25
Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001;
   interest rate 9% per annum ................................................       15            15
Northlea Partners, Ltd., $15,000 Bridge II Convertible Promissory Note issued
   May 1, 2003; interest rate 12% per annum (see description under Bridge II
   Notes in Note 7-Notes Payable for other terms and conditions) .............       15            15
Peter P. Gombrich, $305,667 Bridge II Convertible Promissory Note
   issued December 5, 2003; interest rate 12% per annum (see description under
   Bridge II Notes in Note 7-Notes Payable for other terms and conditions) ...       --           251
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate
   9% per annum ..............................................................       15            25
Suzanne M. Gombrich, $1,000,000 Convertible Promissory Note issued
   April 2, 2003; interest rate 12% per annum; Due April 2, 2004 (see
   description below for other terms and conditions) .........................       --           761
                                                                                 ------        ------
      Total: .................................................................   $   70        $1,092
                                                                                 ======        ======

      Suzanne Gombrich Note. On April 2, 2004, the Company repaid the $1,000,000 Convertible Promissory Note due Suzanne M. Gombrich in full and her first priority security interest in all the Company's assets was released. The Company paid $936,114 in cash towards principal and accrued interest of $126,114 on the note. In addition, Mrs. Gombrich agreed to convert the remaining $190,000 into 1,900,000 shares of common stock of the Company upon stockholder approval of an increase in the number of authorized shares of common stock of the Company. On July 29, 2004, the Company's stockholders approved such increase and the 1,900,000 shares were issued to Mrs. Gombrich on August 31, 2004 in satisfaction of her remaining debt.

      Peter Gombrich Bridge II Note and Other Amounts Due. On March 5, 2004, the Bridge II Convertible Promissory Note (and accrued interest thereon) issued to Peter Gombrich in December 2003 was converted into 2,113,987 common shares.

      Further, Peter Gombrich was owed $37,847 and $52,953 at September 30, 2004 and December 31, 2003, respectively. MDI has classified the amount due to Mr. Gombrich under the current liabilities heading "Due to stockholder."

      Carrying Amounts. The carrying amounts of Notes Payable - Related Parties approximated fair value at September 30, 2004 and December 31, 2003.

Note 7. Notes Payable

      Notes payable to unrelated parties consisted of (in thousands):

                                                                                      September 30,  December 31,
                                                                                           2004         2003
                                                                                           ----         ----
                                                                                        (unaudited)
Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,042,000 at June
   30, 2002; Bridge I warrants at an exercise price of $0.25 per share; additional
   warrants at an exercise price equal to 150% of note conversion price ...............   $  850      $2,075
Bridge II Convertible Promissory Notes; due July 31, 2003; interest rate
   12%/15% per annum; convertible into common stock at $0.10 or $0.15 per share;
   beneficial conversion feature valued at $1,777,000 and $330,000 at December 31,
   2003 and December 31, 2002, respectively;
   warrants at an exercise price of $0.15 or $0.20 per share ..........................    1,285       2,845
Bridge III Convertible Promissory Notes; due December 31, 2008; interest rate 10%
   per annum; convertible into common stock at $.10 per share; beneficial conversion feature valued at $1,604,000 at June 30, 2004; warrants at an
   exercise price of $.15 per share ...................................................      182          --
Bridge IV Convertible Promissory Notes; due December 31, 2008; interest rate 10%
   per annum; convertible into common stock at $.10 per share; beneficial conversion feature valued at $1,791,000 at June 30, 2004; warrants at an
   exercise price of $.15 per share ...................................................      991          --
Monsun, AS $500,000 Promissory Note issued November 1, 2000; due July 31, 2002;
   interest rate 20% per annum, compounded into principal amount;
   beneficial conversion feature valued at $125,000 at November 1, 2000 ...............      744         641
Trek Diagnostic Systems $80,000 Promissory Note issued July 31, 2002; due in equal
   installments on September 1, 2002 and December 1, 2002 .............................       --          15
O.P., LLC $29,390 Promissory Note issued May 12, 2003; interest at 7% per annum;
   monthly principal payments of $1,316 plus interest commencing June 1, 2003;
   due April 2005 .....................................................................       10          24
Ungaretti and Harris $211,368 Secured Promissory Note issued May 8, 2003; interest
   at 12% per annum; due September 30, 2003 ...........................................      149         149
Ernst & Young $30,800 Promissory Note issued July 17, 2003; interest at 12% per annum
   commencing January 1, 2003; due December 31, 2003 ..................................       31          31
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003;
   due December 31, 2003; interest at 8% per annum payable after December 31, 2003 ....       21          63
Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; interest
   rate Canadian Prime plus 6% per annum; represents a debt of AccuMed ................       34          34
Western Economic Diversification $221,000 Promissory Note issued June 1989;
   no interest; represents a debt of Oncometrics ......................................      227         222
                                                                                          ------      ------
         Total: .......................................................................   $4,524      $6,099
                                                                                          ======      ======

      Bridge I. In 2002, MDI issued an aggregate $3,185,000 in Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the Company's common stock on the date of conversion. In addition, MDI issued to each holder a warrant that entitled each such holder to purchase one share of common stock at an exercise price of $0.25 per share, for each dollar principal amount of notes. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. In addition, at the time of conversion of the note, each holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for the warrants as of September 30, 2004. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,041,666 and recorded this amount as additional interest expense during 2002.

      In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. In November 2003, two Bridge I note holders converted $50,000 in principal amount of notes and $5,287 in accrued interest into 368,579 shares of unregistered common stock. Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were also offered warrants to purchase one new share for every four shares acquired by the Bridge noteholder upon exercise of such holder's conversion rights under the notes. This offer continues to remain outstanding as of September 30, 2004.

      During the nine months ended September 30, 2004, holders of $1,225,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of $155,000 into 9,199,218 shares of unregistered common stock. The remaining $850,000 in principal Bridge I notes remained unconverted and outstanding at September 30, 2004.

      Bridge II. Beginning in October 2002, MDI began an issue of up to $4,000,000 in Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note (see discussion above) and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company's Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and December 31, 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $334,909 and $1,826,743 to reflect amortization of the discount during the nine months ended September 30, 2004 and year ended December 31, 2003, respectively.

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

      For the nine months ended September 30, 2004, holders of $2,146,000 principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of $251,000 into 17,619,242 shares of unregistered common stock. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into 2,113,987 shares of unregistered common stock. The remaining $1,300,000 in principal Bridge II notes remained unconverted and outstanding at September 30, 2004.

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

With the exception of the conversion of Suzanne Gombrich's note, which was converted following stockholder approval of an increase in the number of authorized shares of its common stock in July 2004, these requirements were satisfied on April 2, 2004 and the Company issued $1,500,000 in convertible promissory notes in exchange for cash. The funds were used for repayment of the Suzanne Gombrich note, payment of IRS taxes, and working capital. On May 21, 2004, the Company issued an additional $162,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $123,304 to reflect amortization of the discount during the nine months ended September 30, 2004. Through September 30, 2004, the Company had issued $1,662,500 in principal amount of Bridge III Convertible Promissory Notes in exchange for cash.

      Bridge IV. Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion price of the notes issued to date has been less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $499,000 and $1,292,000 at June 30, 2004 and March 31, 2004, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $208,043 to reflect amortization of the discount during the nine months ended September 30, 2004. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is 250,000 shares, the underlying shares are registered for sale, and the Convertible Promissory Note to an affiliate, Suzanne M. Gombrich, has been paid or converted into common shares. The holders were also granted a security interest in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15. The warrants expire on December 31, 2008. Through September 30, 2004, the Company had issued $2,573,500 in principal amount of Bridge IV Convertible Promissory Notes in exchange for cash.

      Monsun. On November 1, 2000, MDI issued a convertible promissory note to Monsun, AS ("Monsun") in exchange for $500,000 in cash. The note bears interest at the rate of 20% per year and was due 12 months from the date of issue. The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share.

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

      Monsun initiated a legal action against Peter Gombrich, MDI's Chairman, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. The Board of Directors of MDI agreed to pay Mr. Gombrich's legal costs to defend and indemnify him against this action. Monsun was successful in obtaining a legal judgment of $735,000 related to the note balance and accrued interest against Peter Gombrich as the personal guarantor of the note. In addition, Monsun was granted an award of $438,000 for attorneys' fees against Peter Gombrich as the personal guarantor. The award for legal fees has been recorded as an accrued expense. (See Note 5 - Accrued Expense) The Company continues to negotiate the terms of a settlement of the outstanding balance due. (See Note 11 - Legal Proceedings)

      Trek Diagnostic Systems. In July 2002, MDI agreed to settle a claim brought by Trek Diagnostic Systems, Inc. against AccuMed regarding alleged breaches of representations and warranties in a certain agreement under which Trek purchased the microbiology business of AccuMed in 2000. MDI issued a promissory note to Trek in the amount of $80,000, payable in two equal installments on September 1, 2002 and December 1, 2002. MDI made the first payment due on September 1, 2002 but did not make the second payment, causing a default on the note. Through a court ordered action Trek was able to obtain payments totaling $27,692 during the fourth quarter of 2003. In the first quarter of 2004, a final settlement of $12,000 was reached for complete and final settlement of the outstanding note balance.

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

      Carrying Amounts. The carrying amounts of Notes Payable approximated fair value at September 30, 2004 and December 31, 2003.

Note 8. Stockholders' Equity

      The Company's preferred stock consisted of the following:

                                                 September 30,     December 31,
                                                     2004             2003
                                                     ----             ----
                                                Shares Issued &  Shares Issued &
Issue                                             Outstanding      Outstanding
-----                                             -----------      -----------
                                                   (unaudited)

Series A convertible ........................         82,655         82,655
Series B convertible, 10% cumulative dividend        377,606        799,856
Series C convertible, 10% cumulative dividend        262,833      1,192,833
Series D convertible, 10% cumulative dividend        175,000        175,000
Series E convertible, 10% cumulative dividend        234,641        260,764
                                                   ---------      ---------
   Total Preferred Stock ....................      1,132,735      2,511,108
                                                   =========      =========

      During the first nine months of 2004, several holders converted 930,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 5,703,816 shares of common stock. In April 2004, holders of Series B Convertible Preferred Stock elected to convert 422,250 of preferred shares and accrued dividends into 2,211,401 shares of unregistered common stock. In June 2004, holders of Series E Convertible Preferred Stock elected to convert 25,939 of preferred shares and accrued dividends into 892,154 shares of unregistered common stock. During the third quarter of 2004, holders of Series E Convertible Preferred Stock elected to convert 184 preferred shares and accrued dividends into 6,363 shares of unregistered common stock.

      Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:      $4.50 per share
Conversion Price:       $10.3034 per share
Conversion Rate:        0.4367--Liquidation Value divided by Conversion Price ($4.50/$10.3034)
Voting Rights:          None
Dividends:              None
Conversion Period:      Any time

Series B Convertible Preferred Stock
Liquidation Value:      $4.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        4.00--Liquidation Value divided by Conversion Price ($4.00/$1.00)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing June 30, 2001
Conversion Period:      Any time
Cumulative dividends in arrears at September 30, 2004 were $554,666

Series C Convertible Preferred Stock
Liquidation Value:      $3.00 per share
Conversion Price:       $0.60 per share
Conversion Rate:        5.00--Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing June 30, 2002
Conversion Period:      Any time
Cumulative dividends in arrears at September 30, 2004 were $229,907

Series D Convertible Preferred Stock
Liquidation Value:      $10.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        10.00--Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing April 30, 2002
Conversion Period:      Any time
Cumulative dividends in arrears at September 30, 2004 were $510,616

Series E Convertible Preferred Stock
Liquidation Value:      $22.00 per share
Conversion Price:       $0.80 per share
Conversion Rate:        27.50--Liquidation Value divided by Conversion Price
                        ($22.00/$0.80)
Voting Rights:          Equal in all respects to holders of common shares
Dividends:              10%--Quarterly--Commencing May 31, 2002 Conversion Period:Any time
Cumulative dividends in arrears at September 30, 2004 were $1,425,756

      Issuance of Common Shares for Cash

      In August 2004, MDI offered common stock to accredited investors in exchange for cash. Through September 30, 2004, the Company had received $275,000 and had issued 2,750,000 shares of restricted common stock.

      Issuance of Common Shares for Services

      In August 2004, MDI issued 924,333 shares of common stock in exchange for services to a non-employee professional services firm for past services. MDI calculated a fair value of $92,433 for these shares based on the value of the shares on the date of issuance and recorded the amount as satisfaction of the vendor's accounts payable balance as of September 30, 2004.

      In August 2004, MDI issued 1,200,000 shares of common stock in exchange for services to a non-employee financial consultant for future services. MDI calculated a fair value of $120,000 for these shares based on the value of the shares on the date of issuance and is amortizing the amount over the remainder of the service contract.

      In September 2004, MDI issued 572,748 shares of common stock to a non-employee service vendor in lieu of payment for unpaid invoices. MDI calculated a fair value of $57,275 for these shares based on the market value of the shares on the date of issuance and recorded the amount as satisfaction of the vendor's accounts payable balance as of September 30, 2004 based on a settlement agreement.

      In September 2004, MDI issued 275,000 shares of common stock to a non-employee financial consultant for past financial services. MDI calculated a fair value of $27,500 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of September 30, 2004.

      In September 2004, MDI issued 250,000 shares of common stock to a non-employee professional services firm for past investor relations services. MDI calculated a fair value of $25,000 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of September 30, 2004.

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

      In August 2004, MDI issued warrants to purchase 500,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee consultant for past services. MDI valued the warrants at $45,000 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      In September 2004, MDI issued warrants to purchase 200,000 shares of common stock of the Company with an exercise price of $0.10 per share to a non-employee professional services firm for past investor relations services. MDI valued the warrants at $18,400 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      In September 2004, MDI issued warrants to purchase 20,000 shares of common stock of the Company with an exercise price of $0.20 per share to a non-employee consultant for past services. MDI valued the warrants at $1,780 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      In September 2004, MDI issued warrants to purchase 25,000 shares of common stock of the Company with an exercise price of $0.20 per share to a non-employee service vendor in lieu of payment for unpaid services. MDI valued the warrants at $2,250 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

      Application of Black-Scholes Valuation Model

      In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 4.89% and 6% for the September 30, 2004 and 2003 periods, respectively, volatility factors of 151% and 90%, respectively, and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

Note 9. Equity Incentive Plan and Employee Stock Purchase Plan

      MDI applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted to employees under its 1999 Equity Incentive Plan. No compensation cost was recorded during the nine months ended September 30, 2004 or during 2003 for options granted to employees, as the exercise price approximated the fair value of the underlying common stock on the date of the grant. Had stock options been accounted for under the fair value method recommended by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss allocated to common shareholders would have been changed to the pro forma amounts indicated below:

                                                For the nine months ended,   For the three months ended
                                                      September 30,               September 30,
                                                     2004       2003             2004       2003
                                                   -------    -------          -------    -------
                                                     (in thousands except for per share amounts)
                                                                     (unaudited)
Net loss applicable to common
   shareholders as reported ....................   $(6,188)   $(9,235)         $(1,949)   $(4,178)
Deduct: Total stock-based compensation
   expense determined under the fair value based
   method for all awards, net of related taxes .      (137)        33               34        (16)
                                                   -------    -------          -------    -------
Pro forma net loss applicable to
   common shareholders .........................   $(6,325)   $(9,202)         $(1,915)   $(4,194)
                                                   =======    =======          =======    =======

Basic loss per share applicable to common
   shareholders - as reported ..................   $  (.09)   $  (.23)         $  (.02)   $  (.11)
                                                   =======    =======          =======    =======
Basic loss per share applicable to
   common shareholders - pro forma .............   $  (.09)   $  (.23)         $  (.02)   $  (.11)
                                                              =======          =======    =======

      The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.89% and 6% for the September 30, 2004 and 2003 periods, respectively, volatility factors of the expected market price of the Company's common stock of 151% and 90%, respectively, and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the options or restricted shares.

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

      A summary of the Company's stock option activity and related information follows:

                                                               Weighted Average
                                                    Options      Exercise Price
                                                    -------    ----------------

Outstanding at January 1, 2003 ...                 3,507,517
Granted ..........................                   600,000       $0.3144
Forfeited - assumed in acquisition                   (17,035)      $4.9169
Forfeited ........................                  (595,834)      $0.9385
                                                   ---------
Outstanding at December 31, 2003 .                 3,494,648
Granted ..........................                 2,500,000       $0.1540
Expired or Forfeited .............                  (901,921)      $1.0937
                                                   ---------
Outstanding at September 30, 2004                  5,092,727
                                                   =========
Exercisable at September 30, 2004                  3,382,727       $0.9282
                                                   =========

Note 10. Subsequent Events

      Common Stock Issuance

      In October 2004, MDI offered common stock to accredited investors in exchange for cash. As of October 31, 2004, the Company had received $285,000 and was obligated to issue 4,071,429 shares of restricted common stock in connection with such offering.

Common Stock Equity Exchange Investment

         In October 2004, MDI entered into a stock purchase agreement with Seaside Investments Plc, a private investment company, for the purchase by Seaside of 11,000,000 shares of MDI's restricted common stock in exchange for registered shares of the investment company.

         Seaside is a newly formed London-based company established to invest in U.S. "micro cap" companies with long-term growth potential. The company has agreed to apply for its shares to be admitted for trading on the London Stock Exchange as an investment trust, and the closing of this transaction is subject to certain contingencies, including approval of such listing. In the event Seaside's shares are not listed on the London Stock Exchange before the agreed deadline, the Company is not obligated to close and will be returned its shares of common stock, which have been conditionally issued and are being held in escrow pending closing.

         Seaside has entered into a "lock-up" agreement with MDI pursuant to which it has agreed not to trade the MDI shares it receives upon consummation of this transaction for a period of one year from the closing date. In full payment for the shares of MDI, Seaside will issue to MDI shares of the investment company valued at the purchase price of the MDI shares divided by the conversion rate of the British Pound Sterling to purchase U.S. Dollars (subject to the downside price protection described below), with each Seaside share having a value of One Pound Sterling. The Company, upon issuance of such Seaside shares, may thereafter sell such shares at a monthly rate of up to 10% of the total number of shares issued, with any unused portion of allotted shares for a month carried over to the next month.

         Thirty percent of the Seaside shares will be held in escrow for one year following their issuance pursuant to an escrow agreement entered into by the parties. In the event the per share market price of MDI's common stock at the one year anniversary of the closing is less than the per share value of the Company stock at the time of the closing, Seaside shall be entitled to receive out of escrow a percentage of the shares equal to the percentage of such decline. The remaining shares held in escrow will be released to MDI. The parties also entered into a registration rights agreement pursuant to which the Company is obligated to file a registration statement for the resale of its shares with the SEC within eight months of the date of the agreement, subject to certain conditions.

         The President and Chief Executive officer of MDI, Denis M. O'Donnell, M.D., was a Managing Director of Seaside Advisors, LLC, an investment advisor to Seaside Partners, L.P., a private equity limited partnership, from 1997 until 2003. William Ritger, a principal at Seaside Investments PLC, was also a Managing Director of Seaside Advisors, LLC.

         Strategic Alliance

         In October 2004, the Company entered into a strategic alliance with the biotechnology division of a Fortune 500 healthcare company. The alliance calls for the manufacture and distribution of MDI's Automated Image Proteomic System
(AIPS). In addition, the two companies will collaborate and develop proprietary antibodies to be used in the MDI proteomic cell-based assay systems, the first of which is the CVX cervical screening system.

         Under the terms of the five-year agreement, the division will manufacture the MDI-designed AIPS hardware and then distribute these systems through its international sales organization. The complementary image analysis software, running on the AIPS platform, was developed by MDI for the CVX system.

         MonoGen Settlement

         In October 2004, the Company and AccuMed entered into a settlement agreement with MonoGen, Inc. relating to an arbitration proceeding brought by MonoGen against the Company and its subsidiaries, AccuMed and Oncometrics relating to certain license and related agreements among the parties. The settlement agreement requires certain payments to be made by the Company and AccuMed under a joint unsecured installment promissory note, the assignment of certain patents, patent applications, copyrights, trademarks and other intellectual property rights and certain FDA clearances, and the delivery of ten AcCell units and spare parts. For a full discussion of the settlement, see Note 11 - Legal Proceedings.

Note 11. Legal Proceedings

         Garrett Realty. Prior to MDI's acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for premises located at 900 and 920 N. Franklin in Chicago, Illinois (Circuit Court of Cook County (Case No. 01 M1 725821)). Garrett originally claimed amounts due of approximately $50,000. Following completion of MDI's acquisition of AccuMed, management vacated AccuMed's leased facility and consolidated its operations into MDI's headquarters facility. However, Garrett continued to claim ongoing rent and amended its complaint in 2002 claiming approximately $148,000 in unpaid rent and related legal costs through July 2002. On July 18, 2002, judgment was entered in favor of Garrett and against AccuMed in the amount of approximately $157,000. On December 20, 2002, pursuant to a court order, Garrett seized approximately $12,500 from an MDI bank account as a partial payment against the judgment amount. The unpaid remainder of the judgment, approximately $136,000 including interest, will continue to accrue interest until paid in full. Since AccuMed had a continuing obligation for the minimum lease payments, MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments. MDI is contesting the right of Garrett to pursue collection of the judgment against the assets of MDI. Management believes that the amount of the accrued lease obligation recorded as of December 31, 2003 is sufficient to cover any remaining expenses of this litigation and the related judgment. During the first quarter of 2004, MDI reached a preliminary settlement on the outstanding judgment, which required six monthly payments of $13,724 each. MDI has made the first four required monthly payments. MDI also agreed to issue 275,000 shares of its common stock as part of the final settlement. The parties are currently at an impasse concerning a dispute over the transfer of MDI shares, but it is expected that this will be worked out amicably.

         Monsun. On January 9, 2003, Monsun, AS ("Monsun") filed suit against Peter Gombrich, our Chairman and former CEO (United States District Court for the Northern District of Illinois Eastern Division (Case No. 03 C 0184)), claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich in relation to Monsun's grant of an extension in the maturity date of a convertible promissory note in the principal amount of $500,000 issued by MDI on November 1, 2000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the maturity date extensions in exchange for various warrants issued by MDI entitling the holder to purchase shares of common stock at various prices. In November 2002, the Board of Directors approved the issuance of 200,000 shares of common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of our common stock; however, in order to comply with securities laws, MDI issued the shares of common stock to Monsun with a restrictive legend, which permits their sale only in compliance with Rule 144 of the Securities Act of 1933, as amended. MDI recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2003 as a note payable on its records. In March 2004, Monsun obtained a judgment against Mr. Gombrich; $735,199 of that judgment remains unsatisfied. In addition, Monsun has obtained a second judgment against Mr. Gombrich in the amount of $438,419 for attorney fees and costs incurred in enforcing the guaranty agreement. Since Mr. Gombrich's liability under the suit, including the failure to deliver registered shares of our common stock, is the result of the failure of MDI to pay the principal amount of its convertible promissory note when due, the Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs.

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

         Effective as of October 14, 2004, the parties to the arbitration settled most of the claims brought in that proceeding by virtue of a Settlement Agreement that provided for the Company and AccuMed to, among other things, transfer certain patents, patent applications and other intellectual property rights, as well as certain identified AcCell units and spare parts, to MonoGen, and to simultaneously issue to MonoGen a joint unsecured installment promissory note in the principal amount of $305,000 (the "MonoGen Note"). The MonoGen Note called for an initial payment of $25,000 to be made by the Company and AccuMed to MonoGen on November 1, 2004, with subsequent monthly payments of $10,000 each to be made until the full principal balance has been paid. The Settlement Agreement also provided for the termination of the License Agreements and the Technology Agreement, but reserved all rights of the parties in regard to any matters that may continue to be disputed among them and the British Columbia Cancer Agency ("BCCA") arising out of, or related to, the License Agreement between Oncometrics Imaging Corp. and MonoGen.

         Inasmuch as the AcCell units and spare parts were not transferred to MonoGen within the time period prescribed in the Settlement Agreement, and because the initial $25,000 payment to be made under the MonoGen Note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed. If the defaults asserted in the latter notice are not timely cured, there are a number of remedies that may be available to MonoGen under the provisions of the Settlement Agreement and the MonoGen Note, one of which is the possibility that the full principal amount of the MonoGen Note may be accelerated and declared immediately due and payable.
         Employee Wage and Compensation Claims. On February 18, 2004, current and former employees Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee filed suit against MDI and one of its officers in the Circuit Court of Cook County, Illinois (04 L 1941). These individuals are seeking to recover wages and other compensation allegedly due them. Mr. Kussworm seeks approximately $68,600, Ms. Kawaguchi seeks approximately $37,200, and Ms. Keesee seeks approximately $124,800; all amounts exclude interest, court costs, and attorney fees. MDI and these plaintiffs agreed to settlement terms, but MDI recently defaulted on the settlement agreement and plaintiffs are now continuing with the litigation.

         Ungaretti & Harris. On May 31, 2004, the law firm Ungaretti & Harris filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. Ungaretti & Harris is seeking to collect approximately $182,000, plus interest, attorney fees, and court costs. During the third quarter of 2004, Ungaretti & Harris filed a motion for summary judgment.

         The Lash Group, Inc. On June 10, 2004, The Lash Group, Inc., a healthcare consulting firm, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Mecklenburg County, North Carolina (04 CVS 10367). The Lash Group seeks approximately $94,000, plus interest, attorney fees, and court costs, for the alleged breach of a promissory note. The parties are currently attempting to resolve this dispute through settlement negotiations.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Forward-Looking Statements

         Certain statements contained in this discussion and analysis that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," or similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, or possible future actions by us are also forward-looking statements.

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

         The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider availability and cost-effective service delivery. We are developing an initial series of products to address these criteria including sample collection devices, chemical and biological tests, and analysis instruments and related software.

         Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

         The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first nine months of 2004, MDI raised $4,236,000 and $275,000 through the sale of convertible debt and common stock, respectively. Management's plans include substantial efforts to obtain additional capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be required to curtail its product development and other activities and may be forced to cease operations.

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

Results of Operations

         The following discussion and analysis should be read in conjunction with our consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and Management's Discussion and Analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2004 and June 30, 2004.

         Three Months Ended September 30, 2004 as compared to Three Months Ended September 30, 2003

Revenue

         Revenue of $41,000 for the three months ended September 30, 2004 represented a decrease of $18,000 or 30.5% over revenue of $59,000 for the same period in 2003. This decrease was primarily the result of $17,000 in deferred revenue recorded during 2003 from a previous maintenance fee agreement

Costs and Expenses

         Cost of Goods Sold

         Cost of goods sold for the three months ended September 30, 2004 was zero, a decrease of $2,000 or 100% over the same period in 2003.

         Research and Development

         We devote a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

         R&D expenses increased $119,000 to $231,000 for the three-month period ended September 30, 2004, an increase of 106.3% over the comparable period in 2003. This increase was the result of planning and preparation for the clinical trial for the Company's biochemical assay that is applied to a sample in order to identify abnormal cells. Management expects to proceed with the trial as soon as practicable after receipt of appropriate financing. This assay, in conjunction with the Company's proprietary automated microscopy instrument and custom-designed image analysis software, as well as the previously approved FDA sample collection device, comprise the InPath System of products.

         R&D expenses typically consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts began during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; instrumentation, disposables, clinical consumables, clinical supplies and regulatory costs to develop clinical trial reference laboratories and to recruit and test patients in support of our various FDA clinical trials; and payroll-related costs for in-house engineering, scientific, laboratory, software development and research management staff.

         Selling, General and Administrative

         Selling, general and administrative expenses ("SG&A") decreased $1,213,000 to $1,204,000 for the three-month period ended September 30, 2004, a decrease of 50.2% over the period ended September 30, 2003. Decreases in expenses included $1,254,000 in financing costs, $65,000 in legal and professional fees, $135,000 in investor relations, and $196,000 in other general and administrative costs for the period. This decrease was offset by an increase in expenses of $438,000 relating to a legal judgment awarded to Monsun in a case against Mr. Gombrich with respect to his personal guaranty of a Company note payable. The Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. (See
Note 11 - Legal Proceedings for a discussion of the case.)

         Significant components of SG&A are compensation costs for executive, sales and administrative personnel; financing costs; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; and amortization/depreciation charges.

Other Income and Expense

         Interest Expense

         Interest expense, including interest expense to related parties, decreased $930,000 for the quarter ended September 30, 2004 to $411,000, a decrease of 69.4% over the quarter ended September 30, 2003. Bridge I, II, III, IV, and related party convertible promissory notes in principal amounts totaled $6,386,000 and $6,593,000 for the periods ended September 30, 2004 and 2003, respectively. The $930,000 decrease related primarily to the amortization of debt discount arising from the beneficial conversion feature of such notes. The amortized debt discount amount decreased due to an increase in the duration of the new Bridge III and IV notes issued during the three-month period ended September 30, 2004 in relation to the shorter maturity periods of the Bridge I and II notes issued during the three-month period ended September 30, 2003.

         Restructuring Settlements

         For the three months ended September 30, 2004, MDI recorded $88,000 as a gain from the settlement of various litigation and credit payment matters. For the same three-month period ended September 30, 2003, the Company did not record any restructuring settlement amounts.

Net Loss

         The net loss for the three-month period ended September 30, 2004 before preferred dividends totaled $1,717,000, compared with $ 3,817,000 for the same period in 2003, a decrease of $2,100,000 or 55.0%. The decrease was primarily the result of reduced operating capacity due to capital and liquidity constraints as well as a reduction in interest expense. In addition, cumulative dividends on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $232,000 for the quarter ended September 30, 2004, compared with $361,000 for the same period in 2003. The combined net loss applicable to common stockholders for the three months ended September 30, 2004 of $1,949,000 or $0.02 per share, on 83,374,666 weighted average common shares outstanding, compared with the net loss and net loss available to common stockholders for the three-month period ended September 30, 2003 of $4,178,000 or $0.11 per share, on 38,858,622 weighted average common shares outstanding.

         The weighted average shares outstanding during the three months ended September 30, 2004 include the shares issued or issuable upon conversion of Series E convertible preferred stock during the period, and the conversion of Bridge II convertible promissory notes. The Bridge II note conversions resulted in the issuance of an aggregate 419,159 shares of common stock; the Series E convertible preferred stock conversions resulted in the issuance of an aggregate 6,363 shares of common stock during the period.

         Nine Months Ended September 30, 2004 as compared to Nine Months Ended September 30, 2003

Revenues

         Revenues for the nine months ended September 30, 2004 decreased $96,000, or 33.0%, to $195,000 from revenues of $291,000 for the same period in 2003. This decrease primarily was the result of decreases in the sales of AccuMed-related products and services. Revenues and related costs and expenses have been adjusted to reflect the liquidation of MDI's French subsidiary, Samba, and its reclassification as a discontinued operation.

Costs and Expenses

         Cost of Goods Sold

         Cost of goods sold for the nine months ended September 30, 2004 was $25,000, a decrease of $66,000 or 72.5% over the same period in 2003. The cost of goods sold amount for the nine months ended September 30, 2004 is related to the shipment of the two automated microscopy systems during such period. The overall decrease was due to the receipt of royalty-related income only for the period based on an AccuMed system under a license agreement.

         Research and Development

         As noted above, we devote a substantial amount of our resources to R&D related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

         R&D expenses increased $338,000 to $716,000 for the nine-month period ended September 30, 2004, an increase of 89.4% over the comparable period in 2003. This increase was the result of planning and preparation for the upcoming clinical trial for the Company's biochemical assay that is applied to a sample in order to identify abnormal cells. Management expects to proceed with the trial as soon as practicable after receipt of appropriate financing. This assay, in conjunction with the Company's proprietary automated microscopy instrument and custom-designed image analysis software, as well as the previously approved FDA sample collection device, comprise the InPath System of products.

         Selling, General and Administrative

         SG&A decreased $950,000 for the nine months ended September 30, 2004 to $4,274,000, a decrease of 18.2% over the same period ended September 30, 2003. Decreases in expenses included $982,000 in financing costs, $263,000 in investor relations and $262,000 in other general and administrative costs, offset by an increase of $119,000 in legal and professional fees for the period. This decrease in SG&A was also offset by an increase in expenses of $438,000 relating to a legal judgment awarded to Monsun in a case against Mr. Gombrich with respect to his personal guaranty of a Company note payable. The Board of Directors has agreed that MDI will assume responsibility for Mr. Gombrich's obligations under the guaranty, including legal costs. (See Note 11 - Legal Proceedings for a discussion of the case.)

Other Income and Expense

         Interest Expense

         Interest expense, including interest expense to related parties, decreased $1,034,000 for the nine-month period ended September 30, 2004 to $1,596,000, a decrease of 39.3% over the same period of 2003. Bridge I, II, III, IV, and related party convertible promissory notes in principal amounts totaled $6,386,000 and $6,593,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. The change included an increase in interest expense of $200,000 related to the increase in the notes and a decrease of $1,234,000 related to the amortization of debt discount arising from the beneficial conversion feature of the notes. The amortized debt discount amount decreased due to an increase in the duration of the new Bridge III and IV notes issued during the period ended September 30, 2004 in relation to the shorter maturity periods of the Bridge I and II notes issued during the period ended September 30, 2003.

         Restructuring Settlements

         For the nine months ended September 30, 2004, MDI recorded $921,000 as a gain from the settlement of various litigation and credit payment matters. For the same nine-month period ended September 30, 2003, the Company did not record any restructuring settlement amounts.

Net Loss

         The net loss for the nine-month period ended September 30, 2004 before preferred dividends totaled $5,386,000 compared with $8,122,000 for the same period in 2003, a decrease of $2,736,000 or 33.7%. The decrease was primarily the result of reduced operating capacity due to capital and liquidity constraints. In addition, cumulative dividends on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $802,000 for the nine-month period ended September 30, 2004, compared with $1,113,000 for the same period in 2003. The combined net loss applicable to common stockholders for the nine months ended September 30, 2004 of $6,188,000 or $0.09 per share, on 71,054,095 weighted average common shares outstanding, compared with the net loss and net loss available to common stockholders for the nine-month period ended September 30, 2003 of $9,235,000 or $0.23 per share, on 40,191,128 weighted average common shares outstanding.

         The weighted average shares outstanding during the nine months ended September 30, 2004 include the shares issued or issuable upon conversion of Series B, Series C, and Series E convertible preferred stock during the period, and the conversion of Bridge I and Bridge II convertible promissory notes. The Bridge I and II note conversions resulted in the issuance of an aggregate 26,818,470 shares of common stock; the Series B, C and E convertible preferred stock conversions resulted in the issuance of an aggregate 8,813,734 shares of common stock.

Liquidity and Capital Resources

         Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. In addition, the company is going through a restructuring process and is working with its vendors and creditors to settle outstanding indebtedness. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $3,543,000 and $2,780,000 for the first nine months ended September 30, 2004 and 2003, respectively, to support our operating activities.

         As of the nine months ended September 30, 2004, we had cash on hand of $2,000, an increase of $2,000 over cash on hand at December 31, 2003 of zero. This increase resulted from the receipt of common stock investment funds received during the period, as discussed herein and in the Notes to the Financial Statements included herewith.

         In August 2004, MDI offered common stock to accredited investors in exchange for cash. Through September 30, 2004, the Company had received $275,000 and had issued 2,750,000 shares of restricted common stock. In October 2004, MDI offered common stock to accredited investors in exchange for cash. The Company received $285,000 and is obligated to issue 4,071,429 shares of restricted common stock in connection with such offering.

         We incurred approximately $187,000 in capital expenditures during the first nine months of 2004 as compared to capital expenditures of $18,000 for the first nine months of 2003, an increase of 938.9%. The increase was due to expenditures for design and tooling costs incurred for the e2 collector and the Automated Image Proteomic System (AIPS). Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and a useful life in excess of one year. MDI is striving to keep capital expenditures to a minimum due to capital and liquidity constraints.

         Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. Management can give no assurances that funding will be available to the company on terms acceptable to the company, or at all, particularly in light of MDI's current financial condition. In addition, the Company cannot rely on internal sources of liquidity given the current cash flow from operations. We have incurred significant operating losses since inception and expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products, as well as fund operations, including the satisfaction of accounts payable and repayment of debt. As a result of capital and liquidity constraints, we significantly reduced our staff and all other operating expenditures during 2003 and through September 30, 2004.

         These circumstances raise substantial doubt about our ability to continue as a going concern. As noted above, there can be no assurance that we will be able to obtain additional capital or generate revenues to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research and development, clinical trials and other activities, and may be forced to cease operations.

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

Part II. Other Information

Item 1.  Legal Proceedings

         See Note 11 - Legal Proceedings for a discussion of the most recent events regarding the Company's pending and threatened legal proceedings.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

Issuance of Securities

         Common Stock. In August 2004, MDI offered common stock to accredited investors in exchange for cash. The Company received $275,000 and issued 2,750,000 shares of restricted common stock.

         In August 2004, MDI issued 924,333 shares of common stock in exchange for services to a non-employee professional services firm for past services. MDI calculated a fair value of $92,433 for these shares based on the value of the shares on the date of issuance and recorded the amount as satisfaction of the vendor's accounts payable balance as of September 30, 2004.

         In August 2004, MDI issued 1,200,000 shares of common stock in exchange for services to a non-employee financial consultant for future services. MDI calculated a fair value of $120,000 for these shares based on the value of the shares on the date of issuance and is amortizing the amount over the remainder of the service contract.

         In September 2004, MDI issued 572,748 shares of common stock to a non-employee service vendor in lieu of payment for unpaid invoices. MDI calculated a fair value of $57,275 for these shares based on the market value of the shares on the date of issuance and recorded the amount as satisfaction of the vendor's accounts payable balance as of September 30, 2004 based on a settlement agreement.

         In September 2004, MDI issued 275,000 shares of common stock to a non-employee financial consultant for past financial services. MDI calculated a fair value of $27,500 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of September 30, 2004.

         In September 2004, MDI issued 250,000 shares of common stock to a non-employee professional services firm for past investor relations services. MDI calculated a fair value of $25,000 for these shares based on the value of the shares on the date of the issuance and recorded the amount as an administrative expense as of September 30, 2004.

         Warrants. In August 2004, MDI issued warrants to purchase 500,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee consultant for past services. MDI valued the warrants at $45,000 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         In September 2004, MDI issued warrants to purchase an aggregate 200,000 shares of common stock of the Company with an exercise price of $0.10 per share to a non-employee professional services firm for past investor relations services. MDI valued the warrants at $18,400 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         In September 2004, MDI issued warrants to purchase 20,000 shares of common stock of the Company with an exercise price of $0.20 per share to a non-employee consultant for past services. MDI valued the warrants at $1,780 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

         In September 2004, MDI issued warrants to purchase 25,000 shares of common stock of the Company with an exercise price of $0.20 per share to a non-employee service vendor in lieu of payment for unpaid services. MDI valued the warrants at $2,250 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         Each of the above warrants expires five years from the date of issuance and is exercisable immediately upon issuance. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws. The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.

Repayment of Note

         Suzanne Gombrich Note. On April 2, 2004, the $1,000,000 Convertible Promissory Note due to Suzanne M. Gombrich was paid in full and her first priority security interest in all the Company's assets was released. As of April 2, 2004, the Company repaid $936,114 of principal and accrued interest of $126,114 on such note. In addition, Mrs. Gombrich agreed to convert the remaining $190,000 into 1,900,000 shares of common stock of the Company, which shares were issued on August 31, 2004 subsequent to stockholder approval of an increase in the number of authorized shares of common stock of the Company.

Conversions

         Three Months Ended September 30, 2004

         Bridge II. During the three months ended September 30, 2004, holders of an aggregate $55,000 principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of $7,900 into 419,159 shares of unregistered common stock of the Company.

         Preferred Series E. During the three months ended September 30, 2004, holders of Series E Convertible Preferred Stock elected to convert 184 preferred shares including cumulative dividends into 6,363 shares of unregistered common stock.

         Nine Months Ended September 30, 2004

         Bridge I. During the nine months ended September 30, 2004, holders of an aggregate $1,225,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of $155,000 into 9,199,228 shares of unregistered common stock of the Company.

         Bridge II. During the nine months ended September 30, 2004, holders of an aggregate $2,146,000 principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of $251,000 into 17,619,242 shares of unregistered common stock of the Company. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into 2,113,987 shares of unregistered common stock.

         Preferred Stock. During the first nine months of 2004, several holders converted an aggregate 422,250 share of Series B convertible preferred stock, including cumulative dividends due thereon, into 2,211,401 shares of unregistered common stock.

         During the first nine months of 2004, several holders converted an aggregate 930,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 5,703,816 shares of common stock.

         During the first nine months of 2004, several holders converted an aggregate 26,123 shares of Series E convertible preferred stock, including cumulative dividends due thereon, into 898,517 shares of common stock.

         MDI issues securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to MDI's SEC filings.

         See also Note 6 - Notes Payable - Related Parties, Note 7 - Notes Payable, Note 8 - Stockholders' Equity, and Note 10 - Subsequent Events for a fuller description of the Company's securities and related events that occurred prior and subsequent to the quarter ended September 30, 2004, including the Company's conditional issuance of shares of common stock in connection with the Seaside equity exchange investment.

Item 3.  Defaults upon Senior Securities

         MDI has failed to make the required principal and interest payments, constituting events of default, on the following notes payable:

         o        $850,000 in Bridge I convertible promissory notes;

         o        $1,300,000 in Bridge II convertible promissory notes;

         o        $744,000 Monsun AS convertible promissory note;

         o        $148,932 Ungaretti & Harris secured promissory note;

         o        $30,800 Ernst & Young promissory note; and

         o        $21,000 Ventana Medical Systems, Inc. promissory note.

         The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun AS convertible promissory note and the note payable to Ungaretti & Harris, which are the subject of legal actions described under Part II Item 1 above and Note 11 - Legal Proceedings in the Notes to the Consolidated Financial Statements included herewith, MDI has not received any written declarations of default from holders of outstanding notes payable.

Item 4.  Submission of Matters to Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on July 29, 2004, the following proposals were adopted by the votes specified below:

1. To elect the following nominees to serve on the Board of Directors until the next annual meeting of stockholders and until their successors are elected and qualified:

                                                       FOR             WITHHELD
             Denis M. O'Donnell, M.D.               47,988,110          165,915
             Peter P. Gombrich                      35,317,752        12,836,273
             Alexander M. Milley                    47,479,708          674,317
             John H. Abeles, M.D.                   47,993,473          160,552

2. To approve an amendment to the Company's Certificate of Incorporation (as amended to date) to increase the number of authorized shares of Common Stock ($.001 par value) of the Company by 200,000,000 shares from 100,000,000 to 300,000,000 shares.

                         FOR          AGAINST      ABSTAIN
                         ---          -------      -------
                      47,382,892      686,148      84,985

3. To approve an amendment to the Company's 1999 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Plan from 5,500,000 to 20,000,000 shares.

              FOR            AGAINST        ABSTAIN          BROKER NON-VOTES
              ---            -------        -------          ----------------
           27,861,896       1,763,559       199,327             18,329,243

4. To ratify the appointment of Altschuler, Melvoin and Glasser LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.

                         FOR          AGAINST      ABSTAIN
                         ---          -------      -------
                      47,594,543      56,015       503,467

Item 5.  Other Information

         None

Item 6.  Exhibits

         See the Exhibit Index.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Molecular Diagnostics, Inc.

                                       /s/ Denis M. O'Donnell, M.D.
                                           -----------------------------
                                           Denis M. O'Donnell, M.D.
                                           Chief Executive Officer and
                                             President

                                       /s/ Dennis L. Bergquist
                                           -----------------------------
                                           Dennis L. Bergquist
                                           Chief Financial Officer

Date:    November 15, 2004

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

3.1 Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on August 6, 2004. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB filed on August 16, 2004.)

4.1 Common stock purchase warrant issued to consultant on August 26, 2004 representing the right to purchase 500,000 shares of common stock of the Company.

4.2 Common stock purchase warrant issued to consultant on September 15, 2004 representing the right to purchase 192,000 shares of common stock of the Company.

4.3 Common stock purchase warrant issued to consultant on September 15, 2004 representing the right to purchase 8,000 shares of common stock of the Company.

4.4 Common stock purchase warrant issued to consultant on September 15, 2004 representing the right to purchase 25,000 shares of common stock of the Company.

4.5 Common stock purchase warrant issued to a vendor on September 15, 2004 representing the right to purchase 20,000 shares of common stock of the Company.

4.6               Form of Subscription Agreement for the August 2004 Common
                  Stock offering.

4.7 Stock Purchase Agreement, made as of October 5, 2004, between the Company and Seaside Investments Plc.

4.8 Escrow Agreement, dated as of October 5, 2004, by and between the Company, Gottbetter & Partners, LLP as escrow agent, and Seaside Investments Plc.

4.9 Registration Rights Agreement, dated as of October 5, 2004, by and between the Company. and Seaside Investments Plc.

10.1 Settlement Agreement, effective as of October 14, 2004, by and among the Company, AccuMed and MonoGen, Inc.

10.2 License Agreement, made as of October 14, 2004, by and between MonoGen, Inc., the Company and AccuMed.

31.1              Section 302 certification by principal executive officer.

31.2              Section 302 certification by principal financial officer.

32.1              Section 906 certification by principal executive officer.

32.2              Section 906 certification by principal financial officer.