Form 10KSB
period 2004-12-31
MOLECULAR DIAGNOSTICS INC
filed 2005-04-15
CIK 75439

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                      ------------    --------------

                          Commission file number 0-935

                                   ----------

                           Molecular Diagnostics, Inc.
                 (Name of small business issuer in its charter)

                 Delaware                                    36-4296006
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

414 N. Orleans St., Suite 502, Chicago, IL                      60610
 (Address of principal executive offices)                    (Zip Code)

                                 (312) 222-9550
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
       None                                        Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this report, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The Company's revenues for the fiscal year ended December 31, 2004 were $243,000.

         The aggregate market value of the common stock held by non-affiliates of the Company as of March 31, 2005 was $8,190,640, based upon the closing price of shares of the Company's common stock, $0.001 par value per share, of $0.075 as reported on the Over-the-Counter Bulletin Board on such date.

         The number of shares of common stock outstanding as of March 31, 2005 was 109,208,538.

                       Documents Incorporated By Reference

Portions of the Registrant's Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2004 in connection with the Registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                           MOLECULAR DIAGNOSTICS, INC.
                          Annual Report on Form 10-KSB
                                December 31, 2004

                                TABLE OF CONTENTS

PART I

                                                                                                                      Page
                                                                                                                      ----
Item 1.      Description of Business
             Overview ........................................................................................          1
             Recent Developments..............................................................................          1
                  Common Stock Financing......................................................................          2
                  Resignation of Director and Officer.........................................................          2
                  Litigation Settlements......................................................................          2
                  Satisfaction of Delinquent Payroll Tax Liabilities..........................................          2
                  Short-term Liquidity Problems...............................................................          2
                  Plan to Restructure Outstanding Liabilities.................................................          2
                  Authorized Shares of Common Stock...........................................................          2
                  Insurance...................................................................................          3
             Information About Industry Segments..............................................................          3
             Description of Business..........................................................................          3
                  Products....................................................................................          3
                      InPath System...........................................................................          3
                      Samba Software Products and Services....................................................          4
                      Automated Microscopy Instruments........................................................          4
                           AcCell.............................................................................          4
                           AIPS...............................................................................          4
                  Markets and Distribution....................................................................          5
                  Government Regulation, Clinical Studies and Regulatory Strategy.............................          5
                  Competition.................................................................................          8
                  Operations..................................................................................          9
                  Intellectual Property.......................................................................          9
                  Research and Development....................................................................         11
                  Component and Raw Materials.................................................................         11
                  Working Capital Practices...................................................................         11
                  Employees...................................................................................         12
             Financial Information About Foreign and Domestic Operations and Export Sales.....................         12
             Risk Factors.....................................................................................         12
Item 2.      Description of Property..........................................................................         16
Item 3.      Legal Proceedings................................................................................         16
Item 4.      Submission of Matters to a Vote of Security Holders..............................................         19

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters; Purchases of Equity Securities
             by the Small Business Issuer and Affiliated Purchasers...........................................         20
             Market Information...............................................................................         20
             Holders  ........................................................................................         20
             Dividends........................................................................................         20
             Stock Transfer Agent.............................................................................         21
             Securities Authorized for Issuance under Equity Compensation Plans...............................         21
             Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities...........         22
Item 6.      Management's Discussion and Analysis or Plan of Operations.......................................         26

             Forward-Looking Statements.......................................................................         26
             Overview ........................................................................................         26
             Critical Accounting Policies and Significant Judgments and Estimates.............................         27
             Results of Operations............................................................................         27
                  Revenue.....................................................................................         27
                  Costs and Expenses..........................................................................         28
                      Cost of Goods Sold......................................................................         28
                      Research and Development................................................................         28
                      Selling, General and Administrative.....................................................         28
                      Impairment Loss.........................................................................         29
                      Other Income and Expense................................................................         29
                           Interest Income....................................................................         29
                           Interest Expense...................................................................         29
                           Restructuring Settlements..........................................................         30
                           Loss on Litigation Settlements.....................................................         30
                           Other Income and Expense, Net......................................................         30
                  Discontinued Operations.....................................................................         30
                  Net Loss....................................................................................         30
             Liquidity and Capital Resources..................................................................         31
             Off-Balance Sheets Arrangements..................................................................         31
Item 7.      Financial Statements.............................................................................         31
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............         32
             Resignation of Auditors..........................................................................         32
             Engagement of New Auditors.......................................................................         32
Item 8A.     Controls and Procedures..........................................................................         32
Item 8B.     Other Information................................................................................         33

PART III
Item 9.      Directors and Executive Officers of the Registrant...............................................         33
Item 10.     Executive Compensation...........................................................................         34
Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................................................         34
Item 12.     Certain Relationships and Related Transactions...................................................         34
Item 13.     Exhibits ........................................................................................         34
Item 14.     Principal Accountant Fees and Services...........................................................         41

Signatures            ........................................................................................         42

Index to Financial Statements
Reports of Independent Registered Public Accounting Firm......................................................        F-1
Consolidated Balance Sheets at December 31, 2004 and 2003.....................................................        F-3
Consolidated Statements of Operations for the two years ended December 31, 2004 and 2003......................        F-4
Consolidated Statements of Cash Flows for the two years ended December 31, 2004 and 2003......................        F-5
Consolidated Statement of Stockholder's Equity (Deficit) for the two years ended December 31, 2004 and 2003...        F-6

Notes to Consolidated Financial Statements....................................................................        F-8

                                     PART I

Item 1.           Description of Business

Overview

         Molecular Diagnostics, Inc. ("MDI" or the "Company") is a biomolecular diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. MDI is currently focused on the design and development of a fully-automated, objective analysis and diagnostic system for cervical cancer screening that can be used at the point of service.

         MDI was incorporated in Delaware in December 1998 as the successor to Bell National Corporation, a company incorporated in California in 1958. In December 1998, Bell National, which was then a shell corporation without any business activity, acquired InPath, LLC, a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, the acquisition was treated as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for Securities and Exchange Commission filing purposes.

         Bell National merged into Ampersand Medical Corporation ("Ampersand"), its wholly-owned subsidiary, in May 1999 in order to change the state of incorporation of the company to Delaware. In January 1999, we purchased all of the assets of Samba Technologies, SARL ("Samba"), based in France, from Unilog Regions, S.A. On December 20, 2002, Samba was placed under the protection of the French Commercial Court in a bankruptcy proceeding. On December 19, 2003,
Samba's assets were sold by the French Commercial Court in a bankruptcy liquidation sale. As a result of this sale, MDI lost all rights and title to the assets of Samba, including Samba's software. We have classified Samba's operations as discontinued in our financial statements for the fiscal year ended December 31, 2003.

         In September 2001, we acquired 100% of the outstanding stock of AccuMed International, Inc. ("AccuMed") by means of a merger of AccuMed into our wholly-owned subsidiary. Shortly after the AccuMed merger we changed our corporate name to Molecular Diagnostics, Inc. The name change was effected by the merger of our wholly-owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand. In October 2001, we became a minority owner of Cell Solutions, LLC, a Virginia limited liability company, although we surrendered all ownership interest in that company based on a settlement agreement entered into in February 2004. Except where the context otherwise requires, "MDI," the "Company," "we" and "our" refers to Molecular Diagnostics, Inc. and our subsidiaries and predecessors.

         MDI is currently focused on the design, development and marketing of its InPath(TM) System and related image analysis systems. The component products of the InPath System are intended to screen for, at the earliest possible stage, cancer and cancer-related diseases and may be used in a laboratory, clinic or doctor's office. We have designed and manufactured the AcCell(TM) computer-aided automated microscopy instrument and the AcCell Savant(TM), an instrument that includes an AcCell instrument and software and which collects quantitative cellular information used in support of a diagnostic process. These instruments have been sold to laboratories and medical diagnostic companies for use in the customers' proprietary applications, although based on a settlement entered into with MonoGen, Inc. in 2004, we have transferred certain patents and intellectual property rights for the AcCell instrument to MonoGen. MDI also entered into to a settlement agreement with Dr. Bruce Patterson and Invirion, Inc. over the validity of a certain technology license. MDI agreed to the termination and return of the license to Dr. Patterson and Invirion.

         The Company now is focused on marketing a new, fully-integrated workstation - the Automated Image Proteomic System or "AIPS(TM)" - based on updated technology. We expect that the new platform will be marketed through a distribution partner and, in certain instances, will be placed in a customers' facility on a fee-for-use basis. Nearly all of our reported revenue to date has been from the sale of AcCell products and services and from Samba's discontinued operations.

Recent Developments

         Common Stock Financing

         Beginning in December 2004, MDI began an offering of our common stock, $.001 par value, to accredited investors in exchange for cash. In connection with that offering, MDI granted each investor the right to receive a warrant to purchase our common stock at an exercise price of $0.10 per share, with the first $250,000 of investment in the offering to receive 50% warrant coverage and subsequent investors to receive 25% coverage. Through March 31, 2005, the Company had raised an aggregate $826,500 and issued 13,775,001 shares of restricted common stock and warrants to purchase 4,485,418 shares of common stock in such offering.

         Resignation of Director and Officer

         On March 4, 2005, Peter M. Gombrich resigned as Chairman of the Board and as a director of the Company. On March 16, 2005, Mr. Gombrich also resigned his position as Executive Vice President with the Company.

         Litigation Settlements

         During the first quarter of 2005, we successfully resolved several pending claims against the Company. In March, the Company and The Cleveland Clinic Foundation agreed in principle to terms of settlement relating to a lawsuit the Foundation had brought against MDI seeking approximately $315,000 for certain clinical trial work conducted on MDI's behalf in the Peoples Republic of China. A default judgment in the amount of $260,000 had been entered against MDI. Per the agreed settlement terms, MDI's last settlement payment is expected to be made in July 2005, at which point it is expected that the default judgment will be deemed fully satisfied.

         In January, MDI settled wage and related claims by three former employees, securing dismissal of the employees' lawsuit. Also in January, after a $195,500 judgment had been entered against MDI in a claim by former law firm Ungaretti & Harris LLP for unpaid fees, the parties entered into a settlement agreement to satisfy the judgment. Under the agreement, MDI's payments to Ungaretti & Harris are expected to conclude in 2006.

         For more information on these legal settlements and the underlying suits, see Item 3 - Legal Proceedings in this Annual Report on Form 10-KSB.

         Satisfaction of Delinquent Payroll Tax Liabilities

         MDI was delinquent in paying a portion of its federal and state employee and employer payroll taxes for 2003, 2002, and 2001. The delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004. The delinquent federal payroll taxes relating to 2001 were paid in full in January 2005.

         MDI is also delinquent in filing certain federal and state income tax returns for 2003 and 2002 and is working to complete and file such returns. The Company's delinquent federal and state income tax returns for 2001 were filed in March 2005.

         Short-term Liquidity Problems

         During the first quarter of fiscal 2005, MDI continued to experience severe liquidity problems and had insufficient cash on hand to effectively manage its business. During such period, the Company raised $576,500 from the issuance of common stock to accredited investors. MDI has continued to raise operating cash pursuant to the issuance of additional shares of restricted common stock, and our management is in the process of negotiating additional financing.

         Plan to Restructure Outstanding Liabilities

         The Company's management team is working to develop a restructuring proposal to provide our unsecured creditors a settlement plan, which is contingent on our ability to raise sufficient new capital.

         Authorized Shares of Common Stock

           Our Board of Directors has considered an increase in the number of authorized shares of our common stock from 300,000,000 shares to 375,000,000 shares in anticipation of raising capital through the issuance of new Company securities. Any ultimate Board-approved action requires a vote of our stockholders. The Board intends to place this issue on the agenda at the next annual meeting of our stockholders or at a special meeting to be called for this purpose. The failure to have a sufficient number of authorized shares available may limit the Company's ability to raise capital and/or constitute a breach of one or more of our agreements governing the issuance of such securities.

         Insurance

         Due to MDI's liquidity problems during 2004, the Company was unable to pay insurance premiums for policies covering directors' and officers' liability, public liability and property damage. These policies were all cancelled retroactive to October 29, 2002. MDI was issued workers employment compensation insurance coverage in 2004 for the policy year July 2004 through July 2005.

Information About Industry Segments

         We operate in one industry segment involving medical screening devices, diagnostics, and supplies. All of our operations during the reporting period were conducted and managed within this segment, with a single management team that reports directly to our President and Chief Executive Officer.

Description of Business

         MDI is a biomolecular diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. MDI is currently focused on the design, development and marketing of its InPath System and related image analysis systems. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor's office.

         The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed an FDA-approved sample collection device, and are developing chemical and biological tests and analysis instruments and related software.

         Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require significant additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

         Products

         The InPath(TM) System

         We are currently developing and testing a family of products for use in cancer screening and diagnosis. We call this family of products the InPath System. The core of the InPath System is a combination of protein antibodies-the Cocktail-CVX(TM) - that allows the system to detect and highlight abnormal cervical cells in a rapid and objective fashion. In the future, we intend to use different antibody combinations to detect and diagnose different types of cancer and other cancer-related diseases.

         The initial application of the InPath System is designed to enhance the current cervical cancer screening process performed in laboratories, commonly referred to as the Pap test. Our ultimate goal is to perform this screening test in less time, possibly at the point of service, either in a doctor's office, clinic or mobile medical vehicle. The InPath System includes the following components:

         o MDI's FDA-approved unique sample collection device, referred to as the e2 Collector(TM), consisting of a small disposable balloon, shaped to fit the cervix. The device is intended to replace the spatula and brush currently used to collect patient cytology samples.

         o The Cocktail-CVX(TM), a fully-automated biochemical assay that is applied to a sample to identify abnormal cells.

                      o In the laboratory version of the InPath System slide-based test, this biochemical assay is applied to sample cells released from a collection device into a liquid preservative and deposited on a glass slide.

         o An instrument that performs an automated analysis of a sample by means of an optical scan that detects the presence of multiple wavelengths of fluorescent light. This light is produced by fluorescent reporter tags, which are attached to certain components used in the Cocktail-CVX biochemical assay.

                      o In the laboratory version of the InPath System, our new fully-integrated workstation - the Automated Image Proteomic System or "AIPS" workstation - uses a camera to read the various wavelengths of light from the sample.

         o Custom-designed image analysis software that controls the automated instruments and analyzes the captured wavelengths of light.

         Samba Software Products and Services

         Samba, our former wholly-owned subsidiary, was operated under the control of the French Commercial Court beginning December 20, 2002. We were unable to raise sufficient capital during 2003 to provide funds to Samba to satisfy its obligations. On December 19, 2003, Samba's assets were sold by the French Commercial Court in a bankruptcy liquidation sale. As a result of this sale, MDI lost all rights and title to Samba's assets, including the Samba software. We have classified Samba's operations as discontinued in our financial statements for the fiscal year ended December 31, 2003.

         Automated Microscopy Instruments

                  AcCell(TM)

         In November 2001, Ventana Medical Systems, Inc. ("Ventana") agreed to purchase and distribute AcCell instruments with their image analysis software. The AcCell product is a computer-aided automated microscopy instrument designed to help medical specialists examine and diagnose specimens of human cells. During 2002, we agreed that Ventana would assume responsibility for manufacturing the AcCell 2500 instruments directly, rather than purchasing them from us. MDI subsequently elected not to develop the 2500 model and, in November 2003, MDI and Ventana entered into a settlement agreement providing for a non-exclusive, royalty-free license from MDI to Ventana to the source code for the AcCell 2500 for Ventana's internal use or in the creation of executable code for its customers. In addition, as part of the settlement, MDI agreed to provide two workstations valued at $49,500 and issued a promissory note for approximately $63,000 in return for forgiveness of approximately $375,000 of advances against future sales.

         In October 2004, MDI agreed to settle an arbitration proceeding instituted by MonoGen, Inc. ("MonoGen") against the Company through the transfer to MonoGen of certain patents, patent applications and other intellectual property rights relating to the AcCell technology as well as inventory and a unsecured installment note for $305,000. MonoGen granted MDI a non-exclusive license agreement for the use of the patent rights and technology as they relate to cervical and ovarian cancer in exchange for a three percent royalty on all gross sales of licensed products.

                  AIPS(TM)

         MDI  has  elected  to  proceed  with  the   development   of  its  new,
fully-integrated AIPS workstation . This product may be delivered with a variety of features including:

         o Robotic slide-feeding systems to load and unload multiple cassettes and slides to the image system;

         o Bar code readers to ensure proper identification of samples being analyzed;

         o        Unique image analysis software;

         o Electro-mechanical scanning stages to facilitate accurate slide screening;

         o        Automated cellular focusing on slides; and

         o Data management software to facilitate primary or secondary review of samples and report results into record-keeping systems.

         This workstation is a key tool of our research process, clinical trials, and the InPath System laboratory-based test.

         On November 1, 2004, the Company entered into a strategic alliance agreement with the biotechnology division of a Fortune 500 healthcare company. The alliance calls for the manufacture and distribution of MDI's AIPS workstation. In addition, the two companies will collaborate and develop proprietary antibodies to be used in the MDI proteomic cell-based assay systems, the first of which is the CVX cervical screening system.

         Under terms of the five-year agreement, MDI's strategic alliance partner will manufacture the MDI-designed AIPS hardware and then distribute these systems through its international sales organization. The terms of the agreement provide an exclusive right to market and distribute the AIPS system into the histology and immunohistochemistry markets and a co-exclusive right to market the products into markets other than MDI's exclusive market of cytology. The complementary image analysis software, running on the AIPS platform, was developed by MDI for the CVX system.

         MDI plans to sell and market these instruments exclusively into the cytology market to potential customers, original equipment manufacturer laboratories and into the diagnostics marketplace. The AIPS platform is currently a development stage product with design requirements complete and the prototype and software development in process.

         Markets and Distribution

         We do not plan to develop and train a large direct sales force to distribute and sell the InPath System. Our initial strategy is to market the laboratory version of the InPath System to participants in the principal market for the system - namely, major laboratory organizations in the United States. Once the InPath System has been successfully established in the laboratory market, our strategy is to form alliances with these laboratories and other medical products distribution companies and utilize their sales forces to broaden sales of the InPath System to other markets, including hospitals, clinics, managed care organizations and office-based physician groups.

         The cost of the Pap test outside of the United States varies widely from country to country. Outside of the United States, most healthcare services are provided by governmental organizations. Healthcare in many of these countries is managed by governmental agencies, often at the local level, making the precise number of tests performed difficult to validate. In developing countries where healthcare, especially cancer screening, may be minimal, non-profit organizations often supplement government health programs. We intend to distribute the InPath System worldwide pursuant to any statutory regulatory approvals we receive.

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

         Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a pre-market notification under Section 510(k) of the FD&C Act, commonly referred to as a "510(k) notification," or a pre-market approval application or "PMA". The process of obtaining FDA marketing clearance and approval from other applicable regulatory authorities is costly and there can be no guarantee that the process will be successful. The 510(k) notifications and PMAs typically require preliminary internal studies, field studies, and/or clinical trials, in addition to submission of other design and manufacturing documentation. We manage the regulatory process through the use of consultants and clinical research organizations.

         A 510(k) notification, among other things, requires an applicant to show that its products are "substantially equivalent" in terms of safety and effectiveness to an existing FDA-cleared predicate product. An applicant may only market a product submitted through a 510(k) notification after the FDA has issued a written notification determining the product has been found to be substantially equivalent. The Company's e2 Collector was approved for marketing by the FDA on May 31, 2002 under the 510(k) notification process.

         To obtain PMA approval for a device, an applicant must demonstrate, independent of other similar devices, that the device in question is safe and effective for its intended uses. A PMA must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature and design and manufacturing documentation to prove the safety and effectiveness of the device. The PMA process is substantially longer than the 510(k) notification process. During the review period, the FDA may conduct in-depth reviews of our clinical trial center documentation and our manufacturing facilities and processes or those of our strategic partners. In addition, the FDA may request additional information and clarifications and convene a medical advisory panel to assist in its determination.

         The FD&C Act generally bars advertising, promoting, or other marketing of medical devices that the FDA has not approved or cleared. Moreover, FDA enforcement policy strictly prohibits the promotion of known or approved medical devices for non-approved or "off-label" uses. In addition, the FDA may withdraw product clearances or approvals for failure to comply with regulatory standards.

         Our prospective foreign operations are also subject to government regulation, which varies from country to country. Many countries, directly or indirectly through reimbursement limitations, control the price of most healthcare products. Developing countries put restrictions on the importation of finished products, which may delay such importation. European directives establish the requirements for medical devices in the European Union. The specific directives are the Medical Device Directive (MDD 93/42/EEC) and the
In-Vitro Diagnostics Device Directive (IVDD/98/79/EEC). The International Organization for Standardization ("ISO") establishes standards for compliance with these directives, particularly for quality system requirements.

         The FDA has adopted regulations governing the design and manufacture of medical devices that are, for the most part, harmonized with the good manufacturing practices and ISO quality system standards for medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

         We will also be subject to certain registration, record-keeping and medical device reporting requirements of the FDA. Our manufacturing facilities, or those of our strategic partners, will be obligated to follow the FDA's
Quality System Regulation and be subject to periodic FDA inspections. Any failure to comply with the FDA's Quality System Regulation or any other FDA or other government regulations could have a material adverse effect on our future operations.

         The Cocktail-CVX, as part of the InPath System, will need to be cleared for marketing under a PMA by the FDA, as described above, prior to its sale and use in the U.S. clinical market. We cannot be sure whether or when the FDA will clear this or other components of the InPath System or the system itself. Internationally, the InPath System may be subject to various government regulations, which may delay the introduction of new products and services and adversely affect our business.

         The InPath System also may be subject to regulation in the United States under the Clinical Laboratory Improvement Act ("CLIA"). CLIA establishes quality standards for laboratories conducting testing to ensure the accuracy, reliability and timeliness of patient test results, regardless of where the test is performed. The requirements for laboratories vary depending on the complexity of the tests performed. Thus, the more complicated the test, the more stringent the requirement. Tests are categorized as high complexity, moderate complexity (including the category of provider-performed microscopy) and waived tests. CLIA specifies quality standards for laboratory proficiency testing, patient test management, quality control, personnel qualifications and quality assurance, as applicable.

         The FDA is responsible for categorization of commercially-marketed laboratory tests. The Centers for Disease Control ("CDC") is responsible for categorization of laboratory procedures such as provider-performed microscopy. For commercially-marketed tests, the FDA now determines the appropriate complexity category as it reviews pre-market submissions for clinical laboratory devices. Manufacturers are asked to include an extra copy of the package insert identified as "FOR CLIA CLASSIFICATION" in the submission for product commercialization (i.e., 510(k) or PMA). Manufacturers are notified of the assigned complexity through routine FDA correspondence (that is, as an enclosure with a clearance or approval letter or as a separate letter in response to other submissions). Categorization is effective as of the date of the written notification to the manufacturer.

         We are developing the InPath System to be user-friendly, require minimum operator training, and have safety and operating checks built into the functionality of the instruments. We believe that our efforts may result in receiving the lowest possible classification for the InPath System. If, however, these products are classified into a higher category, it may have a significant impact on our ability to market the products in the United States.

         We continue to conduct clinical studies and trials on our InPath System during its development. These studies and trials vary in terms of number of patient samples, individual product components, specific processes and conditions, purpose, and other factors, which may affect the results.

         We have publicly reported the results of some of the studies of the InPath System and Cocktail-CVX at various medical meetings, in publications and in public announcements. Such studies demonstrate the system's capability to detect cervical cellular abnormalities. The sensitivity factor, the test's performance in detecting versus missing actual disease - commonly called false negatives - is critical in terms of patient health.

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

         In a presentation of early results of the clinical trial of the InPath System's e2 Collector, data showed that the cytology reports on samples collected with the e2 Collector were at least as accurate as those collected with the conventional brush/spatula method. The collector also proved to be more comfortable for the patient, provided less blood and mucus, and required only one device to collect both endocervical and ectocervical cells. The results of the additional clinical tests were submitted in January 2002 and we received FDA clearance to market the collector on May 31, 2002.

         We  believe  the  results  of  these  studies   support  the  continued
development of the InPath System. We moved ahead with additional studies and clinical trials in late 2001 and others began in 2002. Due to capital limitations we were forced to suspend all of our ongoing studies during the last half of 2002. During 2003 and 2004, MDI continued to refine and reformulate the Cocktail-CVX as well as develop the AIPS platform.

         We completed the initial phase of our clinical studies for the InPath System during 2002 and we hope to begin the last phase during the second half of 2005, contingent on our securing adequate financing for our operations. At the conclusion of the studies, the data will be submitted to the FDA as a PMA and will form the basis of our substantiation of the clinical and economic value of the InPath System. The product may also be offered for sale as an Analyte Specific Reagent ("ASR"), which is defined as the specific ingredient required for a laboratory to create its own screening test, in the United States and for full-scale commercial and clinical use in selected international markets, where import and regulatory approvals allow. We are not permitted to market non-ASR products in the United States with clinical or diagnostic claims until we have received clearance from the FDA. ASR tests make no medical claims but may be used by laboratories that are qualified to perform highly complex tests, and physicians as components of ASR procedures. In other countries, we may need regulatory and importation approval; however, such approvals are generally based on the data submitted to the FDA.

         We are pursuing regulatory approval of the InPath System products through a series of submissions and, in some cases, using data from a single clinical study. This tiered approach is designed to accelerate revenue opportunities for the InPath System in the short term and to drive adoption of our innovative products over the long term, while minimizing the expense and time involved in undertaking the appropriate study.

         The first stage of the overall strategy involved the submission of our e2 Collector for approval as a substantially equivalent device to the brush and spatula method of gathering samples used in the current Pap tests. The 510(k) notification was completed and filed in late September 2001. Additional data was furnished to the FDA in the first quarter of 2002 and subsequent to that submission we received approval to market the collector in the United States. MDI must now initiate the full-scale manufacturing process through contract manufacturing, and intends to introduce the e2 Collector into the commercial market in the second half of 2005.

         The second stage of our overall strategy involves the continuing study of the InPath System and Cocktail-CVX, as described above. This research will determine whether the InPath System is a means to eliminate true negative samples from further review. We anticipate completion of this portion of the study and submission of the data to the FDA during 2006, contingent on our securing adequate financing for our operations. We will also submit the data to foreign regulatory authorities that have jurisdiction over these products. Subsequently, we will continue to collect and submit data for the InPath System point of service test.

         If the submissions for the various InPath System products are cleared by the FDA for sale in the U.S. market or approved for sale by foreign regulatory agencies, we intend to sell the cleared products in their respective clinical markets.

                  InPath System Product Introduction Timelines

         Product                                       Process                            Timeline
         -------                                       -------                            --------
         e2 Collector...............    Clinical trials                         Completed
                                        Regulatory submission & review          September 2001
                                        Regulatory clearance received           May 2002
                                        Sales (1)                               2005/2006
         Cocktail-CVX...............    Clinical trials (1)                     2005/2006
                                        Regulatory submission & review (1)      2006
                                        Regulatory clearance projected (1)      2006
                                        U.S. sales (1) 2006/2007
                                        International sales (1)                 2006/2007

         Cocktail-CVX ASRs .........    U.S. sales (1)                          2006/2007

         (1) All of the above target dates are contingent on our securing adequate financing for our operations.

         We currently distribute automated microscopy instruments into commercial markets that do not require regulatory clearance. In order to distribute products not yet approved by the FDA for use in certain clinical applications, we will be required to conduct clinical trials and to make submissions to applicable regulatory agencies for clearance. We do not have any current plans to make any submissions to the FDA or foreign regulatory agencies covering these products. In the future, some of our customers may include these products in submissions to the FDA or foreign regulatory agencies covering their use in a customer's proprietary diagnostic or clinical process.

         Competition

         Historically, competition in the healthcare industry has been characterized by the search for technological innovations and efforts to market such innovations. The cost of healthcare delivery has always been a significant factor in markets outside of the United States. In recent years, the U.S. market has also become much more cost conscious. We believe technological innovations incorporated into certain of our products offer cost-effective benefits that address this particular market opportunity.

         Competitors may introduce new products that compete with ours, or those which we are developing. We believe the portion of our research and development efforts devoted to continued refinement and cost reduction of our products will permit us to remain or become competitive in the markets in which we presently distribute or intend to distribute our products.

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

         In general, we believe that our products must compete primarily on the basis of accuracy, functionality, product features and effectiveness of the product in standard medical applications. We also believe that cost control and cost effectiveness are additional key factors in achieving or maintaining a competitive advantage. We focus a significant amount of product development effort on producing systems and tests that will not add to overall healthcare cost. Specifically, there are several companies whose technologies are similar, adjunctive to, or may overlap with that of MDI. These include Cytyc Corporation, Tripath Imaging Inc., Digene Corporation, Ventana Medical Systems, Inc., Clarient, Inc. (formerly ChromaVision Systems, Inc.), and Applied Imaging Corp. However, we do not believe any of these companies have developed the fully-integrated solution necessary to deliver a fully-automated, proteomic-based solution. To develop fully-automated solutions, companies must have technologies that fully integrate microscopy instruments, imaging software and cancer-detecting biochemistry.

         Operations

         We conduct research and development work for the InPath System using a combination of our employees and contract workers in our Chicago, Illinois laboratory.

         We do not intend to invest capital to develop our own distribution and sales organizations, or construct and maintain a medical-products manufacturing facility and all its related quality systems requirements. Our strategy is to utilize the operations, quality systems and facilities of a contract manufacturer specializing in medical products manufacturing to meet our current and future needs in the United States and international markets. This strategy covers manufacturing requirements related to the InPath System's chemical components, plastic and silicone parts for the e2 Collector, InPath System instruments and the AIPS instruments.

         To this end, we are negotiating agreements, including design and development work, with manufacturers of medical-grade components to supply the silicone balloon and other components of the sample collection device. We are negotiating additional agreements with manufacturers to supply much higher volumes that will be needed once we begin to sell the sample collection device. These manufacturers have the capacity to handle high volume production through facilities in both the United States and several foreign countries.

         We currently have a sufficient supply of workstation platforms. The computers, cameras, automated slide staining equipment and slide preparation equipment, which make up the remainder of the laboratory version of the InPath System, are available from several manufacturers. These instruments are used in a sequential process. The platform on which the actual sample screening is done is computer-controlled by our proprietary software.

         As previously discussed, MDI currently has a strategic alliance agreement with a biotechnology division of a Fortune 500 healthcare company and the agreement calls for the manufacture and distribution of MDI's AIPS platform.

         Intellectual Property

         We rely on a combination of patents, licenses, trade names, trademarks, know-how, proprietary technology and policies and procedures to protect our intellectual property. We consider such security and protection a very important aspect of the successful development and marketing of our products in the U.S. and foreign markets.

         In the United States we follow the practice of filing a provisional patent application for each invention as soon as it has been determined that the invention meets the minimum standards for patentability. While a provisional patent application does not provide any formal rights or protections, it does establish an official priority date for the invention that carries over to any utility patent applications that are derived from the provisional application within the next 12 months. A utility patent application begins the process that can culminate in the issuance of a U.S. patent. We convert each outstanding provisional patent application into some number of utility patent applications within this 12-month period. In most cases each provisional application results in one utility filing. However, in some cases a single provisional application has generated two independent utility filings, or multiple (up to five) provisional applications have been consolidated into a single utility application. During the examination of a utility application, the U.S. Patent and Trademark Office may require us to divide the application into two or more separate applications or we may file a continuation-in-part patent application that expands upon the technology claimed in another patent application and which has the potential of superseding the earlier application. For these reasons, estimating the number of patents that are likely to be issued based upon the numbers of provisional and utility applications filed is difficult.

         Prior to filing a utility application in the United States, we review the application to determine whether obtaining patent coverage for the invention outside of the United States is necessary or desirable to support our business model. If so, a patent application is filed under the Patent Cooperation Treaty ("PCT") at the same time that the U.S. filing is made. Depending upon the nature of the invention and business considerations, we typically specify the patent offices in three to six countries to which the PCT application is to be submitted after the initial examination is completed.

         As of March 2005, we had filed five U.S. utility patent applications. Three of the U.S. utility applications have issued as U.S. patents. Two U.S. and five foreign patent applications are filed and pending. In order to reduce the expenses related to patent prosecution, we are currently treating these applications as inactive and taking only those actions needed to keep them in effect. This group of patents and patent applications covers all aspects of the InPath System including, but not limited to, the point of service instrument, the personal and physicians' collectors, and the slide-based test. As a result of the acquisition of AccuMed, we acquired 33 issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of 17 were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software were also acquired. We also held an exclusive license from Invirion, Inc. and Dr. Bruce Patterson covering a patent and certain medical technology for detection of certain genes in cancer-causing types of Human Papilloma Virus ("HPV") virus. We purchased the license for cash, future royalties, and other considerations. Pursuant to a settlement agreement entered into with Dr. Patterson and Invirion in the fourth quarter of 2004, however, the Company agreed to the termination of such license and related agreements, the transfer and assignment back to Invirion of such patent and medical technology and all of MDI's right, title and interest therein and intellectual property rights associated therewith, and to cease the development or sale of any such technology.

         We intend to prepare additional patent applications for processes and inventions arising from our research and development process. The protections provided by a patent are determined by the claims that are allowed by the patent office that is processing the application. During the patent prosecution process it is not unusual for the claims made in the initial application to be modified or deleted or for new claims to be added to the application. For this reason, it is not possible to know the exact extent of protection provided by a patent until it issues.

         Patent applications filed prior to November 29, 2000 in the United States are maintained in secrecy until any resulting patent is issued. As there have been examples of U.S. patent applications that have remained "in prosecution" and, therefore, secret for decades, it is not possible to know with certainty that any U.S. patent that we may own, file for or have issued to us will not be pre-empted or impaired by patents filed before ours and that subsequently are issued to others. Utility patent applications filed in the United States after November 29, 2000 are published 18 months after the earliest applicable filing date. As this revised standard takes full effect, the chances that such a "submarine" patent will impair our intellectual property portfolio are significantly reduced. Foreign patent applications are automatically published 18 months after filing. As the time required to prosecute a foreign utility patent application generally exceeds 18 months and the foreign patents use a "first to file" rather than a "first to invent" standard, we do not consider submarine patents to be a significant consideration in our patent protection outside of the United States.

         Our products are or may be sold worldwide under trademarks that we consider to be important to our business. We own the trade names of "InPath," "e2 Collector," and "Cocktail-CVX." We may file additional U.S. and foreign trademark applications in the future.

         Our future technology acquisition efforts will be focused toward those technologies that have strong patent or trade secret protection.

         We cannot be sure that patents or trademarks issued or which may be issued in the future will provide us with any significant competitive advantages. We cannot be sure any of our patent applications will be granted or that validity or enforceability will not be successfully challenged. The cost of any patent-related litigation could be substantial even if we were to prevail. In addition, we cannot be sure that someone will not independently develop similar technologies or products, duplicate our technology or design around the patented aspects of our products. The protection provided by patents depends upon a variety of factors, which may severely limit the value of the patent protection, particularly in foreign countries. We intend to protect much of our core technology as trade secrets, either because patent protection is not possible or, in our opinion, would be less effective than maintaining secrecy. However, we cannot be sure that our efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently.

         Research and Development

         Our research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize both in-house and contracted research and development efforts. We believe research and development is critical to the success of our business strategy. During the years 2004 and 2003, our research and development expenditures were approximately $834,000 and $580,000, respectively, all of which were borne by MDI.

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

         We have established a relationship with a strategic alliance partner and have developed the next generation automated microscopy instrument platform known as the Automated Image Proteomic System or AIPS. The design requirements are complete and the prototypes and software development are in process.

         We anticipate the need to invest a substantial amount of capital in the research and development process, including the cost of clinical trials, required to complete the development and use of the InPath System and bring it to market.

         Components and Raw Materials

         Low-cost products are a key component of our business strategy. We designed the e2 Collector sample collection device using widely available and inexpensive silicone and plastic materials. These materials are available from numerous sources and can be fabricated into finished devices by a variety of worldwide manufacturers based on our proprietary designs.

         The  instrument  components  of the  laboratory  version  of the InPath
System are also available from a number of sources. Computers, cameras, automated slide-staining instruments and automated slide-preparation instruments are currently available from several large manufacturers. We currently have an adequate supply of workstations used in the InPath System and have contracted for the design and manufacture of the next generation of the workstation platform.

         Working Capital Practices

         During the fiscal year ended December 31, 2004, we did not sell any InPath System products. During 2004 and 2003, we sold several AcCell instrument platforms and billed and received fees under an AcCell fee-for-use contract. Based on certain settlement agreements, we have given up all our rights to sell the AcCell instrument platforms. MDI has instead elected to proceed with the development of its new fully-integrated AIPS workstation, and with our strategic alliance partner we intend to distribute this new platform. We have financed our U.S. operations and research and development by raising funds through the sale of debt or equity securities. We will continue to use these methods to fund our operations until such time as we are able to generate adequate revenues and profits from the sale of some or all of our products.

         We believe that future sales of the InPath System or other products into foreign markets may result in collection periods that may be longer than those expected for domestic sales of these products. Our strategy will be to use letters of credit or other secured forms of payment, whenever possible, in sales of products in foreign markets.

         Employees

         As of March 31, 2005, we employed a total of four full-time employees supplemented by additional consultants in the United States. The staff reductions from prior years were undertaken in order to conserve our limited operating funds.

Financial Information About Foreign and Domestic Operations and Export Sales

         Markets outside of North America are an important factor in our business strategy. Any business that operates on a worldwide basis and conducts its business in one or more local currencies is subject to the risk of fluctuations in the value of those currencies against the dollar. Such businesses are also subject to changing political climates, differences in culture and the local practices of doing business, as well as North American and foreign government actions such as export and import rules, tariffs, duties, embargoes and trade sanctions. We do not regard these risks, however, as a significant deterrent to our strategy to introduce our InPath System to foreign markets in the future. As we begin to market and sell our InPath System, we will closely review our foreign operational practices. We will attempt to adopt strategies to minimize risks of changing economic and political conditions within foreign countries.

         During the fiscal year ended December 31, 2004, the Company did not have any foreign operations and was not conducting any foreign sales of its products. Revenue from foreign operations in prior periods related to the sale of products by Samba, our former wholly-owned subsidiary.

                                                                                       2004           2003
                                                                                       ----           ----
         North America:
         Revenue................................................................    $      243    $     379
         Profit (loss)..........................................................    $  (13,567)   $  (9,804)
         Total Assets...........................................................    $      529    $   7,715

         France:
         Discontinued operations................................................    $       --    $     (75)
         Gain from Involuntary conversion.......................................    $       --    $     292
         Total Assets...........................................................    $       --    $      --

Risk Factors

         The risks described below are not the only ones we face. Additional risks are described elsewhere in this report under the Recent Developments and Legal Proceedings sections, among others. There may also be risks not presently known to us or that we currently deem immaterial that may also impair our business operations. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline.

         There is a limited market for "penny stocks" such as our common stock.

         Our common stock is considered a "penny stock" because, among other things, our price is below $5 per share, it trades on the Over-the-Counter Bulletin Board and we have net tangible assets of less than $2,000,000. As a result, there may be little or no coverage by security analysts, the trading price may be lower, and it may be more difficult for our stockholders to dispose of, or to obtain accurate quotations as to the market value of, the common stock. Being a penny stock also could limit the liquidity of our common stock.

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

         o        announcements of the FDA relating to products.

         Our common stock is unlikely to produce dividend income for the foreseeable future.

         We have never paid a cash dividend on our common stock and we do not anticipate paying cash dividends for the foreseeable future; our ability to declare dividends on our common stock is further limited by the terms of certain of the Company's other securities, including several series of its preferred stock. We intend to reinvest any funds that might otherwise be available for the payment of dividends in further development of our business.

         Our common stock is subject to dilution, and an investor's ownership interest and related value may decline.

         We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2004, we had 82,655 shares of Series A convertible preferred stock outstanding, which convert into approximately 36,102 shares of our common stock; 365,106 shares of Series B convertible preferred stock outstanding, which convert into approximately 1,460,424 shares of our common stock; 262,833 shares of Series C convertible preferred stock outstanding, which convert into approximately 1,314,165 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 1,750,000 shares of our common stock; and 233,598 shares of Series E convertible preferred stock outstanding, which convert into approximately 6,423,938 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation (as amended to date) gives our board of directors authority to issue the remaining undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine.

         At December 31, 2004, we had outstanding warrants to purchase an aggregate 24,810,329 shares of our common stock, outstanding options to purchase approximately 4,947,727 shares of our common stock, and 450,000 stock appreciation rights, which are convertible into approximately 289,286 shares of common stock.

         At December 31, 2004, outstanding convertible promissory notes were convertible into approximately 56,026,667 shares of our common stock. Under the provisions of certain outstanding convertible promissory notes, the holders have the right to receive a warrant to purchase additional shares of common stock upon exercise of the conversion right. We are unable to determine the exact number of additional warrants to purchase shares of our common stock that will be issuable upon conversion of the notes, although it could be approximately 13,778,000 shares.

         At December 31, 2004, we had approximately 14,179,606 shares of our common stock reserved for future stock options and 160,000 shares of our common stock reserved for future sale to employees.

         The issuance of shares of our common stock upon the conversion of our preferred stock or notes, or upon exercise of outstanding options and warrants, would cause dilution of existing stockholders' percentage ownership of the Company. Holders of our common stock do not have preemptive rights, meaning that current stockholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our common stock.

         We have a limited operating history and there are doubts as to our being a going concern.

         We have a limited operating history. Our revenues, from inception in March 1998 through 2003, were derived almost entirely from sales by Samba, our former wholly-owned subsidiary. The assets of Samba were sold in December 2003 as part of the French Commercial Court ordered liquidation and MDI lost all rights and title to the assets, including Samba's software. MDI has sold only a very limited amount of our InPath System products to date and cannot be certain as to when sales of the Company's products might occur in the future.

         We will continue to devote substantial resources to product development. We anticipate that we will continue to incur significant losses unless and until some or all of our products have been successfully introduced, if ever, into the marketplace.

         We  have  incurred   substantial  losses  and  have  limited  financial
resources. Consequently, our independent auditors have noted that these conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty. Moreover, the going concern explanatory paragraph may make obtaining additional financing more difficult or costly.

         We continue to have severe liquidity problems.

         We have a history of losses and continue to experience severe liquidity problems, which affect our overall ability to operate our business, including the ability to employ adequate staff and conduct ongoing studies and clinical trials of our products. Failure to raise adequate financing to meet our business needs could materially jeopardize MDI and its ability to conduct business. There can be no assurance that we will be able to secure necessary funds.

         We may not be able to meet our short-term capital requirements.

         We believe that our existing capital resources are not sufficient to meet the short-term requirements of the Company. These short-term requirements include a significant amount of liabilities and promissory notes in arrears. In addition, in January 2005 we used a large portion of our limited available funds to satisfy federal payroll tax liabilities from 2001. Therefore, we need to raise additional capital to support our operations. We do not have any current commitments for additional funds, and our management cannot be certain that we will be able to raise such funds.

         It is unlikely that we will be able to meet our short-term funding requirements through the sale of our products and services. We anticipate that these short-term funding needs will require the sale or issuance of additional shares of common stock or instruments convertible into common stock. Such sales or issuances, if any, would have a dilutive effect on the holdings of our stockholders and the value of our common stock. We cannot be certain what level of dilution, if any, may occur or if we will be able to complete any such sales of common stock or other securities in the future.

         Our operating business plan for 2004 anticipated that we would need to raise new equity. We were not able to raise the necessary level of new equity and had to reduce our operations significantly during the year. The lack of sufficient new equity continued through the first quarter of 2005.

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

         The sale and use of our products in the United States is regulated by the FDA. We must meet significant FDA requirements before we receive clearance to market our products. Included in these FDA requirements is the conduct of lengthy and expensive clinical trials to prove the safety and efficacy of the products. Until we complete such clinical trials, our products may be used only for research purposes or to provide supplemental diagnostic information in the United States. We have FDA approval for one of our products, the e2 Collector. We plan to start clinical trials for the Cocktail-CVX in 2005 (although such trials are contingent on the receipt of adequate capital). We cannot be certain that our product development plans will allow these additional trials to commence or be completed according to plan or that the results of these trials, or any future trials, when submitted to the FDA along with other information, will result in FDA clearance to market our products in the United States.

         Sales of medical devices and diagnostic tests outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain regulatory clearance in a foreign country may be longer or shorter than that required for FDA marketing clearance. Export sales of certain devices that have not received FDA marketing clearance may be subject to regulations and permits, which may restrict our ability to export the products to foreign markets. If we are unable to obtain FDA clearance for our products, we may need to seek foreign manufacturing agreements to be able to produce and deliver our products to foreign markets. We cannot be certain that we will be able to secure such foreign manufacturing agreements on acceptable terms, if at all.

         We may not be able to compete with companies that are larger and have more resources.

         We compete in the medical device and diagnostics marketplace with companies that are much larger and have greater financial resources than the Company. We may not succeed in developing technologies and products that are more effective than those being developed by our competitors. Our technologies and products may be rendered obsolete or noncompetitive as a result of products introduced by our competitors. Most of our competitors have substantially greater financial and technical resources, production and marketing capabilities, and related experience, which may enable them to develop, manufacture and market their products more successfully and at a lower cost. In addition, many of our competitors have significantly greater experience in conducting preclinical testing and clinical trials of products and obtaining regulatory approvals to market such products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly, which may give them an advantage in achieving market acceptance of their products.

         We may not be able to market our products.

         We do not intend to maintain a direct sales force to market and sell our products. Therefore, in order to successfully market and sell our products, we must be able to negotiate profitable marketing and sales agreements with organizations that have direct sales forces calling on domestic and foreign market participants that may use our products. If we are not able to successfully negotiate such agreements, we may be forced to market our products through our own sales force. We cannot be certain that we will be successful in developing and training such a sales force, should one be required, or that we will have the financial resources to carry out such development and training.

         We may not be able to adequately protect our intellectual property.

         We hold a variety of patents and trademarks and have applied for a significant number of additional patents and trademarks with the U.S. Patent and Trademark Office and foreign patent authorities. We intend to file additional patent and trademark applications as dictated by our research and development projects and business interests. We cannot be certain that any of the currently pending patent or trademark applications, or any of those which may be filed in the future, will be granted or that they will provide any meaningful protection for our products or technologies.

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

         The success of our current and future operations will depend, to a significant extent, upon the experience, abilities, and continued services of key personnel, and a loss of the services of any of our current executive or research staff could cause our business to suffer. MDI has experienced significant turnover in its senior management in the past and there can be no assurance that we will be able to attract and retain key personnel.

Item 2.           Description of Property

         We occupy approximately 2,540 square feet of leased space at 414 N. Orleans St., Suites 502 and 503, Chicago, Illinois 60610, under a five-year lease that expires in October 2008. This space houses our executive offices, research laboratory, and engineering development facilities. We consider our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for their intended purposes and to have capacities adequate to meet current and projected needs for our operations. MDI does not have any policies regarding investing in real estate, and has not had in the past and does not expect in the future to invest in real estate.

Item 3.           Legal Proceedings

Settled in 2004

         Garrett Realty. Prior to MDI's acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for office space located in Chicago, Illinois (Circuit Court of Cook County, Illinois (Case No. 01 M1 725821)). Garrett originally claimed amounts due of approximately $50,000. Following completion of MDI's acquisition of AccuMed, management vacated AccuMed's leased facility and consolidated its operations into MDI's facility. However, Garrett continued to claim ongoing rent and amended its complaint in 2002 claiming approximately $148,000 in unpaid rent and related legal costs through July 2002. On July 18, 2002, judgment was entered in favor of Garrett in the amount of approximately $157,000. On December 20, 2002, pursuant to a court order, Garrett seized approximately $12,500 from an MDI bank account as a partial payment against the judgment amount. MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments, but contested the right of Garrett to pursue collection of the judgment against the assets of MDI. During the first quarter of 2004, MDI reached a preliminary settlement on the outstanding judgment amounting to approximately $157,000 (plus interest) at that time, which required six monthly payments. MDI has made the first four required monthly payments. MDI also agreed to issue 275,000 shares of its common stock as part of the final settlement. The parties are currently at an impasse concerning a dispute over the transfer of the MDI shares, but MDI expects that this matter will be resolved amicably. Management believes that it has accrued a sufficient amount as of December 31, 2004 relating to this obligation. In March 2005, Garrett assigned its right, title and interest in the judgment to The Lumber Company.

         Bowne of Chicago, Inc. On January 2, 2003, Bowne of Chicago, Inc. filed suit against MDI (Circuit Court of Cook County, Illinois (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided to MDI. In May 2004, the parties entered into a settlement agreement whereby the court entered an agreed judgment in the amount of $342,061 in favor of Bowne. The parties agreed that Bowne would stay enforcement of the judgment so long as MDI honored its agreed-to monthly settlement payments, which are expected to conclude in 2006.

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

         MonoGen resisted the State Court Case by, among other things, insisting that the dispute could only be settled in arbitration, as required in the License Agreements. The claim as to MonoGen was dismissed on that basis. MonoGen subsequently filed amended demands against the MDI Group in the arbitration proceeding, which had never been dismissed. In order to avoid unnecessary litigation expenses, in February 2004, the MDI Group agreed to a dismissal of the State Court Case, leaving the arbitration proceeding as the principal venue for a resolution of the dispute over the license rights obtained by MonoGen from the Company's subsidiaries.

         In October 2004, the parties to the arbitration attempted to settle most of the claims brought in that proceeding by virtue of a proposed Settlement Agreement that provided for the Company and AccuMed to, among other things, transfer certain patents, patent applications and other intellectual property rights, as well as certain identified AcCell units and spare parts, to MonoGen, and to simultaneously issue to MonoGen a joint unsecured installment promissory note in the principal amount of $305,000. The note called for an initial payment of $25,000 to be made by the Company and AccuMed to MonoGen on November 1, 2004, with subsequent monthly payments of $10,000 each to be made until the full principal balance has been paid. The Settlement Agreement also provided for the termination of the License Agreements and the Technology Agreement, but reserved all rights of the parties in regard to any matters that may continue to be disputed among them and the British Columbia Cancer Agency arising out of, or related to, the License Agreement between Oncometrics and MonoGen.

         Inasmuch as the AcCell units and spare parts were not transferred to MonoGen within the time period prescribed in the Settlement Agreement, and because the initial $25,000 payment to be made under the note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004. If the default asserted in the notice is not cured, there are a number of remedies that may be available to MonoGen under the provisions of the Settlement Agreement and the note, one of which is the possibility that the full principal amount of the note may be accelerated and declared immediately due and payable. To date, no member of the MDI Group has received further notice in regard to the asserted default, although not all of the remedies that may be available to MonoGen in regard to such default would require that further notices be given.

         British Columbia Cancer Agency. In December 2004, British Columbia Cancer Agency settled its dispute with MDI, AccuMed and Oncometrics, which dispute concerned certain technology and patent rights. The BCCA claimed that our subsidiary, Oncometrics, breached a 1989 master agreement that had been transferred to Oncometrics (which master agreement transferred certain rights to technology and patents) by licensing certain of the transferred intellectual property to a third party. As part of the settlement agreement resolving the arbitration dispute, the BCCA agreed to restore Oncometrics and pay all fees associated therewith. The parties also agreed that the master agreement would be formally terminated, and MDI and its subsidiaries would transfer certain intellectual property assets and rights to the BCCA. MDI and its subsidiaries also had to agree to provide notice of termination of the license between Oncometrics and the third party that precipitated the dispute. The settlement agreement also included mutual covenants not to sue, provided certain conditions were met, and an acknowledgment from the BCCA that it would discontinue its arbitration case against the Company and its subsidiaries, provided such companies were not in breach of the settlement agreement. The settlement agreement with the BCCA was made as of December 31, 2004, with an expected closing date for the transactions contemplated thereby of January 28, 2005.

         Bruce Patterson, M.D./Invirion, Inc. On July 2, 2003, Dr. Patterson and his company Invirion, Inc. filed suit against MDI in the Circuit Court of Cook County, Illinois (03 L 7995). Dr. Patterson sought approximately $86,000 pursuant to an agreement for his scientific consulting services. Invirion, in a separate claim, sought approximately $57,500 for certain HPV test kits that it claims were sold to MDI. In December 2004, the parties agreed to settle the case and the lawsuit was dismissed in January 2005. MDI has no further monetary obligations under the settlement.

Pending as of December 31, 2004 and Settled in 2005

         The Cleveland Clinic Foundation. On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:03CV0561)) seeking approximately $315,000 for certain clinical trial work conducted by the Foundation in the Peoples Republic of China on behalf of MDI. On December 8, 2003, a default judgment in the amount of $260,000 was entered against MDI. In March 2005, the parties agreed in principle to terms of settlement and are currently working on a definitive settlement agreement. MDI's last settlement payment is expected to be in July 2005, at which point it is expected that the default judgment will be deemed fully satisfied.

         Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee. On February 18, 2004, former MDI employees Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee filed suit against MDI and former Chairman Peter Gombrich, in the Circuit Court of Cook County, Illinois (04 L 1941) to recover wages and other compensation allegedly due them. These claims were settled and fully satisfied in January 2005, and the lawsuit has been dismissed.

         Ungaretti & Harris. On May 31, 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect unpaid fees for legal services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris LLP and against MDI in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. Under the agreement, MDI's payments to Ungaretti & Harris are expected to conclude in 2006.

Pending as of December 31, 2004 and March 31, 2005

         Hill & Barlow LLP. In February 2003, Hill & Barlow LLP, a now defunct law firm, filed a complaint against MDI in the Trial Court of the Commonwealth of Massachusetts (000740), seeking the collection of unpaid legal fees. Judgment was entered against MDI in the amount of $16,842, plus costs and interest. In April 2004, the parties entered into a settlement agreement. The terms of settlement have not been fully satisfied by the parties because a dispute has arisen concerning the return of MDI's files. Given that the law firm has dissolved, management does not expect a final resolution of this matter.

         Monsun. On January 9, 2003, Monsun, AS filed suit against Peter Gombrich, our former Chairman and CEO (U.S. District Court for the Northern District of Illinois, Eastern Division (Case No. 03 C 0184)), claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich. The guaranty was executed in connection with Monsun's grant of an extension in the maturity date of a convertible promissory note issued by MDI on November 1, 2000 in favor of Monsun in the principal amount of $500,000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the final maturity date extension in exchange for the guaranty and various warrants issued by MDI entitling the holder to purchase shares of its common stock at various prices.

         In November 2002, the Board of Directors approved the issuance of 200,000 shares of common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of our common stock; however, in order to comply with securities laws, MDI issued the shares of common stock to Monsun with a restrictive legend. MDI recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2003 as a note payable on its records. In March 2004, Monsun obtained a judgment against Mr. Gombrich in the amount of $675,199. In July 2004, Monsun obtained a second judgment against Mr. Gombrich in the amount of $438,419 for attorney fees and costs incurred in enforcing the guaranty agreement. This award for legal fees has been recorded as an accrued expense on MDI's financial statements. Those judgments remain unsatisfied. Monsun has not filed suit directly against MDI to recover any amounts due under the note or otherwise.

         The Lash Group, Inc. On June 10, 2004, The Lash Group, Inc., a healthcare consulting firm, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Mecklenburg County, North Carolina (04 CVS 10367). The Lash Group seeks approximately $94,000, plus interest, attorney fees and court costs, for the alleged breach of an agreement, with respect to which Peter Gombrich, our former Chairman and CEO, and MDI are sought to be held primarily liable. This action remains unresolved and the Company intends to contest the claims.

         Medical College of Georgia Research Institute, Inc. On November 18, 2003, the Medical College of Georgia Research Institute, Inc. filed suit against MDI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for MDI. Georgia Research Institute claimed that the principal amount of the obligation due from MDI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. On October 27, 2004, the court entered summary judgment in favor of Georgia Research Institute and against MDI in the amount of $68,404. MDI expects to propose terms of settlement to satisfy this judgment in the second quarter of fiscal 2005.

         Eric Gombrich. On May 19, 2004, former employee Eric Gombrich filed suit against MDI in the Circuit Court of Cook County, Illinois (04 L 5661). Mr. Gombrich claims that MDI breached a written employment contract and that it owes him $631,258 (plus interest) and 300,000 shares of MDI stock. MDI made initial attempts to resolve this dispute, and is currently contesting Mr. Gombrich's action.

         The Regents of the University of California. On May 28, 2004, The Regents of the University of California filed suit against MDI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claims that MDI breached an agreement to sponsor a research project for a period of one year. The complaint seeks compensatory damages in the amount of $57,530 and additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against MDI in the amount of $132,827, which includes court costs. The parties are currently involved in settlement negotiations with respect to this matter.

         Arthur Lipper III. On July 8, 2004, Arthur Lipper III filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 L 7671). Mr. Lipper claims that MDI breached a consulting services agreement and seeks $60,000, plus interest and court costs. MDI is contesting this claim.

         Kanan, Corbin, Schupak & Aronow, Inc. On August 12, 2004, Kanan, Corbin, Schupak & Aronow, Inc. filed suit against AccuMed International, Inc. f/d/b/a Molecular Diagnostics, Inc. in the Circuit Court of Cook County, Illinois (04 L 9109), seeking $59,678, plus interest and court costs, for services provided. MDI has not yet been formally served with the summons and complaint in this case.

         Reid Jilek. On October 20, 2004, Reid Jilek filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 CH 17375). Mr. Jilek claims that MDI breached a 2003 services agreement and that MDI subsequently breached a 2004 settlement agreement. Mr. Jilek seeks $180,000 pursuant to the services agreement or, alternatively, $114,000 pursuant to the settlement agreement. Mr. Jilek also seeks a court order that MDI issue him 1,500,000 warrants to purchase MDI stock at $0.17 per share pursuant to the services agreement. MDI previously issued to Mr. Jilek warrants to purchase an aggregate 1 million shares of its common stock, and intends to contest Mr. Jilek's claims.

New Proceedings 2005

         Esoterix, Inc. Esoterix, Inc. made a claim against MDI for $19,725, arising from a laboratory services agreement that it maintains MDI breached. In March 2005, Esoterix, Inc. filed suit against MDI to pursue this claim in the Circuit Court of Cook County, Illinois (05 M1 116482). MDI is currently engaged in settlement discussions with Esoterix.

Miscellaneous

         Other Creditors; Wage and Related Claims. MDI is a defendant in several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims. MDI is also currently negotiating the settlement of wage claims brought by former employees seeking to collect for unpaid wages and severance benefits. MDI has recorded the amounts due in its records and is attempting to settle these claims. MDI does not consider any of these claims to be material.

         Ketchum Public Relations. In June 2004, MDI settled a $72,000 claim made by Ketchum Public Relations. No litigation was ever filed by Ketchum. It is expected that MDI's monthly settlement payments to Ketchum will conclude in 2005.

Item 4.        Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of stockholders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters; Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

Market Information

         Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "MCDG.OB." Prior to September 25, 2001, our common stock traded under the symbol "AMPM" and between May 27, 2003 and October 6, 2003, our common stock traded on the Over-the-Counter Pink Sheets under the symbol "MCDG."

         The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, and may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions.

                                                                                                        Range of Common
                                                                                                             Stock
                                                                                                             -----
                                                                                                       High         Low
                                                                                                       ----         ---
         Year Ended December 31, 2004
         1st Quarter..........................................................................     $     0.37   $    0.11
         2nd Quarter..........................................................................     $     0.26   $    0.10
         3rd Quarter..........................................................................     $     0.16   $    0.09
         4th Quarter..........................................................................     $     0.12   $    0.05

         Year Ended December 31, 2003
         1st Quarter..........................................................................     $     0.21   $    0.08
         2nd Quarter..........................................................................     $     0.42   $    0.20
         3rd Quarter..........................................................................     $     0.37   $    0.21
         4th Quarter..........................................................................     $     0.25   $    0.15

Holders

         As of March 31, 2005, we had approximately 1,406 record holders of our shares of common stock. This number does not include other persons who may hold only a beneficial interest, and not an interest of record, in our common stock.

Dividends

         We have not paid a cash dividend on shares of our common stock, and the Board of Directors is not contemplating paying dividends at any time in the foreseeable future. The terms of certain of the Company's securities, including its Series B, C, D and E preferred stock, provide that so long as such security is outstanding the Company shall not declare any dividends on its common stock (or any other stock junior to such security) except for dividends payable in shares of stock of the Company of any class junior to such security, or redeem or purchase or permit any subsidiary to purchase any shares of common stock or such junior stock, or make any distributions of cash or property among the holders of the common stock or any junior stock by the reduction of capital stock or otherwise, if any dividends on the security are then in arrears.

         We paid non-cash dividends, in the form of newly issued shares of our common stock, amounting to $1,324,818 and $444,297 during 2004 and 2003, respectively, to holders of shares of our preferred stock who elected to convert their preferred stock and cumulative dividends thereon into shares of our common stock. We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $2,927,000, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock. Cumulative and deemed dividends for the various series of convertible preferred stock were approximately $3,570,000 at December 31, 2004, including $643,000 in deemed dividends arising as a result of beneficial conversion features on Series B and Series C convertible preferred stock sold during 2001.

Stock Transfer Agent

         Our stock transfer agent is LaSalle Bank NA, 135 South LaSalle Street, Chicago, IL 60603, and its telephone number is (312) 904-2000.

Securities Authorized for Issuance under Equity Compensation Plans

         The following table presents information about the equity compensation plans of the Company as of fiscal-year end December 31, 2004. See also Note 8 - Stockholders' Equity and Note 11 - Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements for further information.

                      Equity Compensation Plan Information

                                                                                                     Number of securities
                                                   Number of securities                             remaining available for
                                                    to be issued upon       Weighted-average     future issuance under equity
                                                      exercise of          exercise price of          compensation plans
                                                   outstanding options,   outstanding options,      (excluding securities
                 Plan category                     warrants and rights    warrants, and rights     reflected in column (a))
                                                           (a)                     (b)                        (c)
Equity Compensation Plans Approved by Security
Holders
  1999 Equity Incentive Plan (as amended)-
20,000,000 shares                                        4,947,728               $0.6891                  14,179,606
  1999 Employee Stock Purchase Plan-
200,000 shares                                                  --                    --                     160,415
Equity Compensation Plans Not Approved by
Security Holders
  Warrants issued with debt (1)                         11,369,945               $0.3852                           0
  Warrants issued for financial services (2)             7,361,317               $0.3265                           0
  Warrants issued for IR services (3)                    1,180,000               $0.5636                           0
  Warrants issued of other services (4)                  1,076,493               $0.0887                           0
  Warrants issued for asset acquisitions (5)               172,120               $0.8200                           0
  Warrants from AccuMed acquisition (6)                  1,074,056               $7.1769                           0
  Warrants issued in settlement of debt (7)                503,984               $0.1644                           0
                                                  ----------------------- ---------------------- ------------------------------
Total                                                   27,685,643               $0.6821                  18,885,571
                                                  ======================= ====================== ==============================

1) MDI has and will most likely continue to attach warrants to issuances of debt as an additional consideration to debt holders in lieu of payment of higher interest rates that likely would be required based on market interest rates prevalent at the time of the debt issuance and the significant level of risk involved based on the financial condition of MDI.

2) MDI has and will most likely continue to issue warrants to financial advisors who assist with the placement of MDI's debt or equity instruments. The issuance of warrants to these advisors significantly reduces the cash costs that would otherwise be associated with raising capital.

3) MDI has generally included warrants in compensation agreements for providers of investor relations and/or public relations services. This practice significantly reduces the cash costs to MDI to obtain these services.

4) From time to time, MDI has issued warrants to providers of legal and consulting services in lieu of cash payments for those services.

5) During 2001, MDI issued warrants under an agreement to acquire a thirty percent interest in Cell Solutions, LLC, a company assisting in the development of MDI's products.

6) In September 2001, MDI completed the acquisition of AccuMed by merging it into a wholly-owned subsidiary of MDI. As a result, MDI assumed stock options and warrants outstanding on the records of AccuMed at the time of the acquisition. The remainder of the options that were assumed in the acquisition are included in total options outstanding under the Company's 1999 Equity Incentive Plan.

7) During 2004, MDI issued warrants in the settlement of outstanding accounts payable vendor amounts.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

         Charter Amendment

         At the Company's 2004 Annual Meeting of Stockholders held on July 29, 2004, stockholders approved an amendment to the Company's Certificate of Incorporation (as amended to date) to increase the number of authorized shares of common stock of the Company from 100,000,000 to 300,000,000 shares. The Company filed a Certificate of Amendment to its charter to effect such increase with the Delaware Secretary of State on August 6, 2004.

         Issuance of Securities

         Bridge III Convertible Promissory Notes. Beginning in January 2004, Bathgate Capital Partners, LLC began an issue of Bridge III Convertible Promissory Notes to accredited investors on behalf of the Company. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008. The Bridge III offering closed in May 2004 after the Company had issued $1,662,500 in Bridge III convertible promissory notes.

         Bridge IV Convertible Promissory Notes. Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security position in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008. The Bridge IV offering closed in June 2004 after the Company had issued $2,573,500 in Bridge IV convertible promissory notes.

         Please refer to Note 7 - Notes Payable in the Notes to our Consolidated Financial Statements for more information on the Bridge III and Bridge IV promissory notes.

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

         In October 2004, MDI offered common stock to accredited investors in exchange for cash. The Company received $285,000 and issued 4,071,429 shares of restricted common stock.

         In October 2004, MDI issued 485,000 shares of common stock to a non-employee financial consultant for past financial services. MDI calculated a fair value of $33,950 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2004.

         In November 2004, MDI issued 450,000 shares of common stock to a non-employee professional services firm for past investor relations services. MDI calculated a fair value of $36,000 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2004.

         In December 2004, MDI issued 175,000 shares of common stock to a non-employee service vendor in lieu of payment for unpaid invoices. MDI calculated a fair value of $21,000 for these shares based on the market value of the shares on the date of issuance and recorded the amount as satisfaction of the vendor's accounts payable balance as of December 31, 2004 based on a settlement agreement.

         In December 2004, MDI issued 16,666 shares of common stock to a former-employee as part of a settlement. MDI calculated a fair value of $1,333 for these shares based on the market value of the shares on the date of issuance and recorded the amount as satisfaction of the accrued wage balance as of December 31, 2004 based on a settlement agreement.

         Beginning in December 2004, MDI began an offering of common stock to accredited investors in exchange for cash. MDI also granted each investor a warrant to purchase common stock at an exercise price of $0.10 per share, with the first $250,000 of investment to receive 50% warrant coverage and subsequent investors to receive 25% coverage. Through December 31, 2004, the Company had received an aggregate $250,000 and issued an aggregate 4,166,667 shares of restricted common stock and warrants to purchase 2,083,334 shares of common stock. MDI valued the warrants at $208,333 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the 2004 fiscal year.

         Warrants. Between January 2004 and March 2004, MDI issued an aggregate 2,252,581 warrants with an exercise price of $0.20 per share to Bridge I investors upon conversion of their notes per the indenture agreement. MDI valued the warrants at $369,066 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the first quarter of fiscal 2004.

         In March 2004, MDI issued 67,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $13,400 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the first quarter of fiscal 2004.

         In March 2004, MDI issued 500,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $95,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the first quarter of fiscal 2004.

         In April 2004, MDI issued 47,230 warrants with an exercise price of $0.20 per share to Bridge I investors upon conversion of their notes per the indenture agreement. MDI valued the warrants at $9,474 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the 2004 fiscal year.

         In May 2004, MDI issued warrants to purchase an aggregate 119,042 shares of common stock of the Company with exercise prices ranging from $0.15 to $0.16 per share to non-employee service vendors in lieu of payment for unpaid service invoices. MDI valued the warrants at $18,181 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         In May 2004, MDI issued warrants to purchase 500,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $76,200 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the second quarter of fiscal 2004.

         In June 2004, MDI issued warrants to purchase an aggregate 364,942 shares of common stock of the Company with exercise prices ranging from $0.16 to $0.17 per share to non-employee service vendors in lieu of payment for unpaid service invoices. MDI valued the warrants at $42,368 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         In June 2004, MDI issued warrants to purchase 780,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $73,320 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the second quarter of fiscal 2004.

         In June 2004, MDI issued warrants to purchase 681,625 shares of common stock of the Company with an exercise price of $0.18 per share to a non-employee broker-dealer for past financial services. MDI valued the warrants at $62,914 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the second quarter of fiscal 2004.

         In August 2004, MDI issued warrants to purchase 500,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee consultant for past services. MDI valued the warrants at $45,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the third quarter of fiscal 2004.

         In September 2004, MDI issued warrants to purchase an aggregate 200,000 shares of common stock of the Company with an exercise price of $0.10 per share to a non-employee professional services firm for past investor relations services. MDI valued the warrants at $18,400 using the Black-Scholes valuation model and recorded the amount as an administrative expenses in the third quarter of fiscal 2004.

         In September 2004, MDI issued warrants to purchase 20,000 shares of common stock of the Company with an exercise price of $0.20 per share to a non-employee consultant for past services. MDI valued the warrants at $1,780 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the third quarter of fiscal 2004.

         In September 2004, MDI issued warrants to purchase 25,000 shares of common stock of the Company with an exercise price of $0.20 per share to a non-employee service vendor in lieu of payment for unpaid services. MDI valued the warrants at $2,225 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         In November 2004, MDI issued warrants to purchase 300,000 shares of common stock of the Company with an exercise price of $0.20 per share to a professional services firm for past investor relations services. MDI valued the warrants at $18,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the fourth quarter of fiscal 2004.

         In December 2004, MDI issued 196,489 warrants with an exercise price of $0.20 per share to Bridge I investors upon conversion of their notes per the indenture agreement. MDI valued the warrants at $19,649 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the 2004 fiscal year.

         In general, each of the above warrants expires five years from the date of issuance and is exercisable immediately upon issuance. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws. The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.

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

         Conversions
         .........
         Bridge I. During the fiscal year ended December 31, 2004, holders of an aggregate $1,325,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of approximately $173,000 into 9,985,182 shares of unregistered common stock of the Company.

         Bridge II. During the fiscal year ended December 31, 2004, holders of an aggregate $2,146,000 principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of approximately $251,000 into 17,619,242 shares of unregistered common stock of the Company. Included in the such conversion amounts are amounts due Peter P. Gombrich, the Company's former Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which converted into 2,113,987 shares of unregistered common stock.

         Preferred Stock. During the fiscal year ended 2004, several holders converted an aggregate 434,750 shares of Series B convertible preferred stock, including cumulative dividends due thereon, into 2,280,798 shares of unregistered common stock.

         During the fiscal year ended 2004, several holders converted an aggregate 930,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 5,703,816 shares of unregistered common stock.

         During the fiscal year ended 2004, several holders converted an aggregate 27,166 shares of Series E convertible preferred stock, including cumulative dividends due thereon, into 935,483 shares of unregistered common stock.

         Please  refer  to Note 7 - Notes  Payable  and  Note 8 -  Stockholders'
Equity in the Notes to our Consolidated Financial Statements for more information on the Bridge I and Bridge II promissory notes and the Company's preferred stock.

         MDI issues securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations such that it reasonably believes that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to MDI's filings with the Securities and Exchange Commission.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         During the fourth quarter of fiscal year 2004, neither the Company nor any affiliated purchaser of the Company purchased equity securities of MDI.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

         These forward-looking statements are based on beliefs of our management as well as current expectations, projections and assumptions currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully under the caption "Risk Factors" herein and include our ability to raise capital; our ability to settle litigation; our ability to retain key employees; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors.

         Should one or more of such risks or uncertainties materialize or should underlying expectations, projections or assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We believe that our expectations with regard to forward-looking statements are based upon reasonable assumptions within the bounds of our current business and operational knowledge, but we cannot be sure that our actual results or performance will conform to any future results or performance expressed or implied by any forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Overview

         Molecular Diagnostics, Inc., formerly Ampersand Medical Corporation and successor to Bell National Corporation, is a biomolecular diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. MDI is currently focused on the design, development and marketing of its InPath(TM) System and related image analysis systems. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor's office.

         The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We are developing a series of products to address these criteria including sample collection devices, chemical and biological tests, and analysis instruments and related software.

         Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require significant additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

         The Company has incurred significant operating losses since its inception. The Company has raised approximately $35,000,000 since March 1998. Management expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and to develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon it securing substantial additional financing. During 2004 and 2003, MDI raised approximately $4,236,000 and $2,980,000, respectively, through the issuance of convertible debt. In addition, during 2004 MDI raised $810,000 through the issuance of common stock. From January 1, 2005 through March 31, 2005, MDI raised an additional $576,500 through the issuance of common stock. Management's plans include substantial efforts to obtain additional capital. If the Company is unable to obtain additional capital or generate profitable sales revenues, however, it may be required to curtail its product development and other activities and may be forced to cease operations.

Critical Accounting Policies and Significant Judgments and Estimates

         Revenue Recognition. The Company recognizes revenue upon shipment of product and invoicing. Revenue from training services and professional services is recognized when the service is completed.

         Licenses, Patents, and Technology. Licenses, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are capitalized when incurred. Costs related to abandoned or denied patent applications are written off at the time of abandonment or denial. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which can range from two to 17 years. The Company assesses licenses, patents, & technology periodically for impairment.

         Stock Compensation. As permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," MDI uses the intrinsic value method to account for stock options as set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees

         Share-Based Payment. The "Share-Based Payment" Statement of Financial Accounting Standards No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Adoption of this financial statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         Application of Black-Scholes Valuation Model. In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 4.85% and 5.00% for the 2004 and 2003 periods, respectively, a volatility factor of 131% and 208%, respectively, and a fair value of the underlying common shares of closing market price on the date of the grant for both periods. The expected life equaled the term of the warrants, options, or restricted shares.

         For a more detailed discussion, see Note 2 - Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements included herewith.

Results of Operations

         Fiscal Year Ended December 31, 2004 as compared to Fiscal Year
                             Ended December 31, 2003

         Revenue

         Revenues of $243,000 for the fiscal year ended December 31, 2004 represented a decrease of $136,000, or 35.9%, over revenues of $379,000 for 2003. The 2004 revenue decrease was the result of decreases in the sales of AccuMed-related products and services. Based on a settlement with MonoGen at the end of fiscal 2004, MDI will no longer sell AccuMed and AcCell systems, but will sell its new fully integrated AIPS workstation through a distribution partner.

         Revenues for the year 2003 were $379,000, a decrease of $338,000, or 47%, over revenues for the year 2002. The 2003 revenue decrease was the result of decreases in the sales of AccuMed-related products and services. Revenues and related costs and expenses were adjusted in 2003 to reflect the liquidation of MDI's French subsidiary, Samba, and its reclassification as a discontinued operation.

         Costs and Expenses

         Cost of Goods Sold

         Cost of goods sold for the fiscal year ended December 31, 2004 amounted to $24,000, a decrease of $119,000 or 83.2% over 2003 cost of goods sold of $143,000. The cost of goods sold amount for the fiscal year ended December 31, 2004 is related to the shipment of the two automated microscopy systems during the year. The overall decrease was due to the reduction in the number of AcCell instruments sold and the receipt of royalty-related income only for the year based on the two AccuMed systems under a license agreement.

         Cost of goods sold for 2003 amounted to $143,000, a decrease of $103,000, or 42%, over 2002 cost of goods sold. The decrease was primarily the result of a reduction in the number of AcCell instruments sold during the year.

         Research and Development

         We devote a substantial amount of our resources to research and development related to our products, including markers, tests, instruments and software applications.

         In 2004, our research and development expenses were $834,000, an increase of $254,000, or 43.8% over 2003. The increase was the result of preliminary preparation activities for the clinical trial process during 2004, which accounted for a $211,000 increase in trial costs and related payroll of $135,000. These increases were offset by a decrease in medical advisory consulting fees of $92,000.

         In 2003, our research and development expenses were $580,000, a decrease of $2,672,000, or 82.2%, over 2002 research and development expenses. The decrease was the result of not having a clinical trial in progress during 2003, which provided a $1,585,000 reduction in trial costs and related reductions in payroll of $305,000 and consulting fees of $699,000..........

         Research and development expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; and payroll-related costs for in-house engineering, scientific, laboratory, software development, and research management staff.

         In order to reduce the cash impact of our research and development expenses, a portion of the compensation paid to consultants may be in the form of awards of our common stock (with restrictions attached) or grants of options to purchase our common stock. Since these awards and/or option grants cover services to be performed over a future time period, we are required to calculate their market value at the end of each reporting period until the work is complete. Included in the above research and development expense amount for 2003 are non-cash expenses of $12,000 related to the calculated cost of share awards and options that were charged to expense in the period. There were no non-cash transactions related to share awards and options in 2004.

         Selling, General and Administrative

         Significant components of selling, general and administrative expenses are compensation costs for executive, sales and administrative personnel; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; recruitment fees; marketing-related costs; and amortization and depreciation.

         In 2004, selling, general and administrative expenses were $5,216,000, a decrease of $1,014,000 or 16.3% over the year ended December 31, 2003. The decrease includes reductions amounting to $763,000 in financing costs, $269,000 in investor relations costs, $250,000 in depreciation and amortization and $300,000 in professional and other general and administrative costs generated by the Company's overall expense reduction plan. These reductions were offset by an increase in legal costs of $130,000 related to the negotiation and execution of various legal settlements the Company entered into during 2004 and $438,000 relating to a legal judgment awarded to Monsun in a case against Mr. Gombrich with respect to his personal guaranty of a Company note. (See Note 13 - Legal Proceedings in the Notes to our Consolidated Financial Statements for a discussion of this case.)

         In 2003, selling, general and administrative expenses were $6,230,000, a decrease of $1,490,000, or 19.3% over similar expenses of 2002. The decrease included reductions amounting to $964,000 in legal expenses, $921,000 in payroll related to the staffing reductions and $1,384,000 in professional and other general and administrative costs generated by the Company's overall expense reduction plan. These reductions were offset by an increase in financing costs of $1,969,000 related to the Bridge II convertible note offering costs.

         In order to reduce our cash selling, general and administrative expenses, we may issue shares of our common stock (with restrictions attached) or grant options or warrants to purchase shares of our common stock, in lieu of compensation or payments for financial advisory work, including advice on deal structure, fees, investor relations and introductory services, and general financial and investment advice. If the services are completed, we record an expense based on the value of the services. If the services are to be completed over a future period of time, we are required to calculate a market value for the shares, options, or warrants at the end of each reporting period until the services are completed. Included in the above selling, general and administrative expense amounts for 2004 and 2003 are non-cash expenses of $1,455,000 and $1,615,000, respectively, related to the calculated cost of these share awards, options and warrants, charged to expense in each period.

         Impairment Loss

         In 2003, MDI recorded an impairment loss of $283,000 related to the write-off of the full amount of MDI's goodwill recorded on the acquisition of AccuMed. At December 31, 2003, management determined several factors, principally that contracts and sales relating to the AccuMed products failed to materialize, indicating that the carrying value of goodwill from the AccuMed acquisition was impaired. No impairment loss was recorded in 2004.

         Other Income and Expense

         Interest Income

         We had no interest income during 2004 or 2003.

         Interest Expense

         Interest expense, including interest expense to related parties, decreased $1,252,000 for the fiscal year ended December 31, 2004 to $2,003,000, a decrease of 38.5% over the same period of 2003. Bridge I, II, III, IV, and related party convertible promissory notes in principal amounts totaled $6,341,000 and $6,208,000 for the fiscal years ended December 31, 2004 and 2003, respectively. The change included an increase in interest expense of $228,000 related to the increase in the notes and a decrease of $1,423,000 related to the amortization of debt discount arising from the beneficial conversion feature of certain of the notes. The amortized debt discount amount decreased due to an increase in the duration of the new Bridge III and IV notes issued during the period ended December 31, 2004 in relation to the shorter maturity periods of the Bridge I and II notes issued during 2001 through 2003.

         In 2003, our interest expense amounted to $3,255,000, an increase of $1,668,000 or 105.1% over 2002 interest expense. The increase related to an increase of $1,236,000 in amortization of debt discount arising from the beneficial conversion feature of Bridge II convertible promissory notes and $1,500,000 in Bridge II interest expense on such promissory notes. The increases were offset by a reduction in interest expense of $1,050,000 related to the return shares and warrants related to the payoff of the Round Valley Capital, LLC loan in 2003.

         Restructuring Settlements

For the fiscal year ended December 31, 2004, MDI recorded $1,008,000 as a gain from the settlement of various litigation and credit payment matters. For the fiscal year ended December 31, 2003, the Company included $525,000 of restructuring settlements in the "Other Income and Expense, Net" line item.

         Loss on Litigation Settlements

         During 2004, the Company was party to legal settlements involving intangible assets of the Company and as part of the agreement terms, recorded a loss as described in the following table:

         Issuance of Promissory Note to MonoGen, Inc.                                                     $  305,000
         Inventory given in settlement to MonoGen, Inc.                                                       57,000
         Net book value of AccuMed intangible assets given in settlement to MonoGen                        5,919,000
         Net book value of HPV technology license agreement cancelled in settlement with Invirion, Inc.      569,000
                                                                                                          ----------
                                           Total Loss on Litigation Settlements                           $6,850,000
                                                                                                          ==========

         (See Note 13 - Legal Proceedings in the Notes to our Consolidated Financial Statements for a discussion of these cases and related settlement agreements.)

         Other Income and Expense, Net

         In 2004, MDI had $10,000 in Other Income related to a gain on currency conversions and other matters. In 2003, MDI recorded $308,000 in the "Other Income and Expense, Net" line item, which included $525,000 in restructuring income due to the settlement of outstanding accounts payable. In addition, the Company recorded the realization of a currency translation loss of $220,000 related to Samba's operations.

         Discontinued Operations

         The Company's subsidiary Samba, which had maintained its normal operations under the protection of the French Commercial Court during 2003, was liquidated by a court-appointed administrator on December 19, 2003. Upon the December 2003 bankruptcy liquidation sale, we lost all rights and title to the Samba's assets and reflected a loss from discontinued operations of $75,000 and a gain from involuntary conversion of $292,000 in 2003. The Company did not record any loss from discontinued operations for the fiscal year ended December 31, 2004.

         Net Loss

         The net loss for the fiscal year ended December 31, 2004 before preferred dividends totaled $13,567,000 compared with $9,804,000 for the same period in 2003, a increase of $3,763,000 or 38.4%. The increase primarily resulted from a one-time write-off of approximately $6,850,000 in connection with legal settlements entered into by the Company in the fourth quarter of 2004. This charge consisted primarily of a non-cash write-off of intangible assets. In addition, cumulative dividends on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $1,034,000 for the fiscal year ended December 31, 2004, compared with $1,473,000 for the same period in 2003. The combined net loss applicable to common stockholders for the fiscal year ended December 31, 2004 was $14,601,000, or $0.19 per share, on 76,964,553 weighted average common shares outstanding, compared with the net loss and net loss available to common stockholders for the fiscal year ended December 31, 2003 of $11,060,000, or $0.27 per share, on 40,695,186 weighted average common shares outstanding.

         The weighted average shares outstanding during the fiscal year ended December 31, 2004 include the shares issued or issuable upon conversion of Series B, Series C, and Series E convertible preferred stock during the period, and the conversion of Bridge I and Bridge II convertible promissory notes. The Bridge I and II note conversions resulted in the issuance of an aggregate 27,604,424 shares of common stock; the Series B, C and E convertible preferred stock conversions resulted in the issuance of an aggregate 8,920,097 shares of common stock.

Liquidity and Capital Resources

         Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity securities to limited numbers of U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $3,962,000 and $2,560,000 during 2004 and 2003, respectively, to fund our operating activities.

         We experienced severe liquidity problems during the second half of 2004. As a result, we were forced to cut staff and reduce our operations to a minimum level. Officers refrained from drawing salaries during portions of the third and fourth quarters of 2004 in order to reduce demands on our limited cash position. We were able to raise funds under the Bridge III and Bridge IV convertible promissory notes as well as the sale of common stock during 2004, although the proceeds of these note and common stock offerings were used to satisfy certain obligations coming due at that time as well as for the payment of a limited amount of current operational expenses.

         At December 31, 2004, we had $11,000 cash on hand, an increase of $11,000 over cash on hand at December 31, 2003 of zero. This cash position results from our loss from operations and our inability to raise sufficient new capital due to very unfavorable conditions in financing markets, both public and private, for companies in general, and especially for small life sciences companies such as ours. We were unable to raise sufficient funds during the year to maintain adequate cash reserves and to meet the ongoing operational needs of the business.

         We incurred approximately $187,000 and $18,000 in capital expenditures for the years ended December 31, 2004 and 2003, respectively. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and a useful life in excess of one year. The increase in 2004 capital expenditures resulted from an increase in design and tooling costs of approximately $159,000 related to the re-design of the e2 Collector handle and new AIPS integrated workstation. To the extent available, we intend to use some proceeds from our financing in the fiscal year 2005 for completion of the e2 Collector production molds, completion of the AIPS final design changes and additional laboratory equipment as necessary.

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

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements.

Item 7.           Financial Statements

         Our consolidated financial statements for the years ended December 31, 2004 and 2003, together with the reports of Altschuler, Melvoin and Glasser LLP dated April 13, 2005 and April 9, 2004 thereon and the notes thereto and the report of Auditeurs & Conseils Associes dated April 8, 2004 on the Financial Statements of Samba Technologies, SARL, are filed as part of this Annual Report on Form 10-KSB commencing on page F-1 and are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Resignation of Prior Auditors

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

         In connection with the audits of our financial statements for each of the two fiscal years ended December 31, 2000 and 2001, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

         In accordance with paragraph 304(a) of Regulation S-B, we report that a letter from Ernst & Young LLP to our Audit Committee dated April 8, 2002 reported material weaknesses related to the following matters, which were also discussed directly between our Audit Committee and Ernst & Young LLP:

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

         In a meeting with our Audit Committee on August 13, 2002, management reported to such committee that it had developed procedures, forms, checklists and reporting packages to address these weaknesses and some progress had been made to improve our system of internal controls.

         We authorized Ernst & Young LLP to respond fully to the inquiries of the successor auditor regarding these matters.

Engagement of New Auditors

         The Company engaged Altschuler Melvoin and Glasser LLP as our auditors for the fiscal years ended December 31, 2004, 2003 and 2002. The engagement was effective April 30, 2003. Until April 30, 2003, we did not consult with Altschuler, Melvoin and Glasser LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Altschuler, Melvoin and Glasser LLP has not provided us with a written report or oral advice regarding such principles or audit opinion.

Item 8A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on that review and evaluation, the chief executive officer and chief financial officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported within the specified time periods.

Changes in Internal Controls

         During the fourth fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.          Other Information

         During the first quarter of 2005, the Company elected to request the return of shares from Seaside Investments Plc in connection with a proposed transaction with Seaside pursuant to which the Company issued 11,000,000 shares of restricted common stock in exchange for registered shares of such investment company. The proposed transaction was never consummated. In addition, during the last quarter of 2004 and the first quarter of 2005, the Company negotiated several settlements of pending legal actions, which settlements may be deemed material. See "Recent Developments" under Item 1 and Item 3 - Legal Proceedings for a description of these matters.

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant

         Certain of the information required by this item is set forth below. The remainder will be contained in our Definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's 2004 fiscal year, and is incorporated herein by reference.

         Name                               Age      Offices and Positions Held with the Company
         ----                               ---      -------------------------------------------
         Denis M. O'Donnell, M.D........    51       President and Chief Executive Officer, Director
         Dennis L Bergquist.............    44       Chief Financial Officer
         Peter P. Gombrich*.............    67       Chairman of the Board, Executive Vice President, Director

*Resigned from all positions in March 2005.

         Denis M. O'Donnell, M.D. was appointed President and Chief Executive Officer in February 2004 and has been a director of the Company since December 1998. From 1997 to 2003, he was a Managing Director of Seaside Advisors, L.L.C., an investment advisor to Seaside Partners, LP, a private equity firm. Prior to joining Seaside Advisors, Dr. O'Donnell was President of Novavax, Inc., a
company engaged in the development of pharmaceutical products, from its inception in 1995 to 1997. Dr. O'Donnell currently serves as a director of Novavax and was Chairman of the Board of Directors of Novavax from May 2000 until April 2005 and Vice Chairman of the Board from June 1999 to May 2000. From 1991 to 1995, Dr. O'Donnell served as Corporate Vice President of Medical Affairs of Novavax. Prior to joining Novavax in 1991, Dr. O'Donnell was Director of the Clinical Research Center at MTRA, Inc. a company engaged as an investigator in human clinical trails. Dr. O'Donnell has been a director of ELXSI Corporation since 1996 and of Columbia Laboratories, Inc., a pharmaceutical company, since 1999. Dr. O'Donnell is a Fellow of the American College of Clinical Pharmacology.

         Dennis L Bergquist was appointed Chief Financial Officer in June 2003. Mr. Bergquist is a principal and founder of Bergquist & Bergquist, a financial consulting firm, established in 1990. Mr. Bergquist was Chief Financial Officer of DCNL Incorporated, a privately-held beauty supply manufacturer and distributor from 1997 until its sale in 1998 to Helen of Troy, Inc. As both a consultant and Chief Financial Officer, he has been involved in raising private equity and various forms of secured and line-of-credit financing. Mr. Bergquist has a Bachelor of Science degree in Business Administration - Accounting from California State University - Fresno and an MBA in Finance from Cornell University. Mr. Bergquist is a licensed Certified Public Accountant in the State of California.

         Peter P. Gombrich was Chief Executive Officer of the Company from 1998 until his resignation on February 19, 2004 and was Chairman of the Board and a member of our Board of Directors from December 1998 until his resignation in March 2005. Mr. Gombrich was appointed Executive Vice President of the Company in February 2004, which position he also resigned in March 2005. Mr. Gombrich served as Chairman of the Board and Chief Executive Officer of InPath, LLC, a bio-molecular medical testing company, since he founded that company in March 1998. InPath was acquired by the Company in December 1998. In 1994, Mr. Gombrich founded AccuMed International, Inc., a cytopathology products company, and served as Chairman, President and Chief Executive Officer of AccuMed until January 1998. From 1990 until he founded AccuMed in 1994, Mr. Gombrich was a consultant in the cytology and microbiology industries. Mr. Gombrich has a Bachelor of Science degree in Electrical Engineering from the University of Colorado/Denver and a Masters in Business Administration from the University of Denver.

Code of Ethics

         The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company filed its code as an exhibit to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on April 14, 2004.

Item 10.          Executive Compensation

         The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's 2004 fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's 2004 fiscal year. See also the information included in Item 5 of this Form 10-KSB relating to the Company's equity compensation plans and Note 11 - Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements.

Item 12.          Certain Relationships and Related Transactions

         The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's 2004 fiscal year.

Item 13.          Exhibits

(*) Denotes an exhibit filed herewith.

(+) Denotes a management contract or compensatory plan, contract or arrangement.

Exhibit No.                        Description
-----------                        -----------

2.1 Stock and Membership Interest Exchange Agreement dated as of December 4, 1998 among Bell National Corporation, InPath, LLC and the InPath Members (as such term is defined therein). (Incorporated herein by reference to Appendix A to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30,1999 (the "1999 Proxy Statement").)

2.2 Agreement and Plan of Merger of Bell National Corporation and Ampersand Medical Corporation. (Incorporated herein by reference to Appendix C to 1999 Proxy Statement.)

2.3 Agreement and Plan of Merger by and among AccuMed International, Inc., AccuMed Acquisition Corp. and Ampersand Medical Corporation, dated as of February 7, 2001, and Amendment No. 1 thereto. (Incorporated herein by reference to Appendix I to Registration Statement (as amended) on Form S-4, No. 333-61666, as filed on May 25, 2001 (the "May 2001 S-2").)

Exhibit No.                        Description
-----------                        -----------

3.1 Certificate of Incorporation of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Appendix D to 1999 Proxy Statement.)

3.2 By-laws of Ampersand Medical Corporation. (Incorporated herein by reference to Appendix E to the 1999 Proxy Statement.)

3.3          Certificate  of  Designation,  Preferences  and  Rights of Series A
             Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.5 to the Ampersand Medical Corporation Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2000, as filed on March 29, 2001 (the "2000 10-K").)

3.4          Certificate  of  Designation,  Preferences  and  Rights of Series B
             Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.6 to the 2000 10-K.)

3.5 Certificate of Incorporation of Molecular Diagnostics, Inc., as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 26, 2001.)

3.6 Section 6 of Article VII of the By-laws of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Exhibit 3.3 to the May 2001 S-2.)

3.7 Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of Molecular Diagnostics, Inc. (Incorporated herein by reference to Exhibit 3.4 to the Company's
             Registration Statement on Form S-2 (as amended), File No. 333-83578, as filed on February 28, 2002 (the "February 2002 S-2").)

3.8 Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.5 to the February 2002 S-2.)

3.9 Certificate of Amendment of Amended Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.6 to the February 2002 S-2.)

3.10 Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.7 to the February 2002 S-2.)

3.11         Certificate  of  Designation,  Preferences  and  Rights of Series E
             Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.8 to the February 2002 S-2.)

3.12 Certificate of Amendment to Certificate of Incorporation of the Company, dated August 5, 2004. (Incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended June 30, 2004, as filed on August 16, 2004 (the "2004 2Q 10-QSB").)

4.1 Form of Common Stock Purchase Warrant, as executed by Bell National Corporation on December 4, 1998, with respect to each of Peter P. Gombrich, Theodore L. Koenig, William J. Ritger, Fred H. Pearson, Walter Herbst, AccuMed International, Inc., Northlea Partners Ltd., and Monroe Investments, Inc. (collectively, the "InPath Members"). (Incorporated herein by reference to Exhibit 3 of the Schedule 13D filed jointly by the InPath Members on December 14, 1998.)

4.2 Common Stock Purchase Warrant issued to Holleb & Coff on July 4, 1999 representing the right to purchase 250,000 shares of Common
             Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.3 to the Ampersand Medical Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 31, 2000 (the "1999 10-K").)

Exhibit No.                        Description
-----------                        -----------

4.3 Common Stock Purchase Warrant issued to Osprey Partners on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.15 to the 2000 10-K.)

4.4 Common Stock Purchase Warrant issued to Univest Management, Inc. on November 22, 2000 representing the right to purchase 100,000 shares of Common Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.16 to the 2000 10-K.)

4.5 Common Stock Purchase Warrant issued to Azimuth Corporation on December 1, 2000 representing the right to purchase 50,000 shares of Common Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.17 to the 2000 10-K.)

4.6 Common Stock Purchase Warrant issued to Azimuth Corporation on December 8, 2000 representing the right to purchase 1,000,000 shares of Common Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.18 to the 2000 10-K.)

4.7 Common Stock Purchase Warrant issued to Azimuth Corporation on February 7, 2001 representing the right to purchase 1,000,000 shares of Common Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.19 to the 2000 10-K.)

4.8 Common Stock Purchase Warrant dated August 17, 2001 in favor of Azimuth Corporation with an issue date of August 6, 2001, representing the right to purchase 250,000 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.24 to the Registration Statement on Form S-4 (as amended), File No. 333-61666, as filed on August 24, 2001 (the "August 2001 S-4").)

4.9 Common Stock Purchase Warrant issued to Cadmus Corporation on July 26, 2001 representing the right to purchase 250,000 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.23 to the August 2001 S-4.)

4.10 Common Stock Purchase Warrant dated August 17, 2001 in favor of Northlea Partners, Ltd. with an issue date of August 6, 2001, representing the right to purchase 62,500 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.27 to the August 2001 S-4.)

4.11 Common Stock Purchase Warrant dated August 17, 2001 in favor of Azimuth Corporation with an issue date of July 26, 2001, representing the right to purchase 500,000 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.25 to the August 2001 S-4.)

4.12 Common Stock Purchase Warrant issued to Azimuth Corporation on August 17, 2001 representing the right to purchase 25,000 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.26 to the August 2001 S-4.)

4.13 Common Stock Purchase Warrant issued to Tucker Anthony Incorporated on July 10, 2001 representing the right to purchase 150,000 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.25 to the February 2002 S-2).

4.14 Common Stock Purchase Warrant issued to Schwartz, Cooper, Greenberger & Krauss, Chartered on February 13, 2002 representing the right to purchase 750,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.30 to Amendment No. 1 to the Registration Statement on Form S-2, File No. 333-83578, as filed on June 21, 2002 (the "June 2002 S-2").)

Exhibit No.                        Description
-----------                        -----------

4.15 Common Stock Purchase Warrant issued to Monsun AS on April 1, 2002 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.31 to the June 2002 S-2.)

4.16 Form of Common Stock Purchase Warrant issued to Cell Solutions, LLC on October 11, 2001 representing the right to purchase 172,120 shares of common stock. (Incorporated herein by reference to Exhibit 4.32 to the June 2002 S-2.)

4.17 Form of Common Stock Purchase Warrant issued in connection with certain Bridge I financing in June 2002. (Incorporated herein by reference to Exhibit 4.33 to the June 2002 S-2.)

4.18 Common Stock Purchase Warrant issued to Richard A. Domanik, M.D, with an issue date of May 31, 2002, representing the right to purchase 51,493 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.34 to the Registration Statement on Form S-2, File No. 333-100150, as filed on September 27, 2002 (the "September 2002 S-2").)

4.19 Amendment No. 1, dated August 19, 2002, to the Common Stock Purchase Warrant issued in connection with certain Bridge I financing. (Incorporated herein by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed on July 21, 2003 (the "2002 10-K").)

4.20 Form of Common Stock Purchase Warrant to be issued in connection with certain Bridge II Financing beginning in October 2002.
             (Incorporated  herein  by  reference  to  Exhibit  4.37 to the 2002
             10-K.)

4.21 Common Stock Purchase Warrant issued to Qwestar Resources on November 1, 2002 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.38 to the 2002 10-K.)

4.22 Common Stock Purchase Warrant issued to Suzanne M. Gombrich on April 2, 2003 representing the right to purchase 1,000,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.39 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed on August 13, 2003 (the "2003 2Q 10-QSB").)

4.23 Common Stock Purchase Warrant issued to Dan Burns on August 20, 2003 representing the right to purchase 1,100,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit
             4.40 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed on November 19, 2003 (the "2003 3Q 10-QSB").)

4.24 Common Stock Purchase Warrant issued to Dan Burns on September 16, 2003 representing the right to purchase 935,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit
             4.41 to the 2003 3Q 10-QSB.)

4.25 Common Stock Purchase Warrant issued to David Weissberg on September 16, 2003 representing the right to purchase 400,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.42 to the 2003 3Q 10-QSB.)

4.26 Common Stock Purchase Warrant issued to Reid Jilek on September 2, 2003 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit
             4.43 to the 2003 3Q 10-QSB.)

4.27 Common Stock Purchase Warrant issued to Dan Burns on March 19, 2004 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed on May 18, 2004 (the "2004 1Q 10-QSB").)

Exhibit No.                        Description
-----------                        -----------

4.28 Common Stock Purchase Warrant issued to Dan Burns on March 4, 2004 representing the right to purchase 67,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 1Q 10-QSB.)

4.29 Common Stock Purchase Warrant issued to Dan Burns on May 5, 2004 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-QSB for the quarter ended June 30, 2004, as filed on August 16, 2004 (the "2004 2Q 10-QSB").)

4.30 Common Stock Purchase Warrant issued to Dan Burns on June 4, 2004 representing the right to purchase 530,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 2Q 10-QSB.)

4.31 Common Stock Purchase Warrant issued to Don Hancock on June 4, 2004 representing the right to purchase 250,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.3 to the 2004 2Q 10-QSB.)

4.32 Form of common stock purchase warrant issued to private placement agents on June 15, 2004 representing the right to purchase an aggregate 681,625 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.4 to the 2004 2Q 10-QSB.)

4.33 Form of common stock purchase warrant issued to vendors as part of restructuring settlements during the quarter ended June 30, 2004 representing the right to purchase an aggregate 483,984 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.5 to the2004 2Q 10-QSB.)

4.34 Common Stock Purchase Warrant issued to Reid Jilek on August 26, 2004 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit
             4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed on November 15, 2004 (the "2004 3Q 10-QSB").)

4.35 Common Stock Purchase Warrant issued to Ken Sgro on September 15, 2004 representing the right to purchase 192,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit
             4.2 to the 2004 3Q 10-QSB.)

4.36 Common Stock Purchase Warrant issued to James Fallon on September 15, 2004 representing the right to purchase 8,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit
             4.3 to the 2004 3Q 10-QSB.)

4.37 Common Stock Purchase Warrant issued to Jorge Leon, Ph.D., on September 15, 2004 representing the right to purchase 25,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.4 to the 2004 3Q 10-QSB.)

4.38 Common Stock Purchase Warrant issued to Jan L. Dorfman on September 15, 2004 representing the right to purchase 20,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit
             4.5 to the 2004 3Q 10-QSB.)

4.39* Common Stock Purchase Warrant with an issue date of July 18, 2003 in favor of Azimuth Corporation representing the right to purchase 2,875,000 shares of common stock of the Company.

4.40* Common Stock Purchase Warrant with an issue date of July 18, 2003 in favor of Cadmus Corporation representing the right to purchase 3,625,000 shares of common stock of the Company.

Exhibit No.                        Description
-----------                        -----------

10.1+ Employment Agreement, dated May 1, 1998, between Peter P. Gombrich and InPath, LLC, as amended on December 4, 1998. (Incorporated herein by reference to Exhibit 10.6 of the Ampersand Medical Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed on March 31, 1999 (the "1998 10-K").)

10.2+ 1999 Equity Incentive Plan established as of June 1, 1999, as amended. (Incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, as filed on July 1, 2004.)

10.3+        1999  Employee  Stock  Purchase  Plan.   (Incorporated   herein  by
             reference to Appendix G to the 1999 Proxy Statement.)

10.4         $500,000  Convertible  Promissory  Note  issued  to  Monsun,  AS on
             November  1, 2000.  (Incorporated  herein by  reference  to Exhibit
             10.23 to the 2000 10-K.)

10.5 Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C, dated May 18, 2000, pertaining to premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610. (Incorporated by reference to Exhibit 10.32 to the 2000 10-K.)

10.6 First Amendment to Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C., dated February 13, 2001, pertaining to additional premises at 414 N. Orleans, Suite 503, Chicago, Illinois 60610 and extending the term of the original lease until February 28, 2006. (Incorporated by reference to Exhibit 10.33 to the 2000 10-K.)

10.7 $25,000 Promissory Note issued to Northlea Partners, Ltd. on August 6, 2001. (Incorporated herein by reference to Exhibit 10.41 to the August 2001 S-4.)

10.8 Form of Convertible Promissory Note issued in connection with certain Bridge I financing beginning in March 2002. (Incorporated herein by reference to Exhibit 10.42 to the 2002 10-K.)

10.9 Amendment No. 1 to Convertible Promissory Note issued in connection with certain Bridge I financing dated August 20, 2003. (Incorporated herein by reference to Exhibit 10.43 to the 2002 10-K.)

10.10 Form of Bridge II Convertible Promissory Note Indenture, including Form of Convertible Promissory Note, Form of Security Agreement, Form of Collateral Sharing Agreement, and Form of Warrant issued in connection with certain Bridge II Financing beginning in October 2002. (Incorporated herein by reference to Exhibit 10.44 to the 2002 10-K.)

10.11 Consulting Agreement, made as of November 11, 2003, by and between the Company and CEOCast, Inc. (Incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed April 14, 2004 (the "2003 10-KSB").)

10.12 Consulting Agreement, effective as of August 4, 2003, between the Company and Redwood Consultants, LLC, (Incorporated herein by reference to Exhibit 10.46 to the 2003 10-KSB.)

10.13 Amendment No.1 to the 12% Convertible Secured Promissory Note issued in connection with certain Bridge II financing in October 2002. (Incorporated herein by reference to Exhibit 10.47 to the 2003 3Q 10-QSB.)

10.14 Amendment No. 1 dated July 31, 2003 to the Indenture dated October 1, 2002 issued in connection with certain Bridge II financing in October 2002 (Incorporated herein by reference to Exhibit 10.48 to the 2003 3Q 10-QSB.)

Exhibit No.                        Description
-----------                        -----------

10.15        Form of consulting  agreement with Dan Burns and Eugene  Martineau.
             (Incorporated herein by reference to Exhibit 10.49 to the 2003 3Q 10-QSB.)

10.16 Proposal for consulting agreement with Reid Jilek. (Incorporated herein by reference to Exhibit 10.50 to the 2003 3Q 10-QSB.)

10.17 Form of Subscription Agreement for Bridge III $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.47 to the 2003 10-KSB.)

10.18 Form of Note for Bridge III $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.48 to the 2003 10-KSB.)

10.19 Form Registration Rights Agreement issued in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.49 to the 2003 10-KSB.)

10.20 Form of General Security Agreement by the Company in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.50 to the 2003 10-KSB.)

10.21        Form of Warrant  issued in  connection  with  Bridge III  Offering.
             (Incorporated herein by reference to Exhibit 10.51 to the 2003 10-KSB.)

10.22        Form  of   Subscription   Agreement   for   Bridge   IV   Offering.
             (Incorporated herein by reference to Exhibit 4.3 to the 2004 1Q 10-QSB.)

10.23 Form of Note for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.4 to the 2004 1Q 10-QSB.)

10.24        Form  of  General  Security   Agreement  for  Bridge  IV  Offering.
             (Incorporated herein by reference to Exhibit 4.5 to the 2004 1Q 10-QSB.)

10.25        Form of  Registration  Rights  Agreement  for  Bridge IV  Offering.
             (Incorporated herein by reference to Exhibit 4.6 to the 2004 1Q 10-QSB.)

10.26 Form of Subscription Agreement for the Company's August 2004 common stock offering. (Incorporated herein by reference to Exhibit 4.6 to the 2004 3Q 10-QSB.)

10.27 Settlement Agreement, effective as of October 14, 2004, by and among the Company, AccuMed and MonoGen, Inc. and accompanying License Agreement, made as of October 14, 2004, by and between MonoGen, Inc., the Company and AccuMed. (Incorporated herein by reference to Exhibit 4.8 to the Company's Form 10-QSB/A for the quarter ended September 30, 2004, as filed on November 17, 2004.)

10.28* Form of Subscription Agreement for the Company's common stock offering beginning in December 2004.

10.29* General Release and Settlement Agreement, effective as of July 18, 2003, by and among the Company, Azimuth Corporation and Cadmus Corporation.

10.30* Agreement, made as of December 31, 2004, between British Columbia Cancer Agency Branch and the Company, AccuMed and Oncometrics.

Exhibit No.                        Description
-----------                        -----------

10.31* Settlement Agreement, entered into as of December 2004, by and between Bruce Patterson and Invirion, Inc. and the Company.

10.32* Lease proposal letter agreement, dated September 22, 2004, from Spectrum Real Estate Services to the Company pertaining to the lease of premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610 to be effective as third amendment to original lease.

10.33* Strategic alliance agreement entered into by the Company in November 2004

14 Code of Ethics and Business Conduct of Officers, Directors and Employees of Molecular Diagnostics, Inc. (Incorporated herein by reference to Exhibit 99.1 to the 2003 10-KSB.)

21*          Subsidiaries of the Company

23.1*        Consent of Altschuler, Melvoin and Glasser LLP

31.1*        Certification   of  the  Chief   Executive   Officer  of  Molecular
             Diagnostics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*        Certification   of  the  Chief   Financial   Officer  of  Molecular
             Diagnostics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*        Certification   of  the  Chief   Executive   Officer  of  Molecular
             Diagnostics, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*        Certification   of  the  Chief   Financial   Officer  of  Molecular
             Diagnostics, Inc., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

         The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's 2004 fiscal year.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOLECULAR DIAGNOSTICS, INC.

                                            By: /s/ DENIS M. O'DONNELL, M.D.
                                               ---------------------------------
                                                Denis M. O'Donnell, M.D.
                                                Chief Executive Officer

Date: April 14, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Signature                                              Title                              Date
                       ---------                                              -----                              ----
/S/            DENIS M. O'DONNELL, M.D.                       Director, President and Chief Executive       April 14, 2005
---------------------------------------------------
               Denis M. O'Donnell, M.D.                       Officer (Principal Executive Officer)

/s/              DENNIS L. BERGQUIST                          Chief Financial Officer                       April 14, 2005
---------------------------------------------------
                  Dennis L. Bergquist                         (Principal Accounting Officer)

/s/               ALEXANDER M. MILLEY                         Director                                      April 14, 2005
---------------------------------------------------
                  Alexander M. Milley

/S/                   JOHN ABELES                             Director                                      April 14, 2005
---------------------------------------------------
                      John Abeles

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Molecular Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Molecular Diagnostics, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at item 14. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Samba Technologies, SARL, a wholly-owned subsidiary, which statements reflect results from discontinued operations of $217,000 for the year ended December 31, 2003. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Samba Technologies, SARL for the year ended December 31, 2003, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Molecular Diagnostics, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Chicago, Illinois
April 13, 2005

                         Report of Independent Auditors

To The Stockholders of
SARL Samba Technologies

In our opinion the balance sheets, income statements, statements of cash flows and of changes in stockholder's equity of SARL Samba Technologies, present a true and fair view of the Company's financial position as of December 31, 2003 and the results for the year then ended and has been prepared in accordance with U.S. Generally Accepted Accounting Principles and is suitable for inclusion in the consolidated accounts of Molecular Diagnostics, Inc.

                                         /s/ AUDITEURS & CONSEILS ASSOCIES

Paris, France
April 8, 2004

                          PART I--FINANCIAL INFORMATION

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                               December 31,
                                                                                                          ---------------------
                                                                                                            2004          2003
                                                                                                          --------     --------
                                     Assets

Current Assets:

Cash and cash equivalents ............................................................................    $     11     $     --
Accounts receivables, net of allowance for doubtful accounts of $0 and $50 at December 31, ...........
         2004 and 2003, respectively .................................................................          30           26
Inventories ..........................................................................................          48           94
Deferred financings costs ............................................................................          80          307
Prepaid expenses and other current assets ............................................................          14            7
                                                                                                          --------     --------
              Total current assets ...................................................................         183          434
Fixed Assets, net ....................................................................................         326          374
Other Assets:
Licenses, patents, and technology, net of amortization ...............................................          20        6,907
                                                                                                          --------     --------

              Total assets ...........................................................................    $    529     $  7,715
                                                                                                          ========     ========

                   Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:

Checks issued in excess of amounts on deposit ........................................................    $     --     $      5
Accounts payable .....................................................................................       4,426        5,540
Accrued payroll costs ................................................................................       1,084        1,745
Accrued expenses .....................................................................................       1,944        1,401
Deferred revenue .....................................................................................          25           50
Due to stockholder ...................................................................................          38           53
Lease obligation .....................................................................................         110          279
Notes payable--related party .........................................................................          70        1,092
Notes payable ........................................................................................       4,955        6,099
                                                                                                          --------     --------
              Total current liabilities ..............................................................      12,652       16,264
                                                                                                          --------     --------

Stockholders' Equity (Deficit):

Preferred stock; $0.001 par value; shares authorized 10,000,000; 1,119,192 and 2,511,108 shares issued and outstanding at December 31, 2004 and 2003, respectively (Liquidation value of all
              classes of preferred stock $14,636,679 at December 31, 2004) ...........................       7,767       12,894
Common stock, $0.001 par value; 300,000,000 shares authorized; 99,792,292 and 45,830,928 shares issued and 99,600,204 and 45,638,840 shares outstanding at December 31, 2004 and
              2003, respectively .....................................................................         100           46
Additional paid-in capital ...........................................................................      45,961       29,553
Treasury stock; 192,088 shares at December 31, 2004 and 2003 .........................................        (327)        (327)
Accumulated deficit ..................................................................................     (65,565)     (50,673)
Accumulated comprehensive loss--Cumulative translation adjustment ....................................         (59)         (42)
                                                                                                          --------     --------
              Total stockholders' equity (deficit) ...................................................     (12,123)      (8,549)
                                                                                                          --------     --------
              Total liabilities and stockholders' equity (deficit) ...................................    $    529     $  7,715
                                                                                                          ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                            Year Ended December 31,
                                                        -----------------------------
                                                            2004             2003
                                                        ------------     ------------
Net Sales ..........................................    $        243     $        379
Costs and Expenses:
        Cost of goods sold .........................              24              143
        Research and development ...................             834              580
        Selling, general and administrative expenses           5,216            6,230
        Impairment loss ............................              --              283
                                                        ------------     ------------
Total costs and expenses ...........................           6,074            7,236
                                                        ------------     ------------
Operating loss .....................................          (5,831)          (6,857)
                                                        ------------     ------------
Other income (expense):
        Interest expense--related party ............             (53)            (104)
        Interest expense ...........................          (1,950)          (3,151)
        Restructuring settlements ..................           1,008               --
        Gain on sale of fixed assets ...............              99               --
        Loss on litigation settlements .............          (6,850)              --
        Other, net .................................              10              308
                                                        ------------     ------------
        Total other income (expense) ...............          (7,736)          (2,947)
                                                        ------------     ------------
Loss from continuing operations before income taxes          (13,567)          (9,804)
Income taxes .......................................              --               --
                                                        ------------     ------------
Loss from continuing operations ....................         (13,567)          (9,804)
Discontinued operations:
        Gain from involuntary conversion ...........              --              292
        Results from discontinued operations .......              --              (75)
                                                        ------------     ------------
Net loss ...........................................    $    (13,567)    $     (9,587)
                                                        ============     ============
Preferred stock dividends ..........................          (1,034)          (1,473)
                                                        ------------     ------------
Total dividends ....................................          (1,034)          (1,473)
                                                        ------------     ------------
Net loss applicable to common stockholders .........    $    (14,601)    $    (11,060)
                                                        ============     ============
Basic and fully diluted net loss per common share ..    $       (.19)    $       (.27)
                                                        ============     ============
Weighted average number of common shares outstanding      76,964,553       40,695,186
                                                        ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                             2004         2003
                                                                                           --------     --------
Operating Activities:
     Net loss .........................................................................    $(13,567)    $ (9,587)
         Amortization of debt discount ................................................       1,085        2,507
         Depreciation and amortization ................................................         575          869
         Amortization of fees .........................................................         362          460
         Fixed assets in exchange for services ........................................          --            8
         Gain on sale of fixed assets .................................................         (99)         (34)
         Return of fixed assets in exchange for relief of indebtedness ................         149           --
         Loss on intangible assets upon legal settlement ..............................       6,488           --
         Stock, warrants, and options issued to non-employees for services ............       1,489        2,108
         Notes issued in payment of expenses ..........................................         446          429
         Compensation expense related to stock appreciation rights and restricted stock          --           12
         Impairment of goodwill .......................................................          --          283
         Changes in assets and liabilities:
              Accounts receivable .....................................................          (4)         304
              Inventories .............................................................          47          351
              Refundable taxes ........................................................          --           60
              Due from stockholder ....................................................         (16)         529
              Prepaid expenses and other current assets ...............................        (141)        (531)
              Checks issued in excess of amounts on deposit ...........................          (5)           5
              Accounts payable ........................................................        (882)         242
              Deposits ................................................................          --          (24)
              Deferred revenue ........................................................         (25)        (720)
              Lease obligation ........................................................        (169)          --
              Accrued expenses ........................................................         305          169
                                                                                           --------     --------
Net cash used for operating activities ................................................      (3,962)      (2,560)
                                                                                           --------     --------
Cash used in investing activities:
     Expenditures for licenses, patents, and technology ...............................         (20)          --
     Capital purchases ................................................................        (187)         (18)
                                                                                           --------     --------
     Net cash used for investing activities ...........................................        (207)         (18)
                                                                                           --------     --------
Cash flows from financing activities:
     Proceeds from issuance of convertible notes payable ..............................       4,236        1,965
     Proceeds from issuance of convertible notes payable, related party ...............          --        1,015
     Proceeds from issuance of common stock ...........................................         810           --
     Payments of notes payable ........................................................        (894)        (623)
     Proceeds from sale of fixed assets ...............................................          28           83
                                                                                           --------     --------
     Net cash provided by financing activities ........................................       4,180        2,440
Effect of exchange rate changes on cash and cash equivalents ..........................          --           96
                                                                                           --------     --------
Net increase/(decrease) in cash and cash equivalents ..................................          11          (42)
Cash and cash equivalents at beginning of period ......................................           0           42
                                                                                           --------     --------
Cash and cash equivalents at end of period ............................................    $     11     $      0
                                                                                           ========     ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest ..............................................................................    $    135     $    868
Non-cash transaction during the period for:
Deferred financing costs ..............................................................    $  1,329     $  1,663
Preferred stock and cumulative dividends converted into common stock ..................    $  6,451     $  4,508
Notes issued in payment of expenses ...................................................    $    446     $    429

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                          Preferred Stock             Common Stock                                          Note
                                         Par Value $0.001            Par Value $0.001     Treasury Stock    Additional   Receivable
                                        -------------------         ------------------   -----------------    Paid-In       From
                                        Shares       Amount         Shares      Amount   Shares     Amount    Capital    Stockholder
                                        ------       ------         ------      ------   ------     ------    -------    -----------
January 1, 2003 ....................   2,781,024    $16,958       36,440,700     $ 37    192,088    $(327)    $19,557         $--
Comprehensive Loss:
   Net loss ........................                     --                        --                              --          --
   Foreign currency translation ....                     --                        --                              --          --

   Total net comprehensive
   Loss ............................
Series A preferred stock
   converted to common .............     (35,437)      (159)          15,478       --                  --         159          --
Series C preferred stock
   and cumulative dividends
   converted to common .............     (66,000)      (198)         380,403       --                  --         228          --
Series E preferred stock, conversion
   premium and cumulative
   dividends converted to common ...    (168,479)    (3,707)       5,150,744        5                  --       4,110          --
Deferred compensation expense
   For unvested options issued in
   acquisition .....................                     --                        --                  --          --          --
Common stock issued for services ...                     --        4,480,888        5                  --       1,095          --
Common stock issued for
   exercise of warrants ............                     --          352,500       --                  --          --          --
Common stock issued
   as collateral and cancelled .....                     --       (6,461,364)      (6)                 --        (104)         --
Beneficial conversion feature
   on convertible notes ............                     --                        --                  --       2,823          --
Bridge I conversion ................                     --          368,579       --                  --          72          --
Bridge II conversion ...............                     --        5,103,000        5                  --         505          --
Warrants issued for services .......                     --                        --                  --       1,108          --
                                                    -------       ----------     ----               -----     -------         ---
December 31, 2003 ..................   2,511,108    $12,894       45,830,928     $ 46    192,088    $(327)    $29,553         $--
Comprehensive Loss:
   Net Loss ........................                     --                        --                  --          --          --
   Foreign currency translation ....                     --                        --                  --          --          --

Total net comprehensive
   Loss ............................                     --                        --                  --          --          --



                                          Deferred  Accumulated Comprehensive  Stockholder's
                                       Compensation   Deficit       Loss      Equity (Deficit)
                                       ------------   -------       ----      ----------------
January 1, 2003 ....................      $(11)     $(40,642)      $(151)        $ (4,579)
Comprehensive Loss:
   Net loss ........................        --        (9,587)         --           (9,587)
   Foreign currency translation ....        --            --         109              109
                                                                                 --------
   Total net comprehensive
   Loss ............................                                               (9,478)
Series A preferred stock
   converted to common .............        --            --          --               --
Series C preferred stock
   and cumulative dividends
   converted to common .............        --           (30)         --               --
Series E preferred stock, conversion
   premium and cumulative
   dividends converted to common ...        --          (414)         --               (6)
Deferred compensation expense
   For unvested options issued in
   acquisition .....................        11            --          --               11
Common stock issued for services ...        --            --          --            1,100
Common stock issued for
   exercise of warrants ............        --            --          --               --
Common stock issued
   as collateral and cancelled .....        --            --          --             (110)
Beneficial conversion feature
   on convertible notes ............        --            --          --            2,823
Bridge I conversion ................        --            --          --               72
Bridge II conversion ...............        --            --          --              510
Warrants issued for services .......        --            --          --            1,108
                                          ----      --------       -----         --------
December 31, 2003 ..................      $ --      $(50,673)      $ (42)        $ (8,549)
Comprehensive Loss:
   Net Loss ........................        --       (13,567)         --          (13,567)
   Foreign currency translation ....        --            --         (17)             (17)
                                                                                 --------
Total net comprehensive
   Loss ............................        --            --          --          (13,584)

                 The accompanying notes are an integral part of
                          these financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                          Preferred Stock             Common Stock                                          Note
                                         Par Value $0.001            Par Value $0.001     Treasury Stock    Additional   Receivable
                                        -------------------         ------------------   -----------------    Paid-In       From
                                        Shares       Amount         Shares      Amount   Shares     Amount    Capital    Stockholder
                                        ------       ------         ------      ------   ------     ------    -------    -----------
Series B preferred stock and
   cumulative dividends
   converted to common .............    (434,750)    (1,739)       2,280,798        2                  --       2,279          --
Series C preferred stock and
   cumulative dividends
   converted to common .............    (930,000)    (2,790)       5,703,816        6                  --       3,417          --
Series E preferred stock and
   cumulative dividends
   converted to common .............     (27,166)      (598)         935,483       --                  --         748          --
Bridge I conversions ...............                     --        9,985,182       10                  --        1487          --
Bridge II conversions ..............                     --       17,619,242       18                  --       2,377          --
Sales of common stock ..............                     --       10,988,096       11                  --         799          --
Common stock issued for
   services ........................                     --        3,024,333        3                  --         284          --
Common stock issued in
   lieu of debt ....................                     --        2,647,748        3                  --         266          --
Common stock issued to
   employees .......................                     --          216,666       --                  --          14          --
Common stock issued for
   financing fees ..................                     --          560,000        1                  --          47          --
Beneficial conversion feature
   on convertible notes ............                     --                        --                  --       3,394          --
Warrants issued with debt ..........                     --                        --                  --         619          --
Warrants issued for financing
   fees ............................                     --                        --                  --         529          --
Warrants issued for services .......                     --                        --                  --          84          --
Warrants issued in settlement
   of debt .........................                     --                        --                  --          64          --
                                       ---------    -------       ----------     ----    -------    -----     -------         ---
December 31, 2004 ..................   1,119,192    $ 7,767       99,792,292     $100    192,088    $(327)    $45,961         $--
                                       =========    =======       ==========     ====    =======    =====     =======         ===



                                           Deferred  Accumulated Comprehensive  Stockholder's
                                        Compensation   Deficit       Loss      Equity (Deficit)
                                        ------------   -------       ----      ----------------
Series B preferred stock and
   cumulative dividends
   converted to common .............         --          (542)         --               --
Series C preferred stock and
   cumulative dividends
   converted to common .............         --          (633)         --               --
Series E preferred stock and
   cumulative dividends
   converted to common .............         --          (150)         --               --
Bridge I conversions ...............         --            --          --            1,497
Bridge II conversions ..............         --            --          --            2,395
Sales of common stock ..............         --            --          --              810
Common stock issued for
   services ........................         --            --          --              287
Common stock issued in
   lieu of debt ....................         --            --          --              269
Common stock issued to
   employees .......................         --            --          --               14
Common stock issued for
   financing fees ..................         --            --          --               48
Beneficial conversion feature
   on convertible notes ............         --            --          --            3,394
Warrants issued with debt ..........         --            --          --              619
Warrants issued for financing
   fees ............................         --            --          --              529
Warrants issued for services .......         --            --          --               84
Warrants issued in settlement
   of debt .........................         --            --          --               64
                                           ----      --------       -----         --------
December 31, 2004 ..................       $ --      $(65,565)      $ (59)        $(12,123)
                                           ====      ========       =====         ========

                 The accompanying notes are an integral part of
                          these financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

Note 1.           The Company and Basis of Presentation

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

         MDI is a biomolecular diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. MDI is currently focused on the design, development and marketing of its InPath(TM) System and related image analysis systems. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic, or doctor's office.

         In addition to AccuMed and Oncometrics Imaging Corp., a wholly-owned subsidiary of AccuMed, MDI had another wholly-owned subsidiary, Samba Technologies, SARL ("Samba"). MDI acquired all of the assets of Samba in January 1999 from Unilog Regions, SA for approximately $500,000 in cash. Samba designed, developed, and marketed web-enabled, software-based systems for image analysis, image capture, and image transmission and management for clinical and industrial applications. A majority of reported revenues since inception of MDI were generated by Samba. Commencing December 20, 2002, Samba operated under the protection of the French Commercial Court in compliance with the bankruptcy laws of France. During 2003, MDI was unable to raise sufficient capital to enable it to provide funds to Samba to meet its obligations. On December 19, 2003, the French Commercial Court finalized the liquidation sale of Samba's assets. Upon completion of the bankruptcy liquidation sale, MDI lost all rights and title to Samba's assets, including Samba's software. MDI reflected the involuntary liquidation of Samba's assets by the French Commercial Court in its December 31, 2003 financial statements and subsequent financial statements as discontinued operations.

         The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of its plans and its ability to continue as a going concern depend upon its securing substantial additional financing. Management's plans include efforts to obtain additional capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be unable to resume its product development and other activities and may be forced to cease operations.

Note 2.           Summary of Significant Accounting Policies

         Principles of Consolidation.

         The  consolidated  financial  statements  include  the  Company and its
wholly-owned   subsidiaries.   All   significant   inter-company   balances  and
transactions have been eliminated in consolidation.

         Use of Estimates.

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Recent Accounting Pronouncements

         Accounting for Stock-Based Compensation-Transition and Disclosure

         In December 2003, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148). This Statement, which is effective for years ended after December 15, 2003 amends SFAS No. 123, "Accounting for Stock-Based
Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The enhanced disclosure provisions as defined by SFAS 148 are included in Note 11 of this report.

         Share-Based Payment

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Adoption of this financial statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         Exchanges of Nonmonetary Assets

         In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29." This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nomonetary exchange has commercials substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         Inventory Costs

         In November 2004, FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         Goodwill and Other Intangible Assets

         The Company adopted FAS 142 effective January 1, 2002. The Company completed its initial review of goodwill and intangible assets during the first quarter of 2002. An additional review was conducted during the second quarter of 2003, in accordance with the adoption of FAS 142, resulting in no impairment of goodwill or intangible assets for the year ended December 31, 2002. A further review was conducted in the first quarter of 2004 with the result being the write-off of the goodwill recorded from the AccuMed acquisition for the year ended December 31, 2003.

         Impairment or Disposal of Long-Lived Assets

         At  each  balance   sheet  date  or  whenever   events  or  changes  in
circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

         Revenue Recognition

         MDI recognizes revenue upon shipment of product to customers and invoicing, and no remaining Company obligations or contingencies exist. In the case of sales of software by former wholly-owned subsidiary Samba, revenue was recognized upon shipment if persuasive evidence of an arrangement existed; sufficient vendor-specific objective evidence existed to support allocating the total fee to all elements of the arrangement; the fee was fixed or determinable; and collection was probable.

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

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         Inventory of Instruments, Component Parts and Labor

         Inventory of instruments and component parts consisted of AcCell instruments and component parts necessary to manufacture AcCell instruments as of December 31, 2004 and 2003. The manufacturing process is carried out in the facilities of a third-party contractor. Inventory is stated at the lower-of-cost-or-market; cost is determined by the first-in-first-out method.

         Property and Equipment

         Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives. Principal useful lives are as follows:

        Furniture and fixtures...................................     5 years
        Laboratory equipment.....................................     5 years
        Computer and communications equipment....................     3 years
        Leasehold improvements...................................     Useful life or term of lease,  whichever is
                                                                      shorter

         Normal maintenance and repairs for property and equipment are charged to expense as incurred, while significant improvements are capitalized.

         Licenses, Patents, and Technology

         Licenses, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are expensed when incurred. Costs related to abandoned patents are written off at the time of abandonment. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to 17 years. The Company assesses licenses, patents, and technology periodically for impairment.

         Research and Development Costs

         Research and development costs are charged to operations as incurred. MDI conducts a portion of its research activities under contractual arrangements with scientists, researchers, universities, and other independent third parties.

         Foreign Currency Translation

         The functional currency of the Company's foreign operations is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars using year-end exchange rates, and all revenues and expenses are translated using average exchange rates during the year.

         Other Comprehensive Income (Loss)

         Translation adjustments related to the Company's foreign operations are included in other comprehensive loss and reported separately in stockholders' equity (deficit). Realized translation losses arising from the liquidation of Samba's assets by the French Commercial Court are included in the accompanying statement of operations for 2003.

         Net Loss Per Share

         Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. MDI's calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. Cumulative and deemed dividends on convertible preferred shares totaled approximately $3,569,000 and $4,768,000 at December 31, 2004 and 2003,
respectively. Loss per share applicable to common stockholders was $0.19 and $0.27 for the years then ended December 31, 2004 and 2003, respectively. Potential common shares include stock underlying convertible notes and convertible preferred stock, accrued interest on convertible notes payable in common stock, cumulative dividends on preferred stock payable in common stock, and stock issuable upon exercise of stock options and warrants. The weighted-average number of options and warrants to purchase common stock using the treasury stock method for 2004 and 2003 was 867,818 and 1,960,467 shares, respectively.

         Income Taxes

         MDI follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting carrying amounts and the respective tax bases of assets and liabilities, and are measured using tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Valuation allowances are provided against deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

Note 3.           Fixed Assets

         Fixed assets consist of the following at December 31 (in thousands):

                                                                                                2004         2003
                                                                                                ----         ----
         Furniture and fixtures..........................................................      $  116       $   114
         Laboratory equipment............................................................         595           741
         Computer and communications equipment...........................................         320           313
         Design and tooling..............................................................         160            --
         Leasehold improvements..........................................................          28            28
                                                                                               ------       -------
                                                                                                1,219         1,196
         Less accumulated depreciation and amortization..................................        (893)         (822)
                                                                                               ------       -------
                 Total...................................................................      $  326       $   374
                                                                                               ======       =======

         Aggregate Depreciation Expense

         For the years ended December 31, 2004 and 2003, aggregate depreciation expense for fixed assets was $156,000 and $257,000, respectively.

Note 4.           Licenses, Patents, Technology and Goodwill

         Licenses, patents, technology and goodwill include the following at December 31 (in thousands):

                                                                                                2004         2003
                                                                                                ----         ----
         Licenses........................................................................      $   20       $ 1,013
         Patent costs....................................................................         133           133
         MDI Technology Agreement........................................................          --         7,230
         LabCorp. Technology Agreement...................................................         260           260
                                                                                               ------       -------
         Subtotal........................................................................         413         8,636
         Less accumulated amortization...................................................        (393)       (1,729)
                                                                                               ------       -------
                 Total...................................................................      $   20       $ 6,907
                                                                                               ======       =======

         Goodwill     ...................................................................      $   --       $    --
                                                                                               ======       =======

         In 2004, MDI was party to a legal settlement with MonoGen, Inc. involving technology owned by MDI's subsidiary, AccuMed. The dispute was resolved, resulting in the transfer to MonoGen of all MDI ownership and rights to AccuMed intellectual property. The transferred technology is not used in the Company's InPath(TM) cervical screening system. The settlement resulted in a net $5,919,000 loss reflected in adjustments to the MDI Technology Agreement and accumulated amortization balances.

         In 2004, MDI was also party to a legal settlement with Invirion, Inc. and Dr. Bruce Patterson over the validity of a technology license. Pursuant to the settlement agreement, MDI agreed to the cancellation of the license, which resulted in a net $569,000 loss reflected in adjustments to the licenses and accumulated amortization balances.

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

         Aggregate Amortization Expense

For the years ended December 31, 2004 and 2003, aggregate amortization expense for licenses, patents, technology and goodwill was $419,000 and $612,000, respectively.

Estimated Amortization Expense

                                                         Year Ended December 31,
                  2005........................................    $  --
                  2006........................................    $   1
                  2007........................................    $   1
                  2008........................................    $   1
                  2009........................................    $   1

         During 2004 and 2003, the Company recorded all costs related to the prosecution of patents as legal expenses.

Note 5.           Accrued Expenses

         Accrued expenses includes the following at December 31 (in thousands):

                                                                                             2004            2003
                                                                                             ----            ----
         Accrued interest.............................................................      $   994        $    704
         Accrued interest--related party..............................................           25             115
         Accrued settlement costs.....................................................          438              --
         Accrued taxes................................................................          476             476
         Other accrued expenses.......................................................           11             106
                                                                                            -------        --------
                 Total................................................................      $ 1,944        $  1,401
                                                                                            =======        ========

         MDI was delinquent in paying a portion of federal and state employee and employer payroll taxes for 2003, 2002, and 2001. The delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004. The delinquent federal payroll taxes relating to 2001 were paid in full in January 2005.

         The Company owed $97,000 and $686,000 as of December 31, 2004 and 2003, respectively, in 2001 federal payroll taxes, which were included in accrued payroll costs in the accompanying balance sheet.

         MDI is also delinquent in filing certain federal and state income tax returns for 2003 and 2002 and is working to complete and file the returns. The delinquent federal and state income tax returns for 2001 were filed in March 2005.

Note 6.           Notes Payable--Related Parties

         Notes payable to related parties at December 31 (in thousands) consist of:

                                                                                                     2004      2003
                                                                                                     ----      ----
         Northlea Partners, Ltd., $25,000 Promissory Note issued August 6, 2001;
                interest rate 15% per annum ....................................................    $   25    $   25
         Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001;
                interest rate 9% per annum .....................................................        15        15
         Northlea Partners, Ltd., $15,000 Bridge II convertible promissory note issued
                May 1, 2003; interest rate 12% per annum (see description under Bridge II
                notes in Note 7-Notes Payable for other terms and conditions) ..................        15        15
         Suzanne M. Gombrich, $1,000,000 convertible promissory note issued April 2, 2003;
                maturity date April 2, 2004 or earlier; interest rate 12% per annum; convertible into common stock at $0.10 per share; beneficial conversion
                feature valued at $970,000; 1,000,000 warrants at exercise .....................        --       761
         Peter P. Gombrich, $305,667 Bridge II convertible promissory note issued
                December 5, 2003; interest rate 12% per annum (see description under Bridge II
                notes in Note 7-Notes Payable for other terms and conditions) ..................        --       251
         Robert Shaw, $25,000 Promissory Note issued September 20, 2001;
                interest rate 9% per annum .....................................................        15        25
                                                                                                    ------    ------
                                                                                                    $   70    $1,092
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

         Further, Peter Gombrich was owed $37,299 and $52,953 at December 31, 2004 and December 31, 2003, respectively for previous advances to the Company. MDI has classified the amount due to Mr. Gombrich under the current liabilities heading "Due to stockholder" in the accompanying balance sheet.

         Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable-related parties due to the uncertainty regarding repayment or possible conversion and the Company's current financial condition.

Note 7.           Notes Payable

         Notes payable to unrelated parties at December 31 (in thousands) consist of:

                                                                                                        2004        2003
                                                                                                        ----        ----
         Bridge I Convertible  Promissory Notes; due December 31, 2002; interest rate 7% per annum;  convertible  into common stock at 75% of the market price on date of conversion;  beneficial  conversion feature valued at $1,042,000 at June
                30, 2002; Bridge Warrants at an exercise price of $0.25 per share; additional
                warrants at an exercise price equal to 150% of note conversion price ..............    $  750    $2,075
         Bridge II Convertible Promissory Notes; due July 31, 2003; interest rate
                12%/15% per annum;  convertible  into common  stock at $0.10 or $0.15 per share;
                beneficial  conversion feature valued at $1,777,000 and $330,000 at December 31,
                2003 and 2002, respectively;
                warrants at an exercise price of $0.15 or $0.20 per share .........................     1,285     2,845
         Bridge III Convertible Promissory Notes; due December 31, 2008; interest rate 10%
                per  annum;  convertible  into  common  stock at $0.10 per  share;  beneficial conversion feature valued at $1,604,000 at June 30, 2004; warrants at an
                exercise price of $0.15 per share .................................................       268        --
         Bridge IV Convertible Promissory Notes; due December 31, 2008; interest rate 10%
                per  annum;  convertible  into  common  stock at $0.10 per  share;  beneficial conversion feature valued at $1,791,000 at June 30, 2004; warrants at an
                exercise price of $0.15 per share .................................................     1,085        --
         Monsun, AS, $500,000 Promissory Note issued November 1, 2000; due July 31, 2002;
                interest rate 20% per annum, compounded into principal amount;
                beneficial conversion feature valued at $125,000 at November 1, 2000 ..............       782       641
         Trek Diagnostic Systems, $80,000 Promissory Note issued July 31, 2002; due in equal
                installments on September 1, 2002 and December 1, 2002 ............................        --        15
         O.P., LLC, $29,390 Promissory Note issued May 12, 2003; interest at 7% per annum;
                monthly principal payments of $1,316 plus interest commencing June 1, 2003;
                due April 2005 ....................................................................         6        24
         MonoGen, Inc., $305,000 Promissory Note issued October 14, 2004; interest at 14% per annum; first installment of $25,000 due November 1, 2004 with monthly
                principal and interest installments of $10,000 thereafter; due January 1, 2007 ....       305        --
         Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest
                rate Canadian Prime plus 6% per annum; represents a debt of AccuMed ...............        34        34
         Ungaretti and Harris LLP, $211,368 Secured Promissory Note issued May 8, 2003; interest
                at 12% per annum; due September 30, 2003 ..........................................       149       149
         Ernst & Young LLP, $30,800 Promissory Note issued July 17, 2003; interest at 12% per annum
                commencing January 1, 2003; due December 31, 2003 .................................        31        31
         Western Economic Diversification, $221,000 Promissory Note issued June 1989; no interest;
                represents a debt of Oncometrics ..................................................       239       222
         Ventana Medical Systems, Inc., $62,946 Promissory Note issued November 30, 2003; due
                December 31, 2003; interest at 8% per annum payable after December 31, 2003 .......        21        63
                                                                                                       ------    ------
                                    Total:                                                             $4,955    $6,099
                                                                                                       ======    ======

         Bridge I. In 2002, MDI issued an aggregate $3,185,000 in Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the Company's common stock on the date of conversion. In addition, MDI issued to each holder a warrant that entitled each such holder to purchase one share of common stock at an exercise price of $0.25 per share for each dollar of principal. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. In addition, at the time of conversion of the note, each holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for these warrants as of December 31, 2004. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature.

         In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. In November 2003, two Bridge I note holders converted $50,000 in principal amount of notes and $5,287 in accrued interest into 368,579 shares of unregistered common stock. Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were offered warrants to purchase one new share for every four shares acquired by the noteholder upon exercise of such holder's conversion rights under the notes. This offer continued to remain outstanding as of December 31, 2004.

         During the twelve months ended December 31, 2004, holders of $1,325,000 principal amount of Bridge I convertible promissory notes elected to convert their notes and related accrued interest of approximately $173,000 into 9,985,182 shares of unregistered common stock. The remaining $750,000 in principal Bridge I notes remained unconverted and outstanding at December 31, 2004.

         Bridge II. Beginning in October 2002, MDI began an issue of up to $4,000,000 in Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note (see discussion above) and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company's then-Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $334,909 and $1,826,743 to reflect amortization of the discount during the twelve months ended December 31, 2004 and 2003, respectively.

         At the time MDI completes significant additional funding plans, as outlined in the subscription agreement for the Bridge II notes, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. In September 2003, an amendment to the Bridge II convertible promissory notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture also offered an increase in the warrant coverage ratio from 25% to 33%. The Bridge II offering was closed as of December 5, 2003.

         For the 12 months ended December 31, 2004, holders of $2,146,000 principal amount of Bridge II convertible promissory notes elected to convert their notes and related accrued interest of approximately $251,000 into 17,619,242 shares of unregistered common stock. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's former Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into an aggregate 2,113,987 shares of unregistered common stock. The remaining $1,300,000 in principal Bridge II notes remained unconverted and outstanding at December 31, 2004.

         Bathgate Capital Partners, LLC - Bridge III. Beginning in January 2004, Bathgate Capital Partners, LLC began an offering of a maximum of $4,000,000 and a minimum of $1,500,000 in Bridge III Convertible Promissory Notes to accredited investors on behalf of the Company. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security interest in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008.

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

         o A portion of the Bridge II Convertible Promissory Note holders converted their notes into common shares; and

         o Peter P. Gombrich, MDI's then-current Chairman and CEO, would resign his position as CEO of the Company.

With the exception of the conversion of Suzanne Gombrich's note, which was converted following stockholder approval of an increase in the number of authorized shares of common stock of the Company in July 2004, these requirements were satisfied on April 2, 2004 and the Company issued $1,500,000 in convertible promissory notes in exchange for cash. The funds were used for repayment of the Suzanne Gombrich note, payment of taxes, and working capital. On May 21, 2004, the Company issued an additional $162,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $208,595 to reflect amortization of the discount during the 12 months ended December 31, 2004. Through December 31, 2004, the Company had issued $1,662,500 in principal amount of Bridge III convertible promissory notes in exchange for cash.

         Bridge IV. Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion price of the notes issued to date has been less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $499,000 and $1,292,000 at June 30, 2004 and March 31, 2004, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $302,288 to reflect amortization of the discount during the 12 months ended December 31, 2004.

         The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security interest in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008. Through December 31, 2004, the Company had issued $2,573,500 in principal amount of Bridge IV convertible promissory notes in exchange for cash.

         Monsun. On November 1, 2000, MDI issued a convertible promissory note to Monsun, AS ("Monsun") in exchange for $500,000 in cash. The note bears interest at the rate of 20% per year and was originally due 12 months from the date of issue. The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share.

         On October 31, 2001, Monsun and MDI agreed to the first extension of the maturity date of the note until January 31, 2002. As consideration for the first extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 100,000 shares of common stock of MDI at an exercise price of $0.60 per share. On January 31, 2002, Monsun and MDI agreed to the second extension of the maturity date of the note until June 30, 2002. As consideration for the second extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.30 per share. A fair value of $4,110 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. On April 1, 2002, Monsun and MDI agreed to the third an final extension of the maturity date until July 31, 2002. As consideration for the third extension agreement, MDI issued a five-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.70 per share. A fair value of $8,287 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. In November 2002, MDI issued 200,000 shares of common stock of MDI as a default penalty on the note. A fair value of $42,000 for the shares was calculated using the market price of the common stock on the date the shares were issued and recorded as financing expenses during 2002. MDI made payments against the principal of the note amounting to $117,266 and recorded interest expense, in addition to the amounts mentioned above, of $80,200 during 2002.

         In January 2003, Monsun initiated a legal action against Peter Gombrich, MDI's then-Chairman, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. Monsun was successful in obtaining a legal judgment of approximately $675,000 related to the note balance and accrued interest against Mr. Gombrich as personal guarantor. In addition, Monsun was granted an award of approximately $438,000 for attorneys' fees against Peter Gombrich as the personal guarantor. The award for legal fees has been recorded as an accrued expense. (See Note 5 - Accrued Expense) The Company continues to negotiate the terms of a settlement of the outstanding balance due. (See Note 13 - Legal Proceedings)

         Trek Diagnostic Systems. In July 2002, MDI agreed to settle a claim brought by Trek Diagnostic Systems, Inc. against AccuMed regarding alleged breaches of representations and warranties in a certain agreement under which Trek purchased the microbiology business of AccuMed in 2000. In July 2002, MDI issued a promissory note to Trek in the amount of $80,000, payable in two equal installments on September 1, 2002 and December 1, 2002. MDI made the first payment due on September 1, 2002 but did not make the second payment, causing a default on the note. Through a court ordered action Trek was able to obtain payments totaling $27,692 during the fourth quarter of 2003. In the first quarter of 2004, a final settlement of $12,000 was reached for complete and final settlement of the outstanding note balance.

         MonoGen, Inc. In October 2004, MDI entered into a settlement agreement with MonoGen, Inc. relating to a arbitration proceeding brought against AccuMed and Oncometrics for alleged breaches in connection with certain license and related agreements among the parties. MDI issued a promissory note to MonoGen in the amount $305,000, payable in a initial installment of $25,000 on November 1, 2004 and monthly installments thereafter of $10,000 until the note is paid in full, and agreed to transfer to MonoGen certain assets. Inasmuch as the assets were not timely transferred, and because the initial $25,000 payment to be made under the note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004.

         Ungaretti and Harris LLP. In March 2005, MDI entered into a settlement agreement, related to a lawsuit filed by Ungaretti and Harris for unpaid legal fees, for $150,000 payable in installments of $25,000 commencing March 22, 2005 with subsequent payments due in ninety day increments until the balance is paid in full.

         See Note 13 - Legal Proceedings for a description of the legal proceedings regarding or giving rise to the above notes.

         Defaults. Specific events of default have occurred on a significant majority of the outstanding notes payable issued by MDI, including the Bridge I and Bridge II convertible promissory notes, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun convertible promissory note and the MonoGen note payable, which are the subject of legal actions described in Note 13 - Legal Proceedings, MDI has not received any written declarations of default from holders of its outstanding notes payable.

         Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable due to the uncertainty regarding repayment or possible conversion and the Company's current financial condition.

Note 8.           Stockholders' Equity

         Sale of Equity

         A summary of the Company's preferred stock capital table as of December 31, 2004 is as follows:

                                                                                                    Shares Issued &
         Offering                                                              Shares Authorized      Outstanding
         --------                                                              -----------------      -----------
         Series A convertible..............................................           590,197             82,655
         Series B convertible, 10% cumulative..............................         1,500,000            365,106
         Series C convertible, 10% cumulative..............................         1,666,666            262,833
         Series D convertible, 10% cumulative..............................           300,000            175,000
         Series E convertible, 10% cumulative..............................           800,000            233,598
         Undesignated Preferred Series.....................................         5,143,137                 --
                                                                                  -----------        -----------
         Total Preferred Stock.............................................        10,000,000          1,119,192
                                                                                  ===========        ===========

         During the first six months of 2004, several holders converted 930,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 5,703,816 shares of common stock. In April 2004, holders of Series B Convertible Preferred Stock elected to convert 422,250 of preferred shares and accrued dividends into 2,211,401 shares of unregistered common stock. In December 2004, a holder of Series B Convertible Preferred Stock elected to convert 12,500 of preferred shares and accrued dividends into 69,397 shares of unregistered common stock. In June 2004, holders of Series E Convertible Preferred Stock elected to convert 25,939 of preferred shares and accrued dividends into 892,154 shares of unregistered common stock. During the third and fourth quarters of 2004, holders of Series E Convertible Preferred Stock elected to convert 1,227 preferred shares and accrued dividends into 43,329 shares of unregistered common stock.

         During 2003, holders converted 35,437 shares of Series A convertible preferred stock into 15,478 shares of common stock. In 2003, a holder converted 66,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 380,403 shares of common stock. In 2003, several holders converted 168,479 shares of Series E convertible preferred stock, including cumulative dividends due thereon, into 5,150,744 shares of common stock of the Company.

         Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:  $4.50 per share
Conversion Price:   $10.3034 per share
Conversion Rate:    0.4367--Liquidation Value divided by Conversion Price
                         ($4.50/$10.3034)
Voting Rights:      None
Dividends:          None
Conversion Period:  Any time

Series B Convertible Preferred Stock
Liquidation Value:  $4.00 per share
Conversion Price:   $1.00 per share
Conversion Rate:    4.00--Liquidation Value divided by Conversion Price
                         ($4.00/$1.00)
Voting Rights:      None
Dividends:          10%--Quarterly--Commencing June 30, 2001
Conversion Period:  Any time
Cumulative dividends in arrears at December 31, 2004 were $573,340

Series C Convertible Preferred Stock
Liquidation Value:  $3.00 per share
Conversion Price:   $0.60 per share
Conversion Rate:    5.00--Liquidation Value divided by Conversion Price
                         ($3.00/$0.60)
Voting Rights:      None
Dividends:          10%--Quarterly--Commencing June 30, 2002
Conversion Period:  Any time
Cumulative dividends in arrears at December 31, 2004 were $249,727

Series D Convertible Preferred Stock
Liquidation Value:  $10.00 per share
Conversion Price:   $1.00 per share
Conversion Rate:    10.00--Liquidation Value divided by Conversion Price
                         ($10.00/$1.00)
Voting Rights:      None
Dividends:          10%--Quarterly--Commencing April 30, 2002
Conversion Period:  Any time
Cumulative dividends in arrears at December 31, 2004 were $554,726

Series E Convertible Preferred Stock
Liquidation Value:  $22.00 per share
Conversion Price:   $0.80 per share
Conversion  Rate:   27.50--Liquidation Value divided by Conversion Price
                         ($22.00/$0.80)
Voting Rights:      Equal in all respects to holders of common shares
Dividends:          10%--Quarterly--Commencing  May 31, 2002
Conversion Period:  Any time
Cumulative dividends in arrears at December 31, 2004 were $1,548,960

         Issuance of Common Shares for Cash

         In August and October 2004, MDI offered common stock to accredited investors in exchange for cash. Through December 31, 2004, the Company had received an aggregate $560,000 and had issued an aggregate 6,821,429 shares of restricted common stock.

         Also in October 2004, MDI entered into a stock purchase agreement with Seaside Investments PLC, a private investment company, for the purchase by Seaside of 11,000,000 shares of MDI's restricted common stock in exchange for registered shares of the investment company. The transaction was never consummated.

         Beginning in December 2004, MDI began an offering of common stock to accredited investors in exchange for cash. MDI also granted each investor a warrant to purchase common stock at an exercise price of $0.10 per share, with the first $250,000 of investment to receive 50% warrant coverage and subsequent investors to receive 25% coverage. Through December 31, 2004, the Company had received an aggregate $250,000 and issued an aggregate 4,166,667 shares of restricted common stock and warrants to purchase 2,083,334 shares of common stock. MDI valued the warrants at $208,333 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the 2004 fiscal year.

         Issuance of Common Stock for Services

         2003

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

         2004

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

         In October 2004, MDI issued 485,000 shares of common stock to a non-employee financial consultant for past financial services. MDI calculated a fair value of $33,950 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2004.

         In November 2004, MDI issued 450,000 shares of common stock to a non-employee professional services firm for past investor relations services. MDI calculated a fair value of $36,000 for these shares based on the value of the shares on the date of issuance and recorded the amount as an administrative expense as of December 31, 2004.

         In December 2004, MDI issued 175,000 shares of common stock to a non-employee service vendor in lieu of payment for unpaid invoices. MDI calculated a fair value of $21,000 for these shares based on the market value of the shares on the date of issuance and recorded the amount as satisfaction of the vendor's accounts payable balance as of December 31, 2004 based on a settlement agreement.

         In December 2004, MDI issued 16,666 shares of common stock to a former-employee as part of a settlement. MDI calculated a fair value of $1,333 for these shares based on the market value of the shares on the date of issuance and recorded the amount as satisfaction of the accrued wage balance as of December 31, 2004 based on a settlement agreement.

         Issuance of Warrants for Services

         2003

         On April 2, 2003, MDI issued a warrant to Suzanne M. Gombrich, an affiliate, entitling the holder to purchase 1,000,000 shares of common stock of MDI at an exercise price of $0.15 per share. The warrant was issued as additional consideration for a $1,000,000 convertible promissory note issued on the same date. MDI valued the warrants at $270,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the second quarter of fiscal 2003.

         In August 2003, MDI issued 1,100,000 warrants with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $341,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the third quarter of fiscal 2003.

         In September 2003, MDI issued 1,335,000 warrants with an exercise price of $0.20 per share to non-employee financial consultants for past financial services. MDI valued the warrants at $347,100 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the third quarter of fiscal 2003.

         In September 2003, MDI issued 500,000 warrants with an exercise price of $0.17 per share to a non-employee consultant in lieu of payment for future services. MDI valued the warrants at $150,000 using the Black-Scholes valuation model and is amortizing the amount over the twelve-month term of the consulting agreement.

         In November 2003, MDI issued 92,145 warrants with an exercise price of $0.20 per share to Bridge I investors upon conversion of their notes per the indenture agreement. MDI valued the warrants at $16,586 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the fourth quarter of 2003.

         2004

         Between January 2004 and March 2004, MDI issued an aggregate 2,252,581 warrants with an exercise price of $0.20 per share to Bridge I investors upon conversion of their notes per the indenture agreement. MDI valued the warrants at $369,066 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the first quarter of fiscal 2004.

         In March 2004, MDI issued warrants to purchase 67,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $13,400 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the first quarter of fiscal 2004.

         In March 2004, MDI issued warrants to purchase 500,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $95,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the first quarter of fiscal 2004.

         In April 2004, MDI issued 47,230 warrants with an exercise price of $0.20 per share to Bridge I investors upon conversion of their notes per the indenture agreement. MDI valued the warrants at $9,474 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the 2004 fiscal year.

         In May 2004, MDI issued warrants to purchase an aggregate 119,042 shares of common stock of the Company with exercise prices ranging from $0.15 to $0.16 per share to non-employee service vendors in lieu of payment for unpaid service invoices. MDI valued the warrants at $18,181 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         In May 2004, MDI issued warrants to purchase 500,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $76,200 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the second quarter of fiscal 2004.

         In June 2004, MDI issued warrants to purchase an aggregate 364,942 shares of common stock of the Company with exercise prices ranging from $0.16 to $0.17 per share to non-employee service vendors in lieu of payment for unpaid service invoices. MDI valued the warrants at $42,368 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         In June 2004, MDI issued warrants to purchase 780,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $73,320 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the second quarter of fiscal 2004.

         In June 2004, MDI issued warrants to purchase 681,625 shares of common stock of the Company with an exercise price of $0.18 per share to a non-employee broker-dealer for past financial services. MDI valued the warrants at $62,914 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the second quarter of 2004.

         In August 2004, MDI issued warrants to purchase 500,000 shares of common stock of the Company with an exercise price of $0.17 per share to a non-employee consultant for past services. MDI valued the warrants at $45,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the third quarter of fiscal 2004.

         In September 2004, MDI issued warrants to purchase 200,000 shares of common stock of the Company with an exercise price of $0.10 per share to a non-employee professional services firm for past investor relations services. MDI valued the warrants at $18,400 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the third quarter of fiscal 2004.

         In September 2004, MDI issued warrants to purchase 20,000 shares of common stock of the Company with an exercise price of $0.20 per share to a non-employee consultant for past services. MDI valued the warrants at $1,780 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the third quarter of fiscal 2004.

         In September 2004, MDI issued warrants to purchase 25,000 shares of common stock of the Company with an exercise price of $0.20 per share to a non-employee service vendor in lieu of payment for unpaid services. MDI valued the warrants at $2,225 using the Black-Scholes valuation model and recorded the amount as a reduction of the outstanding amount due.

         In November 2004, MDI issued warrants to purchase 300,000 shares of common stock of the Company with an exercise price of $0.20 per share to a professional services firm for past investor relations services. MDI valued the warrants at $18,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the fourth quarter of fiscal 2004.

         In December 2004, MDI issued 196,489 warrants with an exercise price of $0.20 per share to Bridge I investors upon conversion of their notes per the indenture agreement. MDI valued the warrants at $19,649 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the fourth quarter of fiscal 2004.

         Application of Black-Scholes Valuation Model

         In applying the Black-Scholes valuation model for the years 2004 and 2003, the Company has used an expected dividend yield of zero, a risk-free interest rate of 4.85% and 5.00% for the 2004 and 2003 periods, respectively, volatility factors of 131% and 208%, respectively, and a fair value of the underlying common shares equal to the closing market price on the date of the grant for both periods. The expected life equaled the term of the warrants, options, or restricted shares.

         Warrants

         At December 31, 2004, the Company had the following outstanding warrants to purchase shares of Common Stock:

                                     Weighted
                                     Average
              Total Shares           Exercisable       Exercise Price           Expiration Date
              ------------           -----------       --------------           ---------------
                  39,834               39,834              $15.060              Perpetual
                 200,000              200,000               $0.300              January 31, 2005
               1,023,302            1,023,302               $6.870              March 23, 2005
               1,100,000            1,100,000               $0.200              July 2, 2005
                 200,000              200,000               $1.000              November 22, 2005
                  50,000               50,000               $0.937              December 1, 2005
               1,000,000            1,000,000               $1.250              December 8, 2005
                 180,000              180,000               $0.720              January 8, 2006
                  25,000               25,000               $0.010              February 1, 2006
               1,000,000            1,000,000               $0.250              February 7, 2006
                 599,942              599,942               $1.200              February 28, 2006
                 150,000              150,000               $1.200              July 10, 2006
                 750,000              750,000               $1.000              July 26, 2006
                 312,500              312,500               $1.000              August 6, 2006
                 150,000              150,000               $0.500              October 1, 2006
                 172,120              172,120               $0.820              October 11, 2006
                 597,750              597,750               $1.000              November 30, 2006
                 200,000              200,000               $0.700              March 31, 2007
                  51,493               51,493               $0.010              May 31,2007
               3,185,000            3,185,000               $0.250              July 31, 2007
                 200,000              200,000               $0.160              November 1, 2007
               1,000,000            1,000,000               $0.100              April 2, 2008
                 500,000              500,000               $0.170              September 2, 2008
                 400,000              400,000               $0.170              September 16, 2008
                 935,000              935,000               $0.170              September 16, 2008
                 415,625              415,625               $0.100              December 31, 2008
                 643,375              643,375               $0.100              December 31, 2008
               2,130,984            2,130,984               $0.170              June 7, 2009
                 681,625              681,625               $0.180              June 15, 2009
                 700,000              700,000               $0.170              August 26, 2009
                 200,000              200,000               $0.100              September 15, 2009
                 345,000              345,000               $0.200              September 15, 2009
               2,083,334            2,083,334               $0.100              December 9, 2009
               2,588,445            2,588,445               $0.200              December 1, 2009
                 250,000              250,000               $0.330              July 14, 2009
                 750,000              750,000               $0.001              February 12, 2012
             -----------           ----------               ------
              24,810,329           24,810,329               $0.600
             ===========           ==========               ======

         The Company is obligated under the terms of subscription agreements for the Bridge I and Bridge II convertible promissory notes to issue additional warrants to the note holders based on certain events. If and when the holder of a Bridge I note elects to convert the principal of the note into shares of MDI common stock, the holder is entitled to receive a warrant to purchase one share of MDI common stock for each four shares of MDI common stock into which the note is converted at an exercise price equal to $0.20, based on the written offer dated October 10, 2003. Since the Bridge I convertible promissory note holders have not all accepted the offer to convert their convertible promissory notes and accrued interest into common shares at $0.15 per share, the number of warrants to be issued cannot be determined until such time as the notes are actually converted into the common stock of MDI. If and when the Company completes additional financing plans as outlined in the subscription agreements for the Bridge II notes, the holder of a Bridge II note is entitled to receive a warrant to purchase one share of stock for each three shares into which the note is convertible. The exercise price of the warrants is $0.15 per share for Bridge II notes that fall into the class of the first $1,000,000 in cash subscriptions and $0.20 for the holders of the remaining Bridge II notes.

         Certain warrants in the above table entitling the holders, Azimuth Corporation and Cadmus Corporation, to purchase a total of 3,125,000 shares of common stock include anti-dilution provisions over and above the standard anti-dilution provisions triggered by dilution resulting from common stock dividends and stock splits or reverse stock splits. These additional provisions consider other items as dilutive events, including but not limited to the issuance of convertible debt or equity securities, options, and warrants. A calculation of the dilutive effect of a convertible security is required at the time the security is issued rather than if and when actual conversion takes place. The Company calculated that at December 31, 2002, these warrants were required to be adjusted to reflect that the holders were entitled to purchase an additional 519,000 shares of common stock. The exercise prices of the warrants would be adjusted so that the total proceeds to the Company from an exercise of these warrants would remain the same. The Company also calculated that as of the beginning of July 2003, additional adjustments were required to reflect that holders were entitled to purchase a further 897,000 additional shares with commensurate adjustments in per share exercise prices.

         On July 18, 2003, the Company negotiated an agreement with the holders of these warrants, whereby the holders agreed to cancel the warrants and forgive approximately $100,000 owing to the holders by MDI as of that date. The Company agreed to issue new warrants to the holders entitling them to purchase an aggregate 6,500,000 shares of common stock at an exercise price of $0.30 per share. The Company also agreed to issue a 120-day warrant entitling the holders to purchase 500,000 shares of common stock at $0.30 per share, which warrant expired November 19, 2003. The new warrants contain only standard anti-dilution provisions. The final agreement was signed and the warrants issued in the first quarter of 2005.

         Shares of Common Stock

         The Board of Directors has considered an increase in the number of authorized shares of common stock from 300,000,000 shares to 375,000,000 shares in anticipation of raising capital through the issuance of Company securities. Any ultimate Board-approved action requires a vote of MDI's stockholders. The Board intends to place this issue on the agenda at the next annual meeting of stockholders or at a special meeting to be called for this purpose. The failure to have a sufficient number of authorized shares available may limit the Company's ability to raise capital and/or constitute a breach of one or more of our agreements governing the issuance of such securities.

Note 9.           Leases

         As of December 31, 2004, the Company leased approximately 2,540 square feet of space for its Chicago, Illinois corporate headquarters and research laboratory and offices under an operating lease expiring in 2008. Total rental expense related to the Company's headquarters location during the years ended December 31, 2004 and 2003 was $119,000 and $125,000, respectively.

         MDI had another lease obligation relating to the pre-merger office space of AccuMed. During 2002, AccuMed's landlord brought suit against AccuMed for unpaid rent and obtained a judgment in the amount of approximately $157,000. In the first quarter of 2004, a preliminary settlement was reached on the outstanding judgment and four payments totaling $54,896 were paid. A balance of two monthly payments totaling $27,448 remains due. MDI also agreed to issue 275,000 shares of its common stock as part of the final settlement. Discussions regarding the issuance of shares of common stock in satisfaction of the balance of the settlement payments are ongoing.

         Future minimum annual lease payments under these leases as of December 31, 2004 are (in thousands):

                                                                                                         AccuMed
                                                                                          Operating       Lease
              Year                                                                         Leases      Obligation
              ----                                                                         ------      ----------
              2005....................................................................      $  68        $ 129
              2006....................................................................      $  70
              2007....................................................................      $  72
              2008....................................................................      $  62
                                                                                            -----
              Total lease payments....................................................      $ 272        $ 129
                                                                                            =====        =====

              Amount of interest included in the minimum lease payments...............                   $ (19)
                                                                                                         ------

              Carrying value of lease obligation......................................                   $ 110
                                                                                                          ====

Note 10.          Income Taxes

         Significant   components  of  deferred  income  taxes  consist  of  the
following at December 31 (in thousands):

                                                                                               2004         2003
                                                                                               ----         ----
Deferred tax assets related to:
Net operating loss carryforwards........................................................     $ 22,497      $ 19,585
Research and development credit.........................................................
  Writedown of intangibles..............................................................           18           110
    Writedown of goodwill...............................................................           --           113
      Accrued expenses..................................................................          113           106
                                                                                             --------      --------
                                                                                               22,628        19,914
           Less valuation reserve.......................................................       22,628        19,914
                                                                                             --------      --------
         Net deferred tax asset.........................................................     $     --      $     --
                                                                                             ========      ========

         At December 31, 2004, the Company had domestic net operating loss carryforwards aggregating approximately $56,000,000. For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carryforwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $2,714,000 and $8,788,000 for the years ended December 31, 2004 and 2003, respectively.

         The net operating loss carryforwards and research and development credit carryforwards may not be available to offset future taxable income of MDI due to statutory limitations based on changes of ownership and other statutory restrictions.

         The net operating loss carryforwards begin to expire in 2006. The research and development credit carryforwards expire from 2005 to 2014.

Note 11.          Equity Incentive Plan and Employee Stock Purchase Plan

         On May 25, 1999, MDI stockholders approved the establishment of the 1999 Equity Incentive Plan effective as of June 1, 1999 (the "Plan"). The Plan provides that the Board may grant various forms of equity incentives to directors, employees, and consultants, including but not limited to Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, and Restricted Stock Awards. Grants under the Plan are exercisable at fair market value determined as of the date of grant in accordance with the terms of the Plan. Grants vest to recipients immediately or ratably over periods ranging from two to five years, and expire five to 10 years from the date of grant.

         On May 23, 2000, stockholders approved amendment No. 1 to the Plan, which increased the number of shares of common stock allocated for use in the Plan from 2,000,000 shares to 3,000,000 shares. On June 21, 2002, stockholders approved a second amendment to the Plan, which increased the number of shares allocated for use in the Plan from 3,000,000 shares to 5,500,000 shares. On July 29, 2004 stockholders approved a third amendment to the Plan, which increased the number of shares for use in the Plan from 5,500,000 to 20,000,000 shares.

         The Board of Directors has also granted options to purchase common stock of MDI that are not covered by the terms of the Plan.

         MDI applies APB No. 25 and related interpretations in accounting for options granted to employees under the Plan. No compensation cost was recorded during 2004 or 2003 for options granted to employees, as the exercise price approximated the fair value of the underlying common stock on the date of the grant. Had stock options been accounted for under the fair value method recommended by FAS 123, the Company's net loss allocated to common stockholders would have been changed to the pro forma amounts indicated below:

                                                                     For the Year Ended December 31,
                                                                          2004             2003
                                                               (in thousands except for per share amounts)
    Net loss applicable to common shareholders as reported .....        $(14,601)        $(11,060)
    Deduct: Total stock-based compensation expense determined
            under the fair value based method for all awards and
            forfeitures, net of related taxes ..................            (139)             213
                                                                        --------         --------
    Pro forma net loss applicable to common shareholders .......        $(14,740)        $(10,847)
                                                                        ========         ========

    Basic loss and diluted per share applicable to common
            shareholders - as reported .........................        $   (.19)        $   (.27)
                                                                        ========         ========
    Basic and diluted loss per share applicable to common
            shareholders - pro forma ...........................        $   (.19)        $   (.27)
                                                                        ========         ========

         The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.85% and 5.00% for the 2004 and 2003 periods, respectively; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of 131% and 208% for both years and a weighted average expected life of the options of 2.5 - 5 years.

         A  summary  of  the  Company's   stock  option   activity  and  related
information follows:

                                                                                         Weighted
                                                                                         Average
                                                                                         Exercise
                                                                        Options           Price
                                                                        -------           -----
         Outstanding at December 31, 2002 .....................        3,507,517
           Granted ............................................          600,000        $ 0.3144
         Exercised ............................................               --
         Forfeited - assumed in acquisition ...................          (17,035)       $ 4.9169
         Forfeited ............................................         (595,834)       $  .9385
                                                                      ----------
         Outstanding at December 31, 2003 .....................        3,494,648
         Granted ..............................................        2,500,000        $ 0.1540
         Forfeited ............................................       (1,046,921)       $ 1.0276
                                                                      ----------
        Outstanding at December 31, 2004 .....................         4,947,727
                                                                      ==========
         Exercisable at December 31, 2004 .....................        3,571,061        $  .8542
                                                                      ==========
         Weighted average fair value of options granted in 2004                         $ 0.1540

         At the Annual Meeting of Stockholders on May 25, 1999, MDI stockholders also approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan offers employees the opportunity to purchase shares of common stock of MDI through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the Plan is 200,000.

Note 12.          Commitments and Contingencies

         On October 11, 2001, MDI obtained a 30% ownership interest in Cell Solutions, LLC, a Virginia limited liability company. MDI determined the fair value of the investment to be impaired at December 31, 2001. The investment was written down to zero as a result of the uncertainty of any future benefit or revenue stream. In February 2004, MDI surrendered any and all ownership in Cell Solutions, LLC.

Note 13.          Legal Proceedings

         Settled in 2004

         Garrett Realty. Prior to MDI's acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for office space located in Chicago, Illinois (Circuit Court of Cook County, Illinois (Case No. 01 M1 725821)). Garrett originally claimed amounts due of approximately $50,000. Following completion of MDI's acquisition of AccuMed, management vacated AccuMed's leased facility and consolidated its operations into MDI's facility. However, Garrett continued to claim ongoing rent and amended its complaint in 2002 claiming approximately $148,000 in unpaid rent and related legal costs through July 2002. On July 18, 2002, judgment was entered in favor of Garrett in the amount of approximately $157,000. On December 20, 2002, pursuant to a court order, Garrett seized approximately $12,500 from an MDI bank account as a partial payment against the judgment amount. MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments, but contested the right of Garrett to pursue collection of the judgment against the assets of MDI. During the first quarter of 2004, MDI reached a preliminary settlement on the outstanding judgment amounting to approximately $157,000 (plus interest) at that time, which required six monthly payments. MDI has made the first four required monthly payments. MDI also agreed to issue 275,000 shares of its common stock as part of the final settlement. The parties are currently at an impasse concerning a dispute over the transfer of the MDI shares, but MDI expects that this matter will be resolved amicably. Management believes that it has accrued a sufficient amount as of December 31, 2004 relating to this obligation. In March 2005, Garrett assigned its right, title and interest in the judgment to The Lumber Company.

         Bowne of Chicago, Inc. On January 2, 2003, Bowne of Chicago, Inc. filed suit against MDI (Circuit Court of Cook County, Illinois (Case No. 03 L 000009)) claiming approximately $342,000, plus interest and attorney fees and costs, related to financial printing service fees provided to MDI. In May 2004, the parties entered into a settlement agreement whereby the court entered an agreed judgment in the amount of $342,061 in favor of Bowne. The parties agreed that Bowne would stay enforcement of the judgment so long as MDI honored its agreed-to monthly settlement payments, which are expected to conclude in 2006.

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

         MonoGen resisted the State Court Case by, among other things, insisting that the dispute could only be settled in arbitration, as required in the License Agreements. The claim as to MonoGen was dismissed on that basis. MonoGen subsequently filed amended demands against the MDI Group in the arbitration proceeding, which had never been dismissed. In order to avoid unnecessary litigation expenses, in February 2004, the MDI Group agreed to a dismissal of the State Court Case, leaving the arbitration proceeding as the principal venue for a resolution of the dispute over the license rights obtained by MonoGen from the Company's subsidiaries.

         In October 2004, the parties to the arbitration attempted to settle most of the claims brought in that proceeding by virtue of a proposed Settlement Agreement that provided for the Company and AccuMed to, among other things, transfer certain patents, patent applications and other intellectual property rights, as well as certain identified AcCell units and spare parts, to MonoGen, and to simultaneously issue to MonoGen a joint unsecured installment promissory note in the principal amount of $305,000. The note called for an initial payment of $25,000 to be made by the Company and AccuMed to MonoGen on November 1, 2004, with subsequent monthly payments of $10,000 each to be made until the full principal balance has been paid. The Settlement Agreement also provided for the termination of the License Agreements and the Technology Agreement, but reserved all rights of the parties in regard to any matters that may continue to be disputed among them and the British Columbia Cancer Agency arising out of, or related to, the License Agreement between Oncometrics and MonoGen.

         Inasmuch as the AcCell units and spare parts were not transferred to MonoGen within the time period prescribed in the Settlement Agreement, and because the initial $25,000 payment to be made under the note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004. If the default asserted in the notice is not cured, there are a number of remedies that may be available to MonoGen under the provisions of the Settlement Agreement and the note, one of which is the possibility that the full principal amount of the note may be accelerated and declared immediately due and payable. To date, no member of the MDI Group has received further notice in regard to the asserted default, although not all of the remedies that may be available to MonoGen in regard to such default would require that further notices be given.

         British Columbia Cancer Agency. In December 2004, British Columbia Cancer Agency settled its dispute with MDI, AccuMed and Oncometrics, which dispute concerned certain technology and patent rights. The BCCA claimed that our subsidiary, Oncometrics, breached a 1989 master agreement that had been transferred to Oncometrics (which master agreement transferred certain rights to technology and patents) by licensing certain of the transferred intellectual property to a third party. As part of the settlement agreement resolving the arbitration dispute, the BCCA agreed to restore Oncometrics and pay all fees associated therewith. The parties also agreed that the master agreement would be formally terminated, and MDI and its subsidiaries would transfer certain intellectual property assets and rights to the BCCA. MDI and its subsidiaries also had to agree to provide notice of termination of the license between Oncometrics and the third party that precipitated the dispute. The settlement agreement also included mutual covenants not to sue, provided certain conditions were met, and an acknowledgment from the BCCA that it would discontinue its arbitration case against the Company and its subsidiaries, provided such companies were not in breach of the settlement agreement. The settlement agreement with the BCCA was made as of December 31, 2004, with an expected closing date for the transactions contemplated thereby of January 28, 2005.

         Bruce Patterson, M.D./Invirion, Inc. On July 2, 2003, Dr. Patterson and his company Invirion, Inc. filed suit against MDI in the Circuit Court of Cook County, Illinois (03 L 7995). Dr. Patterson sought approximately $86,000 pursuant to an agreement for his scientific consulting services. Invirion, in a separate claim, sought approximately $57,500 for certain HPV test kits that it claims were sold to MDI. In December 2004, the parties agreed to settle the case and the lawsuit was dismissed in January 2005. MDI has no further monetary obligations under the settlement.

         Pending as of December 31, 2004 and March 31, 2005

         Hill & Barlow LLP. In February 2003, Hill & Barlow LLP, a now defunct law firm, filed a complaint against MDI in the Trial Court of the Commonwealth of Massachusetts (000740), seeking the collection of unpaid legal fees. Judgment was entered against MDI in the amount of $16,842, plus costs and interest. In April 2004, the parties entered into a settlement agreement. The terms of settlement have not been fully satisfied by the parties because a dispute has arisen concerning the return of MDI's files. Given that the law firm has dissolved, management does not expect a final resolution of this matter.

         Monsun. On January 9, 2003, Monsun, AS filed suit against Peter Gombrich, our former Chairman and CEO (U.S. District Court for the Northern District of Illinois, Eastern Division (Case No. 03 C 0184)), claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich. The guaranty was executed in connection with Monsun's grant of an extension in the maturity date of a convertible promissory note issued by MDI on November 1, 2000 in favor of Monsun in the principal amount of $500,000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the final maturity date extension in exchange for the guaranty and various warrants issued by MDI entitling the holder to purchase shares of its common stock at various prices.

         In November 2002, the Board of Directors approved the issuance of 200,000 shares of common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of our common stock; however, in order to comply with securities laws, MDI issued the shares of common stock to Monsun with a restrictive legend. MDI recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2003 as a note payable on its records. In March 2004, Monsun obtained a judgment against Mr. Gombrich in the amount of $675,199. In July 2004, Monsun obtained a second judgment against Mr. Gombrich in the amount of $438,419 for attorney fees and costs incurred in enforcing the guaranty agreement. Those judgments remain unsatisfied. Monsun has not filed suit directly against MDI to recover any amounts due under the note or otherwise.

         The Lash Group, Inc. On June 10, 2004, The Lash Group, Inc., a healthcare consulting firm, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Mecklenburg County, North Carolina (04 CVS 10367). The Lash Group seeks approximately $94,000, plus interest, attorney fees and court costs, for the alleged breach of an agreement, with respect to which Peter Gombrich, our former Chairman and CEO, and MDI are sought to be held primarily liable. This action remains unresolved and the Company intends to contest the claims.

         Medical College of Georgia Research Institute, Inc. On November 18, 2003, the Medical College of Georgia Research Institute, Inc. filed suit against MDI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for MDI. Georgia Research Institute claimed that the principal amount of the obligation due from MDI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. On October 27, 2004, the court entered summary judgment in favor of Georgia Research Institute and against MDI in the amount of $68,404. MDI expects to propose terms of settlement to satisfy this judgment in the second quarter of fiscal 2005.

         Eric Gombrich. On May 19, 2004, former employee Eric Gombrich filed suit against MDI in the Circuit Court of Cook County, Illinois (04 L 5661). Mr. Gombrich claims that MDI breached a written employment contract and that it owes him $631,258 (plus interest) and 300,000 shares of MDI stock. MDI made initial attempts to resolve this dispute, and is currently contesting Mr. Gombrich's action.

         The Regents of the University of California. On May 28, 2004, The Regents of the University of California filed suit against MDI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claims that MDI breached an agreement to sponsor a research project for a period of one year. The complaint seeks compensatory damages in the amount of $57,530 and additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against MDI in the amount of $132,827, which includes court costs. The parties are currently involved in settlement negotiations with respect to this matter.

         Arthur Lipper III. On July 8, 2004, Arthur Lipper III filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 L 7671). Mr. Lipper claims that MDI breached a consulting services agreement and seeks $60,000, plus interest and court costs. MDI is contesting this claim.

         Kanan, Corbin, Schupak & Aronow, Inc. On August 12, 2004, Kanan, Corbin, Schupak & Aronow, Inc. filed suit against AccuMed International, Inc. f/d/b/a Molecular Diagnostics, Inc. in the Circuit Court of Cook County, Illinois (04 L 9109), seeking $59,678, plus interest and court costs, for services provided. MDI has not yet been formally served with summons and the complaint in this case.

         Reid Jilek. On October 20, 2004, Reid Jilek filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 CH 17375). Mr. Jilek claims that MDI breached a 2003 services agreement and that MDI subsequently breached a 2004 settlement agreement. Mr. Jilek seeks $180,000 pursuant to the services agreement or, alternatively, $114,000 pursuant to the settlement agreement. Mr. Jilek also seeks a court order that MDI issue him 1,500,000 warrants to purchase MDI stock at $0.17 per share pursuant to the services agreement. MDI previously issued to Mr. Jilek warrants to purchase an aggregate 1 million shares of its common stock, and intends to contest Mr. Jilek's claims.

                  Miscellaneous

         Other Creditors; Wage and Related Claims. MDI is a defendant in several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims. MDI is also currently negotiating the settlement of wage claims brought by former employees seeking to collect for unpaid wages and severance benefits. MDI has recorded the amounts due in its records and is attempting to settle these claims. MDI does not consider any of these claims to be material.

         Ketchum Public Relations. In June 2004, MDI settled a $72,000 claim made by Ketchum Public Relations. No litigation was ever filed by Ketchum. It is expected that MDI's monthly settlement payments to Ketchum will conclude in 2005.

Note 14.          Subsequent Events

         Warrants

         On July 18, 2003, two warrant holders - Azimuth Corporation and Cadmus Corporation - agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which entitled the holders to purchase a total of 3,125,000 shares of common stock at various exercise prices between $0.01 and $1.25 per share. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required MDI to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 1,500,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company's issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties' agreement to cancel these warrants, including their individual anti-dilution clauses, and the forgiveness of approximately $100,000 owing to Azimuth and Cadmus, MDI agreed to issue new five-year warrants entitling the holders to purchase an aggregate 6,500,000 shares of common stock at an exercise price of $0.30 per share. MDI also agreed to issue a 120- day warrant entitling the holders to purchase 500,000 shares of common stock at an exercise price of $0.30, which warrant expired on November
19, 2003. Management believes that the Company will derive significant additional benefits in the future as a result of the elimination of the anti-dilution provisions in the original warrants. The final settlement document and the warrants were issued and executed in the first quarter of 2005.

         Common Stock Financing

         Beginning in December 2004, MDI began an offering of common stock to accredited investors in exchange for cash. MDI granted each investor in such offering the right to receive a warrant to purchase common stock at an exercise price of $0.10 per share, with the first $250,000 of investment in the offering to receive 50% warrant coverage and subsequent investors to receive 25% coverage. Through March 31, 2005, the Company had raised an aggregate $826,500 and issued 13,775,001 shares of restricted common stock and warrants to purchase 4,485,418 shares of common stock.

         Resignation of Director and Officer

         On March 4, 2005, Peter M. Gombrich resigned as Chairman of the Board and as a director of the Company. On March 16, 2005, Mr. Gombrich also resigned his position as Executive Vice President with the Company.

         Litigation

         Pending as of December 31, 2004 and Settled in 2005

         The Cleveland Clinic Foundation. On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:03CV0561)) seeking approximately $315,000 for certain clinical trial work conducted by the Foundation in the Peoples Republic of China on behalf of MDI. On December 8, 2003, a default judgment in the amount of $260,000 was entered against MDI. In March 2005, the parties agreed in principle to terms of settlement and are currently working on a definitive settlement agreement. MDI's last settlement payment is expected to be made in July 2005, at which point it is expected that the default judgment will be deemed fully satisfied.

         Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee. On February 18, 2004, former MDI employees Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee filed suit against MDI and its former Chairman Peter Gombrich, in the Circuit Court of Cook County, Illinois (04 L 1941) to recover wages and other compensation allegedly due them. These claims were settled and fully satisfied in January 2005, and the lawsuit has been dismissed.

         Ungaretti & Harris. On May 31, 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect unpaid legal fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris LLP and against MDI in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. Under the agreement, MDI's payments to Ungaretti & Harris are expected to conclude in 2006.

         New Proceedings 2005

         Esoterix, Inc. Esoterix, Inc. made a claim against MDI for $19,725, arising from a laboratory services agreement that it maintains that MDI breached. In March 2005, Esoterix, Inc. filed suit against MDI to pursue this claim in the Circuit Court of Cook County, Illinois (05 M1 116482). MDI is currently engaged in settlement discussions with Esoterix.

         Satisfaction of Delinquent Payroll Tax Liabilities

         MDI was delinquent in paying a portion of federal and state employee and employer payroll taxes for 2003, 2002, and 2001. The delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004. The delinquent federal payroll taxes relating to 2001 were paid in full in January 2005.

         MDI is also delinquent in filing certain federal and state income tax returns for 2003 and 2002 and is working to complete and file such returns. The Company's delinquent federal and state income tax returns for 2001 were filed in March 2005.

         Short-term Liquidity Problems

         During the first quarter of 2005, MDI continued to experience severe liquidity problems and had insufficient cash on hand to effectively manage the business during such period. From January 1, 2004 through March 31, 2005, the Company raised $576,500 from the issuance of common stock to accredited investors. MDI has continued to raise operating cash pursuant to the issuance of additional restricted common stock and management is in the process of negotiating additional financing.

         Plan to Restructure Outstanding Liabilities

         The Company's new management team is working to develop a restructuring proposal to provide unsecured creditors a settlement plan, which is contingent on the Company's ability to raise sufficient new equity to fund operations.

         Insurance

         Due to MDI's liquidity problems, the Company was unable to pay insurance premiums for policies covering Directors and Officers Liability, Public Liability and Property Damage. These policies were all cancelled retroactive to October 29, 2002. MDI was issued a workers employment compensation insurance coverage in 2004 for the policy year July 2004 through July 2005.

Schedule IX--Valuation and Qualifying Accounts

                                                              Additions
                                                               Charged                                             Balance
                                             Balance at        to Costs                                             at End
                                             Beginning           and                              Other              of
Description                                  of Period        Expenses         Retirements       Changes           Period
-----------                                  ---------        --------         -----------       -------           ------
Reserves and allowances
   deducted from asset accounts
Allowance for uncollectible
   accounts receivable
Year ended December 31, 2004 ...........       $ 50           $  0                $ 50            $  0              $ --
Year ended December 31, 2003 ...........       $145           $  0                $ 95            $  0              $ 50
Reserves and allowances which support
   balance sheet caption reserves
Warranty reserves
Year ended December 31, 2004 ...........       $ --           $  0                $  0            $  0              $ --
Year ended December 31, 2003 ...........       $ 21           $  0                $ 21            $  0              $ --
Inventory reserves
Year ended December 31, 2004 ...........       $ --           $ 57                $  0            $  0              $ 57
Year ended December 31, 2003 ...........       $  2           $  0                $  2            $  0              $ --