Form 10QSB
period 2005-03-31
MOLECULAR DIAGNOSTICS INC
filed 2005-05-20
CIK 75439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  _________ to ____________.

                          Commission File number 0-935


                           MOLECULAR DIAGNOSTICS, INC.
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               Delaware                                     36-4296006
               --------                                     ----------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)


                       414 North Orleans Street, Suite 502
                                Chicago, IL 60610
                                -----------------
                    (Address of Principal Executive Offices)


                                 (312) 222-9550
                                 --------------
                (Issuer's Telephone Number, including Area Code)


                                       N/A
                                       ---
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE, AT MAY 13, 2005:          111,375,204

                           MOLECULAR DIAGNOSTICS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                   Page
PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

a) Consolidated Balance Sheets -- March 31, 2005 (unaudited)
       and December 31, 2004 ................................................       3

b) Consolidated Statements of Operations -- Three months ended March 31, 2005
       and March 31, 2004 (unaudited) .......................................       4

c) Consolidated Statements of Cash Flows -- Three months ended March 31, 2005
       and March 31, 2004 (unaudited) .......................................       5

d) Notes to Consolidated Financial Statements ...............................       6

Item 2.  Management's Discussion and Analysis or Plan of
                  Operation .................................................      19

Item 3.  Controls and Procedures ............................................      23

PART II. -- OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................      23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........      23

Item 3.  Defaults upon Senior Securities ....................................      24

Item 4.  Submission of Matters to a Vote of Security Holders ................      24

Item 5.  Other Information ..................................................      24

Item 6.  Exhibits ...........................................................      25

SIGNATURES ..................................................................      25

EXHIBIT INDEX ...............................................................      26

PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                           MOLECULAR DIAGNOSTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                    March 31,  December 31,
                                                                                                      2005        2004
                                                                                                   ----------  ----------
                                                                                                   (Unaudited)
                                     Assets
Current Assets:
Cash and cash equivalents ......................................................................   $        3  $       11
Accounts receivables, net of allowance for doubtful accounts of $0 at March 31,
         2005 and December 31, 2004 ............................................................           10          30
Inventories ....................................................................................           48          48
Prepaid financings costs .......................................................................           45          80
Prepaid expenses and other current assets ......................................................           13          14
                                                                                                   ----------  ----------
              Total current assets .............................................................          119         183
Fixed Assets, net ..............................................................................          289         326
Other Assets:
Licenses, patents and technology, net of amortization ..........................................           20          20
                                                                                                   ----------  ----------
              Total assets .....................................................................   $      428  $      529
                                                                                                   ==========  ==========

                 Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable ...............................................................................   $    4,357  $    4,426
Accrued payroll costs ..........................................................................          977       1,084
Accrued expenses ...............................................................................        2,003       1,944
Deferred revenue ...............................................................................           25          25
Due to stockholder .............................................................................           36          38
Lease obligation ...............................................................................          110         110
Notes payable--related party ...................................................................           70          70
Notes payable ..................................................................................        5,164       4,955
                                                                                                   ----------  ----------
              Total current liabilities ........................................................       12,742      12,652
                                                                                                   ----------  ----------

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,119,192 shares issued and outstanding at March 31, 2005 and December 31, 2004
     (Liquidation value of all
classes of preferred stock $9,510,022) .........................................................        7,767       7,767
Common stock, $0.001 par value; 300,000,000 shares authorized; 109,400,625 and 99,792,292 shares issued and 109,208,537 and 99,600,204 shares outstanding at March 31, 2005 and December 31,
2004, respectively .............................................................................          110         100
Additional paid-in-capital .....................................................................       46,910      45,961
Treasury stock; 192,088 shares at March 31, 2005 and December 31, 2004 .........................         (327)       (327)
Accumulated deficit ............................................................................      (66,717)    (65,565)
Accumulated comprehensive loss--
         Cumulative translation adjustment .....................................................          (57)        (59)
                                                                                                   ----------  ----------
              Total stockholders' equity (deficit) .............................................      (12,314)    (12,123)
                                                                                                   ----------  ----------
              Total liabilities and stockholders' equity (deficit) .............................   $      428  $      529
                                                                                                   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                              Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                             2005            2004
                                                         ------------    ------------
                                                                 (Unaudited)
Net revenues .........................................   $         40    $         53
Operating expenses
         Cost of revenues ............................             --              --
         Research and development ....................             72             157
         Selling, general, and administrative expenses            717           1,415
                                                         ------------    ------------
              Total operating expenses ...............            789           1,572
                                                         ------------    ------------

Operating loss .......................................           (749)         (1,519)

Other income (expense):
         Interest expense - related party ............             (2)            (40)
         Interest expense ............................           (401)           (660)
         Gain on currency conversion .................             --              10
         Restructuring settlements ...................             --             161
                                                         ------------    ------------

              Total other income (expense) ...........           (403)           (529)
                                                         ------------    ------------
Loss before income taxes .............................         (1,152)         (2,048)
Income tax expense ...................................             --              --
                                                         ------------    ------------
 Net loss ............................................         (1,152)         (2,048)

Preferred stock dividend .............................           (225)           (312)
                                                         ------------    ------------
Total dividends ......................................           (225)           (312)
                                                         ------------    ------------

Net loss applicable to common stockholders ...........   $     (1,377)   $     (2,360)
                                                         ============    ============

Basic and diluted net loss per common share ..........   $      (0.01)   $      (0.04)
                                                         ============    ============

Weighed average number of common shares outstanding ..    104,343,116      55,812,649
                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                        ---------
                                                                                    2005          2004
                                                                                 ----------    ----------
                                                                                (Unaudited)
Operating Activities:
 Net loss ...................................................................   $   (1,152)   $   (2,048)
Adjustments to reconcile net loss to net cash used for operating activities:
         Amortization of debt discount ......................................          176           464
         Depreciation and amortization ......................................           34           178
         Amortization of fees ...............................................           34           119
         (Gain) loss on sale of fixed assets ................................            3           (99)
         Note issued in payment of an expense ...............................           40            33
         Warrants issued in settlement ......................................          421            --
         Return of fixed assets in exchange for relief of indebtedness ......           --           149
         Stocks, warrants and options issued to non-employees for services ..           16           556
         Changes in assets and liabilities:
              Accounts receivable, net ......................................           20           (13)
              Inventories ...................................................           --            (6)
              Due from stockholder ..........................................           (1)           35
              Prepaid expenses and other current assets .....................            1            --
              Checks issued in excess of amounts on deposit .................           --            (5)
              Accounts payable ..............................................          (69)         (532)
              Lease Obligation ..............................................           --          (142)
              Accrued expenses ..............................................          (48)           95
                                                                                ----------    ----------
Net cash used for operating activities ......................................         (525)       (1,216)
                                                                                ----------    ----------

Cash used in investing activities:
Purchases of fixed assets ...................................................           --           (29)
                                                                                ----------    ----------
Net cash used for investing activities ......................................           --           (29)
                                                                                ----------    ----------

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable .........................           --         1,292
Net proceeds from issuance of common stock ..................................          521            --
Payment of notes payable ....................................................           (4)          (30)
Proceeds from sale of fixed assets ..........................................           --            28
                                                                                ----------    ----------
Net cash provided by financing activities ...................................          517         1,290
                                                                                ----------    ----------
Effect of exchange rate changes on cash and cash equivalents ................           --            --
                                                                                ----------    ----------

Net increase (decrease) in cash and cash equivalents ........................           (8)           45

Cash and cash equivalents at the beginning of period ........................           11            --
                                                                                ----------    ----------

Cash and cash equivalents at end of period ..................................   $        3    $       45
                                                                                ==========    ==========

Supplemental disclosure of cash flow information: Cash paid during the period for:
 Interest ...................................................................   $       25    $        2
Non-cash transactions during the period for:
Financing costs .............................................................   $       16    $      108
Preferred stock and cumulative dividends converted into common stock ........   $       --    $    3,346

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

      MDI is a bio-molecular diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. MDI is currently focused on the design, development and marketing of its InPath(TM) System and related image analysis systems. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic, or doctor's office.

      In addition to AccuMed and Oncometrics Imaging Corp., a wholly-owned subsidiary of AccuMed, MDI had another wholly-owned subsidiary, Samba Technologies, Sarl ("Samba"). MDI lost all rights and title to the assets of Samba upon completion of the former subsidiary's bankruptcy liquidation sale in December 2003.

      The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first three months of 2005, MDI raised net proceeds of $521,050 through the sale of common stock. Management's plans include efforts to obtain additional capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be unable to resume its product development and other activities and may be forced to cease operations.

Note 2. Basis of Presentation

      The consolidated financial statements for the periods ended March 31, 2005 and 2004 included herein are unaudited. Such financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005 or for any other period.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the SEC.

Note 3. Summary of Significant Accounting Principles

      The accounting policies and principles management believes are most critical to aid in understanding and evaluating the Company's reported financial results include the following:

      Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

      Net Loss Per Share. Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive common shares. MDI's calculation of diluted net loss per share as reported excludes potential common shares, as the effect would be anti-dilutive.

      Restructuring Settlements. Restructuring settlements reflect the difference between the actual settlement amounts for various litigation and creditor payment matters and the amounts recorded on the Company's financial statement as the amount due.

      Share-Based Payment. In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(revised), "Share-Based Payment" ("SFAS No. 123(R)"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, the statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This statement is effective as of the beginning of the next fiscal year that begins after December 15, 2005. Adoption of this financial statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Note 4. Licenses, Patents and Technology

      Licenses, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are expensed when incurred. Costs related to abandoned patents or denied patent applications are written off at the time of abandonment or denial. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset's useful life, which ranges from two to 17 years.

      At each annual balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets.

         Licenses, patents, and technology are as follows:
                  (in thousands)

                                 March 31,    December 31,
                                   2005          2004
                                ----------    ----------
                               (unaudited)

Licenses ....................   $       20    $       20
Patent costs ................          133           133
MDI Technology Agreement ....           --            --
LabCorp Technology Agreement           260           260
                                ----------    ----------
 Subtotal ...................          413           413
Less accumulated amortization         (393)         (393)
                                ----------    ----------
                 Total ......   $       20    $       20
                                ==========    ==========

      In 2004, MDI was party to a legal settlement with MonoGen, Inc. involving technology owned by MDI's subsidiary, AccuMed. The dispute was resolved, resulting in the transfer to MonoGen of all of MDI's rights and title to certain AccuMed intellectual property. The transferred technology is not used in the Company's InPath(TM) cervical screening system. The settlement resulted in a net $5,919,000 loss reflected in adjustments to the MDI Technology Agreement and accumulated amortization balances as of December 31, 2004.

      In 2004, MDI was also party to a legal settlement with Invirion, Inc. and Dr. Bruce Patterson over the validity of a technology license. Pursuant to the settlement agreement, MDI agreed to the cancellation of the license, which resulted in a net $569,000 loss reflected in adjustments to the license and accumulated amortization balances as of December 31, 2004.

      For the three months ended March 31, 2005 and 2004, amortization expense was $0 and $131,000, respectively.

Note 5. Accrued Expenses

         Accrued expenses included the following:
                   (in thousands)
                                     March 31,   December 31,
                                       2005         2004
                                    ----------   ----------
                                    (unaudited)

Accrued interest ................   $    1,051   $      994
Accrued interest--related party .           27           25
Accrued settlement costs ........          438          438
Accrued franchise and other taxes          476          476
Other accrued expenses ..........           11           11
                                    ----------   ----------
        Total ...................   $    2,003   $    1,944
                                    ==========   ==========

      MDI was delinquent in paying a portion of federal and state employee and employer payroll taxes for 2003, 2002, and 2001. The delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004. The delinquent federal payroll taxes relating to 2001 were paid in full in January 2005.

      The Company owed $0 and $97,000 as of March 31, 2005 and December 31, 2004, respectively, for 2001 federal payroll taxes, which were included in accrued payroll costs in the accompanying December 31, 2004 balance sheet.

      MDI is also delinquent in filing certain federal and state income tax returns for 2003 and 2002 and is working to complete and file the returns. MDI does not expect to owe federal and state income taxes for 2003 and 2002. The delinquent federal and state income tax returns for 2001 were filed in March 2005 with zero tax due.

Note 6. Notes Payable--Related Parties

         Notes payable to related parties consisted of:
                          (in thousands)

                                                                                     March 31,  December 31,
                                                                                       2005         2004
                                                                                    ----------   ----------
                                                                                    (unaudited)
Northlea Partners, Ltd., $25,000 Promissory Note issued August 6, 2001;
        interest rate 15% per annum .............................................   $       25   $       25
Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001;
        interest rate 9% per annum ..............................................           15           15
Northlea Partners, Ltd., $15,000 Bridge II Convertible Promissory Note issued
        May 1, 2003; interest rate 12% per annum (see description under Bridge II
        Notes in Note 7-Notes Payable for other terms and conditions) ...........           15           15
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate
        9% per annum ............................................................           15           15
                                                                                    ----------   ----------
                                                                                    $       70   $       70
                                                                                    ==========   ==========

      Peter Gombrich Amounts Due. Peter Gombrich, the Company's former Chairman and CEO, was owed $36,481 and $37,299 at March 31, 2005 and December 31, 2004, respectively, for previous advances to the Company. MDI has classified the amount due to Mr. Gombrich under the current liabilities heading "Due to stockholder" in the accompanying balance sheets.

      Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable-related parties due to the uncertainty regarding repayment or possible conversion and the Company's current financial condition.

Note 7. Notes Payable

         Notes payable to unrelated parties consisted of:
                          (in thousands)

                                                                                                March 31,   December 31,
                                                                                                   2005         2004
                                                                                                ----------   ----------
                                                                                               (unaudited)
Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,042,000 at June
        30, 2002; warrants at an exercise price of $0.25 per share; additional
        warrants at an exercise price equal to 150% of note conversion price ................   $      750   $      750
Bridge II Convertible Promissory Notes; due July 31, 2003; interest rate
        12%/15% per annum; convertible into common stock at $0.10 or $0.15 per share;
        beneficial conversion feature valued at $1,777,000 and $330,000 at December 31,
        2003 and December 31, 2002, respectively;
        warrants at an exercise price of $0.15 or $0.20 per share ...........................        1,285        1,285
Bridge III Convertible Promissory Notes; due December 31, 2008; interest rate 10%
        per annum; convertible into common stock at $0.10 per share; beneficial conversion feature valued at $1,604,000 at June 30, 2004; warrants at an
        exercise price of $0.15 per share ...................................................          351          268
Bridge IV Convertible Promissory Notes; due December 31, 2008; interest rate 10%
        per annum; convertible into common stock at $0.10 per share; beneficial conversion feature valued at $1,791,000 at June 30, 2004;
        warrants at an exercise price of $0.15 per share ....................................        1,177        1,085
Monsun, AS $500,000 Promissory Note issued November 1, 2000; interest rate 20% per annum, compounded into principal amount; beneficial conversion feature valued
        at $125,000 at November 1, 2000 .....................................................          822          782
MonoGen, Inc. $305,000 Promissory Note issued October 14, 2004; interest rate at 14%
        per annum; first installment of $25,000 due November 1, 2004 with monthly



        principal and interest installments of $10,000 thereafter; due January 1, 2007 ......          305          305
        O.P., LLC $29,390 Promissory Note issued May 12, 2003; interest rate at 7% per annum;
        monthly principal payments of $1,316 plus interest commencing June 1, 2003;
        due April 2005 ......................................................................            3            6
Ungaretti and Harris LLP $211,368 Secured Promissory Note issued May 8, 2003; interest
        rate at 12% per annum; due September 30, 2003 .......................................          149          149
Ernst & Young LLP $30,800 Promissory Note issued July 17, 2003; interest rate at 12%
        per annum commencing January 1, 2003; due December 31, 2003 .........................           31           31
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003;
        due December 31, 2003; interest at 8% per annum payable after December 31, 2003 .....           21           21
Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; interest
        rate Canadian Prime plus 6% per annum; represents a debt of AccuMed .................           34           34
Western Economic Diversification $221,000 Promissory Note issued June 1989; no
        interest; represents a debt of Oncometrics ..........................................          236          239
                                                                                                ----------   ----------
                                                                                                $    5,164   $    4,955
                                                                                                ==========   ==========

      Bridge I. In 2002, MDI issued an aggregate $3,185,000 in Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the Company's common stock on the date of conversion. In addition, MDI issued to each holder a warrant that entitled each such holder to purchase one share of common stock at an exercise price of $0.25 per share for each dollar of principal. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. In addition, at the time of conversion of the note, each holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for these warrants as of March 31, 2005. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,042,000 at June 30, 2002.

      In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. In November 2003, two Bridge I note holders converted $50,000 in principal amount of notes and $5,287 in accrued interest into 368,579 shares of unregistered common stock. Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were offered warrants to purchase one new share for every four shares acquired by the noteholder upon exercise of such holder's conversion rights under the notes. This offer continued to remain outstanding as of March 31, 2005.

      During the twelve months ended December 31, 2004, holders of $1,325,000 principal amount of Bridge I convertible promissory notes elected to convert their notes and related accrued interest of approximately $173,000 into 9,985,182 shares of unregistered common stock. The remaining $750,000 in principal Bridge I notes remained unconverted and outstanding at March 31, 2005.

      Bridge II. Beginning in October 2002, MDI began an issue of up to $4,000,000 in Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note (see discussion above) and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company's then-Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and 2002, respectively. The value was recorded as a reduction of the debt and was amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $334,909 and $1,826,743 to reflect amortization of the discount during the twelve months ended December 31, 2004 and 2003, respectively.

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

      For the 12 months ended December 31, 2004, holders of $2,146,000 principal amount of Bridge II convertible promissory notes elected to convert their notes and related accrued interest of approximately $251,000 into 17,619,242 shares of unregistered common stock. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's former Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into an aggregate 2,113,987 shares of unregistered common stock. The remaining $1,300,000 in principal Bridge II notes remained unconverted and outstanding at March 31, 2005.

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

      The Bridge III offering documents provided that funds raised would not be released from escrow until the following requirements were met:

      o     A minimum investment of $1,500,000 had been reached;
      o The $190,000 Convertible Promissory Note held by Suzanne Gombrich, wife of Peter Gombrich, was converted into common shares;
      o A portion of the Bridge II Convertible Promissory Note holders converted their notes into common shares; and
      o Peter P. Gombrich, MDI's then-current Chairman and CEO, would resign his position as CEO of the Company.

With the exception of the conversion of Suzanne Gombrich's $190,000 note, which was converted following stockholder approval of an increase in the number of authorized shares of common stock of the Company in July 2004, these requirements were satisfied on April 2, 2004 and the Company issued $1,500,000 in convertible promissory notes in exchange for cash. The funds were used for repayment of a $1 million convertible note held by Suzanne Gombrich, payment of taxes, and working capital. On May 21, 2004, the Company issued an additional $162,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $83,436 and $208,595 to reflect amortization of the discount during the 3 months ended March 31, 2005 and the 12 months ended December 31, 2004, respectively. At the conclusion of the offering, the Company had issued an aggregate $1,662,500 in principal amount of Bridge III convertible promissory notes in exchange for cash, all of which remained unconverted and outstanding at March 31, 2005.

      Bridge IV. Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion prices of the notes during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,791,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $92,196 and $302,288 to reflect amortization of the discount during the 3 months ended March 31, 2005 and the 12 months ended December 31, 2004, respectively.

      The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security interest in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008. At the conclusion of the offering, the Company had issued an aggregate $2,573,500 in principal amount of Bridge IV convertible promissory notes in exchange for cash, all of which remained unconverted and outstanding at March 31, 2005.

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

      On October 31, 2001, Monsun and MDI agreed to the first extension of the maturity date of the note until January 31, 2002. As consideration for the first extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 100,000 shares of common stock of MDI at an exercise price of $0.60 per share. On January 31, 2002, Monsun and MDI agreed to the second extension of the maturity date of the note. As consideration for the second extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.30 per share. A fair value of $4,110 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. On April 1, 2002, Monsun and MDI agreed to the third an final extension of the maturity date until July 31, 2002. As consideration for the third extension agreement, MDI issued a five-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.70 per share. A fair value of $8,287 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. In November 2002, MDI issued 200,000 shares of its common stock as a default penalty on the note. A fair value of $42,000 for the shares was calculated using the market price of the common stock on the date the shares were issued and recorded as financing expenses during 2002. MDI made payments against the principal of the note amounting to $117,266 and recorded interest expense, in addition to the amounts mentioned above, of $80,200 during 2002.

      In January 2003, Monsun initiated a legal action against Peter Gombrich, MDI's then-Chairman, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. Monsun was successful in obtaining a legal judgment of approximately $675,000 related to the note balance and accrued interest against Mr. Gombrich as personal guarantor. In addition, Monsun was granted an award of approximately $438,000 for attorneys' fees against Peter Gombrich as the personal guarantor. The award for legal fees has been recorded as an accrued expense. (See Note 5 - Accrued Expenses) Those judgments remain unsatisfied. Monsun has not filed suit directly against the Company to recover any amounts due under the note or otherwise.

      MonoGen, Inc. In October 2004, MDI entered into a settlement agreement with MonoGen, Inc. relating to an arbitration proceeding brought against AccuMed and Oncometrics for alleged breaches in connection with certain license and related agreements among the parties. As part of the settlement, MDI issued a promissory note to MonoGen in the amount of $305,000, payable in an initial installment of $25,000 on November 1, 2004 and monthly installments thereafter of $10,000 until the note is paid in full, and agreed to transfer to MonoGen certain assets. Inasmuch as the assets were not timely transferred, and because the initial $25,000 payment to be made under the note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004. If the default asserted in the notice is not cured, there are a number of remedies that may be available to MonoGen under the provisions of the settlement agreement and the note, one of which is the possibility that the full principal amount of the note may be accelerated and declared immediately due and payable. To date, neither MDI nor any related party to the suit has received further notice in regard to the asserted default, although not all of the remedies that may be available to MonoGen in regard to such default would require that further notices be given.

      Ungaretti and Harris LLP. In March 2005, MDI entered into a settlement agreement related to a judgment entered against the Company and in favor of Ungaretti and Harris LLP in the law firm's suit against MDI for unpaid legal fees. In January 2005, the court had entered summary judgment in favor of Ungaretti & Harris in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement in satisfaction of the judgment, whereby MDI issued a note for $150,000 to the law firm, payable in installments of $25,000 commencing March 22, 2005, and with subsequent payments due in ninety day increments until the balance is paid in full.

      See Note 11 - Legal Proceedings for more information regarding the legal proceedings regarding or giving rise to the above Monsun, Ungaretti and Harris, and MonoGen notes.

      Defaults. Specific events of default have occurred on a significant majority of the outstanding notes payable issued by MDI, including the Bridge I and Bridge II convertible promissory notes, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun convertible promissory note, the MonoGen note payable, and the note payable to Ungaretti and Harris, which are the subject of legal actions described in Note 11 - Legal Proceedings (certain of which have been settled as discussed herein), MDI has not received any written declarations of default from holders of its outstanding notes payable.

      Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable due to the uncertainty regarding repayment or possible conversion and the Company's current financial condition.

Note 8. Stockholders' Equity

         A summary of the Company's preferred stock capital table is as follows:

                                                                                   March 31,         December 31,
                                                                                     2005                2004
                                                                                     ----                ----
                                                                                Shares Issued &     Shares Issued &
         Offering                                                                 Outstanding         Outstanding
                                                                                  (unaudited)
         Series A convertible..............................................            82,655             82,655
         Series B convertible, 10% cumulative dividend.....................           365,106            365,106
         Series C convertible, 10% cumulative dividend.....................           262,833            262,833
         Series D convertible, 10% cumulative dividend.....................           175,000            175,000
         Series E convertible, 10% cumulative dividend.....................           233,598            233,598
                                                                                  -----------        -----------
Total Preferred Stock......................................................         1,119,192          1,119,192
                                                                                  ===========        ===========

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

Series B Convertible Preferred Stock
Liquidation Value:           $4.00 per share
Conversion Price:            $1.00 per share
Conversion Rate:             4.00--Liquidation Value divided by Conversion
                             Price ($4.00/$1.00)
Voting Rights:               None
Dividends:                   10%--Quarterly--Commencing March 31, 2001
Conversion Period:           Any time
Cumulative dividends in arrears at March 31, 2005 were $609,351

Series C Convertible Preferred Stock
Liquidation Value:           $3.00 per share
Conversion Price:            $0.60 per share
Conversion Rate:             5.00--Liquidation Value divided by Conversion
                             Price ($3.00/$0.60)
Voting Rights:               None
Dividends:                   10%--Quarterly--Commencing March 31, 2002
Conversion Period:           Any time
Cumulative dividends in arrears at March 31, 2005 were $269,117

Series D Convertible Preferred Stock
Liquidation Value:           $10.00 per share
Conversion Price:            $1.00 per share
Conversion Rate:             10.00--Liquidation Value divided by Conversion
                             Price ($10.00/$1.00)
Voting Rights:               None
Dividends:                   10%--Quarterly--Commencing April 30, 2002
                             Conversion Period:Any time
Cumulative dividends in arrears at March 31, 2005 were $597,877

Series E Convertible Preferred Stock
Liquidation Value:           $22.00 per share
Conversion Price:            $0.80 per share
Conversion Rate:             27.50--Liquidation Value divided by Conversion
                             Price ($22.00/$0.80)
Voting Rights:               Equal in all respects to holders of common shares
Dividends:                   10%--Quarterly--Commencing May 31, 2002 Conversion
                             Period:Any time
Cumulative dividends in arrears at March 31, 2005 were $1,675,679

      Issuance of Common Shares for Cash

      Beginning in December 2004, MDI began an offering of common stock to accredited investors in exchange for cash. As part of the offering, MDI granted each investor a warrant to purchase common stock at an exercise price of $0.10 per share, with the first $250,000 of investment to receive 50% warrant coverage and subsequent investments in excess of $250,000 to receive 25% coverage. In the first quarter of fiscal 2005, the Company had received net aggregate proceeds of $521,050 and issued an aggregate 9,608,334 shares of restricted common stock, as well as warrants to purchase 2,402,084 shares of common stock. MDI valued the warrants at $183,775 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital - warrants for the quarter ended March 31, 2005.

      Issuance of Warrants as a Settlement

      On July 18, 2003, Mr. Milley, a director of MDI, Azimuth Corporation (of which Mr. Milley is President and Chairman of the Board) and Cadmus Corporation (of which Mr. Milley is President), agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which warrants entitled the holders to purchase a total of 3,125,000 shares of MDI common stock at various exercise prices between $0.01 and $1.25 per share. The warrants, issued between December

1999 and August 2001, contained anti-dilution clauses which required MDI to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 1,500,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company's issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties' agreement to cancel these warrants, including their individual anti-dilution clauses, and the forgiveness of approximately $100,000 owed to Azimuth and Cadmus, in February 2005 MDI issued warrants to purchase 2,875,000 and 3,625,000 shares to Azimuth and Cadmus, respectively, at an exercise price of $0.30 per share. MDI had also agreed to issue a 120-day warrant entitling the holders to purchase 500,000 shares of common stock at an exercise price of $0.30, which warrant expired on November 19, 2003. MDI valued the warrants at $420,551 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      Issuance of Warrants for Services

      In February 2005, MDI issued warrants to purchase 200,000 shares of common stock with an exercise price of $0.10 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $16,260 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      Application of Black-Scholes Valuation Model

      In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero; a risk-free interest rate of 4.88% and 4.77% for the March 31, 2005 and 2004 periods, respectively; volatility factors of 146% and 182%, respectively; and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

Note 9. Equity Incentive Plan and Employee Stock Purchase Plan

      On May 25, 1999, stockholders approved the establishment of the 1999 Equity Incentive Plan (the "Plan") effective as of June 1, 1999. The Plan provides that the Board may grant various forms of equity incentives to directors, employees, and consultants, including but not limited to incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock awards. Awards under the Plan are exercisable at fair market value determined as of the date of grant in accordance with the terms of the Plan. Awards vest immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant.

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

      The Board of Directors has also granted options to purchase common stock of MDI outside of the Plan.

      As permitted by SFAS No. 123, MDI applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted to employees under the Plan. No compensation cost was recorded during the first quarter of 2005 or 2004 for options granted to employees, as the exercise prices of such options approximated the fair value of the underlying common stock on the date of the grant. Had stock options been accounted for under the fair value method recommended by SFAS No. 123, the Company's net loss allocated to common shareholders would have been changed to the pro forma amounts indicated below:

                                                                 For the three months ended March 31,
                                                                          2005             2004
                                                               (in thousands except for per share amounts)
Net loss applicable to common shareholders as reported.............    $  (1,377)       $  (2,360)
Deduct: Total stock-based compensation determined
under the fair value based method for all awards and
forfeitures, net of related taxes..................................           (3)            (158)
                                                                       ----------       ----------
Pro forma net loss applicable to common shareholders...............    $  (1,380)       $  (2,518)
                                                                       ==========       ==========

Basic and diluted loss per share applicable to common
shareholders - as reported.........................................    $  (0.01)        $   (0.04)
                                                                       =========        ==========
Basic and diluted loss per share applicable to common
         shareholders - pro forma..................................    $  (0.01)        $   (0.05)
                                                                       =========        ==========

      The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.88% and 4.77% for the March 31, 2005 and 2004 periods, respectively; volatility factors of the expected market price of the Company's common stock of 146% and 182%, respectively; and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the options or restricted shares.

      A summary of the Company's stock option activity and related information follows:

                                                   Weighted
                                                   Average
                                                  Exercise
                                     Options       Price

Outstanding at January 1, 2004 .    3,494,648
Granted ........................    2,500,000    $   0.1540
Forfeited ......................   (1,046,921    $   1.0276
                                   ----------
Outstanding at December 31, 2004    4,947,727
  Granted ......................           --
Forfeited ......................      (30,000)   $   0.9210
                                   ----------
Outstanding at March 31, 2005 ..    4,917,727
                                   ==========
Exercisable at March 31, 2005 ..    3,591,061    $   0.8450
                                   ==========

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

      In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(revised), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This statement is effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.


Note 10. Subsequent Events

      In April 2005, MDI, as part of its current common stock offering, offered common stock to accredited investors in exchange for cash. For the month ended April 30, 2005, the Company had received additional net proceeds of $117,000 and was obligated to issue 2,166,667 shares of restricted common stock and warrants to purchase an aggregate 541,667 shares of common stock at $0.10 per share in connection with such offering.

Note 11. Legal Proceedings

      Settled in the First Quarter of Fiscal 2005

      The Cleveland Clinic Foundation. On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:03CV0561)) seeking approximately $315,000 for certain clinical trial work conducted by the Foundation in the Peoples

Republic of China on behalf of MDI. On December 8, 2003, a default judgment in the amount of $260,000 was entered against MDI. In the first quarter of 2005, the parties agreed in principle to terms of settlement and are currently working on a definitive settlement agreement. MDI's last settlement payment is expected to be in July 2005, at which point it is expected that the default judgment will be deemed fully satisfied.

      Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee. On February 18, 2004, former MDI employees Daniel Kussworm, Jennifer Kawaguchi and Susan Keesee filed suit against MDI and one of its officers in the Circuit Court of Cook County, Illinois (04 L 1941) to recover wages and other compensation allegedly due them. These claims were settled and fully satisfied in January 2005, and the lawsuit has been dismissed.

      Ungaretti & Harris. On May 31, 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris LLP and against MDI in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. Under the agreement, MDI's payments to Ungaretti & Harris should conclude in 2006.

      Pending as of March 31, 2005

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

      The Lash Group, Inc. On June 10, 2004, The Lash Group, Inc., a healthcare consulting firm, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Mecklenburg County, North Carolina (04 CVS 10367). The Lash Group seeks approximately $94,000, plus interest, attorney fees, and court costs, for the alleged breach of an agreement, with respect to which Peter Gombrich, our former Chairman and CEO, and MDI are sought to be held primarily liable. This action remains unresolved and the Company intends to contest the claims.

      Medical College of Georgia Research Institute, Inc. On November 18, 2003, the Medical College of Georgia Research Institute, Inc. filed suit against MDI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for MDI. Georgia Research Institute claimed that the principal amount of the obligation due from MDI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. On

October 27, 2004, the court entered summary judgment in favor of Georgia Research Institute and against MDI in the amount of $68,404. MDI expects to propose terms of settlement to satisfy this judgment in 2005.

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

      The Regents of the University of California. On May 28, 2004, The Regents of the University of California filed suit against MDI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claims that MDI breached an agreement to sponsor a research project for a period of one year. The complaint seeks compensatory damages in the amount of $57,530 and an additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against MDI in the amount of $132,827, which includes court costs. The parties are currently involved in settlement negotiations with respect to this matter.

      Arthur Lipper III. On July 8, 2004, Arthur Lipper III filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 L 7671). Mr. Lipper claims that MDI breached a consulting services agreement and seeks $60,000, plus interest and court costs. MDI is contesting this claim.

      Kanan, Corbin, Schupak & Aronow, Inc. On August 12, 2004, Kanan, Corbin, Schupak & Aronow, Inc. ("KCSA") filed suit against AccuMed International, Inc. f/d/b/a Molecular Diagnostics, Inc. in the Circuit Court of Cook County, Illinois (04 L 9109), seeking $59,678, plus interest and court costs, for services provided. MDI has not yet been formally served with the summons and complaint in this case.

      Reid Jilek. On October 20, 2004, Reid Jilek filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 CH 17375). Mr. Jilek claims that MDI breached a 2003 services agreement and that MDI subsequently breached a 2004 settlement agreement. Mr. Jilek seeks $180,000 pursuant to the services agreement, or alternatively, seeks $114,000 pursuant to the settlement agreement. Mr. Jilek also seeks a court order that MDI issue to him 1,500,000 warrants to purchase MDI stock at $0.17 per share, pursuant to the services agreement. MDI previously issued to Mr. Jilek warrants to purchase an aggregate 1 million shares of its common stock, and intends to contest Mr. Jilek's claims.

      Esoterix, Inc. Esoterix, Inc. made a claim against MDI for $19,725, arising from a laboratory services agreement that it maintains MDI breached. In March 2005, Esoterix filed suit against MDI to pursue this claim in the Circuit Court of Cook County, Illinois (05 M1 116482). MDI is currently engaged in settlement discussions with Esoterix.

      Peter Gombrich. On April 25, 2005, former MDI officer Peter Gombrich filed suit against MDI in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claims that MDI breached a written employment contract and that it owes him in excess of $849,500 (plus interest and attorneys' fees). Mr. Gombrich also alleged a claim against MDI for contribution and indemnification regarding agreements he signed as a guarantor for certain alleged MDI obligations. MDI has not yet responded to the complaint.

      Miscellaneous

      MonoGen, Inc. In July 2002, MonoGen, Inc. initiated an arbitration proceeding against the Company and its subsidiaries, AccuMed and Oncometrics Imaging Corp. (collectively, the "MDI Group"), alleging that the MDI Group had violated MonoGen's rights under certain license agreements (the "License Agreements") separately entered into by the subsidiaries with MonoGen prior to the Company's acquisition of the subsidiaries. In December 2002, the parties to the arbitration entered into an agreement (the "Technology Agreement") that purported to settle the issues that had been raised in the arbitration complaint. However, the Technology Agreement did not have the desired effect of ending the dispute, and in May 2003 the MDI Group filed suit in the Circuit Court of Cook County, Illinois (the "State Court Case") against MonoGen and two individuals affiliated with MonoGen in an attempt to obtain a judicial resolution of the issues that had been raised in the arbitration. The State Court Case also sought to resolve certain allegations of breach of fiduciary duties made by the Company against the President of MonoGen, Norman Pressman, who had been the President of both AccuMed and Oncometrics at the time the License Agreements had been entered into by the parties.

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

      In as much as the AcCell units and spare parts were not transferred to MonoGen within the time period prescribed in the settlement agreement, and because the initial $25,000 payment to be made under the note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004. If the default asserted in the notice is not cured, there are a number of remedies that may be available to MonoGen under the provisions of the settlement agreement and the note, one of which is the possibility that the full principal amount of the note may be accelerated and declared immediately due and payable. To date, no member of the MDI Group has received further notice in regard to the asserted default, although not all of the remedies that may be available to MonoGen in regard to such default would require that further notices be given.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

      Forward-Looking Statements

      Certain statements contained in this discussion and analysis that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), business strategies or prospects, or possible future actions by us are also forward-looking statements.

      These forward-looking statements are based on beliefs of our management as well as current expectations, projections and assumptions currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 under the caption "Risk Factors" and in subsequent reports filed with the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

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

      The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost effective service delivery. We are developing an initial series of products to address these criteria including sample collection devices, chemical and biological tests, and analysis instruments and related software.

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

      The Company now is focused on marketing a new, fully-integrated workstation - the Automated Image Proteomic System or "AIPS(TM)" - based on updated technology. We expect that the new platform will be marketed through a distribution partner and, in certain instances, will be placed in a customers' facility on a fee-for-use basis. Nearly all of our reported revenue to date has been from the sale of AcCell products and services and from a former subsidiary's discontinued operations.

      The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first three months of 2005, MDI raised net proceeds of $521,050 through the sale of common stock. Management's plans include substantial efforts to obtain additional capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be required to curtail its product development and other activities and may be forced to cease operations.

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

      There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2004, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 3 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Results of Operations

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and our audited consolidated financial statements and notes thereto, as well as our Management's Discussion and Analysis, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC.

      Three Months Ended March 31, 2005 as compared to Three Months Ended March 31, 2004

      Revenue

      Revenues for the three months ended March 31, 2005 decreased $13,000, or 24.5%, to $40,000 from revenues of $53,000 for the same period in 2004. This decrease was the result of a reduction in revenue from the sale of our slide-based installed systems.

      Costs and Expenses

      Cost of Goods Sold

      Cost of goods sold was zero for the quarters ended March 31, 2005 and March 31, 2004, respectively.

      Research and Development

      We devote a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications to and refinements of our existing products.

      For the quarter ended March 31, 2005, our R&D expenses were $72,000, a decrease of $85,000, or 54.1%, over the same period in 2004. This decrease was the result of reduced operating capacity due to capital and liquidity constraints. This reduction has led to delays in the finalization of development, completion of clinical trial validation, Food and Drug Administration submissions, market introduction, and the sale of some of our products.

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

      Selling, General and Administrative

      For the quarter ended March 31, 2005, selling, general and administrative expenses ("SG&A") were $717,000, a decrease of $698,000, or 49.3%, over expenses of $1,415,000 for the same period in 2004. This decrease included a reduction of $406,000 in financing costs, $67,000 in investor relations expenditures, $94,000 in other general and administrative costs and $131,000 in legal and professional fees.

      Significant components of SG&A are compensation costs for executive, sales and administrative personnel; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; and amortization/depreciation charges.

      Other Income and Expense

      Interest Expense

      Interest expense, including interest expense to related parties, decreased $297,000 for the first quarter ended March 31, 2005 to $403,000, a decrease of 42.4% over the same period of 2004. Bridge I, II, III, IV, and related party convertible promissory notes in principal amounts totaled $6,356,000 and $5,297,000 for the fiscal quarters ended March 31, 2005 and 2004, respectively. The change included an decrease in interest expense of $10,000 related to the lower interest rates on the Bridge III and IV notes and a decrease of $289,000 related to the amortization of debt discount arising from the beneficial conversion feature of certain of the notes. The amortized debt discount amount decreased due to an increase in the duration of the new Bridge III and IV notes issued during 2004 in relation to the shorter maturity periods of the Bridge I and II notes issued during 2001 through 2003.

      Restructuring Settlements

      For the quarter ended March 31, 2005, MDI did not record any restructuring settlements, a decrease of $161,000 or 100% over the same period in 2004. The gain recorded during the quarter ended March 31, 2004 resulted from the settlement of various litigation and credit payment matters during that period.

      Net Loss

      The net loss for the three-month period ended March 31, 2005 before preferred dividends totaled $1,152,000, compared with $2,048,000 for the same period in 2004, a decrease of $896,000 or 43.8%. The decrease was primarily the result of reduced operating capacity due to capital and liquidity constraints as well as a reduction in interest expense. In addition, cumulative dividends on the Company's outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $225,000 for the quarter ended March 31, 2005, compared with $312,000 for the same period in 2004. The net loss applicable to common stockholders for the three months ended March 31, 2005 was $1,377,000, or $0.01 per share, on 104,343,116 weighted average common shares outstanding. This compared with the net loss applicable to common stockholders for the three-month period ended March 31, 2004 of $2,360,000, or $0.04 per share, on 55,812,649 weighted average common shares outstanding.

Liquidity and Capital Resources

      Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $525,000 and $1,216,000 for the first quarter ended March 31, 2005 and 2004, respectively, in operating activities.

      We experienced severe liquidity problems during the quarter ended March 31, 2005. As a result, we were forced to cut staff and reduce our operations to a minimum level. Officers refrained from drawing salaries during portions of the first quarter of 2005 in order to reduce demands on our limited cash position. We were able to raise funds through the sale of common stock during the quarter, although the proceeds of the common stock offerings were used to satisfy certain obligations coming due at that time as well as for the payment of a limited amount of current operational expenses.

      At March 31, 2005, we had $3,000 cash on hand, a decrease of $8,000 over cash on hand at December 31, 2004 of $11,000. This cash position results from our loss from operations and our inability to raise sufficient new capital due to very unfavorable conditions in financing markets, both public and private, for companies in general, and especially for small life sciences companies such as ours. We were unable to raise sufficient funds during the quarter to maintain adequate cash reserves and to meet the ongoing operational needs of the business.

      We incurred no capital expenditures during the first quarter of 2005 versus capital expenditures of $29,000 for the first quarter 2004, a decrease of 100%. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. MDI is striving to keep capital expenditures to a minimum due to capital and liquidity constraints, and the Company has no plans for material commitments for capital expenditures in the near-term.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that review and evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports filed or submitted by MDI under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control over Financial Reporting

      During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

      See Note 11 - Legal Proceedings in the Notes to Consolidated Financial Statements included herein for a discussion of the most recent events regarding the Company's pending and threatened legal proceedings, which information is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

      Common Stock. Beginning in December 2004, MDI began an offering of common stock to accredited investors in exchange for cash. As part of the offering, MDI granted each investor a warrant to purchase common stock at an exercise price of $0.10 per share, with the first $250,000 of investment to receive 50% warrant coverage and subsequent investments in excess of $250,000 to receive 25% coverage. In the first quarter of fiscal 2005, the Company had received net aggregate proceeds of $521,050 and issued an aggregate 9,608,334 shares of restricted common stock, as well as warrants to purchase 2,402,084 shares of common stock. MDI valued the warrants at $183,775 using the Black-Scholes valuation model and recorded the amount as to additional paid-in-capital - warrants for the quarter ended March 31, 2005.

      Warrants. In February 2005, MDI issued warrants to purchase an aggregate 6,500,000 shares of common stock of the Company with an exercise price of $0.30 per share to Azimuth Corporation and Cadmus Corporation in exchange for such warrant holders' agreement to cancel certain other warrants containing anti-dilution provisions unfavorable to the Company. MDI valued the warrants at $420,551 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the first quarter ended March 31, 2005.

      In February 2005, MDI issued warrants to purchase 200,000 shares of common stock of the Company with an exercise price of $0.10 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $420,551 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the first quarter ended March 31, 2005.

      MDI issues securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to MDI's SEC filings.

      Warrants issued by the Company during the quarter expire five years from the date of issuance and are exercisable immediately upon issuance. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws. The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.

Company Repurchases of Securities

      During the first quarter of fiscal 2005, neither the Company nor any affiliated purchaser of the Company purchased equity securities of MDI.

Item 3.  Defaults upon Senior Securities

      As of March 31, 2005, MDI had failed to make the required principal and interest payments, constituting events of default, on the following notes payable:

      o     $750,000 in Bridge I convertible promissory notes;

      o     $1,300,000 in Bridge II convertible promissory notes;

      o     $822,000 Monsun AS convertible promissory note;

      o     $149,000 Ungaretti & Harris LLP secured promissory note;

      o     $31,000 Ernst & Young LLP promissory note;

      o     $305,000 MonoGen, Inc. promissory note and;

      o     $21,000 Ventana Medical Systems, Inc. promissory note

      The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun AS convertible promissory note, the MonoGen note payable, and the note payable to Ungaretti & Harris, which are the subject of legal actions referred to in Part II, Item 1 above and in Note 11 - Legal Proceedings in the Notes to Consolidated Financial Statements included herein (certain of which have been settled as described herein), MDI has not received any written declarations of default from holders of outstanding notes payable.

Item 4. Submission of Matters to Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits K

      See Exhibit Index

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Molecular Diagnostics, Inc.


                                         /s/ Denis M. O'Donnell, M.D.
                                         ---------------------------------------
                                         Denis M. O'Donnell, M.D.
                                         Chief Executive Officer and
                                         President


                                         /s/ Dennis L. Bergquist
                                         ---------------------------------------
                                         Dennis L. Bergquist
                                         Chief Financial Officer

Date: May 19, 2005

                                  EXHIBIT INDEX

Exhibit
Number                            Description

4.1 Form of common stock purchase warrant issued to financial consultant on February 15, 2005 representing the right to purchase 200,000 shares of common stock of the Company.

31.1        Section 302 certification by principal executive officer.

31.2        Section 302 certification by principal financial officer.

32.1        Section 906 certification by principal executive officer.

32.2        Section 906 certification by principal financial officer.