Form 10QSB
period 2005-06-30
MOLECULAR DIAGNOSTICS INC
filed 2005-08-16
CIK 75439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

COMMON STOCK, $0.001 PAR VALUE, AT AUGUST 10, 2005: 111,458,537
                                                    -----------

                           MOLECULAR DIAGNOSTICS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


                                                                            PAGE
PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         a)    Consolidated  Balance  Sheets  --  June  30,  2005
               (unaudited) and December 31, 2004 ............................  3

         b)    Consolidated Statements of Operations -- Three and
               six months  ended June 30,  2005 and June 30, 2004
               (all unaudited) ..............................................  4

         c)    Consolidated  Statements  of  Cash  Flows  --  Six
               months  ended June 30, 2005 and June 30, 2004 (all
               unaudited) ...................................................  5

         d)    Notes to Consolidated Financial Statements ...................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation .......... 17

Item 3.  Controls and Procedures ............................................ 23

PART II. -- OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........ 23

Item 3.  Defaults upon Senior Securities .................................... 24

Item 4.  Submission of Matters to a Vote of Security Holders ................ 28

Item 5.  Other Information .................................................. 28

Item 6.  Exhibits ........................................................... 28

SIGNATURES .................................................................. 29

EXHIBIT INDEX ............................................................... 30

PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              MOLECULAR DIAGNOSTICS, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                 (DOLLARS IN THOUSANDS)

                                                                                                JUNE 30,      DECEMBER 31,
                                                                                                  2005            2004
                                                                                                ---------      --------
                                                                                               (Unaudited)
                                                         ASSETS
Current Assets:
Cash and cash equivalents...................................................................    $       1      $     11
Accounts receivables, net of allowance for doubtful accounts of $0 at June 30,
         2005 and December 31, 2004.........................................................           19            30
Inventories   ..............................................................................           48            48
Prepaid financings costs....................................................................           11            80
Prepaid expenses and other current assets...................................................           13            14
                                                                                                ---------      --------
              Total current assets..........................................................           92           183
Fixed Assets, net...........................................................................          264           326
Other Assets:
Licenses, patents and technology, net of amortization.......................................           20            20
                                                                                                ---------      --------
              Total assets..................................................................    $     376      $    529
                                                                                                =========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable............................................................................    $   4,512      $  4,426
Accrued payroll costs.......................................................................        1,048         1,084
Accrued expenses............................................................................        2,193         1,944
Deferred revenue............................................................................           25            25
Due to stockholder..........................................................................           36            38
Lease obligation............................................................................          110           110
Notes payable--related party................................................................           70            70
Notes payable ..............................................................................        5,380         4,955
                                                                                                ---------      --------
              Total current liabilities.....................................................       13,374        12,652
                                                                                                ---------      --------

Stockholders' Equity (Deficit):
Preferred  stock,  $0.001 par value;  10,000,000  shares  authorized;  1,119,192 shares  issued and  outstanding  at June 30,  2005 and  December  31,  2004
     (Liquidation value of all
classes of preferred stock $9,510,022)......................................................        7,767         7,767
Common stock, $0.001 par value; 300,000,000 shares authorized; 111,650,625 and 99,792,292 shares issued and 111,458,537 and 99,600,204 shares outstanding at June 30, 2005 and December 31,
2004, respectively..........................................................................          112           100
Additional paid-in-capital..................................................................       47,013        45,961
Treasury stock: 192,088 shares at June 30, 2005 and December 31, 2004.......................         (327)         (327)
Accumulated deficit.........................................................................      (67,508)      (65,565)
Accumulated comprehensive loss--
         Cumulative translation adjustment..................................................          (55)          (59)
                                                                                                ---------      --------
              Total stockholders' equity (deficit)..........................................      (12,998)      (12,123)
                                                                                                ---------      --------
              Total liabilities and stockholders' equity (deficit)..........................    $     376      $    529
                                                                                                =========      ========

                The accompanying notes are an integral part of these consolidated financial statements.

                                               MOLECULAR DIAGNOSTICS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FOR THE SIX MONTHS             FOR THE THREE MONTHS
                                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                                             ----------------------------   ----------------------------
                                                                  2005            2004           2005           2004
                                                             -------------   ------------   -------------   ------------
                                                                       (Unaudited)                   (Unaudited)

Net revenues..............................................   $          69   $        154   $          29   $        101
Operating expenses
Cost of revenues..........................................              --             25              --             25
Research and development..................................              97            485              25            328
Selling, general, and administrative expenses.............           1,101          2,138             384            884
                                                             -------------   ------------   -------------   ------------
         Total operating expenses.........................           1,198          2,648             409          1,237
                                                             -------------   ------------   -------------   ------------
Operating loss............................................          (1,129)        (2,494)           (380)        (1,136)

Other income (expense):
Interest expense -related party...........................              (5)           (48)             (3)            (8)
Interest expense .........................................            (809)        (1,137)           (408)          (477)
Other, net    ............................................              --             10              --             --
                                                             -------------   ------------   -------------   ------------
         Total other income (expense).....................            (814)        (1,175)           (411)          (485)
                                                             -------------   ------------   -------------   ------------
Loss before income taxes..................................          (1,943)        (3,669)           (791)        (1,621)
Income tax expense........................................              --             --              --             --
                                                             -------------   ------------   -------------   ------------
 Net loss     ............................................          (1,943)        (3,669)           (791)        (1,621)

Preferred stock dividend..................................            (453)          (570)           (228)          (258)
                                                             -------------   ------------   -------------   ------------
Net loss applicable to common stockholders................   $      (2,396)  $     (4,239)  $      (1,019)  $     (1,879)
                                                             =============   ============   =============   ============

Basic and fully diluted net loss per common share.........   $       (0.02)  $   (0.07)     $       (0.01)  $      (0.03)
                                                             =============   ============   =============   ============
Weighted average number of common shares outstanding......     107,330,150     64,826,113     111,463,812     73,839,577
                                                             =============   ============   =============   ============


                The accompanying notes are an integral part of these consolidated financial statements.

                                        MOLECULAR DIAGNOSTICS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (DOLLARS IN THOUSANDS)
                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     ---------------------
                                                                                       2005        2004
                                                                                     ---------   ---------
                                                                                          (Unaudited)
Operating Activities:
 Net loss.........................................................................   $  (1,943)  $  (3,669)
Adjustments to reconcile net loss to net cash used for operating activities:
         Amortization of debt discount............................................         353         712
         Depreciation and amortization............................................          68         348
         Amortization of prepaid consulting fees..................................          68         238
         (Gain) loss on sale of fixed assets......................................           3         (99)
         Note issued in payment of an expense.....................................          82          67
         Warrants issued in settlement............................................         421          --
         Return of fixed assets in exchange for relief of indebtedness............          --         149
         Stocks, warrants and options issued to non-employees for services........          --         920
         Changes in assets and liabilities:
              Accounts receivable, net............................................          11          (5)
              Inventories.........................................................          --          19
              Due to stockholder..................................................          (1)        (15)
              Prepaid expenses and other current assets...........................           1          --
              Checks issued in excess of amounts on deposit.......................          --          (5)
              Accounts payable....................................................          86      (1,020)
              Lease obligation....................................................          --        (183)
              Deferred revenue....................................................                     (50)
              Accrued expenses....................................................         213        (186)
                                                                                     ---------   ---------
Net cash used for operating activities............................................        (638)     (2,779)
                                                                                     ---------   ---------
Investing Activities:
Expenditures in licenses, patents and technology..................................          --         (20)
Purchases of fixed assets.........................................................         (10)       (178)
                                                                                     ---------   ---------
Net cash used for investing activities............................................         (10)       (198)
                                                                                     ---------   ---------
Financing Activities:
Proceeds from issuance of convertible notes payable...............................          --       4,236
Net proceeds from issuance of common stock........................................         643          --
Payment of notes payable..........................................................          (5)       (877)
Proceeds from sale of fixed assets................................................          --          28
                                                                                     ---------   ---------
Net cash provided by financing activities.........................................         638       3,387
                                                                                     ---------   ---------
Effect of exchange rate changes on cash and cash equivalents......................          --          --
                                                                                     ---------   ---------
Net increase (decrease) in cash and cash equivalents..............................         (10)        410

Cash and cash equivalents at the beginning of period..............................          11          --
                                                                                     ---------   ---------
Cash and cash equivalents at end of period........................................   $       1   $     410
                                                                                     =========   =========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
 Interest.........................................................................   $      25   $     135
Non-cash transactions during the period for:
Financing costs...................................................................   $      42   $     920
Return of fixed assets in exchange for relief of indebtedness.....................   $      --   $     149
Preferred stock and cumulative dividends converted into common stock..............   $      --   $   6,347


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

         MDI is a bio-molecular diagnostics company focused on the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer, including its InPath(TM) System and related image analysis systems. MDI, however, has currently curtailed its operations with respect to the design, development and marketing of its InPath(TM) System and related image analysis systems, and expects to resume such operations only when the Company has obtained additional capital. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic, or doctor's office.

         In addition to AccuMed and Oncometrics Imaging Corp., a wholly-owned subsidiary of AccuMed, MDI had another wholly-owned subsidiary, Samba Technologies, Sarl ("Samba"). MDI lost all rights and title to the assets of Samba upon completion of the former subsidiary's bankruptcy liquidation sale in December 2003.

         The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first six months of 2005, MDI raised net proceeds of $643,050 through the sale of its common stock. Management's plans for the remainder of fiscal 2005 include substantial efforts to obtain additional capital. During the quarter ended June 30, 2005, however, the Company was unable to obtain adequate financing or generate profitable sales revenues, and was forced to curtail its product development and other activities. If the Company continues to be unable to obtain adequate financing, it will be forced to cease operations and may seek bankruptcy protection.

NOTE 2.  BASIS OF PRESENTATION

         The consolidated financial statements for the periods ended June 30, 2005 and 2004 included herein are unaudited. Such financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005 or for any other period.

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

                           MOLECULAR DIAGNOSTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Restructuring Settlements. Restructuring settlements reflect the difference between the actual settlement amounts for various litigation and creditor payment matters and the amounts originally recorded on the Company's financial statement as the amount due. Settlement amounts were less than amounts originally recorded in recognition of the Company's financial condition.

         Share-Based Payment. In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(revised), "Share-Based Payment" ("SFAS No. 123(R)"), which revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, the statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This statement is effective for the Company as of the beginning of the next fiscal year that begins after December 15, 2005. Adoption of this financial statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

                           MOLECULAR DIAGNOSTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Licenses, patents, and technology were as follows:
                  (in thousands)

                                                         JUNE 30,   DECEMBER 31,
                                                            2005       2004
                                                         ---------   ---------
                                                        (unaudited)

 Licenses.............................................   $      20   $      20
Patent costs..........................................         133         133
LabCorp Technology Agreement..........................         260         260
                                                         ---------   ---------
 Subtotal.............................................         413         413
Less accumulated amortization.........................        (393)       (393)
                                                         ---------   ---------
                 Total................................   $      20   $      20
                                                         =========   =========

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

For the six months ended June 30, 2005 and 2004, amortization expense was $0 and $263,000, respectively.

NOTE 5.ACCRUED EXPENSES

         Accrued expenses included the following:
         (in thousands)
                                                         JUNE 30,   DECEMBER 31,
                                                            2005        2004
                                                         ---------   ---------
                                                        (unaudited)

         Accrued interest.............................   $   1,238   $     994
         Accrued interest--related party..............          30          25
         Accrued settlement costs.....................         438         438
         Accrued franchise and other taxes............         476         476
         Other accrued expenses.......................          11          11
                                                         ---------   ---------
                 Total................................   $   2,193   $   1,944
                                                         =========   =========

         MDI was delinquent in paying a portion of its federal and state employee and employer payroll taxes for 2003, 2002, and 2001. The delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004. The delinquent federal and state payroll taxes relating to 2001 were paid in full during the six months ended June 30, 2005.

         The Company owed $0 and $97,000 as of June 30, 2005 and December 31, 2004, respectively, for 2001 federal payroll taxes, which amounts for 2004 were included in accrued payroll costs in the accompanying December 31, 2004 balance sheet.

         MDI is also delinquent in filing certain federal and state income tax returns for 2003 and 2002 and is working to complete and file the returns. MDI does not expect to owe federal and state income taxes for 2003 and 2002. The delinquent federal and state income tax returns for 2001 were filed in March 2005 with zero tax due.

NOTE 6.  NOTES PAYABLE--RELATED PARTIES

         Notes payable to related parties consisted of:
         (in thousands)

                                                         JUNE 30,   DECEMBER 31,
                                                           2005         2004
                                                         ---------   ---------
                                                        (unaudited)

       Northlea Partners, Ltd., $25,000 Promissory
         Note issued August 6, 2001; interest rate 15%
         per annum.......................................$      25   $      25
       Northlea Partners, Ltd., $15,000 Promissory
         Note issued September 20, 2001; interest rate
         9% per annum....................................       15          15
         Northlea Partners, Ltd., $15,000 Bridge II
       Convertible Promissory Note issued May 1, 2003;
         interest rate 12% per annum (see description
         under Bridge II Notes in Note 7-Notes Payable
         for other terms and conditions).................       15          15
       Robert Shaw, $25,000 Promissory Note issued
         September 20, 2001; interest rate 9% per annum..       15          15
                                                         ---------   ---------
                                                         $      70   $      70
                                                         =========   =========

         Peter Gombrich Amounts Due. Peter Gombrich, the Company's former Chairman and CEO, was owed $36,481 and $37,299 at June 30, 2005 and December 31, 2004, respectively, for previous advances to the Company. MDI has classified the amount due to Mr. Gombrich under the current liabilities heading "Due to stockholder" in the accompanying balance sheets.

         Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable-related parties due to the uncertainty regarding repayment, the possible conversion of amounts due into stock of the Company, and the Company's current financial condition.


NOTE 7.  NOTES PAYABLE

         Notes payable to unrelated parties consisted of:
         (in thousands)
                                                         JUNE 30,   DECEMBER 31,
                                                            2005       2004
                                                         ---------   ---------
                                                        (unaudited)

       Bridge I Convertible  Promissory Notes; due
         December 31, 2002; interest rate 7% per annum;
         convertible  into common stock at 75% of the
         market price on date of conversion;  beneficial
         conversion feature valued at $1,042,000 at June
         30, 2002; warrants at an exercise price of $0.25
         per share; additional warrants at an exercise
         price equal to 150% of note conversion price....$     750   $     750
       Bridge II Convertible Promissory Notes; due
         July 31, 2004; interest rate 12%/15% per annum;
         convertible  into common  stock at $0.10 or
         $0.15 per share; beneficial  conversion feature
         valued at $1,777,000 and $330,000 at December 31,
         2003 and December 31, 2002, respectively;
         warrants at an exercise price of $0.15 or
         $0.20 per share.................................    1,285       1,285
       Bridge III Convertible Promissory Notes; due
         December 31, 2008; interest rate 10% per  annum;
         convertible  into  common  stock at  $0.10  per
         share;  beneficial conversion feature valued at
         $1,604,000 at June 30, 2004; warrants at an
         exercise price of $0.15 per share...............      435         268

       Bridge IV Convertible Promissory Notes; due
         December 31, 2008; interest rate 10% per  annum;
         convertible  into  common  stock at  $0.10  per
         share;  beneficial conversion feature valued at
         $1,791,000 at June 30, 2004; warrants at an
         exercise price of $0.15 per share...............    1,271       1,085
       Monsun, AS $500,000 Promissory Note issued
         November 1, 2000; interest rate 20% per annum,
         compounded into principal amount; beneficial
         conversion feature valued at $125,000 at
         November 1, 2000................................      864         782
       MonoGen, Inc. $305,000 Promissory Note issued
         October 14, 2004; interest rate at 14% per annum;
         first installment of $25,000 due November 1,
         2004 with monthly principal and interest
         installments of $10,000 thereafter; due January
         1, 2007.........................................      305         305
       O.P., LLC $29,390 Promissory Note issued May 12,
         2003; interest rate at 7% per annum; monthly
         principal payments of $1,316 plus interest
         commencing June 1, 2003; due April 2005.........        1           6
       Ungaretti and Harris LLP $211,368 Secured
         Promissory Note issued May 8, 2003; interest
         rate at 12% per annum; due September 30, 2003...      149         149
       Ernst & Young LLP $30,800 Promissory Note issued
         July 17, 2003; interest rate at 12% per annum
         commencing January 1, 2003; due December 31,
         2003............................................       31          31
       Ventana Medical Systems, Inc. $62,946 Promissory
         Note issued November 30, 2003; due December 31,
         2003; interest at 8% per annum payable after
         December 31, 2003...............................       21          21
       Xillix Technologies Corporation $361,000
         Promissory Note issued June 26, 1998; interest
         rate Canadian Prime plus 6% per annum; represents
         a debt of AccuMed...............................       34          34
         Western Economic Diversification $221,000
         Promissory Note issued June 1989; no interest;
         represents a debt of Oncometrics................      234         239
                                                         ---------   ---------
                                                         $   5,380   $   4,955
                                                         =========   =========

         Bridge I. In 2002, MDI issued an aggregate $3,185,000 in Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the Company's common stock on the date of conversion. In addition, MDI issued to each holder a warrant that entitled each such holder to purchase one share of common stock at an exercise price of $0.25 per share for each dollar of principal. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. In addition, at the time of conversion of the note, each holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for these warrants as of June 30, 2005. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,042,000 at June 30, 2002.

         In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. In November 2003, two Bridge I note holders converted $50,000 in principal amount of notes and $5,287 in accrued interest into 368,579 shares of unregistered common stock. Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were offered warrants to purchase one new share for every four shares acquired by the noteholder upon exercise of such holder's conversion rights under the notes. This offer continued to remain outstanding as of June 30, 2005.

         During the twelve months ended December 31, 2004, holders of $1,325,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of approximately $173,000 into 9,985,182 shares of unregistered common stock. The remaining $750,000 in principal Bridge I notes remained unconverted and outstanding at June 30, 2005.

         Bridge II. Beginning in October 2002, MDI began an issue of up to $4,000,000 in Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note (see discussion above) and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company's then-Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes as originally issued provide for interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and 2002, respectively. The value was recorded as a reduction of the debt and was amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $334,909 to reflect amortization of the discount during the twelve months ended December 31, 2004, which represented the final amortization of the beneficial conversion feature.

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

         For the 12 months ended December 31, 2004, holders of an aggregate $2,146,000 in principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of approximately $251,000 into 17,619,242 shares of unregistered common stock. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's former Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into an aggregate 2,113,987 shares of unregistered common stock. The remaining $1,300,000 in principal Bridge II notes remained unconverted and outstanding at June 30, 2005.

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

With the exception of the conversion of Suzanne Gombrich's $190,000 note, which was converted following stockholder approval of an increase in the number of authorized shares of common stock of the Company in July 2004, these requirements were satisfied on April 2, 2004 and the Company issued $1,500,000 in convertible promissory notes in exchange for cash. The funds were used for repayment of a $1 million convertible note held by Suzanne Gombrich, payment of taxes, and working capital. On May 21, 2004, the Company issued an additional $162,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $167,799 and $208,595 to reflect amortization of the discount during the 6 months ended June 30, 2005 and the 12 months ended December 31, 2004, respectively. At the conclusion of the offering, the Company had issued an aggregate $1,662,500 in principal amount of Bridge III Convertible Promissory Notes in exchange for cash, all of which remained unconverted and outstanding at June 30, 2005.

         Bridge IV. Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion prices of the notes during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,791,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $185,416 and $302,288 to reflect amortization of the discount during the 6 months ended June 30, 2005 and the 12 months ended December 31, 2004, respectively.

         The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security interest in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008. At the conclusion of the offering, the Company had issued an aggregate $2,573,500 in principal amount of Bridge IV convertible promissory notes in exchange for cash, all of which remained unconverted and outstanding at June 30, 2005.

         Monsun. On November 1, 2000, MDI issued a convertible promissory note to Monsun, AS ("Monsun") in exchange for $500,000 in cash. The note bears interest at the rate of 15% per year and was originally due 12 months from the date of issue. The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share.

         On October 31, 2001, Monsun and MDI agreed to the first extension of the maturity date of the note until January 31, 2002. As consideration for the first extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 100,000 shares of common stock of MDI at an exercise price of $0.60 per share. On January 31, 2002, Monsun and MDI agreed to the second extension of the maturity date of the note. As consideration for the second extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.30 per share. A fair value of $4,110 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. On April 1, 2002, Monsun and MDI agreed to the third and final extension of the maturity date until July 31, 2002. As consideration for the third extension agreement, MDI issued a five-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.70 per share and adjusted the interest rate on unpaid principal to 20% per annum. A fair value of $8,287 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. In November 2002, MDI issued 200,000 shares of its common stock as a default penalty on the note. A fair value of $42,000 for the shares was calculated using the market price of the common stock on the date the shares were issued and recorded as financing expenses during 2002. MDI made payments against the principal of the note amounting to $117,266 and recorded interest expense, in addition to the amounts mentioned above, of $80,200 during 2002.

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

         Ungaretti and Harris LLP. In March 2005, MDI entered into a settlement agreement related to a judgment entered against the Company and in favor of Ungaretti and Harris LLP in the law firm's suit against MDI for unpaid legal fees. In January 2005, the court had entered summary judgment in favor of Ungaretti & Harris in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement in satisfaction of the judgment, whereby MDI promised to pay $150,000 to the law firm, payable in installments of $25,000 commencing March 22, 2005, and with subsequent payments due in ninety day increments until the balance is paid in full. The Company is currently in default on the June 21, 2005 payment due and is in discussions with Ungaretti and Harris.

         See Note 11 - Legal Proceedings for more information regarding the legal proceedings regarding or giving rise to the above Monsun, Ungaretti and Harris, and MonoGen notes.

         Defaults. The Company is in breach of a significant majority of its outstanding notes payable primarily due to the Company's failure to make principal payments when due. In certain cases, the notes payable require that in order for certain types of events of default to occur, the holder must notify MDI in writing of a declaration of default, at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any existing or future event of default if, or when, the holder provides the required written notice. Other than the Monsun convertible promissory note, the MonoGen note payable, and the note payable to Ungaretti and Harris, which are the subject of legal actions described in Note 11 - Legal Proceedings (certain of which have been settled or are in settlement discussions as discussed herein), MDI has not received any written declarations of default from holders of its outstanding notes payable, although several of such notes do not require written notice of default. For a more detailed discussion of the terms and conditions of certain of the Company's notes payable, see Item 3 in Part II of this Quarterly Report on Form 10-QSB.

         Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable due to the uncertainty regarding repayment, the possible conversion of amounts due into stock of the Company, and the Company's current financial condition.

NOTE 8.  STOCKHOLDERS' EQUITY

         A summary of the Company's preferred stock is as follows:

                                                          JUNE 30,         DECEMBER 31,
                                                           2005               2004
                                                       -------------    ----------------
                                                       SHARES ISSUED &   SHARES ISSUED &
         SERIES OF PREFERRED STOCK                      OUTSTANDING       OUTSTANDING
                                                        (unaudited)

         Series A convertible...........................    82,655             82,655
         Series B convertible, 10% cumulative dividend..   365,106            365,106
         Series C convertible, 10% cumulative dividend..   262,833            262,833
         Series D convertible, 10% cumulative dividend..   175,000            175,000
         Series E convertible, 10% cumulative dividend..   233,598            233,598
                                                         ---------        -----------
              Total Preferred Stock..................... 1,119,192          1,119,192
                                                         =========        ===========

SUMMARY OF PREFERRED STOCK TERMS

SERIES A CONVERTIBLE PREFERRED STOCK
Liquidation Value: $4.50 per share
Conversion Price:  $10.3034 per share
Conversion Rate:   0.4367--Liquidation Value divided by Conversion Price
                   ($4.50/$10.3034)
Voting Rights:     None
Dividends:         None
Conversion Period: Any time

SERIES B CONVERTIBLE PREFERRED STOCK
Liquidation Value: $4.00 per share
Conversion Price:  $1.00 per share
Conversion Rate:   4.00--Liquidation Value divided by Conversion Price
                   ($4.00/$1.00)
Voting Rights:     None
Dividends:         10%--Quarterly--Commencing March 31, 2001
Conversion Period: Any time
Cumulative dividends in arrears at June 30, 2005 were $645,761

SERIES C CONVERTIBLE PREFERRED STOCK
Liquidation Value: $3.00 per share
Conversion Price:  $0.60 per share
Conversion Rate:   5.00--Liquidation Value divided by Conversion Price
                   ($3.00/$0.60)
Voting Rights:     None
Dividends:         10%--Quarterly--Commencing March 31, 2002
Conversion Period: Any time
Cumulative dividends in arrears at June 30, 2005 were $288,721

SERIES D CONVERTIBLE PREFERRED STOCK
Liquidation Value: $10.00 per share
Conversion Price:  $1.00 per share
Conversion Rate:   10.00--Liquidation Value divided by Conversion Price
                   ($10.00/$1.00)
Voting Rights:     None
Dividends:10%--Quarterly--Commencing April 30, 2002 Conversion Period:Any time Cumulative dividends in arrears at June 30, 2005 were $641,507

SERIES E CONVERTIBLE PREFERRED STOCK
Liquidation Value: $22.00 per share
Conversion Price:  $0.80 per share
Conversion Rate:   27.50--Liquidation Value divided by Conversion Price
                   ($22.00/$0.80)
Voting Rights:     Equal in all respects to holders of common shares
Dividends:         10%--Quarterly--Commencing May 31, 2002
Conversion Period: Any  time
Cumulative dividends in arrears at June 30, 2005 were $1,803,806

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

         In the second quarter of fiscal 2005, the Company received net aggregate proceeds of $122,000 and issued an aggregate 2,250,000 shares of restricted common stock, as well as warrants to purchase 562,500 shares of common stock, in connection with the offering begun in December 2004. MDI valued the warrants at $23,671 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital - warrants for the quarter ended June 30, 2005. These amounts were in addition to net aggregate proceeds of $521,050 raised by the Company in the first quarter of 2005, with respect to which the Company issued an aggregate 9,608,334 shares of restricted common stock, as well as warrants to purchase 2,402,084 shares of common stock. MDI valued the warrants at $183,775 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital - warrants for the quarter ended March 31, 2005.

         ISSUANCE OF WARRANTS FOR SERVICES

         In May 2005, MDI issued warrants to purchase 556,500 shares of common stock with an exercise price of $0.06 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $25,265 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital - warrants for the quarter ended June 30, 2005.

         APPLICATION OF BLACK-SCHOLES VALUATION MODEL

         In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero; a risk-free interest rate of 4.28% and 5.33% for the June 30, 2005 and 2004 periods, respectively; volatility factors of 117% and 173%, respectively; and a fair value of the underlying common shares equal to the closing market price of such shares on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

NOTE 9.  EQUITY INCENTIVE PLAN AND EMPLOYEE STOCK PURCHASE PLAN

         On May 25, 1999, stockholders approved the establishment of the Company's 1999 Equity Incentive Plan (the "Plan") effective as of June 1, 1999. The Plan provides that the Board may grant various forms of equity incentives to directors, employees, and consultants, including but not limited to incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock awards. Awards under the Plan are exercisable at fair market value determined as of the date of grant in accordance with the terms of the Plan. Awards vest immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant.

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

         As permitted by SFAS No. 123, MDI applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted to employees under the Plan. No compensation cost was recorded during the six months ended June 30, 2005 or the year ended December 31, 2004 for options granted to employees, as the exercise prices of such options approximated the fair value of the underlying common stock on the date of the grant. Had stock options been accounted for under the fair value method recommended by SFAS No. 123, the Company's net loss allocated to common shareholders would have been changed to the pro forma amounts indicated below:

                                                                 FOR THE SIX MONTHS ENDED, FOR THE THREE MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                     2005         2004          2005        2004
                                                                  ----------    ---------    --------    ---------
                                                                       (in thousands except for per share amounts)
                                                                                        (unaudited)
NET LOSS APPLICABLE TO COMMON
       SHAREHOLDERS AS REPORTED...............................    $   (2,396)   $  (4,239)   $ (1,019)   $  (1,879)
Deduct: Total stock-based compensation
      expense determined under the fair value based
             method for all awards and forfeitures,
net of related taxes..........................................            (9)        (171)         (6)         (14)
                                                                  ----------    ---------    --------    ---------
PRO FORMA NET LOSS APPLICABLE TO
      COMMON SHAREHOLDERS.....................................    $   (2,405)   $  (4,410)   $ (1,025)   $  (1,893)
                                                                  ==========    =========    ========    =========

Basic and diluted loss per share applicable to common
shareholders - as reported....................................    $     (.02)   $    (.07)   $   (.01)   $    (.03)
                                                                  ==========    =========    ========    =========
Basic and diluted loss per share applicable to common
         shareholders - pro forma.............................    $     (.02)   $    (.07)   $   (.01)   $    (.03)
                                                                  ==========    =========    ========    =========

         The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.28% and 5.33% for the June 30, 2005 and 2004 periods, respectively; volatility factors of the expected market price of the Company's common stock of 117% and 173%, respectively; and a fair value of the underlying common shares equal to the closing market price of such shares on the date of the grant. The expected life equaled the term of the options or restricted shares.

         A  summary  of  the  Company's   stock  option   activity  and  related
information follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                                   EXERCISE
                                                  OPTIONS            PRICE
                                                -----------       -----------
OUTSTANDING AT JANUARY 1, 2004.................   3,494,648
Granted........................................   2,500,000       $    0.1540
Forfeited......................................  (1,046,921)      $    1.0276
                                                -----------
OUTSTANDING AT DECEMBER 31, 2004...............   4,947,727
Granted........................................          --
Expired........................................    (438,736)      $    2.6000
Forfeited......................................    (250,000)      $    0.1400
                                                -----------
OUTSTANDING AT JUNE 30, 2005...................   4,258,991
                                                ===========
EXERCISABLE AT JUNE 30, 2005...................   3,545,658       $    0.5845
                                                ===========

         At the Annual Meeting on May 25, 1999, the stockholders also approved the Company's Employee Stock Purchase Plan (the "ESPP"). The ESPP offers employees the opportunity to purchase shares of common stock of MDI through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the ESPP is 200,000.

         In December 2004, FASB issued Statement of Financial Accounting Standards No. 123(revised), "Share-Based Payment". SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This statement is effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.


NOTE 10. SUBSEQUENT EVENTS

         Not applicable.

NOTE 11. LEGAL PROCEEDINGS

         Included below is a summary of legal proceedings involving the Company that were either initiated in the fiscal quarter ended June 30, 2005 or with respect to which a material development occurred during such quarter. For a more detailed discussion of all legal proceedings involving the Company, see the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

         SETTLED  DURING THE QUARTER ENDED JUNE 30, 2005

         The Cleveland Clinic Foundation. On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:03CV0561)) seeking approximately $315,000 for certain clinical trial work conducted by the Foundation in the Peoples Republic of China on behalf of MDI. On December 8, 2003, a default judgment in the amount of $260,000 was entered against MDI. In June 2005, the parties executed a settlement agreement and mutual release. The second and final payment under the settlement agreement was due by July 18, 2005. MDI has not made that payment, and The Cleveland Clinic has declared MDI in default of the settlement agreement. Under the settlement agreement, if MDI misses a payment, The Cleveland Clinic may declare the agreement void but must credit MDI for its first payment of $26,000. As of June 30, 2005, MDI had recorded a liability in the amount of $245,663.

         MATERIAL DEVELOPMENTS DURING THE QUARTER ENDED JUNE 30, 2005

         Ungaretti & Harris. On May 31, 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against MDI in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. Under the agreement, MDI's payments to Ungaretti & Harris should conclude in 2006. Ungaretti & Harris declared the settlement agreement in default for MDI's failure to make the second payment on June 21, 2005. The parties are in negotiations to modify the settlement agreement. Under the settlement agreement, the entire balance of the judgment, plus interest and costs (less the first payment of $25,000), is due upon default. As of June 30, 2005, MDI had recorded a liability in the amount of $166,562.

         The Regents of the University of California. On May 28, 2004, The Regents of the University of California filed suit against MDI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claims that MDI breached an agreement to sponsor a research project for a period of one year. The complaint seeks compensatory damages in the amount of $57,529.80 and additional lost opportunity damages in the amount of $75,220.20. In January 2005, the University of California requested that the court enter a default judgment against MDI in the amount of $132,826.50, which includes court costs. The parties are currently involved in settlement negotiations with respect to this matter. As of June 30, 2005, MDI had recorded a liability in the amount of $132,715.

         NEW AS OF JUNE 30, 2005

         Peter Gombrich. On April 25, 2005, former MDI officer and director Peter Gombrich filed suit against MDI in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claims that MDI breached a written employment contract and that it owes him in excess of $849,500 (plus interest and attorneys' fees). Mr. Gombrich also alleges a claim against MDI for contribution and indemnification regarding agreements he signed as a personal guarantor for certain alleged obligations of MDI. MDI filed a motion to compel the case to arbitration, consistent with Mr. Gombrich's employment agreement. This motion was granted on August 9, 2005. MDI intends to vigorously defend against Mr. Gombrich's claims in the arbitration proceeding and is currently evaluating any claims it may have against Mr. Gombrich.

         MISCELLANEOUS

         Creditors and Employees. Several current or former unsecured creditors have made claims against MDI to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these claims.

         MDI also expects to negotiate and resolve certain wage claims brought by former employees seeking to collect for unpaid wages and severance benefits. MDI has recorded the amounts due in its records and expects to resolve these claims. MDI does not consider any of these claims to be material.

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

         These forward-looking statements are based on beliefs of our management as well as current expectations, projections, assumptions and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 under the caption "Risk Factors" and in subsequent reports filed with the Securities and Exchange Commission. Should one or more of those risks or uncertainties materialize or should underlying expectations, projections and assumptions prove incorrect, actual results may vary materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

OVERVIEW OF MOLECULAR DIAGNOSTICS, INC.

         Molecular Diagnostics, Inc., formerly Ampersand Medical Corporation, is a biomolecular diagnostics company focused on the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. MDI has currently curtailed its operations focused on the design, development and marketing of its InPath(TM) System and related image analysis systems, and expects to resume such operations only when additional capital has been obtained by the Company. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor's office.

         The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost effective service delivery. We were developing, and plan to continue developing upon obtaining additional capital, an initial series of products to address these criteria including sample collection devices, chemical and biological tests, and analysis instruments and related software.

         Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

         We have designed and manufactured the AcCell(TM) computer-aided automated microscopy instrument and the AcCell Savant(TM), an instrument that includes an AcCell instrument and software and which collects quantitative cellular information used in support of a diagnostic process. These instruments have been sold to laboratories and medical diagnostic companies for use in the customers' proprietary applications, although based on a settlement entered into with MonoGen, Inc. in 2004, we have transferred certain patents and intellectual property rights for the AcCell instrument to MonoGen. MDI also entered into a settlement agreement with Dr. Bruce Patterson and Invirion, Inc. over the validity of a certain technology license. MDI agreed to the termination and return of the license to Dr. Patterson and Invirion.

         The Company now is focused on marketing a new, fully-integrated workstation - the Automated Image Proteomic System or "AIPS(TM)" - based on updated technology. Assuming sufficient funding, we expect that the new platform will be marketed through a distribution partner and, in certain instances, will be placed in a customer facility on a fee-for-use basis. Nearly all of our reported revenue to date has been from the sale of AcCell products and services and from a former subsidiary's discontinued operations.

         The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first six months of 2005, MDI raised net proceeds of $643,050 through the sale of common stock. Management's plans for the remainder of fiscal 2005 include substantial efforts to obtain additional capital. During the quarter ended June 30, 2005, the Company was unable to obtain adequate financing or generate profitable sales revenues, and was forced to curtail its product development and other activities. If the Company continues to be unable to obtain adequate financing, it will be forced to cease operations and may seek bankruptcy protection.

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

         There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2004, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 3 - Summary of Significant Accounting Principles in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUE

         Revenues for the three months ended June 30, 2005 decreased $72,000, or 71.3%, to $29,000 from revenues of $101,000 for the same period in 2004. This decrease was the result of a reduction in revenue from the sale of our slide-based installed systems and AcCell instruments. A table describing the decrease is provided below:

         Three months ended               6/30/05    6/30/04     Decrease
         ----------------------------    ---------- ----------- ------------
         Slide-based revenue             $ 29,000   $  52,000     $(23,000)
         AcCell instrument sale                 --      49,000     (49,000)
                                         ---------- ----------- ------------
                 Total Revenue            $ 29,000    $101,000    $(72,000)
                                         ========== =========== ============

COSTS AND EXPENSES

         Cost of Goods Sold

         Cost of goods sold for the quarter ended June 30, 2005 decreased $25,000, or 100%, to zero from $25,000 for the same period in 2004. The decrease was due to a related reduction in the sale of AcCell instruments.

         Research and Development

         We  devote a  substantial  amount  of our  resources  to  research  and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications to and refinements of our existing products.

         For the quarter ended June 30, 2005, our R&D expenses were $25,000, a decrease of $303,000, or 92.4%, over the same period in 2004. This decrease was the result of reduced operating capacity due to capital and liquidity constraints. This reduction has led to delays in the finalization of the development, completion of clinical trial validation, Food and Drug Administration submissions, market introduction, and the sale of some of our products.

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

         Selling, General and Administrative

         For the quarter ended June 30, 2005, selling, general and administrative expenses ("SG&A") were $384,000, a decrease of $500,000, or 56.6%, over expenses of $884,000 for the same period in 2004. This decrease included a reduction of $595,000 in financing costs, $95,000 in consulting fees, $127,000 in investor relations expenditures, $231,000 in other general and administrative costs and $124,000 in legal and professional fees. These decreases were offset by a period difference of $672,000 in restructuring settlement income.

         Significant components of SG&A are compensation costs for executive, sales and administrative personnel; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; amortization/depreciation charges; and restructuring settlement income. Restructuring settlements reflect the difference between the actual settlement amounts for various litigation and creditor payment matters and the amounts originally recorded on the Company's financial statement as the amount due. Settlement amounts were less than amounts originally recorded in recognition of the Company's financial condition.

OTHER INCOME AND EXPENSE

         Interest Expense

         Interest expense, including interest expense to related parties, decreased $74,000 for the quarter ended June 30, 2005 to $411,000, a decrease of 15.3% over the same period of 2004. Bridge I, II, III, IV, and related party convertible promissory notes in principal amounts totaled $6,356,000 and $6,672,000 for the fiscal quarters ended June 30, 2005 and 2004, respectively The change included an decrease in interest expense of $3,000 related to the decrease in the outstanding notes and the lower interest rates on the Bridge III and IV notes and a decrease of $71,000 related to the amortization of debt discount arising from the beneficial conversion feature of certain of the notes. The amortized debt discount amount decreased due to an increase in the duration of the new Bridge III and IV notes issued during 2004 in relation to the shorter maturity periods of the Bridge I and II notes issued during 2001 through 2003.

NET LOSS

         The net loss for the three-month period ended June 30, 2005 before preferred dividends totaled $791,000, compared with $1,621,000 for the same period in 2004, a decrease of $830,000 or 51.2%. The decrease was primarily the result of reduced operating capacity due to capital and liquidity constraints as well as a reduction in interest expense. In addition, cumulative dividends on the Company's outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $228,000 for the quarter ended June 30, 2005, compared with $258,000 for the same period in 2004. The net loss applicable to common stockholders for the three months ended June 30, 2005 was $1,019,000, or $0.01 per share, on 111,463,812 weighted average common shares outstanding. This compared with the net loss applicable to common stockholders for the three-month period ended June 30, 2004 of $1,879,000, or $0.03 per share, on 73,839,577 weighted average common shares outstanding.

  SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

REVENUES

         Revenues for the six months ended June 30, 2005 decreased $85,000, or 55.2%, to $69,000 from revenues of $154,000 for the same period in 2004. This decrease primarily was the result of decreases in the sales of AccuMed-related products and services. A table describing the decrease is provided below:

         Six months ended                 6/30/05    6/30/04     Decrease
         ----------------------------    ---------- ----------- ------------
         Slide-based revenue             $   69,000 $   105,000 $    (36,000)
         AcCell instrument sale                  --      49,000      (49,000)
                                         ---------- ----------- ------------
                                         $  69,000  $   154,000 $    (85,000)
                                         ========== =========== ============

COSTS AND EXPENSES

         Cost of Goods Sold

         Cost of goods sold for the six months ended June 30, 2005 were zero, a decrease of $25,000, or 100%, over the same period in 2004. The cost of goods sold amount reported in 2004 is related to the shipment of two automated microscopy systems during the six months ended June 30, 2004.

         Research and Development

         As noted above, we devote a substantial amount of our resources to R&D related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

         For the six months ended June 30, 2005, our R&D expenses were $97,000, a decrease of $388,000, or 80.0%, over the same period in 2004. This decrease was the result of reduced operating capacity due to capital and liquidity constraints. This reduction has led to delays in the finalization of the development, completion of clinical trial validation, Food and Drug Administration submissions, market introduction, and the sale of some of our products.

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

         Selling, General and Administrative

         For the six months ended June 30, 2005, selling, general and administrative expenses ("SG&A") were $1,101,000, a decrease of $1,037,000, or 48.5%, over expenses of $2,138,000 for the same period in 2004. This decrease included a reduction of $1,002,000 in financing costs, $252,000 in legal and professional fees, $128,000 in consulting fees, $194,000 in investor relations expenditures and $393,000 in other general and administrative costs. These decreases were offset by period differences of $833,000 in restructuring settlement income and $99,000 in gain on the sale of fixed assets.

         Significant components of SG&A are compensation costs for executive, sales and administrative personnel; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; amortization/depreciation charges; and restructuring settlement income. Restructuring settlements reflect the difference between the actual settlement amounts for various litigation and creditor payment matters and the amounts originally recorded on the Company's financial statement as the amount due. Settlement amounts were less than amounts originally recorded in recognition of the Company's financial condition.

OTHER INCOME AND EXPENSE

         Interest Expense

         Interest expense, including interest expense to related parties, decreased $371,000 for the six-month period ended June 30, 2005 to $814,000, a decrease of 31.3% over the same period of 2004. Bridge I, II, III and IV and related party convertible promissory notes in principal amounts totaled $6,356,000 and $6,672,000 for the periods ended June 30, 2005 and 2004, respectively. The change included a decrease in interest expense of $12,000 related to the decrease in the outstanding notes and lower interest rates on the Bridge III and IV notes and a decrease of $359,000 related to the amortization of debt discount arising from the beneficial conversion feature of the notes. The amortized debt discount amount decreased due to an increase in the duration of the new Bridge III and IV notes issued during the period ended June 30, 2004 in relation to the shorter maturity periods of the Bridge I and II notes issued during the period ended June 30, 2003.

NET LOSS

         The net loss for the six-month period ended June 30, 2005 before preferred dividends totaled $1,943,000, compared with $3,669,000 for the same period in 2004, a decrease of $1,726,000 or 47.0%. The decrease was primarily the result of reduced operating capacity due to capital and liquidity constraints. In addition, cumulative dividends on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $453,000 for the six-month period ended June 30, 2005, compared with $570,000 for the same period in 2004. The combined net loss applicable to common stockholders for the six months ended June 30, 2005 of $2,396,000, or $0.02 per share, on 107,330,150 weighted average common shares outstanding compared with the net loss and net loss available to common stockholders for the six-month period ended June 30, 2004 of $4,239,000, or $0.07 per share, on 64,826,113 weighted average common shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

         Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, professional and executive personnel fees are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $638,000 and $2,779,000 for the six months ended June 30, 2005 and 2004, respectively, in operating activities.

         We experienced severe liquidity problems during the six months ended June 30, 2005. As a result, we were forced to cut staff and reduce our operations to a minimum level. Officers refrained from drawing salaries during portions of the first and second quarters of 2005 in order to reduce demands on our limited cash position. We were able to raise funds through the sale of common stock during the quarter, although the proceeds of the common stock offerings were used to satisfy certain obligations coming due as well as for the payment of a limited amount of current operational expenses.

         At June 30, 2005, we had $1,000 cash on hand, a decrease of $10,000 over cash on hand at December 31, 2004 of $11,000. This cash position results from our loss from operations and our inability to raise sufficient new capital due to very unfavorable conditions in financing markets, both public and private, for small life sciences companies such as ours. We were unable to raise sufficient funds during the six months ended June 30, 2005 in order to maintain adequate cash reserves and to meet the ongoing operational needs of the business.

         We incurred $10,000 in capital expenditures during the first six months of 2005 versus capital expenditures of $198,000 for the first six months of 2004, a decrease of 94.9%. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. MDI is striving to keep capital expenditures to a minimum due to capital and liquidity constraints, and the Company has no plans for material commitments for capital expenditures in the near-term.

         Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. We have incurred significant operating losses since inception of the business. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. During the six months ended June 30, 2005, the Company was unable to raise sufficient adequate capital or generate profitable sales revenues, and was forced to curtail its product development and other activities. If the Company continues to be unable to obtain adequate financing, it will be forced to cease operations and may seek bankruptcy protection.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report. Based on that review and evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports filed or submitted by MDI under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 11 - Legal Proceedings in the Notes to Consolidated Financial Statements included herein for a discussion of the most recent events regarding the Company's legal proceedings, which information is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

CHARTER AMENDMENT

         At the Company's Annual Meeting of Stockholders on June 13, 2005, stockholders approved an amendment to the Company's Certificate of Incorporation (as amended to date) to increase the number of authorized shares of common stock of the Company from 300,000,000 to 375,000,000 shares. The Company has not filed a Certificate of Amendment to its charter to effect such increase with the Delaware Secretary of State as of the filing date of this Quarterly Report on Form 10-QSB, but expects to file within the next ninety days.

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

         In the second quarter of fiscal 2005, the Company had received net aggregate proceeds of $122,000 and issued an aggregate 2,250,000 shares of restricted common stock, as well as warrants to purchase 562,500 shares of common stock in connection with such offering. MDI valued the warrants at $23,671 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital - warrants for the quarter ended June 30, 2005.

         Warrants. In May 2005, MDI issued warrants to purchase 556,500 shares of common stock with an exercise price of $0.06 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $25,265 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital - warrants for the quarter ended June 30, 2005.

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

COMPANY REPURCHASES OF SECURITIES

         During the second quarter of fiscal 2005, neither the Company nor any affiliated purchaser of the Company purchased equity securities of MDI.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 2005, MDI was in breach of the following of its notes payable. For more discussion regarding certain of these notes, see Note 7 - Notes Payable and Note 11 - Legal Proceedings in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

         Bridge I. The Bridge I Convertible Promissory Notes were originally due July 30, 2002, which maturity date was extended until December 31, 2002 by offer of the Company. Each Bridge I noteholder has the option, upon an event of default, to declare the unpaid principal balance and all accrued interest immediately due and payable upon written notice of default and demand. The Company, upon such notice, is given five days to cure such default. The Bridge I notes define event of default as: (i) the Company's failure to make any payment of principal, interest or other charges on or before the date due; (ii) the Company's breach of any agreement or covenant contained in the note or any document or instrument relating to the indebtedness evidenced by the note; or
(iii) dissolution, liquidation or termination of the Company. The Bridge I notes provide that upon the declaration of a default, the balance of the principal remaining unpaid, interest accrued thereon and all other costs and fees shall bear interest at the rate of 18% per annum from the date of default. The Company is also obligated to pay all costs of collection, including reasonable attorneys' fees.

         As of June 30, 2005, MDI had not received a written declaration of default from the holder of any outstanding Bridge I note. As of June 30, 2005, MDI had recorded principal and interest outstanding on the Bridge I notes of $750,000 and $161,834, respectively.

         Bridge II. The Bridge II Convertible Promissory notes were originally due July 31, 2003, which maturity date was extended until July 31, 2004 by offer of the Company. The Bridge II notes provide that upon the declaration of a default under the notes, the balance of the principal remaining unpaid, unpaid accrued interest and all other costs and fees shall bear interest at the rate of 15% per annum from the date of default. In addition, in the event of default, the Company and all other parties liable on the notes agreed to pay all costs of collection, including reasonable attorneys' fees.

         The events constituting an event of default under the Bridge II notes are those events of default specified in the Security Agreement entered into in connection with the Bridge II notes offering, and Bridge II noteholders have all of the rights granted to them under such Security Agreement as well as the Indenture and Collateral Sharing Agreement executed by the parties. The Security Agreement provides that the occurrence of any of the following would constitute an event of default under the Bridge II notes: (i) MDI fails to pay principal or interest on the maturity date; (ii) MDI fails to perform any of its other covenants under the Security Agreement, the notes, or the Indenture that are material to the debtor or the rights of any Bridge II noteholder and such failure continues for 10 days after receipt of written notice thereof; (iii) MDI admits in writing its inability to pay its debts generally as they become due, or makes an assignment for the benefit of creditors or files any petition or action for relief under any bankruptcy, reorganization, insolvency or moratorium law or any other laws for the relief of or relating to debtors; or (iv) an involuntary petition is filed under any bankruptcy or insolvency statute against MDI or a custodian, receiver or trustee is appointed to take possession of any property or assets of the debtor (unless the petition or appointment has been set aside or withdrawn or ceases to be in effect within 30 days from the date of said filing or appointment).

         Upon the occurrence of any event of default arising from a payment default or covenant default, the Security Agreement provides that the Bridge II noteholders may authorize the declaration of all amounts due from MDI immediately due and payable without notice or demand of any kind. Upon the occurrence of any default arising from insolvency or bankruptcy, all amounts due from MDI automatically and immediately become due and payable without any action on the part of the noteholders or otherwise.

         The covenants of MDI, as debtor, agreed to by the Company and set forth in the Security Agreement include but are not limited to: (i) not changing its name, jurisdiction or organization or legal structure without consent; (ii) taking reasonable actions to maintain, preserve and defend the collateral under the Security Agreement and executing such documents as may be required to perfect any security interest in such collateral; (iii) after the occurrence of an event of default, providing evidence of ownership of the collateral upon request; (iv) keeping at its office adequate records concerning the collateral;
(v) making entries upon its financial statements and books and records to disclose the security interest in the collateral; (vi) providing financial statements and information as reasonably requested; (vii) immediately providing notice of material loss or depreciation in the value of the collateral or any event which is or would become an event of default; and (viii) not selling, transferring, or disposing of, or except in the ordinary course of business or as permitted, pledging, mortgaging, granting a security interest in or otherwise encumbering the collateral or any of MDI's assets.

         The secured party/collateral agent under the Bridge II notes offering documents has the option (but not the duty), during the continuance of an event of default, to perform any agreement of MDI that the Company failed to perform, and take any action he deems reasonably necessary or desirable for the preservation of the collateral and the secured party's interest therein. The secured party's rights upon the continuance of an event of default also include the taking of any action to realize upon the collateral (including any sale or other disposition at any private or public sale for cash or credit), the discharge of taxes, liens, security interests and other encumbrances levied upon the collateral, and the discharge or keeping current of any of MDI's obligations having any effect on the collateral. The noteholders also authorized the secured party/collateral agent to demand or sue for all monies due with respect to the collateral and commence, file, prosecute and defend any claim or proceeding related to the collateral.

         As of June 30, 2005, MDI was not aware of any noteholder or group of noteholders having authorized a declaration of default of any outstanding Bridge II notes. As of June 30, 2005, MDI had recorded principal and interest outstanding on the Bridge II notes of $1,300,000 and $495,934, respectively.

         Monsun AS. The Monsun AS note was originally due November 1, 2000, but the parties agreed to three extensions of the maturity date, with July 31, 2002 as the final maturity date. Pursuant to the third and final maturity extension agreement between the parties, each of the following occurrences constituted an event of default under the Monsun note: (i) failure to pay when due specified interest; (ii) failure to pay when due all unpaid principal and other interest due by July 31, 2002; (iii) the material breach or failure to observe any provision of the extension agreement; or (iv) the insolvency or general failure of MDI to pay its debts as they become due, MDI's admission in writing of its inability to pay debts generally, MDI's making a general assignment for the benefit of creditors, the institution of any proceeding by or against MDI seeking an order for relief or to adjudicate MDI bankrupt or insolvent, or the institution of any other proceeding against MDI under any law relating to bankruptcy, insolvency or relief of debtors or seeking the appointment of a receiver, trustee or similar official for MDI or any substantial part of MDI's assets. Upon the occurrence of an event of default, the entire principal amount outstanding under the Monsun note, including any unpaid and accrued interest, becomes at once due and payable without presentment, demand or protest or any other requirements of any kind. The note also provided that at all times after July 31, 2002, the note would begin to accrue interest at the rate of 20% per annum to the extent there was unpaid principal or accrued and unpaid interest.

         Following the failure to pay principal and interest when due, Monsun initiated legal action against Peter Gombrich, MDI's then-Chairman, as a personal guarantor on the Monsun note in January 2003. Monsun was successful in obtaining a legal judgment of approximately $675,000 related to the note balance and accrued interest against Mr. Gombrich as personal guarantor. In addition, Monsun was granted an award of approximately $438,000 for attorney's fees against Peter Gombrich as the personal guarantor. These judgments remain unsatisfied.

         As of June 30, 2005, MDI had recorded principal and accrued interest on the Monsun note and the legal fee award outstanding of $864,000 and $438,000, respectively. As of June 30, 2005, Monsun had not initiated any legal action against MDI directly to collect any amounts due or otherwise.

         MonoGen, Inc. The MonoGen, Inc. note was the result of a settlement agreement reached in October 2004 as discussed in Note 7 - Notes Payable in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005. The MonoGen note provides that in the event of (i) a failure by MDI to pay any amount due under the note within 10 days of the date due, (ii) a breach by MDI of any covenant, obligation, representation or warranty made in the note, the parties' Settlement Agreement, or a License Agreement entered into in connection with the settlement, or (iii) MDI becoming the subject of bankruptcy or other insolvency proceedings, then, in any such event, in addition to all rights MonoGen may have under the Settlement Agreement, any related agreement or any applicable law, MonoGen may at its option and without notice or demand declare any or all of MDI's obligations and indebtedness under the note immediately due and payable. At such time, any unpaid principal and unpaid accrued interest would become due and payable, together with interest thereafter at a default rate of 14% until the note is paid in full. In addition, MDI would be liable for the costs and expenses of collection, including reasonable attorneys' fees and legal expenses.

         MDI covenanted in the note that it would not, directly or indirectly, declare or pay any dividends or make any loans or advances to, or guarantee or otherwise become liable upon the obligation of, any person or entity controlling or affiliated with the Company.

         MDI covenanted in the Settlement Agreement to assign certain intellectual property and deliver certain assets to MonoGen. The Company also agreed that it would not amend or modify specified agreements relating to the technology subject to the settlement and would not enter into new agreements without MonoGen's consent.

         As discussed in Note 7 - Notes Payable, inasmuch as the assets were not timely transferred, and because the initial $25,000 payment to be made under the MonoGen note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004 and MDI has not cured such default. To date, neither MDI nor any related party to the suit has received further notice in regard to the asserted default, although not all of the remedies that may be available to MonoGen in regard to such default would require that further notices be given.

         As of June 30, 2005, MDI had recorded principal and accrued interest outstanding of $305,000 and $28,081, respectively, with respect to the MonoGen note.

         Ungaretti & Harris. In March 2005, MDI entered into a settlement agreement related to a judgment entered against the Company and in favor of Ungaretti & Harris LLP in the law firm's suit against MDI for unpaid legal fees. In January 2005, the court had entered summary judgment in favor of Ungaretti & Harris in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement in satisfaction of the judgment, whereby MDI promised to pay $150,000 to the law firm, payable in installments of $25,000 commencing March 22, 2005, with subsequent payments due in 90 day increments until the balance was paid in full. The settlement agreement also provided that should any payment be more than 15 days late, Ungaretti & Harris would be entitled to notify the Company of default and declare the settlement agreement terminated; if the settlement agreement was terminated because of such payment default, the entire balance of the judgment, interest and costs would become the obligation of the Company, less any payments made.

         As discussed in Note 7 - Notes Payable, MDI is currently in default on the June 21, 2005 payment due and is in discussions with Ungaretti & Harris. In the event that payment is not made or a resolution is not reached with Ungaretti & Harris, the entire balance of the judgment, interest and costs would be due and payable as noted above. In addition, Ungaretti & Harris has a secured position in all assets of the Company as part of the Bridge II collateral agreement.

         As of June 30, 2005, MDI had recorded principal and accrued interest outstanding of $149,000 and $17,630, respectively, with respect to the $150,000 Ungaretti & Harris note.

         Ernst & Young LLP. The maturity date of the Ernst & Young note was December 31, 2003. Peter Gombrich, MDI's former officer and director, is a personal guarantor on such note and is obligated to make payment when the Company defaults on the note, Ernst & Young has given written notice of such default to the Company, and the Company fails to cure within 30 days of such notice.

         The note provides only that in the event the principal amount of $30,800 is not paid by the maturity date, the Company would be obligated to pay interest at the rate of 12% per annum, or the maximum legally enforceable rate (whichever is less), on any overdue principal amount commencing January 1, 2004 and on the first day of each month thereafter until paid in full. In addition, in such circumstances, MDI is obligated to pay all reasonable expenses incurred by Ernst & Young, including attorneys' fees, in enforcing its rights under the note.

         As of June 30, 2005, MDI had not received a written declaration of default from Ernst & Young. As of June 30, 2005, MDI had recorded principal and accrued interest outstanding of $31,000 and $6,041, respectively, with respect to the Ernst & Young note.

         Ventana Medical Systems, Inc. The note in favor of Ventana Medical Systems matured on December 31, 2003. According to such note, any of the following constitutes an event of default: (i) failure by MDI to pay the principal of the note when due and payable on the maturity date; (ii) failure of MDI to perform any of the covenants, conditions, provisions or agreements contained in the note and such failure remains uncured 15 days after written notice of default has been given; or (iii) the entry of an order for relief under federal bankruptcy laws as to MDI or entry of any order appointing a receiver or trustee or approving a petition in reorganization or other similar relief and if such order, if involuntary, is not satisfied or withdrawn within 60 days after entry thereof, or the filing of a petition by MDI seeking any of the foregoing or consenting thereto, or the filing of a petition to take advantage of any debtor's act, or the making of a general assignment for the benefit of creditors, or admitting in writing its inability to pay debts as they mature.

         Upon any event of default, Ventana has the option to declare all amounts due under the note immediately due and payable and may take action to accelerate the note, provided that if such event of default relates to bankruptcy or insolvency, all amounts due shall become immediately due and payable without any action on the part of the noteholder. MDI is also obligated to pay on demand all costs and expenses of collection, including reasonable attorneys' fees, incurred or paid by Ventana in enforcing its note on default.

         Under the note, MDI covenanted to maintain a system of accounting established and administered in accordance with sound business practices to permit the calculation of all amounts due under the note, and to promptly give written notice to Ventana in reasonable detail of the occurrence of any event of default, or any event, condition or act, which with the giving of notice or the passage of time or both, would constitute an event of default.

         As of June 30, 2005, MDI had not received a written declaration of default from Ventana. As of June 30, 2005, MDI had not paid and had recorded principal and accrued interest outstanding of $21,000 and $1,577, respectively, with respect to the Ventana note.

         As discussed above, certain of these notes payable do not require the noteholders to provide notice upon an event of default while others require the holder to notify MDI in writing of a declaration of default. There is no guarantee that MDI would be able to cure any existing event of default, or any declared event of default if, or when, the holder provides the required written notice. Indeed, given MDI's current financial condition, receipt of notice from or the pursuit of any remedy by any significant noteholder demanding payment would likely have an adverse material impact on the Company's financial conditon, results of operations and liquidity. In addition, certain noteholders, including the Bridge II noteholders and Ungaretti & Harris LLP, have a security interest in certain assets of the Company. This could have severe implications for the Company and may impair control over its intellectual property and other assets, assuming the Company was unable to cure a default or negotiate a settlement with such lenders, in the event such lenders attempt to realize upon the collateral securing their debt. If the Company continues to be unable to obtain adequate additional financing, any additional financial strain from the declaration of defaults or otherwise may cause the Company to cease operations and seek bankruptcy protection.



ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on June 13, 2005, the following proposals were adopted by the votes specified below:

1.       To elect the  following  nominees  to serve on the  Board of  Directors
         until  the  next  annual  meeting  of  stockholders   and  until  their
         successors are elected and qualified:

                                                   FOR             WITHHELD
         Denis M. O'Donnell, M.D.               62,918,321          649,120
         Alexander M. Milley                    63,029,996          537,445
         John H. Abeles, M.D.                   63,031,996          535,445

2. To approve an amendment to the Company's Certificate of Incorporation (as amended to date) to increase the number of authorized shares of Common Stock ($.001 par value) of the Company by 75,000,000 shares from 300,000,000 to 375,000,000 shares.

                                       FOR          AGAINST      ABSTAIN
                                    ----------     ---------     --------
                                    61,867,760     1,691,752        7,929

3. To ratify the appointment of Altschuler, Melvoin and Glasser LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.

                                       FOR          AGAINST      ABSTAIN
                                    ----------     ----------    --------
                                    63,313,887        243,487      10,067

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         See Exhibit Index.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Molecular Diagnostics, Inc.

                                                    /s/ Denis M. O'Donnell, M.D.
                                                    ----------------------------
                                                    Denis M. O'Donnell, M.D.
                                                    Chief Executive Officer and
                                                    President

                                                    /s/ Dennis L. Bergquist
                                                    ----------------------------
                                                    Dennis L. Bergquist
                                                    Chief Financial Officer

Date: August 15, 2005

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------  -----------------------------------------------------------------------

4.1 Form of common stock purchase warrant issued to financial consultant on May 2, 2005 representing the right to purchase 556,500 shares of common stock of the Company.

31.1     Section 302 certification by principal executive officer.

31.2     Section 302 certification by principal financial officer.

32.1     Section 906 certification by principal executive officer.

32.2     Section 906 certification by principal financial officer.