Form 10QSB
period 2005-09-30
MOLECULAR DIAGNOSTICS INC
filed 2005-11-21
CIK 75439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

(_)   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  _________ to __________.

                          Commission File number 0-935

                                  ------------

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

                                 (312) 222-9550
                                -----------------
                (Issuer's Telephone Number, including Area Code)

                                       N/A
                                -----------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |_| No |X|

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value, at November 14, 2005:                154,354,735
                                                                     -----------

                           MOLECULAR DIAGNOSTICS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements

      a) Consolidated Balance Sheets -- September 30, 2005 (unaudited)
           and December 31, 2004 .........................................    3

      b) Consolidated Statements of Operations -- Three and nine months ended September 30, 2005 and September 30, 2004 (all
           unaudited) ....................................................    4

      c) Consolidated Statements of Cash Flows -- Nine months ended
           September 30, 2005 and September 30, 2004 (all unaudited) .....    5

      d) Notes to Consolidated Financial Statements ......................    6

Item 2. Management's Discussion and Analysis or Plan of Operation ........   19

Item 3. Controls and Procedures ..........................................   24

PART II. -- OTHER INFORMATION

Item 1. Legal Proceedings ................................................   24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......   24

Item 3. Defaults upon Senior Securities ..................................   25

Item 4. Submission of Matters to a Vote of Security Holders ..............   28

Item 5. Other Information ................................................   28

Item 6. Exhibits .........................................................   29

SIGNATURES ...............................................................   29

EXHIBIT INDEX ............................................................   30

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements

                      MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                                                                                    September 30,    December 31,
                                                                                                         2005            2004
                                                                                                    -------------    ------------
                                                                                                     (Unaudited)
                                     Assets
Current Assets:
  Cash and cash equivalents .....................................................................   $         130    $         11
  Accounts receivable, net of allowance for doubtful accounts of $0 at September 30,
    2005 and December 31, 2004 ..................................................................              16              30
  Inventories ...................................................................................              48              48
  Prepaid financing costs .......................................................................              --              80
  Prepaid expenses and other current assets .....................................................             121              14
                                                                                                    -------------    ------------
      Total current assets ......................................................................             315             183
Fixed Assets, net ...............................................................................             258             326
Other Assets:
  Licenses, patents and technology, net of amortization .........................................              20              20
                                                                                                    -------------    ------------
      Total assets ..............................................................................   $         593    $        529
                                                                                                    =============    ============

                 Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable ..............................................................................   $       3,989    $      4,426
  Accrued payroll costs .........................................................................           1,044           1,084
  Accrued expenses ..............................................................................           1,838           1,944
  Deferred revenue ..............................................................................              25              25
  Due to stockholder ............................................................................              36              38
  Lease obligation ..............................................................................             110             110
  Notes payable--related parties ................................................................              70              70
  Notes payable .................................................................................           3,560           4,955
                                                                                                    -------------    ------------
      Total current liabilities .................................................................          10,672          12,652
                                                                                                    -------------    ------------

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,102,192 and 1,119,192 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (Liquidation
  value of preferred stock $9,459,022) ..........................................................           7,716           7,767
Common stock, $0.001 par value; 300,000,000 shares authorized; 154,546,823 and 99,792,292 shares issued and 154,354,735 and 99,600,204 shares outstanding at September 30, 2005 and December 31,
  2004, respectively ............................................................................             155             100
Additional paid-in-capital ......................................................................          50,017          45,961
Treasury stock: 192,088 shares at September 30, 2005 and December 31, 2004 ......................            (327)           (327)
Accumulated deficit .............................................................................         (67,586)        (65,565)
Accumulated comprehensive loss--
    Cumulative translation adjustment ...........................................................             (55)            (59)
                                                                                                    -------------    ------------
      Total stockholders' equity (deficit) ......................................................         (10,080)        (12,123)
                                                                                                    -------------    ------------
      Total liabilities and stockholders' equity (deficit) ......................................   $         593    $        529
                                                                                                    =============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MOLECULAR DIAGNOSTICS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except share and per share amounts)

                                                                  For the Nine Months              For the Three Months
                                                                  ended September 30,               ended September 30,
                                                             -----------------------------    -----------------------------
                                                                  2005            2004             2005            2004
                                                             -------------    ------------    -------------    ------------
                                                                      (Unaudited)                       (Unaudited)
Net revenues .............................................   $          93    $        195    $          24    $         41
Operating expenses
  Cost of revenues .......................................              --              25               --              --
  Research and development ...............................             128             716               31             231
  Selling, general, and administrative ...................           1,047           3,254              (55)          1,116
                                                             -------------    ------------    -------------    ------------
      Total operating expenses ...........................           1,175           3,995              (24)          1,347
                                                             -------------    ------------    -------------    ------------

Operating loss ...........................................          (1,082)         (3,800)              48          (1,306)

Other income (expense):
  Interest expense - related party .......................              (7)            (50)              (2)             (2)
  Interest expense .......................................            (932)         (1,546)            (124)           (409)
  Other, net .............................................              --              10               --              --
                                                             -------------    ------------    -------------    ------------
      Total other income (expense) .......................            (939)         (1,586)            (126)           (411)
                                                             -------------    ------------    -------------    ------------
Loss before income taxes .................................          (2,021)         (5,386)             (78)         (1,717)
Provision for income taxes ...............................              --              --               --              --
                                                             -------------    ------------    -------------    ------------
    Net loss .............................................          (2,021)         (5,386)             (78)         (1,717)

Preferred stock dividend in arrears ......................            (683)           (802)            (230)           (232)
                                                             -------------    ------------    -------------    ------------

Net loss applicable to common stockholders ...............   $      (2,704)   $     (6,188)   $        (308)   $     (1,949)
                                                             =============    ============    =============    ============

Basic and fully diluted net loss per common share ........   $       (0.02)   $      (0.09)   $       (0.00)   $      (0.02)
                                                             =============    ============    =============    ============

Weighted average number of common shares outstanding .....     111,137,400      71,054,095      118,669,134      83,374,666
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

                           MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         ------------------
                                                                                           2005       2004
                                                                                         -------    -------
                                                                                             (Unaudited)
Operating Activities:
  Net loss ...........................................................................   $(2,021)   $(5,386)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of debt discount ....................................................       575        905
    Depreciation and amortization ....................................................        92        514
    Amortization of prepaid consulting fees ..........................................        79        319
    (Gain) loss on sale of fixed assets ..............................................         3        (99)
    Note issued in payment of an expense .............................................        82        103
    Warrants issued in settlement ....................................................       421         --
    Compensation expense related to stock appreciation rights ........................        --        149
    Return of fixed assets in exchange for relief of indebtedness ....................        --      1,158
    Changes in assets and liabilities:
      Accounts receivable, net .......................................................        14         12
      Inventories ....................................................................        --         19
      Due to stockholder .............................................................        (1)       (15)
      Prepaid expenses and other current assets ......................................      (107)      (124)
      Checks issued in excess of amounts on deposit ..................................        --         (5)
      Accounts payable ...............................................................      (229)    (1,100)
      Lease obligation ...............................................................        --       (183)
      Deferred revenue ...............................................................        --        (50)
      Accrued expenses ...............................................................      (135)       343
                                                                                         -------    -------
  Net cash used for operating activities .............................................    (1,227)    (3,440)
                                                                                         -------    -------

Investing Activities:
  Expenditures for licenses, patents and technology ..................................        --        (20)
  Purchases of fixed assets ..........................................................       (27)      (187)
  Proceeds from sale of fixed assets .................................................        --         28
                                                                                         -------    -------
  Net cash used for investing activities .............................................       (27)      (179)
                                                                                         -------    -------

Financing Activities:
  Proceeds from issuance of convertible notes payable ................................        --      4,236
  Net proceeds from issuance of common stock .........................................     1,378        275
  Payment of notes payable ...........................................................        (5)      (890)
  Note issued in payment of an expense ...............................................        --        103
                                                                                         -------    -------
  Net cash provided by financing activities ..........................................     1,373      3,621
                                                                                         -------    -------

Net increase in cash and cash equivalents ............................................       119          2

Cash and cash equivalents at beginning of period .....................................        11         --
                                                                                         -------    -------

Cash and cash equivalents at end of period ...........................................   $   130    $     2
                                                                                         =======    =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest .......................................................................   $    28    $   135
      Financing costs ................................................................   $    58    $    --
Non-cash transactions during the period for:
      Financing costs ................................................................   $    93    $ 1,067
      Preferred stock and cumulative dividends converted into common stock ...........   $    71    $ 6,353
      Convertible promissory notes and accrued interest converted into common stock...   $ 6,884    $    --

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

      MDI is a bio-molecular diagnostics company focused on the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer, including its InPath(TM) System and related image analysis systems. MDI, however, has currently curtailed its operations and expects to resume such operations only when the Company has obtained additional capital. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic, or doctor's office.

      In addition to AccuMed and Oncometrics Imaging Corp., a wholly-owned subsidiary of AccuMed, MDI had another wholly-owned subsidiary, Samba Technologies, Sarl ("Samba"). MDI lost all rights and title to the assets of Samba upon completion of the former subsidiary's bankruptcy liquidation sale in December 2003.

      The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first nine months of 2005, MDI raised net proceeds of $1,377,762 through the sale of its common stock. Management's plans for the remainder of fiscal 2005 include substantial efforts to obtain additional capital. During the quarter ended September 30, 2005, however, the Company was unable to obtain adequate financing or generate profitable sales revenues, and was forced to curtail its product development and other activities. If the Company continues to be unable to obtain adequate financing to fund operations, it will be forced to cease operations and may seek bankruptcy protection.

Note 2. Basis of Presentation

      The consolidated financial statements for the periods ended September 30, 2005 and 2004 included herein are unaudited. Such financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005 or for any other period.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as filed with the SEC.

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

      Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Licenses, patents, and technology were as follows:
            (in thousands)

                                                  September 30,    December 31,
                                                       2005            2004
                                                  -------------    ------------
                                                   (unaudited)
Licenses ......................................   $          20    $         20
Patent costs ..................................             133             133
LabCorp Technology Agreement ..................             260             260
                                                  -------------    ------------
Subtotal ......................................             413             413
Less accumulated amortization .................            (393)           (393)
                                                  -------------    ------------
      Total ...................................   $          20    $         20
                                                  =============    ============


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

      For the nine months ended September 30, 2005 and 2004, amortization expense was $0 and $263,000, respectively.

Note 5. Accrued Expenses

      Accrued expenses included the following:
            (in thousands)

                                                   September 30,   December 31,
                                                        2005           2004
                                                   -------------   ------------
                                                    (unaudited)
Accrued interest ...............................   $         829   $        994
Accrued interest--related party ................              32             25
Accrued settlement costs .......................             438            438
Accrued franchise and other taxes ..............             389            476
Other accrued expenses .........................             150             11
                                                   -------------   ------------
      Total ....................................   $       1,838   $      1,944
                                                   =============   ============


      MDI was delinquent in paying a portion of its federal and state employee and employer payroll taxes for 2003, 2002, and 2001. The delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004. The delinquent federal and state payroll taxes relating to 2001 were paid in full during the nine months ended September 30, 2005.

      The Company owed $0 and $97,000 as of September 30, 2005 and December 31, 2004, respectively, for 2001 federal payroll taxes, and amounts related to 2004 were included in accrued payroll costs in the accompanying December 31, 2004 balance sheet.

      MDI is also delinquent in filing certain federal and state income tax returns for 2004, 2003 and 2002 and is working to complete and file the returns. MDI does not expect to owe federal and state income taxes for 2004, 2003 and 2002. The delinquent federal and state income tax returns for 2001 were filed in March 2005 with zero tax due.

Note 6. Notes Payable--Related Parties

      Notes payable to related parties consisted of:
            (in thousands)

                                                   September 30,   December 31,
                                                        2005           2004
                                                   -------------   ------------
                                                    (unaudited)
Northlea Partners, Ltd., $25,000 Promissory Note
  issued August 6, 2001; interest rate 15% per
  annum ........................................   $          25   $         25
Northlea Partners, Ltd., $15,000 Promissory Note
  issued September 20, 2001; interest rate 9%
  per annum ....................................              15             15
Northlea Partners, Ltd., $15,000 Bridge II
  Convertible Promissory Note issued May 1,
  2003; interest rate 12% per annum (see
  description under Bridge II Notes in Note
  7-Notes Payable for other terms and
  conditions) ..................................              15             15
Robert Shaw, $25,000 Promissory Note issued
  September 20, 2001; interest rate 9% per
  annum ........................................              15             15
                                                   -------------   ------------
                                                   $          70   $         70
                                                   =============   ============


      Peter Gombrich Amounts Due. Peter Gombrich, the Company's former Chairman and CEO, was owed $36,481 and $37,299 at September 30, 2005 and December 31, 2004, respectively, for previous advances to the Company. MDI has classified the amount due to Mr. Gombrich under the current liabilities heading "Due to stockholder" in the accompanying balance sheets.

      Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable-related parties due to the uncertainty regarding repayment, the possible conversion of amounts due into stock of the Company, and the Company's current financial condition.

Note 7. Notes Payable

      Notes payable to unrelated parties consisted of:
            (in thousands)

                                                   September 30,   December 31,
                                                        2005           2004
                                                   -------------   ------------
                                                    (unaudited)
Bridge I Convertible Promissory Notes; due
  December 31, 2002; interest rate 7% per annum;
  convertible into common stock at 75% of the
  market price on date of conversion; beneficial
  conversion feature valued at $1,042,000 at
  June 30, 2002; warrants at an exercise price
  of $0.25 per share; additional warrants at an
  exercise price equal to 150% of note
  conversion price .............................   $         500   $        750
Bridge II Convertible Promissory Notes; due July
  31, 2004; interest rate 12% or 15% per annum;
  convertible into common stock at $0.10 or
  $0.15 per share; beneficial conversion feature
  valued at $1,777,000 and $330,000 at December
  31, 2003 and December 31, 2002, respectively;
  warrants at an exercise price of $0.15 or
  $0.20 per share ..............................           1,285          1,285
Bridge III Convertible Promissory Notes; due
  December 31, 2008; interest rate 10% per
  annum; convertible into common stock at $0.10
  per share; beneficial conversion feature
  valued at $1,604,000 at June 30, 2004;
  warrants at an exercise price of $0.15 per
  share ........................................             116            268

Bridge IV Convertible Promissory Notes; due
  December 31, 2008; interest rate 10% per
  annum; convertible into common stock at $0.10
  per share; beneficial conversion feature
  valued at $1,791,000 at June 30, 2004;
  warrants at an exercise price of $0.15 per
  share; .......................................              --          1,085
Monsun, AS $500,000 Promissory Note issued
  November 1, 2000; interest rate 20% per annum,
  compounded into principal amount; beneficial
  conversion feature valued at $125,000 at
  November 1, 2000 .............................             907            782
MonoGen, Inc. $305,000 Promissory Note issued
  October 14, 2004; interest rate 14% per annum;
  first installment of $25,000 due November 1,
  2004 with monthly principal and interest
  installments of $10,000 thereafter; due
  January 1, 2007 ..............................             305            305
O.P., LLC $29,390 Promissory Note issued May 12,
  2003; interest rate 7% per annum; monthly
  principal payments of $1,316 plus interest
  commencing June 1, 2003; .....................              --              6
Ungaretti and Harris LLP $211,368 Secured
  Promissory Note issued May 8, 2003; interest
  rate 12% per annum; due September 30, 2003 ...             127            149
Ernst & Young LLP $30,800 Promissory Note issued
  July 17, 2003; interest rate 12% per annum
  commencing January 1, 2003; due December 31,
  2003 .........................................              31             31
Ventana Medical Systems, Inc. $62,946 Promissory
  Note issued November 30, 2003; due December
  31, 2003; interest rate 8% per annum payable
  after December 31, 2003 ......................              21             21
Xillix Technologies Corporation $361,000
  Promissory Note issued June 26, 1998; interest
  rate Canadian Prime plus 6% per annum;
  represents a debt of AccuMed .................              34             34
Western Economic Diversification $221,000
  Promissory Note issued June 1989; no interest;
  represents a debt of Oncometrics .............             234            239
                                                   -------------   ------------
                                                   $       3,560   $      4,955
                                                   =============   ============


      Bridge I. In 2002, MDI issued an aggregate $3,185,000 in Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the Company's common stock on the date of conversion. In addition, MDI issued to each holder a warrant that entitled each such holder to purchase one share of common stock at an exercise price of $0.25 per share for each dollar of principal. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. In addition, at the time of conversion of the note, each holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. MDI has not determined a value for these warrants as of September 30, 2005. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,042,000 at June 30, 2002.

      In February 2003, a note holder, NeoMed Innovations III, converted $1,060,000 in principal amount of Bridge I notes into Bridge II notes. In November 2003, two Bridge I note holders converted $50,000 in principal amount of notes and $5,287 in accrued interest into 368,579 shares of unregistered common stock. Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were offered warrants to purchase one new share for every four shares acquired by the noteholder upon exercise of such holder's conversion rights under the notes. This offer continued to remain outstanding as of September 30, 2005.

      During the twelve months ended December 31, 2004, holders of an aggregate $1,325,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of approximately $173,000 into 9,985,182 shares of unregistered common stock. For the nine months ended September 30, 2005, holders of $250,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest into 2,008,962 of unregistered common stock. The remaining $500,000 in principal Bridge I notes remained unconverted and outstanding at September 30, 2005.

      Bridge II. Beginning in October 2002, MDI began an issue of up to $4,000,000 in Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note (see discussion above) and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company's then-Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes as originally issued provide for interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and 2002, respectively. The value was recorded as a reduction of the debt and amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $334,909 to reflect amortization of the discount during the twelve months ended December 31, 2004, which represented the final amortization of the beneficial conversion feature.

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

      For the 12 months ended December 31, 2004, holders of an aggregate $2,146,000 in principal amount of Bridge II Convertible Promissory Notes elected to convert their notes and related accrued interest of approximately $251,000 into 17,619,242 shares of unregistered common stock. Included in such conversion amounts are amounts due Peter P. Gombrich, the Company's former Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into an aggregate 2,113,987 shares of unregistered common stock. The remaining $1,300,000 in principal Bridge II notes remain unconverted and outstanding at September 30, 2005.

      Bathgate Capital Partners, LLC - Bridge III. Beginning in January 2004, Bathgate Capital Partners, LLC began an offering of a maximum of $4,000,000 and a minimum of $1,500,000 in Bridge III Convertible Promissory Notes to accredited investors on behalf of the Company. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for 20 consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security interest in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008.

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

With the exception of the conversion of Suzanne Gombrich's $190,000 note, which was converted following stockholder approval of an increase in the number of authorized shares of common stock of the Company in July 2004, these requirements were satisfied on April 2, 2004 and the Company issued $1,500,000 in convertible promissory notes in exchange for cash. The funds were used for repayment of a $1 million convertible note held by Suzanne Gombrich, payment of taxes, and working capital. On May 21, 2004, the Company issued an additional $162,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $206,451 and $208,595 to reflect amortization of the discount during the nine months ended September 30, 2005 and the 12 months ended December 31, 2004, respectively. At the conclusion of the offering, the Company had issued an aggregate $1,662,500 in principal amount of Bridge III Convertible Promissory Notes in exchange for cash. As of September 30, 2005, holders of Bridge III Convertible Promissory Notes had elected to convert an aggregate $1,559,518 note principal and accrued interest into 15,282,236 unregistered common shares. The remaining $302,500 in principal Bridge III notes remain unconverted and outstanding at September 30, 2005.

      Bridge IV. Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion prices of the notes during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,791,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $192,558 and $302,288 to reflect amortization of the discount during the nine months ended September 30, 2005 and the 12 months ended December 31, 2004, respectively.

      The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for 20 consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security interest in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008. At the conclusion of the offering, the Company had issued an aggregate $2,573,500 in principal amount of Bridge IV Convertible Promissory Notes in exchange for cash. As of September 30, 2005, all holders of Bridge IV Convertible Promissory Notes had elected to convert an aggregate $2,573,505 principal amount in exchange for 25,605,000 unregistered common shares. As of September 30, 2005, the Bridge IV note holders representing over 85% of the total principal note amounts also elected to waive $328,477 accrued interest resulting in one-time interest forgiveness income for the quarter then ended.

      Monsun. On November 1, 2000, MDI issued a convertible promissory note to Monsun, AS ("Monsun") in exchange for $500,000 in cash. The note originally bore interest at the rate of 15% per year and was originally due 12 months from the date of issue. The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share.

      On October 31, 2001, Monsun and MDI agreed to the first extension of the maturity date of the note until January 31, 2002. As consideration for the first extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 100,000 shares of common stock of MDI at an exercise price of $0.60 per share. On January 31, 2002, Monsun and MDI agreed to the second extension of the maturity date of the note. As consideration for the second extension agreement, MDI issued a three-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.30 per share. A fair value of $4,110 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. On April 1, 2002, Monsun and MDI agreed to the third and final extension of the maturity date until July 31, 2002. As consideration for the third extension agreement, MDI issued a five-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of MDI at an exercise price of $0.70 per share, and adjusted the interest rate on unpaid principal to 20% per annum. A fair value of $8,287 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. In November 2002, MDI issued 200,000 shares of its common stock as a default penalty on the note. A fair value of $42,000 for the shares was calculated using the market price of the common stock on the date the shares were issued and recorded as financing expenses during 2002. MDI made payments against the principal of the note amounting to $117,266 and recorded interest expense, in addition to the amounts mentioned above, of $80,200 during 2002.

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

      MonoGen, Inc. In October 2004, MDI entered into a settlement agreement with MonoGen, Inc. relating to an arbitration proceeding brought against AccuMed and Oncometrics by MonoGen for alleged breaches in connection with certain license and related agreements among the parties. As part of the settlement, MDI issued a promissory note to MonoGen in the amount of $305,000, payable in an initial installment of $25,000 on November 1, 2004 and monthly installments thereafter of $10,000 until the note is paid in full, and agreed to transfer to MonoGen certain assets. Inasmuch as the assets were not timely transferred, and because the initial $25,000 payment to be made under the note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004. If the default asserted in the notice is not cured, there are a number of remedies that may be available to MonoGen under the provisions of the settlement agreement and the note, one of which is the possibility that the full principal amount of the note may be accelerated and declared immediately due and payable. To date, neither MDI nor any related party to the suit has received further notice in regard to the asserted default, although not all of the remedies that may be available to MonoGen in regard to such default would require that further notices be given.

      Ungaretti & Harris LLP. In March 2005, MDI entered into a settlement agreement related to a judgment entered against the Company and in favor of Ungaretti & Harris LLP in the law firm's suit against MDI for unpaid legal fees. In January 2005, the court had entered summary judgment in favor of Ungaretti & Harris in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement in satisfaction of the judgment, whereby MDI promised to pay $150,000 to the law firm, payable in installments of $25,000 commencing March 22, 2005, and with subsequent payments due in ninety day increments until the balance is paid in full. The Company is currently in default on the September 21, 2005 payment due and is in discussions with Ungaretti & Harris.

      See Note 10 - Legal Proceedings for more information regarding the legal proceedings regarding or giving rise to the above Monsun, Ungaretti & Harris, and MonoGen notes.

      Defaults. The Company is in breach of a significant majority of its outstanding notes payable, including the Bridge I and Bridge II Convertible Promissory Notes, primarily due to the Company's failure to make principal payments when due. In certain cases, the notes payable require that in order for certain types of events of default to occur, the holder must notify MDI in writing of a declaration of default, at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any existing or future event of default if, or when, the holder provides the required written notice. Other than the Monsun convertible promissory note, the MonoGen note payable, and the note payable to Ungaretti & Harris, which are the subject of legal actions described in Note 10 - Legal Proceedings (certain of which have been settled or are in settlement discussions as discussed herein), MDI has not received any written declarations of default from holders of its outstanding notes payable, although several of such notes do not require written notice of default. For a more detailed discussion of the terms and conditions of certain of the Company's notes payable, see Item 3 in
Part II of this Quarterly Report on Form 10-QSB.

      Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable due to the uncertainty regarding repayment, the possible conversion of amounts due into stock of the Company, and the Company's current financial condition.

Note 8. Stockholders' Equity (Deficit)

      A summary of the Company's preferred stock is as follows:

                                                         September 30,     December 31,
                                                              2005              2004
                                                        ---------------   ---------------
                                                        Shares Issued &   Shares Issued &
Series of Preferred Stock                                 Outstanding       Outstanding
-----------------------------------------------------   ---------------   ---------------
                                                          (unaudited)

Series A convertible ................................            82,655            82,655
Series B convertible, 10% cumulative dividend .......           365,106           365,106
Series C convertible, 10% cumulative dividend .......           245,833           262,833
Series D convertible, 10% cumulative dividend .......           175,000           175,000
Series E convertible, 10% cumulative dividend .......           233,598           233,598
                                                        ---------------   ---------------
      Total Preferred Stock .........................         1,102,192         1,119,192
                                                        ===============   ===============


      Convertible Cumulative Preferred Stock Conversions: During the third quarter of fiscal 2005, a holder of Series C Convertible Cumulative Preferred Stock elected to convert 17,000 shares and cumulative dividends into 118,250 unregistered shares of the Company's common stock.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:      $4.50 per share
Conversion Price:       $10.3034 per share
Conversion Rate:        0.4367--Liquidation Value divided by Conversion Price
                        ($4.50/$10.3034)
Voting Rights:          None
Dividends:              None
Conversion Period:      Any time

Series B Convertible Preferred Stock
Liquidation Value:      $4.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        4.00--Liquidation Value divided by Conversion Price
                        ($4.00/$1.00)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing March 31, 2001
Conversion Period:      Any time
Cumulative dividends in arrears at September 30, 2005 were $682,572

Series C Convertible Preferred Stock
Liquidation Value:      $3.00 per share
Conversion Price:       $0.60 per share
Conversion Rate:        5.00--Liquidation Value divided by Conversion Price
                        ($3.00/$0.60)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing March 31, 2002
Conversion Period:      Any time
Cumulative dividends in arrears at September 30, 2005 were $288,585

Series D Convertible Preferred Stock
Liquidation Value:      $10.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        10.00--Liquidation Value divided by Conversion Price
                        ($10.00/$1.00)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing April 30, 2002
Conversion Period:      Any time
Cumulative dividends in arrears at September 30, 2005 were $728,767

Series E Convertible Preferred Stock
Liquidation Value:      $22.00 per share
Conversion Price:       $0.80 per share
Conversion Rate:        27.50--Liquidation Value divided by Conversion Price
                        ($22.00/$0.80)
Voting Rights:          Equal in all respects to holders of common shares
Dividends:              10%--Quarterly--Commencing May 31, 2002
Conversion Period:      Any time
Cumulative dividends in arrears at September 30, 2005 were $1,933,341

Issuance of Common Shares for Cash

      In the third quarter of fiscal 2005, the Company received net aggregate proceeds of $733,500 and issued an aggregate 31,660,000 shares of restricted common stock at $0.025 per share and are reflected in Additional Paid In Capital until such time as such shares are actually issued by the Company's transfer agent and will then be reflected in our Common Stock register and account.

Exchange of certain Bridge I, III, IV Convertible Promissory Notes for Common Shares

      As described in more detail in Note 7, during the third quarter of fiscal 2005, noteholders of certain Bridge I, III and IV Convertible Promissory Notes elected to exchange an aggregate $6,884,000 principal and accrued interest for 42,896,198 unregistered shares of the Company's common stock

Note 9. Equity Incentive Plan and Employee Stock Purchase Plan

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

      The Board of Directors has also granted options to purchase the common stock of MDI outside of the Plan.

      As permitted by SFAS No. 123, MDI currently applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted to employees under the Plan. No compensation cost was recorded during the nine months ended September 30, 2005 or the year ended December 31, 2004 for options granted to employees, as the exercise prices of such options approximated the fair value of the underlying common stock on the date of the grant. Had stock options been accounted for under the fair value method recommended by SFAS No. 123, the Company's net loss allocated to common shareholders would have been changed to the pro forma amounts indicated below:

                                                            For the nine months    For the three months
                                                            ended, September 30,   ended September 30,
                                                               2005       2004       2005       2004
                                                             -------    -------    -------    -------
                                                            (in thousands except for per share amounts)
                                                                            (unaudited)
Net loss applicable to common
  stockholders as reported ...............................   $(2,704)   $(6,188)   $  (308)   $(1,949)
Deduct: Total stock-based compensation
  expense determined under the fair value based
  method for all awards and forfeitures,
  net of related taxes ...................................        (9)      (137)        --         34
                                                             -------    -------    -------    -------
Pro forma net loss applicable to
  common stockholders ....................................   $(2,713)   $(6,325)   $  (308)   $(1,915)
                                                             =======    =======    =======    =======

Basic and diluted loss per share applicable to common
  stockholders - as reported .............................   $  (.02)   $  (.09)   $  (.00)   $  (.02)
                                                             =======    =======    =======    =======
Basic and diluted loss per share applicable to common
  stockholders - pro forma ...............................   $  (.02)   $  (.09)   $  (.00)   $  (.02)
                                                             =======    =======    =======    =======


      The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.28% and 5.33% for the September 30, 2005 and 2004 periods, respectively; volatility factors of the expected market price of the Company's common stock of 117% and 173%, respectively; and a fair value of the underlying common shares equal to the closing market price of such shares on the date of the grant. The expected life equaled the term of the options or restricted shares.

      A summary of the Company's stock option activity and related information follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                          Options        Price
                                                         ----------    ---------
Outstanding at January 1, 2004 .......................    3,494,648
Granted ..............................................    2,500,000    $  0.1540
Forfeited ............................................   (1,046,921)   $  1.0276
                                                         ----------
Outstanding at December 31, 2004 .....................    4,947,727
Granted ..............................................           --
Expired ..............................................     (438,736)   $  2.6000
Forfeited ............................................     (250,000)   $  0.1400
                                                         ----------
Outstanding at September 30, 2005 ....................    4,258,991
                                                         ==========
Exercisable at September 30, 2005 ....................    3,545,658    $  0.5845
                                                         ==========


      At the Annual Meeting on May 25, 1999, MDI stockholders also approved the Company's Employee Stock Purchase Plan (the "ESPP"). The ESPP offers employees the opportunity to purchase shares of common stock of MDI through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the ESPP is 200,000.

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

Note 10. Legal Proceedings

      Included below is a summary of legal proceedings involving the Company that were either initiated in the fiscal quarter ended September 30, 2005 or with respect to which a material development occurred during such quarter. For a more detailed discussion of all legal proceedings involving the Company and other information on previous developments, see the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004 and quarterly reports for the quarters ended March 31, 2005 and June 30, 2005.

      Settled Since June 30, 2005

      The Cleveland Clinic Foundation. On March 28, 2003, The Cleveland Clinic Foundation filed suit against MDI (U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:03CV056)) seeking approximately $315,000 for certain clinical trial work conducted by the Foundation in the Peoples Republic of China on behalf of MDI. On December 8, 2003, a default judgment in the amount of $260,000 was entered against MDI. In June 2005, the parties executed a settlement agreement and mutual release in satisfaction of such judgment, pursuant to which MDI agreed to pay the Foundation an aggregate
$100,000, assuming certain conditions were met. Once final payment under the settlement agreement had been made, the Foundation agreed to release MDI from any and all claims, demands, rights or causes of action. As of September 30, 2005, MDI had made final payment of $85,000 in full satisfaction of the settlement agreement and requested that the Foundation take all steps necessary to file a satisfaction of judgment. As of September 30, 2005, MDI had recorded no liability relating to this case.

      Eric Gombrich. On May 19, 2004, former MDI officer Eric Gombrich filed suit against MDI, Denis M. O'Donnell, M.D., Peter Gombrich, Dennis Bergquist, and Michael Brodeur (all of whom are no longer officers or directors of the Company) in the Circuit Court of Cook County, Illinois (04 L 05661). Mr. Gombrich claimed that MDI breached a written employment contract and that it owed him $631,258 (plus interest) and 300,000 shares of MDI stock. In October 2005, MDI entered into a settlement agreement with Mr. Gombrich pursuant to which MDI agreed to pay Mr. Gombrich an aggregate $116,000 in three scheduled payments (one of which has already been tendered) and issue him a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $.10 per share exercisable until July 31, 2009. The parties also agreed to a release and covenant not to sue for any and all claims arising out of Mr. Gombrich's employment. Pursuant to the settlement, the case against MDI was dismissed on November 8, 2005. As of September 30, 2005, MDI had recorded a liability in the amount of $148,000 relating to this case.

      Esoterix, Inc. Esoterix, Inc. made a claim against MDI for $19,725 arising from a laboratory services agreement that it maintains MDI breached. In March 2005, Esoterix filed suit against MDI to collect this claim in the Circuit Court of Cook County, Illinois (05 M1 116482). MDI entered into a settlement agreement with Esoterix in October 2005 pursuant to which MDI agreed to pay Esoterix $13,000 in full satisfaction of its claims. The case was dismissed following payment on October 11, 2005. The parties also agreed to a mutual release of all claims. As of September 30, 2005, MDI had recorded a liability in the amount of $13,000 relating to this case.

      Kanan, Corbin, Schupak & Aronow, Inc. On August 12, 2004, Kanan, Corbin, Schupak & Aronow, Inc. ("KCSA") filed suit against AccuMed International, Inc. f/d/b/a Molecular Diagnostics, Inc., in the Circuit Court of Cook County, Illinois (04 L 9109), seeking $59,678, plus interest and court costs, for services provided. The parties agreed to a settlement in November 2005, although no formal settlement agreement has been executed. Assuming the parties satisfy all terms of the settlement, the case will be dismissed. As of September 30, 2005, MDI had recorded $66,000 as a liability for this matter.

      The Lash Group, Inc. On June 10, 2004, The Lash Group, Inc., a healthcare consulting firm, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Mecklenburg County, North Carolina (04 CVS 10367). The Lash Group sought approximately $94,000, plus interest, attorney fees, and court costs, for the alleged breach of an agreement, with respect to which Peter Gombrich, our former Chairman and Chief Executive Officer, and MDI are sought to be held primarily liable. In October 2005, MDI entered into a settlement agreement with The Lash Group and a voluntary dismissal has been filed. Pursuant to the settlement agreement, MDI must make equal three payments totaling $100,000, beginning December 2005 and following in February and March 2006 until paid in full. If MDI fails to make full payment, it has agreed to the entry of a judgment against it in the amount of $147,866, less credit for any payments made. As of September 30, 2005, MDI had recorded a liability in the amount of $97,000 relating to this case.

      Ungaretti & Harris LLP. On May 31, 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against MDI in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. Ungaretti & Harris declared the settlement agreement in default for MDI's failure to make the second payment on June 21, 2005. The parties have since modified the settlement agreement, and MDI cured the claimed default, although it is now currently in default on the September 21, 2005 payment due. The parties are in discussions regarding this default. As of September 30, 2005, MDI had recorded a liability in the amount of $148,000 relating to this case.

      Pending as of September 30, 2005

      Medical College of Georgia Research Institute, Inc. On November 18, 2003, the Medical College of Georgia Research Institute, Inc. filed suit against MDI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for MDI. Georgia Research Institute claimed that the principal amount of the obligation due from MDI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. On October 27, 2004, the court entered summary judgment in favor of Georgia Research Institute and against MDI in the amount of $68,404. As of September 30, 2005, MDI had recorded a liability in the amount of $115,000 relating to this case.

      Peter Gombrich. On April 25, 2005, former MDI officer Peter Gombrich filed suit against MDI and MDI's former Chief Executive Officer Denis M. O'Donnell, M.D. in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claims that MDI breached a written employment contract and that it owes him in excess of $849,500 (plus interest and attorneys' fees). Mr. Gombrich also alleged a claim against MDI for contribution and indemnification regarding agreements he signed as a personal guarantor for certain alleged MDI obligations. MDI filed a motion to compel the case to arbitration, consistent with Mr. Gombrich's employment agreement. This motion was granted on August 9, 2005. At this time, MDI has filed its answer, affirmative defenses, and has asserted numerous counterclaims against Mr. Gombrich. The arbitrator set a final hearing date in early February 2006. MDI intends to vigorously defend this proceeding. Management cannot reasonably estimate the liability, if any, related to this matter or the likelihood of an unfavorable settlement at this time.

      Diamics LLC. On October 21, 2005, the Company filed suit against Diamics LLC and related parties in the Federal District Court, Northern District of California (C05-4282). Diamics was formed by Peter Gombrich, MDI's former
Chairman of the Board and CEO. MDI alleges that Mr. Gombrich and a former employee misappropriated MDI's proprietary information, trade secrets and patented products, and the suit charges Diamics with misappropriation of trade secrets, unfair business practices, conversion, and patent and copyright infringement. The suit seeks injunctive relief and damages in excess of $30,000,000. The complaint in MDI's case has been served on Diamics, and MDI is awaiting the defendants' answer.

      MDI's suit against Diamics was in part a response to a suit filed by Diamics against MDI on June 21, 2005 in the Federal District Court, Northern District of California (C05-02549). The complaint in that suit seeks declaratory judgment of no misappropriation, conversion, libel or unjust enrichment, and requests that the court enter judgment as follows: declaration that Diamics has not directly or indirectly misappropriated MDI's trade secrets, confidential and proprietary intellectual property, reputation, or goodwill; declaration that Diamics has not converted MDI's confidential and proprietary intellectual property; declaration that Diamics has not been unjustly enriched; and for an order enjoining MDI and its officers, agents, servants, and employees from asserting that Diamics or its employees engaged in the above mentioned conduct. Although the abovementioned complaint was filed in June, it was amended on October 12, 2005 and allegedly served on October 13, 2005. MDI has yet to confirm whether the complaint was served as alleged by Diamics. In the event the complaint is properly served, MDI intends to vigorously defend this action. Management cannot reasonably estimate the liability, if any, related to this matter or the likelihood of an unfavorable settlement. Accordingly, no liability related to this matter has been accrued or recorded to date.

      Miscellaneous

      Creditors. Several current or former unsecured creditors have made claims against MDI to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these claims.

      Ketchum Public Relations. MDI settled a $72,000 claim by Ketchum Public Relations. No litigation was ever filed by Ketchum. MDI paid $10,000 in full payment and satisfaction of the balance due in September 2005, and all claims by Ketchum against MDI were released as of September 26, 2005.

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

Overview of Molecular Diagnostics, Inc.

      Molecular Diagnostics, Inc., formerly Ampersand Medical Corporation, is a biomolecular diagnostics company focused on the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. MDI has currently curtailed its operations and expects to resume such operations only when additional capital has been obtained by the Company. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor's office.

      MDI's goal is to utilize recent research regarding the human genome and related proteins, which form the foundation of cell biology and the human body, as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost effective service delivery. We were developing, and plan to continue developing upon obtaining additional capital, an initial series of products to address these criteria including sample collection devices, chemical and biological tests, and analysis instruments and related software.

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

      The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first nine months of 2005, MDI raised net proceeds of $1,377,762 through the sale of common stock. Management's plans for the remainder of fiscal 2005 include substantial efforts to obtain additional capital. During the quarter ended September 30, 2005, the Company was unable to obtain adequate financing or generate profitable sales revenues, and was forced to curtail its product development and other activities. If the Company continues to be unable to obtain adequate financing to fund operations, it will be forced to cease operations and may seek bankruptcy protection.

Recent Developments

      The Company elected during the third quarter of fiscal 2005 to replace the former CEO and Chairman with Dr. David Weissberg and the former CFO with Robert McCullough. Both Dr. Weissberg and Mr. McCullough are substantial shareholders of the Company's common stock. The Company filed current reports on Form 8-K for both appointees during the third quarter of fiscal 2005, which can be referenced and reviewed for further information about these individuals.

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

Results of Operations

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and notes thereto, and our Management's Discussion and Analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

    Three Months Ended September 30, 2005 as compared to Three Months Ended
                               September 30, 2004

Revenue

      Revenues for the three months ended September 30, 2005 decreased $17,000, or 41.5%, to $24,000 from revenues of $41,000 for the same period in 2004. This decrease was the result of a reduction in revenue from the sale of our slide-based installed systems.

Costs and Expenses

      Cost of Goods Sold

      Cost of goods sold remained at zero for the quarter ended September 30, 2005 similar to the same period in 2004, since no AcCell instruments were sold during either period.

      Research and Development

      We have devoted a substantial amount of our resources to research and development ("R&D") related to new products, including markers, tests, instruments and software applications, as well as modifications to and refinements of our existing products.

      For the quarter ended September 30, 2005, our R&D expenses were $31,000, a decrease of $200,000, or 86.6%, over the same period in 2004. This decrease was the result of reduced operating capacity due to capital and liquidity constraints. This reduction has led to delays in the finalization of the development, completion of clinical trial validation, Food and Drug
Administration submissions and approval, market introduction, and the sale of some of our products.

      R&D expenses have typically consisted of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; and payroll related costs for in-house engineering, scientific, laboratory, software development and research management staff.

      Selling, General and Administrative

      For  the  quarter  ended   September  30,  2005,   selling,   general  and
administrative expenses ("SG&A") were a positive $55,000, a decrease of $1,171,000, or over 100.0%, over expenses of $1,116,000 for the same period in 2004. This decrease included a reduction of $630,000 in legal and professional fees, $103,000 in consulting fees, $106,000 in financing costs, and $252,000 in other general and administrative costs. The decrease also had an additional period difference of $80,000 in restructured settlement income. Restructuring settlements reflect the difference between the actual settlement amounts for various litigation and creditor payment matters and the amounts originally recorded on the Company's financial statement as the amount due. Settlement amounts were less than amounts originally recorded in recognition of the Company's financial condition.

      Significant components of SG&A are compensation costs for executive, sales and administrative personnel, professional fees primarily related to legal and accounting services, travel costs, fees for public and/or investor relations services, insurance premiums, facilities and office expenses, marketing-related costs, and amortization/depreciation charges (net of restructuring settlement).

Other Income and Expense

      Interest Expense

      Interest expense, including interest expense to related parties, decreased $285,000 for the quarter ended September 30, 2005 to $126,000, a decrease of 69.3% over the same period of 2004. Bridge I, II, III, IV, and related party Convertible Promissory Notes in principal amounts totaled $6,356,000 and $6,672,000 for the fiscal quarters ended September 30, 2005 and 2004, respectively. The interest expense decrease results from the decrease cumulative effect of compounding interest on the unpaid Bridge I, II, III, IV and Monsun Convertible Promissory Notes offset by the $328,000 gain on waived Bridge IV Convertible Promissory Notes..

      Other Income

      Other income remained at zero for the quarter ended September 30, 2005 similar to the same period in 2004.

 Net Loss

      The net loss for the three-month period ended September 30, 2005 before preferred dividends totaled $78,000, compared with $1,717,000 for the same period in 2004, a decrease of $1,639,000 or 95.5%. The decrease was primarily the result of reduced operating capacity due to capital and liquidity constraints. The net loss applicable to common stockholders for the three months ended September 30, 2005 was $308,000, or $0.00 per share, on 118,669,134 weighted average common shares outstanding. This compared with the net loss applicable to common stockholders for the three-month period ended September 30, 2004 of $1,949,000, or $0.02 per share, on 83,374,666 weighted average common shares outstanding. Cumulative dividends on the Company's outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $230,000 for the quarter ended September 30, 2005, compared with $232,000 for the same period in 2004.

      Nine Months Ended September 30, 2005 as compared to Nine Months Ended
                               September 30, 2004

Revenues

      Revenues for the nine months ended September 30, 2005 decreased $102,000, or 52.3%, to $93,000 from revenues of $195,000 for the same period in 2004. This decrease primarily was the result of decreases in the sales of AccuMed-related products and services. A table describing the decrease is provided below:

      Nine months ended        9/30/05   9/30/04    Decrease
      ----------------------   -------   --------   ---------
      Slide-based revenue      $93,000   $146,000   $ (53,000)
      AcCell instrument sale        --     49,000     (49,000)
                               -------   --------   ---------
            Total Revenue      $93,000   $195,000   $(102,000)
                               =======   ========   =========


Costs and Expenses

      Cost of Goods Sold

      Cost of goods sold for the nine months ended September 30, 2005 were zero, a decrease of $25,000, or 100%, over the same period in 2004. The cost of goods sold amount reported in 2004 is related to the shipment of two automated microscopy systems during the nine months ended September 30, 2004.

      Research and Development

      As noted above, we have devoted a substantial amount of our resources to R&D related to new products, including markers, tests, instruments and software applications, as well as modifications and refinements of our existing products.

      For the nine months ended September 30, 2005, our R&D expenses were $128,000, a decrease of $588,000, or 82.1%, over the same period in 2004. This decrease was the result of reduced operating capacity due to capital and liquidity constraints. This reduction has led to delays in the finalization of the development, completion of clinical trial validation, Food and Drug Administration submissions and approval, market introduction, and the sale of some of our products.

      Selling, General and Administrative

      For the nine months ended September 30, 2005, SG&A expenses were $1,047,000, a decrease of $2,207,000, or 67.8%, over expenses of $3,254,000 for the same period in 2004. This decrease included a reduction of $1,107,000 in financing costs, $860,000 in legal and professional fees, $231,000 in consulting fees, $212,000 in FDA clinical trials costs, $201,000 in investor relations expenditures and $449,000 in other general and administrative costs. These decreases were offset by period differences of $758,000 in restructuring settlement income and a $95,000 net gain on sale of fixed assets. Restructuring settlements reflect the difference between the actual settlement amounts for various litigation and creditor payment matters and the amounts originally recorded on the Company's financial statement as the amount due. Settlement amounts were less than amounts originally recorded in recognition of the Company's financial condition.

Other Income and Expense

      Interest Expense

      Interest expense, including interest expense to related parties, decreased $657,000 for the nine-month period ended September 30, 2005 to $939,000, a decrease of 41.2% over the same period of 2004. Bridge I, II, III and IV and related party convertible promissory notes in principal amounts totaled $2,665,000 and $6,224,000 for the periods ended September 30, 2005 and 2004, respectively. The decrease in interest expense was largely due to Bridge I, II, III and IV note conversions to the Company's common stock during the nine-month period ended September 30, 2005, offset by a period difference of $328,000 in gain on waived interest on Bridge IV Convertible Promissory Notes.

      Other Income/Expense

      Other expense decreased $10,000 to zero for the nine-month period ended September 30, 2005 over the same period of 2004. The $10,000 decrease resulted from residual Samba operations foreign currency translation loss, which was liquidated in bankruptcy in December 2003.

Net Loss

      The net loss for the nine-month period ended September 30, 2005 before preferred dividends totaled $2,021,000, compared with $5,386,000 for the same period in 2004, a decrease of $3,365,000 or 62.5%. The decrease was primarily the result of reduced operating capacity due to capital and liquidity constraints. The combined net loss applicable to common stockholders for the nine months ended September 30, 2005 of $2,704,000, or $0.02 per share, on 111,137,400 weighted average common shares outstanding compared with the net loss and net loss available to common stockholders for the nine-month period ended September 30, 2004 of $6,188,000, or $0.09 per share, on 71,054,095 weighted average common shares outstanding. Cumulative dividends on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $683,000 for the nine-month period ended September 30, 2005, compared with $802,000 for the same period in 2004.

      The weighted average shares outstanding during the nine months ended September 30, 2005 include the shares issued or issuable upon conversion of Series B, Series C, and Series E convertible preferred stock during the period, and the conversion of Bridge I, II, III and IV Convertible Promissory Notes. The Bridge I, II, III and IV note conversions resulted in the issuance of an aggregate 42,896,198 shares of common stock; the Series B, C and E convertible preferred stock conversions resulted in the issuance of an aggregate 118,260 shares of common stock.

Liquidity and Capital Resources

      Research and development, clinical trials and other studies of the components of our InPath System and AIPS workstation, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, administrative, professional and executive personnel fees are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $1,227,000 and $3,543,000 for the nine months ended September 30, 2005 and 2004, respectively, in operating activities.

      We experienced severe liquidity problems during the nine months ended September 30, 2005. As a result, we were forced to cut staff and reduce our operations to a minimum level. Officers refrained from drawing salaries during portions of the first, second and third quarters of 2005 in order to reduce demands on our limited cash position. We were able to raise funds through the sale of common stock during the quarter ended September 30, 2005, although the proceeds of the common stock offerings were used to satisfy certain obligations coming due as well as for the payment of a limited amount of current operational expenses. The Company did generate a limited amount of slide-based revenue liquidity during the nine months ended September 30, 2005.

      At September 30, 2005, we had $130,000 cash on hand, an increase of $119,000 over cash on hand at December 31, 2004 of $11,000. Although we increased our cash on hand, our cash position was offset by a decrease in our loss from operations and our inability to raise sufficient new capital due to very unfavorable conditions in financing markets, both public and private, for small life sciences companies such as ours. We were unable to raise sufficient funds during the nine months ended September 30, 2005 in order to maintain adequate cash reserves and to meet the ongoing operational needs of the business.

      We incurred $27,000 in capital expenditures during the first nine months of 2005 versus capital expenditures of $187,000 for the first nine months of 2004, a decrease of 85.6%. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. MDI is striving to keep capital expenditures to a minimum due to capital and liquidity constraints, and the Company has no plans for material commitments for capital expenditures in the near-term.

      Our operations have been, and will continue to be, dependent upon management's ability to raise operating capital in the form of debt or equity. We have incurred significant operating losses since inception of the business. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. During the nine months ended September 30, 2005, the Company was unable to raise adequate capital or generate profitable sales revenues, and was forced to curtail its product development and other activities. If the Company continues to be unable to obtain adequate financing to fund operations, it will be forced to cease operations and may seek bankruptcy protection.

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

Part II. Other Information

Item 1. Legal Proceedings

      See Note 10 - Legal Proceedings in the Notes to Consolidated Financial Statements included herein for a discussion of the most recent events regarding the Company's legal proceedings, which information is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

      Common Stock. In the third quarter of fiscal 2005, the Company received net aggregate proceeds of $733,500 from accredited investors in exchange for 31,660,000 unregistered shares of common stock at $0.025 per share.

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

Company Repurchases of Securities

      During the third quarter of fiscal 2005, neither the Company nor any affiliated purchaser of the Company purchased equity securities of MDI.

Item 3. Defaults upon Senior Securities

      As of September 30, 2005, MDI was in breach of the following of its notes payable. For more discussion regarding certain of these notes, see Note 7 - Notes Payable and Note 10 - Legal Proceedings in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

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

      As of September 30, 2005, MDI had not received a written declaration of default from the holder of any outstanding Bridge I note. As of September 30, 2005, and after note holders elected to convert $250,000 principal and accrued interest, MDI had recorded principal and interest outstanding on the Bridge I notes of $500,000 and $175,070, respectively.

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

      As of September 30, 2005, MDI was not aware of any noteholders or group of noteholders having authorized a declaration of default of any outstanding Bridge II notes. As of September 30, 2005, MDI had recorded principal and interest outstanding on the Bridge II notes of $1,300,000 and $545,085, respectively.

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

      As of September 30, 2005, MDI had recorded principal and accrued interest on the Monsun note and the legal fee award outstanding of $907,000 and $438,000, respectively. As of September 30, 2005, Monsun had not initiated any legal action against MDI directly to collect any amounts due or otherwise.

      MonoGen, Inc. The MonoGen, Inc. note was the result of a settlement agreement reached in October 2004 as discussed in Note 7 - Notes Payable in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. The MonoGen note provides that in the event of (i) a failure by MDI to pay any amount due under the note within 10 days of the date due, (ii) a breach by MDI of any covenant, obligation, representation or warranty made in the note, the parties' Settlement Agreement, or a License Agreement entered into in connection with the settlement, or (iii) MDI becoming the subject of bankruptcy or other insolvency proceedings, then, in any such event, in addition to all rights MonoGen may have under the Settlement Agreement, any related agreement or any applicable law, MonoGen may at its option and without notice or demand declare any or all of MDI's obligations and indebtedness under the note immediately due and payable. At such time, any unpaid principal and unpaid accrued interest would become due and payable, together with interest thereafter at a default rate of 14% until the note is paid in full. In addition, MDI would be liable for the costs and expenses of collection, including reasonable attorneys' fees and legal expenses.

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

      As discussed in Note 7 - Notes Payable, inasmuch as the assets were not timely transferred, and because the initial $25,000 payment to be made under the MonoGen note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004, whichMDI has not cured. To date, neither MDI nor any related party to the suit has received further notice in regard to the asserted default, although not all of the remedies that may be available to MonoGen in regard to such default would require that further notices be given.

      As of September 30, 2005, MDI had recorded principal and accrued interest outstanding of $305,000 and $39,875, respectively, with respect to the MonoGen note.

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

      As discussed in Note 7 - Notes Payable, MDI is currently in default on the September 21, 2005 payment due and is in discussions with Ungaretti & Harris. In the event that payment is not made or a resolution is not reached with Ungaretti & Harris, the entire balance of the judgment, interest and costs would be due and payable as noted above. In addition, Ungaretti & Harris has a secured position in all assets of the Company as part of the Bridge II collateral agreement.

      As of September 30, 2005, MDI had recorded principal and accrued interest outstanding of $127,000 and $21,376, respectively, with respect to the $150,000 Ungaretti & Harris note.

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

      As of September 30, 2005, MDI had not received a written declaration of default from Ernst & Young. As of September 30, 2005, MDI had not paid and had recorded principal and accrued interest outstanding of $30,800 and $7,158, respectively, with respect to the Ernst & Young note.

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

      As of September 30, 2005, MDI had not received a written declaration of default from Ventana. As of September 30, 2005, MDI had not paid and had recorded principal and accrued interest outstanding of $21,000 and $2,013, respectively, with respect to the Ventana note.

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

Item 4. Submission of Matters to Vote of Security

      None.

Item 5. Other Information

      Please see disclosure under Item 2 of this Part II regarding issuances of common stock during the quarter covered by this report.

      Please also see disclosure under Note 10 - Legal Proceedings in the Notes to Consolidated Financial Statements herein regarding settlement agreements entered into by the Company.

Item 6. Exhibits

      See Exhibit Index.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Molecular Diagnostics, Inc.

                                    /s/ David Weissberg, M.D.
                                    -------------------------
                                        David Weissberg, M.D.
                                        Chief Executive Officer and Chairman

                                    /s/ Robert McCullough
                                    ---------------------
                                        Robert McCullough
                                        Chief Financial Officer

Date: November 21, 2005

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

4.1 Form of subscription agreement to purchase common stock of the company at $0.025 per share.

10.1 Settlement Agreement and Mutual Release effective June 7, 2005, by and between the Cleveland Clinic Foundation and the Company

10.2 General Release and Confidentiality Agreement, entered into October 2005, by and between Eric Gombrich and the Company

10.3 Settlement Agreement and Mutual Release, entered into October 2005, by and among the Lash Group Inc., Peter Gombrich and the Company, with accompanying draft Confession of Judgment.

31.1      Section 302 certification by principal executive officer.

31.2      Section 302 certification by principal financial officer.

32.1      Section 906 certification by principal executive officer.

32.2      Section 906 certification by principal financial officer.