Form 10KSB/A
period 2004-12-31
MOLECULAR DIAGNOSTICS INC
filed 2006-03-13
CIK 75439

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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


                          COMMISSION FILE NUMBER 0-935

                          ----------------------------


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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes |X| No |_|

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

      The aggregate market value of the common stock held by non-affiliates of the Company as of March 10, 2006 was $17,918,732, based upon the closing price of shares of the Company's common stock, $0.001 par value per share, of $0.11 as reported on the Over-the-Counter Bulletin Board on such date.

      The number of shares of common stock outstanding as of March 10, 2006 was 162,897,565.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2004 in connection with the Registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                EXPLANATORY NOTE

      On April 15, 2005, Molecular Diagnostics, Inc. filed its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "Annual Report"). The purpose of this amendment to the Annual Report is to include the revised Report of Independent Registered Public Accounting Firm - Auditeurs & Conseils Associes appearing on page F-2 of the Annual Report. The Annual Report is being re-filed in its entirety. The Company has not made any changes to the Annual Report other than the change noted herein to page F-2 and as necessary to update this cover page and the signature page to the Annual Report.

                           MOLECULAR DIAGNOSTICS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS


PART I
                                                                                                                      PAGE
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

      The initial application of the InPath System is designed to enhance the current cervical cancer screening process performed in laboratories, commonly referred to as the Pap test. Our ultimate goal is to perform this screening test in less time, possibly at the point of service, either in a doctor's office, clinic or mobile medical vehicle. The InPath System includes the following components:

      o MDI's FDA-approved unique sample collection device, referred to as the e(2) Collector(TM), consisting of a small disposable balloon, shaped to fit the cervix. The device is intended to replace the spatula and brush currently used to collect patient cytology samples.

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

      A 510(k) notification, among other things, requires an applicant to show that its products are "substantially equivalent" in terms of safety and effectiveness to an existing FDA-cleared predicate product. An applicant may only market a product submitted through a 510(k) notification after the FDA has issued a written notification determining the product has been found to be substantially equivalent. The Company's e(2) Collector was approved for marketing by the FDA on May 31, 2002 under the 510(k) notification process.

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

      In a presentation of early results of the clinical trial of the InPath System's e2 Collector, data showed that the cytology reports on samples collected with the e(2) Collector were at least as accurate as those collected with the conventional brush/spatula method. The collector also proved to be more comfortable for the patient, provided less blood and mucus, and required only one device to collect both endocervical and ectocervical cells. The results of the additional clinical tests were submitted in January 2002 and we received FDA clearance to market the collector on May 31, 2002.

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

      The first stage of the overall strategy involved the submission of our e(2) Collector for approval as a substantially equivalent device to the brush and spatula method of gathering samples used in the current Pap tests. The 510(k) notification was completed and filed in late September 2001. Additional data was furnished to the FDA in the first quarter of 2002 and subsequent to that submission we received approval to market the collector in the United States. MDI must now initiate the full-scale manufacturing process through contract manufacturing, and intends to introduce the e(2) Collector into the commercial market in the second half of 2005.

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

         e(2) Collector.............    Clinical trials                         Completed
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

      We do not intend to invest capital to develop our own distribution and sales organizations, or construct and maintain a medical-products manufacturing facility and all its related quality systems requirements. Our strategy is to utilize the operations, quality systems and facilities of a contract manufacturer specializing in medical products manufacturing to meet our current and future needs in the United States and international markets. This strategy covers manufacturing requirements related to the InPath System's chemical components, plastic and silicone parts for the e(2) Collector, InPath System instruments and the AIPS instruments.

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

      Our products are or may be sold worldwide under trademarks that we consider to be important to our business. We own the trade names of "InPath," "e(2) Collector," and "Cocktail-CVX." We may file additional U.S. and foreign trademark applications in the future.

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

      COMPONENTS AND RAW MATERIALS

      Low-cost products are a key component of our business strategy. We designed the e(2) Collector sample collection device using widely available and inexpensive silicone and plastic materials. These materials are available from numerous sources and can be fabricated into finished devices by a variety of worldwide manufacturers based on our proprietary designs.

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

                                                          2004           2003
                                                          ----           ----

    NORTH AMERICA:
    Revenue........................................    $      243    $     379
    Profit (loss)..................................    $  (13,567)   $  (9,804)
    Total Assets...................................    $      529    $   7,715
    FRANCE:
    Discontinued operations........................    $       --    $     (75)
    Gain from Involuntary conversion...............    $       --    $     292
    Total Assets...................................    $       --    $      --


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

      OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATION AND THEY MAY NOT RECEIVE NECESSARY GOVERNMENT APPROVALS.

      The sale and use of our products in the United States is regulated by the FDA. We must meet significant FDA requirements before we receive clearance to market our products. Included in these FDA requirements is the conduct of lengthy and expensive clinical trials to prove the safety and efficacy of the products. Until we complete such clinical trials, our products may be used only for research purposes or to provide supplemental diagnostic information in the United States. We have FDA approval for one of our products, the e(2) Collector. We plan to start clinical trials for the Cocktail-CVX in 2005 (although such trials are contingent on the receipt of adequate capital). We cannot be certain that our product development plans will allow these additional trials to commence or be completed according to plan or that the results of these trials, or any future trials, when submitted to the FDA along with other information, will result in FDA clearance to market our products in the United States.

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

      Monsun. On January 9, 2003, Monsun, AS filed suit against Peter Gombrich, our former Chairman and CEO (U.S. District Court for the Northern District of Illinois, Eastern Division (Case No. 03 C 0184)), claiming $500,000 plus consequential damages for failure to make payment in compliance with the terms of a personal guaranty signed by Mr. Gombrich. The guaranty was executed in connection with Monsun's grant of an extension in the maturity date of a convertible promissory note issued by MDI on November 1, 2000 in favor of Monsun in the principal amount of $500,000. The note had an original maturity date of November 1, 2001. The maturity date of the note was initially extended until January 31, 2002 and subsequently to April 1, 2002 and finally to July 31, 2002. Monsun granted the final maturity date extension in exchange for the guaranty and various warrants issued by MDI entitling the holder to purchase shares of its common stock at various prices. ......... .........In November 2002, the
Board of Directors approved the issuance of 200,000 shares of common stock to Monsun to satisfy a default penalty clause in the guaranty. The terms of the guaranty required that Monsun receive registered shares of our common stock; however, in order to comply with securities laws, MDI issued the shares of common stock to Monsun with a restrictive legend. MDI recorded the principal amount of the note plus accrued and unpaid interest to December 31, 2003 as a note payable on its records. In March 2004, Monsun obtained a judgment against Mr. Gombrich in the amount of $675,199. In July 2004, Monsun obtained a second judgment against Mr. Gombrich in the amount of $438,419 for attorney fees and costs incurred in enforcing the guaranty agreement. This award for legal fees has been recorded as an accrued expense on MDI's financial statements. Those judgments remain unsatisfied. Monsun has not filed suit directly against MDI to recover any amounts due under the note or otherwise.

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

      Kanan, Corbin, Schupak & Aronow, Inc On August 12, 2004, Kanan, Corbin, Schupak & Aronow, Inc filed suit against AccuMed International, Inc f/d/b/a Molecular Diagnostics, Inc in the Circuit Court of Cook County, Illinois (04 L
9109), seeking $59,678, plus interest and court costs, for services provided MDI has not yet been formally served with the summons and complaint in this case

      Reid Jilek On October 20, 2004, Reid Jilek filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 CH 17375) Mr Jilek claims that MDI breached a 2003 services agreement and that MDI subsequently breached a 2004 settlement agreement Mr Jilek seeks $180,000 pursuant to the services agreement or, alternatively, $114,000 pursuant to the settlement agreement Mr Jilek also seeks a court order that MDI issue him 1,500,000 warrants to purchase MDI stock at $017 per share pursuant to the services agreement MDI previously issued to Mr Jilek warrants to purchase an aggregate 1 million shares of its common stock, and intends to contest Mr Jilek's claims

NEW PROCEEDINGS 2005

      Esoterix, Inc Esoterix, Inc made a claim against MDI for $19,725, arising from a laboratory services agreement that it maintains MDI breached In March 2005, Esoterix, Inc filed suit against MDI to pursue this claim in the Circuit Court of Cook County, Illinois (05 M1 116482) MDI is currently engaged in settlement discussions with Esoterix

MISCELLANEOUS

      Other Creditors; Wage and Related Claims MDI is a defendant in several lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims MDI is also currently negotiating the settlement of wage claims brought by former employees seeking to collect for unpaid wages and severance benefits MDI has recorded the amounts due in its records and is attempting to settle these claims MDI does not consider any of these claims to be material

      Ketchum Public Relations In June 2004, MDI settled a $72,000 claim made by Ketchum Public Relations No litigation was ever filed by Ketchum It is expected that MDI's monthly settlement payments to Ketchum will conclude in 2005

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of stockholders during the fourth quarter of 2004

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

MARKET INFORMATION

      Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "MCDGOB" Prior to September 25, 2001, our common stock traded under the symbol "AMPM" and between May 27, 2003 and October 6, 2003, our common stock traded on the Over-the-Counter Pink Sheets under the symbol "MCDG"

      The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the Over-the-Counter Bulletin Board These quotations reflect inter-dealer prices, and may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions


                                                               RANGE OF COMMON
                                                                    STOCK
                                                                    -----
                                                              HIGH         LOW
                                                              ----         ---

         Year Ended December 31, 2004
         1st Quarter.................................     $     0.37   $    0.11
         2nd Quarter.................................     $     0.26   $    0.10
         3rd Quarter.................................     $     0.16   $    0.09
         4th Quarter.................................     $     0.12   $    0.05

         Year Ended December 31, 2003
         1st Quarter.................................     $     0.21   $    0.08
         2nd Quarter.................................     $     0.42   $    0.20
         3rd Quarter.................................     $     0.37   $    0.21
         4th Quarter.................................     $     0.25   $    0.15

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

EQUITY COMPENSATION PLANS APPROVED BY SECURITY             (A)                     (B)                        (C)
HOLDERS
  1999 Equity Incentive Plan (as amended)
          20,000,000 shares                             4,947,728                $0.6891                  14,179,606
  1999 Employee Stock Purchase Plan
               200,000 shares                               --                     --                        160,415
EQUITY COMPENSATION PLANS NOT APPROVED BY
SECURITY HOLDERS
  Warrants issued with debt (1)                         11,369,945               $0.3852                       0
  Warrants issued for financial services (2)             7,361,317               $0.3265                       0
  Warrants issued for IR services (3)                    1,180,000               $0.5636                       0
  Warrants issued of other services (4)                  1,076,493               $0.0887                       0
  Warrants issued for asset acquisitions (5)               172,120               $0.8200                       0
  Warrants from AccuMed acquisition (6)                  1,074,056               $7.1769                       0
 Warrants issued in settlement of debt (7)                 503,984               $0.1644                       0
                                                  ----------------------- ---------------------- ------------------------------
TOTAL                                                   27,685,643               $0.6821                  18,885,571
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

      Loss on Litigation Settlements

         During 2004, the Company was party to legal settlements involving intangible assets of the Company and as part of the agreement terms, recorded a loss as described in the following table:


        Issuance of Promissory Note to MonoGen, Inc.                                                         $       305,000
        Inventory given in settlement to MonoGen, Inc.                                                                57,000
        Net book value of AccuMed intangible assets given in settlement to MonoGen                                 5,919,000
        Net book value of HPV technology license agreement cancelled in settlement with Invirion, Inc.
                                                                                                                     569,000
                                                                                                             -----------------
                                       Total Loss on Litigation Settlements                                  $     6,850,000
                                                                                                             =================

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

      We incurred approximately $187,000 and $18,000 in capital expenditures for the years ended December 31, 2004 and 2003, respectively. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and a useful life in excess of one year. The increase in 2004 capital expenditures resulted from an increase in design and tooling costs of approximately $159,000 related to the re-design of the e(2) Collector handle and new AIPS integrated workstation. To the extent available, we intend to use some proceeds from our financing in the fiscal year 2005 for completion of the e(2) Collector production molds, completion of the AIPS final design changes and additional laboratory equipment as necessary.

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

ITEM 10 EXECUTIVE COMPENSATION

      The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's 2004 fiscal year

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's 2004 fiscal year See also the information included in Item 5 of this Form 10-KSB relating to the Company's equity compensation plans and Note 11 - Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's 2004 fiscal year

ITEM 13 EXHIBITS

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

                                       MOLECULAR DIAGNOSTICS, INC.

                                       By: /s/   DAVID WEISSBERG, M.D.
                                          -------------------------------------
                                           David Weissberg, M.D.
                                           Chairman and Chief Executive Officer


                                       By: /s/   ROBERT  MCCULLOUGH, JR
                                          -------------------------------------
                                           Robert McCullough, Jr.
                                              Chief Financial Officer

Date: March 13, 2006

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


                                         /S/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
April 13, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Stockholders of
SARL Samba Technologies

We have audited the accompanying balance sheet of SARL Samba Technologies as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


                                               /s/ AUDITEURS & CONSEILS ASSOCIES


Paris, France
April 8, 2004

                          PART I--FINANCIAL INFORMATION

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                      DECEMBER 31,
                                                                                                      ------------
                                                                                                  2004            2003
                                                                                                  ----            ----

                                     ASSETS
Current Assets:
Cash and cash equivalents...................................................................    $      11      $     --
Accounts receivables, net of allowance for doubtful accounts of $0 and $50 at December 31,..
         2004 and 2003, respectively........................................................           30            26
Inventories   ..............................................................................           48            94
Deferred financings costs...................................................................           80           307
Prepaid expenses and other current assets...................................................           14             7
                                                                                                ---------      --------
              Total current assets..........................................................          183           434
Fixed Assets, net...........................................................................          326           374
Other Assets:
Licenses, patents, and technology, net of amortization......................................           20         6,907
                                                                                                ---------      --------

              Total assets..................................................................    $     529      $  7,715
                                                                                                =========      ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Checks issued in excess of amounts on deposit...............................................    $      --      $      5
Accounts payable............................................................................        4,426         5,540
Accrued payroll costs.......................................................................        1,084         1,745
Accrued expenses............................................................................        1,944         1,401
Deferred revenue............................................................................           25            50
Due to stockholder..........................................................................           38            53
Lease obligation............................................................................          110           279
Notes payable--related party................................................................           70         1,092
Notes payable ..............................................................................        4,955         6,099
                                                                                                ---------      --------
              Total current liabilities.....................................................       12,652        16,264
                                                                                                ---------      --------

Stockholders' Equity (Deficit):
Preferred stock; $0.001 par value; shares authorized 10,000,000; 1,119,192 and 2,511,108 shares issued and outstanding at December 31, 2004 and 2003, respectively
              (Liquidation value of all classes of preferred stock $14,636,679 at
              December 31, 2004)............................................................        7,767        12,894
Common stock, $0.001 par value; 300,000,000 shares authorized; 99,792,292 and 45,830,928 shares issued and 99,600,204 and 45,638,840 shares outstanding at
              December 31, 2004 and 2003, respectively......................................          100            46
Additional paid-in capital..................................................................       45,961        29,553
Treasury stock; 192,088 shares at December 31, 2004 and 2003................................         (327)         (327)
Accumulated deficit.........................................................................      (65,565)      (50,673)
Accumulated comprehensive loss--Cumulative translation adjustment...........................          (59)          (42)
                                                                                                ---------      --------
              Total stockholders' equity (deficit)..........................................      (12,123)       (8,549)
                                                                                                ----------     ---------
              Total liabilities and stockholders' equity (deficit)..........................    $     529      $  7,715
                                                                                                =========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                               -----------------------
                                                                                                 2004             2003
                                                                                                 ----             ----

Net Sales..............................................................................     $        243    $        379
Costs and Expenses:
        Cost of goods sold.............................................................               24             143
        Research and development.......................................................              834             580
        Selling, general and administrative expenses...................................            5,216           6,230
        Impairment loss................................................................               --             283
                                                                                            ------------    ------------
        Total costs and expenses.......................................................            6,074           7,236
                                                                                            ------------    ------------
Operating loss.........................................................................           (5,831)         (6,857)
                                                                                            ------------    ------------
Other income (expense):
        Interest expense--related party................................................              (53)           (104)
        Interest expense...............................................................           (1,950)         (3,151)
        Restructuring settlements......................................................            1,008              --
        Gain on sale of fixed assets...................................................               99              --
        Loss on litigation settlements.................................................           (6,850)             --
        Other, net.....................................................................               10             308
                                                                                            ------------    ------------
        Total other income (expense)...................................................           (7,736)         (2,947)
                                                                                            ------------    -------------
Loss from continuing operations before income taxes....................................          (13,567)         (9,804)
Income taxes...........................................................................               --              --
                                                                                            ------------    ------------
Loss from continuing operations........................................................          (13,567)         (9,804)
Discontinued operations:
        Gain from involuntary conversion...............................................               --             292
        Results from discontinued operations...........................................               --             (75)
                                                                                            ------------    ------------
Net loss...............................................................................     $    (13,567)   $     (9,587)
                                                                                            ============    ============
Preferred stock dividends..............................................................           (1,034)         (1,473)
                                                                                            -------------   -------------
Total dividends........................................................................           (1,034)         (1,473)
                                                                                            ------------    -------------
Net loss applicable to common stockholders.............................................     $    (14,601)   $    (11,060)
                                                                                            ============    ============
Basic and fully diluted net loss per common share......................................     $      (.19)    $       (.27)
                                                                                            ===========     ============
Weighted average number of common shares outstanding...................................       76,964,553      40,695,186
                                                                                            ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                                 -----------------------
                                                                                                   2004         2003
                                                                                                   ----         ----
Operating Activities:
 Net loss.....................................................................................   $ (13,567)  $  (9,587)
         Amortization of debt discount........................................................       1,085       2,507
         Depreciation and amortization........................................................         575         869
         Amortization of fees.................................................................         362         460
         Fixed assets in exchange for services................................................          --           8
         Gain on sale of fixed assets.........................................................         (99)        (34)
         Return of fixed assets in exchange for relief of indebtedness........................         149          --
         Loss on intangible assets upon legal settlement......................................       6,488          --
         Stock, warrants, and options issued to non-employees for services....................       1,489       2,108
         Notes issued in payment of expenses..................................................         446         429
         Compensation expense related to stock appreciation rights and restricted stock.......          --          12
         Impairment of goodwill...............................................................          --         283
         Changes in assets and liabilities:
              Accounts receivable.............................................................          (4)        304
              Inventories.....................................................................          47         351
              Refundable taxes................................................................          --          60
              Due from stockholder............................................................         (16)        529
              Prepaid expenses and other current assets.......................................        (141)       (531)
              Checks issued in excess of amounts on deposit...................................          (5)          5
              Accounts payable................................................................        (882)        242
              Deposits........................................................................          --         (24)
              Deferred revenue................................................................         (25)       (720)
              Lease obligation................................................................        (169)         --
              Accrued expenses................................................................         305         169
                                                                                                  ---------   ---------
Net cash used for operating activities........................................................      (3,962)     (2,560)
                                                                                                 ----------  ---------
Cash used in investing activities:
        Expenditures for licenses, patents, and technology....................................         (20)         --
        Capital purchases.....................................................................        (187)        (18)
                                                                                                 ----------  ---------
        Net cash used for investing activities................................................        (207)        (18)
                                                                                                  ---------   ---------
Cash flows from financing activities:
        Proceeds from issuance of convertible notes payable...................................       4,236       1,965
        Proceeds from issuance of convertible notes payable, related party....................          --       1,015
        Proceeds from issuance of common stock................................................         810          --
        Payments of notes payable.............................................................        (894)       (623)
        Proceeds from sale of fixed assets....................................................          28          83
                                                                                                  ---------   ---------
        Net cash provided by financing activities.............................................       4,180       2,440
Effect of exchange rate changes on cash and cash equivalents..................................          --          96
                                                                                                  ---------   ---------
Net increase/(decrease) in cash and cash equivalents..........................................          11         (42)
Cash and cash equivalents at beginning of period..............................................           0          42
                                                                                                  ---------   ---------
Cash and cash equivalents at end of period....................................................   $      11   $       0
                                                                                                  =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest......................................................................................   $     135   $     868
NON-CASH TRANSACTION DURING THE PERIOD FOR:
Deferred financing costs......................................................................   $   1,329   $   1,663
Preferred stock and cumulative dividends converted into common stock..........................   $   6,451   $   4,508
Notes issued in payment of expenses...........................................................   $     446   $     429


        The accompanying notes are an integral part of these consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                            PREFERRED STOCK                COMMON STOCK
                                            PAR VALUE $0.001             PAR VALUE  $0.001           TREASURY STOCK
                                            -----------------            ------------------          --------------
                                          SHARES         AMOUNT        SHARES          AMOUNT    SHARES           AMOUNT
                                          ------         ------        ------          ------    ------           ------
January 1, 2003 ....................    2,781,024        $16,958      36,440,700         $37     192,088          $(327)
Comprehensive Loss:
   Net loss ........................                          --                          --                         --
   Foreign currency translation ....                          --                          --                         --
   Total net comprehensive........
   Loss ............................
Series A preferred stock
   converted to common .............      (35,437)          (159)         15,478          --                         --
Series C preferred stock
   and cumulative dividends
   converted to common .............      (66,000)          (198)        380,403          --                         --
Series E preferred stock, conversion
   premium and cumulative
   dividends converted to common ...     (168,479)        (3,707)      5,150,744           5                         --
Deferred compensation expense
   For unvested options issued in
   acquisition .....................                          --                          --                         --
Common stock issued for services ...                          --       4,480,888           5                         --
Common stock issued for
   exercise of warrants ............                          --         352,500          --                         --
Common stock issued
   as collateral and cancelled .....                          --      (6,461,364)         (6)                        --
Beneficial conversion feature
   on convertible notes ............                          --              --                                     --
Bridge I conversion ................                          --         368,579          --                         --
Bridge II conversion ...............                          --       5,103,000           5                         --
Warrants issued for services .......                          --                          --                         --
                                                         -------         -------     -------     -------    -----------
December 31, 2003 ..................    2,511,108        $12,894      45,830,928         $46     192,088          $(327)
Comprehensive Loss:
   Net Loss ........................                          --                          --                         --
   Foreign currency translation ....                          --                          --                         --
Total net comprehensive
   Loss ............................                          --                          --                         --


The accompanying notes are an integral part of these financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                                        NOTE
                                          ADDITIONAL  RECEIVABLE                                      OTHER            TOTAL
                                            PAID-IN     FROM         DEFERRED     ACCUMULATED     COMPREHENSIVE    STOCKHOLDER'S
                                            CAPITAL  STOCKHOLDER   COMPENSATION      DEFICIT            LOSS      EQUITY (DEFICIT)
                                            -------  -----------   ------------      -------            ----      ----------------
January 1, 2003 ....................         $19,557     $  --           $(11)       $(40,642)          $(151)        $(4,579)
Comprehensive Loss:
   Net loss ........................              --        --             --          (9,587)             --          (9,587)
   Foreign currency translation ....              --        --             --              --             109             109
   Total net comprehensive........                                                                                    -------
   Loss ............................                                                                                   (9,478)
Series A preferred stock
   converted to common .............             159        --             --              --              --              --
Series C preferred stock
   and cumulative dividends
   converted to common .............             228        --             --             (30)             --              --
Series E preferred stock, conversion
   premium and cumulative
   dividends converted to common ...           4,110        --             --            (414)             --              (6)
Deferred compensation expense
   For unvested options issued in
   acquisition .....................              --        --             11              --              --              11
Common stock issued for services ...           1,095        --             --              --              --           1,100
Common stock issued for
   exercise of warrants ............              --        --             --              --              --              --
Common stock issued
   as collateral and cancelled .....            (104)       --             --              --              --            (110)
Beneficial conversion feature
   on convertible notes ............           2,823        --             --              --              --           2,823
Bridge I conversion ................              72        --             --              --              --              72
Bridge II conversion ...............             505        --             --              --              --             510
Warrants issued for services .......           1,108        --             --              --              --           1,108
                                         -----------     -----    -----------     -----------     -----------     -----------
December 31, 2003 ..................         $29,553     $  --    $        --        $(50,673)           $(42)        $(8,549)
Comprehensive Loss:
   Net Loss ........................              --        --             --         (13,567)             --         (13,567)
   Foreign currency translation ....              --        --             --              --             (17)            (17)
Total net comprehensive                                                                           -----------
   Loss ............................              --        --             --              --              --         (13,584)


The accompanying notes are an integral part of these financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)



                                       PREFERRED STOCK              COMMON STOCK
                                       PAR VALUE $0.001           PAR VALUE  $0.001        TREASURY STOCK
                                      -----------------          ------------------        --------------
                                   SHARES         AMOUNT       SHARES           AMOUNT    SHARES     AMOUNT
                                   ------         ------       ------           ------    ------     ------
Series B preferred stock and
   cumulative dividends
   converted to common ......     (434,750)       (1,739)     2,280,798             2                       --
Series C preferred stock and
   cumulative dividends
   converted to common ......     (930,000)       (2,790)     5,703,816             6                       --
Series E preferred stock and
   cumulative dividends
   converted to common ......      (27,166)         (598)       935,483            --                       --
Bridge I conversions ........                         --      9,985,182            10                       --
Bridge II conversions .......                         --     17,619,242            18                       --
Sales of common stock .......                         --     10,988,096            11                       --
Common stock issued for
   services .................                         --      3,024,333             3                       --
Common stock issued in
   lieu of debt .............                         --      2,647,748             3                       --
Common stock issued to
   employees ................                         --        216,666            --                       --
Common stock issued for
   financing fees ...........                         --        560,000             1                       --
Beneficial conversion feature
   on convertible notes .....                         --                           --                       --
Warrants issued with debt ...                         --                           --                       --
Warrants issued for financing
   fees .....................                         --                           --                       --
Warrants issued for services                          --                           --                       --

Warrants issued in settlement
   of debt ..................                         --                           --                       --
                                 ---------    ----------     ----------    ----------    -------    ----------
December 31, 2004 ...........    1,119,192        $7,767     99,792,292          $100    192,088         $(327)
                                 =========    ==========     ==========    ==========    =======    ==========

   The accompanying notes are an integral part of these financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)



                                                  NOTE
                                    ADDITIONAL  RECEIVABLE                               OTHER            TOTAL
                                      PAID-IN     FROM        DEFERRED  ACCUMULATED  COMPREHENSIVE   STOCKHOLDER'S
                                      CAPITAL  STOCKHOLDER  COMPENSATION  DEFICIT         LOSS      EQUITY (DEFICIT)
                                      -------  -----------  ------------  -------         ----      ----------------
Series B preferred stock and
   cumulative dividends
   converted to common ......            2,279        --        --          (542)            --             --
Series C preferred stock and
   cumulative dividends
   converted to common ......            3,417        --        --          (633)            --             --
Series E preferred stock and
   cumulative dividends
   converted to common ......              748        --        --          (150)            --             --
Bridge I conversions ........             1487        --        --            --             --          1,497
Bridge II conversions .......            2,377        --        --            --             --          2,395
Sales of common stock .......              799        --        --            --             --            810
Common stock issued for
   services .................              284        --        --            --             --            287
Common stock issued in
   lieu of debt .............              266        --        --            --             --            269
Common stock issued to
   employees ................               14        --        --            --             --             14
Common stock issued for
   financing fees ...........               47        --        --            --             --             48
Beneficial conversion feature
   on convertible notes .....            3,394        --        --            --             --          3,394
Warrants issued with debt ...              619        --        --            --             --            619
Warrants issued for financing
   fees .....................              529        --        --            --             --            529
Warrants issued for services                84        --        --            --             --             84

Warrants issued in settlement
   of debt ..................               64        --        --            --             --             64
                                    ----------    ------    ------    ----------     ----------     ----------
December 31, 2004 ...........          $45,961    $   --    $   --      $(65,565)          $(59)      $(12,123)
                                    ==========    ======    ======    ==========     ==========     ==========

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

      Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives. Principal useful lives are as follows:

Furniture and fixtures............................     5 years
Laboratory equipment..............................     5 years
Computer and communications equipment.............     3 years
Leasehold improvements............................     Useful   life  or  term
                                                       of  lease, whichever is
                                                       shorter

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
                                                                                               ======       =======

      AGGREGATE DEPRECIATION EXPENSE

      For the years ended December 31, 2004 and 2003, aggregate depreciation expense for fixed assets was $156,000 and $257,000, respectively.

NOTE 4. LICENSES, PATENTS, TECHNOLOGY AND GOODWILL

      Licenses, patents, technology and goodwill include the following at December 31 (in thousands):

                                                            2004         2003
                                                            ----         ----

         Licenses....................................      $   20       $ 1,013
         Patent costs................................         133           133
         MDI Technology Agreement....................          --         7,230
         LabCorp. Technology Agreement...............         260           260
                                                           ------       -------
         Subtotal....................................         413         8,636
         Less accumulated amortization...............        (393)       (1,729)
                                                           ------       -------
                 Total...............................      $   20       $ 6,907
                                                           ======       =======

         Goodwill     ...............................      $   --       $    --
                                                           ======       =======

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

ESTIMATED AMORTIZATION EXPENSE
                                                      YEAR ENDED DECEMBER 31,
              2005........................................    $  --
              2006........................................    $   1
              2007........................................    $   1
              2008........................................    $   1
              2009........................................    $   1

      During 2004 and 2003, the Company recorded all costs related to the prosecution of patents as legal expenses.

NOTE 5. ACCRUED EXPENSES

      Accrued expenses includes the following at December 31 (in thousands):

                                                           2004          2003
                                                           ----          ----

         Accrued interest...........................      $   994      $    704
         Accrued interest--related party............           25           115
         Accrued settlement costs...................          438            --
         Accrued taxes..............................          476           476
         Other accrued expenses.....................           11           106
                                                          -------      --------
                 Total..............................      $ 1,944      $  1,401
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

NOTE 6. NOTES PAYABLE--RELATED PARTIES

      Notes payable to related parties at December 31 (in thousands) consist of:

                                                                                                2004         2003
                                                                                                ----         ----
Northlea Partners, Ltd., $25,000 Promissory Note issued August 6, 2001;
        interest rate 15% per annum.........................................................    $ 25          $ 25
Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001;
        interest rate 9% per annum..........................................................      15            15
Northlea Partners, Ltd., $15,000 Bridge II convertible promissory note issued
        May 1, 2003; interest rate 12% per annum (see description under Bridge II
        notes in Note 7-Notes Payable for other terms and conditions).......................      15            15
Suzanne M. Gombrich, $1,000,000 convertible promissory note issued April 2, 2003;
        maturity date April 2, 2004 or earlier; interest rate 12% per annum; convertible into common stock at $0.10 per share; beneficial conversion
        feature valued at $970,000; 1,000,000 warrants at exercise..........................      --           761
Peter P. Gombrich, $305,667 Bridge II convertible promissory note issued
        December 5, 2003; interest rate 12% per annum (see description under Bridge II
        notes in Note 7-Notes Payable for other terms and conditions).......................      --           251
Robert Shaw, $25,000 Promissory Note issued September 20, 2001;
        interest rate 9% per annum..........................................................      15            25
                                                                                                ----        ------
                                                                                               $  70        $1,092
                                                                                               =====        ======

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

NOTE 7. NOTES PAYABLE

      Notes payable to unrelated parties at December 31 (in thousands) consist of:


                                                                                                        2004        2003
                                                                                                        ----        ----
Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,042,000 at
        June 30, 2002; Bridge Warrants at an exercise price of $0.25 per share; additional
        warrants at an exercise price equal to 150% of note conversion price......................       $750      $2,075
Bridge II Convertible Promissory Notes; due July 31, 2003; interest rate 12%/15% per annum; convertible into common stock at $0.10 or $0.15 per share; beneficial conversion feature valued at $1,777,000 and $330,000 at
        December 31, 2003 and 2002, respectively;
        warrants at an exercise price of $0.15 or $0.20 per share.................................      1,285       2,845
Bridge III Convertible Promissory Notes; due December 31, 2008; interest rate 10%
        per annum; convertible into common stock at $0.10 per share; beneficial conversion feature valued at $1,604,000 at June 30, 2004; warrants at an
        exercise price of $0.15 per share.........................................................        268          --
Bridge IV Convertible Promissory Notes; due December 31, 2008; interest rate 10%
        per annum; convertible into common stock at $0.10 per share; beneficial conversion feature valued at $1,791,000 at June 30, 2004; warrants at an
        exercise price of $0.15 per share.........................................................      1,085          --
Monsun, AS, $500,000 Promissory Note issued November 1, 2000; due July 31, 2002;
        interest rate 20% per annum, compounded into principal amount;
        beneficial conversion feature valued at $125,000 at November 1, 2000......................        782         641
Trek Diagnostic Systems, $80,000 Promissory Note issued July 31, 2002; due in equal
        installments on September 1, 2002 and December 1, 2002....................................         --          15
O.P., LLC, $29,390 Promissory Note issued May 12, 2003; interest at 7% per annum;
        monthly principal payments of $1,316 plus interest commencing June 1, 2003;
        due April 2005............................................................................          6          24
MonoGen, Inc., $305,000 Promissory Note issued October 14, 2004; interest at 14% per annum; first installment of $25,000 due November 1, 2004 with monthly
        principal and interest installments of $10,000 thereafter; due January 1, 2007............        305          --
Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest
        rate Canadian Prime plus 6% per annum; represents a debt of AccuMed.......................         34          34
Ungaretti and Harris LLP, $211,368 Secured Promissory Note issued May 8, 2003; interest
        at 12% per annum; due September 30, 2003..................................................        149         149
Ernst & Young LLP, $30,800 Promissory Note issued July 17, 2003; interest at 12% per annum
        commencing January 1, 2003; due December 31, 2003.........................................         31          31
Western Economic Diversification, $221,000 Promissory Note issued June 1989; no interest;
        represents a debt of Oncometrics..........................................................        239         222
Ventana Medical Systems, Inc., $62,946 Promissory Note issued November 30, 2003; due
        December 31, 2003; interest at 8% per annum payable after December 31, 2003 ..............         21          63
                                                                                                       ------      ------
                                    TOTAL:                                                             $4,955      $6,099
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

NOTE 8. STOCKHOLDERS' EQUITY

      SALE OF EQUITY

      A summary of the Company's preferred stock capital table as of December 31, 2004 is as follows:



                                                                                        SHARES ISSUED &
    OFFERING                                                       SHARES AUTHORIZED      OUTSTANDING
    --------                                                       -----------------      -----------
    Series A convertible.......................................           590,197             82,655
    Series B convertible, 10% cumulative.......................         1,500,000            365,106
    Series C convertible, 10% cumulative.......................         1,666,666            262,833
    Series D convertible, 10% cumulative.......................           300,000            175,000
    Series E convertible, 10% cumulative.......................           800,000            233,598
    Undesignated Preferred Series..............................         5,143,137                 --
                                                                      -----------        -----------
    Total Preferred Stock......................................        10,000,000          1,119,192
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

      2003
      ----

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

      2004
      ----

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

      2003
      ----

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

      2004
      ----

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

      Future minimum annual lease payments under these leases as of December 31, 2004 are (in thousands):

                                                                                                         ACCUMED
                                                                                          OPERATING       LEASE
              YEAR                                                                         LEASES      OBLIGATION
              ----                                                                         ------      ----------

              2005....................................................................      $  68        $ 129
              2006....................................................................      $  70
              2007....................................................................      $  72
              2008....................................................................      $  62
                                                                                            -----
              Total lease payments....................................................      $ 272        $ 129
                                                                                            =====        =====

              Amount of interest included in the minimum lease payments...............                   $ (19)
                                                                                                         ------

              Carrying value of lease obligation......................................                   $ 110
                                                                                                          ====

NOTE 10.  INCOME TAXES

      Significant components of deferred income taxes consist of the following at December 31 (in thousands):

                                                                                               2004         2003
                                                                                               ----         ----
        Deferred tax assets related to:
        Net operating loss carryforwards................................................     $ 22,497      $ 19,585
        Research and development credit.................................................
        Writedown of intangibles........................................................           18           110
        Writedown of goodwill...........................................................           --           113
        Accrued expenses................................................................          113           106
                                                                                             --------      --------
                                                                                               22,628        19,914
           Less valuation reserve.......................................................       22,628        19,914
                                                                                             --------      --------
         Net deferred tax asset.........................................................     $     --      $     --
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

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                         2004              2003
                                                              (in thousands except for per share amounts)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS AS REPORTED.............    $ (14,601)       $ (11,060)
Deduct: Total stock-based compensation expense determined
        under the fair value based method for all awards and
        forfeitures, net of related taxes..........................         (139)             213
                                                                       ----------       ---------
PRO FORMA NET LOSS APPLICABLE TO COMMON SHAREHOLDERS...............    $ (14,740)       $ (10,847)
                                                                       ==========       ==========

Basic loss and diluted per share applicable to common
        shareholders - as reported..................................    $   (.19)        $    (.27)
                                                                       =========        ==========
Basic and diluted loss per share applicable to common
        shareholders - pro forma....................................    $   (.19)        $    (.27)
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

      A summary of the Company's stock option activity and related information follows:

                                                                                                           WEIGHTED
                                                                                                            AVERAGE
                                                                                                           EXERCISE
                                                                                           OPTIONS           PRICE
                                                                                           -------           -----

OUTSTANDING AT DECEMBER 31, 2002..................................                        3,507,517
Granted...........................................................                          600,000       $    0.3144
Exercised.........................................................                               --
Forfeited - assumed in acquisition................................                          (17,035)      $    4.9169
Forfeited.........................................................                         (595,834)      $     .9385
                                                                                        -----------
OUTSTANDING AT DECEMBER 31, 2003..................................                        3,494,648
Granted  .........................................................                        2,500,000       $    0.1540
Forfeited.........................................................                       (1,046,921)      $    1.0276
                                                                                        ------------
OUTSTANDING AT DECEMBER 31, 2004..................................                        4,947,727
                                                                                        ===========
EXERCISABLE AT DECEMBER 31, 2004..................................                        3,571,061       $     .8542
                                                                                        ===========

Weighted average fair value of options granted in 2004............                                        $    0.1540


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

Schedule IX--Valuation and Qualifying Accounts

                                                              ADDITIONS
                                                               CHARGED                                             BALANCE
                                            BALANCE AT        TO COSTS                                             AT END
                                             BEGINNING           AND                              OTHER              OF
DESCRIPTION                                  OF PERIOD        EXPENSES         RETIREMENTS       CHANGES           PERIOD
-----------                                  ---------        --------         -----------       -------           ------
RESERVES AND ALLOWANCES
DEDUCTED FROM ASSET ACCOUNTS............
ALLOWANCE FOR UNCOLLECTIBLE
ACCOUNTS RECEIVABLE.....................
Year ended December 31, 2004............    $      50         $       0         $     50         $       0          $--
Year ended December 31, 2003............    $     145         $       0         $     95         $       0          $50
RESERVES AND ALLOWANCES WHICH SUPPORT
BALANCE SHEET CAPTION RESERVES..........
WARRANTY RESERVES
Year ended December 31, 2004............    $      --         $       0         $      0         $       0          $--
Year ended December 31, 2003............    $      21         $       0         $     21         $       0          $--
INVENTORY RESERVES
Year ended December 31, 2004............    $      --         $      57         $      0         $       0          $57
Year ended December 31, 2003............    $       2         $       0         $      2         $       0          $--
