Form 10KSB/A
period 2004-12-31
MOLECULAR DIAGNOSTICS INC
filed 2006-04-13
CIK 75439

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

      The aggregate market value of the common stock held by non-affiliates of the Company as of March 31, 2006 was $22,533,503, based upon the closing price of shares of the Company's common stock, $0.001 par value per share, of $0.11 as reported on the Over-the-Counter Bulletin Board on such date.

      The number of shares of common stock outstanding as of April 10, 2006 was 204,850,027.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2004 in connection with the Registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                EXPLANATORY NOTE

      On April 15, 2005, Molecular Diagnostics, Inc. filed its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "Annual Report"). The Company then filed an amendment to the Annual Report in order to include the revised Report of Independent Registered Public Accounting Firm - Auditeurs & Conseils Associes appearing on page F-2 of the Annual Report. The purpose of this amendment is to include the certifications contained in Exhibits 31.1, 31.2, 32.1, 32.2 which were not included with Amendment No. 1. The Annual Report is being re-filed in its entirety. The Company has not made any changes except as noted above and as necessary to update this cover page and the signature page to the Annual Report.

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

Date: April 13, 2006

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
