Form 10KSB
period 2005-12-31
MOLECULAR DIAGNOSTICS INC
filed 2006-04-17
CIK 75439

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  ------------

                                   Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2005 OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from    to


                          Commission file number 0-935
                                -----------------
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

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |-|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The Company's revenues for the fiscal year ended December 31, 2005 were $117,000.

      The aggregate market value of the common stock held by non-affiliates of the Company as of March 31, 2006 was $22,534,000, based upon the closing price of shares of the Company's common stock, $0.001 par value per share, of $0.11 as reported on the Over-the-Counter Bulletin Board on such date.

      The number of shares of common stock outstanding as of March 31, 2006 was 204,850,027.

                       Documents Incorporated By Reference

Portions of the Registrant's Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2005 in connection with the Registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                           MOLECULAR DIAGNOSTICS, INC.
                          Annual Report on Form 10-KSB
                                December 31, 2005

                                TABLE OF CONTENTS


PART I
                                                                                                               Page
                                                                                                               ----
Item 1.      Description of Business
             Overview ........................................................................................   1
             Recent Developments..............................................................................   1
                  Strategic Partner Agreement.................................................................   1
                  Satisfaction of Delinquent Tax Liabilities..................................................   2
                  Short-term Liquidity Problems...............................................................   2
                  Insurance...................................................................................   2
             Information About Industry Segments..............................................................   2
             Description of Business..........................................................................   2
                  Products....................................................................................   2
                           InPath(TM) Systems.................................................................   2
                           Automated Microscopy Instruments...................................................   3
                           AcCell(TM).........................................................................   3
                           AIPS(TM)...........................................................................   4
                           Drug Delivery System...............................................................   4
                  Markets and Distribution....................................................................   5
                  Government Regulation, Clinical Studies and Regulatory Strategy.............................   5
                  Competition.................................................................................   8
                  Operations..................................................................................   9
                  Intellectual Property.......................................................................  10
                  Research and Development....................................................................  11
                  Component and Raw Materials.................................................................  11
                  Working Capital Practices...................................................................  12
                  Employees...................................................................................  12
             Financial Information About Foreign and Domestic Operations and Export Sales.....................  12
             Risk Factors.....................................................................................  12
Item 2.      Description of Property..........................................................................  16
Item 3.      Legal Proceedings................................................................................  16
Item 4.      Submission of Matters to a Vote of Security Holders..............................................  19

PART II

Item 5.      Market for Common Equity and Related Stockholder
             Market Information...............................................................................  19
             Holders  ........................................................................................  19
             Dividends........................................................................................  19
             Stock Transfer Agent.............................................................................  20
             Securities Authorized for Issuance under Equity Compensation Plans...............................  20
             Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities...........  22
                  Issuance of Securities .....................................................................  22
                  Conversions ................................................................................  22
             Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers ...........  23

Item 6.      Management's Discussion and Analysis or Plan of Operation........................................  23



             Forward-Looking Statements.......................................................................  23
             Overview ........................................................................................  24
             Critical Accounting Policies and Significant Judgments and Estimates.............................  24
             Results of Operations............................................................................  25
                  Revenue.....................................................................................  25
                  Costs and Expenses..........................................................................  25
                      Cost of Goods Sold......................................................................  25
                      Research and Development................................................................  25
                      Selling, General and Administrative.....................................................  26
                      Other Income and Expense................................................................  26
                           Interest Income....................................................................  26
                           Interest Expense...................................................................  27
                           Restructuring Settlements..........................................................  27
                           Loss on Litigation Settlements.....................................................  27
                           Other Income and Expense, Net......................................................  27
                  Net Loss....................................................................................  28
             Liquidity and Capital Resources..................................................................  28
             Off-Balance Sheets Arrangements..................................................................  29
Item 7.      Financial Statements.............................................................................  29
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............  29
             Resignation of Auditors..........................................................................  29
Item 8A.     Controls and Procedures..........................................................................  29
             Evaluation of Disclosure Controls and Procedures.................................................  29
             Changes in Internal Controls.....................................................................  29
Item 8B.     Other Information................................................................................  29

PART III
Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                   16(a) of the Exchange Act..................................................................  30
             Code of Ethics ..................................................................................
Item 10.     Executive Compensation...........................................................................  30
Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................................................  30
Item 12.     Certain Relationships and Related Transactions...................................................  30
Item 13.     Exhibits ........................................................................................  30
Item 14.     Principal Accountant Fees and Services...........................................................  38

Signatures            ........................................................................................  39

Index to Financial Statements
Reports of Independent Registered Public Accounting Firm...................................................... F-1
Consolidated Balance Sheets at December 31, 2005 and 2004..................................................... F-2
Consolidated Statements of Operations for the two years ended December 31, 2005 and 2004...................... F-3
Consolidated Statements of Cash Flows for the two years ended December 31, 2005 and 2004...................... F-4
Consolidated Statement of Stockholder's Equity (Deficit) for the two years ended December 31, 2005 and 2004... F-5
Notes to Consolidated Financial Statements.................................................................... F-7



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

      The Company now is focused on marketing a new, fully-integrated workstation - the Automated Image Proteomic System or "AIPS(TM)" - based on updated technology. We expect that the new platform will be marketed through a distribution partner and, in certain instances, will be placed in a customers' facility on a fee-for-use basis. Nearly all of our reported revenue to date has been from single customer slide review, the sale of AcCell products and services and from discontinued operations.

Recent Developments

      Strategic Partner Agreement

      On January 27, 2006, the Company entered into a research license agreement with University Hospitals of Cleveland (UHC). Under the professional guidance of Dr. George Gorodeski, UHC will perform core research for gynecological disorders including cervical dysplasia and cervical cancer, enabling us to access and utilize world-class scientists, clinicians and facilities. See "Products - Drug Delivery System" below for a more complete description.

      Satisfaction of Delinquent Tax Liabilities

      MDI was delinquent in paying a portion of its federal and state employee and employer payroll taxes for the fourth quarter of fiscal 2005 tax liabilities remain unpaid.

      MDI is also delinquent in filing certain federal and state income tax returns for 2004, 2003 and 2002 and is working to complete and file the returns. The delinquent federal and state income tax returns for 2001 were filed in March 2005.

      Short-term Liquidity Problems

      During the first quarter of fiscal 2006, MDI continued to experience severe liquidity problems and had insufficient cash on hand to effectively manage its business. During such period, the Company raised $907,500 from the issuance of common stock to accredited investors. MDI has continued to raise operating cash pursuant to the issuance of additional shares of restricted common stock, and our management is in the process of negotiating additional financing.

      Insurance

      Due to MDI's liquidity problems, the Company was unable to pay insurance premiums for policies covering Directors and Officers Liability, Public Liability and Property Damage. These policies were all cancelled retroactive to October 29, 2002. MDI was issued a Directors and Officers Liability coverage in 2004 for the policy year July 2004 through July 2005. MDI subsequently issued a Directors and Officers Liability coverage for 2005 for the policy year September 2005 through September 2006.

Information About Industry Segments

      We operate in one industry segment involving medical screening devices, diagnostics, and supplies. All of our operations during the reporting period were conducted and managed within this segment, with a single management team that reports directly to our Chairman and Chief Executive Officer.

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

      Products

      The InPath(TM) System

      We are currently developing and testing a family of products for use in cancer screening and diagnosis. We call this family of products the InPath System. The core of the InPath System is a combination of protein antibodies-the Cocktail-CVX(TM) and Cocktail-GCI(TM) - that allow the system to detect and highlight abnormal cervical cells in a rapid and objective fashion. In the future, we intend to use different antibody combinations to detect and diagnose different types of cancer and other cancer-related diseases.

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

      o The Cocktail-CVX(TM) and Cocktail-GCI(TM), are fully-automated biochemical assays that get applied to a sample to identify abnormal cells.

      o In the laboratory version of the InPath System slide-based test, this biochemical assay is applied to sample cells released from a collection device into a liquid preservative and deposited on a glass slide.

      o An instrument that performs an automated analysis of a sample by means of an optical scan that detects the presence of multiple wavelengths of fluorescent light. This light is produced by fluorescent reporter tags, which are attached to certain components used in the Cocktail-CVX(TM) and Cocktail-GCI(TM) biochemical assays.

      o In the laboratory version of the InPath System, our new fully-integrated workstation - the Automated Image Proteomic System or "AIPS" workstation - uses a camera to read the various wavelengths of light from the sample.

      o Custom-designed image analysis software that controls the automated instruments and analyzes the captured wavelengths of light.

      Automated Microscopy Instruments

            AcCell(TM)

      In November 2001, Ventana Medical Systems, Inc. ("Ventana") agreed to purchase and distribute AcCell instruments with their image analysis software. The AcCell product is a computer-aided automated microscopy instrument designed to help medical specialists examine and diagnose specimens of human cells. During 2002, we agreed that Ventana would assume responsibility for manufacturing the AcCell 2500 instruments directly, rather than purchasing them from us. MDI subsequently elected not to develop the 2500 model and, in November 2003, MDI and Ventana entered into a settlement agreement providing for a non-exclusive, royalty-free license from MDI to Ventana to the source code for the AcCell 2500 for Ventana's internal use or in the creation of executable code for its customers. In addition, as part of the settlement, MDI agreed to provide two workstations valued at $49,500 and issued a promissory note for approximately $63,000 in return for forgiveness of approximately $375,000 of advances against future sales. As of December 31, 2005, MDI still owes Ventana approximately $21,000 on the promissory note.

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

            AIPS(TM)

      MDI has elected to proceed with the development of its new, fully-integrated AIPS workstation. This product may be delivered with a variety of features including:


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

            Drug Delivery System

      The Drug Delivery System is comprised of an applicator handle and drug-delivery modality in the form of a patch that provides a timed release of a therapeutic agent directly to the surface of the cervix. The applicator handle is a further development of MDI's e(2) Collector(TM) handle, which has been designed to quickly, safely and accurately position and deposit the patch on the cervix.

      In November 2004, the Company entered into a strategic alliance agreement with the biotechnology division of a Fortune 500 healthcare company. The alliance calls for the manufacture and distribution of MDI's AIPS workstation. In addition, the two companies will collaborate and develop proprietary antibodies to be used in the MDI proteomic cell-based assay systems, the first of which is the CVX cervical screening system.

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

      In January 2006, the Company entered into a research license agreement with University Hospitals of Cleveland ("UHC"). Under the professional guidance of Dr. George Gorodeski, UHC will perform core research for gynecological disorders including cervical dysplasia and cervical cancer, enabling MDI to access and utilize world-class scientists, clinicians and facilities. This research license agreement provides MDI with significant strategic advantages, such as:

      o Positioning MDI to grow from a cyto-screening focused company to a cyto-diagnostic company

      o Positioning MDI to develop commercial products based on a new biomarker that detects both cervical and endometrial cancers

      o Granting MDI rights to commercialize a unique drug delivery system to apply FDA approved drugs to existing cervical lesions

      o Leveraging MDI technology previously developed for the e(2) Collector(TM) handle

      o When combined with MDI's existing Cocktail-CVX(TM) assay, initial results indicate the new biomarker significantly improves the accuracy of cervical cancer screening

      o Additional applications may develop in other types of epithelial cancers and could become the basis for diagnostic testing rather than screen testing

      o Providing physicians with a non-surgical therapeutic treatment option for cervical lesions


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

      Government Regulation, Clinical Studies and Regulatory Strategy

      The development, manufacture, sale, and distribution of some of our products is regulated by the U.S. Food and Drug Administration and comparable authorities in certain states and foreign countries. In the United States, the Food, Drug and Cosmetic Act (the "FD&C Act") and related regulations apply to some of our products. These products cannot be shipped in interstate commerce without prior authorization from the FDA.

      Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a pre-market notification under Section 510(k) of the FD&C Act, commonly referred to as a "510(k) notification," or a pre-market approval application or "PMA". The process of obtaining FDA marketing clearance and approval from other applicable regulatory authorities is costly and there can be no guarantee that the process will be successful. The 510(k) notifications and PMAs typically require preliminary internal studies, field studies, and/or clinical trials, in addition to the submission of other design and manufacturing documentation. We manage the regulatory process through the use of consultants and clinical research organizations.

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

      The FDA is responsible for the categorization of commercially-marketed laboratory tests. The Centers for Disease Control is responsible for categorization of laboratory procedures such as provider-performed microscopy. For commercially-marketed tests, the FDA now determines the appropriate complexity category as it reviews pre-market submissions for clinical laboratory devices. Manufacturers are asked to include an extra copy of the package insert identified as "FOR CLIA CLASSIFICATION" in the submission for product commercialization (i.e., 510(k) or PMA). Manufacturers are notified of the assigned complexity through routine FDA correspondence (that is, as an enclosure with a clearance or approval letter or as a separate letter in response to other submissions). Categorization is effective as of the date of the written notification to the manufacturer.

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

      We plan to resume conducting clinical studies and trials on our InPath System during its development. These studies and trials vary in terms of number of patient samples, individual product components, specific processes and conditions, purpose, and other factors, which may affect the results.

      We have publicly reported the results of some of the studies of the InPath System and Cocktail-CVX at various medical meetings, in publications and in public announcements. Such studies demonstrate the system's capability to detect cervical cellular abnormalities. The sensitivity factor, the test's performance in detecting versus missing actual diseases, commonly called false negatives, is critical in terms of patient health.

      In each of the reported studies and trials, the InPath System demonstrated superior sensitivity in detecting high-grade cervical disease and cancer. In addition, the results demonstrate that the InPath System produces more accurate results than the current PAP test. A statistical analysis conducted in 2000 on the PAP test, which reviewed the results of 94 previous studies, showed an average sensitivity of 74% and an average specificity of 68%.

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

      We believe the results of these studies support the continued development of the InPath System. We moved ahead with additional studies and clinical trials in late 2001 and others began in 2002. Due to capital limitations we were forced to suspend all of our ongoing studies during the last half of 2002. During 2004 and 2005, MDI continued to refine and optimize the Cocktail-CVX and develop the AIPS platform.

      We plan to begin the final phase of our clinical studies for the InPath System during the first half of 2007 and we hope to complete this last phase during the second half of 2007, contingent on our securing adequate financing for our operations. At the conclusion of the studies, the data will be submitted to the FDA as a PMA and will form the basis of our substantiation of the clinical and economic value of the InPath System. The product may also be offered for sale as an Analyte Specific Reagent ("ASR"), which is defined as the specific ingredient required for a laboratory to create its own screening test, in the United States and for full-scale commercial and clinical use in selected international markets, where import and regulatory approvals allow. We are not permitted to market non-ASR products in the United States with clinical or diagnostic claims until we have received clearance from the FDA. ASR tests make no medical claims but may be used by laboratories that are qualified to perform highly complex tests, and physicians as components of ASR procedures. In other countries, we may need regulatory and importation approval; however, such approvals are generally based on the data submitted to the FDA.

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

      The first stage of the overall strategy involved the submission of our e(2) Collector for approval as a substantially equivalent device to the brush and spatula method of gathering samples used in the current Pap tests. The 510(k) notification was completed and filed in late September 2001. Additional data was furnished to the FDA in the first quarter of 2002 and subsequent to that submission we received approval to market the collector in the United States. MDI must now initiate the full-scale manufacturing process through contract manufacturing, and intends to introduce the e(2) Collector into the commercial market in the fourth quarter 2006.

      The second stage of our overall strategy involves the continuing study of the InPath System and Cocktail-CVX and Cocktail-GCI, as described above. This research will determine whether the InPath System is a means to eliminate true negative samples from further review. We anticipate completion of this portion of the study and submission of the data to the FDA during 2008, contingent on our securing adequate financing for our operations. We will also submit the data to foreign regulatory authorities that have jurisdiction over these products. Subsequently, we will continue to collect and submit data for the InPath System point of service test.

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

                  InPath System Product Introduction Timelines

         Product                                       Process                          Timeline
         -------                                       -------                          --------

         e(2) Collector.............    Clinical trials                                 Completed
                                        Regulatory submission & review                  September 2001
                                        Regulatory clearance received                   May 2002
                                        Sales (1)                                       Q4 2006

         Cocktail-CVX & GCI.........    Clinical trials (1)                             Q2-4 2007
                                        Regulatory submission & review (1)              Q1 2008
                                        Regulatory clearance projected (1)              Q1 2008
                                        U.S. sales (1)                                  Q1 2008
                                        International sales (1)                         Q1 2008

         AIPS ......................    Product development & pre production mfg (1)    Q4 2006
                                        Sales (1)                                       Q1 2007

         Drug Delivery System.......    Clinical Trials (1)                             Q3-4 2007
                                        Regulatory submission & review (1)              Q1 2008
                                        Regulatory clearance (1)                        Q2 2008
                                        Sales (1)                                       Q3 2008


      (1) All of the above target dates are contingent on our securing adequate funding by June 30, 2006.

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

      In general, we believe that our products must compete primarily on the basis of accuracy, functionality, product features and effectiveness of the product in standard medical applications. We also believe that cost control and cost effectiveness are additional key factors in achieving or maintaining a competitive advantage. We focus a significant amount of product development effort on producing systems and tests that will not add to overall healthcare cost. Specifically, there are several companies whose technologies are similar, adjunctive to, or may overlap with that of MDI. These include Cytyc Corporation, Tripath Imaging Inc., Diamics, Inc., Digene Corporation, Ventana Medical Systems, Inc., Clarient, Inc., and Applied Imaging Corp. However, we do not believe any of these companies have developed the fully-integrated solution necessary to deliver a fully-automated, proteomic-based solution. To develop fully-automated solutions, companies must have technologies that fully integrate microscopy instruments, imaging software and cancer-detecting biochemistry.

      Operations

      We conduct research and development work for the InPath System using a combination of our full-time and part-time employees and contract workers in our Chicago, Illinois laboratory.

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

      In the United States, we follow the practice of filing a provisional patent application for each invention as soon as it has been determined that the invention meets the minimum standards for patentability. While a provisional patent application does not provide any formal rights or protections, it does establish an official priority date for the invention that carries over to any utility patent applications that are derived from the provisional application within the next 12 months. A utility patent application begins the process that can culminate in the issuance of a U.S. patent. We convert each outstanding provisional patent application into some number of utility patent applications within this 12-month period. In most cases each provisional application results in one utility filing. However, in some cases a single provisional application has generated two independent utility filings, or multiple (up to five) provisional applications have been consolidated into a single utility application. During the examination of a utility application, the U.S. Patent and Trademark Office may require us to divide the application into two or more separate applications or we may file a continuation-in-part patent application that expands upon the technology claimed in another patent application and which has the potential of superseding the earlier application. For these reasons, estimating the number of patents that are likely to be issued based upon the numbers of provisional and utility applications filed is difficult.

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

      As of March 2006, we had filed five U.S. utility patent applications. Three of the U.S. utility applications have been issued as U.S. patents. Two U.S. and five foreign patent applications are filed and pending. In order to reduce the expenses related to patent prosecution, we are currently treating these applications as inactive and taking only those actions needed to keep them in effect. This group of patents and patent applications covers all aspects of the InPath System including, but not limited to, the point of service instrument, the personal and physicians' collectors, and the slide-based test. As a result of the acquisition of AccuMed, we acquired 33 issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of 17 were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software were also acquired. We also held an exclusive license from Invirion, Inc. and Dr. Bruce Patterson covering a patent and certain medical technology for detection of certain genes in cancer-causing types of Human Papilloma Virus ("HPV") virus. We purchased the license for cash, future royalties, and other considerations. Pursuant to a settlement agreement entered into with Dr. Patterson and Invirion in the fourth quarter of 2004, however, the Company agreed to the termination of such license and related agreements, the transfer and assignment back to Invirion of such patent and medical technology and all of MDI's right, title and interest therein and intellectual property rights associated therewith, and to cease the development or sale of any such technology.

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

      Research and Development

      Our research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize both in-house and contracted research and development efforts. We believe research and development is critical to the success of our business strategy. During the years 2005 and 2004, our research and development expenditures were approximately ($100,000) and $834,000, respectively, all of which were borne by MDI.

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

      Working Capital Practices

      During the fiscal year ended December 31, 2005, we did not sell any InPath System products. During 2005 and 2004, we sold several AcCell instrument platforms and billed and received fees under an AcCell fee-for-use contract. Based on certain settlement agreements, we have given up all our rights to sell the AcCell instrument platforms. MDI has instead elected to proceed with the development of its new fully-integrated AIPS workstation, and with our strategic alliance partner we intend to distribute this new platform. We have financed our U.S. operations and research and development by raising funds through the sale of debt or equity securities. We will continue to use these methods to fund our operations until such time as we are able to generate adequate revenues and profits from the sale of some or all of our products.

      We believe that future sales of the InPath System or other products into foreign markets may result in collection periods that may be longer than those expected for domestic sales of these products. Our strategy will be to use letters of credit or other secured forms of payment, whenever possible, in sales of products in foreign markets.

      Employees

      As of March 31, 2006, we employed a total of one full-time employee and five part-time employees supplemented by additional consultants in the United States. The staff reductions from prior years were undertaken in order to conserve our limited operating funds.

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

      During the fiscal year ended December 31, 2005, the Company did not have any foreign operations and was not conducting any foreign sales of its products.

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

      We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2005, we had 82,655 shares of Series A convertible preferred stock outstanding, which convert into approximately 36,102 shares of our common stock; 365,106 shares of Series B convertible preferred stock outstanding, which convert into approximately 1,460,424 shares of our common stock; 245,833 shares of Series C convertible preferred stock outstanding, which convert into approximately 1,229,165 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 1,750,000 shares of our common stock; and 233,598 shares of Series E convertible preferred stock outstanding, which convert into approximately 6,423,938 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation (as amended to date) gives our board of directors authority to issue the remaining undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine.

      At December 31, 2005, we had outstanding warrants to purchase an aggregate 32,558,111 shares of our common stock, outstanding options to purchase approximately 4,003,991 shares of our common stock, and 450,000 stock appreciation rights, which are convertible into approximately 289,286 shares of common stock.

      At December 31, 2005, outstanding convertible promissory notes were convertible into approximately 22,735,000 shares of our common stock. Under the provisions of certain outstanding convertible promissory notes, the holders have the right to receive a warrant to purchase additional shares of common stock upon exercise of the conversion right. We are unable to determine the exact number of additional warrants to purchase shares of our common stock that will be issuable upon conversion of the notes, although it could be approximately 5,684,000 shares.

      At December 31, 2005, we had approximately 15,123,000 shares of our common stock reserved for future stock options under our 1999 Equity Incentive Plan and 160,000 shares of our common stock reserved for future sale to employees under our 1999 Employee Stock Purchase Plan.

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

      We have a limited operating history. Our revenues, from inception in March 1998 through 2003, were derived almost entirely from sales by Samba Technologies SARL ("Samba"), our former wholly-owned subsidiary. The assets of Samba were sold in December 2003 as part of the French Commercial Court ordered liquidation and MDI lost all rights and title to the assets, including Samba's software. MDI has sold only a very limited amount of our InPath System products to date and cannot be certain as to when sales of the Company's products might occur in the future.

      We expect to devote substantial resources to product development. We anticipate that we will continue to incur significant losses unless and until some or all of our products have been successfully introduced, if ever, into the marketplace.

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

      Our operating business plan for 2005 anticipated that we would need to raise new equity. We were not able to raise the necessary level of new equity and had to reduce our operations significantly during the year. The lack of sufficient new equity continued through the first quarter of 2006.

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

       The sale and use of our products in the United States is regulated by the FDA. We must meet significant FDA requirements before we receive clearance to market our products. Included in these FDA requirements is the conduct of lengthy and expensive clinical trials to prove the safety and efficacy of the products. Until we complete such clinical trials, our products may be used only for research purposes or to provide supplemental diagnostic information in the United States. We have FDA approval for one of our products, the e(2) Collector. We plan to start clinical trials for the Cocktail-CVX and Cocktail GCI in 2007 (although such trials are contingent on the receipt of adequate capital). We cannot be certain that our product development plans will allow these additional trials to commence or be completed according to plan or that the results of these trials, or any future trials, when submitted to the FDA along with other information, will result in FDA clearance to market our products in the United States.

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

      Management turnover could cause our business to suffer.

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

Item 3. Legal Proceedings


Settled in 2005

      The Cleveland Clinic Foundation. In March 2003, The Cleveland Clinic Foundation filed suit against MDI (U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:03CV056)) seeking approximately $315,000 for certain clinical trial work conducted by the Foundation in the Peoples Republic of China on behalf of MDI. In June 2005, the parties executed a settlement agreement and in September 2005, MDI made final payment of $85,000 in full satisfaction of the settlement agreement and requested that the Foundation take all steps necessary to file a satisfaction of judgment. MDI has no further monetary obligations under this settlement.

      Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee. In February 2004, former MDI employees Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee filed suit against MDI and former Chairman Peter Gombrich, in the Circuit Court of Cook County, Illinois (04 L 1941) to recover wages and other compensation allegedly due them. These claims were settled and fully satisfied in January 2005, and the lawsuit has been dismissed.

      Ungaretti & Harris. In May 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against MDI in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. MDI has one final payment to make in June of 2006.

      The Lash Group, Inc. In June 2004, The Lash Group, Inc., a healthcare consulting firm, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Mecklenburg County, North Carolina (04 CVS 10367). The Lash Group sought approximately $94,000, plus interest, attorney fees, and court costs, for the alleged breach of an agreement, with respect to which Peter Gombrich, our former Chairman and Chief Executive Officer, and MDI were sought to be held primarily liable. In October 2005, MDI entered into a settlement agreement with The Lash Group, which required The Lash Group to file a voluntary dismissal with prejudice of the lawsuit. In March 2006, MDI made its final payment in full satisfaction of the settlement agreement. MDI has no further monetary obligations under this settlement.

      Eric Gombrich. In May 2004, former MDI officer Eric Gombrich filed suit against MDI, Denis M. O'Donnell, M.D., Peter Gombrich, Dennis Bergquist, and Michael Brodeur (some of whom are no longer officers or directors of the Company) in the Circuit Court of Cook County, Illinois (04 L 05661). Mr. Gombrich claimed that MDI breached a written employment contract and that it owed him $631,258 (plus interest) and 300,000 shares of MDI stock. In October 2005, MDI entered into a settlement agreement with Mr. Gombrich pursuant to which MDI agreed to pay Mr. Gombrich an aggregate $116,000 in three scheduled payments and issue him a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $.10 per share exercisable until July 31, 2009. The parties also agreed to a release and covenant not to sue for any and all claims arising out of Mr. Gombrich's employment. Pursuant to the settlement, the case against all defendants was dismissed in November 2005. MDI has made the three scheduled payments and has no further monetary obligations under this settlement.

      Kanan, Corbin, Schupak & Aronow, Inc. In August 2004, Kanan, Corbin, Schupak & Aronow, Inc. ("KCSA") filed suit against AccuMed International, Inc. f/d/b/a Molecular Diagnostics, Inc., in the Circuit Court of Cook County, Illinois (04 L 9109), seeking $59,678, plus interest and court costs, for services provided. The parties agreed to a settlement in 2005, which was paid in full. MDI has no further monetary obligation under this settlement.

      Reid Jilek. In October 2004, Reid Jilek filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 CH 17375). Mr. Jilek claimed that MDI had breached a 2003 services agreement and that MDI subsequently breached a 2004 settlement agreement. Mr. Jilek sought $180,000 pursuant to the services agreement or, alternatively, $114,000 pursuant to the settlement agreement. Mr. Jilek also sought a court order that MDI issue him 1,500,000 warrants to purchase MDI stock at $0.17 per share pursuant to the services agreement. MDI previously issued to Mr. Jilek warrants to purchase 500,000 shares of its common stock at $0.17 per share. MDI entered into a settlement agreement with Mr. Jilek in December 2005 pursuant to which MDI paid Mr. Jilek $15,000 for attorney fees, issued him warrants to purchase 1,000,000 shares at $.04 per share (in exchange for the cancellation of the previously issued warrants to purchase 500,000 shares) and has agreed to pay Mr. Jilek $5,000 each month for the next 30 months. The first four payments have been made as scheduled.

      Esoterix, Inc. Esoterix, Inc. made a claim against MDI for $19,725 arising from a laboratory services agreement that it maintained MDI breached. In March 2005, Esoterix filed suit against MDI to collect this claim in the Circuit Court of Cook County, Illinois (05 M1 116482). MDI entered into a settlement agreement with Esoterix in October 2005 pursuant to which MDI agreed to pay Esoterix $13,000 in full satisfaction of its claims. The case was dismissed following payment in October 2005. The parties also agreed to a mutual release of all claims.

Pending as of December 31, 2005 and Settled in 2006

      Arthur Lipper III. In July 2004, Arthur Lipper III filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 L 7671). Mr. Lipper claims that MDI breached a consulting services agreement and sought $60,000, plus interest and court costs. MDI entered into a settlement agreement with Mr. Lipper in February of 2006 pursuant to which MDI has agreed to pay Mr. Lipper $60,000 in full satisfaction of his claims. Under the agreement, MDI's payments to Mr. Lipper will conclude in April of 2006. The lawsuit has been dismissed.

      Diamics LLC. In October 2005, the Company filed suit against Diamics LLC and related parties in the U.S. District Court, Northern District of California (C05-4282). Diamics was formed by Peter Gombrich, MDI's former Chairman of the Board and CEO. MDI alleged that Mr. Gombrich and a former employee misappropriated MDI's proprietary information, trade secrets and patented products, and the suit charged Diamics with misappropriation of trade secrets, unfair business practices, conversion, and patent and copyright infringement.

      MDI's suit against Diamics was in part a response to a suit filed by Diamics against MDI in June 2005 in the U.S. District Court, Northern District of California (C05-02549). The complaint in that suit sought declaratory judgment of no misappropriation, conversion, libel or unjust enrichment, and requested that the court enter judgment as follows: declaration that Diamics has not directly or indirectly misappropriated MDI's trade secrets, confidential and proprietary intellectual property, reputation, or goodwill; declaration that Diamics has not converted MDI's confidential and proprietary intellectual property; declaration that Diamics has not been unjustly enriched; and for an order enjoining MDI and its officers, agents, servants, and employees from asserting that Diamics or its employees engaged in the above mentioned conduct. These cases were settled and MDI has no further monetary obligations under the settlement.

Pending as of December 31, 2005 and March 31, 2006

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

      Medical College of Georgia Research Institute, Inc. In November 2003, the Medical College of Georgia Research Institute, Inc. filed suit against MDI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for MDI. Georgia Research Institute claimed that the principal amount of the obligation due from MDI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. In October 2004, the court entered summary judgment in favor of Georgia Research Institute and against MDI in the amount of $68,404.

      The Regents of the University of California. In May 2004, The Regents of the University of California filed suit against MDI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claims that MDI breached an agreement to sponsor a research project for a period of one year. The complaint seeks compensatory damages in the amount of $57,530 and additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against MDI in the amount of $132,827, which includes court costs. The parties have been involved in settlement negotiations with respect to this matter.

      Peter Gombrich. In April 2005, former MDI officer Peter Gombrich filed suit against MDI and MDI's former Chief Executive Officer Denis M. O'Donnell, M.D. in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claims that MDI breached a written employment contract and that it owes him in excess of $849,500 (plus interest and attorneys' fees). Mr. Gombrich also alleged a claim against MDI for contribution and indemnification regarding agreements he allegedly signed as a personal guarantor for certain alleged MDI obligations. MDI filed a motion to compel the case to arbitration, consistent with Mr. Gombrich's employment agreement. This motion was granted in August 2005. In late 2005, MDI filed its answer and affirmative defenses, and has asserted numerous counterclaims against Mr. Gombrich. The hearing on the parties' counterclaims is currently proceeding before the arbitrator.

Miscellaneous

      Other Creditors; Wage and Related Claims. MDI is a defendant in a few lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims. MDI is also currently negotiating the settlement of wage claims brought by a former employee and a former consultant seeking to collect for unpaid wages and severance benefits. MDI has recorded the amounts due in its records and is attempting to settle these claims. MDI does not consider any of these claims to be material.

      The Lumber Company (formerly Garrett Realty, Inc.). Prior to MDI's acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for office space located in Chicago, Illinois (Circuit Court of Cook County, Illinois (Case No. 01 M1 725821)). In July 2002, judgment was entered in favor of Garrett in the amount of approximately $157,000. In December 2002, pursuant to a court order, Garrett seized approximately $12,500 from an MDI bank account as a partial payment against the judgment amount. MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments, but contested the right of Garrett to pursue collection of the judgment against the assets of MDI. During the first quarter of 2004, MDI reached a preliminary settlement on the outstanding judgment amounting to approximately $157,000 (plus interest) at that time, which required six monthly payments. In 2004, MDI made the first four required monthly payments. MDI also agreed to issue shares of its common stock as part of the final settlement. In March 2005, Garrett assigned its right, title and interest in the judgment to The Lumber Company (the "Lumber Co."). In March 2006, MDI and Lumber Co. entered into a formal settlement agreement under the same general terms reflected above. In connection with that March 2006 agreement, MDI paid to Lumber Co. $27,449. MDI also issued to Lumber Co. 823,466 shares of MDI common stock. Final payment was made in April 2006. MDI has no further monetary obligations under this settlement.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of stockholders during the fourth quarter of 2005.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters


Market Information

      Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "MCDG.OB." The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, and may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions.


                                                                Range of Common
                                                                    Stock
                                                                    -----
                                                                High      Low
                                                                ----      ---
         Year Ended December 31, 2005
         1st Quarter........................................  $  0.12   $  0.07
         2nd Quarter........................................  $  0.07   $  0.05
         3rd Quarter........................................  $  0.16   $  0.02
         4th Quarter........................................  $  0.10   $  0.04

         Year Ended December 31, 2004
         1st Quarter........................................  $  0.37   $  0.11
         2nd Quarter........................................  $  0.26   $  0.10
         3rd Quarter........................................  $  0.16   $  0.09
         4th Quarter........................................  $  0.12   $  0.05

Holders

      As of March 31, 2006, we had approximately 1,413 record holders of our shares of common stock. This number does not include other persons who may hold only a beneficial interest, and not an interest of record, in our common stock.

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

      We paid non-cash dividends, in the form of newly issued shares of our common stock, amounting to $20,000 and $1,325,000 during 2005 and 2004, respectively, to holders of shares of our preferred stock who elected to convert their preferred stock and cumulative dividends thereon into shares of our common stock. We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $3,819,000, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock. Cumulative and deemed dividends for the various series of convertible preferred stock were approximately $4,453,000 at December 31, 2005, including $634,000 in deemed dividends arising as a result of beneficial conversion features on Series B and Series C convertible preferred stock sold during 2001.

Stock Transfer Agent

      Our stock transfer agent is LaSalle Bank NA, 135 South LaSalle Street, Chicago, IL 60603, and its telephone number is (312) 904-2000.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table presents information about the equity compensation plans of the Company as of fiscal-year end December 31, 2005. See also Note 8 - Stockholders' Equity and Note 11 - Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements for further information.

                      Equity Compensation Plan Information

                                                                                                     Number of securities
                 Plan category                     Number of securities                             remaining available for
                                                    to be issued upon       Weighted-average     future issuance under equity
                                                       exercise of          exercise price of         compensation plans
                                                   outstanding options,   outstanding options,       (excluding securities
                                                   warrants and rights    warrants, and rights     reflected in column (a))

Equity Compensation Plans Approved by Security             (a)                     (b)                        (c)
Holders
  1999 Equity Incentive Plan (as amended)
- 20,000,000 shares                                      4,003,992                $0.4029                15,123,342
  1999 Employee Stock Purchase Plan
- 200,000 shares                                                --                     --                   160,415
Equity Compensation Plans Not Approved by
Security Holders
  Warrants issued with debt (1)                         10,119,945               $ 0.2987                         0
  Warrants issued for financial services (2)             8,117,817               $ 0.3026                         0
  Warrants issued for IR services (3)                      980,000               $ 0.4745                         0
  Warrants issued of other services (4)                  1,076,493               $ 0.0887                         0
  Warrants issued for asset acquisitions (5)               172,120               $ 0.8200                         0
  Warrants from AccuMed acquisition (6)                     39,834               $15.0600                         0
 Warrants issued in settlement of debt (7)               7,003,984               $ 0.2902                         0
                                                  ---------------------   --------------------   ----------------------------
Total                                                   31,514,185               $ 0.3309                10,426,577
                                                  =====================   ====================   ============================


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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities


      Issuance of Securities

      Common Stock. During fiscal 2005, MDI offered common stock to accredited investors in exchange for cash.

      In the first quarter of fiscal 2005, the Company received net aggregate proceeds of $505,000 and issued an aggregate 9,608,334 shares of restricted common stock.

      In the second quarter of fiscal 2005, the Company received net aggregate proceeds of $96,000 and issued an aggregate 2,250,000 shares of restricted common stock.

      In the third quarter of fiscal 2005, the Company received net aggregate proceeds of $580,000 from accredited investors in exchange for 29,660,000 unregistered subscribed shares of common stock at $0.025 per share.

      In the fourth quarter of fiscal 2005, the Company received net aggregate proceeds of $302,000 from accredited investors in exchange for 12,850,496 unregistered subscribed shares of common stock at $0.025 per share.

      Warrants. Beginning in December 2004 and ending in June 2005, MDI offered common stock to accredited investors in exchange for cash. As part of the offering, MDI granted each investor a warrant to purchase common stock at an exercise price of $0.10 per share, with the first $250,000 of investment to receive 50% warrant coverage and subsequent investments in excess of $250,000 to receive 25% coverage.

      In February 2005, MDI issued warrants to purchase 200,000 shares of common stock with an exercise price of $0.06 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $16,260 using the Black-Scholes valuation model and recorded this as an administrative expense for the first quarter of fiscal 2005.

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

      In May 2005, MDI issued warrants to purchase 556,500 shares of common stock with an exercise price of $0.06 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $25,265 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital - warrants for the second quarter of fiscal 2005.

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


      Conversions

      Bridge I. During the fiscal year ended December 31, 2005, holders of an aggregate $250,000 principal amount of Bridge I Convertible Promissory Notes elected to convert their notes and related accrued interest of approximately $51,000 into 2,008,962 shares of unregistered common stock of the Company.

      Bridge III. During the fiscal year ended December 31, 2005, holders of an aggregate $1,360,000 principal amount of Bridge III Convertible Promissory Notes elected to convert their notes and related accrued interest of approximately $208,000 into 15,282,236 shares of unregistered common stock of the Company.

      Bridge IV. During the fiscal year ended December 31, 2005, holders of an aggregate $2,574,000 principal amount of Bridge IV Convertible Promissory Notes elected to convert their notes, consented to waive accrued interest of $332,000, and elected to convert related remaining accrued interest of approximately $47,000 into 25,605,000 shares of unregistered common stock of the Company.

      Preferred Stock. During the fiscal year ended December 31, 2005, a shareholder converted an aggregate 17,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 118,260 shares of unregistered common stock.

      Please refer to Note 6 - Notes Payable -Related Parties, Note 7 - Notes Payable and Note 8 - Stockholders' Equity in the Notes to our Consolidated Financial Statements for more information on the Bridge I, III and IV promissory notes and the Company's preferred stock.

      MDI issued such securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations such that it reasonably believes that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to MDI's filings with the Securities and Exchange Commission.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

      During the fourth quarter of fiscal 2005, neither the Company nor any affiliated purchaser of the Company purchased equity securities of MDI.

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

Overview

      Molecular Diagnostics, Inc., is a biomolecular diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. MDI is currently focused on the design, development and marketing of its InPath(TM) System and related image analysis systems. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor's office.

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

      The Company has incurred significant operating losses since its inception. The Company has raised approximately $37,000,000 since March 1998. Management expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and to develop, manufacture and market its products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon it securing substantial additional financing. During 2005 and 2004, MDI raised zero and $4,236,000, respectively, through the issuance of convertible debt. In addition, during 2005 and 2004 MDI raised approximately $1,483,000 and $810,000, respectively, through the issuance of common stock. From January 1, 2006 through March 31, 2006, MDI raised an additional $907,500 through the issuance of common stock. Management's plans include substantial efforts to obtain additional capital. If the Company is unable to obtain additional capital or generate profitable sales revenues, however, it may be required to curtail its product development and other activities and may be forced to cease operations.

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

      Application of Black-Scholes Valuation Model. In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero, a risk-free interest rate of 4.61% and 4.85% for the 2005 and 2004 periods, respectively, a volatility factor of 277% and 131%, respectively, and a fair value of the underlying common shares of closing market price on the date of the grant for both periods. The expected life equaled the term of the warrants, options, or restricted shares.

      For a more detailed discussion, see Note 2 - Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements included herewith.

Results of Operations

      Fiscal Year Ended December 31, 2005 as compared to Fiscal Year Ended December 31, 2004

      Revenue

      Revenues of $117,000 for the fiscal year ended December 31, 2005 represented a decrease of $126,000, or 52%, over revenues of $243,000 in 2004. The 2005 revenue decrease was the result of decreases in the sales of AccuMed-related products and services. Based on a settlement with MonoGen at the end of fiscal 2004, MDI will no longer sell AccuMed and AcCell systems, but will sell its new fully integrated AIPS workstation through a distribution partner.

      Revenues of $243,000 for the fiscal year ended December 31, 2004 represented a decrease of $136,000, or 36%, over revenues of $379,000 for 2003. The 2004 revenue decrease was the result of decreases in the sales of AccuMed-related products and services. Based on a settlement with MonoGen at the end of fiscal 2004, MDI no longer sells AccuMed and AcCell systems, but sells its new fully integrated AIPS workstation through a distribution partner.

      Costs and Expenses

      Cost of Goods Sold

      Cost of goods sold for the fiscal year ended December 31, 2005 amounted to $21,000, a decrease of $3,000 or 13% over 2004 cost of goods sold of $24,000. The overall decrease was due to the reduction in the number of AcCell instruments sold and the receipt of royalty-related income only for the year based on the two AccuMed systems under a license agreement and this decrease was offset by a $21,000 charge to increase inventory reserve in 2005 based upon net realizable inventory value.

      Cost of goods sold for the fiscal year ended December 31, 2004 amounted to $24,000, a decrease of $119,000 or 83% over 2003 cost of goods sold of $143,000. The cost of goods sold amount for the fiscal year ended December 31, 2004 was related to the shipment of the two automated microscopy systems during the year. The overall decrease was due to the reduction in the number of AcCell instruments sold and the receipt of royalty-related income only for the year based on the two AccuMed systems under a license agreement.

      Research and Development

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

      In 2005, our research and development expenses were ($100,000), a decrease of $934,000, or 112% over 2004 research and development expenses of $834,000. Research and development expenses were negative, a gain, due to favorable legal settlement results. The decrease also was the result of the elimination in 2005 of preliminary preparation activities for the clinical trial process as a result of the reduction in Company funding during fiscal 2005.

      In 2004, our research and development expenses were $834,000, an increase of $254,000, or 44% over 2003. The increase was the result of preliminary preparation activities for the clinical trial process during 2004, which accounted for a $211,000 increase in trial costs and related payroll of $135,000. These increases were offset by a decrease in medical advisory consulting fees of $92,000.

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

      Selling, general and administrative expenses totaled $1,346,000 for the twelve months ended December 31, 2005, a decrease of $2,763,000 or 67% over 2004 selling, general and administrative expenses of $4,109,000. The decrease primarily results from the reduction of funding during 2005 over 2004. The decrease includes reductions totaling $1,454,000 in financing costs, $957,000 in professional fees, and $579,000 in payroll expenses generated by the Company's overall expense reduction plan offset by an increase of $227,000 in other general and administrative costs.

      In 2004, selling, general and administrative expenses were $4,109,000, a decrease of $2,121,000 or 34% over the year ended December 31, 2003. The decrease included reductions amounting to $763,000 in financing costs, $269,000 in investor relations costs, $250,000 in depreciation and amortization and $300,000 in professional and other general and administrative costs generated by the Company's overall expense reduction plan. These reductions were offset by an increase in legal costs of $130,000 related to the negotiation and execution of various legal settlements the Company entered into during 2004 and $438,000 with respect to a legal judgment awarded to Monsun in a case against Mr. Gombrich with respect to his personal guaranty of a Company note. See also Restructuring Settlements reclassification detail below.

      In order to reduce our cash selling, general and administrative expenses, we may issue shares of our common stock (with restrictions attached) or grant options or warrants to purchase shares of our common stock, in lieu of compensation or payments for financial advisory work, including advice on deal structure, professional fees, investor relations and introductory services, and general financial and investment advice. If the services are completed, we record an expense based on the value of the services. If the services are to be completed over a future period of time, we are required to calculate a market value for the shares, options, or warrants at the end of each reporting period until the services are completed. Included in the above selling, general and administrative expense amounts for 2005 and 2004 are non-cash expenses of $58,000 and $1,455,000, respectively, related to the calculated cost of these share awards, options and warrants, charged to expense in each period.

      Other Income and Expense

      Interest Income

      We had no interest income during 2005 or 2004.

      Interest Expense

      Interest expense, including interest expense to related parties, increased $1,164,000 for the fiscal year ended December 31, 2005 to $3,176,000, an increase of 58% over the same period of 2004. The increase resulted from an aggregate Bridge I, III, and IV beneficial conversion feature recognition. Bridge I, II, III, IV, and related party convertible promissory notes in principal amounts totaled $2,158,000 and $6,341,000 for the fiscal years ended December 31, 2005 and 2004, respectively. The decrease in convertible promissory notes principal amounts of $4,183,000 resulted from Bridge I, III and IV conversions in the third quarter of fiscal 2005.

      Interest expense, including interest expense to related parties, decreased $1,252,000 for the fiscal year ended December 31, 2004 to $2,003,000, a decrease of 39% over the same period of 2003. Bridge I, II, III, IV, and related party convertible promissory notes in principal amounts totaled $6,341,000 and $6,208,000 for the fiscal years ended December 31, 2004 and 2003, respectively. The change included an increase in interest expense of $228,000 related to the increase in the notes and a decrease of $1,423,000 related to the amortization of debt discount arising from the beneficial conversion feature of certain of the notes. The amortized debt discount amount decreased due to an increase in the duration of the new Bridge III and IV notes issued during the period ended December 31, 2004 in relation to the shorter maturity periods of the Bridge I and II notes issued during 2001 through 2003.

      Restructuring Settlements

      For the fiscal year ended December 31, 2005, MDI recorded $530,000 as a gain from the settlement of various litigation and vendor negotiations. The Company recorded and netted these gains concurrently in the respective original expense categories as instructed by the Securities and Exchange Commission.

      For the fiscal year ended December 31, 2004, MDI recorded $1,008,000 as a gain from the settlement of various litigation and credit payment matters. For the fiscal year ended December 31, 2004, the Company has reclassified the $1,008,000 gain comparable to fiscal 2005 in order to conform to the 2005 expense presentation.

      Loss on Litigation Settlements

      During 2005, no legal settlements involving intangible assets were recorded by the Company.

      During 2004, the Company was party to legal settlements involving intangible assets of the Company and as part of the agreement terms, recorded a loss as described in the following table:

        Issuance of Promissory Note to MonoGen, Inc.                                                         $   305,000
        Inventory given in settlement to MonoGen, Inc.                                                            57,000
        Net book value of AccuMed intangible assets given in settlement to MonoGen                             5,919,000
        Net book value of HPV technology license agreement cancelled in settlement with Invirion, Inc.           569,000
                                                                                                             -----------
                                                             Total Loss on Litigation Settlements            $ 6,850,000
                                                                                                             ===========

      (See Note 13 - Legal Proceedings in the Notes to our Consolidated Financial Statements for a discussion of these cases and related settlement agreements.)

      Other Income and Expense, Net

      All gains or losses on sale of fixed assets were recorded and netted in general and administrative expenses. For fiscal 2005 and 2004, the loss on sale of fixed assets totaled $3,000 and the gain on sale of fixed assets totaled $100,000, respectively. For the twelve months ended December 31, 2005 and 2004, the Company recorded zero and $10,000 in Other Income, respectively, related to gain on foreign currency.

      Net Loss

      The net loss for the fiscal year ended December 31, 2005 before preferred dividends totaled $4,326,000 compared with $13,567,000 for the same period in 2004, a decrease of $9,241,000 or 68%. The decrease resulted primarily from a reduction in general and administrative expenses in 2005 from 2004 and and the fact that there was a one-time write-off of approximately $6,850,000 in connection with legal settlements entered into by the Company in the fourth quarter of 2004. This charge consisted primarily of a non-cash write-off of intangible assets. In addition, cumulative dividends paid on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $20,000 for the fiscal year ended December 31, 2005, compared with $1,034,000 for the same period in 2004. The combined net loss applicable to common stockholders for the fiscal year ended December 31, 2005 was $4,346,000, or $0.04 per share, on 110,037,893 weighted average common shares outstanding, compared with the net loss and net loss available to common stockholders for the fiscal year ended December 31, 2004 of $14,601,000, or $0.19 per share, on 76,964,553 weighted average common shares outstanding.

      The weighted average shares outstanding during the fiscal year ended December 31, 2005 include shares issued or issuable for the conversion of Bridge I, Bridge III and Bridge IV convertible promissory notes. The Bridge I, III and IV note conversions resulted in the issuance of an additional 42,896,198 shares of common stock.

Liquidity and Capital Resources

      The Company's capital resources and liquidity are generated primarily from external individual investors and institutional investors. The Company generates nominal liquidity resources from internal operations.

      Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity securities to limited numbers of U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $1,363,000 and $3,962,000 during 2005 and 2004, respectively, to fund our operating activities.

      We experienced severe liquidity problems during the fiscal year 2005 and the second half of 2004. As a result, we were forced to cut staff and reduce our operations to a minimum level. Officers refrained from drawing salaries during portions of the third and fourth quarters of 2004 and for much of 2005 in order to reduce demands on our limited cash position. We were able to raise funds under the Bridge III and Bridge IV convertible promissory notes as well as the sale of common stock during 2004 and 2005, although the proceeds of these note and common stock offerings were used to satisfy certain obligations coming due at those times as well as for the payment of a limited amount of current operational expenses.

      At December 31, 2005, we had $0 cash on hand, a decrease of $11,000 over cash on hand at December 31, 2004. This cash position results from our loss from operations and our inability to raise sufficient new capital due to very unfavorable conditions in financing markets, both public and private, for companies in general, and especially for small life sciences companies such as ours. We were unable to raise sufficient funds during the year to maintain adequate cash reserves and to meet the ongoing operational needs of the business.

      We incurred approximately $27,000 and $187,000 in capital expenditures for the years ended December 31, 2005 and 2004, respectively. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and a useful life in excess of one year. The decrease in 2005 capital expenditures resulted from a decrease in design and tooling costs of approximately $159,000 related to the re-design of the e(2) Collector handle and new AIPS integrated workstation. To the extent available, we intend to use some proceeds from our financing in the fiscal year 2006 for completion of the e(2) Collector production molds, completion of the AIPS final design changes and additional laboratory equipment as necessary.

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

Item 7. Financial Statements

      Our consolidated financial statements for the years ended December 31, 2005 and 2004, together with the report of Altschuler, Melvoin and Glasser LLP dated April 13, 2006 thereon and the notes thereto are filed as part of this Annual Report on Form 10-KSB commencing on page F-1 and are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Resignation of Auditors

      Effective immediately after rendering an audit opinion and an audit consent for the Company's 10-KSB for the fiscal year ended December 31, 2005, Altschuler, Melvoin and Glasser LLP will resign as the independent registered public accounting firm for the Company. The Company is currently interviewing other potential replacement independent registered public accounting firms.

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

Changes in Internal Controls

      During the fourth fiscal quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act

         The information required by this Item 9 is contained in the definitive Proxy Statement for the Company's 2006 Annual Meeting of Stockholders to be held on June 16, 2006 (the "2006 Proxy Statement") under the caption "Proposal No. 1
- Election of Directors" and is incorporated herein by reference. We expect to file the 2006 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2005.

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

Item 10. Executive Compensation

      The information required by this Item 10 is contained in the 2006 Proxy Statement under the captions "Compensation" and "Proposal No. 1 - Election of Directors" and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 11 is contained in the 2006 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference. See also the information included in Item 5 of this Form 10-KSB relating to the Company's equity compensation plans and Note 11 - Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements.

Item 12. Certain Relationships and Related Transactions

      The information required by this Item 12 is contained in the 2006 Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.


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

   Exhibit No.           Description

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

   Exhibit No.           Description

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

      4.3 Common Stock Purchase Warrant dated August 17, 2001 in favor of Azimuth Corporation with an issue date of August 6, 2001, representing the right to purchase 250,000 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.24 to the Registration Statement on Form S-4 (as amended), File No. 333-61666, as filed on August 24, 2001 (the "August 2001 S-4").)

      4.4 Common Stock Purchase Warrant issued to Cadmus Corporation on July 26, 2001 representing the right to purchase 250,000 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit
                      4.23 to the August 2001 S-4.)

      4.5 Common Stock Purchase Warrant dated August 17, 2001 in favor of Northlea Partners, Ltd. with an issue date of August 6, 2001, representing the right to purchase 62,500 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.27 to the August 2001 S-4.)

      4.6 Common Stock Purchase Warrant dated August 17, 2001 in favor of Azimuth Corporation with an issue date of July 26, 2001, representing the right to purchase 500,000 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.25 to the August 2001 S-4.)

      4.7 Common Stock Purchase Warrant issued to Azimuth Corporation on August 17, 2001 representing the right to purchase 25,000 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.26 to the August 2001 S-4.)

      4.8 Common Stock Purchase Warrant issued to Tucker Anthony Incorporated on July 10, 2001 representing the right to purchase 150,000 shares of common stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.25 to the February 2002 S-2).

      4.9 Common Stock Purchase Warrant issued to Schwartz, Cooper, Greenberger & Krauss, Chartered on February 13, 2002 representing the right to purchase 750,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.30 to Amendment No. 1 to the Registration Statement on Form S-2, File No. 333-83578, as filed on June 21, 2002 (the "June 2002 S-2").)

      4.10 Common Stock Purchase Warrant issued to Monsun AS on April 1, 2002 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.31 to the June 2002 S-2.)

      4.11 Form of Common Stock Purchase Warrant issued to Cell Solutions, LLC on October 11, 2001 representing the right to purchase 172,120 shares of common stock. (Incorporated herein by reference to Exhibit 4.32 to the June 2002 S-2.)

   Exhibit No.           Description

      4.12 Form of Common Stock Purchase Warrant issued in connection with certain Bridge I financing in June 2002. (Incorporated herein by reference to Exhibit 4.33 to the June 2002 S-2.)

      4.13            Common Stock Purchase Warrant issued to Richard A.
                      Domanik, M.D, with an issue date of May 31, 2002, representing the right to purchase 51,493 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.34 to the Registration Statement on Form S-2, File No. 333-100150, as filed on September 27, 2002 (the "September 2002 S-2").)

      4.14 Amendment No. 1, dated August 19, 2002, to the Common Stock Purchase Warrant issued in connection with certain Bridge I financing. (Incorporated herein by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed on July 21, 2003 (the "2002 10-K").)

      4.15 Form of Common Stock Purchase Warrant to be issued in connection with certain Bridge II Financing beginning in October 2002. (Incorporated herein by reference to Exhibit
                      4.37 to the 2002 10-K.)

      4.16 Common Stock Purchase Warrant issued to Qwestar Resources on November 1, 2002 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.38 to the 2002 10-K.)

      4.17            Common Stock Purchase Warrant issued to Suzanne M.
                      Gombrich on April 2, 2003 representing the right to purchase 1,000,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.39 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed on August 13, 2003 (the "2003 2Q 10-QSB").)

      4.18 Common Stock Purchase Warrant issued to Dan Burns on August 20, 2003 representing the right to purchase 1,100,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.40 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed on November 19, 2003 (the "2003 3Q 10-QSB").)

      4.19 Common Stock Purchase Warrant issued to Dan Burns on September 16, 2003 representing the right to purchase 935,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.41 to the 2003 3Q 10-QSB.)

      4.20 Common Stock Purchase Warrant issued to David Weissberg on September 16, 2003 representing the right to purchase 400,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.42 to the 2003 3Q 10-QSB.)

      4.21 Common Stock Purchase Warrant issued to Reid Jilek on September 2, 2003 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.43 to the 2003 3Q 10-QSB.)

      4.22 Common Stock Purchase Warrant issued to Dan Burns on March 19, 2004 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed on May 18, 2004 (the "2004 1Q 10-QSB").)

      4.23 Common Stock Purchase Warrant issued to Dan Burns on March 4, 2004 representing the right to purchase 67,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 1Q 10-QSB.)

   Exhibit No.           Description

      4.24 Common Stock Purchase Warrant issued to Dan Burns on May 5, 2004 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-QSB for the quarter ended June 30, 2004, as filed on August 16, 2004 (the "2004 2Q 10-QSB").)

      4.25 Common Stock Purchase Warrant issued to Dan Burns on June 4, 2004 representing the right to purchase 530,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 2Q 10-QSB.)

      4.26 Common Stock Purchase Warrant issued to Don Hancock on June 4, 2004 representing the right to purchase 250,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.3 to the 2004 2Q 10-QSB.)

      4.27 Form of common stock purchase warrant issued to private placement agents on June 15, 2004 representing the right to purchase an aggregate 681,625 shares of common stock of the Company. (Incorporated herein by reference to Exhibit
                      4.4 to the 2004 2Q 10-QSB.)

      4.28 Form of common stock purchase warrant issued to vendors as part of restructuring settlements during the quarter ended June 30, 2004 representing the right to purchase an aggregate 483,984 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.5 to the 2004 2Q 10-QSB.)

      4.29 Common Stock Purchase Warrant issued to Reid Jilek on August 26, 2004 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed on November 15, 2004 (the "2004 3Q 10-QSB").)

      4.30 Common Stock Purchase Warrant issued to Ken Sgro on September 15, 2004 representing the right to purchase 192,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 3Q 10-QSB.)

      4.31 Common Stock Purchase Warrant issued to James Fallon on September 15, 2004 representing the right to purchase 8,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.3 to the 2004 3Q 10-QSB.)

      4.32 Common Stock Purchase Warrant issued to Jorge Leon, Ph.D., on September 15, 2004 representing the right to purchase 25,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.4 to the 2004 3Q 10-QSB.)

      4.33 Common Stock Purchase Warrant issued to Jan L. Dorfman on September 15, 2004 representing the right to purchase 20,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.5 to the 2004 3Q 10-QSB.)

      4.34 Common Stock Purchase Warrant with an issue date of July 18, 2003 in favor of Azimuth Corporation representing the right to purchase 2,875,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.39 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on April 14, 2005 (the "2004 10-K").)

      4.35 Common Stock Purchase Warrant with an issue date of July 18, 2003 in favor of Cadmus Corporation representing the right to purchase 3,625,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.40 to the 2004 10-K.)

   Exhibit No.           Description

      4.36 Common Stock Purchase Warrant issued to Michael Pasini on February 15, 2005 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed on August 16, 2005.)

      4.37 Common Stock Purchase Warrant issued to Dan Burns on May 2, 2005 representing the right to purchase 556,500 shares of common stock. (Incorporated herein by reference to Exhibit 4.1 to Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as filed on May 20, 2005.)

      4.38* Form of subscription agreement to purchase common stock of the Company at $0.025 per share.

      4.39* Form of common stock purchase warrant issued as part of 2005 financings representing the right to purchase shares of common stock of the Company at $0.10 per share

      4.40* Common Stock Purchase Warrant issued to Reid Jilek on March 1, 2006 representing the right to purchase 1,000,000 shares of common stock.

      4.41* Common Stock Purchase Warrant issued to Eric Gombrich on March 1, 2006 representing the right to purchase 300,000 shares of common stock.


      10.1+           Employment Agreement, dated May 1, 1998, between Peter P.
                      Gombrich and InPath, LLC, as amended on December 4, 1998. (Incorporated herein by reference to Exhibit 10.6 of the Ampersand Medical Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed on March 31, 1999(the "1998 10-K").)

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

   Exhibit No.           Description

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

      10.12           Amendment No.1 to the 12% Convertible Secured Promissory
                      Note issued in connection with certain Bridge II financing in October 2002. (Incorporated herein by reference to Exhibit 10.47 to the 2003 3Q 10-QSB.)

      10.13 Amendment No. 1 dated July 31, 2003 to the Indenture dated October 1, 2002 issued in connection with certain Bridge II financing in October 2002 (Incorporated herein by reference to Exhibit 10.48 to the 2003 3Q 10-QSB.)

      10.14 Form of consulting agreement with Dan Burns and Eugene Martineau. (Incorporated herein by reference to Exhibit
                      10.49 to the 2003 3Q 10-QSB.)

      10.15           Proposal for consulting agreement with Reid Jilek.
                      (Incorporated herein by reference to Exhibit 10.50 to the 2003 3Q 10-QSB.)

      10.16 Form of Subscription Agreement for Bridge III $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.47 to the 2003 10-KSB.)

      10.17 Form of Note for Bridge III $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.48 to the 2003 10-KSB.)

      10.18 Form Registration Rights Agreement issued in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.49 to the 2003 10-KSB.)

      10.19 Form of General Security Agreement by the Company in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.50 to the 2003 10-KSB.)

      10.20 Form of Warrant issued in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit
                      10.51 to the 2003 10-KSB.)

      10.21           Form of Subscription Agreement for Bridge IV Offering.
                      (Incorporated herein by reference to Exhibit 4.3 to the 2004 1Q 10-QSB.)

      10.22 Form of Note for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.4 to the 2004 1Q 10-QSB.)

      10.23           Form of General Security Agreement for Bridge IV Offering.
                      (Incorporated herein by reference to Exhibit 4.5 to the 2004 1Q 10-QSB.)

      10.24 Form of Registration Rights Agreement for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.6 to the 2004 1Q 10-QSB.)

   Exhibit No.           Description

      10.25 Form of Subscription Agreement for the Company's August 2004 common stock offering. (Incorporated herein by reference to Exhibit 4.6 to the 2004 3Q 10-QSB.)

      10.26 Settlement Agreement, effective as of October 14, 2004, by and among the Company, AccuMed and MonoGen, Inc. and accompanying License Agreement, made as of October 14, 2004, by and between MonoGen, Inc., the Company and AccuMed. (Incorporated herein by reference to Exhibit 4.8 to the Company's Form 10-QSB/A for the quarter ended September 30, 2004, as filed on November 17, 2004.)

      10.27 Form of Subscription Agreement for the Company's common stock offering beginning in December 2004. (Incorporated herein by reference to Exhibit 10.28 to the 2004 10-K.)

      10.28 General Release and Settlement Agreement, effective as of July 18, 2003, by and among the Company, Azimuth Corporation and Cadmus Corporation. (Incorporated herein by reference to Exhibit 10.29 to the 2004 10-K.)

      10.29 Agreement, made as of December 31, 2004, between British Columbia Cancer Agency Branch and the Company, AccuMed and Oncometrics. (Incorporated herein by reference to Exhibit
                      10.30 to the 2004 10-K.)

      10.30 Settlement Agreement, entered into as of December 2004, by and between Bruce Patterson and Invirion, Inc. and the Company. (Incorporated herein by reference to Exhibit
                      10.31 to the 2004 10-K.)

      10.31 Lease proposal letter agreement, dated September 22, 2004, from Spectrum Real Estate Services to the Company pertaining to the lease of premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610 to be effective as third amendment to original lease. (Incorporated herein by reference to Exhibit 10.32 to the 2004 10-K.)

      10.32 Strategic alliance agreement entered into by the Company in November 2004. (Incorporated herein by reference to Exhibit 10.33 to the 2004 10-K.)

      10.33 Settlement Agreement and Mutual Release effective June 7, 2005, by and between the Cleveland Clinic Foundation and the Company. (Incorporated herein by reference to Exhibit
                      10.1 to the 2005 3Q 10-QSB.)

      10.34 General Release and Confidentiality Agreement, entered into October 2005, by and between Eric Gombrich and the Company. (Incorporated herein by reference to Exhibit 10.2 to the 2005 3Q 10-QSB.)

      10.35 Settlement Agreement and Mutual Release, entered into October 2005, by and among the Lash Group Inc., Peter Gombrich and the Company. (Incorporated herein by reference to Exhibit 10.3 to the 2005 3Q 10-QSB.)

      10.36* Clinical Study Agreement, entered into January 2006, between University Hospitals of Cleveland and the Company.

      10.37* Separation Agreement, entered into December 31, 2005, between Denis M. O'Donnell, M.D. and the Company.

      14 Code of Ethics and Business Conduct of Officers, Directors and Employees of Molecular Diagnostics, Inc. (Incorporated herein by reference to Exhibit 99.1 to the 2003 10-KSB.)

   Exhibit No.           Description

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

Item 14. Principal Accountant Fees and Services

         The information required by this Item 14 is contained in the 2006 Proxy Statement under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by reference.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MOLECULAR DIAGNOSTICS, INC.

                                  By: /s/DAVID WEISSBERG, M.D.
                                      ------------------------------------
                                      David Weissberg, M.D.
                                      Chairman and Chief Executive Officer


                                  By: /s/ROBERT MCCULLOUGH, JR
                                      ------------------------------------
                                      Robert McCullough, Jr.
                                      Chief Financial Officer

Date: April 14, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                                      Date
       ---------                       -----                                      ----

/S/ DAVID WEISSBERG, M.D.       Chairman of the Board and Chief Executive     April 14, 2006
--------------------------
     David Weissberg, M.D.      Officer (Principal Executive Officer)


/s/ ROBERT MCCULLOUGH, JR       Chief Financial Officer                       April 14, 2006
--------------------------
     Robert McCullough, Jr      (Principal Accounting Officer)

/s/ ALEXANDER M. MILLEY         Director                                      April 14, 2006
--------------------------
      Alexander M. Milley

/S/ JOHN ABELES                 Director                                      April 14, 2006
--------------------------
    John Abeles


                                  39

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Molecular Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Molecular Diagnostics, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended. Our audits also included the financial statement schedule listed in the index at item 14. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Molecular Diagnostics, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring substantial net losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
April 13, 2006

PART I--FINANCIAL INFORMATION

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                          December 31,
                                                                                     ----------------------
                                                                                       2005          2004
                                                                                     --------      --------
                                     Assets
Current Assets:
   Cash and cash equivalents ...................................................     $     --      $     11
   Accounts receivables, net of allowance for doubtful accounts of $0 and
   $0 at December 31, 2005 and 2004, respectively ..............................           38            30
   Inventories .................................................................           26            48
   Deferred financings costs ...................................................           --            80
   Prepaid expenses and other current assets ...................................           73            14
                                                                                     --------      --------
        Total current assets ...................................................          137           183
Fixed Assets, net ..............................................................          233           326
Other Assets:
   Licenses, patents, and technology, net of amortization ......................           20            20
                                                                                     --------      --------

        Total assets ...........................................................     $    390      $    529
                                                                                     ========      ========

                 Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
   Checks issued in excess of amounts on deposit ...............................     $      5      $     --
   Accounts payable ............................................................        3,714         4,426
   Accrued payroll costs .......................................................          643         1,084
   Accrued expenses ............................................................        2,292         1,944
   Deferred revenue ............................................................           25            25
   Due to stockholder ..........................................................           37            38
   Lease obligation ............................................................           96           110
   Notes payable--related parties ..............................................           70            70
   Notes payable ...............................................................        3,557         4,955
                                                                                     --------      --------
        Total current liabilities ..............................................       10,439        12,652
                                                                                     --------      --------

Stockholders' Equity (Deficit):
Preferred stock; $0.001 par value; shares authorized 10,000,000;
   1,102,192 and 1,119,192 shares issued
   and outstanding at December 31, 2005 and 2004, respectively
   (Liquidation value of all classes of preferred stock of
   $9,459 at December 31, 2005) ................................................        7,716         7,767
Common stock, $0.001 par value; 375,000,000 shares authorized;
   154,665,084 and 99,792,292 shares issued and 154,472,995
   and 99,600,204 shares outstanding at December 31, 2005 and
   2004, respectively ..........................................................          155           100
Additional paid-in capital .....................................................       52,386        45,961
Treasury stock; 192,088 shares at December 31, 2005 and 2004 ...................         (327)         (327)
Accumulated deficit ............................................................      (69,911)      (65,565)
Accumulated comprehensive loss--Cumulative translation adjustment ..............          (68)          (59)
                                                                                     --------      --------
        Total stockholders' equity (deficit) ...................................      (10,049)      (12,123)
                                                                                     --------      --------
        Total liabilities and stockholders' equity (deficit) ...................     $    390      $    529
                                                                                     ========      ========

 The accompanying notes are an integral part of these consolidated financial statements.


                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                    Year Ended December 31,
                                                               --------------------------------
                                                                    2005               2004
                                                               -------------      -------------
Net Sales ................................................     $         117      $         243
Costs and Expenses:
      Cost of goods sold .................................                21                 24
      Research and development ...........................              (100)               834
      Selling, general and administrative expenses .......             1,346              4,109
                                                               -------------      -------------
      Total costs and expenses ...........................             1,267              4,967
                                                               -------------      -------------
Operating loss ...........................................            (1,150)            (4,724)
                                                               -------------      -------------
Other income (expense):
      Interest expense--related party ....................                (9)               (53)
      Interest expense ...................................            (3,167)            (1,950)
      Loss on litigation settlements .....................                --             (6,850)
      Other, net .........................................                --                 10
                                                               -------------      -------------
      Total other income (expense) .......................            (3,176)            (8,843)
                                                               -------------      -------------
Loss from continuing operations before income taxes ......            (4,326)           (13,567)
Income taxes .............................................                --                 --
                                                               -------------      -------------
Net loss .................................................     $      (4,326)     $     (13,567)
                                                               =============      =============
Preferred stock dividends ................................               (20)            (1,034)
                                                               -------------      -------------
Total dividends ..........................................               (20)            (1,034)
                                                               -------------      -------------
Net loss applicable to common stockholders ...............     $      (4,346)     $     (14,601)
                                                               =============      =============
Basic and fully diluted net loss per common share ........     $        (.04)     $        (.19)
                                                               =============      =============
Weighted average number of common shares outstanding......       110,037,893         76,964,553
                                                               =============      =============


   The accompanying notes are an integral part of these consolidated financial statements.


                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                           2005           2004
                                                                                         --------       --------
Operating Activities:
 Net loss ..........................................................................     $ (4,326)      $(13,567)
         Amortization of debt discount .............................................        2,673          1,085
         Depreciation and amortization .............................................          117            575
         Amortization of fees ......................................................           80            362
         (Gain) Loss on sale of fixed assets .......................................            3            (99)
         Return of fixed assets in exchange for relief of indebtedness .............           --            149
         Loss on intangible assets upon legal settlement ...........................           --          6,488
         Stock, warrants, and options issued for settlement of debt ................          421             --
         Stock, warrants, and options issued to non-employees for services .........           58          1,489
         Notes issued in payment of expenses .......................................           --            446
         Stock returned for settlement .............................................          (47)            --
Changes in assets and liabilities:
                 Accounts receivable ...............................................           (8)            (4)
              Inventories ..........................................................           21             47
              Due from stockholder .................................................           (1)           (16)
              Prepaid expenses and other current assets ............................          (58)          (141)
              Checks issued in excess of amounts on deposit ........................            5             (5)
Accounts payable ...................................................................         (713)          (882)
              Deferred revenue .....................................................           --            (25)
Lease obligation ...................................................................          (13)          (169)
              Accrued expenses .....................................................          425            305
                                                                                         --------       --------
Net cash used for operating activities .............................................       (1,363)        (3,962)
                                                                                         --------       --------
Cash used in investing activities:
Expenditures for licenses, patents, and technology .................................           --            (20)
Capital purchases ..................................................................          (27)          (187)
                                                                                         --------       --------
Net cash used for investing activities .............................................          (27)          (207)
                                                                                         --------       --------
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable ................................           --          4,236
Proceeds from issuance of common stock .............................................        1,483            810
Payments of notes payable ..........................................................         (104)          (894)
Proceeds from sale of fixed assets .................................................           --             28
                                                                                         --------       --------
Net cash provided by financing activities ..........................................        1,379          4,180
                                                                                         --------       --------
Net increase/(decrease) in cash and cash equivalents ...............................          (11)            11
Cash and cash equivalents at beginning of period ...................................           11              0
                                                                                         --------       --------
Cash and cash equivalents at end of period .........................................     $      0       $     11
                                                                                         ========       ========


Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest ...........................................................................     $      3       $    135
Non-cash transaction during the period for:
Warrants issued for deferred financing costs .......................................     $     --       $  1,329
Preferred stock and cumulative dividends converted into common stock ...............     $     71       $  6,451
Convertible promissory notes and accrued interest converted into common stock.......     $  4,494              $
Foreign currency translation adjustment ............................................     $     (9)      $    (17)



           The accompanying notes are an integral part of these consolidated financial statements.


                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)


                                               Preferred Stock                   Common Stock
                                               Par Value $0.001                Par Value  $0.001             Treasury Stock
                                        ----------------------------    ---------------------------   ----------------------------
                                           Shares          Amount          Shares         Amount         Shares          Amount
                                        ------------    ------------    ------------   ------------   ------------    ------------

January 1, 2004 .....................      2,511,108    $     12,894      45,830,928   $         46        192,088    $       (327)
Comprehensive Loss:
   Net loss .........................                             --                             --                             --
   Foreign currency translation .....                             --                             --                             --

Total net comprehensive
   Loss .............................                             --                             --                             --
Series B preferred stock and
   cumulative dividends
   converted to common stock ........       (434,750)         (1,739)      2,280,798              2                             --
Series C preferred stock and
   cumulative dividends
   converted to common stock ........       (930,000)         (2,790)      5,703,816              6                             --
Series E preferred stock and
   cumulative dividends
   converted to common stock ........        (27,166)           (598)        935,483             --                             --
Bridge I conversions ................                             --       9,985,182             10                             --
Bridge II conversions ...............                             --      17,619,242             18                             --
Sales of common stock ...............                             --      10,988,096             11                             --
Common stock issued for
   services .........................                             --       3,024,333              3                             --
Common stock issued in
   lieu of debt .....................                             --       2,647,748              3                             --
Common stock issued to
   employees ........................                             --         216,666             --                             --
Common stock issued for
   financing fees ...................                             --         560,000              1                             --
Beneficial conversion feature
   on convertible notes .............                             --              --             --                             --
Warrants issued with debt ...........                             --              --             --                             --
Warrants issued for financing
   fees .............................                             --              --             --                             --
Warrants issued for services ........                             --              --             --                             --
Warrants issued in settlement
   of debt ..........................                             --              --             --                             --
                                        ------------    ------------    ------------   ------------   ------------    ------------
December 31, 2004 ...................      1,119,192    $      7,767      99,792,292   $        100        192,088    $       (327)
                                        ============    ============    ============   ============   ============    ============

           The accompanying notes are an integral part of these consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)


                                                                                                   Total
                                           Additional                            Other          Stockholders'
                                             Paid-In         Accumulated     Comprehensive        Equity
                                             Capital           Deficit            Loss           (Deficit)
                                          ------------      ------------      ------------      ------------
January 1, 2004 .....................     $     29,553      $    (50,673)     $        (42)     $     (8,549)
Comprehensive Loss:
   Net loss .........................               --           (13,567)               --           (13,567)
   Foreign currency translation .....               --                --               (17)              (17)
                                                                                                ------------
Total net comprehensive
   Loss .............................               --                --                --           (13,584)
Series B preferred stock and
   cumulative dividends
   converted to common stock ........            2,279              (542)               --                --
Series C preferred stock and
   cumulative dividends
   converted to common stock ........            3,417              (633)               --                --
Series E preferred stock and
   cumulative dividends
   converted to common stock ........              748              (150)               --                --
Bridge I conversions ................             1487                --                --             1,497
Bridge II conversions ...............            2,377                --                --             2,395
Sales of common stock ...............              799                --                --               810
Common stock issued for
   services .........................              284                --                --               287
Common stock issued in
   lieu of debt .....................              266                --                --               269
Common stock issued to
   employees ........................               14                --                --                14
Common stock issued for
   financing fees ...................               47                --                --                48
Beneficial conversion feature
   on convertible notes .............            3,394                --                --             3,394
Warrants issued with debt ...........              619                --                --               619
Warrants issued for financing
   fees .............................              529                --                --               529
Warrants issued for services ........               84                --                --                84
Warrants issued in settlement
   of debt ..........................               64                --                --                64
                                          ------------      ------------      ------------      ------------
December 31, 2004 ...................     $     45,961      $    (65,565)     $        (59)     $    (12,123)
                                          ============      ============      ============      ============

           The accompanying notes are an integral part of these consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)


                                               Preferred Stock                   Common Stock
                                               Par Value $0.001                Par Value  $0.001              Treasury Stock
                                        ----------------------------    ---------------------------   ----------------------------
                                           Shares          Amount          Shares         Amount         Shares          Amount
                                        ------------    ------------    ------------   ------------   ------------    ------------
January 1, 2005 .....................      1,119,192    $      7,767      99,792,292   $        100        192,088    $       (327)
Comprehensive Loss:
   Net loss .........................                             --                             --                             --
   Foreign currency translation......                             --                             --                             --

Total net comprehensive
   Loss .............................                             --                             --                             --
Series C preferred stock and
   cumulative dividends
   converted to common stock ........        (17,000)            (51)        118,260             --                             --
Bridge I conversions ................                             --       2,008,962              2                             --
Bridge III conversions ..............                             --      15,282,236             15                             --
Bridge IV conversions ...............                             --      25,605,000             26                             --
Sales of common stock ...............                             --      11,858,334             12                             --
Common stock subscribed for
   services .........................                             --              --             --                             --
Common stock returned for
   settlement .......................                             --              --             --                             --
Warrants issued for services ........                             --              --             --                             42
Warrants issued in settlement
   of debt ..........................                             --              --             --                             --
                                        ------------    ------------    ------------   ------------   ------------    ------------
December 31, 2005 ...................      1,102,192    $      7,716     154,665,084   $        155        192,088    $       (327)
                                        ============    ============    ============   ============   ============    ============

           The accompanying notes are an integral part of these consolidated financial statements.

                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)


                                                                                                    Total
                                           Additional                            Other          Stockholders'
                                             Paid-In         Accumulated     Comprehensive         Equity
                                             Capital           Deficit           Loss             (Deficit)
                                          ------------      ------------      ------------      ------------
January 1, 2005 .....................     $     45,961      $    (65,565)     $        (59)     $    (12,123)
Comprehensive Loss:
   Net loss .........................               --            (4,326)               --            (4,326)
   Foreign currency translationxxxxxx               --                --                (9)               (9)
                                                                                                ------------
Total net comprehensive
   Loss .............................               --                --                --            (4,335)
Series C preferred stock and
   cumulative dividends
   converted to common stock ........               71               (20)               --                --
Bridge I conversions ................              292                --                --               294
Bridge III conversions ..............            1,560                --                --             1,575
Bridge IV conversions ...............            2,599                --                --             2,625
Sales of common stock ...............            1,471                --                --             1,483
Common stock subscribed for
   services .........................               16                --                --                16
Common stock returned for
   settlement .......................              (47)               --                --               (47)
Warrants issued for services ........               42                --                --                42
Warrants issued in settlement
   of debt ..........................              421                --                --               421
                                          ------------      ------------      ------------      ------------
December 31, 2005 ...................     $     52,386      $    (69,911)     $        (68)     $    (10,049)
                                          ============      ============      ============      ============

      The accompanying notes are an integral part of these consolidated financial statements.


                  MOLECULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005 and 2004

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

      Inventory of Instruments, Component Parts and Labor

      Inventory of instruments and component parts consisted of AcCell instruments and component parts necessary to manufacture AcCell instruments as of December 31, 2005 and 2004. The manufacturing process is carried out in the facilities of a third-party contractor. Inventory is stated at the lower of cost or market; cost is determined by the first-in first-out method.

      Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over the assets' estimated useful lives. Principal useful lives are as follows:

      Furniture and fixtures....................  5 years
      Laboratory equipment......................  5 years
      Computer and communications equipment.....  3 years
      Design and tooling........................  5 years
      Leasehold improvements....................  Useful life or term of lease, whichever is shorter

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

      Net Loss Per Share

      Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. MDI's calculation of diluted net loss per share excludes potential common shares as the effect would be anti-dilutive. Cumulative and deemed dividends on convertible preferred shares totaled approximately $4,453,000 and $3,569,000 at December 31, 2005 and 2004,
respectively. Loss per share applicable to common stockholders was $0.04 and $0.19 for the years then ended December 31, 2005 and 2004, respectively. Potential common shares include stock underlying convertible notes and convertible preferred stock, accrued interest on convertible notes payable in common stock, cumulative dividends on preferred stock payable in common stock, and stock issuable upon exercise of stock options and warrants. The weighted-average number of options and warrants to purchase common stock using the treasury stock method for 2005 and 2004 was 7,294,319 and 867,818 shares, respectively.

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

      Exchanges of Nonmonetary Assets

      In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29." This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

      Inventory Costs

      In November 2004, FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

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

      Consolidation of Variable Interest Entities

      The Financial Accounting Standards Board (FASB) has issued Interpretation No. 46 (FIN-46R) (Revised December 2003), "Consolidation of Variable Interest
Entities: an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2004 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2004. The adoption of FIN 46 did not have a material effect on the Company's financial statements and related disclosures because it does not have any variable interest entity relationships.

      Effect of Contingently Convertible Instruments on Diluted Earnings per
Share

      In October 2004, the FASB ratified the consensus reached in Emerging Issue Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

      Impairment and Application to Certain Investments

      On November 3, 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments", FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The Company anticipates the impact of FSP FAS 115-1 and FAS 124-1 on the Company's consolidated results of operations and financial condition will not be material.

      Accounting Changes and Error Corrections

      In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections" (SFAS 154). This statement replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate SFAS 154 will materially impact its Consolidated Financial Statement upon its adoption on January 1, 2006.

Note 3. Fixed Assets

        Fixed assets consist of the following at December 31 (in thousands):
                                                             2005       2004
                                                            ------     ------
        Furniture and fixtures............................  $  116     $  116
        Laboratory equipment..............................     595        595
        Computer and communications equipment.............     320        320
        Design and tooling................................     170        160
        Leasehold improvements............................      28         28
                                                            ------     ------
                                                             1,229      1,219
        Less accumulated depreciation and amortization....    (996)      (893)
                                                            ------     ------
                Total.....................................  $  233     $  326
                                                            ======     ======

         Aggregate Depreciation Expense

         For the years ended December 31, 2005 and 2004, aggregate depreciation expense for fixed assets was $117,000 and $156,000, respectively.

Note 4. Licenses, Patents, and Technology

      Licenses, patents, and technology include the following at December 31 (in thousands):

                                                             2005         2004
                                                            ------       ------
         Licenses.......................................    $   20       $   20
         Patent costs...................................       133          133
         LabCorp. Technology Agreement..................       260          260
                                                            ------       ------
         Subtotal.......................................       413          413
         Less accumulated amortization..................      (393)        (393)
                                                            ------       ------
                 Total..................................    $   20       $   20
                                                            ======       ======

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

      During 2005 and 2004, the Company recorded all costs related to the prosecution of patents as legal expenses.

      Aggregate Amortization Expense

For the years ended December 31, 2005 and 2004, aggregate amortization expense for licenses, patents and technology was zero and $419,000, respectively.

Note 5. Accrued Expenses

         Accrued expenses include the following at December 31 (in thousands):

                                                               2005       2004
                                                              -------    -------

         Accrued interest..................................   $   898    $   994
         Accrued interest--related party...................        34         25
         Accrued settlement costs..........................       438        438
         Accrued taxes.....................................       589        476
         Other accrued expenses............................       333         11
                                                              -------    -------
                 Total.....................................   $ 2,292    $ 1,944
                                                              =======    =======

      MDI was delinquent in paying a portion of federal and state employee and employer payroll taxes for 2005, 2003, 2002 and 2001. The delinquent federal payroll taxes relating to 2003 and 2002 were paid in full in April 2004. The delinquent federal payroll taxes relating to 2001 were paid in full in January 2005. Federal and state employee and employer payroll taxes for the fourth quarter of fiscal 2005 remain unpaid at December 31, 2005.

      The Company owed $57,000 and $97,000 as of December 31, 2005 and 2004, respectively, for federal payroll taxes, which were included in accrued payroll costs in the accompanying balance sheet.

      MDI is also delinquent in filing certain federal and state income tax returns for 2004, 2003 and 2002 and is working to complete and file the returns. The delinquent federal and state income tax returns for 2001 were filed in March 2005.

Note 6. Notes Payable--Related Parties

      Notes payable to related parties at December 31 (in thousands, except for descriptions) consist of:


                                                                                 2005         2004
                                                                                -----        -----
         Northlea Partners, Ltd., $25,000 Promissory Note issued
            August 6, 2001; interest rate 15% per annum........................ $  25        $  25
         Northlea Partners, Ltd., $15,000 Promissory Note issued
            September 20, 2001; interest rate 9% per annum.....................    15           15
         Northlea Partners, Ltd., $15,000 Bridge II convertible
            promissory note issued May 1, 2003; interest rate
            12% per annum (see description under Bridge II
            notes in Note 7-Notes Payable for other terms and
            conditions)........................................................    15           15
         Robert Shaw, $25,000 Promissory Note issued
            September 20, 2001; interest rate 9% per annum.....................    15           15
                                                                                -----        -----
                                                                                $  70        $  70
                                                                                =====        =====


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

            Peter Gombrich Bridge II Note and Other Amounts Due. On March 5, 2004, the Bridge II Convertible Promissory Note (and accrued interest thereon) issued to Peter Gombrich in December 2003 was converted into 2,113,987 common shares. Further, Peter Gombrich was owed $37,299 and $52,953 at December 31, 2005 and 2004, respectively, for previous unsecured non-interest bearing advances to the Company, which are classified as a liability -Due To Stockholder..

      Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable-related parties due to the uncertainty regarding repayment or possible conversion and the Company's current financial condition.

Note 7. Notes Payable

      Notes payable to unrelated parties at December 31 (in thousands, except for descriptions) consist of:


                                                                 2005      2004
                                                                ------    ------
      Bridge I Convertible Promissory Notes; due December
      31, 2002; interest rate 7% per annum; convertible into
      common stock at 75% of the market price on date of
      conversion; beneficial conversion feature valued at
      $1,042,000 at June 30, 2002; warrants at an exercise
      price of $0.25 per share; additional warrants at an
      exercise price equal to 150% of note conversion
      price.....................................................$  500    $  750
      Bridge II Convertible Promissory Notes; due July 31,
      2004; interest rate 12% or 15% per annum; convertible
      into common stock at $0.10 or $0.15 per share;
      beneficial conversion feature valued at $1,777,000 and
      $330,000 at December 31, 2003 and 2002, respectively;
      warrants at an exercise price of $0.15 or $0.20 per
      share..................................................... 1,285     1,285
      Bridge III Convertible Promissory Notes; due December
      31, 2008; interest rate 10% per annum; convertible
      into common stock at $0.10 per share; beneficial
      conversion feature valued at $1,604,000 at June 30,
      2004; warrants at an exercise price of $0.15 per
      share.....................................................   130       268
      Bridge IV Convertible Promissory Notes; due December
      31, 2008; interest rate 10% per annum; convertible
      into common stock at $0.10 per share; beneficial
      conversion feature valued at $1,791,000 at June 30,
      2004; warrants at an exercise price of $0.15 per share
      - converted in
      2005......................................................    --     1,085
      Monsun, AS, $500,000 Promissory Note issued November
      1, 2000; due July 31, 2002; interest rate 20% per
      annum, compounded into principal amount; beneficial
      conversion feature valued at $125,000 at November 1,
      2000......................................................   953       782
      O.P., LLC, $29,390 Promissory Note issued May 12,
      2003; interest at 7% per annum; monthly principal
      payments of $1,316 plus interest commencing June 1,
      2003; paid September,
      2005......................................................    --         6
      MonoGen, Inc., $305,000 Promissory Note issued October
      14, 2004; interest at 14% per annum; first installment
      of $25,000 due November 1, 2004 with monthly principal
      and interest installments of $10,000 thereafter; due
      January 1, 2007...........................................   305       305
      Xillix Technologies Corporation, $361,000 Promissory
      Note issued June 26, 1998; interest rate Canadian
      Prime plus 6% per annum; represents a debt of
      AccuMed...................................................    34        34
      Ungaretti & Harris LLP, $211,368 Secured Promissory
      Note issued May 8, 2003; interest at 12% per annum;
      due September 30,
      2003......................................................    51       149
      Ernst & Young LLP, $30,800 Promissory Note issued July
      17, 2003; interest at 12% per annum commencing January
      1, 2003; due December 31,
      2003......................................................    31        31
      Western Economic Diversification, $221,000 Promissory
      Note issued June 1989; no interest; represents a debt
      of
      Oncometrics...............................................   247       239
      Ventana Medical Systems, Inc., $62,946 Promissory Note
      issued November 30, 2003; due December 31, 2003;
      interest at 8% per annum payable after December 31,
      2003 .....................................................    21        21
                                                                ------    ------
                                                                $3,557    $4,955

      Bridge I. In 2002, MDI issued an aggregate $3,185,000 in Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the Company's common stock on the date of conversion. In addition, MDI issued to each holder a warrant that entitled each such holder to purchase one share of common stock at an exercise price of $0.25 per share for each dollar of principal. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. In addition, at the time of conversion of the note, each holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. This offer continued to remain outstanding as of December 31, 2005. MDI has not determined a value for these warrants as of December 31, 2004 and 2005. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature.

      Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were offered warrants to purchase one new share for every four shares acquired by the noteholder upon exercise of such holder's conversion rights under the notes. This offer continued to remain outstanding as of December 31, 2005.

      During the twelve months ended December 31, 2004, holders of $1,325,000 principal amount of Bridge I convertible promissory notes elected to convert their notes and related accrued interest of approximately $173,000 into 9,985,182 shares of unregistered common stock. The remaining $750,000 in principal Bridge I notes remained unconverted and outstanding at December 31, 2004.

      During the twelve months ended December 31, 2005, holders of Bridge I Convertible Promissory Notes elected to convert an aggregate $301,000 note principal and accrued interest into 2,008,962 of unregistered common stock. The remaining $500,000 in principal Bridge I notes remained unconverted and outstanding at December 31, 2005.

      Bridge II. Beginning in October 2002, MDI began an issue of up to $4,000,000 in Bridge II Convertible Promissory Notes to accredited investors. MDI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, MDI issued Bridge II notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note (see discussion above) and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company's then-Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of MDI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of MDI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a "first come - first served basis," is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and 2002, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of zero and $334,909 to reflect amortization of the discount during the twelve months ended December 31, 2005 and 2004, respectively.

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

      For the 12 months ended December 31, 2004, holders of $2,146,000 principal amount of Bridge II convertible promissory notes elected to convert their notes and related accrued interest of approximately $251,000 into 17,619,242 shares of unregistered common stock. Included in the above conversion amounts are amounts due Peter P. Gombrich, the Company's then Chairman, of $305,667 in Bridge II principal and $11,431 in accrued interest thereon, which were converted into an aggregate 2,113,987 shares of unregistered common stock. The remaining $1,300,000 in principal Bridge II notes remained unconverted and outstanding at December 31, 2004 and 2005, respectively.

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

      With the exception of the conversion of Suzanne Gombrich's note, which was converted following stockholder approval of an increase in the number of authorized shares of common stock of the Company in July 2004, these requirements were satisfied on April 2, 2004 and the Company issued $1,500,000 in convertible promissory notes in exchange for cash. The funds were used for repayment of the Suzanne Gombrich note, payment of taxes, and working capital. On May 21, 2004, the Company issued an additional $162,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $266,014 and $208,595 to reflect amortization of the discount during the 12 months ended December 31, 2005 and 2004, respectively. Through December 31, 2005, the Company had issued $1,662,500 in principal amount of Bridge III convertible promissory notes in exchange for cash.

      For the twelve months ended December 31, 2005, holders of Bridge III Convertible Promissory Notes elected to convert an aggregate $1,568,459 note principal and accrued interest into 15,282,236 unregistered common shares. As a result of the Bridge III notes conversion, the Company recorded interest expense of $918,176 for the remaining unamortized beneficial conversion feature discount on the note principal. The remaining $302,500 in principal Bridge III notes remained unconverted and outstanding at December 31, 2005.

      Bridge IV. Beginning in February 2004, MDI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion price of the notes issued to date has been less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $499,000 and $1,292,000 at June 30, 2004 and March 31, 2004, respectively. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $278,636 and $302,288 to reflect amortization of the discount during the 12 months ended December 31, 2005 and 2004, respectively.

      The notes are convertible at any time into the common stock of MDI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security interest in all of the Company's assets. MDI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008. Through December 31, 2005, the Company had issued $2,573,500 in principal amount of Bridge IV convertible promissory notes in exchange for cash.

      As of December 31, 2005, all holders of Bridge IV Convertible Promissory Notes elected to convert an aggregate $2,624,266 note principal and accrued interest into 25,605,000 unregistered common shares. As of December 31, 2005, the Bridge IV note holders representing over 85% of the total principal note amounts also elected to waive $332,455 accrued interest resulting in a one-time interest forgiveness expense reduction for the year then ended. As a result of the Bridge IV notes conversion, the Company recorded interest expense of $1,209,975 for the remaining unamortized beneficial conversion feature discount on the note principal. There are no Bridge IV Convertible Promissory Notes outstanding as of December 31, 2005.

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

      Ungaretti & Harris LLP. In March 2005, MDI entered into a settlement agreement, related to a lawsuit filed by Ungaretti & Harris for unpaid legal fees, for $150,000 payable in installments of $25,000 commencing March 22, 2005 with subsequent payments due in ninety day increments until the balance is paid in full. The parties have since modified the settlement agreement and MDI has two final payments to make which will conclude in June 2006.

      See Note 13 - Legal Proceedings for a description of the legal proceedings regarding or giving rise to the above notes.

      Defaults. Specific events of default have occurred on a significant majority of the outstanding notes payable issued by MDI, including the Bridge I and Bridge II convertible promissory notes, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun convertible promissory note and the MonoGen note payable, MDI has not received any written declarations of default from holders of its outstanding notes payable.

      Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable due to the uncertainty regarding repayment or possible conversion and the Company's current financial condition.

Note 8. Stockholders' Equity

      Sale of Equity

      A summary of the Company's preferred stock capital table as of December 31, 2005 is as follows:


                                                                       Shares Issued &
      Offering                                    Shares Authorized      Outstanding
      --------                                    -----------------    ---------------
      Series A convertible......................         590,197             82,655
      Series B convertible, 10% cumulative......       1,500,000            365,106
      Series C convertible, 10% cumulative......       1,666,666            245,833
      Series D convertible, 10% cumulative......         300,000            175,000
      Series E convertible, 10% cumulative......         800,000            233,598
      Undesignated Preferred Series.............       5,143,137                 --
                                                     -----------        -----------
      Total Preferred Stock.....................      10,000,000          1,102,192
                                                     ===========        ===========

      Convertible Cumulative Preferred Stock Conversions:

      During the third quarter of 2005, a holder of Series C Convertible Cumulative Preferred Stock elected to convert 17,000 shares and cumulative dividends into 118,260 unregistered shares of the Company's common stock.

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

Series B Convertible Preferred Stock
Liquidation Value:      $4.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        4.00--Liquidation Value divided by Conversion Price ($4.00/$1.00)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing June 30, 2001
Conversion Period:      Any time
Cumulative dividends in arrears at December 31, 2005 were $719,383

Series C Convertible Preferred Stock
Liquidation Value:      $3.00 per share
Conversion Price:       $0.60 per share
Conversion Rate:        5.00--Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing June 30, 2002
Conversion Period:      Any time
Cumulative dividends in arrears at December 31, 2005 were $307,123

Series D Convertible Preferred Stock
Liquidation Value:      $10.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        10.00--Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing April 30, 2002
Conversion Period:      Any time
Cumulative dividends in arrears at December 31, 2005 were $729,726

Series E Convertible Preferred Stock
Liquidation Value:      $22.00 per share
Conversion Price:       $0.80 per share
Conversion Rate:        27.50--Liquidation Value divided by Conversion Price ($22.00/$0.80)
Voting Rights:          Equal in all respects to holders of common shares
Dividends:              10%--Quarterly--Commencing May 31, 2002 Conversion Period: Any time
Cumulative dividends in arrears at December 31, 2005 were $2,062,875

      Issuance of Common Shares for Cash

      2005

      Beginning in December 2004, MDI began an offering of common stock to accredited investors in exchange for cash. As part of the offering, MDI granted each investor a warrant to purchase common stock at an exercise price of $0.10 per share, with the first $250,000 of investment to receive 50% warrant coverage and subsequent investments in excess of $250,000 to receive 25% coverage.

      In the first quarter of 2005, the Company had received net aggregate proceeds of $505,000 and issued an aggregate 9,608,334 shares of restricted common stock, as well as warrants to purchase 2,402,084 shares of common stock. MDI valued the warrants at $183,775 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital - warrants for the quarter ended March 31, 2005.

      In the second quarter of 2005, the Company received net aggregate proceeds of $96,000 and issued an aggregate 2,250,000 shares of restricted common stock, as well as warrants to purchase 562,500 shares of common stock, in connection with the offering begun in December 2004. MDI valued the warrants at $23,671 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital - warrants for the quarter ended June 30, 2005.

      In the third quarter of 2005, the Company received net aggregate proceeds of $579,700 and issued an aggregate 29,660,000 shares of unregistered subscribed common stock at $0.025 per share with no warrant coverage and are reflected in Additional Paid-In Capital until such time as such shares are actually issued by the Company's transfer agent and will then be reflected in our Common Stock register and account.

      In the fourth quarter of 2005, the Company received net aggregate proceeds of $302,000 and issued an aggregate 12,850,496 shares of unregistered subscribed common stock at prices per share ranging from $0.025 to $0.04 with no warrant coverage and are reflected in Additional Paid-In Capital until such time as such shares are actually issued by the Company's transfer agent and will then be reflected in our Common Stock register and account.

      2004

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

      Issuance of Common Stock for Services

      2005

      In the fourth quarter of 2005, MDI issued 650,496 shares of common stock at $0.025 per share in exchange for services to a non-employee professional services firm for $16,262 services due in full satisfaction of the vendor's accounts payable balance due as of December 31, 2005.

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

      2005

      In February 2005, MDI issued warrants to purchase 200,000 shares of common stock with an exercise price of $0.10 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $16,260 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      In May 2005, MDI issued warrants to purchase 556,500 shares of common stock with an exercise price of $0.06 per share to a non-employee financial consultant for past financial services. MDI valued the warrants at $25,265 using the Black-Scholes valuation model and recorded the amount to additional paid-in capital - warrants for the quarter ended June 30, 2005.

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

      Issuance of Warrants for Debt

      On July 18, 2003, Mr. Milley, a director of MDI, Azimuth Corporation (of which Mr. Milley is President and Chairman of the Board) and Cadmus Corporation (of which Mr. Milley is President), agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which warrants entitled the holders to purchase a total of 3,125,000 shares of MDI common stock at various exercise prices between $0.01 and $1.25 per share. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required MDI to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 1,500,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company's issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties' agreement to cancel these warrants, including their individual anti-dilution clauses, and the forgiveness of approximately $100,000 owed to Azimuth and Cadmus, in February 2005, MDI issued warrants to purchase 2,875,000 and 3,625,000 shares to Azimuth and Cadmus, respectively, at an exercise price of $0.30 per share. MDI had also agreed to issue a 120-day warrant entitling the holders to purchase 500,000 shares of common stock at an exercise price of $0.30, which warrant expired on November 19, 2003. MDI valued the warrants at $420,551 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

      Exchange of certain Bridge I, III, IV Convertible Promissory Notes for Common Shares

      As described in more detail in Note 7, during the third quarter of fiscal 2005, noteholders of certain Bridge I, III and IV Convertible Promissory Notes elected to exchange an aggregate $4,494,000 principal and accrued interest for 42,896,198 unregistered shares of the Company's common stock

      Application of Black-Scholes Valuation Model

      In applying the Black-Scholes valuation model for the years 2005 and 2004, the Company has used an expected dividend yield of zero, a risk-free interest rate of 4.61% and 4.85% for the 2005 and 2004 periods, respectively, volatility factors of 277% and 131%, respectively, and a fair value of the underlying common shares equal to the closing market price on the date of the grant for both periods. The expected life equaled the term of the warrants, options, or restricted shares.

      Warrants

      At December 31, 2005, the Company had the following outstanding warrants to purchase shares of Common Stock:

                         Weighted
                          Average
        Total Shares      Exercisable     Exercise Price      Expiration Date
        ------------      -----------     --------------      ---------------

            39,834          39,834            $15.060         Perpetual
           180,000         180,000             $0.720         January 8, 2006
            25,000          25,000             $0.010         February 1, 2006
         1,000,000       1,000,000             $0.250         February 7, 2006
           599,942         599,942             $1.200         February 28, 2006
         1,100,000       1,100,000             $0.200         July 2, 2006
           150,000         150,000             $1.200         July 10, 2006
           750,000         750,000             $1.000         July 26, 2006
           312,500         312,500             $1.000         August 6, 2006
           150,000         150,000             $0.500         October 1, 2006
           172,120         172,120             $0.820         October 11, 2006
           597,750         597,750             $1.000         November 30, 2006
           200,000         200,000             $0.700         March 31, 2007
            51,493          51,493             $0.010         May 31, 2007
         3,185,000       3,185,000             $0.250         July 31, 2007
           200,000         200,000             $0.160         November 1, 2007
         1,000,000       1,000,000             $0.100         April 2, 2008
           500,000         500,000             $0.170         September 2, 2008
           400,000         400,000             $0.170         September 16, 2008
           935,000         935,000             $0.170         September 16, 2008
           415,625         415,625             $0.100         December 31, 2008
           643,375         643,375             $0.100         December 31, 2008
         2,130,984       2,130,984             $0.170         June 7, 2009
           681,625         681,625             $0.180         June 15, 2009
           700,000         700,000             $0.170         August 26, 2009
           200,000         200,000             $0.100         September 15, 2009
           345,000         345,000             $0.200         September 15, 2009
         2,083,334       2,083,334             $0.100         December 9, 2009
         2,588,445       2,588,445             $0.200         December 1, 2009
           250,000         250,000             $0.330         July 14, 2009
           375,000         375,000             $0.100         January 2, 2010
           291,667         291,667             $0.100         January 24, 2010
           454,167         454,167             $0.100         January 25, 2010
         6,500,000       6,500,000             $0.300         February 8, 2010
           200,000         200,000             $0.100         February 15, 2010
           239,583         239,583             $0.100         February 16, 2010
           500,000         500,000             $0.100         March 17, 2010
            41,667          41,667             $0.100         March 20, 2010
           500,000         500,000             $0.100         March 23, 2010
           541,667         541,667             $0.100         April 6, 2010
           556,500         556,500             $0.060         May 2, 2010
            20,833          20,833             $0.100         May 17, 2010
           750,000         750,000             $0.001         February 12, 2012
       -----------      ----------             ------
        32,558,111      32,558,111             $0.650
       ===========      ==========             ======

      The Company is obligated under the terms of subscription agreements for the Bridge I and Bridge II convertible promissory notes to issue additional warrants to the note holders based on certain events. If and when the holder of a Bridge I note elects to convert the principal of the note into shares of MDI common stock, the holder is entitled to receive a warrant to purchase one share of MDI common stock for each four shares of MDI common stock into which the note is converted at an exercise price equal to $0.20, based on the written offer dated October 10, 2003. Since the Bridge I convertible promissory note holders have not all accepted the offer to convert their convertible promissory notes and accrued interest into common shares at $0.15 per share, the number of warrants to be issued cannot be determined until such time as the notes are actually converted into the common stock of MDI. If and when the Company completes additional financing plans as outlined in the subscription agreements for the Bridge II notes, the holder of a Bridge II note will be entitled to receive a warrant to purchase one share of stock for each three shares into which the note is convertible. The exercise price of the warrants is $0.15 per share for Bridge II notes that fall into the class of the first $1,000,000 in cash subscriptions and $0.20 for the holders of the remaining Bridge II notes.

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

      Shares of Common Stock

      The shareholders approved at the Company's Annual Meeting of Stockholders the amendment to the Company's Certificate of Incorporation (as amended to date) to increase the number of authorized shares of common stock from 300,000,000 shares to 375,000,000 shares in anticipation of raising capital through the issuance of Company securities.

Note 9. Leases

      As of December 31, 2005, the Company leased approximately 2,540 square feet of space for its Chicago, Illinois corporate headquarters and research laboratory and offices under an operating lease expiring in 2008. Total rental expense related to the Company's headquarters location during the years ended December 31, 2005 and 2004 was $68,000 and $119,000, respectively.

      MDI had another lease obligation relating to the pre-merger office space of AccuMed. During 2002, AccuMed's landlord brought suit against AccuMed for unpaid rent and obtained a judgment in the amount of approximately $157,000. In the first quarter of 2004, a preliminary settlement was reached on the outstanding judgment and four payments totaling $54,896 were paid. As of December 31, 2005, a balance of one monthly payment totaling $13,724 remains due. MDI also agreed to issue 823,466 shares of its common stock as part of the final settlement.

      Future minimum annual lease payments under these leases as of December 31, 2005 are (in thousands):

                                                                                        AccuMed
                                                                         Operating       Lease
         Year                                                             Leases      Obligation
         ----                                                             ------      ----------
         2006..........................................................    $  70      $      115
         2007..........................................................    $  72
         2008..........................................................    $  62
                                                                           -----      ----------
         Total lease payments..........................................    $ 204      $      115
                                                                           =====      ==========

         Amount of interest included in the minimum lease payments.....               $      (19)
                                                                                      ----------

         Carrying value of lease obligation............................               $       96
                                                                                      ==========



                                      F-27

Note 10. Income Taxes

      Significant components of deferred income taxes consist of the following at December 31 (in thousands):

                                                            2005         2004
                                                          --------      --------
            Deferred tax assets related to:
            Net operating loss carryforwards..........    $ 24,271      $ 22,497
              Writedown of intangibles................          16            18
                 Accrued liabilities..................         231            --
                  Accrued expenses....................         122           113
                                                          --------      --------
                                                            24,640        22,628
                       Less valuation reserve.........      24,640        22,628
                                                          --------      --------
                     Net deferred tax asset...........    $     --      $     --
                                                          ========      ========

      At December 31, 2005, the Company had domestic net operating loss carryforwards aggregating approximately $61,000,000. For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carryforwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $2,012,000 and $2,714,000 for the years ended December 31, 2005 and 2004, respectively.

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

      MDI applies APB No. 25 and related interpretations in accounting for options granted to employees under the Plan. No compensation cost was recorded during 2005 or 2004 for options granted to employees, as the exercise price approximated the fair value of the underlying common stock on the date of the grant. Had stock options been accounted for under the fair value method recommended by FAS 123, the Company's net loss allocated to common stockholders would have been changed to the pro forma amounts indicated below:

                                                                      For the Year Ended December 31,
                                                                         2005              2004
                                                                       ----------       ----------
                                                              (in thousands except for per share amounts)

Net loss applicable to common shareholders as reported.............    $  (4,326)       $ (14,601)
Deduct: Total stock-based compensation expense determined
  under the fair value based method for all awards and
  forfeitures, net of related taxes................................           (9)            (139)
                                                                       ----------       ----------
Pro forma net loss applicable to common shareholders...............    $  (4,335)       $ (14,740)
                                                                       ==========       ==========

Basic loss and diluted per share applicable to common
  shareholders - as reported........................................    $   (.04)        $    (.19)
                                                                       =========        ==========
Basic and diluted loss per share applicable to common
  shareholders - pro forma..........................................    $   (.04)        $    (.19)
                                                                       =========        ==========

      The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.61% and 4.85% for the 2005 and 2004 periods, respectively; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of 277% and 131% for each year and a weighted average expected life of the options of 2.5 to 5 years.

      A summary of the Company's stock option activity and related information follows:

                                                                                        Weighted
                                                                                         Average
                                                                                        Exercise
                                                                         Options          Price
                                                                        ---------       --------
      Outstanding at December 31, 2003 ...........................      3,494,648
      Granted ....................................................      2,500,000      $  0.1540
      Exercised ..................................................             --
      Forfeited ..................................................     (1,046,921)     $  1.0276
                                                                       ----------
      Outstanding at December 31, 2004 ...........................      4,947,727
      Granted ....................................................             --
      Forfeited ..................................................       (943,736)     $  1.9032
                                                                       ----------
      Outstanding at December 31, 2005 ...........................      4,003,991
                                                                       ==========
      Exercisable at December 31, 2005 ...........................      3,290,658      $  0.4412
                                                                       ==========

      Weighted average fair value of options granted in 2004......                     $  0.1540

      No options were granted in fiscal 2005.

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

Note 13. Legal Proceedings

Settled in 2005

      The Cleveland Clinic Foundation. In March 2003, The Cleveland Clinic Foundation filed suit against MDI (U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:03CV056)) seeking approximately $315,000 for certain clinical trial work conducted by the Foundation in the Peoples Republic of China on behalf of MDI. In June 2005, the parties executed a settlement agreement and in September 2005, MDI made final payment of $85,000 in full satisfaction of the settlement agreement and requested that the Foundation take all steps necessary to file a satisfaction of judgment. MDI has no further monetary obligations under this settlement.

      Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee. In February 2004, former MDI employees Daniel Kussworm, Jennifer Kawaguchi, and Susan Keesee filed suit against MDI and former Chairman Peter Gombrich, in the Circuit Court of Cook County, Illinois (04 L 1941) to recover wages and other compensation allegedly due them. These claims were settled and fully satisfied in January 2005, and the lawsuit has been dismissed.

      Ungaretti & Harris. In May 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against MDI in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. MDI has one final payment to make in June of 2006.

      The Lash Group, Inc. In June 2004, The Lash Group, Inc., a healthcare consulting firm, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Mecklenburg County, North Carolina (04 CVS 10367). The Lash Group sought approximately $94,000, plus interest, attorney fees, and court costs, for the alleged breach of an agreement, with respect to which Peter Gombrich, the former Chairman and Chief Executive Officer, and MDI were sought to be held primarily liable. In October 2005, MDI entered into a settlement agreement with The Lash Group, which required The Lash Group to file a voluntary dismissal with prejudice of the lawsuit. In March 2006, MDI made its final payment in full satisfaction of the settlement agreement. MDI has no further monetary obligations under this settlement.

      Eric Gombrich. In May 2004, former MDI officer Eric Gombrich filed suit against MDI, Denis M. O'Donnell, M.D., Peter Gombrich, Dennis Bergquist, and Michael Brodeur (some of whom are no longer officers or directors of the Company) in the Circuit Court of Cook County, Illinois (04 L 05661). Mr. Gombrich claimed that MDI breached a written employment contract and that it owed him $631,258 (plus interest) and 300,000 shares of MDI stock. In October 2005, MDI entered into a settlement agreement with Mr. Gombrich pursuant to which MDI agreed to pay Mr. Gombrich an aggregate $116,000 in three scheduled payments and issue him a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $.10 per share exercisable until July 31, 2009. The parties also agreed to a release and covenant not to sue for any and all claims arising out of Mr. Gombrich's employment. Pursuant to the settlement, the case against all defendants was dismissed in November 2005. MDI has made the three scheduled payments and has no further monetary obligations under this settlement.

      Kanan, Corbin, Schupak & Aronow, Inc. In August 2004, Kanan, Corbin, Schupak & Aronow, Inc. ("KCSA") filed suit against AccuMed International, Inc. f/d/b/a Molecular Diagnostics, Inc., in the Circuit Court of Cook County, Illinois (04 L 9109), seeking $59,678, plus interest and court costs, for services provided. The parties agreed to a settlement in 2005, which was paid in full. MDI has no further monetary obligation under this settlement.

      Reid Jilek. In October 2004, Reid Jilek filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 CH 17375). Mr. Jilek claimed that MDI had breached a 2003 services agreement and that MDI subsequently breached a 2004 settlement agreement. Mr. Jilek sought $180,000 pursuant to the services agreement or, alternatively, $114,000 pursuant to the settlement agreement. Mr. Jilek also sought a court order that MDI issue him 1,500,000 warrants to purchase MDI stock at $0.17 per share pursuant to the services agreement. MDI previously issued to Mr. Jilek warrants to purchase 500,000 shares of its common stock at $0.17 per share. MDI entered into a settlement agreement with Mr. Jilek in December 2005 pursuant to which MDI paid Mr. Jilek $15,000 for attorney fees, issued him warrants to purchase 1,000,000 shares at $.04 per share (in exchange for the cancellation of the previously issued warrants to purchase 500,000 shares) and has agreed to pay Mr. Jilek $5,000 each month for the next 30 months. The first four payments have been made as scheduled.

      Esoterix, Inc. Esoterix, Inc. made a claim against MDI for $19,725 arising from a laboratory services agreement that it maintained MDI breached. In March 2005, Esoterix filed suit against MDI to collect this claim in the Circuit Court of Cook County, Illinois (05 M1 116482). MDI entered into a settlement agreement with Esoterix in October 2005 pursuant to which MDI agreed to pay Esoterix $13,000 in full satisfaction of its claims. The case was dismissed following payment in October 2005. The parties also agreed to a mutual release of all claims.

Pending as of December 31, 2005 and Settled in 2006

      Arthur Lipper III. In July 2004, Arthur Lipper III filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 L 7671). Mr. Lipper claims that MDI breached a consulting services agreement and sought $60,000, plus interest and court costs. MDI entered into a settlement agreement with Mr. Lipper in February 2006 pursuant to which MDI has agreed to pay Mr. Lipper $60,000 in full satisfaction of his claims. Under the agreement, MDI's payments to Mr. Lipper will conclude in April 2006. The lawsuit has been dismissed.

      Diamics LLC. In October 2005, the Company filed suit against Diamics LLC and related parties in the U.S. District Court, Northern District of California (C05-4282). Diamics was formed by Peter Gombrich, MDI's former Chairman of the Board and CEO. MDI alleged that Mr. Gombrich and a former employee misappropriated MDI's proprietary information, trade secrets and patented products, and the suit charged Diamics with misappropriation of trade secrets, unfair business practices, conversion, and patent and copyright infringement.

      MDI's suit against Diamics was in part a response to a suit filed by Diamics against MDI in June 2005 in the U.S. District Court, Northern District of California (C05-02549). The complaint in that suit sought declaratory judgment of no misappropriation, conversion, libel or unjust enrichment, and requested that the court enter judgment as follows: declaration that Diamics has not directly or indirectly misappropriated MDI's trade secrets, confidential and proprietary intellectual property, reputation, or goodwill; declaration that Diamics has not converted MDI's confidential and proprietary intellectual property; declaration that Diamics has not been unjustly enriched; and for an order enjoining MDI and its officers, agents, servants, and employees from asserting that Diamics or its employees engaged in the above mentioned conduct. These cases were settled and MDI has no further monetary obligations under the settlement.

Pending as of December 31, 2005 and March 31, 2006

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

      Medical College of Georgia Research Institute, Inc. In November 2003, the Medical College of Georgia Research Institute, Inc. filed suit against MDI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for MDI. Georgia Research Institute claimed that the principal amount of the obligation due from MDI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. In October 2004, the court entered summary judgment in favor of Georgia Research Institute and against MDI in the amount of $68,404.

      The Regents of the University of California. In May 2004, The Regents of the University of California filed suit against MDI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claims that MDI breached an agreement to sponsor a research project for a period of one year. The complaint seeks compensatory damages in the amount of $57,530 and additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against MDI in the amount of $132,827, which includes court costs. The parties have been involved in settlement negotiations with respect to this matter.

      Peter Gombrich. In April 2005, former MDI officer Peter Gombrich filed suit against MDI and MDI's former Chief Executive Officer Denis M. O'Donnell, M.D. in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claims that MDI breached a written employment contract and that it owes him in excess of $849,500 (plus interest and attorneys' fees). Mr. Gombrich also alleged a claim against MDI for contribution and indemnification regarding agreements he allegedly signed as a personal guarantor for certain alleged MDI obligations. MDI filed a motion to compel the case to arbitration, consistent with Mr. Gombrich's employment agreement. This motion was granted in August 2005. In late 2005, MDI filed its answer and affirmative defenses, and has asserted numerous counterclaims against Mr. Gombrich. The hearing on the parties' counterclaims is currently proceeding before the arbitrator.

Miscellaneous

      Other Creditors; Wage and Related Claims. MDI is a defendant in a few lawsuits brought by current or former unsecured creditors to collect past due amounts for goods and services. MDI has recorded the amounts due in its records and is attempting to settle these suits and unfiled claims. MDI is also currently negotiating the settlement of wage claims brought by a former employee and a former consultant seeking to collect for unpaid wages and severance benefits. MDI has recorded the amounts due in its records and is attempting to settle these claims. MDI does not consider any of these claims to be material.

      The Lumber Company (formerly Garrett Realty, Inc.). Prior to MDI's acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for office space located in Chicago, Illinois (Circuit Court of Cook County, Illinois (Case No. 01 M1 725821)). In July 2002, judgment was entered in favor of Garrett in the amount of approximately $157,000. In December 2002, pursuant to a court order, Garrett seized approximately $12,500 from an MDI bank account as a partial payment against the judgment amount. MDI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments, but contested the right of Garrett to pursue collection of the judgment against the assets of MDI. During the first quarter of 2004, MDI reached a preliminary settlement on the outstanding judgment amounting to approximately $157,000 (plus interest) at that time, which required six monthly payments. In 2004, MDI made the first four required monthly payments. MDI also agreed to issue shares of its common stock as part of the final settlement. In March 2005, Garrett assigned its right, title and interest in the judgment to The Lumber Company. In March 2006, MDI and Lumber Co. entered into a formal settlement agreement under the same general terms reflected above. In connection with that March 2006 agreement, MDI paid to Lumber Co. $13,724 and owes one final payment of $13,724. MDI also issued to Lumber Co. 823,466 shares of MDI common stock. Final payment was made in April 2006. MDI has no further monetary obligations under this settlement.

Note 14. Subsequent Events

      Delinquent Tax Liabilities

      MDI is delinquent in paying federal and state employee and employer payroll taxes for the fourth quarter of fiscal 2005. These remain unpaid at April 13, 2006.

      MDI is also delinquent in filing certain federal and state income tax returns for 2004, 2003 and 2002 and is working to complete and file such returns.

      Short-term Liquidity Problems

      During the first quarter of 2006, MDI continued to experience severe liquidity problems and had insufficient cash on hand to effectively manage the business during such period. From January 1, 2005 through March 31, 2006, the Company raised $2,390,500 from the issuance of common stock to accredited investors. MDI has continued to raise operating cash pursuant to the issuance of additional restricted common stock and management is in the process of negotiating additional financing.

      Plan to Restructure Outstanding Liabilities

      The Company's new management team is working to develop a restructuring proposal to provide unsecured creditors a settlement plan, which is contingent on the Company's ability to raise sufficient new equity to fund operations.

Note 15. 2005 Third Quarter 10-QSB

      Management determined during the year-end audit that the interest expense reported in the consolidated statement of operations for the quarter ended September 30, 2005 was understated by approximately $2,128,000. This interest expense charge represents the unamortized portion of the beneficial conversion feature only for the Bridge III and Bridge IV note holders that converted. This charge was required to be recognized and expensed when the convertible promissory note holders converted their notes and accrued interest into the Company's common stock. Because the year-end results supersede that filing, the Company elected to only reflect the change in these consolidated financial statements. The Company intends to reclassify the 2005 comparable amounts when the 2006 third quarter results are reported for the period ended September 30, 2006.

Schedule IX--Valuation and Qualifying Accounts

                                                              Additions
                                                               Charged                                             Balance
                                            Balance at        to Costs                                             at End
                                             Beginning           and                              Other              of
Description                                  of Period        Expenses         Retirements       Changes           Period
-----------                                  ---------        --------         -----------       -------           ------
Reserves and allowances
  deducted from asset accounts..........
Allowance for uncollectible
  accounts receivable...................
Year ended December 31, 2005............    $       0         $       0         $      0         $       0         $     0
Year ended December 31, 2004............    $      50         $       0         $     50         $       0         $     0
Reserves and allowances which support
  balance sheet caption reserves........
Warranty reserves
Year ended December 31, 2005............    $       0         $       0         $      0         $       0         $     0
Year ended December 31, 2004............    $       0         $       0         $      0         $       0         $     0
Inventory reserves
Year ended December 31, 2005............    $      57         $      21         $      0         $       0         $    78
Year ended December 31, 2004............    $       0         $      57         $      0         $       0         $    57
