Form 10QSB
period 2006-03-31
MOLECULAR DIAGNOSTICS INC
filed 2006-06-09
CIK 75439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  _________ to ____________.

                          Commission File number 0-935
                          ----------------------------


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

                                       N/A
                                ----------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X     No


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).          Yes         No    X


The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE, AT MAY 30, 2006:                     246,537,401


Transitional Small Business Disclosure Format (check one):   Yes     No   X

                           MOLECULAR DIAGNOSTICS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


                                                                            Page
PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

            a) Consolidated Balance Sheets -- March 31, 2006
                 (unaudited) and December 31, 2005.............................3

            b) Consolidated Statements of Operations -- Three months ended
                 March 31, 2006 and March 31, 2005 (unaudited).................4

            c) Consolidated Statements of Cash Flows -- Three months ended
                 March 31, 2006 and March 31, 2005 (unaudited).................5

            d) Notes to Consolidated Financial Statements......................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............16

Item 3.  Controls and Procedures..............................................19

PART II. -- OTHER INFORMATION

Item 1.  Legal Proceedings....................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........20

Item 3.  Defaults upon Senior Securities..................................... 21

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................22

Item 6.  Exhibits.............................................................22

SIGNATURES....................................................................23

EXHIBIT INDEX.................................................................24

PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                           MOLECULAR DIAGNOSTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                     March 31,   December 31,
                                                                                       2006          2005
                                                                                     --------      --------
                                                                                   (Unaudited)
                                     Assets
Current Assets:
  Cash and cash equivalents ....................................................     $     --      $     --
  Accounts receivables, net of allowance for doubtful accounts of
   $0 at March 31, 2006 and December 31, 2005 ..................................           62            38
  Inventories ..................................................................           26            26
  Prepaid expenses and other current assets ....................................          124            73
                                                                                     --------      --------
              Total current assets .............................................          212           137
Fixed Assets, net ..............................................................           53           233
Licenses, patents and technology, net of amortization ..........................           20            20
                                                                                     --------      --------
              Total assets .....................................................     $    285      $    390
                                                                                     ========      ========

                      Liabilities and Stockholders' Deficit
Current Liabilities:
  Checks issued in excess of amounts on deposit ................................     $     96      $      5
  Accounts payable .............................................................        3,612         3,714
  Accrued payroll costs ........................................................          598           643
  Accrued expenses .............................................................        2,235         2,292
  Deferred revenue .............................................................           25            25
  Due to stockholder ...........................................................           37            37
  Lease obligation .............................................................           81            96
  Notes payable--related party .................................................           70            70
  Notes payable ................................................................        3,394         3,557
                                                                                     --------      --------
              Total current liabilities ........................................       10,148        10,439
                                                                                     --------      --------

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,102,192 shares issued and outstanding at March 31, 2006 and December 31, 2005
     (Liquidation value of all classes of preferred stock $9,459) ..............        7,716         7,716
Common stock, $0.001 par value; 375,000,000 shares authorized;
     205,425,465 and 154,665,084 shares issued and 205,233,377
     and 154,472,995 shares outstanding at March 31, 2006 and
     December 31, 2005, respectively ...........................................          205           155
Additional paid-in-capital .....................................................       53,704        52,386
Treasury stock; 192,088 shares at March 31, 2006 and December 31, 2005 .........         (327)         (327)
Accumulated deficit ............................................................      (71,093)      (69,911)
Accumulated comprehensive loss--
         Cumulative translation adjustment .....................................          (68)          (68)
                                                                                     --------      --------
              Total stockholders' deficit ......................................       (9,863)      (10,049)
                                                                                     --------      --------
              Total liabilities and stockholders' deficit ......................     $    285      $    390
                                                                                     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                              2006               2005
                                                                          -------------      -------------
                                                                                    (Unaudited)

Net revenues ........................................................     $          23      $          40
Operating expenses
         Cost of revenues (impairment charge of property assets).....               169                 --
         Research and development ...................................                66                 72
         Selling, general, and administrative expenses ..............               804                717
                                                                          -------------      -------------
              Total operating expenses ..............................             1,039                789
                                                                          -------------      -------------

Operating loss ......................................................            (1,016)              (749)

Interest expense:
         Interest expense - related party ...........................                (2)                (2)
         Interest expense ...........................................              (164)              (401)
                                                                          -------------      -------------
              Total interest expense ................................              (166)              (403)
                                                                          -------------      -------------
Loss before income taxes ............................................            (1,182)            (1,152)
Income tax expense ..................................................                --                 --
                                                                          -------------      -------------
      Net loss ......................................................            (1,182)            (1,152)

Preferred stock dividend ............................................                --               (225)
                                                                          -------------      -------------
      Total dividends ...............................................                --               (225)
                                                                          -------------      -------------

Net loss applicable to common stockholders ..........................     $      (1,182)     $      (1,377)
                                                                          =============      =============

Basic and diluted net loss per common share .........................     $       (0.01)     $       (0.01)
                                                                          =============      =============

Weighed average number of common shares outstanding .................       163,798,692        104,343,116
                                                                          =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                           MOLECULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                              2006        2005
                                                                                            -------      -------
                                                                                                (Unaudited)
Operating Activities:
      Net loss ........................................................................     $(1,182)     $(1,152)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization of debt discount ................................................          14          176
         Depreciation and amortization ................................................          12           34
         Impairment charge of property asset ..........................................         169           --
         Amortization of fees .........................................................          11           34
         Loss on sale of fixed assets .................................................          --            3
         Notes issued in payment of an expense ........................................          48           40
         Warrant related expenses issued in settlement of debt ........................         127          421
         Stock, warrants and options issued to non-employees for services .............          --           16
         Changes in assets and liabilities:
              Accounts receivable .....................................................         (23)          20
              Due from stockholder ....................................................          --           (1)
              Prepaid expenses and other current assets ...............................         (62)           1
              Accounts payable ........................................................        (101)         (69)
              Accrued expenses ........................................................         (43)         (48)
                                                                                            -------      -------
      Net cash used in operating activities ...........................................      (1,030)        (525)
                                                                                            -------      -------

Cash used in investing activities:
      Purchases of fixed assets .......................................................          (1)          --
                                                                                            -------      -------

Cash flows from financing activities:
      Checks issued in excess of amounts on deposit ...................................          92           --
      Net proceeds from issuance of common stock ......................................         952          521
      Lease obligation ................................................................         (13)          --
      Payment of notes payable ........................................................          --           (4)
                                                                                            -------      -------
      Net cash provided by financing activities .......................................       1,031          517
                                                                                            -------      -------
Effect of exchange rate changes on cash and cash equivalents ..........................          --           --
                                                                                            -------      -------

Net increase (decrease) in cash and cash equivalents ..................................           0           (8)

Cash and cash equivalents at the beginning of period ..................................           0           11
                                                                                            -------      -------

Cash and cash equivalents at end of period ............................................     $     0      $     3
                                                                                            =======      =======

Supplemental disclosure of cash flow information:

Cash paid during the period for:
      Interest ........................................................................     $    --      $    25
Non-cash transactions during the period for:
      Financing costs .................................................................     $    --      $    16
      Convertible promissory notes and accrued interest converted
            into common stock .........................................................     $   288      $    --

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

      In September 2001, the Company acquired 100% of the outstanding stock of AccuMed International, Inc. ("AccuMed") by means of a merger of AccuMed into a wholly-owned subsidiary. Shortly after the AccuMed merger, the Company changed its corporate name to Molecular Diagnostics, Inc. The name change was effected by the merger of our wholly-owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand. Except where the context otherwise requires, "MDI," the "Company," "we" and "our" refers to Molecular Diagnostics, Inc. and our subsidiaries and predecessors.

      MDI, in the past, was primarily focused on the design, development and marketing of its InPath(TM) System and related image analysis systems. The component products of the InPath System are intended to screen for, at the earliest possible stage, cancer and cancer-related diseases and may be used in a laboratory, clinic or doctor's office. We have designed and manufactured the AcCell(TM) computer-aided automated microscopy instrument and the AcCell Savant(TM), an instrument that includes an AcCell instrument and software and which collects quantitative cellular information used in support of a diagnostic process.

      The Company now is focused on marketing a new, fully-integrated workstation - the Automated Image Proteomic System or "AIPS(TM)" - based on updated technology. We expect that the new platform will be marketed through a distribution partner and, in certain instances, will be placed in a customers' facility on a fee-for-use basis.

      The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first three months of 2006, MDI raised net proceeds of $951,500 through the private sale of unregistered, restricted common stock. Management's plans include efforts to obtain additional capital, although no assurances can be given about the Company's ability to obtain such capital. The Company's new management team also is working to develop a restructuring proposal to provide unsecured creditors a settlement plan, which is contingent on the Company's ability to raise sufficient new equity to fund operations. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it may be unable to resume its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty. Since March 31, 2006, MDI, as part of its current common stock offering, offered common stock to accredited investors in exchange for cash. For the two months ended May 31, 2006, the Company received net proceeds of $1,319,000 and was obligated to issue approximately 19,000,000 shares of unregistered, restricted common stock in connection with such sales.

Note 2.  Basis of Presentation

      The consolidated financial statements for the periods ended March 31, 2006 and 2005 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006 or for any other period.

      Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the SEC.

Note 3.  Summary of Significant Accounting Principles

      The accounting policies and principles management believes are most critical to aid in understanding and evaluating the Company's reported consolidated financial results include the following:

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

      Foreign Currency Translation. The functional currency of the Company's foreign operations is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars using year-end exchange rates, and all revenues and expenses are translated using average exchange rates during the year. Such amounts relate to the Company's inactive Canadian subsidiary.

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

      Share-Based Payment. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Adoption of this financial statement is already in effect this quarter and did not have a material impact on the Company's consolidated financial position or results of operations.

      Effect of Contingently Convertible Instruments on Diluted Earnings per Share. In October 2004, the FASB ratified the consensus reached in Emerging Issue Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

      Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections" (SFAS 154). This statement replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not materially impact the Company's consolidated financial statements.

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

      Licenses, patents, and technology (in thousands) include the following:

                                                    March 31,  December 31,
                                                      2006         2005
                                                    -------       ------
      Licenses.................................     $    20      $    20
      Patent costs.............................         133          133
      LabCorp. technology agreement............         260          260
                                                    -------       ------
      Subtotal.................................         413          413
      Less accumulated amortization............        (393)        (393)
                                                    -------       ------
                       Total...................     $     20      $   20
                                                    ========      ======

Note 5. Accrued Expenses

      Accrued expenses (in thousands) include the following:

                                                         March 31,  December 31,
                                                           2006        2005
                                                         -------      ------
      Accrued interest..............................     $   935      $  898
      Accrued interest--related party...............          37          34
      Accrued settlement costs for legal fees.......         438         438
      Accrued franchise and other taxes.............         589         589
      Other accrued expenses........................         236         333
                                                         -------      ------
              Total.................................      $2,235      $2,292
                                                          ======      ======

      MDI was delinquent in paying a portion of federal and state employee and employer payroll taxes for the fourth quarter of fiscal 2005. These were paid in April, 2006.

Note 6.  Notes Payable--Related Parties

      Notes payable to related parties (in thousands except for descriptions) consist of:

                                                                                                    March 31,   December 31,
                                                                                                      2006         2005
                                                                                                    -------       ------
         Northlea Partners, Ltd., an affiliate of a board member, $25,000 Promissory
            Note issued August 6, 2001;interest rate 15% per annum.............................     $    25       $   25
         Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001;
            interest rate 9% per annum.........................................................          15           15
         Northlea Partners, Ltd., $15,000 Bridge II Convertible Promissory Note issued
            May 1, 2003; interest rate 12% per annum (see description under Bridge II
            Notes in Note 7-Notes Payable for other terms and conditions)......................          15           15
         Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate
            9% per annum.......................................................................          15           15
                                                                                                    -------       ------
                                                                                                    $    70       $   70
                                                                                                    =======       ======

      Peter Gombrich Amounts Due. Peter Gombrich, the Company's former Chairman and CEO, was owed $36,481 at March 31, 2006 and December 31, 2005, for both periods, for previous unsecured non-interest bearing advances to the Company, which are classified as a liability- "Due to Stockholder" in the accompanying consolidated balance sheets.

      Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable-related parties due to the uncertainty regarding repayment or possible conversion and the Company's current financial condition.

Note 7.  Notes Payable

      Notes payable to unrelated parties (in thousands except for descriptions) consist of:

                                                                                                      March 31,    December 31,
                                                                                                         2006         2005
                                                                                                       -------       ------
         Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,042,000 at June
            30, 2002; warrants at an exercise price of $0.20 per share; additional
            warrants at an exercise price equal to 150% of note conversion price..................     $   300       $  500
         Bridge II Convertible Promissory Notes; due July 31, 2004; interest rate
            12% or 15% per annum; convertible into common stock at $0.10 or $0.15 per share;
            beneficial conversion feature valued at $1,777,000 and $330,000 at December 31,
            2003 and December 31, 2002, respectively;
            warrants at an exercise price of $0.15 or $0.20 per share.............................       1,260        1,285
         Bridge III Convertible Promissory Notes; due December 31, 2008; interest rate 10%
            per annum; convertible into common stock at $0.10 per share; beneficial conversion feature valued at $1,604,000 at June 30, 2004; warrants at an
            exercise price of $0.15 per share.....................................................         144          130
         Monsun, AS $500,000 Promissory Note issued November 1, 2000; due July 31,2002;
            interest rate 20% per annum, compounded into principal amount; beneficial
            conversion feature valued at $125,000 at November 1, 2000.............................       1,001          953
         MonoGen, Inc. $305,000 Promissory Note issued October 14, 2004; interest rate at 14%
            per annum; first installment of $25,000 due November 1, 2004 with monthly
            principal and interest installments of $10,000 thereafter; due January 1, 2007........         305          305
         Ungaretti & Harris LLP $211,368 Secured Promissory Note issued May 8, 2003; interest
            rate at 12% per annum; due September 30, 2003.........................................          51           51
         Ernst & Young LLP $30,800 Promissory Note issued July 17, 2003; interest rate at 12%
            per annum commencing January 1, 2003; due December 31, 2003...........................          31           31
         Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003;
            due December 31, 2003; interest at 8% per annum payable after December 31, 2003.......          21           21
         Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; interest
            rate Canadian Prime plus 6% per annum; represents a debt of AccuMed...................          34           34
         Western Economic Diversification $221,000 Promissory Note issued June 1989; no
            interest; represents a debt of Oncometrics............................................         247          247
                                                                                                       -------       ------
                                                                                                       $ 3,394       $3,557


      Bridge I. In 2002, MDI issued an aggregate $3,185,000 in Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of MDI at a conversion price equal to 75% of the market price of the Company's common stock on the date of conversion. In addition, MDI issued to each holder a warrant that entitled each such holder to purchase one share of common stock at an exercise price of $0.20 per share for each dollar of principal. MDI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. In addition, at the time of conversion of the note, each holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. Since the conversion price of the note is at a 25% discount to the market price of the common stock of MDI, the holder is considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,042,000 at June 30, 2002.

      Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were offered warrants to purchase one new share for every four shares acquired by the noteholder upon exercise of such holder's conversion rights under the notes. This offer continued to remain outstanding as of March 31, 2006.

      During the three months ended March 31, 2006, holders of $200,000 principal amount of Bridge I convertible promissory notes elected to convert their notes and related accrued interest of approximately $55,000 into 1,702,513 shares of unregistered common stock. The remaining $300,000 in principal Bridge I notes remained unconverted and outstanding at March 31, 2006.

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

      For the three months ended March 31, 2006, holders of $25,000 principal amount of Bridge II convertible promissory notes elected to convert their notes and related accrued interest of approximately $9,000 into 228,487 shares of unregistered common stock. The remaining $1,260,000 in principal Bridge II notes remained unconverted and outstanding at March 31, 2006.

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

      The funds raised by Bathgate were used for repayment of a $1 million convertible note held by the wife of a related party, payment of taxes, and working capital. On May 21, 2004, the Company issued an additional $162,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. MDI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. MDI recorded additional interest expense of $13,852 and $266,014 to reflect amortization of the discount during the three months ended March 31, 2006 and the twelve months ended December 31, 2005, respectively. At the conclusion of the offering, the Company had issued an aggregate $1,662,500 in principal amount of Bridge III convertible promissory notes in exchange for cash. The remaining face value of $302,500 in principal Bridge III notes remained unconverted and outstanding at March 31, 2006.

      Monsun. On November 1, 2000, MDI issued a convertible promissory note to Monsun, AS ("Monsun") in exchange for $500,000 in cash. The note bore interest at the rate of 20% per year and was originally due 12 months from the date of issue. The note was convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share.

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

      In May 2006, Monsun converted its convertible promissory note in the principal amount of $500,000 and $519,000 of accrued interest into 7,624,327 unregistered shares of the Company's common stock. According to the note conversion terms, the Company will record in the second quarter of 2006 an additional interest expense of $1,300,000 on the Monsun note and accrued interest conversion.

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

      Ungaretti & Harris LLP. In March 2005, MDI entered into a settlement agreement related to a judgment entered against the Company and in favor of Ungaretti & Harris LLP in the law firm's suit against MDI for unpaid legal fees. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement in satisfaction of the judgment, whereby MDI issued a note for $150,000 to the law firm, payable in installments of $25,000 commencing March 22, 2005, and with subsequent payments due in ninety day increments until paid in full. The parties have since modified the settlement agreement and as of March 31, 2006, MDI was obligated to make two final payments, both of which had been made as of June 9, 2006.

      See Note 10 - Legal Proceedings for more information regarding or giving rise to the Monsun and Ungaretti & Harris notes described above.

      Defaults. Specific events of default have occurred on a significant majority of the outstanding notes payable issued by MDI, including the Bridge I and Bridge II convertible promissory notes, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun convertible promissory note (which is no longer outstanding), the MonoGen note payable, and the note payable to Ungaretti & Harris, MDI has not received any written declarations of default from holders of its outstanding notes payable.

      Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable due to the uncertainty regarding repayment or possible conversion and the Company's current financial condition.

Note 8. Stockholders' Equity

      A summary of the Company's preferred stock capital table is as follows:

                                                                                   March 31,         December 31,
                                                                                     2006                2005
                                                                                     ----                ----
                                                                                Shares Issued &     Shares Issued &
         Offering                                                                 Outstanding         Outstanding
         --------                                                                -------------       -------------
         Series A convertible..............................................            82,655             82,655
         Series B convertible, 10% cumulative dividend.....................           365,106            365,106
         Series C convertible, 10% cumulative dividend.....................           245,833            245,833
         Series D convertible, 10% cumulative dividend.....................           175,000            175,000
         Series E convertible, 10% cumulative dividend.....................           233,598            233,598
                                                                                  -----------        -----------
Total Preferred Stock......................................................         1,102,192          1,102,192
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

Series B Convertible Preferred Stock
Liquidation Value:      $4.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        4.00--Liquidation Value divided by Conversion Price
                        ($4.00/$1.00)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing March 31, 2001
Conversion Period:      Any time
Cumulative and undeclared dividends in arrears at March 31, 2006 were $755,393

Series C Convertible Preferred Stock
Liquidation Value:      $3.00 per share
Conversion Price:       $0.60 per share
Conversion Rate:        5.00--Liquidation Value divided by Conversion Price
                        ($3.00/$0.60)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing March 31, 2002
Conversion Period:      Any time
Cumulative and undeclared dividends in arrears at March 31, 2006 were $325,259

Series D Convertible Preferred Stock
Liquidation Value:      $10.00 per share
Conversion Price:       $1.00 per share
Conversion Rate:        10.00--Liquidation Value divided by Conversion Price
                        ($10.00/$1.00)
Voting Rights:          None
Dividends:              10%--Quarterly--Commencing April 30, 2002
Conversion Period:      Any time
Cumulative and undeclared dividends in arrears at March 31, 2006 were $772,877

Series E Convertible Preferred Stock
Liquidation Value:      $22.00 per share
Conversion Price:       $0.80 per share
Conversion Rate:        27.50--Liquidation Value divided by Conversion Price
                        ($22.00/$0.80)
Voting Rights:          Equal in all respects to holders of common shares
Dividends:              10%--Quarterly--Commencing May 31, 2002 Conversion
Period:                 Any time
Cumulative and undeclared dividends in arrears at March 31, 2006 were $2,189,594

      Issuance of Common Shares for Cash

      Beginning in the third quarter of 2005, the Company began an offering of unregistered, restricted common stock to accredited investors in exchange for cash at between $0.025 and $0.04 per share. These investments are reflected in Additional Paid-In Capital until such time as such shares are actually issued by the Company's transfer agent, and will thereafter be reflected in our common stock register and account. In the first quarter of fiscal 2006, the Company received net proceeds of $951,500 from the sale of 22,000,000 shares of unregistered, restricted common stock.

      Issuance of Warrants as a Settlement

      In March 2006, MDI issued warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.04 per share to a non-employee financial consultant as a settlement for past consulting services. MDI valued the warrants at $90,000 using the fair value valuation model and recorded the amount as a current quarter administrative expense.

      In March 2006, MDI also issued warrants to purchase 300,000 shares of common stock with an exercise price of $0.10 per share to a former employee as a settlement for past employment services. MDI valued the warrants at $37,170 using the Black-Scholes valuation model and recorded the amount as a current quarter payroll expense.

      Exchange of certain Convertible Promissory Notes for Common Shares

      As described in more detail in Note 7, during the first quarter of fiscal 2006, noteholders of certain Bridge I and II Convertible Promissory Notes elected to exchange an aggregate $225,000 principal and accrued interest for 1,931,001 unregistered shares of the Company's common stock.

      In May 2006, Monsun converted its convertible promissory note in the principal amount of $500,000 and $519,000 of accrued interest into 7,624,327 unregistered shares of the Company's common stock. According to the note conversion terms, the Company will record in the second quarter of 2006 an additional interest expense of $1,300,000 on the Monsun note and accrued interest conversion.

      As of May 30, 2006, the Company had not issued 928,000 warrants to the former holders of previously converted Bridge I Convertible Promissory Notes. The Company plans to issue these warrants to such holders during the second quarter of 2006. There was no financial impact of these unissued warrants for the three months ended March 31, 2006.

      Application of Black-Scholes Valuation Model

      In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero; a risk-free interest rate of 5.07% and 4.88% for the March 31, 2006 and 2005 periods, respectively; volatility factors of 206% and 146%, respectively; and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

Note 9. Equity Incentive Plan and Employee Stock Purchase Plan

      The Company has shareholder-approved stock incentive plans for employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25. "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123, "Accounting for Stock-Based Compensation". Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended March 31, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123; and 2) compensation cost for all share-based payments granted on or after December 31, 2005, based on the grant date fair value estimated in accordance with Statement No. 123(R). In accordance with the modified prospective method, we have not restated prior period results.

      For the three months ended March 31, 2006, the Company did not recognize any share-based compensation cost and did not capitalize any shared-based compensation cost. There were no options granted for the three month period ended March 31, 2005, yet the Company recorded on a pro forma basis approximately $3,000 for vested options during this period in accordance with the fair value recognition provisions of SFAS No. 123.

                                        For the three months ended March 31,
                                                                        2005
                                                                        ----
                                     (in thousands except for per share amounts)

Net loss applicable to common shareholders as reported..........     $  (1,377)
  Deduct: Total stock-based compensation determined
    under the fair value based method for all awards and
    forfeitures, net of related taxes...........................            (3)
                                                                     ----------
  Pro forma net loss applicable to common shareholders..........     $  (1,380)
                                                                     ==========

  Basic and diluted loss per share applicable to common
    shareholders - as reported..................................     $   (0.01)
                                                                     ==========
  Basic and diluted loss per share applicable to common
    shareholders - pro forma....................................     $   (0.01)
                                                                     ==========


Note 10. Legal Proceedings

      The Company is a party to a number of legal proceedings which are described in the Company's Annual Report on Form 10-K. The following cases were initiated or resolved or had material developments since the date of the Company's Form 10-K.

      Ungaretti & Harris LLP. In May 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against MDI in the amount of $195,000, plus costs of the suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. MDI made the final payment in June 2006. MDI's payments to Ungaretti & Harris are now concluded and MDI has no further monetary obligation under the settlement.

      Arthur Lipper III. In July 2004, Arthur Lipper III filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 L 7671). Mr. Lipper claims that MDI breached a consulting services agreement and sought $60,000, plus interest and court costs. MDI entered into a settlement agreement with Mr. Lipper in February 2006 pursuant to which MDI has agreed to pay Mr. Lipper $60,000 in full satisfaction of his claims. The lawsuit has been dismissed. MDI's payments to Mr. Lipper concluded in April 2006 and MDI has no further monetary obligation under the settlement.

      Boston Healthcare Associates, Inc. In April 2006, former consultants Boston Healthcare Associates, Inc. demanded payment of $25,000, the second installment payment required pursuant to a consulting services agreement between the parties that was cancelled in August 2004. MDI entered into a full release agreement with Boston Healthcare Associates in May 2006 pursuant to which MDI has agreed to pay it $25,000 in full satisfaction of all claims. MDI's payment to Boston Healthcare Associates in May 2006 completed MDI's monetary obligation to it. MDI has no further monetary obligation to Boston Healthcare Associates, Inc.

      Tucker Anthony Sutro/RBC Dain Rauscher, Inc. In December 2005, former financial consultants Tucker Anthony Sutro's successor in interest, RBC Dain Rauscher, Inc., demanded payment of $30,000 for services Tucker Anthony Sutro provided to MDI during 2001. MDI entered into a settlement agreement with RBC Dain Rauscher as Tucker Anthony Sutro's successor in interest. Pursuant to that agreement and release, MDI paid $10,000 to RBC Dain Rauscher in full satisfaction of all claims in May 2006. MDI has no further monetary obligation to Tucker Anthony Sutro or RBC Dain Rauscher, Inc.

Note 11. Impairment of Property Assets

      The Company recorded an impairment charge of $169,000 during the quarter ended March 31, 2006, related to capitalized design and tooling equipment. The Company determined that such equipment would not be used in its future operations.


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

      These forward-looking statements are based on beliefs of our management as well as current expectations, projections and assumptions currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, under the caption "Risk Factors", and include our ability to raise capital; our ability to settle litigation; our ability to retain key employees; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors.

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

Overview of Molecular Diagnostics, Inc.

      Molecular Diagnostics, Inc., is a biomolecular diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. MDI is currently focused on the design, development and marketing of its AIPS(TM) System and related image analysis systems. The AIPS(TM) System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor's office.

      The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the human body. Our goal is to utilize this research as a basis to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We are developing a series of products to address these criteria including sample collection devices, chemical and biological tests, and analysis instruments and related software.

      Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require significant additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

      The Company has incurred significant operating losses since its inception. The Company has raised approximately $38,000,000 from March 1998 through March 31, 2006. Management expects that significant on-going operating expenditures will be necessary to successfully implement MDI's business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about MDI's ability to continue as a going concern. Implementation of the Company's plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first three months of 2006, MDI raised net proceeds of $951,500 through the private sale of unregistered, restricted common stock. Management's plans include efforts to obtain additional capital, although no assurances can be given about the Company's ability to obtain such capital. The Company's new management team also is working to develop a restructuring proposal to provide unsecured creditors a settlement plan, which is contingent on the Company's ability to raise sufficient new equity to fund operations. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it may be unable to resume its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty. From January 1, 2006 through March 31, 2006, the Company raised $951,500 through the sale of unregistered, restricted common stock. Since March 31, 2006, MDI, as part of its current common stock offering, offered common stock to accredited investors in exchange for cash. For the two months ended May 31, 2006, the Company received net proceeds of $1,319,000 and was obligated to issue approximately 19,000,000 shares of unregistered, restricted common stock in connection with such sales.

Critical Accounting Policies and Changes to Accounting Policies

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

         There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 3 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Results of Operations

      The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and our audited consolidated financial statements and notes thereto, as well as our Management's Discussion and Analysis, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC.

      Three Months Ended March 31, 2006 as compared to Three Months Ended March
      -------------------------------------------------------------------------
31, 2005
--------

      Revenue

      Revenues for the three months ended March 31, 2006 decreased $17,000, or 43%, to $23,000 from revenues of $40,000 for the same period in 2005. This decrease was the result of a reduction in revenue from the sale of our slide-based installed systems.

      Costs and Expenses

      Cost of Revenues

      Cost of revenues is comprised of an impairment charge of $169,000 during the quarter ended March 31, 2006, related to capitalized design and tooling equipment. The Company determined that such equipment would not be used in its future operations. No such charge was made during the comparable quarter of fiscal 2005.

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

      For the quarter ended March 31, 2006, our R&D expenses were $66,000, a decrease of $6,000, or 8%, over R&D expenses of $72,000 during the same period in 2005 as a result of decreased depreciation expense on a portion of fully-depreciated laboratory equipment.

      Selling, General and Administrative

      For the quarter ended March 31, 2006, selling, general and administrative expenses ("SG&A") were $804,000, an increase of $87,000, or 12%, over expenses of $717,000 for the same period in 2005. This increase included increases in our legal and outside consulting costs, offset by a decrease in financing costs and administrative payroll expenses.

      Significant components of SG&A are compensation costs for executive, sales and administrative personnel; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; and amortization/depreciation charges.

      Interest Expense

      Interest expense, including interest expense to related parties, decreased $237,000 for the first quarter ended March 31, 2006 to $166,000, a decrease of 59% over interest expense of $403,000 during the same period of 2005. The decrease resulted from noteholder conversions during the third and fourth quarters of fiscal 2005 and the first quarter of fiscal 2006 in Bridge I, II, III and IV convertible promissory notes. The prior year conversions of Bridge III and IV convertible promissory notes substantially reduced the remaining unamortized debt discount remaining as of March 31, 2006.

      Net Loss

      The net loss for the three-month period ended March 31, 2006 before preferred dividends totaled $1,182,000, compared with $1,152,000 for the same period in 2005, an increase of $30,000 or 3%. The increase resulted from an increase in cost of revenues and SG&A expenses, offset by decreases in interest and R&D expenses. In addition, cumulative dividends on the Company's outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled zero for the quarter ended March 31, 2006, compared with $225,000 for the same period in 2005. The net loss applicable to common stockholders for the three months ended March 31, 2006 was $1,182,000, or $0.01 per share, on 163,600,135 weighted average common shares outstanding. This compared with the net loss applicable to common stockholders for the three-month period ended March 31, 2005 of $1,377,000, or $0.01 per share, on 104,343,116 weighted average common shares outstanding.

Liquidity and Capital Resources

      Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to limited numbers of U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $1,030,000 and $525,000 for the first quarter ended March 31, 2006 and 2005, respectively, in operating activities.

      We experienced severe liquidity problems during the quarter ended March 31, 2006. As a result, we were forced to continue our operations at a minimum level. Officers refrained from drawing salaries during portions of the first quarter of 2006 and 2005 in order to reduce demands on our limited cash position. We were able to raise funds through the sale of common stock during the quarter, although the proceeds of the common stock offerings were used to satisfy certain obligations coming due at that time as well as for the payment of a limited amount of current operational expenses.

      At March 31, 2006 and December 31, 2005, we had zero cash on hand. This cash position results from our loss from operations and our inability to raise sufficient new capital due to very unfavorable conditions in financing markets, both public and private, for companies in general, and especially for small life sciences companies such as ours. We were unable to raise sufficient funds during the quarter to maintain adequate cash reserves and to meet the ongoing operational needs of the business.

      We incurred $1,400 of capital expenditures for computer equipment during the first quarter of fiscal 2006 and no capital expenditures during the same period of 2005. Capital expenditures are defined as disbursements for laboratory equipment, leasehold improvements, software, and furniture/fixtures with a purchase price in excess of $1,000 per item and useful life in excess of one year. MDI is striving to keep capital expenditures to a minimum due to capital and liquidity constraints, and the Company has no plans for material commitments for capital expenditures in the near-term.

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

Part II. Other Information

Item 1.  Legal Proceedings

      The Company is a party to a number of legal proceedings which are described in the Company's Annual Report on Form 10-K. The following cases were initiated or resolved or had material developments since the date of the Company's Form 10-K.

      Ungaretti & Harris LLP. In May 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against MDI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against MDI in the amount of $195,000, plus costs of the suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. MDI made the final payment in June 2006. MDI's payments to Ungaretti & Harris are now concluded and MDI has no further monetary obligation under the settlement.

      Arthur Lipper III. In July 2004, Arthur Lipper III filed a lawsuit against MDI in the Circuit Court of Cook County, Illinois (04 L 7671). Mr. Lipper claims that MDI breached a consulting services agreement and sought $60,000, plus interest and court costs. MDI entered into a settlement agreement with Mr. Lipper in February 2006 pursuant to which MDI has agreed to pay Mr. Lipper $60,000 in full satisfaction of his claims. The lawsuit has been dismissed. MDI's payments to Mr. Lipper concluded in April 2006 and MDI has no further monetary obligation under the settlement.

      Boston Healthcare Associates, Inc. In April 2006, former consultants Boston Healthcare Associates, Inc. demanded payment of $25,000, the second installment payment required pursuant to a consulting services agreement between the parties that was cancelled in August 2004. MDI entered into a full release agreement with Boston Healthcare Associates in May 2006 pursuant to which MDI has agreed to pay it $25,000 in full satisfaction of all claims. MDI's payment to Boston Healthcare Associates in May 2006 completed MDI's monetary obligation to it. MDI has no further monetary obligation to Boston Healthcare Associates, Inc.

      Tucker Anthony Sutro/RBC Dain Rauscher, Inc. In December 2005, former financial consultants Tucker Anthony Sutro's successor in interest, RBC Dain Rauscher, Inc., demanded payment of $30,000 for services Tucker Anthony Sutro provided to MDI during 2001. MDI entered into a settlement agreement with RBC Dain Rauscher as Tucker Anthony Sutro's successor in interest. Pursuant to that agreement and release, MDI paid $10,000 to RBC Dain Rauscher in full satisfaction of all claims in May 2006. MDI has no further monetary obligation to Tucker Anthony Sutro or RBC Dain Rauscher, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

      Common Stock. Beginning in the third quarter of 2005, the Company began an offering of unregistered, restricted common stock to accredited investors in exchange for cash at between $0.025 and $0.12 per share. These investments are reflected in Additional Paid-In Capital until such time as such shares are actually issued by the Company's transfer agent and will thereafter be reflected in our common stock register and account. In the first quarter of fiscal 2006, the Company received net proceeds of $951,500 from the sale of 22,000,000 shares of unregistered, restricted common stock.

      Warrants. In March 2006, MDI issued warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.04 per share to a non-employee financial consultant as a settlement for past consulting services. MDI valued the warrants at $90,000 using the fair value valuation model and recorded the amount as a current quarter administrative expense.

      In March 2006, MDI also issued warrants to purchase 300,000 shares of common stock with an exercise price of $0.10 per share to a former employee as a settlement for past employment services. MDI valued the warrants at $37,000 using the Black-Scholes valuation model and recorded the amount as a current quarter payroll expense.

      Exchange of certain Convertible Promissory Notes for Common Shares. As described in more detail in Note 7, during the first quarter of fiscal 2006, noteholders of certain Bridge I and II Convertible Promissory Notes elected to exchange an aggregate $225,000 principal and accrued interest for 1,931,001 unregistered shares of the Company's common stock. In May 2006, Monsun converted its convertible promissory note in the principal amount of $500,000 and $519,000 of accrued interest into 7,624,327 unregistered shares of the Company's common stock. According to the note conversion terms, the Company will record in the second quarter of 2006 an additional interest expense of $1,300,000 on the Monsun note and accrued interest conversion

      MDI issues securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to MDI's SEC filings.

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

Company Repurchases of Securities

      During the first quarter of fiscal 2006, neither the Company nor any affiliated purchaser of the Company purchased equity securities of MDI.

Item 3.  Defaults upon Senior Securities

      As of March 31, 2006, MDI had failed to make the required principal and interest payments, constituting events of default, on the following notes payable:

      o     $300,000 in Bridge I convertible promissory notes;
      o     $1,265,000 in Bridge II convertible promissory notes;
      o     $1,001,000 Monsun AS convertible promissory note;
      o     $51,000 Ungaretti & Harris LLP secured promissory note;
      o     $31,000 Ernst & Young LLP promissory note;
      o     $305,000 MonoGen, Inc. promissory note and;
      o     $21,000 Ventana Medical Systems, Inc. promissory note

      The notes payable require the holder to notify MDI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that MDI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the Monsun AS convertible promissory note (which is no longer outstanding), the MonoGen note payable, and the note payable to Ungaretti & Harris, MDI has not received any written declarations of default from holders of outstanding notes payable.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

         See Exhibit Index

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Molecular Diagnostics, Inc.

                                       /s/ David Weissberg, M.D.
                                       -----------------------------------------
                                           David Weissberg, M.D.
                                           Chairman and Chief Executive Officer

                                       /s/ Robert F. McCullough, Jr.
                                       -----------------------------------------
                                           Robert F. McCullough, Jr.
                                           Chief Financial Officer

Date: June 9, 2006

                                  EXHIBIT INDEX



Exhibit
Number                     Description

31.1     Section 302 certification by principal executive officer.

31.2     Section 302 certification by principal financial officer.

32.1     Section 906 certification by principal executive officer.

32.2     Section 906 certification by principal financial officer.