Form 10QSB
period 2006-06-30
CytoCore Inc
filed 2006-08-21
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from                      to                     .
Commission File number 0-935

CYTOCORE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	36-4296006

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
414 North Orleans Street, Suite 502
Chicago, IL 60610
(Address of Principal Executive Offices)
(312) 222-9550
(Issuer’s Telephone Number, including Area Code)
Molecular Diagnostics, Inc.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
COMMON STOCK, $0.001 PAR VALUE, AT AUGUST 11, 2006:       267,191,784
Transitional Small Business Disclosure Format (check one):      Yes ☐      No ☒

CYTOCORE, INC.
(Formerly Molecular Diagnostics, Inc.)
QUARTERLY REPORT ON FORM 10-QSB

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CYTOCORE, INC.
(Formerly Molecular Diagnostics, Inc.)
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)

Assets

Current Assets:
Cash and cash equivalents	$2,138	$—
Accounts receivables, net of allowance for doubtful accounts of $0 at June 30, 2006 and December 31, 2005	76	38
Inventories	—	26
Prepaid expenses and other current assets	56	73

Total current assets	2,270	137
Fixed Assets, net	45	233
Licenses, patents and technology, net of amortization	20	20
Other Assets	16	—

Total assets	$2,351	$390

Liabilities and Stockholders’ Deficit

Current Liabilities:
Checks issued in excess of amounts on deposit	$—	$5
Accounts payable	1,948	3,714
Accrued payroll costs	978	643
Accrued expenses	1,949	2,292
Deferred revenue	25	25
Due to stockholder	37	37
Lease obligation	—	96
Notes payable—related party	—	70
Notes payable	1,985	3,557

Total current liabilities	6,922	10,439

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 578,653 and 1,102,192 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively (Liquidation value of all classes of preferred stock $4,937 at June 30, 2006)	3,008	7,716
Common stock, $0.001 par value; 375,000,000 shares authorized; 266,191,784 and 154,665,084 shares issued and 265,999,696 and 154,472,995 shares outstanding at June 30, 2006 and December 31, 2005, respectively	266	155
Additional paid-in-capital	66,825	52,386
Treasury stock: 192,088 shares at June 30, 2006 and December 31, 2005	(327)	(327)
Accumulated deficit	(74,264)	(69,911)
Accumulated comprehensive loss—
Cumulative translation adjustment	(79)	(68)

Total stockholders’ deficit	(4,571)	(10,049)

Total liabilities and stockholder’s deficit	$2,351	$390

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC
(Formerly Molecular Diagnostics, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net revenues	$49	$69	$26	29

Operating expenses
Cost of revenues (includes impairment charge of property assets of $169 for the six months ended June 30, 2006, net of settlement of trade debt of $95 for the three and six months ended June 30, 2006)	100	—	(69)	—
Research and development (net of settlement of trade debt of $138 for the three and six months ended June 30, 2006)	293	97	227	25
Selling, general, and administrative expenses (net of settlement of trade debt and lease obligation of $659 for the three and six months ended June 30, 2006)	1,713	1,101	909	384

Total operating expenses	2,106	1,198	1,067	409

Operating loss	(2,057)	(1,129)	(1,041)	(380)

Other income (expense) Interest expense-related party	(14)	(5)	(12)	(3)
Interest expense (net of interest settlements of $59 for the three and six months ended June 30, 2006)	(1,635)	(809)	(1,471)	(408)
Interest income	1	—	1	—

Total other income (expense)	(1,648)	(814)	(1,482)	(411)

Net loss	(3,705)	(1,943)	(2,523)	(791)

Preferred stock dividend	(648)	(453)	(648)	(228)

Net loss applicable to common stockholders	$(4,353)	$(2,396)	$(3,171)	$(1,019)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	198,260,257	107,330,150	232,343,123	111,463,812

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC.
(Formerly Molecular Diagnostics, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2006	2005
	(Unaudited)

Operating Activities:
Net loss	$(3,705)	$(1,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	145	353
Depreciation and amortization	21	68
Amortization of prepaid consulting fees	—	68
Gain on settlement of trade indebtedness	(951)	—
Impairment charge of property asset	169	—
Loss on sale of fixed assets	—	3
Interest charge on note conversion settled in stock	1,321	—
Notes issued in payment of an expense	48	82
Warrant related expenses issued in settlement of debt	166	421
Stock, warrants and options issued to non-employees for services	590	—
Changes in assets and liabilities:
Accounts receivable	(37)	11
Inventories	26	—
Due to stockholder	—	(1)
Prepaid expenses and other current assets	—	1
Accounts payable	(655)	86
Accrued expenses	239	213

Net cash used in operating activities	(2,623)	(638)

Investing activities:

Purchases of fixed assets	(1)	(10)

Net cash used in investing activities	(1)	(10)

Financing activities:
Net proceeds from issuance of common stock	4,880	643
Proceeds from exercise of warrants	39	—
Lease obligation	(96)	—
Payment of notes payable	(50)	(5)

Net cash provided by financing activities	4,773	638

Effect of exchange rate changes on cash and cash equivalents	(11)	—

Net increase (decrease) in cash and cash equivalents	2,138	(10)

Cash and cash equivalents at the beginning of period	—	11

Cash and cash equivalents at end of period	$2,138	$1

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$—	$25

Non-cash transactions during the period for:
Financing costs	$65	$42
Convertible promissory notes and accrued interest converted into common stock	$1,973	$—
Preferred stock and cumulative dividends converted into common stock	$4,217	$—
The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC.
(Formerly Molecular Diagnostics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
     CytoCore, Inc. (“CCI” or the “Company”), formerly Molecular Diagnostics, Inc., is a life sciences company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI is currently focused on the design and development of a fully-automated, objective analysis and diagnostic system for cervical cancer screening that can be used at the point of service.
     CCI was incorporated in Delaware in December 1998 as the successor to Bell National Corporation, a company incorporated in California in 1958. In December 1998, Bell National, which was then a shell corporation without any business activity, acquired InPath, LLC, a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, the acquisition was treated as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for Securities and Exchange Commission filing purposes. Bell National merged into Ampersand Medical Corporation (“Ampersand”), its wholly-owned subsidiary, in May 1999 in order to change the state of incorporation of the company to Delaware.
     In September 2001, the Company acquired 100% of the outstanding stock of AccuMed International, Inc. (“AccuMed”) by means of a merger of AccuMed into a wholly-owned subsidiary. Shortly after the AccuMed merger, the Company changed its corporate name to Molecular Diagnostics, Inc. The name change was effected by the merger of our wholly-owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand. On June 16, 2006, the shareholders approved a proposal to change the Company’s corporate name from Molecular Diagnostics, Inc. to CytoCore, Inc., which was effected in Delaware on June 22, 2006. Except where the context otherwise requires, “CCI,” the “Company,” “we” and “our” refers to CytoCore, Inc. and our subsidiaries and predecessors.
     In the past, CCI was primarily focused on the design, development and marketing of its InPath™ System and related image analysis systems. The component products of the InPath System were intended to screen for, at the earliest possible stage, cancer and cancer-related diseases and were to be used in a laboratory, clinic or doctor’s office. CCI also designed and manufactured the AcCell™ computer-aided automated microscopy instrument and the AcCell Savant™, an instrument that includes an AcCell instrument and software and which collects quantitative cellular information used in support of a diagnostic process.
     The Company now is focused on marketing a new, fully-integrated workstation — the Automated Image Proteomic System or “AIPS™” — based on updated technology. We expect that the new platform will be marketed through a distribution partner and, in certain instances, will be placed in a customers’ facility on a fee-for-use basis.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first six months of 2006, CCI raised net proceeds of $4,879,499 through the private sale of unregistered, restricted common stock. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. The Company’s new management team has nearly completed implementation of its restructuring plan which is to offer unsecured creditors a settlement proposal regarding outstanding payables. Completion of this plan may be contingent on the Company’s ability to raise sufficient new equity to fund operations. If the Company is unable to obtain adequate additional financing, generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it may be unable to continue clinical operations, product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Basis of Presentation
     The consolidated financial statements as of and for the periods ended June 30, 2006 and 2005 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006 or for any other period.
     Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the SEC.
Note 3. Summary of Significant Accounting Principles
     The accounting policies and principles management believes are most critical to aid in understanding and evaluating the Company’s reported consolidated financial results include the following:
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
     Revenue Recognition. CCI recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” when the following criteria are met: shipment of a product to a customer has occurred and there are no remaining Company obligations or contingencies; persuasive evidence of an arrangement exists; sufficient vendor-specific, objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.
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
     Research and Development Costs. Research and development costs are charged to operations as incurred. CCI conducts a portion of its research activities under contractual arrangements with scientists, researchers, universities, and other independent third parties.
     Net Loss Per Share. Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive common shares. CCI’s calculation of diluted net loss per share as reported excludes potential common shares, as the effect would be anti-dilutive.
     Share-Based Payment. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) that establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. The Company adopted this statement in the first quarter of 2006 and adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

     Effect of Contingently Convertible Instruments on Diluted Earnings per Share. In October 2004, the FASB ratified the consensus reached in Emerging Issue Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock and other such securities, should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.
     Accounting Changes and Error Corrections. In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not materially impact the Company’s consolidated financial statements.
Note 4. Licenses, Patents and Technology
     Licenses, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are expensed when incurred. Costs related to abandoned patents or denied patent applications are written off at the time of abandonment or denial. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset’s useful life, which ranges from two to 17 years.
     At each annual balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets.
     Licenses, patents, and technology (in thousands) include the following:

	June 30,	December 31,
	2006	2005
	(unaudited)

Licenses	$20	$20
Patent costs	133	133
LabCorp. technology agreement	260	260

Subtotal	413	413
Less accumulated amortization	(393)	(393)

Total	$20	$20

Note 5. Accrued Expenses
     Accrued expenses (in thousands) include the following:

	June 30,	December 31,
	2006	2005
	(unaudited)

Accrued interest	$835	$898
Accrued interest—related party	—	34
Accrued settlement costs for legal fees	438	438
Accrued franchise and other taxes	589	589
Other accrued expenses	87	333

Total	$1,949	$2,292

Note 6. Notes Payable—Related Party
     Notes payable to a related party (in thousands except for descriptions) consist of:

	June 30,	December 31,
	2006	2005
	(unaudited)

Northlea Partners, Ltd., an affiliate of a board member, $25,000 Promissory Note issued August 6, 2001; interest rate 18% per annum	$—	$25
Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	—	15
Northlea Partners, Ltd., $15,000 Bridge II Convertible Promissory Note issued May 1, 2003; interest rate 15% per annum (see description under Bridge II Notes in Note 7-Notes Payable for other terms and conditions)	—	15
Northlea Partners, Ltd. $25,000 Bridge III Convertible Promissory Note issued May 21, 2004 interest rate 10% per annum	—	15

	$—	$70

     These related party notes payable and accrued interest in the amount of $39,991 were converted into an aggregate 900,188 shares of unregistered common stock during the quarter ended June 30, 2006.
     Peter Gombrich Amounts Due. Peter Gombrich, the Company’s former Chairman and CEO, was owed $37,000 at June 30, 2006 and December 31, 2005, for previous unsecured non-interest bearing advances to the Company, which are classified as the liability “Due to Stockholder” in the accompanying consolidated balance sheets.
Note 7. Notes Payable
     Notes payable to unrelated parties (in thousands except for descriptions) consist of:

	June 30,	December 31,
	2006	2005
	(unaudited)

Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,042,000 at June 30, 2002; warrants at an exercise price of $0.20 per share; additional warrants at an exercise price equal to 150% of note conversion price	$75	$500
Bridge II Convertible Promissory Notes; due July 31, 2004; interest rate 12% or 15% per annum; convertible into common stock at $0.10 or $0.15 per share; beneficial conversion feature valued at $1,777,000 and $330,000 at December 31, 2003 and December 31, 2002, respectively; warrants at an exercise price of $0.15 or $0.20 per share	1,225	1,285
Bridge III Convertible Promissory Notes; due December 31, 2008; interest rate 10% per annum; convertible into common stock at $0.10 per share; beneficial conversion feature valued at $1,604,000 at June 30, 2004; warrants at an exercise price of $0.15 per share	36	130
Monsun, AS $500,000 Promissory Note issued November 1, 2000; due July 31, 2002; interest rate 20% per annum, compounded into principal amount; beneficial conversion feature valued at $125,000 at November 1, 2000	—	953
MonoGen, Inc. $305,000 Promissory Note issued October 14, 2004; interest rate 14% per annum; first installment of $25,000 due November 1, 2004 with monthly principal and interest installments of $10,000 thereafter; due January 1, 2007	305	305
Ungaretti & Harris LLP $211,368 Secured Promissory Note issued May 8, 2003; interest rate 12% per annum; due September 30, 2003	—	51
Ernst & Young LLP $30,800 Promissory Note issued July 17, 2003; interest rate 12% per annum commencing January 1, 2003; due December 31, 2003	31	31
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21
Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed	34	34
Western Economic Diversification $221,000 Promissory Note issued June 1989; no interest; represents a debt of Oncometrics	258	247

	$1,985	$3,557

     Bridge I. In 2002, CCI issued an aggregate $3,185,000 in Bridge I Convertible Promissory Notes to accredited investors. The notes bear interest at the rate of 7% per annum and are convertible at any time into the common stock of CCI at a conversion price equal to 75% of the market price of the Company’s common stock on the date of conversion. In addition, CCI issued to each holder a warrant that entitled each such holder to purchase one share of common stock at an exercise price of $0.20 per share for each dollar of principal. CCI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. In addition, at the time of conversion of the note, each holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. Since the conversion price of the note is at a 25% discount to the market price of the common stock of CCI, the holder is considered to have a beneficial conversion feature. CCI determined the value of the beneficial conversion feature to be $1,042,000 at June 30, 2002.
     Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were offered warrants to purchase one new share for every four shares acquired by the noteholder upon exercise of such holder’s conversion rights under the notes. This offer continued to remain outstanding as of June 30, 2006.
     During the six months ended June 30, 2006, holders of $425,000 principal amount of Bridge I convertible promissory notes elected to convert their notes and related accrued interest of approximately $118,807 into 3,626,047 shares of unregistered common stock. The remaining $75,000 in principal Bridge I notes remained unconverted and outstanding at June 30, 2006.
     Bridge II. Beginning in October 2002, CCI began an issue of up to $4,000,000 in Bridge II Convertible Promissory Notes to accredited investors. CCI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, CCI issued Bridge II notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company’s then-Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes bear interest at a rate of 12% or 15% per annum payable at the maturity date in kind in the form of shares of common stock of CCI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of CCI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a “first come — first served basis,” is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. CCI determined the value of the beneficial conversion feature to be $1,777,000 and $330,000 at December 31, 2003 and 2002, respectively. The value was recorded as a reduction of the debt and was amortized as additional interest over the life of the notes.
     At the time CCI completes significant additional funding plans, as outlined in the subscription agreement for the Bridge II notes, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. In September 2003, an amendment to the Bridge II convertible promissory notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture also offered an increase in the warrant coverage ratio from 25% to 33%. The Bridge II offering was closed as of December 5, 2003.

     For the six months ended June 30, 2006, holders of $75,000 principal amount of Bridge II convertible promissory notes elected to convert their notes and related accrued interest of approximately $33,270 into 721,800 shares of unregistered common stock. The remaining $1,225,000 in principal Bridge II notes remained unconverted and outstanding at June 30, 2006.
     Bathgate Capital Partners, LLC — Bridge III. Beginning in January 2004, Bathgate Capital Partners, LLC began an offering of a maximum of $4,000,000 and a minimum of $1,500,000 in Bridge III Convertible Promissory Notes to accredited investors on behalf of the Company. The notes bear interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes are convertible at any time into the common stock of CCI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security interest in all of the Company’s assets. CCI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor received warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008.
     The funds raised by Bathgate were used for repayment of a $1 million convertible note held by the wife of a then-related party, payment of taxes, and working capital. On May 21, 2004, the Company issued an additional $162,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. CCI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and will be amortized as additional interest over the life of the notes. CCI recorded additional interest expense of $13,852 and $141,172 to reflect amortization of the discount during the three months and the six months ended June 30, 2006, respectively. At the conclusion of the offering, the Company had issued an aggregate $1,662,500 in principal amount of Bridge III convertible promissory notes in exchange for cash. For the six months ended June 30, 2006, holders of $205,000 and related-party holders of $25,000, for a total principal amount of $230,000, of Bridge III convertible promissory notes elected to convert their notes and related accrued interest of $47,321 into 2,773,210 shares of unregistered common stock. The remaining face value of $72,500 in principal Bridge III notes remained unconverted and outstanding at June 30, 2006. Subsequent to June 30, 2006, the remaining note holders converted their notes and accrued interest into common stock.
     Monsun. On November 1, 2000, CCI issued a convertible promissory note to Monsun, AS (“Monsun”) in exchange for $500,000 in cash. The note bore interest at the rate of 20% per year and was originally due 12 months from the date of issue. The note was convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share.
     On October 31, 2001, Monsun and CCI agreed to the first extension of the maturity date of the note until January 31, 2002. As consideration for the first extension agreement, CCI issued a three-year warrant to Monsun, entitling the holder to purchase 100,000 shares of common stock of CCI at an exercise price of $0.60 per share. On January 31, 2002, Monsun and CCI agreed to the second extension of the maturity date of the note. As consideration for the second extension agreement, CCI issued a three-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of CCI at an exercise price of $0.30 per share. A fair value of $4,110 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. On April 1, 2002, Monsun and CCI agreed to the third and final extension of the maturity date until July 31, 2002. As consideration for the third extension agreement, CCI issued a five-year warrant to Monsun, entitling the holder to purchase 200,000 shares of common stock of CCI at an exercise price of $0.70 per share. A fair value of $8,287 for the warrant was calculated using the fair value interest rate method and was recorded as additional interest expense during 2002. In November 2002, CCI issued 200,000 shares of its common stock as a default penalty on the note. A fair value of $42,000 for the shares was calculated using the market price of the common stock on the date the shares were issued and recorded as financing expenses during 2002. CCI made payments against the principal of the note amounting to $117,266 and recorded interest expense, in addition to the amounts mentioned above, of $80,200 during 2002.

     In January 2003, Monsun initiated a legal action against Peter Gombrich, CCI’s then-Chairman, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. Monsun was successful in obtaining a legal judgment of approximately $675,000 related to the note balance and accrued interest against Mr. Gombrich as personal guarantor. In addition, Monsun was granted an award of approximately $438,000 for attorneys’ fees against Peter Gombrich as the personal guarantor. The award for legal fees has been recorded as an accrued expense. (See Note 5 — Accrued Expenses) Those judgments remain unsatisfied. Monsun has not filed suit directly against the Company to recover any amounts due under the note or otherwise.
     In May 2006, Monsun converted its convertible promissory note in the principal amount of $500,000 and $519,000 of accrued interest into 7,624,327 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note, the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the note during the quarter ended June 30, 2006.
     MonoGen, Inc. In October 2004, CCI entered into a settlement agreement with MonoGen, Inc. relating to an arbitration proceeding brought against its subsidiaries AccuMed and Oncometrics for alleged breaches in connection with certain license and related agreements among the parties. As part of the settlement, CCI issued a promissory note to MonoGen in the amount of $305,000, payable in an initial installment of $25,000 on November 1, 2004 and monthly installments thereafter of $10,000 until the note is paid in full, and agreed to transfer to MonoGen certain assets. Inasmuch as the assets were not timely transferred, and because the initial $25,000 payment to be made under the note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004. If the default asserted in the notice is not cured, there are a number of remedies that may be available to MonoGen under the provisions of the settlement agreement and the note, one of which is the possibility that the full principal amount of the note may be accelerated and declared immediately due and payable. To date, neither CCI nor any related party to the suit has received further notice in regard to the asserted default, although not all of the remedies that may be available to MonoGen in regard to such default would require that further notices be given. CCI and MonoGen are currently in negotiations to settle all matters among the parties.
     Ungaretti & Harris LLP. In March 2005, CCI entered into a settlement agreement related to a judgment entered against the Company and in favor of Ungaretti & Harris LLP in the law firm’s suit against CCI for unpaid legal fees. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement in satisfaction of the judgment, whereby CCI issued a note for $150,000 to the law firm, payable in installments of $25,000 commencing March 22, 2005, and with subsequent payments due in ninety day increments until paid in full. As of June 9, 2006, CCI had paid this in full. Ungaretti & Harris filed its Satisfaction of Judgment with the Circuit Court of Cook County on June 21, 2006.
     See Note 10 — Legal Proceedings for more information regarding or giving rise to the Ungaretti & Harris note described above.
     Defaults. Specific events of default have occurred on a significant majority of the outstanding notes payable issued by CCI, including the Bridge I and Bridge II convertible promissory notes, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the MonoGen note payable, CCI has not received any written declarations of default from holders of its outstanding notes payable.
     Carrying Amounts. Management believes it is not practicable to estimate the fair value of the notes payable due to the uncertainty regarding repayment or possible conversion and the Company’s current financial condition.

Note 8. Stockholders’ Equity
     A summary of the Company’s preferred stock capital table is as follows:

	June 30,	December 31,
	2006	2005
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
	(unaudited)

Series A convertible	82,655	82,655
Series B convertible, 10% cumulative dividend	225,736	365,106
Series C convertible, 10% cumulative dividend	38,333	245,833
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	56,929	233,598

Total Preferred Stock	578,653	1,102,192

     Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share
Conversion Price:	$10.3034 per share
Conversion Rate:	0.4367—Liquidation Value divided by Conversion Price ($4.50/$10.3034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	4.00—Liquidation Value divided by Conversion Price ($4.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2006 were $484,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$0.60 per share
Conversion Rate:	5.00—Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2006 were $54,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	10.00—Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2006 were $817,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$0.80 per share
Conversion Rate:	27.50—Liquidation Value divided by Conversion Price ($22.00/$0.80)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2006 were $574,000

     Issuance of Common Shares for Cash
     During the second quarter of 2006, the Company continued an offering of unregistered, restricted common stock to accredited investors in exchange for cash at prices between $0.04 and $0.12 per share. These proceeds are reflected in additional paid-in capital until such time as such shares are actually issued by the Company’s transfer agent, and will thereafter be reflected in our common stock register and account. For the six months ended June 30, 2006, the Company received net proceeds of $4,879,500 from the issuance of 65,911,750 shares of unregistered, restricted common stock. As of June 30, 2006, there were 26,407,583 shares not yet issued by the transfer agent.
     During the six months ended June 30, 2006, the Company received proceeds of $38,800 from the exercise of warrants into 388,125 shares of common stock. As of June 30, 2006, these shares had not yet been issued by the transfer agent.
     Issuance of Warrants and Stock as a Settlement
     In March 2006, CCI issued warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.04 per share to a non-employee consultant as a settlement for past consulting services. CCI valued the warrants at $128,700 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the six months ended June 30, 2006.
     In March 2006, CCI also issued warrants to purchase 300,000 shares of common stock with an exercise price of $0.10 per share to a former employee as a settlement for past employment services. CCI valued the warrants at $37,170 using the Black-Scholes valuation model and recorded the amount as a payroll expense for the six months ended June 30, 2006.
     During the six months ended June 30, 2006, CCI issued an aggregate 3,422,130 shares of the Company’s restricted common stock to various non-employee vendors as settlement of trade debt for past services rendered. CCI valued the shares in the aggregate at $319,700.
     Issuance of Stock as Payment for Services
     In April 2006, CCI issued 4,375,000 shares of the Company’s restricted common stock to a non-employee consultant as payment for consulting services rendered. CCI valued the shares at $393,750.
     Conversion of certain Convertible Promissory Notes for Common Shares
     As described in more detail in Note 7 above, during the six months ended June 30, 2006, holders of certain convertible promissory notes (Bridge I, II and III, including notes to related parties) elected to convert an aggregate $745,000 principal and $206,300 accrued interest into 7,266,617 unregistered shares of the Company’s common stock. The Company also settled other notes payable to related parties (see Note 6) in principal amounts of $40,000 and $28,100 of accrued interest for 453,869 unregistered shares of the Company’s common stock.
     In May 2006, Monsun converted its convertible promissory note in the principal amount of $500,000 and $519,000 of accrued interest into 7,624,327 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note (see Note 7), the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note during the quarter ended June 30, 2006.
     As of June 30, 2006, the Company had not issued 1,125,000 warrants to the former holders of previously converted Bridge I Convertible Promissory Notes as required under those note agreements. The Company issued these warrants to such holders during the third quarter of 2006. There was no financial impact of these unissued warrants for the six months ended June 30, 2006.

     Conversion of certain Preferred Shares for Common Shares
     During the second quarter of fiscal 2006, holders of certain Preferred Shares elected to convert an aggregate 523,539 preferred shares and accrued dividends into 9,413,706 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $648,971. Holders of 139,370 Series B Convertible Preferred shares converted into 851,040 unregistered shares of the Company’s common stock. Holders of 207,500 Series C Convertible Preferred shares converted into 1,517,988 unregistered shares of the Company’s common stock. Holders of 176,669 Series E Convertible Preferred shares converted into 7,044,678 unregistered shares of the Company’s common stock.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero; a risk-free interest rate of 5.07% and 4.88% for the three and six months ended June 30, 2006 and 2005 periods, respectively; volatility factors of 206% and 146%, respectively; and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.
Note 9. Equity Incentive Plan and Employee Stock Purchase Plan
     The Company has shareholder-approved stock incentive plans for employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the six months ended June 30, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation cost for all share-based payments granted on or after December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, we have not restated prior period results.
     For the three and six months ended June 30, 2006, the Company did not recognize or capitalize any share-based compensation cost. There were no options granted during the three or six month period ended June 30, 2006.
     During the three and six months ended June 30, 2005, the Company recorded on a pro forma basis approximately $6,000 and $9,000, respectively, for vested options during this period in accordance with the fair value recognition provisions of SFAS No. 123.
Note 10. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC. The following cases were initiated or resolved or had material developments since the filing of the Company’s Annual Report on Form 10-K.
     Lawsuits
     Ungaretti & Harris LLP. In May 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against CCI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against CCI in the amount of $195,000, plus costs of the suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. CCI made the final payment in June 2006. Ungaretti & Harris filed its Satisfaction of Judgment with the Circuit Court of Cook County on June 21, 2006. CCI’s payments to Ungaretti & Harris are now concluded and CCI has no further obligation to the firm.

     Hill & Barlow LLP. In February 2003, Hill & Barlow LLP, a now defunct law firm, filed a complaint against CCI in the Trial Court of the Commonwealth of Massachusetts (000740), seeking the collection of unpaid legal fees. Judgment was entered against CCI in the amount of $16,842, plus costs and interest. In April 2004, the parties completed a settlement agreement, which was never executed due to a dispute over return of certain client files. In July 2006, the parties executed an amended settlement agreement to satisfy the judgment. CCI made the sole payment required under such agreement and Hill & Barlow LLP tendered its Satisfaction of Judgment to the Trial Court of the Commonwealth of Massachusetts in July 2006. CCI has no further obligation to Hill & Barlow LLP.
     Medical College of Georgia Research Institute, Inc. In November 2003, the Medical College of Georgia Research Institute, Inc. filed suit against CCI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for CCI. The Research Institute claimed that the principal amount of the obligation due from CCI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. In October 2004, the court entered summary judgment in favor of the Research Institute and against CCI in the amount of $68,404. In July 2006, the parties reached a settlement agreement to satisfy the judgment. CCI made the sole payment required under such agreement to the Research Institute in July 2006, and CCI believes it has no further obligation to the Medical College of Georgia Research Institute, Inc.
     Account Resource. In 2002, Account Resource filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 02 m1 0165588) for breach of contract for supply of temporary employees against CCI. The Circuit Court of Cook County entered judgment against CCI for $30,000. Account Resource recorded that judgment during February 2003. In July 2006, the parties reached a settlement agreement to satisfy the judgment. On July 14, 2006, CCI paid the sole payment of $18,000. CCI has no further obligation to Account Resource.
     Other Claims
     The Company is a party to a number of other proceedings, informal demand or other claims which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC. The following other claims, proceedings, or demands were initiated or resolved or had material developments since the filing of the Company’s Annual Report on Form 10-K.
     Dennis Bergquist. In September 2005, CCI’s former Chief Financial Officer, Dennis Bergquist, resigned. Upon his resignation, Mr. Bergquist asserted CCI owed him certain unreimbursed expenses and earned but unpaid wages totaling approximately $140,000. Mr. Bergquist did not file a formal claim or lawsuit in any state or federal court. In July 2006, the parties reached a global settlement agreement to satisfy his claim and that of his wife, Leslie Berquist (see below). On July 28, 2006, CCI paid Mr. Bergquist the sole payment of $90,000 and directed its transfer agent to issue 50,000 restricted shares of common stock to Mr. Bergquist. CCI believes it has no further obligation to Mr. Bergquist.
     Leslie Bergquist. In September 2005, a consultant to CCI, Leslie Bergquist, resigned. Upon her resignation, Ms. Bergquist asserted CCI owed her certain unreimbursed expenses and unpaid consulting fees totaling approximately $100,000. Ms. Bergquist did not file a formal claim or lawsuit in any state or federal court. In July 2006, the parties reached a global settlement agreement to satisfy her claim and that of her husband, Dennis Berquist (see above). On July 28, 2006, CCI paid Ms. Bergquist the sole payment of $10,000. CCI believes it has no further obligation to Ms. Bergquist.
     Stephen Wasko. In January 2003, CCI’s then-President, Stephen Wasko, resigned. Upon his resignation, Mr. Wasko asserted CCI owed him certain unreimbursed expenses, earned but unpaid wages, awarded but unpaid bonus, a signing bonus, and severance payments pursuant to a written employment contract. Mr. Wasko filed a wage claim with the Illinois Department of Labor. In July 2006, Mr. Wasko made a written demand for approximately $297,000. In August 2006, the parties reached a settlement agreement to satisfy his claims. On August 10, 2006 CCI paid Mr. Wasko a single payment of $82,653 for unreimbursed expenses, earned but unpaid wages, and legal fees. At the same time, CCI issued 52,632 shares of common stock to Mr. Wasko. CCI believes it has no further obligation to Stephen Wasko.

     Other Creditors. During the second quarter of 2006, CCI continued its settlement of outstanding accounts payable. Twenty-four creditors settled a total of approximately $1,146,000 accounts payable for payments of approximately $195,000. Of those, one creditor cancelled 750,000 warrants and the Company issued 500,000 shares the Company’s restricted stock as part of the accounts payable settlement. Two creditors converted $41,200 into 334,633 restricted shares of stock. Subsequent to the quarter end and through August 14, 2006, an additional 12 creditors settled a total of $304,109 for $147,233. CCI believes it has no further obligation to any of these creditors.
Note 11. Impairment of Property Assets
     The Company recorded an impairment charge of $169,000 during the quarter ended March 31, 2006, related to capitalized design and tooling equipment. The Company determined that such equipment would not be used in its future operations.
Note 12. Subsequent Events
     Subsequent to the quarter ended June 30, 2006, on August 16, 2006, CytoCore, Inc. received notice from The NASDAQ Stock Market that it had received the necessary documentation to process the change in name of the Company from Molecular Diagnostics, Inc. to CytoCore, Inc. Effective the open of business on August 17, 2006, the Company’s trading symbol became CYCR.OB (formerly MCDG.OB).
Item 2. Management’s Discussion and Analysis or Plan of Operation
     Forward-Looking Statements
     Certain statements contained in this discussion and analysis that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” or similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, or possible future actions by us are also forward-looking statements.
     These forward-looking statements are based on beliefs of our management as well as current expectations, projections and assumptions and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, under the caption “Risk Factors”, and include: our ability to raise capital; our ability to settle litigation; our ability to retain key employees; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors.
     Should one or more of such risks or uncertainties materialize or should underlying expectations, projections or assumptions prove incorrect, actual results may vary materially from those described or implied. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We believe that our expectations with regard to forward-looking statements are based upon reasonable assumptions within the bounds of our current business and operational knowledge, but we cannot be sure that our actual results or performance will conform to any future results or performance expressed or implied by any forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.

Overview of CytoCore, Inc.
     CytoCore, Inc. is a company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI is currently focused on the design, development and marketing of its AIPS™ System and related image analysis systems. The AIPS™ System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor’s office.
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
     Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require significant additional capital. As a result, we will continue to incur operating losses until we are able to successfully market some, or all, of our products.
     In the third quarter of fiscal 2005, new management was elected to run the Company. During the first ten months of its tenure, such new management reduced Company debt and liabilities from $13.4 million at June 30, 2005 to $6.9 million at June 30, 2006. Management believes the debt balance at June 30, 2006 can be significantly reduced in the future to reflect only trade liabilities needed for working capital purposes. Along with reducing debt, management has settled several litigation matters involving the Company, except the pending arbitration against its former CEO and an outstanding matter with the Regents of the University of California. Although the Company has accrued both liabilities in its financial statements, management anticipates a successful resolution in the Company’s favor and against its former CEO, and is in the process of negotiating a settlement with the Regents of the University of California. In summary, since August 31, 2005 through July 31, 2006, the Company has settled approximately 19 legal proceedings involving approximately $2.5 million in claims brought against the Company. During this time period, the Company also reduced accounts payable and accrued expenses by approximately $2.7 million and notes payable by $3.5 million. Reduction of liabilities and settlement of legal claims have occurred while the Company has established a $2.1 million cash balance at June 30, 2006 and resumed clinical operations and product development.
     With the financial restructuring nearly complete, and with the resumption of clinical operations and product development, the Company believes its Food & Drug and Administration approved product, the e2™ collector, can generate revenue in the future. Management expects that significant on-going operating expenditures, however, will be necessary to successfully implement the Company’s business plan to develop, manufacture and market its products. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing additional financing. During the first six months of 2006, CCI raised net proceeds of $4.9 million through the private sale of unregistered, restricted common stock. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it may be unable to resume its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
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

     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, as well as our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
Results of Operations
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and notes thereto and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC.
Three Months Ended June 30, 2006 as compared to Three Months Ended June 30, 2005
     Revenue
     Revenues for the three months ended June 30, 2006 decreased from $29,000 for the three months ended June 30, 2005 to $26,000, approximately 10%. This decrease was the result of a reduction in revenue from the sale of our slide-based installed systems.
     Costs and Expenses
     Cost of Revenues
     The credit of $69,000 in the cost of revenues for the three months ended June 30, 2006 is comprised of a charge totaling $26,000 increasing the reserve for inventory valuation, offset by a credit of $95,000 for the settlement of trade debt. There was no cost of revenue for the three months ended June 30, 2005.
     Research and Development
     Research and development (“R&D”) expenses consist of costs related to specific development programs with scientists and researchers at universities and hospitals; full scale device development contracts begun during 1999 with industrial design and manufacturing companies covering the disposable and instrument components of the AIPS System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; and payroll-related costs for in-house engineering, scientific, laboratory, software development, and research management staff. We now devote a substantial amount of our resources to R&D related to new products, including markers, tests, instruments and software applications, as well as modifications to and refinements of our existing products.
     For the quarter ended June 30, 2006, our R&D expenses were $227,000, net of a credit of $138,000 for the settlement of trade debt, nearly a nine times increase over R&D expenses of $25,000 during the same period in 2005. This reflects costs incurred for the resumption of clinical operations and payment of associated licensing fees.
     Selling, General and Administrative
     For the quarter ended June 30, 2006, selling, general and administrative expenses (“SG&A”) were $909,000, net of a credit in the amount of $659,000 for settlement of trade debt, an increase of $525,000, or 137%, over SG&A expenses of $384,000 for the same period in 2005. This increase included increases in our professional fees and outside consulting costs, administrative salary expenses, and executive compensation expenses. Due to the lack of financial liquidity, administrative, clinical and product development operations were not functioning during the quarter ended June 30, 2005.
     Significant components of SG&A are compensation costs for executive, sales and administrative personnel; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; and amortization/depreciation charges.
     Interest Expense
     Interest expense, including interest expense to related parties, increased $1,072,000 for the quarter ended June 30, 2006 to $1,483,000, net of a reduction of $59,000 resulting from a settlement of interest due, an increase of 261% over interest expense of $411,000 during the same period in 2005. Of such increase, $1,321,000 represented a non-cash charge to interest expense for the beneficial conversion of debt into equity, at a rate below the conversion rate stated in the note, for the quarter ended June 30, 2006. The conversions of a substantial portion of Bridge III convertible promissory notes materially reduced the remaining unamortized debt discount as of June 30, 2006.
     Net Loss
     The net loss for the three-month period ended June 30, 2006, before preferred dividends, totaled $2,523,000, compared with $791,000 for the same period in 2005, an increase of $1,732,000, or 219%. The increase resulted primarily from the non-cash charge to interest expense for the beneficial conversion of debt to equity and an increase in R&D and SG&A expenses due to the Company resuming operations. In addition, cumulative dividends on the Company’s outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $648,000 for the quarter ended June 30, 2006, compared with $228,000 for the same period in 2005. The net loss applicable to common stockholders for the three months ended June 30, 2006 was $3,171,000, or $0.01 per share, on 232,343,123 weighted average common shares outstanding. This compared with the net loss applicable to common stockholders for the three-month period ended June 30, 2005 of $1,019,000, or $0.01 per share, on 111,463,812 weighted average common shares outstanding.
Six Months Ended June 30, 2006 as compared to Six Months Ended June 30, 2005
Revenues
     Revenues for the six months ended June 30, 2006 decreased $20,000, or 29%, to $49,000 from $69,000 for the six months ended June 30, 2005. This decrease is attributable to a reduction in slide-based revenue.
Costs and Expenses
     Cost of Revenues
     Cost of revenues for the six month period ended June 30, 2006 is comprised primarily of the impairment charge of $169,000 related to design and tooling equipment and the increase in the reserve for inventory valuation of $26,000, partially offset by a credit of $95,000 for the settlement of trade debt. The company determined that such equipment would not be used in future operations. There was no cost of revenues for the six months ended June 30, 2005.
     Research and Development
     R&D expenses increased to $293,000 for the six month period ended June 30, 2006. This represents a 203% increase over such expenses for the six month period ended June 30, 2005 of $97,000. The increase is attributable to the ramp-up of clinical operations and payment of licensing fees which occurred during the second quarter ended June 30, 2006. For further detail regarding R&D expenditures, see the description under the three months ended June 30, 2006 as compared to June 30, 2005 comparisons.

     Selling, General and Administrative
     For the six month period ended June 30, 2006, SG&A expenses were $1,713,000, net of a credit of $659,000 for the settlement of trade debt, an increase of $612,000 or 56% over the six month period ended June 30, 2005. This consists primarily of increased expenses associated with the ramp-up of operations and includes increases in our professional fees and outside consulting costs, administrative salary expenses, and executive compensation expenses. For a detailed description of SG&A, see the three months ended June 30, 2006 and June 30, 2005 comparisons.
Other Income and Expense
     Interest Expense
     Interest expense, including interest expense to related parties, for the six month period ended June 30, 2006 of $1,649,000, net of a reduction of $59,000 resulting from the settlement of interest due, increased 103% over interest expense for the period ended June 30, 2005 of $814,000. $1,321,000 of the total interest expense incurred in the quarter ended June 30, 2006 represents a non-cash charge to interest expense for beneficial conversion of debt into equity, at a rate below the stated rate in the note. The conversions of a substantial portion of Bridge III convertible promissory notes materially reduced the unamortized debt discount as of June 30, 2006. Management expects interest expense for future periods to be substantially less than the amount incurred during the six months ended June 30, 2006 due to the numerous conversions of debt into equity that occurred during the same period.
     Net Loss
     The net loss the six month period ended June 30, 2006, before preferred dividends, totaled $3,705,000 compared with $1,943,000 for the six month period ended June 30, 2005, an increase of $1,762,000. The increase resulted primarily from the non-cash charge to interest expense of $1,321,000 for the beneficial conversion of debt to equity and an increase in R&D and SG&A expenses due to the Company resuming operations, net of settlement of trade debt totaling $951,000. In addition, cumulative dividends on the Company’s outstanding Series B, Series C, Series D and Series E convertible preferred shares totaled $648,000 for the six months ended June 30, 2006, compared with $453,000 for the same period in 2005. Cumulative dividends are not recognized until the underlying preferred stock is converted to equity. As a result, due to the large amount of preferred equity conversions that occurred during the six months ended June 30, 2006, management believes dividends will be markedly reduced in subsequent periods. The net loss per share, on 198,260,257 weighted average shares outstanding during the six months ended June 30, 2006, was $4,354,000 or $0.02 per share. This compares to the net loss of $2,396,000 or $0.02 per share on weighted average shares outstanding of 107,330,150 for the same period ended June 30, 2005.
Liquidity and Capital Resources
     Research and development, clinical trials and other studies of the components of our AIPS TM System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $2,623,000 and $638,000 for the six months ended June 30, 2006 and 2005, respectively, in operating activities.
     We were able to raise $4,880,000 through the sale of common stock during the six months ended June 30, 2006, compared to $643,000 for the same period in 2005. The proceeds of the common stock offerings were used to resume clinical operations, satisfy certain present and past obligations, as well as pay current operational expenses. Prior to the quarter ended June 30, 2006, the Company’s severe liquidity problem curtailed operations. At June 30, 2006, the Company had $2,138,000 in cash as compared to zero cash on hand as of December 31, 2005.
     Through the sale of common stock and conversion of debt to equity and settlement of accounts payable below amounts recorded in the financial statements, we were able to reduce debt by $6,452,000 from the balance outstanding at June 30, 2005 while restarting administrative and clinical operations and establishing a cash balance of $2,138,000 at June 30, 2006, as noted above.
     Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital in the form of equity. We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research and development and other activities and may be forced to cease operations.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports filed or submitted by CCI under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.
Changes in Internal Control over Financial Reporting
     During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC. The following cases were initiated or resolved or had material developments since the filing of the Company’s Annual Report on Form 10-K.
     Lawsuits
     Ungaretti & Harris LLP. In May 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against CCI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against CCI in the amount of $195,000, plus costs of the suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. CCI made the final payment in June 2006. Ungaretti & Harris filed its Satisfaction of Judgment with the Circuit Court of Cook County on June 21, 2006. CCI’s payments to Ungaretti & Harris are now concluded and CCI has no further obligation to the firm.

     Hill & Barlow LLP. In February 2003, Hill & Barlow LLP, a now defunct law firm, filed a complaint against CCI in the Trial Court of the Commonwealth of Massachusetts (000740), seeking the collection of unpaid legal fees. Judgment was entered against CCI in the amount of $16,842, plus costs and interest. In April 2004, the parties completed a settlement agreement, which was never executed due to a dispute over return of certain client files. In July 2006, the parties executed an amended settlement agreement to satisfy the judgment. CCI made the sole payment required under such agreement and Hill & Barlow LLP tendered its Satisfaction of Judgment to the Trial Court of the Commonwealth of Massachusetts in July 2006. CCI has no further obligation to Hill & Barlow LLP.
     Medical College of Georgia Research Institute, Inc. In November 2003, the Medical College of Georgia Research Institute, Inc. filed suit against CCI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for CCI. The Research Institute claimed that the principal amount of the obligation due from CCI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. In October 2004, the court entered summary judgment in favor of the Research Institute and against CCI in the amount of $68,404. In July 2006, the parties reached a settlement agreement to satisfy the judgment. CCI made the sole payment required under such agreement to the Research Institute in July 2006, and CCI believes it has no further obligation to the Medical College of Georgia Research Institute, Inc.
     Account Resource. In 2002, Account Resource filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 02 m1 0165588) for breach of contract for supply of temporary employees against CCI. The Circuit Court of Cook County entered judgment against CCI for $30,000. Account Resource recorded that judgment during February 2003. In July 2006, the parties reached a settlement agreement to satisfy the judgment. On July 14, 2006, CCI paid the sole payment of $18,000. CCI has no further obligation to Account Resource.
     Other Claims
     The Company is a party to a number of other proceedings, informal demand or other claims which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC. The following other claims, proceedings, or demands were initiated or resolved or had material developments since the filing of the Company’s Annual Report on Form 10-K.
     Dennis Bergquist. In September 2005, CCI’s former Chief Financial Officer, Dennis Bergquist, resigned. Upon his resignation, Mr. Bergquist asserted CCI owed him certain unreimbursed expenses and earned but unpaid wages totaling approximately $140,000. Mr. Bergquist did not file a formal claim or lawsuit in any state or federal court. In July 2006, the parties reached a global settlement agreement to satisfy his claim and that of his wife, Leslie Berquist (see below). On July 28, 2006, CCI paid Mr. Bergquist the sole payment of $90,000 and directed its transfer agent to issue 50,000 restricted shares of common stock to Mr. Bergquist. CCI believes it has no further obligation to Mr. Bergquist.
     Leslie Bergquist. In September 2005, a consultant to CCI, Leslie Bergquist, resigned. Upon her resignation, Ms. Bergquist asserted CCI owed her certain unreimbursed expenses and unpaid consulting fees totaling approximately $100,000. Ms. Bergquist did not file a formal claim or lawsuit in any state or federal court. In July 2006, the parties reached a global settlement agreement to satisfy her claim and that of her husband, Dennis Berquist (see above). On July 28, 2006, CCI paid Ms. Bergquist the sole payment of $10,000. CCI believes it has no further obligation to Ms. Bergquist.
     Stephen Wasko. In January 2003, CCI’s then-President, Stephen Wasko, resigned. Upon his resignation, Mr. Wasko asserted CCI owed him certain unreimbursed expenses, earned but unpaid wages, awarded but unpaid bonus, a signing bonus, and severance payments pursuant to a written employment contract. Mr. Wasko filed a wage claim with the Illinois Department of Labor. In July 2006, Mr. Wasko made a written demand for approximately $297,000. In August 2006, the parties reached a settlement agreement to satisfy his claims. On August 10, 2006 CCI paid Mr. Wasko a single payment of $82,653 for unreimbursed expenses, earned but unpaid wages, and legal fees. At the same time, CCI issued 52,632 shares of common stock to Mr. Wasko. CCI believes it has no further obligation to Stephen Wasko.

     Other Creditors. During the second quarter of 2006, CCI continued its settlement of outstanding accounts payable. Twenty-four creditors settled a total of approximately $1,146,000 accounts payable for payments of approximately $195,000. Of those, one creditor cancelled 750,000 warrants and the Company issued 500,000 shares the Company’s restricted stock as part of the accounts payable settlement. Two creditors converted $41,200 into 334,633 restricted shares of stock. Subsequent to the quarter end and through August 14, 2006, an additional 12 creditors settled a total of $304,109 for $147,233. CCI believes it has no further obligation to any of these creditors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Common Stock. During the second quarter of 2006, the Company continued an offering of unregistered, restricted common stock to accredited investors in exchange for cash at prices between $0.04 and $0.12 per share. These investments are reflected in additional paid-in capital until such time as such shares are actually issued by the Company’s transfer agent and will thereafter be reflected in our common stock register and account. For the six months ended June 30, 2006, the Company received net proceeds of $4,879,500 from the issuance of 65,911,750 shares of unregistered, restricted common stock.
     During the six months ended June 30, 2006, the Company received proceeds of $38,800 from the exercise of warrants into 388,125 shares of common stock. As of June 30, 2006, these shares had not been issued by the transfer agent.
     Conversion of certain Convertible Promissory Notes for Common Shares. As described in more detail in Note 7 to the Consolidated Financial Statements included herewith, during the six month period ending June 30, 2006, noteholders of certain convertible promissory notes elected to convert an aggregate $745,000 of principal and $206,300 accrued interest for 7,266,617 unregistered shares of the Company’s common stock. The Company also settled other notes payable to related parties (see Note 6) in principal amounts of $40,000 and $28,100 of accrued interest for 453,869 unregistered shares of the Company’s common stock. In May 2006, Monsun converted its convertible promissory note in the principal amount of $500,000 and $519,000 of accrued interest into 7,624,327 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note (see Note 7), the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note during the second quarter of 2006.
     For shares issued by CCI since January 1, 2006, the Company issues securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited or foreign investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to CCI’s SEC filings.
Company Repurchases of Securities
     During the second quarter of fiscal 2006, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.
Item 3. Defaults upon Senior Securities
     As of June 30, 2006, CCI had failed to make the required principal and interest payments, constituting events of default, on the following notes payable:
• $75,000 in Bridge I convertible promissory notes;
• $1,225,000 in Bridge II convertible promissory notes;

• $31,000 Ernst & Young LLP promissory note;
• $305,000 MonoGen, Inc. promissory note; and
• $21,000 Ventana Medical Systems, Inc. promissory note
     The notes payable require the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the MonoGen note payable, CCI has not received any written declarations of default from holders of outstanding notes payable. CCI is currently in negotiations with MonoGen and its counsel regarding that note payable. CCI settled with Ernst & Young during July 2006 and owes no further monetary obligation to Ernst & Young.
Item 4. Submission of Matters to Vote of Security Holders
     At the Company’s Annual Meeting of Shareholders held on June 16, 2006, the following proposals were adopted by the votes specified below:
     1. To elect four directors to serve on the Company’s Board of Directors until the next annual meeting of stockholders and until their successors are elected and qualified:

	FOR	WITHHELD

David J. Weissberg, M.D.	144,661,346	149,537
Robert F. McCullough, Jr.	144,661,346	149,537
Alexander M. Milley	140,958,470	3,852,413
John H. Abeles, M.D.	144,206,784	604,099
     2. To approve an amendment to the Company’s Certificate of Incorporation (as amended to date) to change the name of the Company from Molecular Diagnostics, Inc. to CytoCore, Inc.

FOR	AGAINST	ABSTAIN	NON VOTES

144,606,955	171,394	32,394	0
Item 5. Other Information
     None
Item 6. Exhibits
     See Exhibit Index

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc. f/k/a Molecular Diagnostics, Inc.
/s/ David Weissberg, M.D.
David Weissberg, M.D.
Chairman and Chief Executive Officer

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Financial Officer

Date: August 21, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on June 22, 2006

31.1	Section 302 certification by principal executive officer.

31.2	Section 302 certification by principal financial officer.

32.1	Section 906 certification by principal executive officer.

32.2	Section 906 certification by principal financial officer.