Form 10QSB
period 2006-09-30
CytoCore Inc
filed 2006-11-20
CIK 75439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
COMMON STOCK, $0.001 PAR VALUE, AT NOVEMBER 14, 2006: 291,515,236
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CYTOCORE, INC.
(Formerly Molecular Diagnostics, Inc.)
QUARTERLY REPORT ON FORM 10-QSB

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CYTOCORE, INC.
(Formerly Molecular Diagnostics, Inc.)
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$873	$—
Accounts receivables, net of allowance for doubtful accounts of $0 at September 30, 2006 and December 31, 2005	28	38
Inventories	—	26
Prepaid expenses and other current assets	226	73

Total current assets	1,127	137
Fixed Assets, net	54	233
Licenses, patents and technology, net of amortization	20	20
Other assets		16

Total assets	$1,217	$390

Liabilities and Stockholders’ Deficit
Current Liabilities:
Checks issued in excess of amounts on deposit	$—	$5
Accounts payable	1,461	3,714
Accrued payroll costs	354	643
Accrued expenses	1,838	2,292
Deferred revenue	25	25
Due to stockholder	37	37
Lease obligation	—	96
Notes payable—related party	—	70
Notes payable	1,586	3,557

Total current liabilities	5,301	10,439

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 578,653 and 1,102,192 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (Liquidation value of all classes of preferred stock $5,038 at September 30, 2006)	3,008	7,716
Common stock, $0.001 par value; 375,000,000 shares authorized; 288,342,264 and 154,665,084 shares issued and 288,150,176 and 154,472,995 shares outstanding at September 30, 2006 and December 31, 2005, respectively	288	155
Additional paid-in-capital	68,611	52,386
Treasury stock: 192,088 shares at September 30, 2006 and December 31, 2005	(327)	(327)
Accumulated deficit	(75,589)	(69,911)
Accumulated comprehensive loss—
Cumulative translation adjustment	(75)	(68)

Total stockholders’ deficit	(4,084)	(10,049)

Total liabilities and stockholders’ deficit	$1,217	$390

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC
(Formerly Molecular Diagnostics, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net revenues	$21	$24	$70	$93

Operating expenses
Cost of revenues (includes impairment charge of property assets of $169 for the nine months ended September 30, 2006, net of settlement of trade debt of $81 and $177 for three and nine months ended September 30, 2006, respectively)	(81)	—	19	—

Research and development (net of settlement of trade debt of $141 and $279 for the three and nine months ended September 30, 2006, respectively)	193	31	486	128

Selling, general, and administrative (net of settlement of trade debt, lease obligation and note payable of $386 and $1,045 for the three and nine months ended September 30, 2006, respectively, and $80 and $853 for the three and nine months ended September 30, 2005, respectively)	1,193	(55)	2,906	1,047

Total operating expenses	1,305	(24)	3,411	1,175

Operating income (loss)	(1,284)	48	(3,341)	(1,082)

Other income (expense):
Interest expense —related party	—	(2)	(14)	(7)
Interest expense (net of interest settlement of $11 and $69 for the three and nine months ended September 30, 2006, respectively)	(51)	(124)	(1,686)	(932)
Interest income	11	—	12	—

Total other income (expense)	(40)	(126)	(1,688)	(939)

Net loss	$(1,324)	$(78)	$(5,029)	$(2,021)

Preferred stock dividend	—	(230)	(648)	(683)

Net loss applicable to common stockholders	$(1,324)	$(308)	$(5,677)	$(2,704)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.03)	$(0.02)

Basic and diluted weighed average number of common shares outstanding	275,509,600	118,669,134	224,293,002	111,137,400

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC.
(Formerly Molecular Diagnostics, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Operating Activities:
Net loss	$(5,029)	$(2,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	173	575
Depreciation and amortization	31	92
Amortization of prepaid consulting fees	—	79
Impairment charge of property asset	169	—
Interest charge on note conversion settled in stock	1,321	—
Loss on sale of fixed assets	—	3
Gain on settlements of trade indebtedness	(1,569)	—
Notes issued in payment of an expense	48	82
Warrant related expenses issued in settlement of debt	166	421
Stock, warrants and options issued to non-employees for services	857	—
Non-cash compensation expense	1,099	—
Changes in assets and liabilities:
Accounts receivable	10	14
Inventories	26	—
Due from stockholder	—	(1)
Prepaid expenses and other current assets	(169)	(107)
Accounts payable	(699)	(229)
Accrued expenses	(454)	(135)

Net cash used in operating activities	(4,020)	(1,227)

Investing activities:
Purchases of fixed assets	(20)	(27)

Net cash used in investing activities	(20)	(27)

Financing activities:
Net proceeds from issuance of common stock	5,040	1,378
Proceeds from exercise of warrants	44	—
Lease obligation	(96)	—
Payment of notes payable	(75)	(5)

Net cash provided by financing activities	4,913	1,373

Net increase in cash and cash equivalents	873	119

Cash and cash equivalents at the beginning of period	—	11

Cash and cash equivalents at end of period	873	130

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$—	$28
Financing costs	—	58
Non-cash transactions during the period for:
Financing costs	$239	$93
Convertible promissory notes and accrued interest converted into common stock	$3,557	$6,884
Preferred stock and cumulative dividends converted into common stock	$4,217	$71
The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC.
(Formerly Molecular Diagnostics, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
     CytoCore, Inc. (“CCI” or the “Company”), formerly Molecular Diagnostics, Inc., is a life sciences company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI is currently focused on the design and development of a fully-automated, objective analysis and diagnostic system for endometrial and uterine cancer screening that can be used at the point of service.
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
     In September 2001, the Company acquired 100% of the outstanding stock of AccuMed International, Inc. (“AccuMed”) by means of a merger of AccuMed into a wholly-owned subsidiary. Shortly after the AccuMed merger, the Company changed its corporate name to Molecular Diagnostics, Inc. The name change was effected by the merger of our wholly-owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand. On June 16, 2006, the shareholders approved a proposal to change the Company’s corporate name from Molecular Diagnostics, Inc. to CytoCore, Inc., which change was effected in Delaware on June 22, 2006. Except where the context otherwise requires, “CCI,” the “Company,” “we” and “our” refers to CytoCore, Inc. and its subsidiaries and predecessors.
     CCI is primarily focused on developing a quick, accurate and inexpensive screening test for endometrial and uterine cancers using the Company’s next generation fully-integrated workstation-the Automated Image Proteomic Systems or AIPS™. This specialized computer-guided image recognition microscope system combined with the new P2X7 genetic marker will be used to identify precancerous cells.
     The Company hopes to integrate the next generation AIPS™ system into the InPath System, an image analysis instrument, which will be used for various cancer-screening tests. As a result, the Company has discontinued production and sales of the AcCell Savant™ System.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional working capital. During the first nine months of 2006, CCI raised net proceeds of approximately $5.1 million through the private sale of unregistered, restricted common stock. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. The Company’s management team also has nearly completed implementation of its restructuring plan which is designed to provide unsecured creditors a settlement plan regarding outstanding payables. Completion of this plan may be contingent on the Company’s ability to raise sufficient new equity to fund operations. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it may be unable to fully resume its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Basis of Presentation
     The consolidated financial statements for the periods ended September 30, 2006 and 2005 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006 or for any other period.
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
     Revenue Recognition. CCI recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” when the following criteria are met: shipment of a product to customers has occurred and there are no remaining Company obligations or contingencies; persuasive evidence of an arrangement exists; sufficient vendor-specific, objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.
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

     Recently issued accounting pronouncements
     Share-Based Payment. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes accounting standards for transactions in which a company issues its equity instruments in exchange for goods or services. In particular, SFAS No. 123(R) requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. The Company adopted this statement in the first quarter of 2006. Adoption did not have a material impact on the Company’s financial condition or results of operations.
     Effect of Contingently Convertible Instruments on Diluted Earnings per Share. In October 2004, the FASB ratified the consensus reached in Emerging Issue Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company’s condition or results of operations.
     Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections”. This statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No.154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No.154 did not materially impact the Company’s consolidated condition or results of operations.
     Accounting for Uncertainty in Income Taxes. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial condition or results of operations.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The future implementation of this Statement is not expected to have a material impact on out financial condition or results of operations.
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

     Licenses, patents, and technology (in thousands) include the following:

	September 30,	December 31,
	2006	2005
Licenses	$20	$20
Patent costs	133	133
LabCorp. Technology agreement	260	260

Subtotal	413	413
Less accumulated amortization	(393)	(393)

Total	$20	$20

Note 5. Accrued Expenses
     Accrued expenses (in thousands) include the following:

	September 30,	December 31,
	2006	2005
Accrued interest	$800	$898
Accrued interest—related party	—	34
Accrued settlement costs for legal fees	438	438
Accrued franchise and other taxes	589	589
Other accrued expenses	11	333

Total	$1,838	$2,292

Note 6. Notes Payable—Related Parties
     Notes payable to related parties (in thousands except for descriptions) consist of:

	September 30,	December 31,
	2006	2005
Northlea Partners, Ltd., an affiliate of a board member, $25,000 Promissory Note issued August 6, 2001; interest rate 15% per annum	$—	$25
Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	—	15
Northlea Partners, Ltd., $15,000 Bridge II Convertible Promissory Note issued May 1, 2003; interest rate 12% per annum	—	15
Northlea Partners, Ltd. $25,000 Bridge III Convertible Promissory Note issued May 21, 2004; interest rate 10% per annum	—	15

	$—	$70

     The notes payable and accrued interest in the amount of $39,991 were converted into an aggregate 900,188 shares of unregistered common stock during the quarter ended June 30, 2006.
     Peter Gombrich Amounts Due. Peter Gombrich, the Company’s former Chairman and CEO, was owed $37,000 at September 30, 2006 and December 31, 2005, for previous unsecured non-interest bearing advances to the Company, which are classified as the liability “Due to Stockholder” in the accompanying consolidated balance sheets.

Note 7. Notes Payable
     Notes payable to unrelated parties (in thousands except for descriptions) consist of:

	September 30,	December 31,
	2006	2005
Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,042,000 at June 30, 2002; warrants at an exercise price of $0.20 per share; additional warrants at an exercise price equal to 150% of note conversion price	$75	$500
Bridge II Convertible Promissory Notes; due July 31, 2004; interest rate 12% or 15% per annum; convertible into common stock at $0.10 or $0.15 per share; beneficial conversion feature valued at $1,777,000 and $330,000 at December 31, 2003 and December 31, 2002, respectively; warrants at an exercise price of $0.15 or $0.20 per share	1,151	1,285
Bridge III Convertible Promissory Notes; due December 31, 2008; interest rate 10% per annum; convertible into common stock at $0.10 per share; beneficial conversion feature valued at $1,604,000 at June 30, 2004; warrants at an exercise price of $0.15 per share	—	130
Monsun, AS $500,000 Promissory Note issued November 1, 2000; due July 31, 2002; interest rate 20% per annum, compounded into principal amount; beneficial conversion feature valued at $125,000 at November 1, 2000	—	953
MonoGen, Inc. $305,000 Promissory Note issued October 14, 2004; interest rate 14% per annum; first installment of $25,000 due November 1, 2004 with monthly principal and interest installments of $10,000 thereafter; due January 1, 2007	305	305
Ungaretti & Harris LLP $211,368 Secured Promissory Note issued May 8, 2003; interest rate 12% per annum; due September 30, 2003	—	51
Ernst & Young LLP $30,800 Promissory Note issued July 17, 2003; interest rate 12% per annum commencing January 1, 2003; due December 31, 2003	—	31
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21
Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed	34	34
Western Economic Diversification $221,000 Promissory Note issued June 1989; no interest; represented a debt of Oncometrics	—	247

	$1,586	$3,557

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
     Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the Bridge I holders were offered warrants to purchase one new share for every four shares acquired by the noteholder upon exercise of such holder’s conversion rights under the notes. This offer continued to remain outstanding as of September 30, 2006.

     During the nine months ended September 30, 2006, holders of $425,000 principal amount of Bridge I convertible promissory notes elected to convert their notes and related accrued interest of $118,807 into 3,626,047 shares of unregistered common stock. The remaining $75,000 in principal Bridge I notes remained unconverted and outstanding at September 30, 2006.
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
     At the time CCI completes significant additional funding plans, as outlined in the subscription agreement for the Bridge II notes, each holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 million in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. In September 2003, an amendment to the Bridge II convertible promissory notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture also offered an increase in the warrant coverage ratio from 25% to 33%. The Bridge II offering was closed as of December 5, 2003.
     During the three months ended September 30, 2006, holders of $75,000 principal amount of Bridge II convertible promissory notes elected to convert their notes and related accrued interest of approximately $34,000 into 723,990 shares of unregistered common stock.
     For the nine months ended September 30, 2006, holders of an aggregate $150,000 principal amount of Bridge II convertible promissory notes, not including a note of $15,000 to a related party, elected to convert their notes and related accrued interest of approximately $66,800 into 1,445,791 shares of unregistered common stock. The remaining $1.2 million in principal Bridge II notes remained unconverted and outstanding at September 30, 2006.
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
     The funds raised by Bathgate were used for repayment of a $1 million convertible note held by the wife of a then related party, payment of taxes, and working capital. On May 21, 2004, the Company issued an additional $162,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. CCI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and was amortized as additional interest over the life of the notes. CCI recorded additional interest expense of approximately $36,000 and $172,000 to reflect amortization of the discount during the three months and the nine months ended September 30, 2006, respectively. At the conclusion of the offering, the Company had issued an aggregate $1,662,500 in principal amount of Bridge III convertible promissory notes in exchange for cash.
     During the three months ended September 30, 2006, holders of $72,500 principal amount of Bridge III convertible promissory notes elected to convert their notes and related accrued interest of approximately $16,500 into 890,250 shares of unregistered common stock.
          As of September 30, 2006, all remaining Bridge III note holders had converted the remaining $302,500 of principal, including related party holders of $25,000, and approximately $63,800 of accrued interest, into 3,663,460 shares of unregistered common stock.
     Monsun. In May 2006, Monsun converted its convertible promissory note in the principal amount of $500,000 and $519,000 of accrued interest into 7,624,327 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note, the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note in May 2006.
     In January 2003, Monsun initiated a legal action against Peter Gombrich, CCI’s then-Chairman, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. Monsun was successful in obtaining a judgment of approximately $675,000 related to the note balance and accrued interest against Mr. Gombrich as personal guarantor. In addition, Monsun was granted an award of approximately $438,000 for attorneys’ fees against Peter Gombrich as the personal guarantor. The award for legal fees has been recorded as an accrued expense. (See Note 5 — Accrued Expenses) Those judgments remain unsatisfied. Monsun has not filed suit directly against the Company to recover any amounts due under the note or otherwise.
     MonoGen, Inc. In October 2004, CCI entered into a settlement agreement with MonoGen, Inc. relating to an arbitration proceeding brought by MonoGen against CCI’s subsidiaries AccuMed and Oncometrics for alleged breaches in connection with certain license and related agreements among the parties. As part of the settlement, CCI issued a promissory note to MonoGen in the amount of $305,000, payable in an initial installment of $25,000 on November 1, 2004 and monthly installments thereafter of $10,000 until the note was paid in full, and agreed to transfer to MonoGen certain assets. Inasmuch as the assets were not timely transferred, and because the initial $25,000 payment to be made under the note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004. If the default asserted in the notice is not cured, there are a number of remedies that may be available to MonoGen under the provisions of the settlement agreement and the note, one of which is the possibility that the full principal amount of the note may be accelerated and declared immediately due and payable. To date, neither CCI nor any related party to the suit has received further notice in regard to the asserted default, although not all of the remedies that may be available to MonoGen in regard to such default would require that further notices be given. CCI and MonoGen are currently in negotiations to settle all matters among the parties.
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
     Ernst & Young LLP. In July 2006, CCI entered into a settlement agreement to pay Ernst & Young $15,000 in full satisfaction of $15,000 in trade debt and its $31,000 note payable. The Company paid and recorded the benefit as a reduction of selling, general, and administrative expense in the three months ended September 30, 2006.

     Western Economic Diversification. In August 2006, the Company entered a settlement agreement with the Receiver General of Canada to pay $75,000 in full settlement of this note. The Company paid and recorded the benefit as a reduction of selling, general, and administrative expense in the three months ended September 30, 2006.
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
Note 8. Stockholders’ Equity
     A summary of the Company’s preferred stock capital table is as follows:

	September 30,	December 31,
	2006	2005
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	82,655	82,655
Series B convertible, 10% cumulative dividend	225,736	365,106
Series C convertible, 10% cumulative dividend	38,333	245,833
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	56,929	233,598

Total Preferred Stock	578,653	1,102,192

     Summary of Preferred Stock Terms
Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share
Conversion Price:	$10.3034 per share
Conversion Rate:	0.4367—Liquidation Value divided by Conversion Price ($4.50/$10.3034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time
Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	4.00—Liquidation Value divided by Conversion Price ($4.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2006 were $507,000
Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share
Conversion Price:	$0.60 per share
Conversion Rate:	5.00—Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at September 30, 2006 were $56,000
Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	10.00—Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2006 were $861,000
Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share
Conversion Price:	$0.80 per share
Conversion Rate:	27.50—Liquidation Value divided by Conversion Price ($22.00/$0.80)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2006 were $606,000
     Issuance of Common Shares for Cash
     During 2006, the Company continued an offering of unregistered, restricted common stock to accredited and foreign investors in exchange for cash at between $0.04 and $0.18 per share. . These investments are reflected in Additional Paid-In Capital until such time as such shares are actually issued by the Company’s transfer agent, and will thereafter be reflected in our common stock register and account. In the three months ended September 30, 2006, the Company received net proceeds of $180,000 for the issuance of 1,000,000 shares of unregistered, restricted common stock. For the nine months ended September 30, 2006, the Company received net proceeds of $5,039,500 from the issuance of 94,358,614 shares of unregistered, restricted common stock. As of September 30, 2006, there were 5,225,000 shares not yet issued by the transfer agent.
     Also in September 2006, in connection with certain of the stock subscriptions above, the Company issued warrants to purchase an aggregate 8,458,333 shares of the Company’s common stock at exercise prices of $0.15 to $0.19 per share. These warrants have a term of three years and are exercisable immediately.
     During the nine months ended September 30, 2006, the Company received proceeds of $43,800 from the exercise of warrants for 433,750 shares of common stock. As of September 30, 2006, 50,000 of these shares had not yet been issued by the transfer agent.
     Issuance of Warrants as a Settlement
     In March 2006, CCI issued warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.04 per share to a non-employee consultant as a settlement for past consulting services. CCI valued the warrants at $128,700 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the nine months ended September 30, 2006.
     In March 2006, CCI also issued warrants to purchase 300,000 shares of common stock with an exercise price of $0.10 per share to a former employee as a settlement for past employment services. CCI valued the warrants at $37,170 using the Black-Scholes valuation model and recorded the amount as a payroll expense for the nine months ended September 30, 2006.
     In addition the Company issued warrants to purchase 1,814,000 shares of common stock at exercise prices of $0.15 to $0.20 per share to non employee vendors for services performed. The warrants are for a term of three years and are exercisable immediately. CCI valued the warrants at $256,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the nine months ended September 30, 2006.

     Issuance of Stock as Payment for Services and Settlement
     In April 2006, CCI issued 4,375,000 shares of the Company’s restricted common stock to a non employee consultant as payment for consulting services rendered. CCI valued the shares at $393,750.
     During the three months ended September 30, 2006, the Company issued an aggregate 173,913 shares of restricted common stock to vendors and former employees as settlement of the Company’s obligations. CCI valued the common stock at $88,800.
     During the nine months ended September 30, 2006, CCI issued an aggregate 4,172,343 shares of the Company’s restricted common stock to various non-employee vendors as settlement of trade debt for past services rendered. CCI valued the shares in the aggregate at $415,000.
     Conversion of Certain Convertible Promissory Notes for Common Shares
     As described in more detail in Note 7 above, during the nine months ended September 30, 2006, holders of certain convertible promissory notes (Bridge I, II and III, including notes to a related party) elected to convert an aggregate $892,500 principal and $256,423 accrued interest into 8,880,856 unregistered shares of the Company’s common stock. The Company also settled other notes payable to related parties (see Note 6) in principal amounts of $40,000 and $28,100 of accrued interest for 453,869 unregistered shares of the Company’s common stock during the nine months ended September 30, 2006.
     In May 2006, Monsun converted its convertible promissory note in the principal amount of $500,000 and $519,000 of accrued interest into 7,624,327 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note (see Note 7), the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note in May 2006.
     As of September 30, 2006, the Company had not issued 1,125,000 warrants to the former holders of previously converted Bridge I Convertible Promissory Notes as required under those note agreements. There is no financial impact of these unissued warrants for the three and nine months ended September 30, 2006.
     Conversion of Certain Preferred Shares for Common Shares
     During the nine months ended September 30, 2006, holders of certain shares of preferred stock of CCI elected to convert an aggregate 523,539 preferred shares and accrued dividends into 9,413,706 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $648,971. Holders of 139,370 Series B Convertible Preferred shares converted into 851,040 unregistered shares of the Company’s common stock. Holders of 207,500 Series C Convertible Preferred shares converted into 1,517,988 unregistered shares of the Company’s common stock. Holders of 176,669 Series E Convertible Preferred shares converted into 7,044,678 unregistered shares of the Company’s common stock.
     Issuance of Warrants as Payment for employee compensation
     In September 2006, as described in Note 9 below, the Company issued to its executive officers warrants to purchase a total of 8,000,000 shares of common stock at an exercise price of $0.1275 to $0.20 per share. The Company also issued each independent director warrants to purchase 625,000 shares of common stock at $0.20 per share for a total of 1,250,000 shares of common stock.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company has used an expected dividend yield of zero; a risk-free interest rate of 4.25%-5.07% and 4.28% for the three and nine months ended September 30, 2006 and 2005 periods, respectively; volatility factors of 84%-206% and 117%, respectively; and a fair value of the underlying common shares of the closing market price on the date of the grant. The expected life equaled the term of the warrants, options, or restricted shares.

Note 9. Equity Incentive Plan and Employee Stock Purchase Plan and other Share-Based employee payments
     The Company has shareholder-approved stock incentive plans for employees and directors. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the nine months ended September 30, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation cost for all share-based payments granted on or after December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, we have not restated prior period results.
     For the three and nine months ended September 30, 2006, the Company did not grant any options. However, it did issue to its chief executive officer warrants to purchase a total of 4,000,000 shares of common stock with an exercise price of $0.20 per share. The warrants have a term of five years and are not exercisable until January 1, 2007. CCI valued the warrants at $483,200 using the Black-Scholes valuation model. In addition, CCI issued its chief financial officer warrants to purchase a total of 4,000,000 shares of common stock with an exercise price of $0.1275 per share. The warrants have a term of three years and are not exercisable until January 1, 2007. CCI valued the warrants at $460,400 using the Black-Scholes valuation model. The Company also issued each independent director warrants to purchase 625,000 shares of common stock with an exercise price of $0.20 per share. In total 1,250,000 warrants were issued to the independent directors. The warrants have a term of five years and are exercisable immediately. CCI valued the director’s warrants at $151,000 using the Black-Scholes valuation model. The Company recorded a total of $1,094,600 as non-cash compensation expense for the nine months ended September 30, 2006. There were no options granted for the three and nine months ended September 30, 2005, however, the Company recorded on a pro forma basis approximately $3,000 and $9,000, respectively, for vested options during these periods in accordance with the fair value recognition provisions of SFAS No. 123.
Note 10. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended on December 31, 2005, as filed with the SEC. The following cases were initiated or resolved or had material developments since the date of the Company’s Annual Report on Form 10-KSB.
Lawsuits
     Ungaretti & Harris LLP. In May 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against CCI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against CCI in the amount of $195,000, plus costs of the suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. CCI made the final payment in June 2006. Ungaretti & Harris filed its Satisfaction of Judgment with the Circuit Court of Cook County on June 21, 2006. CCI’s payments to Ungaretti & Harris are now concluded and CCI believes it has no further obligation to the firm.
     Hill & Barlow LLP. In February 2003, Hill & Barlow LLP, a now defunct law firm, filed a complaint against CCI in the Trial Court of the Commonwealth of Massachusetts (000740), seeking the collection of unpaid legal fees. Judgment was entered against CCI in the amount of $16,842, plus costs and interest. In April 2004, the parties completed a settlement agreement, which was never executed due to a dispute over return of certain client files. In July 2006, the parties executed an amended settlement agreement to satisfy the judgment. CCI made the sole payment required under the agreement and Hill & Barlow LLP tendered its Satisfaction of Judgment to the Trial Court of the Commonwealth of Massachusetts in July 2006. CCI believes it has no further obligation to Hill & Barlow LLP.

     Medical College of Georgia Research Institute, Inc. In November 2003, the Medical College of Georgia Research Institute, Inc. filed suit against CCI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for CCI. The Medical College of Georgia claimed that the principal amount of the obligation due from CCI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. In October 2004, the court entered summary judgment in favor of the Medical College of Georgia and against CCI in the amount of $68,404. In July 2006, the parties reached a settlement agreement to satisfy the judgment. CCI made the sole payment of $58,000 required under the agreement to the Medical College of Georgia in July 2006. CCI believes it has no further obligation to the Medical College of Georgia Research Institute, Inc.
     Account Resource. In 2002, Account Resource filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 02 m1 0165588) for breach of contract for supply of temporary employees against CCI. The Circuit Court of Cook County entered judgment against CCI for $30,000. Account Resource recorded that judgment during February 2003. In July 2006, the parties reached a settlement agreement to satisfy the judgment. On July 14, 2006, CCI paid the sole payment of $18,000. CCI believes it has no further obligation to Account Resource.
     Peter Gombrich. In April 2005, former CCI officer and director Peter Gombrich filed suit against CCI and CCI’s former Chief Executive Officer Denis M. O’Donnell, M.D. in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claims that CCI breached a written employment contract and that it owes him in excess of $849,500. Mr. Gombrich also alleged a claim against CCI for contribution and indemnification regarding agreements he signed as a personal guarantor for certain alleged CCI obligations. CCI filed a motion to compel the case to arbitration, pursuant to the terms of the employment contract, which was granted in August 2005. In late 2005, CCI filed its answer and affirmative defenses, and has asserted numerous counterclaims against Mr. Gombrich. The arbitration hearing on the parties’ cross-claims has concluded. The Company filed its post-hearing brief in October 2006 and expects a decision in December 2006. Management anticipates a successful resolution in the Company’s favor and against its former CEO.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 under “Other Creditors; Wage and Related Claims.” The following matters were resolved or had material developments since the date of the Company’s Form 10-KSB.
     Dennis Bergquist. In September 2005, CCI’s then Chief Financial Officer, Dennis Bergquist, resigned. Upon his resignation, Mr. Bergquist asserted CCI owed him certain unreimbursed expenses and earned but unpaid wages totaling approximately $140,000. Mr. Bergquist did not file a formal claim or lawsuit in any state or federal court. In July 2006, the parties reached a global settlement agreement to satisfy his claim and that of his wife, Leslie Berquist (see below). On July 28, 2006, CCI paid Mr. Bergquist the sole payment of $90,000 and directed its transfer agent to issue 50,000 restricted shares of common stock to Mr. Bergquist. CCI believes it has no further obligation to Dennis Bergquist.
     Leslie Bergquist. In September 2005, CCI’s then Consulting Controller, Leslie Bergquist, resigned. Upon her resignation, Ms. Bergquist asserted CCI owed her certain unreimbursed expenses and unpaid consulting fees totaling approximately $100,000. Ms. Bergquist did not file a formal claim or lawsuit in any state or federal court. In July 2006, the parties reached a global settlement agreement to satisfy her claim and that of her husband, Dennis Berquist (see above). On July 28, 2006, CCI paid Ms. Bergquist the sole payment of $10,000. CCI believes it has no further obligation to Leslie Bergquist.
     Stephen Wasko. In January 2003, CCI’s then President, Stephen Wasko, resigned. Upon his resignation, Mr. Wasko asserted CCI owed him certain unreimbursed expenses, earned but unpaid wages, awarded but unpaid bonus, a signing bonus, and severance payments pursuant to a written employment contract. Mr. Wasko filed a wage claim with the Illinois Department of Labor. In July 2006, Mr. Wasko made a written demand for approximately $297,000. In August 2006, the parties reached a settlement agreement to satisfy his claims. On August 10, 2006 CCI paid Mr. Wasko a single payment of $82,653 for unreimbursed expenses, earned but unpaid wages, and legal fees. In addition, CCI issued 52,632 shares of unregistered common stock to Mr. Wasko. CCI believes it has no further obligation to Stephen Wasko.

     Other Creditors. During the third quarter of 2006, CCI continued its settlement of outstanding debt and accounts payable. Twenty-two creditors settled a total of $695,000 of trade debt for payments of $256,000 during the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company settled a total of approximately $1,759,000 accounts payable for payments of approximately $451,000. Of those, one creditor cancelled 750,000 warrants and the Company issued 500,000 shares of the Company’s restricted stock as part of the accounts payable settlement. Four creditors converted $120,100 into 437,265 restricted shares of stock. CCI believes it has no further obligation to any of these creditors.
     In the third quarter of 2006, the Attorney General of the State of Illinois served an action in the Circuit Court of Cook County, Illinois (Case No. 2006-L-003353) upon the Company with regard to the Company’s alleged failure to pay back wages in the amount of $282,833 to certain of its former employees. CCI believes that is has settled the former employees claims and is supplying the State with substantiation that all such back wages have been paid.
     In August 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. W063475) to declare that Diamics had fully performed its payment obligations under a Release Agreement (“Release”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if its payment of the loan installments were not timely made. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Release to the Company. The Company is seeking to have the case moved to San Diego, California, near Dr. Jilek’s residence.
Note 11. Impairment of Long-Lived Assets
     The Company recorded an impairment charge of $169,000 during the quarter ended March 31, 2006 related to capitalized design and tooling equipment. The Company determined that such equipment would not be used in its future operations.
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
Overview of CytoCore, Inc.
     CytoCore, Inc. (“CCI” or the “Company”), formerly Molecular Diagnostics, Inc., is a life sciences company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI currently is primarily focused on a quick, accurate and inexpensive screening test for endometrial and uterine cancers utilizing the Company’s AIPS™ system along with the new p2X7 genetic marker.
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
     Our strategy is to develop products through internal development processes, strategic partnerships and licenses. This strategy has required and will continue to require significant additional capital. As a result, we will continue to incur operating losses until we are able to successfully market some, or all, of our products.
     The existing management was elected to operate the Company on August 31, 2005. From that time through September 30, 2006, our management team has reduced the debt from $13.4 million at June 30, 2005 to $5.3 million at September 30, 2006, a reduction of over 60%. Approximately 32% of the liabilities at September 30, 2006 consist of a note and accrued interest owed to a single party (See Note — 7 Notes Payable). Management believes the debt balance at September 30, 2006 can be significantly reduced in the future to reflect only trade liabilities needed for operating purposes. Along with reducing debt, management has settled most litigation involving the Company, except the pending arbitration against its former CEO an outstanding matter with the Regents of the University of California (unchanged during this quarter), the litigation with the Attorney General of the State of Illinois and the suit by Diamics [(see Note 10 — Legal Proceedings, above, for a more detailed description)]. Although the Company has accrued liabilities in its financial statements for the litigation with its former CEO, management anticipates a successful resolution in the Company’s favor and against its former CEO. The Company is in the process of negotiating a settlement with the Regents of the University of California. CCI has made no provision in it financial statements for the Diamics matter, since the complaint has not requested specific monetary damages. In summary through September 30, 2006, the Company has settled approximately 19 legal proceedings involving approximately $2.5 million in claims brought against the Company. During this time period, the Company also has reduced accounts payable and accrued expenses by approximately $4.2 million and notes payable by $4 million. Reduction of liabilities and settlement of legal claims have occurred while the Company has established a $873,000 cash balance at September 30, 2006 and resumed limited clinical operations and product development.
     With the financial restructuring nearly complete, and with the resumption of limited clinical operations and product development, the Company believes its Food & Drug and Administration (the “FDA”) approved product, the e2 collector, will generate revenue in the future. Management expects that significant on-going operating expenditures, however, will be necessary to successfully implement the Company’s business plan to develop, manufacture and market its products. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing additional financing. During the first nine months of 2006, CCI raised net proceeds of $5.1 million through the private sale of unregistered, restricted common stock. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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
Results of Operations
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC.
Three Months Ended September 30, 2006 as compared to Three Months Ended September 30, 2005
     Revenue
     Revenues for the three months ended September 30, 2006 as compared with the three month ended September 30, 2005 decreased approximately 13% from $24,000 to $21,000. This decrease was the result of a reduction in revenue from the sale of our slide-based installed systems.
     Costs and Expenses
     Cost of Revenues
     Cost of revenues for the three months ended September 30, 2006 consisted of an $81,000 reduction in trade debt applied during the quarter after settlements reached with vendors, as compared to zero for the three months ended September 30, 2005.
     Research and Development
     For the three months ended September 30, 2006, our research and development (“R&D”) expenses were $193,000, net of settlements of trade debt totaling $141,000, a 522% increase over our expenses of $31,000 during the same period in 2005. This reflects the ramp-up of clinical operations and licensing fees.
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
     Selling, General and Administrative
     For the three months ended September 30, 2006, selling, general and administrative expenses (“SG&A”) were $1,193,000, net of settlements of trade debt totaling $386,000, an increase of $1,248,000, as compared to a credit balance of $55,000 net of settlements of $80,000 for the same period in 2005. This increase included increases in our legal, accounting, outside consulting costs, and administrative salary expenses. Approximately

$725,000 of this increase resulted from non-cash compensation expense in connection with the issuance of warrants to officers and directors, and $256,000 from the issuance of warrants for legal and other professional services. Due to a lack of financial liquidity, administrative, clinical and product development operations were not functioning during the quarter ended September 30, 2005.
     Significant components of SG&A are compensation costs for executive, sales and administrative personnel; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; and amortization/depreciation charges.
     Interest Expense
     Interest expense decreased to $51,000 for the three months ended September 30, 2006 from $124,000 for the same period in 2005, a decrease of 59%. The Company expects interest expense to decrease in the future as the Company pays or converts into equity the remaining balances. Since all debt with related parties was converted into equity last quarter, the Company did not incur any related party interest expense during the quarter ended September 30, 2006.
     Net Loss
     The net loss for the three-month period ended September 30, 2006, before preferred dividends, totaled $1,324,000, compared with $78,000 for the same period in 2005. Of this increase of $1,246,000, $982,000 resulted primarily from the non-cash charge for warrants issued to officers and directors of $725,000 and for warrants issued for professional services of $256,000. The remaining increase was due to increases in R&D and SG&A expenses due to the Company resuming operations. In addition, no cumulative dividends on the Company’s outstanding Series B, Series C, Series D and Series E convertible preferred stock were converted into common stock for the quarter ended September 30, 2006, compared with $230,000 for the same period in 2005. The net loss applicable to common stockholders for the three months ended September 30, 2006 was $1,324,000, or $0.00 per share, on 275,509,600 weighted average common shares outstanding. This compared with the net loss applicable to common stockholders for the three-month period ended September 30, 2005 of $308,000, or $0.00 per share, on 118,669,134 weighted average common shares outstanding.
Nine Months Ended September 30, 2006 as compared to Nine Months Ended September 30, 2005
     Revenues
     Revenues for the nine months ended September 30, 2006 decreased 25% to $70,000, as compared to $93,000 for the nine months ended September 30, 2005. This decrease is attributable to the reduction in slide based revenue.
     Costs and Expenses
     Cost of Goods Revenues
     Cost of revenue for the nine months ended September 30, 2006 was comprised of an impairment charge of $169,000 for property assets related to capitalized design and tooling equipment, and the increase in the reserve for inventory of $26,000, partially offset by settlement credits from trade debt totaling $177,000. The Company determined such equipment would not be used in it future operations. There were no such charges during, and cost of revenue was zero, for the nine months ended September 30, 2005.
     Research and Development
     R&D expenses increased to $486,000 for the nine-month period ended September 30, 2006 net of settlement of trade debt of $279,000, an increase of $358,000 over the nine-month period ended September 30, 2005 expense of $128,000. The increase is attributable to the ramp up of clinical operations and licensing fees that occurred during the quarter ended September 30, 2006. For further detail of R&D expense, see the discussion under the three months ended September 30, 2006 and September 30, 2005 comparison.

     Selling, General and Administrative
     For the nine-month period ended September 30, 2006, SG&A expenses were $2,906,000 net of trade settlements of $1,045,000, an increase of $1,859,000 or 178% over the $1,047,000 in expenses for the nine-month period ended September 30, 2005. This increase consists of increased expenses associated with the ramp up of operations, which occurred primarily in the third quarter ended September 30, 2006, and $1,094,000,,for the non-cash charge for warrants issued to officers and directors. For a detailed description of SG&A expenses, see the three month ended September 30, 2006 and September 30, 2005 comparison.
     Other Income and Expense
     Interest Expense
     Interest expense for the period ended September 30, 2006 of $1,686,000 increased 81% over interest expense for the period ended September 30, 2005 of $932,000. During the nine months ended September 30, 2006, $1,321,000 represents a non-cash charge to interest expense for the beneficial conversion of debt into equity, at a rate below the stated rate in the note. The Company has no remaing unamortized debt discount at September 30, 2006 due to the conversions of the Bridge III convertible promissory notes. Management expects interest expense for future periods to be substantially less than the amount incurred during the nine months ended September 30, 2006 due to the conversions into equity that have occurred.
     Net Loss
     The net loss for the nine months ended September 30, 2006 before preferred dividends totaled $5,029,000 compared with $2,021,000 for the nine month period ended September 30, 2005, an increase of $3,008,000. The increase resulted primarily from the non-cash charge to interest expense of $1,321,000 for the beneficial conversion of debt to equity, a non-cash compensation expense of $1,094,000 for warrants issued to officers and directors and $256,000 for warrants issued to non employees for services rendered, primarily consisting of legal and other professional services. R&D and SG&A expenses were also reduced by $1,044,000 of trade debt settlements for the nine months ended September 30, 2006 and $853,000 for the nine months ended September 30, 2005. In addition, cumulative dividends on the Company’s outstanding Series B, Series C, Series D and Series E convertible preferred totaled $648,000 for the nine-months ended September 30, 2006, compared with $683,000 for the same period in September 30, 2005. Cumulative dividends are not recognized until the underlying preferred stock is converted to equity or dividends are paid. The net loss was $5,677,000 or $0.03 per share on 224,293,002 weighted average shares outstanding during the nine months ended September 30, 2006, and was $2,704,000 or $.02 per share on weighted average shares outstanding of 111,137,400 for the period ended September 30, 2005.
Liquidity and Capital Resources
     Research and development, clinical trials and other studies of the components of our AIPS™ System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $4,020,000 and $1,227,000 for the nine months ended September 30, 2006 and 2005, respectively, in operating activities. Approximately, $1,150,000 of this amount was used to settle approximately $5 million in various liabilities, $934,000 was spent on R&D and prepaid expenses and approximately $1,936,000 was spent on general and administrative functions. Of the $5.1 million in equity raised during the nine months ended September 30, 2006, with the exception of the $171,000 used to pay notes and a lease obligation and the remaining cash balance of $873,000 at September 30, 2006, these funds were used in operations for the nine months ended September 30, 2006.
     The Company used $1,227,000 in operations during the first nine months of 2005. This primarily consisted of $262,000 in interest expense, $128,000 for R&D and $837,000 on general and administrative for the nine months ended September 30, 2005. The Company had an ending cash balance of $130,000 at September 30, 2005 after the issuance of $1,378,000 in equity and expenditures of $27,000 for fixed assets and $1,227,0000 used in operations.

     We were able to raise $5.1 million through the sale of common stock during the nine months ended September 30, 2006, compared to $1.4 million for the same period in 2005. The proceeds of the common stock offerings were used to resume clinical operations, satisfy certain present and past obligations, as well as pay current operational expenses. Prior to the quarter ended June 30, 2006, the Company’s severe liquidity problem curtailed operations. At September 30, 2006, the Company had $873,000 in cash as compared to zero cash on hand as of December 31, 2005. The Company anticipates that it will have to raise substantially more capital by January 2007 to continue operations.
     Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital in the form of equity. We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research, development and other activities, and may be forced to cease operations.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that review and evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information related to the Company required to be disclosed in the reports filed or submitted by CCI under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.
Changes in Internal Control over Financial Reporting
     During the quarter to which this report relates, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended on December 31, 2005, as filed with the SEC. The following cases were initiated or resolved or had material developments since the date of the Company’s Annual Report on Form 10-KSB.
     Ungaretti & Harris LLP. In May 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against CCI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against CCI in the amount of $195,000, plus costs of the suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. CCI made the final payment in June 2006. Ungaretti & Harris filed its Satisfaction of Judgment with the Circuit Court of Cook County on June 21, 2006. CCI’s payments to Ungaretti & Harris are now concluded and CCI believes it has no further obligation to the firm.

     Hill & Barlow LLP. In February 2003, Hill & Barlow LLP, a now defunct law firm, filed a complaint against CCI in the Trial Court of the Commonwealth of Massachusetts (000740), seeking the collection of unpaid legal fees. Judgment was entered against CCI in the amount of $16,842, plus costs and interest. In April 2004, the parties completed a settlement agreement, which was never executed due to a dispute over return of certain client files. In July 2006, the parties executed an amended settlement agreement to satisfy the judgment. CCI made the sole payment required under the agreement and Hill & Barlow LLP tendered its Satisfaction of Judgment to the Trial Court of the Commonwealth of Massachusetts in July 2006. CCI believes it has no further obligation to Hill & Barlow LLP.
     Medical College of Georgia Research Institute, Inc. In November 2003, the Medical College of Georgia Research Institute, Inc. filed suit against CCI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for CCI. The Medical College of Georgia claimed that the principal amount of the obligation due from CCI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. In October 2004, the court entered summary judgment in favor of the Medical College of Georgia and against CCI in the amount of $68,404. In July 2006, the parties reached a settlement agreement to satisfy the judgment. CCI made the sole payment of $58,000 required under the agreement to the Medical College of Georgia in July 2006. CCI believes it has no further obligation to the Medical College of Georgia Research Institute, Inc.
     Account Resource. In 2002, Account Resource filed a complaint in the Circuit Court of Cook County, Illinois (Case No. 02 m1 0165588) for breach of contract for supply of temporary employees against CCI. The Circuit Court of Cook County entered judgment against CCI for $30,000. Account Resource recorded that judgment during February 2003. In July 2006, the parties reached a settlement agreement to satisfy the judgment. On July 14, 2006, CCI paid the sole payment of $18,000. CCI believes it has no further obligation to Account Resource.
     Peter Gombrich. In April 2005, former CCI officer and director Peter Gombrich filed suit against CCI and CCI’s former Chief Executive Officer Denis M. O’Donnell, M.D. in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claims that CCI breached a written employment contract and that it owes him in excess of $849,500. Mr. Gombrich also alleged a claim against CCI for contribution and indemnification regarding agreements he signed as a personal guarantor for certain alleged CCI obligations. CCI filed a motion to compel the case to arbitration, pursuant to the terms of the employment contract which was granted in August 2005. In late 2005, CCI filed its answer and affirmative defenses, and has asserted numerous counterclaims against Mr. Gombrich. The arbitration hearing on the parties’ cross-claims has concluded. The Company filed its post-hearing brief in October 2006 and expects a decision in November 2006. Management anticipates a successful resolution in the Company’s favor and against its former CEO.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 under “Other Creditors; Wage and Related Claims.” The following matters were resolved or had material developments since the date of the Company’s Form 10-KSB.
     Dennis Bergquist. In September 2005, CCI’s then Chief Financial Officer, Dennis Bergquist, resigned. Upon his resignation, Mr. Bergquist asserted CCI owed him certain unreimbursed expenses and earned but unpaid wages totaling approximately $140,000. Mr. Bergquist did not file a formal claim or lawsuit in any state or federal court. In July 2006, the parties reached a global settlement agreement to satisfy his claim and that of his wife, Leslie Berquist (see below). On July 28, 2006, CCI paid Mr. Bergquist the sole payment of $90,000 and directed its transfer agent to issue 50,000 restricted shares of common stock to Mr. Bergquist. CCI believes it has no further obligation to Dennis Bergquist.
     Leslie Bergquist. In September 2005, CCI’s then Consulting Controller, Leslie Bergquist, resigned. Upon her resignation, Ms. Bergquist asserted CCI owed her certain unreimbursed expenses and unpaid consulting fees totaling approximately $100,000. Ms. Bergquist did not file a formal claim or lawsuit in any state or federal court. In July 2006, the parties reached a global settlement agreement to satisfy her claim and that of her husband, Dennis Berquist (see above). On July 28, 2006, CCI paid Ms. Bergquist the sole payment of $10,000. CCI believes it has no further obligation to Leslie Bergquist.

     Stephen Wasko. In January 2003, CCI’s then President, Stephen Wasko, resigned. Upon his resignation, Mr. Wasko asserted CCI owed him certain unreimbursed expenses, earned but unpaid wages, awarded but unpaid bonus, a signing bonus, and severance payments pursuant to a written employment contract. Mr. Wasko filed a wage claim with the Illinois Department of Labor. In July 2006, Mr. Wasko made a written demand for approximately $297,000. In August 2006, the parties reached a settlement agreement to satisfy his claims. On August 10, 2006 CCI paid Mr. Wasko a single payment of $82,653 for unreimbursed expenses, earned but unpaid wages, and legal fees. In addition, CCI issued 52,632 shares of unregistered common stock to Mr. Wasko. CCI believes it has no further obligation to Stephen Wasko.
     Other Creditors. During the third quarter of 2006, CCI continued its settlement of outstanding debt and accounts payable. Twenty-two creditors settled a total of $695,000 of trade debt for payments of $256,000 during the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company settled a total of approximately $1,759,000 accounts payable for payments of approximately $451,000. Of those, one creditor cancelled 750,000 warrants and the Company issued 500,000 shares of the Company’s restricted stock as part of the accounts payable settlement. Four creditors converted $120,100 into 437,265 restricted shares of stock. CCI believes it has no further obligation to any of these creditors.
     I In the third quarter of 2006, the Attorney General of the State of Illinois brought an action in the Circuit Court of Cook County, Illinois (Case No. 2006-L-003353) against the Company with regard to the Company’s alleged failure to pay back wages in the amount of $282,833 to certain of its former employees. The CCI believes that is has settled the former employees claims and is supplying the State with substantiation that all such back wages have been paid.
     In August 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. W063475) to declare that Diamics had fully performed its payment obligations under a Release agreement (“Release”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if its payment of the loan installments were not timely made. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Release to the Company. The Company is seeking to have the case moved to San Diego, California, near Dr. Jilek’s residence.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Common Stock. Beginning in the third quarter of 2005, the Company began an offering of unregistered, restricted common stock to accredited investors in exchange for cash at prices between $0.04 and $0.18 per share. In the third quarter of fiscal 2006, the Company received net proceeds of $180,000 from the issuance of 1,000,000 shares of unregistered, restricted common stock. For the nine months ended September 30, 2006, the Company received net proceeds of $5,039,500 from the issuance of 94,358,614 shares of unregistered, restricted common stock.
     Also in September 2006, in connection with certain of the stock subscriptions above, the Company issued warrants to purchase an aggregate 8,458,333 shares of the Company’s common stock at exercise prices of $0.15 to $0.19 per share. These warrants have a term of three years and are exercisable immediately.
     During the nine months ended September 30, 2006, the Company received proceeds of $43,800 from the exercise of warrants into 433,750 shares of common stock. As of September 30, 2006, 50,000 of these shares had not yet been issued by the transfer agent.
     Issuance of Warrants as a Settlement
     In March 2006, CCI issued warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.04 per share to a non-employee consultant as a settlement for past consulting services. CCI valued the warrants at $128,700 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the nine months ended September 30, 2006.
     In March 2006, CCI also issued warrants to purchase 300,000 shares of common stock with an exercise price of $0.10 per share to a former employee as a settlement for past employment services. CCI valued the warrants at $37,170 using the Black-Scholes valuation model and recorded the amount as a payroll expense for the nine months ended September 30, 2006.
     In addition the Company issued warrants to purchase 1,814,000 shares of common stock at exercise prices of $0.15 to $0.20 per share to non employee vendors for services performed. The warrants are for a term of three years and are exercisable immediately. CCI valued the warrants at $256,000 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the nine months ended September 30, 2006.
     Issuance of Stock as Payment for Services and Settlement
     In April 2006, CCI issued 4,375,000 shares of the Company’s restricted common stock to a non-employee consultant as payment for consulting services rendered. CCI valued the shares at $393,750.
     During the three months ended September 30, 2006, the Company issued an aggregate 173,913 shares of restricted common stock to vendors and former employees as settlement of the Company’s obligations. CCI valued the common stock at $88,800.
     During the nine months ended September 30, 2006, CCI issued an aggregate 4,172,343 shares of the Company’s restricted common stock to various non-employee vendors as settlement of trade debt for past services rendered. CCI valued the shares in the aggregate at $415,000.
     Conversion of Certain Convertible Promissory Notes for Common Shares. As described in more detail in Note 7 above, during the nine months ended September 30, 2006, holders of certain convertible promissory notes (Bridge I, II and III, including notes to a related party) elected to convert an aggregate $892,500 principal and $256,423 accrued interest into 8,880,856 unregistered shares of the Company’s common stock. The Company also settled other notes payable to related parties (see Note 6) in principal amounts of $40,000 and $28,100 of accrued interest for 453,869 unregistered shares of the Company’s common stock during the nine months ended September 30, 2006.
     In May 2006, Monsun converted its convertible promissory note in the principal amount of $500,000 and $519,000 of accrued interest into 7,624,327 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note (see Note 7), the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note in May 2006.
     As of September 30, 2006, the Company had not issued 1,125,000 warrants to the former holders of previously converted Bridge I Convertible Promissory Notes as required under those note agreements. There is no financial impact of these unissued warrants for the three and nine months ended September 30, 2006.
     Conversion of Certain Preferred Shares for Common Shares
     During the nine months ended September 30, 2006, holders of certain shares of preferred stock of CCI elected to convert an aggregate 523,539 preferred shares and accrued dividends into 9,413,706 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $648,971. Holders of 139,370 Series B Convertible Preferred shares converted into 851,040 unregistered shares of the Company’s common stock. Holders of 207,500 Series C Convertible Preferred shares converted into 1,517,988 unregistered shares of the Company’s common stock. Holders of 176,669 Series E Convertible Preferred shares converted into 7,044,678 unregistered shares of the Company’s common stock.
     Issuance of Warrants as Payment for employee compensation
     In September 2006, as described in Note 9 below, the Company issued to its executive officers warrants to purchase a total of 8,000,000 shares of common stock at an exercise price of $0.1275 to $0.20 per share. The Company also issued each independent director warrants to purchase 625,000 shares of common stock at $0.20 per share for a total of 1,250,000 shares of common stock.
     CCI issues securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the investors were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to CCI’s SEC filings.
     Warrants issued by the Company during the quarter expire three or five years from the date of issuance and are exercisable immediately upon issuance except as described herein. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws. The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.
Company Repurchases of Securities
     During the three months ended September 30, 2006, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.

Item 3. Defaults upon Senior Securities
     As of September 30, 2006, CCI had failed to make the required principal and interest payments, constituting events of default, on the following notes payable:
•	$75,000 in Bridge I convertible promissory notes;

•	$1,151,000 in Bridge II convertible promissory notes;

•	$305,000 MonoGen, Inc. promissory note: and

•	$21,000 Ventana Medical Systems, Inc. promissory note.
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
Robert F. McCullough, Jr.
Chief Financial Officer

Date: November 17, 2006

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Consulting Agreement, dated January 27, 2006 and effective March 1, 2006, by and between the Company and GSG Enterprises LLC

10.2	Form of Warrant agreement with officers and directors

31.1	Section 302 certification by principal executive officer.

31.2	Section 302 certification by principal financial officer.

32.1	Section 906 certification by principal executive officer.

32.2	Section 906 certification by principal financial officer.