Form 10QSB/A
period 2006-09-30
CytoCore Inc
filed 2007-03-30
CIK 75439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________ to _______________.
Commission File number 0-935

CYTOCORE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	36-4296006

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
EXPLANATORY NOTE
     On November 20, 2006 Cytocore, Inc. filed its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (the “Original Report”). The purpose of this amendment is to restate the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2005 as included in the Original Report. The Company had previously determined that interest expense in the consolidated statement of operations for the quarter ended September 30, 2005 was understated by approximately $2,128,000, as disclosed in Note 15 to the Company’s 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 17, 2006. This interest expense charge represents the unamortized portion of the beneficial conversion feature only for the Bridge III and Bridge IV note holders that converted during the relevant periods. This charge was required to be recognized and expensed when the convertible promissory note holders converted their notes and accrued interest into Cytocore’s common stock. The Company intended to reflect the restated amounts in the Original Report but inadvertently failed to do so. The Company has also included Note 12 to the consolidated financial statements contained herein and updated the certifications contained in Exhibits 31.1, 31.2, 32.1, and 32.2, this cover page and the signature page to the Original Report.

CYTOCORE, INC.
(Formerly Molecular Diagnostics, Inc.)
QUARTERLY REPORT ON FORM 10-QSB

Page
PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

a) Consolidated Balance Sheets — September 30, 2006 (unaudited) and December 31, 2005	3

b) Consolidated Statements of Operations — Three and nine months ended September 30, 2006 and September 30, 2005 (unaudited)	4

c) Consolidated Statements of Cash Flows — Nine months ended September 30, 2006 and September 30, 2005 (unaudited)	5

d) Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	18

Item 3. Controls and Procedures	23

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

SIGNATURES	28

EXHIBIT INDEX	29

Consulting Agreement
Form of Warrant Agreement
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification
Consulting Agreement
Form of Warrant Agreement
Section 302 Certification by Principal Executive Officer
Section 302 Certification by Principal Financial Officer
Section 906 Certification by Principal Executive Officer
Section 906 Certification of Principal Financial Officer

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

CYTOCORE, INC
(Formerly Molecular Diagnostics, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
	(Unaudited)		(Unaudited)
Net revenues	$21	$24	$70	$93

Operating expenses
Cost of revenues (includes impairment charge of property assets of $169 for the nine months ended September 30, 2006, net of settlement of trade debt of $81 and $177 for three and nine months ended September 30, 2006, respectively)	(81)	—	19	—

Research and development (net of settlement of trade debt of $141 and $279 for the three and nine months ended September 30, 2006, respectively)	193	31	486	128

Selling, general, and administrative (net of settlement of trade debt, lease obligation and note payable of $386 and $1,045 for the three and nine months ended September 30, 2006, respectively, and $80 and $853 for the three and nine months ended September 30, 2005, respectively)	1,193	(55)	2,906	1,047

Total operating expenses	1,305	(24)	3,411	1,175

Operating income (loss)	(1,284)	48	(3,341)	(1,082)

Other income (expense):
Interest expense —related party	—	(2)	(14)	(7)
Interest expense (net of interest settlement of $11 and $69 for the three and nine months ended September 30, 2006, respectively)	(51)	(2,252)	(1,686)	(3,060)
Interest income	11	—	12	—

Total other income (expense)	(40)	(2,254)	(1,688)	(3,067)

Net loss	$(1,324)	$(2,206)	$(5,029)	$(4,149)

Preferred stock dividend	—	(230)	(648)	(683)

Net loss applicable to common stockholders	$(1,324)	$(2,436)	$(5,677)	$(4,832)

Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.03)	$(0.04)

Basic and diluted weighed average number of common shares outstanding	275,509,600	118,669,134	224,293,002	111,137,400

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC.
(Formerly Molecular Diagnostics, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
		Restated
	(Unaudited)
Operating Activities:
Net loss	$(5,029)	$(4,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	173	2,703
Depreciation and amortization	31	92
Amortization of prepaid consulting fees	—	79
Impairment charge of property asset	169	—
Interest charge on note conversion settled in stock	1,321	—
Loss on sale of fixed assets	—	3
Gain on settlements of trade indebtedness	(1,569)	—
Notes issued in payment of an expense	48	82
Warrant related expenses issued in settlement of debt	166	421
Stock, warrants and options issued to non-employees for services	857	—
Non-cash compensation expense	1,099	—
Changes in assets and liabilities:
Accounts receivable	10	14
Inventories	26	—
Due from stockholder	—	(1)
Prepaid expenses and other current assets	(169)	(107)
Accounts payable	(699)	(229)
Accrued expenses	(454)	(135)

Net cash used in operating activities	(4,020)	(1,227)

Investing activities:
Purchases of fixed assets	(20)	(27)

Net cash used in investing activities	(20)	(27)

Financing activities:
Net proceeds from issuance of common stock	5,040	1,378
Proceeds from exercise of warrants	44	—
Lease obligation	(96)	—
Payment of notes payable	(75)	(5)

Net cash provided by financing activities	4,913	1,373

Net increase in cash and cash equivalents	873	119

Cash and cash equivalents at the beginning of period	—	11

Cash and cash equivalents at end of period	873	130

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$—	$28
Financing costs	—	58
Non-cash transactions during the period for:
Financing costs	$239	$93
Convertible promissory notes and accrued interest converted into common stock	$3,557	$6,884
Preferred stock and cumulative dividends converted into common stock	$4,217	$71
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
Note 8. Stockholders’ Equity
     A summary of the Company’s preferred stock capital table is as follows:

	September 30,	December 31,
	2006	2005
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	82,655	82,655
Series B convertible, 10% cumulative dividend	225,736	365,106
Series C convertible, 10% cumulative dividend	38,333	245,833
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	56,929	233,598

Total Preferred Stock	578,653	1,102,192

     Summary of Preferred Stock Terms
Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share
Conversion Price:	$10.3034 per share
0.4367—Liquidation Value divided by Conversion Price
Conversion Rate:	($4.50/$10.3034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time
Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	4.00—Liquidation Value divided by Conversion Price ($4.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2006 were $507,000
Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share
Conversion Price:	$0.60 per share
Conversion Rate:	5.00—Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at September 30, 2006 were $56,000
Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	10.00—Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2006 were $861,000
Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share
Conversion Price:	$0.80 per share
Conversion Rate:	27.50—Liquidation Value divided by Conversion Price ($22.00/$0.80)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
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
Note 12. Restatement of Consolidated Statements of Operations and Consolidated Statements of Cash Flow
     Management determined during the year-end audit for fiscal 2005 that the interest expense reported in the consolidated statement of operations for the quarter ended September 30, 2005 was understated by approximately $2,128,000. This interest expense charge represents the unamortized portion of the beneficial conversion feature only for the Bridge III and Bridge IV note holders that converted during the relevant period. This charge was required to be recognized and expensed when the convertible promissory note holders converted their notes and accrued interest into the Company’s common stock. The consolidated statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the SEC on April 17, 2006 properly reflected this charge. The Company inadvertently failed to include the information for the previous periods in its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 as originally filed.
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
     Interest Expense
     Interest expense decreased to $51,000 for the three months ended September 30, 2006 from $2,252,000 for the same period in 2005, a decrease of $2,201,000. This decrease results from the conversion of promissory notes in the 2005 period and the charge for the unamortized beneficial conversion feature. The Company expects interest expense to decrease in the future as the Company pays or converts into equity the remaining balances. Since all debt with related parties was converted into equity last quarter, the Company did not incur any related party interest expense during the quarter ended September 30, 2006.
     Net Loss
     The net loss for the three-month period ended September 30, 2006, before preferred dividends, totaled $1,324,000, compared with $2,206,000 for the same period in 2005. This decrease of $882,000, resulted from a reduction of interest expense of $2,201,000, partially offset by increases of $1,246,000. Of this increase, $982,000 resulted primarily from the non-cash charge for warrants issued to officers and directors of $725,000 and for warrants issued for professional services of $256,000. The remaining increase was due to increases in R&D and SG&A expenses due to the Company resuming operations. In addition, no cumulative dividends on the Company’s outstanding Series B, Series C, Series D and Series E convertible preferred stock were converted into common stock for the quarter ended September 30, 2006, compared with $230,000 for the same period in 2005. The net loss applicable to common stockholders for the three months ended September 30, 2006 was $1,324,000, or $0.00 per share, on 275,509,600 weighted average common shares outstanding. This compared with the net loss applicable to common stockholders for the three-month period ended September 30, 2005 of $2,436,000, or $0.02 per share, on 118,669,134 weighted average common shares outstanding.
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

     Selling, General and Administrative
     For the nine-month period ended September 30, 2006, SG&A expenses were $2,906,000 net of trade settlements of $1,045,000, an increase of $1,859,000 or 178% over the $1,047,000 in expenses for the nine-month period ended September 30, 2005. This increase consists of increased expenses associated with the ramp up of operations, which occurred primarily in the third quarter ended September 30, 2006, and $1,094,000, for the non-cash charge for warrants issued to officers and directors. For a detailed description of SG&A expenses, see the three month ended September 30, 2006 and September 30, 2005 comparison.
     Other Income and Expense
     Interest Expense
     Interest expense for the nine month period ended September 30, 2006 of $1,686,000 decreased 45% from interest expense for the nine month period ended September 30, 2005 of $3,060,000, a decrease of $1,374,000. This decrease is due to $2,695,000 incurred in interest expense during 2005 relating to the conversion of promissory notes and the charge for the unamortized beneficial conversion feature, compared with a non-cash charge to interest expense of $1,321,000 for the beneficial conversion of debt into equity, at a rate below the stated rate in the note for the same period in 2006. The Company has no remaing unamortized debt discount at September 30, 2006 due to the conversions of the Bridge III convertible promissory notes. Management expects interest expense for future periods to be substantially less than the amount incurred during the nine months ended September 30, 2006 due to the conversions into equity that have occurred.
     Net Loss
     The net loss for the nine months ended September 30, 2006 before preferred dividends totaled $5,029,000 compared with $4,149,000 for the nine month period ended September 30, 2005, an increase of $880,000. The increase resulted primarily from the non-cash charge to interest expense of $1,321,000 for the beneficial conversion of debt to equity, a non-cash compensation expense of $1,094,000 for warrants issued to officers and directors and $256,000 for warrants issued to non employees for services rendered, primarily consisting of legal and other professional services. These increases were partially offset by a reduction in interest expense of $2,695,000 due to the conversion of promissory notes. R&D and SG&A expenses were also reduced by $1,044,000 of trade debt settlements for the nine months ended September 30, 2006 and $853,000 for the nine months ended September 30, 2005. In addition, cumulative dividends on the Company’s outstanding Series B, Series C, Series D and Series E convertible preferred totaled $648,000 for the nine-months ended September 30, 2006, compared with $683,000 for the same period in September 30, 2005. Cumulative dividends are not recognized until the underlying preferred stock is converted to equity or dividends are paid. The net loss was $5,677,000 or $0.03 per share on 224,293,002 weighted average shares outstanding during the nine months ended September 30, 2006, and was $4,832,000 or $.04 per share on weighted average shares outstanding of 111,137,400 for the period ended September 30, 2005.
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

CytoCore, Inc. f/k/a Molecular Diagnostics, Inc.
/s/ Augusto Ocana
Augusto Ocana
Chief Executive Officer

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Financial Officer

Date: March 20, 2007

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Consulting Agreement, dated January 27, 2006 and effective March 1, 2006, by and between the Company and GSG Enterprises LLC.

10.2	Form of Warrant agreement with officers and directors.

31.1	Section 302 certification by principal executive officer.

31.2	Section 302 certification by principal financial officer.

32.1	Section 906 certification by principal executive officer.

32.2	Section 906 certification by principal financial officer.