Form 10KSB
period 2006-12-31
CytoCore Inc
filed 2007-04-17
CIK 75439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 0-935

CYTOCORE, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4296006 (I.R.S. Employer Identification No.)

414 N. Orleans St., Suite 502, Chicago, IL (Address of principal executive offices)	60610 (Zip Code)
(312) 222-9550
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Company’s revenues for the fiscal year ended December 31, 2006 were $94,000.
     The aggregate market value of the common stock held by non-affiliates of the Company as of March 30, 2007 was $138,496,514, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $0.50 as reported on the Over-the-Counter Bulletin Board on such date.
     The number of shares of common stock outstanding as of March 30, 2007 was 330,092,335.
Documents Incorporated By Reference
Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2006 in connection with the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

CYTOCORE, INC.
Annual Report on Form 10-KSB
December 31, 2006

PART I
Item 1. Description of Business
Overview
     CytoCore, Inc. (“CCI” or the “Company”), formerly Molecular Diagnostics, Inc., is a life sciences company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI is currently focused on the design and development of a fully-automated, objective analysis and screening systems for cervical, bladder, endometrial and uterine cancer screening that can be used at the point of service. CCI is also preparing to launch production and sales of its cervical cell collection device, the e2 Collector™.
     CCI was incorporated in Delaware in December 1998 as the successor to Bell National Corporation, a company incorporated in California in 1958. In December 1998, Bell National, which was then a shell corporation without any business activity, acquired InPath, LLC, a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, the acquisition was treated as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for Securities and Exchange Commission filing purposes. Bell National merged into Ampersand Medical Corporation its wholly-owned subsidiary, in May 1999 in order to change the state of incorporation of the company to Delaware.
     In September 2001, we acquired 100% of the outstanding stock of AccuMed International, Inc. by means of a merger of AccuMed into a wholly-owned subsidiary of the Company. Shortly after the AccuMed merger we changed our corporate name to Molecular Diagnostics, Inc. The name change was effected by the merger of our wholly-owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand. On June 16, 2006, the shareholders approved a proposal to change the Company’s corporate name from Molecular Diagnostics, Inc. to CytoCore, Inc., which change was effected in Delaware on June 22, 2006. Except where the context requires, “CCI,” the “Company,” “we” and “our” refers to CytoCore, Inc. and our subsidiaries and predecessors except where otherwise noted.
     CCI is primarily focused on the e2 cervical cell collection device, which it hopes to begin selling in mid 2007 and the design and development of its various cancer screening systems which are intended to screen for, at the earliest possible stage, cancer and cancer-related diseases and may be used in a laboratory, clinic or doctor’s office. The screening systems primarily consist of the company’s next generation specialized computer-guided image recognition microscope system- the Automated Image Proteomic Systems or AIPS™, combined with the new P2X7 genetic marker. CCI through participating hospitals has commenced patient enrollment for a clinical trial involving the Inpath product as a screening tool for endometrial cancer and a follow up clinical trial for the FDA (Food and Drug Administration) approved cervical cell collection device. The company hopes to integrate the next generation AIPS system into the Inpath product, which consists of the AIPS system, an image analysis instrument, and the various genetic P2X7 biomarkers. The Inpath product will be used for various cancer screening tests. As a result, the Company has discontinued production and sales of the AcCell Savant™ System. We had designed and manufactured the AcCell™ computer-aided automated microscopy instrument and the AcCell Savant, an instrument that includes an AcCell instrument and software and which collects quantitative cellular information used in support of a diagnostic process. These instruments have been sold to laboratories and medical diagnostic companies for use in the customers’ proprietary applications. Based on a settlement entered into with MonoGen, Inc. in 2004, we have transferred certain patents and intellectual property rights for the AcCell instrument to MonoGen. CCI also entered into a settlement agreement in 2004 with Dr. Bruce Patterson and Invirion, Inc. over the validity of a certain technology license. CCI agreed to the termination and return of the license to Dr. Patterson and Invirion.
     The Automated Image Proteomic System or “AIPS” – based on updated technology automates and analyzes cytological and histological specimen slides in conjunction with a wide variety of biomarkers. We expect that the new platform will be marketed through a distribution partner and, in certain instances, will be placed in a customers’ facility on a fee-for-use basis. We believe the “AIPS” platform may be an integral component of most of our screening systems. Nearly all of our reported revenue to date has been from single customer slide review and the sale of AcCell products and services.

Recent Developments
     CCI has commenced patient clinical trials on the e2 cervical cell collector and the Inpath system specifically named as “EndoScan” as a screening tool for the detection of endometrial cancer. Also, through settlements with creditors, conversion of notes to equity and satisfaction of various legal judgments by way of cash payment or acceptance of common stock and warrants, the Company has reduced debt from $10.439 million at December 31, 2005 to $4.13 million at December 31, 2006. $7.6 million in cash was raised through the issuance of common stock and conversion of warrants.
Information About Industry Segments
     We operate in one industry segment involving medical screening devices, diagnostics, and supplies. All of our operations during the reporting period were conducted and managed within this segment, with a single management team that reports directly to our Chief Executive Officer.
Description of Business
     CCI is a life sciences company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection and treatment of cancer. CCI is currently focused on the production and anticipated mid 2007 sales launch of the cervical collection device and the design, and development of its screening systems for cervical, endometrial, and bladder precancerous and cancerous conditions through the InPath System which utilizes the AIPS image analysis that provides for automated slide screening of the P2X7 genetic biomarker from cytological and histological specimens. The InPath System and its components are intended to screen for cancer and eventually treat cancer through the administration of an FDA (Food and Drug Administration) approved therapeutic agent from CCI’s drug delivery system. We believe the Inpath system or its components may be used in a laboratory, clinic or doctor’s office.
     The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. Our biological marker, the P2X7, in conjunction with the AIPS system is being tested as a lead biological screening marker for various cancers. The P2X7 is the lead marker in the assay Cocktail-CVX™ and Cocktail- GCI™. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed an FDA-approved sample collection device, and are developing and testing the cocktail assay markers which include the P2X7 genetic marker for use with the AIPS system to screen for various cancers.. We look to begin the product development of the drug delivery system in 2008 for the therapeutic treatment of various cancers with FDA (Food and Drug Administration) approved agents.
     Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.
     Products
     The InPath™ System
     We are currently developing and testing a family of products for use in cancer screening and diagnosis. We call this family of products the InPath System. The core of the InPath System is a combination of protein antibodies– the Cocktail-CVX™ and Cocktail-GCI™ and others – that allow the system to detect and highlight abnormal cancerous cells in a rapid and objective fashion. This technology will be primarily based on CCI’s AIPS system which screens cancerous cells by utilizing the Cocktail-CVX and Cocktail-GCI which incorporates the lead assay, the P2X7 genetic marker. In the future, we hope to use different antibody combinations to detect and diagnose different types of cancer and other cancer-related diseases.

     The initial applications of the InPath System are designed to provide a noninvasive screening test for the detection of endometrial and uterine cancer (EndoScan) and to enhance the current cervical cancer screening process performed in laboratories, commonly referred to as the Pap test. Our ultimate goal is to perform this screening test in less time, possibly at the point of service, either in a doctor’s office, clinic or mobile medical vehicle. The InPath System includes the following components:
•	CCI’s FDA-approved unique sample collection device, the e2 Collector consisting of a small disposable balloon, shaped to fit the cervix. The device is intended to replace the spatula and brush currently used to collect patient cytology samples.

•	The Cocktail-CVX and Cocktail-GCI and other protein markers, which are fully-automated biochemical assays that get applied to a sample to identify abnormal cells. In the laboratory version of the InPath System slide-based test, this biochemical assay is applied to sample cells released from the collection device into a liquid preservative and deposited on a glass slide. An instrument then performs an automated analysis of the sample by means of an optical scan that detects the presence of multiple wavelengths of fluorescent light. This light is produced by fluorescent reporter tags, which are attached to certain components used in the Cocktail-CVX™ and Cocktail-GCI™ and other biochemical assays. In the laboratory version of the InPath System, our new fully-integrated workstation – the Automated Image Proteomic System or “AIPS” workstation – uses a camera to read the various wavelengths of light from the sample.

•	Custom-designed image analysis software which controls the automated instruments and analyzes the captured wavelengths of light.
     Automated Microscopy Instruments
          AcCell™
     In November 2001, Ventana Medical Systems, Inc. (“Ventana”) agreed to purchase and distribute AcCell instruments with their image analysis software. The AcCell product is a computer-aided automated microscopy instrument designed to help medical specialists examine and diagnose specimens of human cells. During 2002, we agreed that Ventana would assume responsibility for manufacturing the AcCell 2500 instruments directly, rather than purchasing them from us. CCI subsequently elected not to develop the 2500 model and, in November 2003, CCI and Ventana entered into a settlement agreement providing for a non-exclusive, royalty-free license from CCI to Ventana to the source code for the AcCell 2500 for Ventana’s internal use or in the creation of executable code for its customers. In addition, as part of the settlement, CCI agreed to provide two workstations valued at $49,500 and issued a promissory note for approximately $63,000 in return for forgiveness of approximately $375,000 of advances against future sales. As of December 31, 2006, CCI still owes Ventana approximately $21,000 of principal.
     In October 2004, CCI agreed to settle an arbitration proceeding instituted by MonoGen, Inc. (“MonoGen”) against the Company through the transfer to MonoGen of certain patents, patent applications and other intellectual property rights relating to the AcCell technology as well as inventory and an unsecured installment note in the principal amount of $305,000. MonoGen granted CCI a non-exclusive license agreement for the use of the patent rights and technology as they relate to cervical and ovarian cancer in exchange for a three percent royalty on all gross sales of licensed products. As of December 31, 2006, CCI still owes MonoGen $305,000 on the promissory note. Subsequent to December 31, 2006, MonoGen, Inc. accepted payment of $325,000 and transfer of the AcCell and Savant trademark ownership rights as settlement of all outstanding principal and interest.
The Company has discontinued any development and sales of systems incorporating the AcCell technology as CCI develops and tests the next generation automated microscope, its AIPS platform.

                         AIPS™
     CCI is proceeding with the development of its new, fully-integrated AIPS workstation. This product may be delivered with a variety of features including:
•	Robotic slide-feeding systems to load and unload multiple cassettes and slides to the image system;

•	Bar code readers to ensure proper identification of samples being analyzed;

•	Unique image analysis software;

•	Electro-mechanical scanning stages to facilitate accurate slide screening;

•	Automated cellular focusing on slides; and

•	Data management software to facilitate primary or secondary review of samples and report results into record-keeping systems.
     This workstation is a key tool of our research process, clinical trials, and the InPath System laboratory-based test.
                         Drug Delivery System
     The drug delivery system is comprised of an applicator handle and drug-delivery modality in the form of a patch that provides a timed release of a therapeutic agent directly to the surface of the cervix. The applicator handle is a further development of CCI’s e2 Collector handle, which has been designed to quickly, safely and accurately position and deposit the patch on the cervix.
                         Research and Product Development
     In January 2006, the Company entered into a research license agreement with University Hospitals of Cleveland (“UHC”). Under the professional guidance of Dr. George Gorodeski, UHC will perform core research for various cancers involving epithelial cells such as gynecological disorders including cervical dysplasia and cervical cancer, bladder and uterine cancers. This research license agreement provides CCI with what it believes are significant strategic advantages, such as:
•	Positioning CCI to grow from a cyto screening focused company to a bio pharmaceutical company

•	Positioning CCI to develop commercial products based on a new biomarker that detects both cervical, bladder and endometrial cancers

•	Granting CCI rights to commercialize a unique drug delivery system to apply FDA approved drugs to existing cervical lesions

•	Leveraging CCI technology previously developed for the e2 Collector handle

•	Additional applications may develop in other types of epithelial cancers and could become the basis for diagnostic testing rather than screen testing

•	Providing physicians with a non-surgical therapeutic treatment option for cervical lesions
     Markets and Distribution Methods
     We do not plan to develop and train a large direct sales force to distribute and sell our products. Our initial strategy is to market and distribute the cervical collection device through third party distributors world wide. The laboratory version of the InPath System will be marketed to participants in the principal market for the system – namely, major laboratory organizations in the United States. Once the InPath System has been successfully established in the laboratory market, our strategy is to form alliances with these laboratories and other medical products distribution companies and utilize their sales forces to broaden sales of the InPath System to other markets, including hospitals, clinics, managed care organizations and office-based physician groups. Marketing strategy to these organizations will vary depending upon the applicable cancer screening test.
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
     Government Regulation, Clinical Studies and Regulatory Strategy
     The development, manufacture, sale, and distribution of some of our products is regulated by the U.S. Food and Drug Administration and comparable authorities in certain states and foreign countries. In the United States, the Food, Drug and Cosmetic Act (the “FD&C Act”) and related regulations apply to some of our products. These products cannot be shipped in interstate commerce without prior authorization from the FDA.
     Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a pre-market notification under Section 510(k) of the FD&C Act, commonly referred to as a “510(k) notification,” or a pre-market approval application or “PMA”. The process of obtaining FDA marketing clearance and approval from other applicable regulatory authorities is costly and there can be no guarantee that the process will be successful. The 510(k) notifications and PMAs typically require preliminary internal studies, field studies, and/or clinical trials, in addition to the submission of other design and manufacturing documentation. We manage the regulatory process through the use of consultants and clinical research organizations.
     A 510(k) notification, among other things, requires an applicant to show that its products are “substantially equivalent” in terms of safety and effectiveness to an existing FDA-cleared predicate product. An applicant may only market a product submitted through a 510(k) notification after the FDA has issued a written notification determining the product has been found to be substantially equivalent. The Company’s e2 Collector was approved for marketing by the FDA on May 31, 2002 under the 510(k) notification process.
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
     The FD&C Act generally bars advertising, promoting, or other marketing of medical devices that the FDA has not approved or cleared. Moreover, FDA enforcement policy strictly prohibits the promotion of known or approved medical devices for non-approved or “off-label” uses. In addition, the FDA may withdraw product clearances or approvals for failure to comply with regulatory standards.
     Our prospective foreign operations are also subject to government regulation, which varies from country to country. Many countries, directly or indirectly through reimbursement limitations, control the price of most healthcare products. Developing countries put restrictions on the importation of finished products, which may delay such importation. European directives establish the requirements for medical devices in the European Union. The specific directives are the Medical Device Directive (MDD 93/42/EEC) and the In-Vitro Diagnostics Device Directive (IVDD/98/79/EEC). The International Organization for Standardization (“ISO”) establishes standards for compliance with these directives, particularly for quality system requirements.
     The FDA has adopted regulations governing the design and manufacture of medical devices that are, for the most part, harmonized with the good manufacturing practices and ISO quality system standards for medical devices. The FDA’s adoption of the ISO’s approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.
     We will also be subject to certain registration, record-keeping and medical device reporting requirements of the FDA. Our manufacturing facilities, or those of our strategic partners, will be obligated to follow the FDA’s Quality System Regulation and be subject to periodic FDA inspections. Any failure to comply with the FDA’s Quality System Regulation or any other FDA or other government regulations could have a material adverse effect on our future operations.
     The InPath System also may be subject to regulation in the United States under the Clinical Laboratory Improvement Act (“CLIA”). CLIA establishes quality standards for laboratories conducting testing to ensure the accuracy, reliability and timeliness of patient test results, regardless of where the test is performed. The requirements for laboratories vary depending on the complexity of the tests performed. Thus, the more complicated the test, the more stringent the requirement. Tests are categorized as high complexity, moderate complexity (including the category of provider-performed microscopy) and waived tests. CLIA specifies quality standards for laboratory proficiency testing, patient test management, quality control, personnel qualifications and quality assurance, as applicable.
     The FDA is responsible for the categorization of commercially-marketed laboratory tests. The Centers for Disease Control is responsible for categorization of laboratory procedures such as provider-performed microscopy. For commercially-marketed tests, the FDA now determines the appropriate complexity category as it reviews pre-market submissions for clinical laboratory devices. Manufacturers are asked to include an extra copy of the package insert identified as “FOR CLIA CLASSIFICATION” in the submission for product commercialization (i.e., 510(k) or PMA). Manufacturers are notified of the assigned complexity through routine FDA correspondence (that is, as an enclosure with a clearance or approval letter or as a separate letter in response to other submissions). Categorization is effective as of the date of the written notification to the manufacturer.
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

     We are currently enrolling patients for the resumption of our clinical studies and trials on our InPath System during its development. These studies and trials vary in terms of number of patient samples, individual product components, specific processes and conditions, purpose, and other factors, which may affect the results.
     We have publicly reported the results of some of the studies of the InPath System and Cocktail-CVX at various medical meetings, in publications and in public announcements. Such studies demonstrate the system’s capability to detect cervical cellular abnormalities. The sensitivity factor, the test’s performance in detecting versus missing actual diseases, commonly called false negatives, is critical in terms of patient health.
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
     In a presentation of early results of the clinical trial of the InPath System’s e2 Collector, data showed that the cytology reports on samples collected with the e2 Collector were at least as accurate as those collected with the conventional brush/spatula method. The collector also proved to be more comfortable for the patient, provided less blood and mucus, and required only one device to collect both endocervical and ectocervical cells. The results of the additional clinical tests were submitted in January 2002 and we received FDA clearance to market the collector on May 31, 2002. We are in the process of conducting a follow-up clinical trial for the purpose of accumulating enough statistically significant data to support our marketing claims. We expect this study to be completed by the second quarter of 2007.
     We believe the results of these studies support the continued development of the InPath System. We moved ahead with additional studies and clinical trials in late 2001 and others began in 2002. Due to capital limitations we were forced to suspend all of our ongoing studies during the last half of 2002. From 2004 to the present, CCI has continued to refine and optimize the Cocktail-CVX and develop the AIPS platform as a screening device for various cancers.
     We plan to begin the resumption of our clinical studies for the InPath System during the first quarter of 2007 for uterine / endometrial cancer and we hope to complete these trials during the second half of 2008. During the first half of 2008, we plan to commence patient trial utilizing the InPath System for cervical and bladder cancer. At the conclusion of the studies, the data will be submitted to the FDA as a PMA and will form the basis of our substantiation of the clinical and economic value of the InPath System. The product may also be offered for sale as an Analyte Specific Reagent (“ASR”), which is defined as the specific ingredient required for a laboratory to create its own screening test, in the United States and for full-scale commercial and clinical use in selected international markets, where import and regulatory approvals allow. We are not permitted to market non-ASR products in the United States with clinical or diagnostic claims until we have received clearance from the FDA. ASR tests make no medical claims but may be used by laboratories that are qualified to perform highly complex tests, and by physicians as components of ASR procedures. In other countries, we may need regulatory and importation approval; however, such approvals are generally based on the data submitted to the FDA.
     We plan to pursue regulatory approval of the InPath System products through a series of submissions and, in some cases, using data from a single clinical study. This tiered approach is designed to accelerate revenue opportunities for the InPath System in the short term and to drive adoption of our innovative products over the long term, while minimizing the expense and time involved in undertaking the appropriate study.
     Our overall strategy involves the continuing study of the InPath System and Cocktail-CVX and Cocktail-GCI, as described above. This research will determine whether the InPath System is able to eliminate true negative samples from further review for cervical cancer. We believe the Inpath System could also become a primary screening device for uterine, endometrial and bladder cancer. We anticipate completion of this portion of the study and submission of the data to the FDA during 2008 for uterine and endometrial cancer and during 2009 or 2010 for bladder and cervical cancer contingent on our securing adequate financing for our operations. We will also submit the data to foreign regulatory authorities that have jurisdiction over these products. Subsequently, we will continue to collect and submit data for the InPath System point of service test.
     If the submissions for the various InPath System products are cleared by the FDA for sale in the U.S. market or approved for sale by foreign regulatory agencies, we intend to sell the cleared products in their respective clinical markets.
InPath System Product Introduction Timelines

Product	Process	Timeline
e2 Collector	Clinical trials	Completed
	Regulatory submission & review	September 2001
	Regulatory clearance	May 2002
	Follow up clinical trial	Q4 2006
	Sales	Q3 2007

Cocktail-CVX & GCI	Clinical trials (1)	Q1-4 2007
	Regulatory submission & review (1)	Q1 2008
	Regulatory clearance projected (1)	Q3 2008
	U.S. sales (1)	Q4 2008
	International sales (1)	Q4 2008
	Product development and clinical trials (2,3)	Q2 2008 - Q4 2009

AIPS	Product development & pre production mfg (2)	Q1 2007 - Q1 2008
	Sales (2)	Q2 2008

Drug Delivery System (3)	Instrument Development	Q2-4 2008
	Patient Trials	Q1- 3 2009
	Regulatory submission & review	Q4 2009
	Regulatory clearance	Q2 2010
	Sales	Q3 2010

(1)	All of the above target dates pertain to the EndoScan test for uterine/ endometrial cancer.

(2)	Sales would pertain to the EndoScan test in 2008 and 2009. Base product development and pre production manufacturing would apply to all cancer recognition imaging software. Trials for bladder and cervical cancer would occur in 2008 and 2009 with expected FDA approval in late 2009-2010 time frame.

(3)	If trial and development expenses are not funded through e2 Collector and EndoScan sales additional capital will be required.
     We currently distribute automated microscopy instruments into commercial markets that do not require regulatory clearance. In order to distribute products not yet approved by the FDA for use in certain clinical applications, we will be required to conduct clinical trials and to make submissions to applicable regulatory agencies for clearance. We do not have any current plans to make any submissions to the FDA or foreign regulatory agencies covering these products. In the future, some of our customers may include these products in submissions to the FDA or foreign regulatory agencies covering their use in a customer’s proprietary diagnostic or clinical process.

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
     The market for our cancer screening and diagnostic product line is significant, but highly competitive. We are unaware of any other company that is duplicating our efforts to develop a fully-automated, objective analysis and diagnostic system for cervical endometrial, uterine and bladder cancer screening that can be used at the point of service. Our competition includes many companies with financial, marketing, and research and development resources substantially greater than ours. There can be no assurance that our technological innovations will provide us with a competitive advantage.
     There are several U.S. and foreign companies that produce automated and quantitative microscopy instruments. In the past, the market for these instruments has been primarily limited to research applications. However, as a result of recent advances in the area of molecular diagnostics, we believe the market for such instruments and applications will increase over the next several years. We believe our instruments are the most versatile and cost-effective platforms available in the current market whether as an outright purchase or a fee-for-use application.
     In general, we believe that our products must compete primarily on the basis of accuracy, functionality, product features and effectiveness of the product in standard medical applications. We also believe that cost control and cost effectiveness are additional key factors in achieving or maintaining a competitive advantage. We focus a significant amount of product development effort on producing systems and tests that will not add to overall healthcare cost. Specifically, there are several companies whose technologies are similar, adjunctive to, or may overlap with that of CCI. These include Cytyc Corporation, Tripath Imaging Inc., Digene Corporation, Ventana Medical Systems, Inc., Clarient, Inc., and Applied Imaging Corp. However, we do not believe any of these companies have developed the fully-integrated solution necessary to deliver a fully-automated, proteomic-based solution. To develop fully-automated solutions, companies must have technologies that fully integrate microscopy instruments, imaging software and cancer-detecting biochemistry. It is difficult to assess our competitive position in the market since we are not aware of the development stages if any of competitors’ products.
     Operations
     We conduct research and development work for the InPath System using a combination of our full-time and part-time employees and contract workers in our Chicago, Illinois location and contracted researchers operating laboratory through University Hospitals – Cleveland.
     We do not intend to invest capital to develop our own distribution and sales organizations, or construct and maintain a medical-products manufacturing facility and all its related quality systems requirements. Our strategy is to utilize the operations, quality systems and facilities of a contract manufacturer specializing in medical products manufacturing to meet our current and future needs in the United States and international markets. This strategy covers manufacturing requirements related to the InPath System’s chemical components, plastic and silicone parts for the e2 Collector, InPath System instruments and the AIPS instruments.
     To this end, we have agreements, including for design and development work, with manufacturers of medical-grade components to supply the silicone balloon and other components of the sample collection device. We also have contracts with manufacturers to supply much higher volumes that will be needed once we begin to sell the sample collection device. These manufacturers have the capacity to handle high volume production through facilities in both the United States and several foreign countries.

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
     In the United States, we follow the practice of filing a provisional patent application for each invention as soon as it has been determined that the invention meets the minimum standards for patentability. While a provisional patent application does not provide any formal rights or protections, it does establish an official priority date for the invention that carries over to any utility patent applications that are derived from the provisional application within the next 12 months. A utility patent application begins the process that can culminate in the issuance of a U.S. patent. We convert each outstanding provisional patent application into some number of utility patent applications within this 12-month period. In most cases each provisional application results in one utility filing. However, in some cases a single provisional application has generated two independent utility filings or multiple (up to five) provisional applications have been consolidated into a single utility application. During the examination of a utility application, the U.S. Patent and Trademark Office may require us to divide the application into two or more separate applications or we may file a continuation-in-part patent application that expands upon the technology disclosed in an earlier patent application and which has the potential of superseding the disclosure of the earlier application. For these reasons, estimating the number of patents that are likely to be issued based upon the numbers of provisional and utility applications filed is difficult.
     Prior to filing a utility application in the United States, we review the application to determine whether obtaining patent coverage for the invention outside of the United States is necessary or desirable to support our business model. If so, a patent application is filed under the Patent Cooperation Treaty (“PCT”) at the same time that the U.S. filing is made. Depending upon the nature of the invention and business considerations, we typically specify the patent offices in three to six countries to which the PCT application is to be submitted and file in individual foreign patent offices after the PCT application term has expired. As of December 2006, six PCT applications had been filed – the terms of which have all expired.
     As of December 2006, we had filed eleven U.S. utility patent applications. Three of the U.S. utility applications have been issued as U.S. patents and seven have been abandoned. One China patent had been issued and one European case has been abandoned. One U.S. and five foreign patent applications are filed and pending. In order to reduce the expenses related to patent prosecution, we are currently taking only those actions needed to keep them in effect. This group of patents and patent applications covers all aspects of the InPath System including, but not limited to, the point of service instrument, the personal and physicians’ collectors, and the slide-based test. As a result of the acquisition of AccuMed, we acquired 33 issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of 17 were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software were also acquired. We also held an exclusive license from Invirion, Inc. and Dr. Bruce Patterson covering a patent and certain medical technology for detection of certain genes in cancer-causing types of Human Papilloma Virus (“HPV”). We purchased the license for cash, future royalties, and other considerations. Pursuant to a settlement agreement entered into with Dr. Patterson and Invirion in the fourth quarter of 2004, however, the Company agreed to the termination of such license and related agreements, the transfer and assignment back to Invirion of such patent and medical technology and all of CCI’s right, title and interest therein and intellectual property rights associated therewith, and to cease the development or sale of any such technology.
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
     Patent applications filed prior to November 29, 2000 in the United States are maintained in secrecy until any resulting patent is issued. As there have been examples of U.S. patent applications that have remained “in prosecution” and, therefore, secret for decades, it is not possible to know with certainty that any U.S. patent that we may own, file for or have issued to us will not be pre-empted or impaired by patents filed before ours and that subsequently are issued to others. Utility patent applications filed in the United States after November 29, 2000 are published 18 months after the earliest applicable filing date. As this revised standard takes full effect, the chances that such a “submarine” patent will impair our intellectual property portfolio are significantly reduced. Foreign patent applications are automatically published 18 months after filing. As the time required to prosecute a foreign utility patent application generally exceeds 18 months and the foreign patents use a “first to file” rather than a “first to invent” standard, we do not consider submarine patents to be a significant consideration in our patent protection outside of the United States.
     Our products are or may be sold worldwide under trademarks that we consider to be important to our business. We own the trade names “InPath,” “e2 Collector,” and “Cocktail-CVX.” We may file additional U.S. and foreign trademark applications in the future.
     Our future technology acquisition efforts will be focused toward those technologies that have strong patent or trade secret protection.
     We cannot be sure that patents or trademarks issued or which may be issued in the future will provide us with any significant competitive advantages. We cannot be sure any of our patent applications will be granted or that their validity or enforceability will not be successfully challenged. The cost of any patent-related litigation could be substantial even if we were to prevail. In addition, we cannot be sure that someone will not independently develop similar technologies or products, duplicate our technology or design around the patented aspects of our products. The protection provided by patents depends upon a variety of factors, which may severely limit the value of the patent protection, particularly in foreign countries. We intend to protect much of our core technology as trade secrets, either because patent protection is not possible or, in our opinion, would be less effective than maintaining secrecy. However, we cannot be sure that our efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently.
     Research and Development
     Our research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize both in-house and contracted research and development efforts. We believe research and development is critical to the success of our business strategy. During the years 2006 and 2005, our research and development expenditures were approximately $854,000 and a credit of $(100,000), respectively, all of which were charged to expense in our consolidated statement of operations. Settlement to vendors related to research and development activities for less than the recorded amounts were credited to expenses.
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
     Components and Raw Materials
     Low-cost products are a key component of our business strategy. We designed the e2 cervical collection device using widely available and inexpensive silicone and plastic materials. These materials are available from numerous sources and can be fabricated into finished devices by a variety of worldwide manufacturers based on our proprietary designs.

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
Working Capital Practices
     During the fiscal year ended December 31, 2006, we did not sell any InPath System products. During 2005, we sold several AcCell instrument platforms and billed and received fees under an AcCell fee-for-use contract. Based on certain settlement agreements, we have given up all our rights to sell the AcCell instrument platforms. CCI has instead elected to proceed with the development of its new fully-integrated AIPS workstation and all the Inpath System applications. We have financed our U.S. operations and research and development efforts by raising funds through the sale of debt or equity securities. We will continue to use these methods to fund our operations until such time as we are able to generate adequate revenues and profits from the sale of some or all of our products.
     We believe that future sales of the InPath System or other products into foreign markets may result in collection periods that may be longer than those expected for domestic sales of these products. Our strategy will be to use letters of credit or other secured forms of payment, whenever possible, in sales of products in foreign markets.
Employees
     As of April 12, 2007, we employed a total of five full-time employees and three part-time employees supplemented by additional consultants in the United States.
Financial Information About Foreign and Domestic Operations and Export Sales
     Markets outside of North America are an important factor in our business strategy. Any business that operates on a worldwide basis and conducts its business in one or more local currencies is subject to the risk of fluctuations in the value of those currencies against the dollar. Such businesses are also subject to changing political climates, differences in culture and the local practices of doing business, as well as North American and foreign government actions such as export and import rules, tariffs, duties, embargoes and trade sanctions. We do not regard these risks, however, as a significant deterrent to our strategy to introduce our InPath System to foreign markets in the future. As we begin to market and sell our InPath System, we will closely review our foreign operational practices. We will attempt to adopt strategies to minimize the risks of changing economic and political conditions within foreign countries.
     During the fiscal year ended December 31, 2006, the Company did not have any foreign operations and was not conducting any foreign sales of its products.
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
     There is a limited market for “penny stocks” such as our common stock.
     Our common stock is considered a “penny stock” because, among other things, our price is below $5 per share, it trades on the Over-the-Counter Bulletin Board and we have net tangible assets of less than $2,000,000. As a result, there may be little or no coverage by security analysts, the trading price may be lower, and it may be more difficult for our stockholders to dispose of, or to obtain accurate quotations as to the market value of, the common stock. Being a penny stock also could limit the liquidity of our common stock.
     The historically volatile market price of our common stock may affect the value of our stockholders’ investments.
     The market price of our common stock, like that of many other life science and biotechnology companies, has in the past been highly volatile. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:
•	general economic and other external market factors;

•	announcements of mergers, acquisitions, licenses and strategic agreements;

•	announcements of private or public sales of securities;

•	announcements of new products or technology by us or our competitors;

•	ability to finance our operations;

•	fluctuations in operating results; and

•	announcements of the FDA relating to products.
     Our common stock is unlikely to produce dividend income for the foreseeable future.
     We have never paid a cash dividend on our common stock and we do not anticipate paying cash dividends for the foreseeable future; our ability to declare dividends on our common stock is further limited by the terms of certain of the Company’s other securities, including several series of its preferred stock. We intend to reinvest any funds that might otherwise be available for the payment of dividends in further development of our business.
     Our common stock is subject to dilution, and an investor’s ownership interest and related value may decline.
     We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2006, we had 82,655 shares of Series A convertible preferred stock outstanding, which convert into approximately 36,099 shares of our common stock; 225,736 shares of Series B convertible preferred stock outstanding, which convert into approximately 902,944 shares of our common stock; 38,333 shares of Series C convertible preferred stock outstanding, which convert into approximately 191,665 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 1,750,000 shares of our common stock; and 52,918 shares of Series E convertible preferred stock outstanding, which convert into approximately 1,455,224 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation (as amended to date) gives our board of directors authority to issue the remaining 5,143,137 undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine.
     At December 31, 2006, we had outstanding warrants to purchase an aggregate 55,086,337 shares of our common stock, outstanding options to purchase approximately 2,257,991 shares of our common stock, and 450,000 stock appreciation rights, which are convertible into approximately 289,286 shares of common stock.
     At December 31, 2006, outstanding convertible promissory notes, including interest due were convertible into approximately 510,000 shares of our common stock. Under the provisions of certain outstanding convertible promissory notes, the holders have the right to receive a warrant to purchase additional shares of common stock upon exercise of the conversion right. Because warrants are due upon conversion but not upon repayment of the convertible promissory notes, we are unable to determine the exact number of additional warrants to purchase shares of our common stock that will be issuable upon conversion of the notes, although it could be approximately 170,000 shares.

     At December 31, 2006, we had approximately 16,869,342 shares of our common stock reserved for future stock options under our 1999 Equity Incentive Plan and 160,415 shares of our common stock reserved for future sale to employees under our 1999 Employee Stock Purchase Plan.
     The issuance of shares of our common stock upon the conversion of our preferred stock or notes, or upon exercise of outstanding options and warrants, would cause dilution of existing stockholders’ percentage ownership of the Company. Holders of our common stock do not have preemptive rights, meaning that current stockholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our common stock.
     We have a history of operating losses and there are doubts as to our ability to continue as a going concern.
     Our revenues, from inception in March 1998 through 2003, were derived almost entirely from sales by Samba Technologies SARL (“Samba”), our former wholly-owned subsidiary. The assets of Samba were sold in December 2003 as part of the French Commercial Court ordered liquidation and CCI lost all rights and title to the assets, including Samba’s software. CCI has sold only a very limited amount of our InPath System products to date and cannot be certain as to when sales of the Company’s products might occur in the future.
     We expect to devote substantial resources to product development. We anticipate that we will continue to incur significant losses unless and until some or all of our products have been successfully introduced, if ever, into the marketplace.
     We have incurred substantial losses and have limited financial resources. Consequently, our independent auditors have noted that these conditions raise substantial doubt as to our ability to continue as a going concern in the report of our independent auditors. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty. Moreover, the going concern explanatory paragraph may make obtaining additional financing more difficult or costly.
     We continue to have the need to raise funds for operating purposes.
     We have a history of losses and continue to experience the need to raise funds for operating purposes until we generate significant sales revenue. Lack of funding may affect our overall ability to operate our business, including the ability to employ adequate staff and conduct ongoing studies and clinical trials of our products. Failure to raise adequate financing to meet our business needs could materially jeopardize CCI and its ability to conduct business. There can be no assurance that we will be able to secure necessary funds.
     We are unable to issue more common stock
     As of December 31, 2006, we were authorized to issue 375,000,000 shares of common stock. If the holders of our preferred stock outstanding and the holders of the convertible promissory notes outstanding elect to convert their holdings into common stock, and the holders of the stock options and warrants outstanding elect to exercise their rights to purchase common stock, the Company is obligated to have issued approximately 377,000,000 shares of commons stock, which is in excess of what we currently have authorized. We plan to ask the Company’s shareholders to authorize the issuance of additional shares or reverse split our common stock at our annual meeting. However there is no guarantee that we will be able to obtain the votes needed to obtain the additional authorized shares.
     We may not be able to meet our long-term capital requirements.
     We believe that our existing capital resources may not be sufficient to meet the long-term requirements of the Company. The sale of product and services may not provide the capital needed to meet our long-term funding requirements. We anticipate that these long-term funding needs may require the sale or issuance of additional shares of common stock

(subject to authorization to issue additional common shares from our shareholders or approval for a reverse split of the common shares outstanding) or instruments convertible into common stock. Such sales or issuances, if any, would have a dilutive effect on the holdings of our stockholders and the value of our common stock. We cannot be certain what level of dilution, if any, may occur or if we will be able to complete any such sales of common stock or other securities in the future. At April 12, 2007, we believe we have the necessary capital to fund operations for the next nine to twelve months. Due to unforeseen circumstances, additional needs for funds may arise over the next 12 months. Whether we will need to raise additional funds to support our long-term operations is influenced by many factors, including the costs, timing and success of efforts to develop products and market acceptance of our products.
     Our products are subject to government regulation and they may not receive necessary government approvals.
     The sale and use of our products in the United States is regulated by the FDA. We must meet significant FDA requirements before we receive clearance to market our products. Included in these FDA requirements is the conduct of lengthy and expensive clinical trials to prove the safety and efficacy of the products. Until we complete such clinical trials, our products may be used only for research purposes or to provide supplemental diagnostic information in the United States. We have FDA approval for one of our products, the e2 Collector. We have commenced a follow- up clinical trial for the e2 Collector and commenced clinical trials for the EndoScan product. We cannot be certain these trials can be completed according to plan or that the results of these trials, or any future trials, when submitted to the FDA along with other information, will result in FDA clearance to market our products in the United States.
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
     We compete in the medical device and diagnostics marketplace with companies that are much larger and have greater financial resources. We may not succeed in developing technologies and products that are more effective than those being developed by our competitors. Our technologies and products may be rendered obsolete or noncompetitive as a result of products introduced by our competitors. Most of our competitors have substantially greater financial and technical resources, production and marketing capabilities, and related experience, which may enable them to develop, manufacture and market their products more successfully and at a lower cost. In addition, many of our competitors have significantly greater experience in conducting preclinical testing and clinical trials of products and obtaining regulatory approvals to market such products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly, which may give them an advantage in achieving market acceptance of their products.
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
     CCI has experienced significant turnover in its senior management in the past and there can be no assurance that we will be able to attract and retain key personnel.
Item 2. Description of Property
     We occupy approximately 2,540 square feet of leased space at 414 N. Orleans St., Suites 502 and 503, Chicago, Illinois 60610, under a five-year lease that expires in October 2008. This space houses our executive offices, research laboratory, and engineering development facilities. We also lease an executive office of approximately 300 square feet at 212 Carnegie Center, Suite 206, Princeton, New Jersey 08540 for our chief executive officer. We consider our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for their intended purposes and to have capacities adequate to meet current and projected needs for our operations. CCI does not have any policies regarding investing in real estate, and has not had in the past and does not expect in the future to invest in real estate.
Item 3. Legal Proceedings
Settled in 2006
     Ungaretti & Harris LLP. In May 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against CCI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against CCI in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. CCI made the final payment in June 2006. Ungaretti & Harris filed its Satisfaction of Judgment with the Circuit Court of Cook County on June 21, 2006. CCI’s payments to Ungaretti & Harris are now concluded and CCI believes it has no further obligation to the firm.
     Hill & Barlow LLP. In February 2003, Hill & Barlow LLP, a now defunct law firm, filed a complaint against CCI in the Trial Court of the Commonwealth of Massachusetts (000740), seeking the collection of unpaid legal fees. Judgment was entered against CCI in the amount of $16,842, plus costs and interest. In April 2004, the parties completed a settlement agreement, which was never executed due to a dispute over return of certain client files. In July 2006, the parties executed an amended settlement agreement to satisfy the judgment. CCI made the sole payment required under the agreement and Hill & Barlow LLP tendered its Satisfaction of Judgment for filing to the Trial Court of the Commonwealth of Massachusetts in July 2006. CCI believes it has no further obligation to Hill & Barlow LLP.
     Medical College of Georgia Research Institute, Inc. In November 2003, the Medical College of Georgia Research Institute, Inc. filed suit against CCI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for CCI. The Medical College of Georgia, R.I. claimed that the principal amount of the obligation due from CCI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. In October 2004, the court entered summary judgment in favor of the Medical College of Georgia, R.I. and against CCI in the amount of $68,404. In July 2006, the parties reached a settlement agreement to satisfy the judgment. CCI made the sole payment of $58,000 required under the agreement to the Medical College of Georgia, R.I. in July 2006. CCI believes it has no further obligation to the Medical College of Georgia Research Institute, Inc.
     Account Resource. In 2002, Account Resource filed a complaint against CCI in the Circuit Court of Cook County, Illinois (Case No. 02 m1 0165588) for breach of contract for supply of temporary employees. The Circuit Court of Cook County entered judgment against CCI for $30,000. Account Resource recorded that judgment during February 2003. In July 2006, the parties reached a settlement agreement to satisfy the judgment. On July 14, 2006, CCI paid the sole payment of $18,000. CCI believes it has no further obligation to Account Resource.
     Arthur Lipper III. In July 2004, Arthur Lipper III filed a lawsuit against CCI in the Circuit Court of Cook County, Illinois (04 L 7671). Mr. Lipper claimed that CCI breached a consulting services agreement and sought $60,000, plus interest and court costs. CCI entered into a settlement agreement with Mr. Lipper in February 2006 pursuant to which CCI has agreed to pay Mr. Lipper $60,000 in full satisfaction of his claims. CCI’s payments to Mr. Lipper were made as agreed in 2006. The lawsuit has been dismissed. CCI believes it has no further obligation to Mr. Lipper.
     The Lumber Company (formerly Garrett Realty, Inc.). Prior to CCI’s acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for office space located in Chicago, Illinois (Circuit Court of Cook County, Illinois (Case No. 01 M1 725821)). In July 2002, judgment was entered in favor of Garrett in the amount of approximately $157,000. In December 2002, pursuant to a court order, Garrett seized approximately $12,500 from a CCI bank account as a partial payment against the judgment amount. CCI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments, but contested the right of Garrett to pursue collection of the judgment against the assets of CCI. During the first quarter of 2004, CCI reached a preliminary settlement on the outstanding judgment amounting to approximately $157,000 (plus interest) at that time, which required six monthly payments. In 2004, CCI made the first four required monthly payments. CCI also agreed to issue shares of its common stock as part of the final settlement. In March 2005, Garrett assigned its right, title and interest in the judgment to The Lumber Company. In March 2006, CCI and Lumber Co. entered into a formal settlement agreement under the same general terms reflected above. In connection with that March 2006 agreement, CCI paid to Lumber Co. two payments of $13,724 and also issued to Lumber Co. 823,466 restricted shares of CCI common stock. Final payment was made in April 2006. CCI believes it has no further obligation under this settlement.
     The Lash Group, Inc. In June 2004, The Lash Group, Inc., a healthcare consulting firm, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Mecklenburg County, North Carolina (04 CVS 10367). The Lash Group sought approximately $94,000, plus interest, attorney fees, and court costs, for the alleged breach of an agreement, with respect to which Peter Gombrich, the former Chairman and Chief Executive Officer, and CCI were sought to be held primarily liable. In October 2005, CCI entered into a settlement agreement with The Lash Group, which required The Lash Group to file a voluntary dismissal with prejudice of the lawsuit. In March 2006, CCI made its final payment in full satisfaction of the settlement agreement. CCI believes it has no further obligations under this settlement.
     Reid Jilek. In October 2004, Reid Jilek filed a lawsuit against CCI in the Circuit Court of Cook County, Illinois (04 CH 17375). Mr. Jilek claimed that CCI had breached a 2003 services agreement and that CCI subsequently breached a 2004 settlement agreement. Mr. Jilek sought $180,000 pursuant to the services agreement or, alternatively, $114,000 pursuant to the settlement agreement. Mr. Jilek also sought a court order that CCI issue him 1,500,000 warrants to purchase CCI stock at $0.17 per share pursuant to the services agreement. CCI previously issued to Mr. Jilek warrants to purchase 1,000,000 shares of its common stock at $0.17 per share. CCI entered into a settlement agreement with Mr. Jilek in December 2005 pursuant to which CCI paid Mr. Jilek $15,000 for attorney fees, issued him warrants to purchase 1,000,000 shares at $.04 per share (in exchange for the cancellation of the previously issued warrants to purchase 1,000,000 shares) and has agreed to pay Mr. Jilek $5,000 each month for the next 30 months. The payments have been made to date as scheduled. As of December 31, 2006, the Company had a remaining balance of $90,000 accrued.

Pending as of December 31, 2006; Subsequent Events
     Peter Gombrich. In April 2005, former CCI officer and director Peter Gombrich filed suit against CCI and CCI’s former Chief Executive Officer Denis M. O’Donnell, M.D. in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claims that CCI breached a written employment contract and that it owed him in excess of $849,500. Mr. Gombrich also alleged a claim against CCI for contribution and indemnification regarding agreements he allegedly signed as a personal guarantor for certain alleged CCI obligations. CCI filed a motion to compel the case to arbitration, pursuant to the terms of the employment contract, and CCI’s motion was granted in August 2005. In late 2005, CCI filed its answer and affirmative defenses, and has asserted numerous counterclaims against Mr. Gombrich. The arbitration hearing on the parties’ cross-claims concluded in October 2006. The arbitrator issued a decision in January 2007, awarding Mr. Gombrich $538,413 for compensation plus sixty percent of his attorney fees as they relate to the award. The plaintiff’s attorney has filed a motion to reconsider the judgment against Mr. Gombrich relating to his indemnification claim. The attorney fees have yet to be determined. The claim against CCI for contribution and indemnification was denied. The Company believes that it recorded a sufficient liability reserve for this award.
     The Regents of the University of California. In May 2004, The Regents of the University of California filed suit against CCI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claims that CCI breached an agreement to sponsor a research project for a period of one year. The complaint seeks compensatory damages in the amount of $57,530 and additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against CCI in the amount of $132,827, which includes court costs. In February 2007, CCI and the University of California agreed to a financial settlement of the default judgment. CCI tendered final payment in March 2007 and believes it has no further obligation.
     In the third quarter of 2006, The Attorney General of the State of Illinois has brought an action in the Circuit Court of Cook County, Illinois (Case No. 2006-L-003353) against the Company with regard to the Company’s alleged failure to pay back wages in the amount of $282,833 to certain of its former employees. The Company believes that it has settled the former employees’ claims and is supplying the State with substantiation that all such back wages have been paid.
     In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (“Note”) which Diamics had previously issued to Dr. Jilek. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if payment of the loan installments were not executed in accordance with the terms of the note. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Note to the Company. The case has been transferred to the Superior Court of San Diego. However, the Company has not recorded any value for this ownership as of December 31, 2006, pending the outcome of this litigation. CCI and Diamics in February 2006 settled litigation between the two companies for a suit CCI filed against Diamics in October 2005 and a suit Diamics filed against CCI in June 2005. CCI had no monetary obligations under the settlement.
Other claims
     Other Creditors. CCI was a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors, employees and consultants to collect past due amounts for services. CCI is attempting to settle these suits and unfilled claims. CCI does not consider any of these claims to be material.
     During the year ended December 31, 2006, CCI continued its’ restructuring settlement of its outstanding debt and accounts payable. During the period, the Company settled claims of creditors totaling of approximately $2.5 million through cash payments of approximately $800,000 and 2,928,271 shares of restricted common stock issued at a value of approximately $320,500. In addition, the Company issued 450,000 warrants valued at $44,000.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of stockholders during the fourth quarter of 2006.
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities
Market Information
     Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “CYCR.OB.” The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, and may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions.

	Range of Common
	Stock
	High	Low
Year Ended December 31, 2006
1st Quarter	$0.15	$0.05
2nd Quarter	$0.25	$0.11
3rd Quarter	$0.23	$0.15
4th Quarter	$0.44	$0.17

Year Ended December 31, 2005
1st Quarter	$0.12	$0.07
2nd Quarter	$0.07	$0.05
3rd Quarter	$0.16	$0.02
4th Quarter	$0.10	$0.04
Holders
     As of March 30, 2007, we had approximately 1,429 record holders of our shares of common stock. This number does not include other persons who may hold only a beneficial interest, and not an interest of record, in our common stock.
Dividends
     We have not paid a cash dividend on shares of our common stock, and the Board of Directors is not contemplating paying dividends at any time in the foreseeable future. The terms of certain of the Company’s securities, including its Series B, C, D and E preferred stock, provide that so long as such security is outstanding the Company shall not declare any dividends on its common stock (or any other stock junior to such security) except for dividends payable in shares of stock of the Company of any class junior to such security, or redeem or purchase or permit any subsidiary to purchase any shares of common stock or such junior stock, or make any distributions of cash or property among the holders of the common stock or any junior stock by the reduction of capital stock or otherwise, if any dividends on the security are then in arrears.
     We paid non-cash dividends, in the form of newly issued shares of our common stock, amounting to $693,000 and $20,000 during 2006 and 2005, respectively, to holders of shares of our preferred stock who elected to convert their preferred stock and cumulative dividends thereon into shares of our common stock. We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $2,085,000, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.

Stock Transfer Agent
     Our stock transfer agent is LaSalle Bank NA, 135 South LaSalle Street, Chicago, IL 60603, and its telephone number is (312) 904-2000.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table presents information about the equity compensation plans of the Company as of fiscal-year end December 31, 2006. See also Note 8 – Stockholders’ Equity and Note 11 – Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements for further information.

Equity Compensation Plan Information

			Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans (excluding
	of outstanding options,	options, warrants,	securities reflected in
	warrants and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders
1999 Equity Incentive Plan (as amended) – 20,000,000 shares	2,257,991	$0.2767	16,869,342
1999 Employee Stock Purchase Plan – 200,000 shares	—	—	160,415
Equity Compensation Plans Not Approved by Security Holders
Warrants issued with debt and equity(1)	35,828,718	$0.1614	—
Warrants issued for financial and IR services (2)	5,270,125	$0.1566	—
Warrants issued for officer and director compensation (3)	10,250,000	$0.1683	—
Warrants issued in forgiveness of debt and other services (4)	3,697,660	$0.1232	—
Warrants from AccuMed acquisition (5)	39,834	$15.0600	—

Total	57,344,328	$0.3309	17,029,757

1)	CCI has issued warrants in conjunction with the issuance of debt and equity. The issuance of warrants significantly reduced the cash costs that would otherwise be associated with raising capital.

2)	CCI has generally included warrants in compensation agreements for providers of investor relations and/or public relations services. Warrants were also issued to financial advisors as remuneration for the procurement of equity, debt and preferred stock convertible into equity. This practice significantly reduces the cash costs to CCI to obtain these services.

3)	In lieu of cash payment for employment services during fiscal year 2006, 4,000,000 warrants each were issued to the former CEO David Weissberg M.D., and our current CFO Robert McCullough Jr. In addition, Augusto Ocana M.D., our current CEO, was issued 500,000 warrants. Directors John Abeles M.D. and Alexander Milley were issued 625,000 warrants each for services rendered. Former Vice President of Legal and Regulatory Affairs, Edward Renner was issued 500,000 warrants for services.

4)	CCI has issued warrants to settle debt and pay for services rendered.

5)	In September 2001, CCI completed the acquisition of AccuMed by merging it into a wholly-owned subsidiary of CCI. As a result, CCI assumed stock options and warrants outstanding on the records of AccuMed at the time of the acquisition. The remainder of the options that were assumed in the acquisition are included in total options outstanding under the Company’s 1999 Equity Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
     Issuance of Securities
     Common Stock. During fiscal 2006 and 2005, CCI offered common stock to foreign and accredited investors in exchange for cash.
     During 2006, the Company received net aggregate proceeds of $7,283,000 and issued an aggregate 80,064,292 shares of restricted common stock at a weighted average of $0.095 per share. During 2005, the Company received net aggregate proceeds of $1,483,000 and issued an aggregate 11,858,334 shares of restricted common stock at a weighted average of $0.05 per share and 42,510,496 unregistered subscribed shares at $0.025 per share.
     Also during 2006, the Company received proceeds of $246,988 from the exercise of warrants for 2,023,079 shares of restricted common stock.
     Warrants. During 2006, as part of the offering of common stock, CCI granted investors at total of 20,689,446 warrants to purchase common stock at prices ranging from $0.10 to $0.32 per share. Beginning in December 2004 and ending in June 2005, CCI offered common stock to accredited investors in exchange for cash. As part of the offering, CCI granted each investor a warrant to purchase common stock at an exercise price of $0.10 per share, with the first $250,000 of investment to receive 50% warrant coverage and subsequent investments in excess of $250,000 to receive 25% coverage.
     In March 2006, CCI issued warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.04 per share to a non-employee consultant as a settlement for past consulting services. CCI valued the warrants at $128,700 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the year ended December 31, 2006.
     In March 2006, CCI also issued warrants to purchase 300,000 shares of common stock with an exercise price of $0.10 per share to a former employee as a settlement for past employment services. CCI valued the warrants at $37,170 using the Black-Scholes valuation model and recorded the amount as a payroll expense for the year December 31, 2006.
     In addition, during 2006, the Company issued warrants to purchase 1,943,167 shares of common stock at exercise prices ranging from $0.15 to $0.20 per share to non employee vendors for services performed. The warrants are for a term ranging from three to five years and are exercisable immediately. CCI valued the warrants at $312,675 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the year ended December 31, 2006.
     During December 2006, the Company issued a warrant to a vendor in connection with settlement of trade debt. The warrant entitles the vendor to purchase 450,000 shares of common stock at an exercise price of $0.15, exercisable immediately, over a term of five years. CCI valued the warrant $43,535 using the Black-Scholes model and recorded the amount against the trade debt owed.
Also in 2006, the Company issued to its executive officers warrants to purchase a total of 8,000,000 shares of restricted common stock at an exercise price of $0.1275 to $0.20 per share. These warrants vest at January 1, 2007. The Company also issued each independent director warrants to purchase 625,000 shares of common stock at $0.20 per share for a total of 1,250,000 shares of common stock. These warrants are immediately exercisable. CCI recorded total non-cash compensation expense in connection with these warrants of $1,094,600, based upon the fair value as determined using the Black-Scholes valuation model. The Company issued warrants to an executive officer to purchase a total of 500,000 shares of restricted common stock at an exercise price of $0.13 per share, exercisable immediately and for a term of three years. The Company also issued 500,000 warrants to a former executive officer for compensation owed him during his employment term, to purchase a total of 500,000 shares of common stock at an exercise price of $0.20 per share, exercisable immediately and for a term of five years

     The Company was obligated under the terms of subscription agreement for the Bridge I convertible promissory notes to issue additional warrants to the note holders based on certain events. If and when the holder of a Bridge I note elects to convert the principal of the note into shares of CCI common stock, the holder is entitled to receive a warrant to purchase one share of CCI common stock for each four shares of CCI common stock into which the note is converted at an exercise price equal to $0.20, based on the written offer dated October 10, 2003. The Company issued 1,572,726 warrants in the fourth quarter of 2006 to all the holders that have converted their notes and accrued interest.
     In February 2005, CCI issued warrants to purchase 200,000 shares of common stock with an exercise price of $0.06 per share to a non-employee financial consultant for past financial services. CCI valued the warrants at $16,260 using the Black-Scholes valuation model and recorded this as an administrative expense for the first quarter of fiscal 2005.
     In February 2005, CCI issued warrants to purchase an aggregate 6,500,000 shares of common stock of the Company with an exercise price of $0.30 per share to Azimuth Corporation and Cadmus Corporation in exchange for such warrant holders’ agreement to cancel certain other warrants containing anti-dilution provisions unfavorable to the Company. CCI valued the warrants at $420,551 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the first quarter ended March 31, 2005. In 2006, the warrants issued to Azimuth and Cadmus in February 2005, as noted above, were modified. The total of the warrants were reduced to 3,500,000 or 1,548,077 and 1,951,923 shares to Azimuth and Cadmus, respectively, at an exercise price of $0.10 per share.
     In May 2005, CCI issued warrants to purchase 556,500 shares of common stock with an exercise price of $0.06 per share to a non-employee financial consultant for past financial services. CCI valued the warrants at $25,265 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital – warrants for the second quarter of fiscal 2005.
     In general, each of the above warrants expires three or five years from the date of issuance and is exercisable immediately upon issuance. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws, except for the 8,000,000 warrants issued to the officers. These warrants are exercisable on January 1, 2007. The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.
     Conversions
     During 2006, holders of an aggregate $952,500 principal amount of Bridge I, II and III Convertible Promissory Notes elected to convert their notes and related accrued interest totaling approximately $278,000 into 9,337,698 shares of unregistered common stock
     Also in 2006, Northlea Partners, a company affiliated with one of our directors, elected to convert Convertible promissory notes totaling approximately $120,000 in principal and accrued interest into 900,188 shares of unregistered common stock.
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
     In May 2006, Monsun converted its convertible promissory notes in the principal amount of $500,000 and $519,000, including accrued interest, into 7,624,327 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note, the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note for the year ended December 31, 2006.
     Preferred Stock. During 2006, holders of 139,370 shares of Series B convertible preferred stock converted their shares, including cumulative dividends due thereon, into 851,040 shares of unregistered common stock. Holders of 207,500 shares of Series C preferred stock converted their shares, including cumulative dividends due thereon into 1,517,593 shares of unregistered common stock. Also in 2006, holders of 180,680 shares (119,380 of these shares were held by affiliates of one of our directors) of Series E convertible preferred stock converted their shares, including cumulative dividends due thereon, into 7,209,963 shares of unregistered common stock. During the fiscal year ended December 31, 2005, a shareholder converted an aggregate 17,000 shares of Series C convertible preferred stock, including cumulative dividends due thereon, into 118,260 shares of unregistered common stock.
     Please refer to Note 6 – Notes Payable -Related Parties, Note 7 – Notes Payable and Note 8 – Stockholders’ Equity in the Notes to our Consolidated Financial Statements for more information on the promissory notes and the Company’s preferred stock.
     CCI issued such securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations such that it reasonably believes that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to CCI’s filings with the Securities and Exchange Commission.
Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers
     During 2006, an affiliate of our Chief Financial Officer purchased 1,875,000 shares of unregistered common stock at a price of $0.04 per share.
Item 6. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
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
     These forward-looking statements are based on beliefs of our management as well as current expectations, projections and assumptions currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully under the caption “Risk Factors” herein and include our ability to raise capital; our ability to settle litigation; our ability to retain key employees; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors.
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
Overview
     CytoCore, Inc. is a life sciences company engaged in the design, development, and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI is currently focused on the production and anticipated 2007 sales launch of its e2 cervical cell collection device and the design, development and marketing of its InPath™ System and related image analysis systems for uterine, endometrial, cervical and bladder cancers. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor’s office.
     The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed an FDA approved product, the e2 Collector cervical collection device, and are developing a series of products which are intended to screen for, at the earliest possible stage, cancer, and cancer related diseases and may be used in laboratory, clinic and doctors’ offices. The screening systems consist primarily of the Automated Image Proteomic Systems or AIPS, combined with the new P2x7 genetic biologic marker that is the lead marker for the Cocktail CVX and GCI assays. We call our suite of products the “Inpath” system.
     Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require additional capital. As a result, we will incur operating losses until we are able to successfully market some of our products.
     We are anticipating 2007 sales of the e2 Collector and hope launch sales in the third quarter. We believe the profits from this device along with additional capital will allow us to complete the development of our other products which include the Inpath System utilizing CCI’s proprietary AIPS system and the new P2X7 genetic biological marker used for the development of the various protein antibodies that allow for the detection of abnormal cervical, uterine, endometrial and bladder cancer cells.
     CCI has initiated clinical trials for the EndoScan and a follow up trial for the e2 cervical cell collection device, and is preparing for the 2007 sales launch of the e2 Collector. The EndoScan product incorporates the AIPS system along with the genetic biological lead marker, P2x7. The first trial will test for patient efficacy. We hope the follow up trial for the e2 Collector will provide statistically significant data regarding efficacy that can be used for marketing purposes. The Company has reduced debt from $13.4 million at June 30, 2005 to $4.1 million at December 31, 2006, a reduction of close to 70%. Approximately 18% and 14% or a total of 32% of liabilities at December 31, 2006 involve a reserve for the arbitration settlement with the Company’s former CEO and a reserve for state franchise taxes, respectively. CCI believes it has adequately reserved for both liabilities. CCI believes the December 31, 2006 debt balance can be significantly reduced in the future to reflect primarily only trade liabilities needed for operating purposes. Along with the restart of operations and reduction of debt, management has settled numerous legal proceedings involving approximately $2.5 million in claims against the company. All litigation has been settled except for the finalization of the arbitrator’s decision with regard to the litigation with the former CEO, the suit by Diamics and the Attorney General of the State of Illinois (see Item 3 – Legal Proceedings, above, for a more detailed description). The legal claim with the University of California was settled in March 2007 and the company believes it has paid all claims with regard to past wages and is in the process of substantiating this fact with the Illinois Attorney General.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and to develop, manufacture and market its products. Implementation of the Company’s plans will be contingent upon it securing substantial additional financing. In the first quarter of 2007, CCI has raised approximately $4 million through the issuance of common stock and exercise of stock warrants. During 2006 and 2005, CCI raised approximately $7,610,000 and $1,483,000 respectively, through the issuance of common stock and the exercise of warrants. For CCI to successfully implement its business plan, CCI will have to obtain additional capital. If the Company is unable to obtain additional capital or generate profitable sales revenues, it may be required to curtail product development and other activities and may have to cease operations. No assurances can be given about the Company’s ability to obtain capital if needed. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
Critical Accounting Policies and Significant Judgments and Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:
     Revenue Recognition. The Company recognizes revenue upon shipment of product. Revenue from licensing fees is recognized when the service is completed.
     Share-Based Payment. The “Share-Based Payment” Statement of Financial Accounting Standards No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. The Company adopted this statement on January 1, 2006. In particular, this Statement requires that all share-based payments, such as employee stock options or warrants, be reflected as an expense based upon grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. The Company estimates the fair value of these awards using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.
Results of Operations
Fiscal Year Ended December 31, 2006 as compared to Fiscal Year Ended December 31, 2005
     Revenue
     Revenues of $94,000 for 2006 represented a decrease of $23,000, or 20% from revenues of $117,000 in 2005. The decrease was a result of a reduction in licensing fees.

     Costs and Expenses
     Cost of Revenues
     Cost of revenues for 2006 represented a net charge of $19,000. No cost of revenues was incurred with regard to the generation of licensing–related revenues from the slide–based installed systems. Forgiveness of trade debt of $176,000 was credited against a property impairment charge of $169,000 related to design and tooling equipment and an increase in the reserve for inventory of $26,000.
     Research and Development
     In 2006, Research and development expenses were $854,000, net of trade debt settlements of approximately $342,000 and primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at CCI’s Chicago Office. Expenses include industrial design and engineering covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; and payroll-related costs for in-house engineering, scientific, laboratory, software development, and research management staff. A consulting contract with GSG Enterprises LLC became effective on March 1, 2006 for a duration of 10 years. It may be terminated by either party with 30 days notice. The contract calls for an annual increase of 4%. Costs associated with University Hospital Case Medical Center (UHCMC) consist primarily of charges for the use of facilities and reimbursement of expenses paid directly by UHCMC on behalf of CCI and an overhead charge. The duration of UHCMC’s contract with CCI is for the duration of the studies defined under the contract. Research and Development expenses in 2006 increased substantially after the resumption of operations in CCI’s Chicago office and after services commenced at UHCMC. Research and development increased 220% or $822,000 over 2005 expenses of $374,000 before a favorable legal settlement of approximately $342,000 in 2006 and $274,000 in 2005. The majority of the increase was associated with services provided under the UHCMC and GSG contracts and the restart of certain design and engineering operation by CCI’s Chicago Office.
     Selling, General and Administrative
     Significant components of selling, general and administrative expenses are compensation costs for executive and administrative personnel; professional fees primarily related to legal, audit/accounting, consulting services and financing and investor relations costs. Selling, general and administrative expenses totaled $3,967,000 or 195% increase of $2,621,000 over 2005. The increase in legal expenses of $517,004, an increase of $320,985 or 163% over 2005 expenses, was primarily due to the arbitration proceedings with the former CEO (see Item 3 – Legal Proceedings). 2006 administrative payroll expenses increased approximately $1,534,000 from $0 in 2005 due to the company having the funding to begin operations in 2006. Of the $1,534,000 increase, $1,269,926 or 83% of administrative payroll expenses resulted from non-cash compensation expense in connection with the issuance of warrants to officers and directors. Consulting services for financing expenses, investor relations and other services was $1,437,532 in 2006 vs. $472,545 in 2005, an increase of $964,987 or 204%. Common stock and warrants valued at $1,067,625 or 74% of the total consulting expenses were issued as non–cash remuneration. These expenses were offset by gains on settlements of approximately $994,000 and $225,000 for 2006 and 2005, respectively.
     Other Income and Expense
     Interest Income
     Interest income earned on unrestricted cash was $12,000 in 2006. No interest income was earned in 2005.

     Interest Expense
     Interest expense, including interest expense to related parties, decreased $1,344,000 for the fiscal year ended December 31, 2006 to $1,832,000 from $3,176,000, a decrease of 42% over the same period of 2005. 82% of interest expense for fiscal year ended December 31, 2006 or $1,494,000 represents a non-cash charge for the Bridge II Convertible Promissory Note and the Monsun notes’ beneficial conversion feature recognition. During fiscal year ended December 31, 2006, CCI paid principal and accrued interest of $1,060,000 and $318,913, respectively to NeoMed Medical Innovations and principal of $125,000 to other note holders. CCI has significantly reduced the December 31, 2006 note payable balance of $425,000 during 2007. This balance primarily consists of a $305,000 note to MonoGen Inc and a $50,000 Bridge II Convertible Promissory Note, which along with accrued interest, both were paid in 2007.
     Restructuring Settlements
     For the fiscal years ended December 31, 2006 and 2005, CCI recorded approximately a $1,581,000 and $530,000 gain from the settlement of various litigation and vendor negotiations. CCI recorded and netted these gains concurrently in the respective original expense categories they were originally recorded to.
     Net Loss
     The net loss for the fiscal year ended December 31, 2006 before preferred dividends totaled $6,566,000 compared with $4,326,000 for the same period in 2005, an increase of $2,240,000 or 52%. The increase resulted primarily from the start up of operations which included Research and Development expenses, administrative compensation and financing and investor relations in 2006 which was either minimal or non existent in 2005. In addition, cumulative dividends issued as common shares on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $693,000 for the fiscal year ended December 31, 2006, compared with $20,000 for the same period in 2005. The combined net loss applicable to common stockholders for the fiscal year ended December 31, 2006 was $7,259,000, or $0.03 loss per share, on 241,431,458 weighted average common shares outstanding, compared with the net loss and net loss available to common stockholders for the fiscal year ended December 31, 2005 of $4,346,000, or $0.04 loss per share, on 110,037,893 weighted average common shares outstanding.
Liquidity and Capital Resources
     The Company’s capital resources and liquidity are generated primarily from external individual investors and institutional investors. The Company generates nominal liquidity resources from internal operations.
     Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity securities to limited numbers of U.S. and foreign accredited investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $5,252,000 and $1,363,000 during 2006 and 2005, respectively, to fund our operating activities.
     At December 31, 2006, we had $874,000 cash on hand as compared to zero at the beginning of the period. We were able to raise $7,530,000 of cash, net of expenses of $79,000 through the issuance of equity for fiscal year ended December 31, 2006. This cash was used to restart operations which include the resumption of research and development activities and clinical trials, purchase of tooling equipment and the settlement of debt. We believe we will be able to raise sufficient funds through the conversion of shareholder warrants and issuance of common stock in the immediate future until we can be self sufficient through profitable operations. In the first quarter of 2007, we have raised $4.2 million through the issuance of equity as common stock and the exercise of warrants.

     Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital in the form of debt or equity. We have incurred significant operating losses since inception of the business. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research and development and other activities and may be forced to cease operations.
     As of December 31, 2006, we are authorized to issue 375,000,000 shares of common stock. If the holders of our preferred stock outstanding and the holders of the convertible promissory notes outstanding elect to convert their holdings into common stock, and the holders of the stock options and warrants outstanding elect to exercise their rights to purchase common stock, the Company is obligated to have issued approximately 377,000,000 shares of commons stock, which is in excess of what we currently have authorized. We plan to ask the Company’s shareholders to authorize the issuance of additional shares or reverse split our common stock at our annual meeting. However there is no guarantee that we will be able to obtain the votes needed to obtain the additional authorized shares.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Item 7. Financial Statements
     Our consolidated financial statements for the years ended December 31, 2006 and 2005, together with the report of Amper, Politziner and Mattia, P.C. dated April 16, 2007 for the year ended December 31, 2006, and the report of Altschuler, Melvoin and Glasser LLP dated April 13, 2006 for the year ended December 31, 2005 and the notes thereto are filed as part of this Annual Report on Form 10-KSB commencing on page F-1 and are incorporated herein by reference.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     Resignation of Auditors
On May 10, 2006, the Company was informed by Altschuler, Melvoin and Glasser LLP that such firm was resigning as the Company’s independent registered public accounting firm. On May 15, 2006 the Company engaged Amper, Politziner & Mattia, P.C. to replace Altschuler, Melvoin and Glasser LLP.
Altschuler, Melvoin and Glasser LLP’s reported on the consolidated financial statements of the Company as of December 31, 2005 which report contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the opinion contained a going concern explanatory paragraph. Their report on the consolidated financial statements of the Company as of December 31, 2004 contained no adverse opinion or disclaimer in opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the opinion contained a going concern explanatory paragraph.
During the Company’s two most recent fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through May 10, 2006, there were no disagreements between the Company and Altschuler, Melvoin and Glasser LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Altschuler, Melvoin and Glasser LLP’s satisfaction, would have cause them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s consolidated financial statements for such years; and there were no reportable events as described in Item 304(iv)(B) of Regulation S-B. The Company provided Altschuler, Melvoin and Glasser LLP with a copy of the forgoing disclosures and has authorized them to respond fully to the inquiries of the successor accountant concerning the subject matter thereof.

During the Company’s two most recent fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through May 15, 2006, neither the Company nor anyone on behalf of the Company consulted with Amper, Politziner & Mattia, P.C. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or written or oral advice that would have been an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Additionally, there was no consultation with respect to the subject of either a disagreement or event specified in Item 304(a)(1)(iv) of Regulation S-B.
Item 8A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Limitation On Effectiveness of Controls
     The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
     The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on that review and evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not sufficiently effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Exchange Act, in that certain material weaknesses have been identified. The Company has adopted a remediation plan to address such weaknesses, as discussed in detail below.
     In connection with its audit of, and in the issuance of its report on the Company’s financial statements for the year ended December 31, 2006, Amper, Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and the Company’s management that identifies certain items that it considers to be material weakness in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis.
The material weaknesses identified are as follows:
1.	The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.

2.	The Company currently has an insufficient level of monitoring and oversight controls for contract and agreements. This may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.

3.	The Company currently has insufficient resources, tools and expertise to properly value equity instruments in accordance with generally accepted accounting principles.

4.	The Company does not have the needed expertise in house to appropriately handle all tax related matters and related accounting treatment.

5.	The Company’s current accounting package has very limited controls built into the software and allows data to be easily modified, added or deleted without a detailed audit trail.
Remediation Plans
Management is in the process of remediating the above-mentioned weaknesses in our internal control over financial reporting and has designated the following steps to be implemented.
1.	Review the operation of the accounting department and expand the department based upon the results of this review. Provide additional training and resource materials for the accounting department.

2.	Using outside consultants to assist the company to review and document the procedures and strengthen its internal control over significant financial transactions and financial reporting and formalize the reporting process.

3.	Establish procedures for formally notifying the accounting department of all contracts and significant transactions.

4.	Employ an outside tax consultant to assist in these matters.

5.	Evaluate our current accounting software and using consultants if necessary identify a software package that incorporates sufficient controls for the preparation of our consolidated financial statement and SEC reporting.
Item 8B. Other Information
     None.
PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; compliance with Section 16(a) of the Exchange Act
     The information required by this Item 9 will be contained in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) under the captions “The Board of Directors and Nominees; Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. We expect to file the 2007 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2006.
     Code of Ethics
     The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company filed its code as an exhibit to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on April 14, 2004.
Item 10. Executive Compensation
     The information required by this Item 10 will be contained in the 2007 Proxy Statement under the captions “Compensation” and “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item 11 will be contained in the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. See also the information included in Item 5 of this Form 10-KSB relating to the Company’s equity compensation plans and Note 9 — Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements.

Item 12.	Certain Relationships, Related Transactions and Director Independence
     The information required by this Item 12 will be contained in the 2007 Proxy Statement under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors and Committee Information” and is incorporated herein by reference.
Item 13. Exhibits
(*) Denotes an exhibit filed herewith.
(+) Denotes a management contract or compensatory plan, contract or arrangement.

Exhibit No.	Description
2.1	Stock and Membership Interest Exchange Agreement dated as of December 4, 1998 among Bell National Corporation, InPath, LLC and the InPath Members (as such term is defined therein). (Incorporated herein by reference to Appendix A to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999 (the “1999 Proxy Statement”).)

2.2	Agreement and Plan of Merger of Bell National Corporation and Ampersand Medical Corporation. (Incorporated herein by reference to Appendix C to 1999 Proxy Statement.)

2.3	Agreement and Plan of Merger by and among AccuMed International, Inc., AccuMed Acquisition Corp. and Ampersand Medical Corporation, dated as of February 7, 2001, and Amendment No. 1 thereto. (Incorporated herein by reference to Appendix I to Registration Statement (as amended) on Form S-4, No. 333-61666, as filed on May 25, 2001 (the “May 2001 S-2”).)

3.1	Certificate of Incorporation, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 26, 2001.)

3.2	By-laws of Ampersand Medical Corporation. (Incorporated herein by reference to Appendix E to the 1999 Proxy Statement.)

3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.5 to the Ampersand Medical Corporation Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2000, as filed on March 29, 2001 (the “2000 10-K”).)

Exhibit No.	Description
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.6 to the 2000 10-K.)

3.5	Section 6 of Article VII of the By-laws of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Exhibit 3.3 to the May 2001 S-2.)

3.6	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-2 (as amended), File No. 333-83578, as filed on February 28, 2002 (the “February 2002 S-2”).)

3.7	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.5 to the February 2002 S-2.)

3.8	Certificate of Amendment of Amended Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.6 to the February 2002 S-2.)

3.9	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.7 to the February 2002 S-2.)

3.10	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.8 to the February 2002 S-2.)

3.11	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 5, 2004. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2004, as filed on August 16, 2004 (the “2004 2Q 10-QSB”).)

3.12	Certificate of Amendment to Certificate of Incorporation, on June 22, 2006. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the Quarter end June 30, 2006, as filed on August 21, 2006)

4.2	Common Stock Purchase Warrant issued to Holleb & Coff on July 4, 1999 representing the right to purchase 250,000 shares of Common Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.3 to the Ampersand Medical Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 31, 2000 (the “1999 10-K”).)

4.10	Common Stock Purchase Warrant issued to Monsun AS on April 1, 2002 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.31 to the June 2002 S-2.)

4.12	Form of Common Stock Purchase Warrant issued in connection with certain Bridge I financing in June 2002. (Incorporated herein by reference to Exhibit 4.33 to the June 2002 S-2.)

Exhibit No.	Description
4.13	Common Stock Purchase Warrant issued to Richard A. Domanik, M.D, with an issue date of May 31, 2002, representing the right to purchase 51,493 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.34 to the Registration Statement on Form S-2, File No. 333-100150, as filed on September 27, 2002 (the “September 2002 S-2”).)

4.14	Amendment No. 1, dated August 19, 2002, to the Common Stock Purchase Warrant issued in connection with certain Bridge I financing. (Incorporated herein by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on July 21, 2003 (the “2002 10-K”).)

4.15	Form of Common Stock Purchase Warrant to be issued in connection with certain Bridge II Financing beginning in October 2002. (Incorporated herein by reference to Exhibit 4.37 to the 2002 10-K.)

4.16	Common Stock Purchase Warrant issued to Qwestar Resources on November 1, 2002 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.38 to the 2002 10-K.)

4.17	Common Stock Purchase Warrant issued to Suzanne M. Gombrich on April 2, 2003 representing the right to purchase 1,000,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.39 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed on August 13, 2003 (the “2003 2Q 10-QSB”).)

4.18	Common Stock Purchase Warrant issued to Dan Burns on August 20, 2003 representing the right to purchase 1,100,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.40 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed on November 19, 2003 (the “2003 3Q 10-QSB”).)

4.19	Common Stock Purchase Warrant issued to Dan Burns on September 16, 2003 representing the right to purchase 935,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.41 to the 2003 3Q 10-QSB.)

4.20	Common Stock Purchase Warrant issued to David Weissberg on September 16, 2003 representing the right to purchase 400,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.42 to the 2003 3Q 10-QSB.)

4.21	Common Stock Purchase Warrant issued to Reid Jilek on September 2, 2003 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.43 to the 2003 3Q 10-QSB.)

4.22	Common Stock Purchase Warrant issued to Dan Burns on March 19, 2004 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed on May 18, 2004 (the “2004 1Q 10-QSB”).)

4.23	Common Stock Purchase Warrant issued to Dan Burns on March 4, 2004 representing the right to purchase 67,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 1Q 10-QSB.)

4.24	Common Stock Purchase Warrant issued to Dan Burns on May 5, 2004 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2004, as filed on August 16, 2004 (the “2004 2Q 10-QSB”).)

Exhibit No.	Description
4.25	Common Stock Purchase Warrant issued to Dan Burns on June 4, 2004 representing the right to purchase 530,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 2Q 10-QSB.)

4.26	Common Stock Purchase Warrant issued to Don Hancock on June 4, 2004 representing the right to purchase 250,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.3 to the 2004 2Q 10-QSB.)

4.27	Form of common stock purchase warrant issued to private placement agents on June 15, 2004 representing the right to purchase an aggregate 681,625 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.4 to the 2004 2Q 10-QSB.)

4.28	Form of common stock purchase warrant issued to vendors as part of restructuring settlements during the quarter ended June 30, 2004 representing the right to purchase an aggregate 483,984 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.5 to the 2004 2Q 10-QSB.)

4.30	Common Stock Purchase Warrant issued to Ken Sgro on September 15, 2004 representing the right to purchase 192,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 3Q 10-QSB.)

4.32	Common Stock Purchase Warrant issued to Jorge Leon, Ph.D., on September 15, 2004 representing the right to purchase 25,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.4 to the 2004 3Q 10-QSB.)

4.33	Common Stock Purchase Warrant issued to Jan L. Dorfman on September 15, 2004 representing the right to purchase 20,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.5 to the 2004 3Q 10-QSB.)

4.34	Common Stock Purchase Warrant with an issue date of July 18, 2003 in favor of Azimuth Corporation representing the right to purchase 2,875,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on April 14, 2005 (the “2004 10-K”).)

4.35	Common Stock Purchase Warrant with an issue date of July 18, 2003 in favor of Cadmus Corporation representing the right to purchase 3,625,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.40 to the 2004
10-K.)

4.36	Common Stock Purchase Warrant issued to Michael Pasini on February 15, 2005 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed on August 16, 2005.)

4.37	Common Stock Purchase Warrant issued to Dan Burns on May 2, 2005 representing the right to purchase 556,500 shares of common stock. (Incorporated herein by reference to Exhibit 4.1 to Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as filed on May 20, 2005.)

4.38	Form of subscription agreement to purchase common stock of the Company at $0.025 per share. (Incorporated herein by reference to Exhibit 4.38 to the 2005 10-KSB.)

Exhibit No.	Description
4.39	Form of common stock purchase warrant issued as part of 2005 financings representing the right to purchase shares of common stock of the Company at $0.10 per share (Incorporated herein by reference to Exhibit 4.39 to the 2005 10-KSB.)

4.40	Common Stock Purchase Warrant issued to Reid Jilek on March 1, 2006 representing the right to purchase 1,000,000 shares of common stock. (Incorporated herein by reference to Exhibit 4.40 to the 2005 10-KSB.)

4.41	Common Stock Purchase Warrant issued to Eric Gombrich on March 1, 2006 representing the right to purchase 300,000 shares of common stock. (Incorporated herein by reference to Exhibit 4.41 to the 2005 10-KSB.)

4.42*	Form of common stock purchase warrant issued as part of 2006 financings representing the right to purchase shares of common stock of the Company at $0.18 per share

4.43*	Form of subscription agreement used to purchase common stock of the Company during 2006.

10.2+	1999 Equity Incentive Plan established as of June 1, 1999, as amended. (Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed on July 1, 2004.)

10.3+	1999 Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix G to the 1999 Proxy Statement.)

10.4	$500,000 Convertible Promissory Note issued to Monsun, AS on November 1, 2000. (Incorporated herein by reference to Exhibit 10.23 to the 2000 10-K.)

10.5	Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C, dated May 18, 2000, pertaining to premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610. (Incorporated by reference to Exhibit 10.32 to the 2000 10-K.)

10.6	First Amendment to Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C., dated February 13, 2001, pertaining to additional premises at 414 N. Orleans, Suite 503, Chicago, Illinois 60610 and extending the term of the original lease until February 28, 2006. (Incorporated by reference to Exhibit 10.33 to the 2000 10-K.)

10.7	$25,000 Promissory Note issued to Northlea Partners, Ltd. on August 6, 2001. (Incorporated herein by reference to Exhibit 10.41 to the August 2001 S-4.)

10.8	Form of Convertible Promissory Note issued in connection with certain Bridge I financing beginning in March 2002. (Incorporated herein by reference to Exhibit 10.42 to the 2002 10-K.)

10.9	Amendment No. 1 to Convertible Promissory Note issued in connection with certain Bridge I financing dated August 20, 2003. (Incorporated herein by reference to Exhibit 10.43 to the 2002 10-K.)

10.10	Form of Bridge II Convertible Promissory Note Indenture, including Form of Convertible Promissory Note, Form of Security Agreement, Form of Collateral Sharing Agreement, and Form of Warrant issued in connection with certain Bridge II Financing beginning in October 2002. (Incorporated herein by reference to Exhibit 10.44 to the 2002 10-K.)

10.12	Amendment No.1 to the 12% Convertible Secured Promissory Note issued in connection with certain Bridge II financing in October 2002. (Incorporated herein by reference to Exhibit 10.47 to the 2003 3Q 10-QSB.)

Exhibit No.	Description
10.13	Amendment No. 1 dated July 31, 2003 to the Indenture dated October 1, 2002 issued in connection with certain Bridge II financing in October 2002 (Incorporated herein by reference to Exhibit 10.48 to the 2003 3Q 10-QSB.)

10.15	Proposal for consulting agreement with Reid Jilek. (Incorporated herein by reference to Exhibit 10.50 to the 2003 3Q 10-QSB.)

10.16	Form of Subscription Agreement for Bridge III $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.47 to the 2003 10-KSB.)

10.17	Form of Note for Bridge III $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.48 to the 2003 10-KSB.)

10.18	Form Registration Rights Agreement issued in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.49 to the 2003 10-KSB.)

10.19	Form of General Security Agreement by the Company in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.50 to the 2003 10-KSB.)

10.20	Form of Warrant issued in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.51 to the 2003 10-KSB.)

10.21	Form of Subscription Agreement for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.3 to the 2004 1Q 10-QSB.)

10.22	Form of Note for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.4 to the 2004 1Q 10-QSB.)

10.23	Form of General Security Agreement for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.5 to the 2004 1Q 10-QSB.)

10.24	Form of Registration Rights Agreement for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.6 to the 2004 1Q 10-QSB.)

10.25	Form of Subscription Agreement for the Company’s August 2004 common stock offering. (Incorporated herein by reference to Exhibit 4.6 to the 2004 3Q 10-QSB.)

10.26	Settlement Agreement, effective as of October 14, 2004, by and among the Company, AccuMed and MonoGen, Inc. and accompanying License Agreement, made as of October 14, 2004, by and between MonoGen, Inc., the Company and AccuMed. (Incorporated herein by reference to Exhibit 4.8 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004, as filed on November 17, 2004.)

10.27	Form of Subscription Agreement for the Company’s common stock offering beginning in December 2004. (Incorporated herein by reference to Exhibit 10.28 to the 2004 10-K.)

10.28	General Release and Settlement Agreement, effective as of July 18, 2003, by and among the Company, Azimuth Corporation and Cadmus Corporation. (Incorporated herein by reference to Exhibit 10.29 to the 2004 10-K.)

Exhibit No.	Description
10.29	Agreement, made as of December 31, 2004, between British Columbia Cancer Agency Branch and the Company, AccuMed and Oncometrics. (Incorporated herein by reference to Exhibit 10.30 to the 2004 10-K.)

10.30	Settlement Agreement, entered into as of December 2004, by and between Bruce Patterson and Invirion, Inc. and the Company. (Incorporated herein by reference to Exhibit 10.31 to the 2004 10-K.)

10.31	Lease proposal letter agreement, dated September 22, 2004 from Spectrum Real Estate Services to the Company pertaining to the lease of premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610 to be effective as third amendment to original lease. (Incorporated herein by reference to Exhibit 10.32 to the 2004 10-K.)

10.32	Strategic alliance agreement entered into by the Company in November 2004. (Incorporated herein by reference to Exhibit 10.33 to the 2004 10-K.)

10.33	Settlement Agreement and Mutual Release effective June 7, 2005, by and between the Cleveland Clinic Foundation and the Company. (Incorporated herein by reference to Exhibit 10.1 to the 2005 3Q 10-QSB.)

10.34	General Release and Confidentiality Agreement, entered into October 2005, by and between Eric Gombrich and the Company. (Incorporated herein by reference to Exhibit 10.2 to the 2005 3Q 10-QSB.)

10.35	Settlement Agreement and Mutual Release, entered into October 2005, by and among the Lash Group Inc., Peter Gombrich and the Company. (Incorporated herein by reference to Exhibit 10.3 to the 2005 3Q 10-QSB.)

10.36	Clinical Study Agreement, entered into January 2006, between University Hospitals of Cleveland and the Company. (Incorporated herein by reference to Exhibit 10.36 to the 2005 10-KSB.)

10.37	Separation Agreement, entered into December 31, 2005, between Denis M. O’Donnell, M.D. and the Company. (Incorporated herein by reference to Exhibit 10.37 to the 2005 10-KSB.)

10.38	Consulting Agreement, dated January 27, 2006 and effective March 1, 2006, by and between the Company and GSG Enterprises LLC (Incorporated herein by reference to Exhibit 10.1 to the 2006 3Q 10-QSB/A.)

10.39+*	Employment agreement dated November 15, 2006 between Augusto Ocana and the Company.

10.40+*	Employment agreement dated November 20, 2006 between Robert McCullough and the Company.

10.41*	Consulting agreement dated November 20, 2006 between Future Wave Management and the Company.

10.42*	Consulting agreement dated November 20, 2006 between EBM, Inc. and the Company.

10.43+*	Common Stock Purchase Warrant dated December 1, 2006 issued to Augusto Ocana representing the right to purchase 500,000 shares of common stock

10.44	Common Stock Purchase Warrant dated September 28, 2006 issued to David Weissburg representing the right to purchase 4,000,000 shares of common stock (Incorporated herein by reference to Exhibit 10.2 to the 2006 3Q 10-QSB.)

10.45+*	Common Stock Purchase Warrant dated September 28, 2006 issued to Robert Mccullough Jr. representing the right to purchase 4,000,000 shares of common stock

Exhibit No.	Description
10.46+*	Common Stock Purchase Warrant dated September 28, 2006 issued to Alexander Milley. representing the right to purchase 625,000 shares of common stock

10.47+*	Common Stock Purchase Warrant dated September 28, 2006 issued to John Ables. representing the right to purchase 625,000 shares of common stock

14	Code of Ethics and Business Conduct of Officers, Directors and Employees of CytoCore, Inc. (Incorporated herein by reference to Exhibit 99.1 to the 2003 10-KSB.)

21*	Subsidiaries of the Company

23.1*	Consent of Amper, Politziner & Mattia P.C.

23.2*	Consent of Altschuler, Melvoin and Glasser LLP

31.1*	Certification of the Chief Executive Officer of CytoCore, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of CytoCore, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of CytoCore, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of CytoCore, Inc., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Item 14. Principal Accountant Fees and Services
     The information required by this Item 14 is contained in the 2007 Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOCORE, INC.
By:	/s/ Augusto Ocana
Augusto Ocana
Chief Executive Officer

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.
Chief Financial Officer

Date: April 12, 2007
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Augusto Ocana	Chief Executive Officer	April 12, 2007
Augusto Ocana	(Principal Executive Officer and Director)

/s/ Robert McCullough, Jr.	Chief Financial Officer	April 12, 2007
Robert McCullough, Jr	(Principal Accounting Officer and Director)

/s/ Alexander M. Milley
Alexander M. Milley	Director	April 12, 2007

/s/ John Abeles
John Abeles	Director	April 12, 2007

/s/ Clint Severson
Clint Severson	Director	April 12, 2007

Report of Independent Registered Public Accounting Firm
We have audited the accompanying consolidated balance sheet of CytoCore, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statement of operations, stockholders’ deficit, and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoCore, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and resulting dependence upon access to additional external financing, raise substantial doubt concerning its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” applying the modified-prospective method.

/s/ Amper, Politziner & Mattia, P.C.

April 16, 2007
Edison, New Jersey

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
CytoCore, Inc.,
We have audited the accompanying consolidated balance sheet of CytoCore, Inc.(formerly Molecular Diagnostics, Inc.) and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoCore, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring substantial net losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
Chicago, Illinois
April 13, 2006

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$874	$—
Accounts receivables	24	38
Inventories	—	26
Prepaid expenses and other current assets	122	73

Total current assets	1,020	137
Fixed Assets, net	242	233
Licenses, patents, and technology, net of amortization	20	20

Total assets	$1,282	$390

Liabilities and Stockholders’ Deficit
Current Liabilities:
Checks issued in excess of amounts on deposit	$—	$5
Accounts payable	1,434	3,714
Accrued payroll costs	421	643
Accrued expenses	1,825	2,292
Deferred revenue	25	25
Due to stockholder	—	37
Lease obligation	—	96
Notes payable—related parties	—	70
Notes payable	425	3,557

Total current liabilities	4,130	10,439

Long-term liabilities
Convertible securities	567	—

Stockholders’ Deficit:
Preferred stock; $0.001 par value; shares authorized 10,000,000; 574,642 and 1,102,192 shares issued and outstanding at December 31, 2006 and 2005, respectively (Liquidation value of all classes of preferred stock of $5,005 at December 31, 2006)	2,920	7,716
Common stock, $0.001 par value; 375,000,000 shares authorized; 312,429,579 and 154,665,084 shares issued and 312,237,491 and 154,472,996 shares outstanding at December 31, 2006 and 2005, respectively	312	155
Additional paid-in capital	70,925	52,386
Treasury stock at cost; 192,088 shares at December 31, 2006 and 2005	(327)	(327)
Accumulated deficit	(77,170)	(69,911)
Accumulated comprehensive loss—Cumulative translation adjustment	(75)	(68)

Total stockholders’ deficit	(3,415)	(10,049)

Total liabilities and stockholders’ deficit	$1,282	$390

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005
Net Sales	$94	$117
Operating expenses:
Cost of revenues (includes impairment charge of property assets of $169, net of settlement of trade debt of $176 for the year ended December 31, 2006)	19	21
Research and development (net of settlement of trade debt of $342 and $274 for the year ended December 31, 2006 and 2005, respectively)	854	(100)
Selling, general and administrative expenses (net of settlement of trade debt of $994 and $255 for the year ended December 31, 2006 and 2005, respectively)	3,967	1,346

Total costs and expenses	4,840	1,267

Operating loss	(4,746)	(1,150)

Other income (expense):
Interest expense—related party	(14)	(9)
Interest expense (net of interest settlement of $70 and $0 for the year ended December 31, 2006 and 2005, respectively)	(1,818)	(3,167)
Interest income	12	—

Total other income (expense)	(1,820)	(3,176)

Loss from operations before income taxes	(6,566)	(4,326)
Income taxes	—	—

Net loss	(6,566)	(4,326)
Preferred stock dividends	(693)	(20)

Net loss applicable to common stockholders	$(7,259)	$(4,346)

Basic and fully diluted net loss per common share	$(.03)	$(.04)

Weighted average number of common shares outstanding	241,431,458	110,037,893

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2006	2005
Operating Activities:
Net loss	$(6,566)	$(4,326)
Amortization of debt discount	173	2,673
Depreciation and amortization	41	117
Amortization of fees	—	80
Non-cash interest related to warrant modification	100	—
Loss on sale of fixed assets	—	3
Impairment charge of property asset	169	—
Non-cash interest on beneficial note conversion settled in stock	1,321	—
Stock and warrants issued for legal settlements	210	421
Stock and warrants issued to non-employees for services	832	58
Non-cash compensation expense	1,270	—
Gain on settlements of trade indebtedness	(1,581)	—
Stock returned for settlement	—	(47)
Changes in assets and liabilities:
Accounts receivable	14	(8)
Inventories	26	21
Due from stockholder	—	(1)
Prepaid expenses and other current assets	(50)	(58)
Checks issued in excess of amounts on deposit	(5)	5
Accounts payable	(745)	(713)
Lease obligation	(14)	(13)
Accrued expenses	(447)	425

Net cash used for operating activities	(5,252)	(1,363)

Cash used in investing activities:
Capital purchases	(219)	(27)

Net cash used for investing activities	(219)	(27)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,362	1,483
Financing costs in connection with private placement of stock	(79)	—
Payments of notes payable	(1,185)	(104)
Proceeds from exercise of warrants	247	—

Net cash provided by financing activities	6,345	1,379

Net increase/(decrease) in cash and cash equivalents	874	(11)
Cash and cash equivalents at beginning of year	—	11

Cash and cash equivalents at end of year	$874	$—

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$319	$3
Non-cash transaction during the year for:
Preferred stock and cumulative dividends converted into common stock	$5,489	$71
Convertible promissory notes and accrued interest converted into common stock	$2,370	$4,494
Settlement of trade debt with stock	$321	$—
The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
January 1, 2005	1,119,192	$7,767	99,792,292	$100	192,088	$(327)	$45,961	$(65,565)	$(59)	$(12,123)
Comprehensive Loss:
Net loss		—		—		—	—	(4,326)	—	(4,326)
Foreign currency translation		—		—		—	—	—	(9)	(9)

Total net comprehensive loss		—		—		—	—	—	—	(4,335)
Series C preferred stock and cumulative dividends converted to common stock	(17,000)	(51)	118,260	—		—	71	(20)	—	—
Bridge I conversions		—	2,008,962	2		—	292	—	—	294
Bridge III conversions		—	15,282,236	15		—	1,560	—	—	1,575
Bridge IV conversions		—	25,605,000	26		—	2,599	—	—	2,625
Sale of common stock		—	11,858,334	12		—	1,471	—	—	1,483
Common stock subscribed for services		—	—	—		—	16	—	—	16
Common stock returned for settlement		—	—	—		—	(47)	—	—	(47)
Warrants issued for services		—		—		—	42	—	—	42
Warrants issued in settlement of debt		—	—	—		—	421	—	—	421

December 31, 2005	1,102,192	$7,716	154,665,084	$155	192,088	$(327)	$52,386	$(69,911)	$(68)	$(10,049)

The accompanying notes are an integral part of these consolidated financial statements

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
January 1, 2006	1,102,192	$7,716	154,665,084	$155	192,088	$(327)	$52,386	$(69,911)	$(68)	$(10,049)
Comprehensive Loss:
Net loss		—		—		—	—	(6,566)	—	(6,566)
Foreign currency translation		—		—		—	—	—	(7)	(7)

Total net comprehensive loss		—		—		—	—	—	—	(6,573)
Series B preferred stock and cumulative dividends converted to common stock	(139,370)	(557)	851,040	1		—	607	(51)	—	—
Series C preferred stock and cumulative dividends converted to common stock	(207,500)	(264)	1,517,593	2		—	363	(101)	—	—
Series E preferred stock and cumulative dividends converted to common stock	(180,680)	(3,975)	7,209,963	7		—	4,509	(541)	—	—
Bridge I conversions		—	4,281,941	4		—	638	—	—	642
Bridge II conversions		—	1,693,056	1		—	252	—	—	253
Bridge III conversions		—	3,362,701	3		—	333	—	—	336
Related party notes converted		—	900,188	1		—	119	—	—	120
Monsun note conversion		—	7,624,327	8		—	2,332	—	—	2,340
Sale of common stock, net of financing costs of $79,317		—	80,064,292	80		—	7,203	—	—	7,283
Stock issued for sale of stock in prior year		—	38,210,498	38		—	(38)	—	—	—
Exercise of warrants		—	2,023,079	2		—	245	—	—	247
Common stock issued for services		—	6,809,032	7		—	512	—	—	519
Common stock issued in settlement of debt		—	2,928,271	3		—	318	—	—	321
Common stock issued for compensation		—	288,514	—		—	38	—	—	38
Warrant conversion exercise price modification		—		—		—	100	—	—	100
Convertible securities in excess of authorized		—		—		—	(567)	—	—	(567)
Stock appreciation rights liability		—		—		—	(180)	—	—	(180)
Warrants issued for compensation		—		—		—	1,232	—	—	1,232
Warrants issued for services		—		—		—	313	—	—	313
Warrants issued in settlement of trade debt		—		—		—	210	—	—	210

December 31, 2006	574,642	$2,920	312,429,579	$312	192,088	$(327)	$70,925	$(77,170)	$(75)	$(3,415)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006 and 2005
(Tabular data in thousands, except per share amounts)
Note 1. The Company and Basis of Presentation
     CytoCore, Inc., formerly Molecular Diagnostics, Inc (“CCI” or the “Company”) was incorporated as Ampersand Medical Corporation in Delaware in December 1998 as the successor to Bell National Corporation (“Bell National”). Bell National was incorporated in California in 1958, and was the continuing legal entity following its acquisition of InPath, LLC, a development-stage company engaged in the design and development of medical instruments and related tests, in December 1998. Bell National then merged into the Company, which was then operating under the Ampersand name, in 1999.
     In September 2001, following the Company’s acquisition of AccuMed International, Inc. (“AccuMed”) via the merger of AccuMed into a wholly-owned subsidiary of CCI, the Company changed its corporate name to Molecular Diagnostics, Inc. in order to better represent its operations and products. The name change was effected through a merger with a separate wholly-owned subsidiary. CCI retained its Certificate of Incorporation in the merger, except as amended to reflect its new name, bylaws and capitalization. On June 16, 2006, the shareholders ratified a proposal to change the Company’s name from Molecular Diagnostics, Inc. to CytoCore, Inc., which change was effected in Delaware on June 22, 2006. Except where the context otherwise requires, “CCI,” the “Company,” “we” and “our” refers to CytoCore, Inc. and our subsidiaries and predecessors.
     CCI is primarily focused on quick, accurate, and inexpensive screening tests for endometrial and uterine cancers using the Company’s next generation fully- integrated workstation-s, the Automated Image Proteomic Systems or AIPS™. This specialized computer-guided Image Recognition Microscope System combined with the new P2X7 genetic marker will be used to identify precancerous cells.
     The Company hopes to integrate the next generation AIPS™ system into the InPath System, an image analysis instrument, which will be used for various cancer-screening tests. As a result, the Company has discontinued production and sales of the AcCell Savant™ System
Liquidity
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing working capital. During 2006, CCI raised net proceeds of approximately $7.3 million through the private sale of unregistered, restricted common stock and $922,000 from the exercise of warrants to purchase common stock. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. In the first quarter of 2007, the Company has raised an additional $2.1 million through the sale of unregistered, restricted common stock and $2.0 million from the exercise of warrants to purchase common stock. The Company’s management team also has nearly completed implementation of its restructuring plan which is designed to provide unsecured creditors a settlement plan regarding outstanding payables. Completion of this plan may be contingent on the Company’s ability to raise sufficient new equity to fund operations. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it may be unable to fully resume its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
     Use of Estimates
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
     Inventory of Instruments, Component Parts and Labor
     Inventory of instruments and component parts consisted of AcCell instruments and component parts necessary to manufacture AcCell instruments as of December 31, 2005. During the year ended December 31, 2006, the Company has provided a reserve for the entire inventory and therefore the inventory is carried at no value on its books.
     Property and Equipment
     Property and equipment are stated at cost and are depreciated using the straight-line method over the assets’ estimated useful lives. Principal useful lives are as follows:

Furniture and fixtures	5 years
Laboratory equipment	5 years
Computer and communications equipment	3 years
Design and tooling	5 years
Leasehold improvements	Useful life or term of lease, whichever is shorter
     Normal maintenance and repairs for property and equipment are charged to expense as incurred, while significant improvements are capitalized.

     Licenses, Patents, and Technology
     Licenses, patents, and purchased technology are recorded at their acquisition cost. Costs to prepare patent filings are expensed when incurred. Costs related to abandoned or denied patents are written off at the time of abandonment or denial. Amortization is begun as of the date of acquisition or upon the grant of the final patent. Costs are amortized over the asset’s useful life, which ranges from two to 17 years. The Company assesses licenses, patents, and technology periodically for impairment.
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
     Stock Based Compensation
     We adopted SFAS No. 123R “Share-Based Payments,” effective January 1, 2006, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB No. 25 and related interpretations.
     Foreign Currency Translation
     The functional currency of the Company’s foreign operations is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars using year-end exchange rates, and all revenues and expenses are translated using average exchange rates during the year.
     Fair Value of Financial Instruments
     The carrying value of accounts receivable, accounts payable, accrued expenses and notes payable approximate their respective fair values due to their short maturities.
     Other Comprehensive Income (Loss)
     Translation adjustments related to the Company’s foreign operations are included in other comprehensive loss and reported separately in stockholders’ deficit.
     Net Loss Per Share
     Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. CCI’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2006 and 2005 as the effect would be anti-dilutive

     Income Taxes
     CCI follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting carrying amounts and the respective tax bases of assets and liabilities, and are measured using tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Valuation allowances are provided against deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.
     Risks from Concentrations
     The Company had our cash held at one financial institution in excess of FDIC insured limits. However, the Company does not believe a material risk of loss exists with respect to the financial position due to concentrations of credit risk.
     Revenues were derived solely from one customer during 2006 and 2005.
Recent Accounting Pronouncements
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
     Fair Value Measurements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The future implementation of this Statement is not expected to have a material impact on out financial condition or results of operations.
Note 3. Fixed Assets
     Fixed assets consist of the following at December 31:

	2006	2005
Furniture and fixtures	$124	$116
Laboratory equipment	595	595
Computer and communications equipment	331	320
Design and tooling	201	170
Leasehold improvements	28	28

	1,279	1,229
Less accumulated depreciation and amortization	(1,037)	(996)

Total	$242	$233

     For the years ended December 31, 2006 and 2005, depreciation expense was $41,000 and $117,000, respectively.

Note 4. Licenses, Patents, and Technology
     Licenses, patents, and technology include the following at December 31:

	2006	2005
Licenses	$20	$20
Patent costs	133	133
LabCorp. Technology Agreement	260	260

Subtotal	413	413
Less accumulated amortization	(393)	(393)

Total	$20	$20

     For the years ended December 31, 2006 and 2005, there was no amortization expense for licenses, patents and technology. All patents and technology have been fully amortized. The licenses are deemed to have an indefinite life and are therefore not amortized.
Note 5. Accrued Expenses
     Accrued expenses include the following at December 31:

	2006	2005
Accrued interest	$478	$898
Accrued interest—related party	—	34
Accrued settlement costs	438	438
Accrued taxes (see Note 11)	589	589
Accrued Compensation	180	—
Other accrued expenses	140	333

Total	$1,825	$2,292

Note 6. Notes Payable—Related Parties
     Notes payable to related parties at December 31 consist of:

	2006	2005
Northlea Partners, Ltd., $25,000 Promissory Note issued August 6, 2001; interest rate 15% per annum	$—	$25
Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	—	15
Northlea Partners, Ltd., $15,000 Bridge II convertible promissory note issued May 1, 2003; interest rate 12% per annum (see description under Bridge II notes in Note 7-Notes Payable for other terms and conditions)	—	15
Northlea Partners, $25,000 Bridge III convertible promissory note issued May 21, 2004; interest rate 10% per annum (see description under Bridge III notes in Note 7- Notes Payable for other terms and conditions)	—	15

	$—	$70

     The related party notes payable and accrued interest in the amount of approximately $120,000 were converted into an aggregate 900,188 shares of unregistered common stock during the quarter ended June 30, 2006. Northlea Partners is an affiliate of a board member of the Company.
Peter Gombrich Amounts Due.
     Peter Gombrich, the Company’s former Chairman and CEO, was owed $37,000 as of December 31, 2005, for previous unsecured non-interest bearing advances to the Company, which was classified as the liability “Due to Stockholder” in the accompanying consolidated balance sheets. During 2006, the Company reclassified this liability to Accrued expenses. See the discussion in Note 12 - Legal Proceedings.
Note 7. Notes Payable
     Notes payable to unrelated parties at December 31 consist of:

	2006	2005
Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,042,000 at June 30, 2002; warrants at an exercise price of $0.25 per share; additional warrants at an exercise price of $0.20	$—	$500
Bridge II Convertible Promissory Notes; due July 31, 2004; interest rate 12% or 15% per annum; convertible into common stock at $0.10 or $0.15 per share; beneficial conversion feature valued at $1,777,000 and $330,000 at December 31, 2003 and 2002, respectively; warrants at an exercise price of $0.15 or $0.20 per share	50	1,285
Bridge III Convertible Promissory Notes; due December 31, 2008; interest rate 10% per annum; convertible into common stock at $0.10 per share; beneficial conversion feature valued at $1,604,000 at June 30, 2004; warrants at an exercise price of $0.15 per share	—	115
Monsun, AS, $500,000 Promissory Note issued November 1, 2000; due July 31, 2002; interest rate 20% per annum, compounded into principal amount; beneficial conversion feature valued at $125,000 at November 1, 2000	—	953
MonoGen, Inc., $305,000 Promissory Note issued October 14, 2004; interest at 14% per annum; first installment of $25,000 due November 1, 2004 with monthly principal and interest installments of $10,000 thereafter; due January 1, 2007	305	305
Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed	34	34
Ungaretti & Harris LLP, $211,368 Secured Promissory Note issued May 8, 2003; interest at 12% per annum; due September 30, 2003	—	51
Ernst & Young LLP, $30,800 Promissory Note issued July 17, 2003; interest at 12% per annum commencing January 1, 2003; due December 31, 2003	—	31
Western Economic Diversification, $221,000 Promissory Note issued June 1989; no interest; represents a debt of Oncometrics	—	247
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	15	15
Ventana Medical Systems, Inc., $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest at 8% per annum payable after December 31, 2003	21	21

	$425	$3,557

     Bridge I. In 2002, CCI issued an aggregate $3,185,000 in Bridge I Convertible Promissory Notes to accredited investors. The notes had an interest rate of 7% per annum and are convertible at any time into the common stock of CCI at a conversion price equal to 75% of the market price of the Company’s common stock on the date of conversion. In addition, CCI issued to each holder a warrant that entitled each such holder to purchase one share of common stock at an exercise price of $0.25 per share for each dollar of principal. CCI calculated a fair value of $99,950 for these warrants using the fair value interest rate method and recorded this amount as additional interest expense during 2002. In addition, at the time of conversion of the note, each holder is entitled to receive a warrant to purchase one share of common stock for each four shares of common stock into which the note converts at an exercise price equal to 150% of the conversion price of the note. Since the conversion price of the note is at a 25% discount to the market price of the common stock of CCI, the holder is considered to have a beneficial conversion feature. CCI determined the value of the beneficial conversion feature to be $1,042,000 at June 30, 2002.
     Management extended a written offer, dated October 10, 2003, to the Bridge I noteholders to convert their notes and accrued interest into common shares at a conversion rate of $0.15 per share. In addition, the original offer to receive warrants to purchase one new share for every four shares acquired by the noteholder upon exercise of such holder’s conversion rights under the notes remained, but the exercise price of the warrants was modified under the offer to $0.20.
     During the twelve months ended December 31, 2005, holders of Bridge I Convertible Promissory Notes elected to convert an aggregate $301,000 note principal and accrued interest into 2,008,962 shares of unregistered common stock. During the twelve months ended December 31, 2006, the remaining holders of Bridge I Convertible Promissory Notes elected to convert an aggregate $642,000 note principal and accrued interest into 4,282,941 shares of unregistered common stock. There are no Bridge I notes outstanding at December 31, 2006.
     Bridge II. Beginning in October 2002, the Company began an issue of up to $4,000,000 in Bridge II Convertible Promissory Notes to accredited investors. CCI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, CCI issued Bridge II notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company’s then-Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of CCI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of CCI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a “first come — first served basis,” is $0.10 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $0.15 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. CCI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and 2002, respectively. The value was recorded as a reduction of the debt and was amortized as additional interest over the original life of the notes and was fully amortized by 2004.
     At the time CCI completes significant additional funding plans, as outlined in the subscription agreement for the Bridge II notes, each remaining holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $0.15 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $0.20 for the remaining $3,000,000 in note principal subscriptions. In September 2003, an amendment to the Bridge II convertible promissory notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition, an amendment to the indenture also offered an increase in the warrant coverage ratio from 25% to 33%. The Bridge II offering was closed as of December 5, 2003. As of December 31, 2006, the Company has not completed the additional funding requirements, as defined in the agreement, and therefore there have not been any warrants issued to date in connection with this note agreement.
     There were no Bridge II notes converted during the year ended December 31, 2005.

     For the twelve months ended December 31, 2006, holders of $175,000 principal amount of Bridge II convertible promissory notes elected to convert their notes and related accrued interest of approximately $78,000 into 1,693,056 shares of unregistered common stock. In December 2006, the Company paid in cash to a note holder $1,060,000 in principal and related accrued interest of approximately $319,000. One Bridge II note in the principal amount of $50,000 remained unconverted and outstanding at December 31, 2006.
     Bathgate Capital Partners, LLC — Bridge III. Beginning in January 2004, Bathgate Capital Partners, LLC began an offering of a maximum of $4,000,000 and a minimum of $1,500,000 in Bridge III Convertible Promissory Notes to accredited investors on behalf of the Company. The notes had an interest rate of 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The notes were convertible at any time into the common stock of CCI, although the notes will automatically convert if the last sales price of the stock is $0.30 or higher for twenty consecutive trading days, the daily average trading volume is at least 250,000 shares, and the underlying shares are registered for sale. The holders were also granted a security interest in all of the Company’s assets. CCI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008.
     During 2004, the Company issued an additional $1,662,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. CCI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and was amortized as additional interest over the life of the notes, with acceleration upon any conversion of the notes. CCI recorded additional interest expense of $172,698 and $1,126,771 to reflect amortization of the discount during the year ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the discount has been fully amortized.
     For the twelve months ended December 31, 2005, holders of Bridge III Convertible Promissory Notes elected to convert an aggregate $1,568,459 note principal and accrued interest into 15,282,236 unregistered common shares. The remaining $302,500 in principal Bridge III notes remained unconverted and outstanding at December 31, 2005.
     During the twelve months ended December 31, 2006, holders of Bridge III Convertible Promissory Notes elected to convert an aggregate $277,500 note principal and accrued interest of approximately $59,000 into 3,362,701 unregistered common shares. As of December 31, 2006, there are no Bridge III notes outstanding.
     Bridge IV. Beginning in February 2004, CCI began a separate offering of Bridge IV Convertible Promissory Notes to accredited investors for a total issuance of $2,573,500 under this offering. The notes bore interest at 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until the December 31, 2008 maturity date. The note conversion price and the value of common shares paid in kind as interest is $0.10 per share. The conversion price of the notes issued to date was less than the market price of the common stock when the notes were issued; therefore, the holders are considered to have a beneficial conversion feature. CCI determined the value of the beneficial conversion feature to be $1,791,000. The value was recorded as a reduction of the debt in 2004 and was amortized as additional interest over the life of the notes, or upon conversion, whichever was shorter. CCI recorded interest expense of $1,488,611 to reflect amortization of the discount during the 12 months ended December 31, 2005, including accelerated amortization due to the note conversion. The discount was fully amortized in 2005.
     The notes were convertible at any time into the common stock of CCI. The holders were also granted a security interest in all of the Company’s assets. CCI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor will receive warrants to purchase 25,000 shares of common stock at an exercise price of $0.15 per share. The warrants expire on December 31, 2008.
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
     Monsun. On November 1, 2000, CCI issued a convertible promissory note to Monsun, AS (“Monsun”) in exchange for $500,000 in cash. The note bears interest at the rate of 20% per year and was originally due 12 months from the date of issue. The Company entered into several extensions during 2001 and 2002 and the final extension maturity date was July 31, 2002. The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share.
     In January 2003, Monsun initiated a legal action against Peter Gombrich, CCI’s then-Chairman, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. Monsun was successful in obtaining a legal judgment of approximately $675,000 related to the note balance and accrued interest against Mr. Gombrich as personal guarantor. In addition, Monsun was granted an award of approximately $438,000 for attorneys’ fees against Peter Gombrich as the personal guarantor. The award for legal fees has been recorded as an accrued expense. (See Note 5 - Accrued Expense) Those judgments remain unsatisfied. Monsun has not filed suit against the Company to recover any amounts due under the note or otherwise.
In May 2006, Monsun converted its convertible promissory notes in the principal amount of $500,000 and $519,000, including accrued interest, into 7,624,327 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note, the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note for the year ended December 31, 2006.
     MonoGen, Inc. In October 2004, CCI issued a promissory note to MonoGen in the amount of $305,000, payable in an initial installment of $25,000 on November 1, 2004 and monthly installments thereafter of $10,000 until the note is paid in full, and agreed to transfer to MonoGen certain assets. Inasmuch as the assets were not timely transferred, and because the initial $25,000 payment to be made under the note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004. The note became due on January 1, 2007, and the Company subsequently entered into an agreement with MonoGen to pay $328,000 as full settlement of its obligations. The Company made this payment in 2007.
     Ungaretti & Harris LLP. In March 2005, CCI entered into a settlement agreement, related to a lawsuit filed by Ungaretti & Harris for unpaid legal fees, for $150,000 payable in installments of $25,000 commencing March 22, 2005 with subsequent payments due in ninety day increments until the balance is paid in full. The parties have since modified the settlement agreement and CCI has made the final payments in 2006.
     Ernst & Young LLP. In July 2006, the Company entered into a settlement agreement to pay Ernst & Young $15,000 in full satisfaction of $15,000 in trade debt and its $31,000 note payable. The Company recorded the settlement benefit as a reduction of selling, general and administrative expense during 2006.
     Western Economic Diversification. In August 2006, the Company entered into a settlement agreement with the Receiver General of Canada to pay $75,000 in full settlement of this note. The Company recorded the settlement benefit as a reduction of selling, general and administrative expense during 2006.
     See Note 13 – Legal Proceedings for a description of the legal proceedings regarding or giving rise to some of the above notes.
     Defaults. Specific events of default have occurred on all of the outstanding notes payable issued by CCI, ranging from failure to make principal payments when due to breach of certain warranties and representations. The notes payable require the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the MonoGen note payable, CCI has not received any written declarations of default from holders of its outstanding notes payable.

Note 8. Stockholders’ Equity
     Earnings (loss) per share
     A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years Ended December 31,
	2006	2005
Basic and Diluted:
Net loss applicable to common stockholder	($7,259)	($4,346)
Weighted average common shares outstanding	241,431,458	110,037,893
Net loss per common share	($.03)	($.04)

Stock options and warrants in the amount of 57,344,327 and 36,562,102 shares, preferred stock convertible into 6,608,105 and 14,789,349 shares and convertible notes convertible into 509,765 and 20,344,292 shares were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the years ended December 31, 2006 and 2005, respectively.
     Preferred Stock
     A summary of the Company’s preferred stock capital table as of December 31, 2006 and 2005 is as follows:

		Shares Issued &	Shares Issued &
		Outstanding	Outstanding
Offering	Shares Authorized	2006	2005
Series A convertible	590,197	82,655	82,655
Series B convertible, 10% cumulative	1,500,000	225,736	365,106
Series C convertible, 10% cumulative	1,666,666	38,333	245,833
Series D convertible, 10% cumulative	300,000	175,000	175,000
Series E convertible, 10% cumulative	800,000	52,918	233,598
Undesignated Preferred Series	5,143,137	—	—

Total Preferred Stock	10,000,000	574,642	1,102,192

     Convertible Cumulative Preferred Stock Conversions:
     During 2006, two holders of Series B Convertible Cumulative Preferred Stock elected to convert 139,370 shares and cumulative dividends totaling $293,561 into 851,040 unregistered shares of the Company’s common stock, and several holders converted 207,500 shares of Series C convertible preferred stock, including cumulative dividends totaling $288,056, into 1,517,593 unregistered shares of common stock. Also, in 2006, holders of Series E Convertible Preferred Stock elected to convert 180,680 shares and cumulative dividends totaling $1,792,999 into 7,209,963 unregistered shares of common stock.
     During 2005, a holder of Series C Convertible Cumulative Preferred Stock elected to convert 17,000 shares and cumulative dividends into 118,260 unregistered shares of the Company’s common stock.

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
Cumulative dividends in arrears at December 31, 2006 were $529,649

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$0.60 per share
Conversion Rate:	5.00—Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2006 were $59,382

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	10.00—Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2006 were $904,726

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$0.80 per share
Conversion Rate:	27.50—Liquidation Value divided by Conversion Price ($22.00/$0.80)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2006 were $591,067
     Issuance of Common Shares for Cash
2006
     During 2006, the Company continued an offering of unregistered, restricted common stock to accredited investors in exchange for cash. In 2006, the Company issued 38,210,498 shares of restricted common stock for funds received in 2005.

     During 2006, the Company received gross proceeds of $7,363,250 to purchase an aggregate 77,861,167 shares of unregistered subscribed common stock at prices per share ranging from $0.025 to $0.022, with a weighted average issuance price of $0.095. In connection with this issuance, the Company paid placement agent fees of $79,317 as well as issued 2,203,125 shares of common stock to a placement agent, which was valued at $176,250. The placement agent fees were recorded as a reduction to the gross proceeds in additional paid in capital. In connection with the private placements, the Company issued aggregate warrants to purchase 17,724,862 shares of common stock with exercise prices ranging from $0.10 to $0.32 and a weighted average exercise price of $0.16 and exercise terms at either three or five year, with a weighted average term of 3.7 years, which are exercisable immediately.
     During 2006, the Company received proceeds of $246,988 from the exercise of warrants for 2,023,079 shares of restricted common stock. In connection with some of these warrant exercises, the Company had reduced the exercise price from the original stated exercise price in order to induce the warrant holder to exercise in order to enable the Company to raise needed cash. Due to these modifications to the exercise prices, the Company recorded the fair value of these modifications at the time of each exercise, which resulted in an aggregate $100,000, which was recorded as additional interest expense since the modified warrants were originally issued in connection with the various convertible notes of the Company.
2005
     Beginning in December 2004, CCI began an offering of common stock to accredited investors in exchange for cash. As part of the offering, CCI granted each investor a warrant to purchase common stock at an exercise price of $0.10 per share, with the first $250,000 of investment to receive 50% warrant coverage and subsequent investments in excess of $250,000 to receive 25% coverage.
     During 2005, the Company had received net aggregate proceeds of $601,000 and issued an aggregate 11,858,334 shares of restricted common stock, as well as warrants to purchase 2,964,584 shares of common stock. CCI valued the warrants at $207,446 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital — warrants.
     In addition during 2005, the Company received net aggregate proceeds of $881,700 and issued an aggregate 42,510,496 shares of unregistered subscribed common stock at prices ranging from $0.025 to $0.04 per share with no warrant coverage and are reflected in Additional Paid-In Capital until such time as such shares are actually issued by the Company’s transfer agent and will then be reflected in our Common Stock register and account. These shares were fully issued during 2006 as noted above.
     Issuance of Common Stock for Services and as a Settlement of Debt
2006
     During 2006, CCI issued an aggregate 6,809,032 shares of the Company’s restricted common stock to non-employees as payment for services rendered. CCI valued the shares at $518,486 at a weighted average value of $0.08 per share.
     In addition, the Company issued an aggregate 2,928,271 shares of its restricted common stock to various vendors as settlement of trade debt. CCI valued the shares in the aggregate at $320,497 at a weighted average value of $0.11 per share.
2005
     In 2005, CCI issued 650,496 shares of common stock at $0.025 per share in exchange for services to a non-employee professional services firm for $16,262 services due in full satisfaction of the vendor’s accounts payable balance due as of December 31, 2005.

     Issuance of Common Stock as Payment for Employee Compensation
     During 2006, the Company issued 288,514 shares of restricted common stock to former executive officer for services rendered. CCI valued the shares at $38,564 with a weighted average value of $0.13 per share.
     Issuance of Warrants for Services and Settlement of Debt
2006
     In March 2006, CCI issued warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.04 per share to a non-employee consultant as a settlement for past consulting services. CCI valued the warrants at $128,700 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the year ended December 31, 2006.
     In March 2006, CCI also issued warrants to purchase 300,000 shares of common stock with an exercise price of $0.10 per share to a former employee as a settlement for past employment services. CCI valued the warrants at $37,170 using the Black-Scholes valuation model and recorded the amount as a payroll expense for the year December 31, 2006.
     In addition, during 2006, the Company issued warrants to purchase 1,943,167 shares of common stock at exercise prices ranging from $0.15 to $0.20 per share to non employee vendors for services performed. The warrants are for a term ranging from three to five years and are exercisable immediately. CCI valued the warrants at $312,675 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the year ended December 31, 2006.
     During December 2006, the Company issued a warrant to a vendor in connection with settlement of trade debt. The warrant entitles the vendor to purchase 450,000 shares of common stock at an exercise price of $0.15, exercisable immediately, over a term of five years. CCI valued the warrant $43,535 using the Black-Scholes model and recorded the amount against the trade debt owed, recorded in accounts payable.
2005
     In February 2005, CCI issued warrants to purchase 200,000 shares of common stock with an exercise price of $0.10 per share to a non-employee financial consultant for past financial services. CCI valued the warrants at $16,260 using the Black-Scholes valuation model and recorded the amount as administrative expense.
     In May 2005, CCI issued warrants to purchase 556,500 shares of common stock with an exercise price of $0.06 per share to a non-employee financial consultant for past financial services. CCI valued the warrants at $25,265 using the Black-Scholes valuation model and recorded the amount to additional paid-in capital — warrants.
Issuance of warrants for debt
     On July 18, 2003, Mr. Milley, a director of CCI, Azimuth Corporation (of which Mr. Milley is President and Chairman of the Board) and Cadmus Corporation (of which Mr. Milley is President), agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which warrants entitled the holders to purchase a total of 3,125,000 shares of CCI common stock at various exercise prices between $0.01 and $1.25 per share. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required CCI to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 1,500,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company’s issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties’ agreement to cancel these warrants, including their individual anti-dilution clauses, and the forgiveness of approximately $100,000 owed to Azimuth and Cadmus, in February 2005, CCI issued warrants to purchase 2,875,000 and 3,625,000 shares to Azimuth and Cadmus, respectively, at an exercise price of $0.30 per share. CCI had also agreed to issue a 120-day warrant entitling the holders to purchase 500,000 shares of common stock at an exercise price of $0.30, which warrant expired on November 19, 2003. CCI valued the warrants at $420,551 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.
     In 2006, the warrants issued to Azimuth and Cadmus in February 2005, as noted above, were modified. The total of the warrants were reduced to 3,500,000 or 1,548,077 and 1,951,923 shares to Azimuth and Cadmus, respectively, at an exercise price of $0.10 per share. These warrants expire on July 18, 2008. This modification did not result in an increase in the fair value of the warrants; therefore no further charges were taken.
Issuance of Warrants as Payment for Employee Compensation
     In September 2006, as described in Note 9, the Company issued to its executive officers warrants to purchase a total of 8,000,000 shares of restricted common stock at an exercise price of $0.1275 to $0.20 per share. These warrants vest at January 1, 2007. The Company also issued each independent director warrants to purchase 625,000 shares of common stock at $0.20 per share for a total of 1,250,000 shares of common stock. These warrants are immediately exercisable. CCI recorded total non-cash compensation expense in connection with these warrants of $1,094,600, based upon the fair value as determined using the Black-Scholes valuation model.
     During the fourth quarter of 2006, The Company issued warrants to an executive officer to purchase a total of 500,000 shares of restricted common stock at an exercise price of $0.13 per share, exercisable immediately and for a term of three years. The Company also issued 500,000 warrants to a former executive officer for compensation owed him during his employment term, to purchase a total of 500,000 shares of common stock at an exercise price of $0.20 per share, exercisable immediately and for a term of five years. CCI recorded total non-cash compensation expense in connection with these warrants of $137,050, based upon the fair value as determined using the Black-Scholes valuation model.
     Exchange of Certain Convertible Promissory Notes for Common Shares
     As described in more detail in Note 7, during the year ended December 31, 2006, holders of certain convertible promissory notes (Bridge I, II and III, including notes to a related party) elected to convert an aggregate $952,500 principal and $278,000 accrued interest into 9,337,698 unregistered shares of the Company’s common stock. The Company also settled other notes payable to related parties (see Note 6) in principal and accrued interest of approximately $120,000 for 900,188 unregistered shares of the Company’s common stock during the year ended December 31, 2006.
     In May 2006, Monsun converted its convertible promissory notes in the principal amount of $500,000 and $519,000 into 7,624,327 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note (see Note 7), the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note in May 2006.
     As described in more detail in Note 7, during 2005, noteholders of certain Bridge I, III and IV Convertible Promissory Notes elected to exchange an aggregate $4,494,000 principal and accrued interest for 42,896,198 unregistered shares of the Company’s common stock.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the years ended December 31, 2006 and 2005:

	2006	2005
Expected volatility	84% - 206%	277%
Expected term (years)	3 – 5	2.5 – 5
Risk-free interest rate	4.25%-4.50%	4.61%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.12	—

     Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based upon the expected term the option is to be held, which in most cases is the full term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends.
     Warrants
     At December 31, 2006, the Company had the following outstanding warrants to purchase shares of Common Stock:

	Total Warrant	Warrant Shares	Exercise Price	Weighted Average
	Shares Outstanding	Exercisable	(not weighted)	Years until Expiration
	51,493	51,493	$0.01	0.41
	1,000,000	1,000,000	$0.04	4.17
	556,500	556,500	$0.06	3.34
	9,335,751	9,335,751	$0.10	2.57
	4,000,000	—	$0.1275	2.75
	500,000	500,000	$0.13	2.92
	15,070,917	15,070,917	$0.15	3.09
	474,984	474,984	$0.16	2.27
	4,457,000	4,457,000	$0.17	1.98
	5,792,303	5,792,303	$0.18	3.72
	166,667	166,667	$0.19	2.56
	10,021,797	6,021,797	$0.20	3.80
	2,885,000	2,885,000	$0.25	0.31
	284,091	284,091	$0.32	5.00
	250,000	250,000	$0.33	2.54
	200,000	200,000	$0.70	0.25
	13,278	13,278	$7.51	Perpetual
	13,278	13,278	$15.05	Perpetual
	13,278	13,278	$22.62	Perpetual

Total	55,086,337	47,086,337

     The Company was obligated under the terms of subscription agreements for the Bridge I and Bridge II convertible promissory notes to issue additional warrants to the note holders based on certain events. If and when the holder of a Bridge I note elects to convert the principal of the note into shares of CCI common stock, the holder is entitled to receive a warrant to purchase one share of CCI common stock for each four shares of CCI common stock into which the note is converted at an exercise price equal to $0.20, based on the written offer dated October 10, 2003. The Company issued 1,572,726 warrants in the fourth quarter of 2006 to all the holders that have converted their notes and accrued interest.
     Convertible Securities
     As of December 31, 2006, the Company had an aggregate amount of shares of common stock issued as well as instruments convertible or exercisable into common shares that exceeded the total authorized common shares the Company has by 1,891,768 shares. Therefore, based upon EITF 00-19, the Company determined the fair value of the convertible securities in excess of the authorized shares. The Company determined that the excess shares related to warrants issued at the end of 2006. Therefore, the Company determined the fair value of these securities using the Black-Scholes model. As of December 31, 2006, the Company determined the fair value of these securities to be $567,000 and the Company reclassified this amount from equity to a liability account. The Company is required to remeasure the convertible securities at each reporting period end based on fair value.
Note 9. Equity Incentive Plan and Employee Stock Purchase Plan
     On May 25, 1999, CCI stockholders approved the establishment of the 1999 Equity Incentive Plan effective as of June 1, 1999 (the “Plan”). The Plan provides that the Board may grant various forms of equity incentives to directors and employees, including but not limited to Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, and Restricted Stock Awards. Grants under the Plan are exercisable at fair market value determined as of the date of grant in accordance with the terms of the Plan. Grants vest to recipients immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant.
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
     The Board of Directors has also granted options and warrants to purchase common stock of CCI that are not covered by the terms of the Plan. As of December 31, 2006, there were 16,869,342 shares of common stock available to be issued under the Plan.
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, recognized compensation cost for the year ended December 31, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet fully vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). Accordingly, we have not restated prior period. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.
   For the year ended December 31, 2006, the Company did not grant any options. However, it did issue to its former chief executive officer warrants to purchase a total of 4,000,000 shares of common stock with an exercise price of $0.20 per share. The warrants have a term of five years and are not exercisable until January 1, 2007. CCI valued the warrants at $483,200 using the Black-Scholes valuation model. In addition, CCI issued its chief financial officer warrants to purchase a total of 4,000,000 shares of common stock with an exercise price of $0.1275 per share. The warrants have a term of three years and are not exercisable until January 1, 2007. CCI valued the warrants at $460,400 using the Black-Scholes valuation model. The Company also issued each independent director warrants to purchase 625,000 shares of common stock with an exercise price of $0.20 per share. In total 1,250,000 warrants were issued to the independent directors. The warrants have a term of five years and are exercisable immediately. CCI valued the director’s warrants at $151,000 using the Black-Scholes valuation model. During the fourth quarter of 2006, the Company issued its new chief executive officer warrants to purchase 500,000 shares of common stock with an exercise price of $0.13 per share. The warrants have a term of three years. CCI valued the warrants at $68,200 using the Black-Scholes valuation model. The Company also issued to a former executive officer warrants to purchase 500,000 shares of common stock with an exercise price of $0.20 per share. These warrants have a term of five years, and were valued at $68,850 using the Black-Scholes valuation model. The Company recorded a total of $1,231,650 as non-cash compensation expense for the year ended December 31, 2006.

The fair value of each stock option and warrant award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the years ended December 31:

	2006	2005
Expected volatility	84% - 206%	277%
Expected term (years)	3 – 5	2.5 – 5
Risk-free interest rate	4.25%-4.50%	4.61%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.12	—
Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based upon the expected term the option is to be held, which in most cases is the full term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends.
As of December 31, 2006, there were no unrecognized compensation costs related to unvested share-based compensation arrangements since all costs related to grants in 2006 or previous were fully recognized as of December 31, 2006.
There were no options granted for the year ended December 31, 2005. SFAS No. 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our stock-based employee compensation under the fair value method of SFAS 123. The following table illustrates the effect on our net loss and basic and diluted net loss per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation consistent with SFAS No. 123:

For the Year Ended December 31, 2005
(in thousands except for per share amounts)
Net loss applicable to common shareholders as reported	$(4,326)

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards and forfeitures, net of related taxes	(9)

Pro forma net loss applicable to common shareholders	$(4,335)

Basic loss and diluted per share applicable to common shareholders – as reported	$(.04)

Basic and diluted loss per share applicable to common shareholders – pro forma	$(.04)

A summary of the Company’s stock option activity and related information follows:
1999 Stock Option Plan

		Weighted		Weighted Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual Life
	Options	Price	Value	(Years)
Outstanding at December 31, 2004	4,947,727
Granted	—
Exercised	—
Forfeited	(943,736)	$1.9032

Outstanding at December 31, 2005	4,003,991	$0.4412	$0.00
Granted	—
Forfeited	(1,746,000)	$0.5662

Outstanding and exercisable at December 31, 2006	2,257,991	$0.2767	$433,500	1.68

Warrants and options issued outside of the Plan for employee compensation

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2004	—
Granted	—
Exercised	—
Forfeited	—

Outstanding at December 31, 2005	—
Granted	10,250,000	$0.17
Forfeited	—

Outstanding at December 31, 2006	10,250,000	$0.17	$323,100	3.86

Exercisable at December 31, 2006	2,250,000	$0.18	$71,000

     At the Annual Meeting of Stockholders on May 25, 1999, CCI stockholders also approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan offers employees the opportunity to purchase shares of common stock of CCI through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the Plan is 200,000. There was no activity in 2006 or 2005.
Stock Appreciation Rights
     At December 31, 2006, CCI had 450,000 stock appreciation rights (SARs) outstanding and a related liability for $180,000. These SARs, issued in 1989, had an exercise price of $0.30 and could be exercised through November 20, 2001. These SARs were deemed automatically exercised on November 20, 2001 if not done so at the option of the holder. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of common stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by CCI prior to the exercise date. In lieu of making cash payments, CCI may elect and intends, to issue shares of common stock. CCI recorded compensation expense related to these SARs in fiscal years prior to 2002, to reflect the difference between the closing market price of CCI’s common stock and the exercise price of the SARs. Since the SARs were deemed exercised at November 20, 2001, no additional entries were required subsequently.
Note 10. Leases
     As of December 31, 2006, the Company leased approximately 2,540 square feet of space for its Chicago, Illinois corporate headquarters and research laboratory and offices under an operating lease expiring in 2008. Total rental expense related to the Company’s headquarters location during the years ended December 31, 2006 and 2005 was $72,000 and $68,000, respectively. In addition, CCI has leased for a period of one year an executive office in Princeton, NJ at a total cost of $20,700.

     CCI had another lease obligation relating to the pre-merger office space of AccuMed. During 2002, AccuMed’s landlord brought suit against AccuMed for unpaid rent and obtained a judgment in the amount of approximately $157,000. In the first quarter of 2004, a preliminary settlement was reached on the outstanding judgment and four payments totaling $54,896 were paid. As of December 31, 2005, a balance of one monthly payment totaling $13,724 remains due. CCI also agreed to issue 823,466 shares of its common stock as part of the final settlement. The final payment was made in 2006 and the obligation was fully settled.
     Future minimum annual lease payments under these leases as of December 31, 2006 are:

Operating
Year	Leases
2007	$91
2008	$62

Total lease payments	$153

Note 11. Income Taxes
     Significant components of deferred income taxes consist of the following at December 31:

	2006	2005
Deferred tax assets related to:
Net operating loss carryforwards	$26,308	$24,271
Writedown of intangibles	14	16
Accrued liabilities	150	231
Accrued expenses	132	122

	26,604	24,640
Less valuation reserve	26,604	24,640

Net deferred tax asset	$—	$—

     At December 31, 2006, the Company had domestic net operating loss carryforwards aggregating approximately $66,000,000 for federal and approximately $75,000,000 for state. For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carryforwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $1,964,000 and $2,012,000 for the years ended December 31, 2006 and 2005, respectively.
     The net operating loss carryforwards may not be available to offset future taxable income of CCI due to statutory limitations based on changes of ownership and other statutory restrictions.
     The net operating loss carryforwards totaling approximately $415,000 expired in 2006 related to certain losses that are limited under statutory limitations, and these continued to expire in this same amount each subsequent year. The remaining net operating loss carryforwards expire between 2018 and 2026 for federal and 2017 and 2026 for state.
     CCI is also delinquent in filing certain federal and state income tax returns for 2005, 2004, 2003 and 2002 and is working to complete and file the returns. The delinquent federal and state income tax returns for 2001 were filed in March 2005.

Note 12. Commitments and contingencies
Legal Proceedings
Settled in 2006
     Ungaretti & Harris LLP. In May 2004, the law firm Ungaretti & Harris LLP filed an amended complaint against CCI in the Circuit Court of Cook County, Illinois (04 L 1101), to collect fees for services rendered prior to December 31, 2003. In January 2005, the court entered summary judgment in favor of Ungaretti & Harris and against CCI in the amount of $195,500, plus costs of suit. The parties subsequently entered into a settlement agreement to satisfy the judgment. CCI made the final payment in June 2006. Ungaretti & Harris filed its Satisfaction of Judgment with the Circuit Court of Cook County on June 21, 2006. CCI’s payments to Ungaretti & Harris are now concluded and CCI believes it has no further obligation to the firm.
     Hill & Barlow LLP. In February 2003, Hill & Barlow LLP, a now defunct law firm, filed a complaint against CCI in the Trial Court of the Commonwealth of Massachusetts (000740), seeking the collection of unpaid legal fees. Judgment was entered against CCI in the amount of $16,842, plus costs and interest. In April 2004, the parties completed a settlement agreement, which was never executed due to a dispute over return of certain client files. In July 2006, the parties executed an amended settlement agreement to satisfy the judgment. CCI made the sole payment required under the agreement and Hill & Barlow LLP tendered its Satisfaction of Judgment for to the Trial Court of the Commonwealth of Massachusetts in July 2006. CCI believes it has no further obligation to Hill & Barlow LLP.
     Medical College of Georgia Research Institute, Inc. In November 2003, the Medical College of Georgia Research Institute, Inc. filed suit against CCI in the Superior Court of Richmond County, Georgia (Case No. 2003-RCCV-1211) to collect amounts allegedly due pursuant to an agreement to provide a clinical study for CCI. The Medical College of Georgia, R.I. claimed that the principal amount of the obligation due from CCI was approximately $86,700, but sought to collect approximately $315,300 pursuant to an interest provision of 10% per month. In October 2004, the court entered summary judgment in favor of the Medical College of Georgia, R.I. and against CCI in the amount of $68,404. In July 2006, the parties reached a settlement agreement to satisfy the judgment. CCI made the sole payment of $58,000 required under the agreement to the Medical College of Georgia, R.I. in July 2006. CCI believes it has no further obligation to the Medical College of Georgia Research Institute, Inc.
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
     Arthur Lipper III. In July 2004, Arthur Lipper III filed a lawsuit against CCI in the Circuit Court of Cook County, Illinois (04 L 7671). Mr. Lipper claims that CCI breached a consulting services agreement and sought $60,000, plus interest and court costs. CCI entered into a settlement agreement with Mr. Lipper in February 2006 pursuant to which CCI has agreed to pay Mr. Lipper $60,000 in full satisfaction of his claims. CCI’s payments to Mr. Lipper were made as agreed. The lawsuit has been dismissed. CCI believes it has no further obligation to Mr. Lipper.
     The Lumber Company (formerly Garrett Realty, Inc.). Prior to CCI’s acquisition of AccuMed, Garrett Realty, Inc. filed suit against AccuMed for unpaid rent and related expenses under a lease for office space located in Chicago, Illinois (Circuit Court of Cook County, Illinois (Case No. 01 M1 725821)). In July 2002, judgment was entered in favor of Garrett in the amount of approximately $157,000. In December 2002, pursuant to a court order, Garrett seized approximately $12,500 from a CCI bank account as a partial payment against the judgment amount. CCI recorded a $290,000 lease obligation in accounting for the AccuMed merger based on the present value of the future payments, but contested the right of Garrett to pursue collection of the judgment against the assets of CCI. During the first quarter of 2004, CCI reached a preliminary settlement on the outstanding judgment amounting to approximately $157,000 (plus interest) at that time, which required six monthly payments. In 2004, CCI made the first four required monthly payments. CCI also agreed to issue shares of its common stock as part of the final settlement. In March 2005, Garrett assigned its right, title and interest in the judgment to The Lumber Company. In March 2006, CCI and Lumber Co. entered into a formal settlement agreement under the same general terms reflected above. In connection with that March 2006 agreement, CCI paid to Lumber Co. two payments of $13,724 and also issued to Lumber Co. 823,466 restricted shares of CCI common stock. Final payment was made in April 2006. CCI believes it has no further obligation under this settlement.
     The Lash Group, Inc. In June 2004, The Lash Group, Inc., a healthcare consulting firm, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Mecklenburg County, North Carolina (04 CVS 10367). The Lash Group sought approximately $94,000, plus interest, attorney fees, and court costs, for the alleged breach of an agreement, with respect to which Peter Gombrich, the former Chairman and Chief Executive Officer, and CCI were sought to be held primarily liable. In October 2005, CCI entered into a settlement agreement with The Lash Group, which required The Lash Group to file a voluntary dismissal with prejudice of the lawsuit. In March 2006, CCI made its final payment in full satisfaction of the settlement agreement. CCI believes it has no further obligations under this settlement.
     Reid Jilek. In October 2004, Reid Jilek filed a lawsuit against CCI in the Circuit Court of Cook County, Illinois (04 CH 17375). Mr. Jilek claimed that CCI had breached a 2003 services agreement and that CCI subsequently breached a 2004 settlement agreement. Mr. Jilek sought $180,000 pursuant to the services agreement or, alternatively, $114,000 pursuant to the settlement agreement. Mr. Jilek also sought a court order that CCI issue him 1,500,000 warrants to purchase CCI stock at $0.17 per share pursuant to the services agreement. CCI previously issued to Mr. Jilek warrants to purchase 1,000,000 shares of its common stock at $0.17 per share. CCI entered into a settlement agreement with Mr. Jilek in December 2005 pursuant to which CCI paid Mr. Jilek $15,000 for attorney fees, issued him warrants to purchase 1,000,000 shares at $.04 per share (in exchange for the cancellation of the previously issued warrants to purchase 1,000,000 shares) and has agreed to pay Mr. Jilek $5,000 each month for the next 30 months. The payments have been made to date as scheduled. As of December 31, 2006 the Company had a remaining balance of $90,000 recorded in accounts payable.
Pending as of December 31, 2006
     Peter Gombrich. In April 2005, former CCI officer and director Peter Gombrich filed suit against CCI and CCI’s former Chief Executive Officer Denis M. O’Donnell, M.D. in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claims that CCI breached a written employment contract and that it owes him in excess of $849,500. Mr. Gombrich also alleged a claim against CCI for contribution and indemnification regarding agreements he allegedly signed as a personal guarantor for certain alleged CCI obligations. CCI filed a motion to compel the case to arbitration, pursuant to the terms of the employment contract, and CCI’s motion was granted in August 2005. In late 2005, CCI filed its answer and affirmative defenses, and has asserted numerous counterclaims against Mr. Gombrich. The arbitration hearing on the parties’ cross-claims has concluded. The arbitrator issued a decision in January, 2007, awarding Mr. Gombrich $538,413 for compensation plus sixty percent of his attorney fees as they relate to the award. The plaintiff’s attorney has filed a motion to reconsider the judgment against Mr. Gombrich on count III. The attorney fees have yet to be determined. The claim against CCI for contribution and indemnification was denied. The Company believes that it recorded a sufficient liability for this award.
     The Regents of the University of California. In May 2004, The Regents of the University of California filed suit against CCI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claims that CCI breached an agreement to sponsor a research project for a period of one year. The complaint seeks compensatory damages in the amount of $57,530 and additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against CCI in the amount of $132,827, which includes court costs. In February 2007, CCI and the University of California agreed to a financial settlement of the default judgment. CCI tendered final payment in March 2007 and believes it has no further obligation.
     In the third quarter of 2006, The Attorney General of the State of Illinois has brought an action in the Circuit Court of Cook County, Illinois (Case No. 2006-L-003353) against the Company with regard to the Company’s alleged failure to pay back wages in the amount of $282,833 to certain of its former employees. The Company believes that it has settled the former employees’ claims and is supplying the State with substantiation that all such back wages have been paid.

     In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (“Note”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if its payment of the loan installments were not timely made. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Note to the Company. Case has been transferred to the Superior Court of San Diego. CCI believes the assigned ownership rights to 10% of Diamics are valid and enforceable. As such, the Company has not recorded any value for this ownership as of December 31, 2006, pending the outcome of this litigation.
Other claims
     Other Creditors. CCI was a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors, employees and consultants to collect past due amounts for services. CCI is attempting to settle these suits and unfilled claims. CCI does not consider any of these claims to be material.
During the year ended December 31, 2006, CCI continued its’ restructuring settlement of its outstanding debt and accounts payable. Overall during 2006, the Company settled claims of creditors totaling of approximately $2.5 million through cash payments of approximately $800,000 and 2,928,271 shares of restricted common stock issued at a value of approximately $320,500. In addition, the Company issued 450,000 warrants valued at $44,000
Commitments
     The Company has entered into employment agreements with its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). The agreement with the CEO is for a term of three years and provides for an annual salary of $180,000 annually for the first six months, increasing to $204,000 annually after certain conditions are met or six months after the start of the agreement. In addition, a total of $45,000 is guaranteed to be paid in monthly installments over eighteen months. The CEO’s compensation is to be review annually by the Board of Directors. As part of this agreement, the Company issued 500,000 warrants to purchase the Company’s common stock at $0.13 per share. The agreement also provides the issuance of up to 10,800,000 additional warrants upon the achievement of certain performance goals.
     The agreement with the CFO is for a term of two years and provides for an annual salary of $120,000 annually increasing to $180,000 annually after certain conditions are met. The agreement has a term of two years. The board of Directors has also awarded the CFO 4,000,000 warrants to purchase shares of common stock at a $0.1275 per share, which vested January 1, 2007. The agreement also provides for the issuance of up to 5,000,000 additional warrants upon the achievement of certain performance goals.
     The Company has also entered into agreements with two of its consultants. The agreement are identical and provide for the annual payments of $120,000 increasing to $180,000 annually after certain performance goals are met The agreement also provides for the issuance of up to 5,000,000 additional warrants upon the achievement of certain performance goals.
     In addition, CCI has entered into an agreement with its principal investigator. The agreement provides for the annual payment of $200,000 with $20,000 payable in unregistered restricted common stock of the Company. These payments are subject to an annual increase of four percent. The term of the agreement is ten years.
Note 13. Related Party Transactions
          During 2006, Alexander Milley, a director of the Company, Azimuth Corporation, Cadmus Corporation and other affiliates of Milley converted 119,460 shares of Series E Convertible Cumulative Preferred Stock and cumulative dividends totaling $1,477,986 into 4,763,484 shares of common stock. Also in 2006, the 6,500,000 warrants issued to Azimuth and Cadmus in February 2005 (see Note 8 – Stockholders Equity) were modified. The total of the warrants were reduced to 3,500,000 or 1,548,077 and 1,951,923 shares to Azimuth and Cadmus, respectively, at an exercise price of $0.10 per share. These warrants expire on July 18, 2008. This modification did not result in an increase in the fair value of the warrants; therefore no further charges were taken.

     Also, Northlea Partners LTD. an affiliate of another director converted approximately $120,000 in principal and accrued interest into 900,188 shares unregistered shares of common stock. The same affiliate also converted 7,665 shares of Series E Convertible Cumulative Preferred Stock and cumulative dividends totaling $75,995 into 305,627 shares of unregistered common stock.
     An affiliate of an officer of the Company purchased 1,875,000 shares of restricted unregistered common stock at $0.04 per share.
Note 14. Subsequent Events
     During the first quarter of 2007, the Company has raised approximately $2.1 million from the sale of 8,028,848 shares of common stock to foreign and accredited investors at prices ranging from $0.18 to $0.33 per share. The Company also raised $2.1 million from holders of 20,183,357 warrants and 250,000 options whom have elected to exercise for 20,433,357 shares of common stock.
     In 2007, the Company has paid MonoGen Inc. $328,000 in satisfaction of the note principal and accrued interest. CCI has also paid $78,109 to the remaining Bridge II noteholder for principal and interest.
     In April, 2007, CCI received notice from the attorneys for NeoMed III, L.P. (NeoMed) contending that payments made to NeoMed did not satisfy the Company’s obligations to NeoMed. The Company believes that it has fully complied with its obligations and that there is no further obligation to NeoMed.