Form 10KSB/A
period 2006-12-31
CytoCore Inc
filed 2007-04-30
CIK 75439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB/A

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

(Issuer’s Telephone Number, Including Area Code)
(312) 222-9550

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

Not applicable.

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☑

EXPLANATORY NOTE

This amendment to the CytoCore, Inc. Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as originally filed with the Commission on April 17, 2007, is being filed to include the information called for by Part III, Items 9 through 12 and 14, which information originally was to be incorporated by reference to the Company’s definitive proxy statement. The Company is unable to timely file its definitive proxy statement and therefore is including herewith the information required by such Items. Other than the addition of such information, and updates to the cover page, signatures and certifications, no other changes have been made to this filing.

CYTOCORE, INC.

Annual Report on Form 10-KSB
December 31, 2006

PART I

Item 1.	Description of Business

Overview

CytoCore, Inc. (“CCI” or the “Company”), formerly Molecular Diagnostics, Inc., is a life sciences company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI is currently focused on the design and development of a fully-automated, objective analysis and screening systems for cervical, bladder, endometrial and uterine cancer screening that can be used at the point of service. CCI is also preparing to launch production and sales of its cervical cell collection device, the e2 Collectortm.

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

CCI is primarily focused on the e2 cervical cell collection device, which it hopes to begin selling in mid 2007 and the design and development of its various cancer screening systems which are intended to screen for, at the earliest possible stage, cancer and cancer-related diseases and may be used in a laboratory, clinic or doctor’s office. The screening systems primarily consist of the company’s next generation specialized computer-guided image recognition microscope system- the Automated Image Proteomic Systems or AIPStm, combined with the new P2X7 genetic marker. CCI through participating hospitals has commenced patient enrollment for a clinical trial involving the Inpath product as a screening tool for endometrial cancer and a follow up clinical trial for the FDA (Food and Drug Administration) approved cervical cell collection device. The company hopes to integrate the next generation AIPS system into the Inpath product, which consists of the AIPS system, an image analysis instrument, and the various genetic P2X7 biomarkers. The Inpath product will be used for various cancer screening tests. As a result, the Company has discontinued production and sales of the AcCell Savanttm System. We had designed and manufactured the AcCelltm computer-aided automated microscopy instrument and the AcCell Savant, an instrument that includes an AcCell instrument and software and which collects quantitative cellular information used in support of a diagnostic process. These instruments have been sold to laboratories and medical diagnostic companies for use in the customers’ proprietary applications. Based on a settlement entered into with MonoGen, Inc. in 2004, we have transferred certain patents and intellectual property rights for the AcCell instrument to MonoGen. CCI also entered into a settlement agreement in 2004 with Dr. Bruce Patterson and Invirion, Inc. over the validity of a certain technology license. CCI agreed to the termination and return of the license to Dr. Patterson and Invirion.

The Automated Image Proteomic System or “AIPS” — based on updated technology automates and analyzes cytological and histological specimen slides in conjunction with a wide variety of biomarkers. We expect that the new platform will be marketed through a distribution partner and, in certain instances, will be placed in a customers’ facility on a fee-for-use basis. We believe the “AIPS” platform may be an integral component of most of our screening systems. Nearly all of our reported revenue to date has been from single customer slide review and the sale of AcCell products and services.

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

The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. Our biological marker, the P2X7, in conjunction with the AIPS system is being tested as a lead biological screening marker for various cancers. The P2X7 is the lead marker in the assay Cocktail-CVXtm and Cocktail- GCItm. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed an FDA-approved sample collection device, and are developing and testing the cocktail assay markers which include the P2X7 genetic marker for use with the AIPS system to screen for various cancers.. We look to begin the product development of the drug delivery system in 2008 for the therapeutic treatment of various cancers with FDA (Food and Drug Administration) approved agents.

Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions of companies. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

Products

The InPathtm System

We are currently developing and testing a family of products for use in cancer screening and diagnosis. We call this family of products the InPath System. The core of the InPath System is a combination of protein antibodies — the Cocktail-CVXtm and Cocktail-GCItm and others — that allow the system to detect and highlight abnormal cancerous cells in a rapid and objective fashion. This technology will be primarily based on CCI’s AIPS system which screens cancerous cells by utilizing the Cocktail-CVX and Cocktail-GCI which incorporates the lead assay, the P2X7 genetic marker. In the future, we hope to use different antibody combinations to detect and diagnose different types of cancer and other cancer-related diseases.

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

•	CCI’s FDA-approved unique sample collection device, the e2 Collector consisting of a small disposable balloon, shaped to fit the cervix. The device is intended to replace the spatula and brush currently used to collect patient cytology samples.

•	The Cocktail-CVX and Cocktail-GCI and other protein markers, which are fully-automated biochemical assays that get applied to a sample to identify abnormal cells. In the laboratory version of the InPath System slide-based test, this biochemical assay is applied to sample cells released from the collection device into a liquid preservative and deposited on a glass slide. An instrument then performs an automated analysis of the sample by means of an optical scan that detects the presence of multiple wavelengths of fluorescent light. This light is produced by fluorescent reporter tags, which are attached to certain components used in the Cocktail-CVXtm and Cocktail-GCItm and other biochemical assays. In the laboratory version of the InPath System, our new fully-integrated workstation — the Automated Image Proteomic System or “AIPS” workstation — uses a camera to read the various wavelengths of light from the sample.

•	Custom-designed image analysis software which controls the automated instruments and analyzes the captured wavelengths of light.

Automated Microscopy Instruments

AcCelltm

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

AIPStm

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

Markets and Distribution Methods

We do not plan to develop and train a large direct sales force to distribute and sell our products. Our initial strategy is to market and distribute the cervical collection device through third party distributors world wide. The laboratory version of the InPath System will be marketed to participants in the principal market for the system — namely, major laboratory organizations in the United States. Once the InPath System has been successfully established in the laboratory market, our strategy is to form alliances with these laboratories and other medical products distribution companies and utilize their sales forces to broaden sales of the InPath System to other markets, including hospitals, clinics, managed care organizations and office-based physician groups. Marketing strategy to these organizations will vary depending upon the applicable cancer screening test.

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

InPath System Product Introduction Timelines

Product	Process	Timeline

e2 Collector	Clinical trials	Completed
	Regulatory submission & review	September 2001
	Regulatory clearance	May 2002
	Follow up clinical trial	Q4 2006
	Sales	Q3 2007
Cocktail-CVX & GCI	Clinical trials(1)	Q1-4 2007
	Regulatory submission & review(1)	Q1 2008
	Regulatory clearance projected(1)	Q3 2008
	U.S. sales(1)	Q4 2008
	International sales(1)	Q4 2008
	Product development and clinical trials(2,3)	Q2 2008 - Q4 2009
AIPS	Product development & pre production mfg(2)	Q1 2007 - Q1 2008
	Sales(2)	Q2 2008
Drug Delivery System(3)	Instrument Development	Q2-4 2008
	Patient Trials	Q1-3 2009
	Regulatory submission & review	Q4 2009
	Regulatory clearance	Q2 2010
	Sales	Q3 2010

(1)	All of the above target dates pertain to the EndoScan test for uterine/ endometrial cancer.

(2)	Sales would pertain to the EndoScan test in 2008 and 2009. Base product development and pre production manufacturing would apply to all cancer recognition imaging software. Trials for bladder and cervical cancer would occur in 2008 and 2009 with expected FDA approval in late 2009-2010 time frame.

(3)	If trial and development expenses are not funded through e2 Collector and EndoScan sales additional capital will be required.

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

The market for our cancer screening and diagnostic product line is significant, but highly competitive. We are unaware of any other company that is duplicating our efforts to develop a fully-automated, objective analysis and diagnostic system for cervical, endometrial, uterine and bladder cancer screening that can be used at the point of service. Our competition includes many companies with financial, marketing, and research and development resources substantially greater than ours. There can be no assurance that our technological innovations will provide us with a competitive advantage.

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

Operations

We conduct research and development work for the InPath System using a combination of our full-time and part-time employees and contract workers in our Chicago, Illinois location and contracted researchers operating laboratory through University Hospitals — Cleveland.

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

Prior to filing a utility application in the United States, we review the application to determine whether obtaining patent coverage for the invention outside of the United States is necessary or desirable to support our business model. If so, a patent application is filed under the Patent Cooperation Treaty (“PCT”) at the same time that the U.S. filing is made. Depending upon the nature of the invention and business considerations, we typically specify the patent offices in three to six countries to which the PCT application is to be submitted and file in individual foreign patent offices after the PCT application term has expired. As of December 2006, six PCT applications had been filed — the terms of which have all expired.

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

Stock Transfer Agent

Our stock transfer agent is LaSalle Bank NA, 135 South LaSalle Street, Chicago, IL 60603, and its telephone number is (312) 904-2000.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information about the equity compensation plans of the Company as of fiscal-year end December 31, 2006. See also Note 8 — Stockholders’ Equity and Note 11 — Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements for further information.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants, and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders
1999 Equity Incentive Plan (as amended) — 20,000,000 shares	2,257,991	$0.2767	16,869,342
1999 Employee Stock Purchase Plan — 200,000 shares	—	—	160,415
Equity Compensation Plans Not Approved by Security Holders
Warrants issued with debt and equity(1)	35,828,718	$0.1614	—
Warrants issued for financial and IR services(2)	5,270,125	$0.1566	—
Warrants issued for officer and director compensation(3)	10,250,000	$0.1683	—
Warrants issued in forgiveness of debt and other services(4)	3,697,660	$0.1232	—
Warrants from AccuMed acquisition(5)	39,834	$15.0600	—

Total	57,344,328	$0.3309	17,029,757

(1)	CCI has issued warrants in conjunction with the issuance of debt and equity. The issuance of warrants significantly reduced the cash costs that would otherwise be associated with raising capital.

(2)	CCI has generally included warrants in compensation agreements for providers of investor relations and/or public relations services. Warrants were also issued to financial advisors as remuneration for the procurement of equity, debt and preferred stock convertible into equity. This practice significantly reduces the cash costs to CCI to obtain these services.

(3)	In lieu of cash payment for employment services during fiscal year 2006, 4,000,000 warrants each were issued to the former CEO David Weissberg M.D., and our current CFO Robert McCullough Jr. In addition, Augusto Ocana M.D., our current CEO, was issued 500,000 warrants. Directors John Abeles M.D. and Alexander Milley were issued 625,000 warrants each for services rendered. Former Vice President of Legal and Regulatory Affairs, Edward Renner was issued 500,000 warrants for services.

(4)	CCI has issued warrants to settle debt and pay for services rendered.

(5)	In September 2001, CCI completed the acquisition of AccuMed by merging it into a wholly-owned subsidiary of CCI. As a result, CCI assumed stock options and warrants outstanding on the records of AccuMed at the time of the acquisition. The remainder of the options that were assumed in the acquisition are included in total options outstanding under the Company’s 1999 Equity Incentive Plan.

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

In May 2005, CCI issued warrants to purchase 556,500 shares of common stock with an exercise price of $0.06 per share to a non-employee financial consultant for past financial services. CCI valued the warrants at $25,265 using the Black-Scholes valuation model and recorded the amount to additional paid-in-capital — warrants for the second quarter of fiscal 2005.

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

Please refer to Note 6 — Notes Payable -Related Parties, Note 7 — Notes Payable and Note 8 — Stockholders’ Equity in the Notes to our Consolidated Financial Statements for more information on the promissory notes and the Company’s preferred stock.

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

Overview

CytoCore, Inc. is a life sciences company engaged in the design, development, and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI is currently focused on the production and anticipated 2007 sales launch of its e2 cervical cell collection device and the design, development and marketing of its InPathtm System and related image analysis systems for uterine, endometrial, cervical and bladder cancers. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor’s office.

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

CCI has initiated clinical trials for the EndoScan and a follow up trial for the e2 cervical cell collection device, and is preparing for the 2007 sales launch of the e2 Collector. The EndoScan product incorporates the AIPS system along with the genetic biological lead marker, P2x7. The first trial will test for patient efficacy. We hope the follow up trial for the e2 Collector will provide statistically significant data regarding efficacy that can be used for marketing purposes. The Company has reduced debt from $13.4 million at June 30, 2005 to $4.1 million at

December 31, 2006, a reduction of close to 70%. Approximately 18% and 14% or a total of 32% of liabilities at December 31, 2006 involve a reserve for the arbitration settlement with the Company’s former CEO and a reserve for state franchise taxes, respectively. CCI believes it has adequately reserved for both liabilities. CCI believes the December 31, 2006 debt balance can be significantly reduced in the future to reflect primarily only trade liabilities needed for operating purposes. Along with the restart of operations and reduction of debt, management has settled numerous legal proceedings involving approximately $2.5 million in claims against the company. All litigation has been settled except for the finalization of the arbitrator’s decision with regard to the litigation with the former CEO, the suit by Diamics and the Attorney General of the State of Illinois (see Item 3 — Legal Proceedings, above, for a more detailed description). The legal claim with the University of California was settled in March 2007 and the company believes it has paid all claims with regard to past wages and is in the process of substantiating this fact with the Illinois Attorney General.

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

Costs and Expenses

Cost of Revenues

Cost of revenues for 2006 represented a net charge of $19,000. No cost of revenues was incurred with regard to the generation of licensing — related revenues from the slide — based installed systems. Forgiveness of trade debt of $176,000 was credited against a property impairment charge of $169,000 related to design and tooling equipment and an increase in the reserve for inventory of $26,000.

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

Selling, General and Administrative

Significant components of selling, general and administrative expenses are compensation costs for executive and administrative personnel; professional fees primarily related to legal, audit/accounting, consulting services and financing and investor relations costs. Selling, general and administrative expenses totaled $3,967,000 or 195% increase of $2,621,000 over 2005. The increase in legal expenses of $517,004, an increase of $320,985 or 163% over 2005 expenses, was primarily due to the arbitration proceedings with the former CEO (see Item 3 — Legal Proceedings). 2006 administrative payroll expenses increased approximately $1,534,000 from $0 in 2005 due to the company having the funding to begin operations in 2006. Of the $1,534,000 increase, $1,269,926 or 83% of administrative payroll expenses resulted from non-cash compensation expense in connection with the issuance of warrants to officers and directors. Consulting services for financing expenses, investor relations and other services was $1,437,532 in 2006 vs. $472,545 in 2005, an increase of $964,987 or 204%. Common stock and warrants valued at $1,067,625 or 74% of the total consulting expenses were issued as non — cash remuneration. These expenses were offset by gains on settlements of approximately $994,000 and $225,000 for 2006 and 2005, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not sufficiently effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Exchange Act, in that certain material weaknesses have been indentified. The Company has adopted a remediation plan to0 address such weaknesses, as discussed in detail below.

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

Item 8B.  Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Board of Directors and Executive Officers

		Positions and Offices, if any, Held
Name	Age	with the Company	Director Since

Dr. Augusto Ocana	63	Chief Executive Officer and Director	2006
Robert F. McCullough, Jr.	52	Chief Financial Officer and Director	2005
Clinton H. Severson	59	Director	2006
John H. Abeles, M.D.	62	Director	1999
Alexander M. Milley	54	Director	1989

Dr. Augusto Ocana was elected Chief Executive Officer and director of the Company in November 2006. Prior to joining the Company, Dr. Ocana worked as a Senior Vice President and General Manager and was a member of the Board of Directors of Ch-Werfen, S.A., an international manufacturer and distributor of laboratory equipment, including in-vitro diagnostics, hospital medical devices, and scientific instruments for industry and research, from 1997 to 2006. From 1993 to 1997, Dr. Ocana was a member of the Board of Directors and Executive Vice President and General Manager of Group Taper, S.A., a pharmaceutical company. He also served as President and CEO of both Rempack International, Inc. and Diapulse Corporation, S.A. Earlier in his career, Dr. Ocana spent over 14 years working with Abbott Laboratories, Inc., where he held several positions, including Managing Director/Regional Director and Business Development Director for Worldwide Pharmaceuticals.

Robert F. McCullough, Jr. was elected Chief Financial Officer and director of the Company in September 2005. He currently serves as President and as a Portfolio Manager of Summitcrest Capital, Inc., a money management firm and registered investment adviser, a position he has held since October 2003. From April 1999 to July 2003, Mr. McCullough served as a Portfolio Manager at Presidio Management, a money management firm. Prior thereto, Mr. McCullough served as a manager with the accounting firm of Ernst & Whinney (now Ernst & Young) and also served as a financial analyst, a portfolio manager and a Chief Financial Officer of several private companies. Mr. McCullough has an MBA in finance and is a Certified Public Accountant.

Clinton H. Severson was elected to the Board of Directors in November 2006. Mr. Severson has served as President, Chief Executive Officer and Chairman of the Board of Directors of Abaxis, Inc., a northern California-based provider of portable technology, tools and services used for medical diagnostics sold to customers and distributors worldwide, since 1996. Prior to his assuming the CEO position of Abaxis, where he was appointed Chairman of the Board in 1998, Mr. Severson served as President and CEO for over seven years at MAST Immunosystems, Inc., a privately-held medical diagnostic company.

John H. Abeles, M.D. has been a director of the Company since May 1999. Dr. Abeles is President of MedVest, Inc., a venture capital and consulting firm he founded in 1980. He is also General Partner of Northlea Partners, Ltd., a family investment partnership. Dr. Abeles was a senior medical executive at Sterling Drug Company, Pfizer, Inc. and Revlon Healthcare, Inc. and subsequently was a medical analyst at Kidder, Peabody & Co. Dr. Abeles is a director of a number of companies operating in the medical device and healthcare fields, including public companies I-Flow Corporation, Oryx Technology Corp., DUSA Pharmaceuticals, Inc. and Combinatorx Inc.

Alexander M. Milley has been a director of the Company (including its predecessors) since 1989. Mr. Milley is currently President, Chief Executive Officer and Chairman of the Board of ELXSI Corp., a publicy-held holding company with subsidiaries operating in the restaurant and environmental inspection equipment industries. He is also President and Chairman of the Board of Azimuth Corporation, a holding company with subsidiaries operating in the trade show exhibit, retail environment design, and electrical components and fastener distribution industries. Mr. Milley was Chairman of the Board and Chief Executive Officer of Bell National Corporation, a predecessor of the Company, until December 1998 and was President of Bell National from August 1990 until December 1998. Mr. Milley is the founder, President, sole director and majority stockholder of Milley Management, Inc., a private investment and management-consulting firm. Mr. Milley is also the President and a director of Cadmus Corporation, a private investment and management consulting firm, and a director and executive officer of Winchester National, Inc.

Relationships and Interests in Proposals; Involvement in Certain Legal Proceedings

There are no family relationships among any of the directors or executive officers (or any nominee therefor) of CytoCore, and no arrangements or understandings exist between any director or nominee and any other person pursuant to which such director or nominee was or is to be selected at the Company’s next annual meeting of stockholders. Contempo Design, Inc., of which Mr. Milley was both a director and a Vice President, filed a petition under Chapter 11 of the federal Bankruptcy Code in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and holders of more than 10% of the outstanding shares of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.

Based solely on the Company’s review of copies of such reports (and any amendments thereto) it has been furnished and any written representations that no other reports were required, the Company believes that with respect to fiscal 2006, all reports were timely filed except that each of Dr. Ocana and Mr. Severson has not yet filed his Form 3; Dr. Ocana has not yet filed Forms 4 regarding warrants he received and certain of such warrants he exercised under the terms of his employment agreement with the Company; Mr. McCullough filed Forms 4 late regarding warrants he received in connection with his participation in the Company’s Bridge II convertible note offering and warrants he received under his employment agreement; Mr. Milley has not yet filed Forms 4 with respect to director warrants he received in September 2006 and with respect to shares issued upon conversion of Series E preferred stock; and Dr. Abeles has not yet filed Forms 4 with respect to shares issued upon conversion of Series E preferred stock and upon conversion of certain bridge notes.

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

Board of Directors and Committee Information

The Board of Directors of CytoCore currently has a single standing committee, the Audit Committee. As described below, the entire Board acts with respect to compensation, nomination and corporate governance matters.

Audit Committee

The Audit Committee consists of Mr. Milley (Chairman) and Dr. Abeles, each of whom is independent as set forth in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers (including those for Audit Committee members) and as promulgated pursuant to the Exchange Act. The Board of Directors has determined that Mr. Milley also satisfies the definition of “audit committee financial expert” as promulgated by the Securities and Exchange Commission.

The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s overview of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the SEC, and meetings with the Company’s independent registered public accounting firm.

Compensation Matters

The Company does not have a compensation committee or a committee performing similar functions due to the very limited number of persons employed by the Company in recent years and the Company’s inability at various times to provide competitive compensation. Rather, the full Board of Directors, which includes two directors employed by the Company and therefore not “independent” under applicable standards, participates in deliberations concerning executive compensation and establishes the compensation and benefit plans and programs of CytoCore. All members of the Board make decisions regarding such compensation programs and plans, but only the independent directors make decisions regarding the compensation packages for the chief executive and chief financial officers of the Company. For more information on the compensation of directors and officers of the Company, see the “Compensation” section below.

Nomination Matters

The Board of Directors does not currently have a nominating committee or a committee performing similar functions. Given the size of the Company and the historic lack of director nominations by stockholders, the Board has determined that no such committee is necessary. Similarly, although the Company’s By-laws contain procedures for stockholder nominations, the Board has determined that adoption of a formal policy regarding the consideration of director candidates recommended by stockholders is not required. The Company intends to review periodically both whether a more formal policy regarding stockholder nominations should be adopted and whether a nominating committee should be established. Until such time as a nominating committee is established, the full Board, which includes two directors employed by the Company and therefore not “independent” under applicable standards, will participate in the consideration of candidates. The Board does not utilize a nominating committee charter when performing the functions of such committee. The procedures for stockholder nominations and the desired qualifications of candidates, among other nominations matters, did not change during the 2006 fiscal year.

Item 10.	Executive Compensation

Named Executive Officers

The following tables set forth all plan and non-plan compensation awarded to, earned by or paid to (i) each of the individuals who served as the Company’s principal executive officer during the last completed fiscal year, (ii) the other individual who was serving as an executive officer of the Company at the end of the last completed fiscal year, and (iii) one additional officer who was no longer serving as an executive officer as of the end of fiscal 2006 (together, the “Named Executive Officers”), for all services rendered in all capacities to the Company.

Summary Compensation Table

									Non-	Non-
									Equity	Qualified
									Incentive	Deferred	All
						Stock	Option		Plan	Compensation	Other
		Salary		Bonus		Awards	Awards		Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)		($)		($)(1)	($)(1)		($)(1)	($)(1)	($)		($)

Dr. Augusto Ocana	2006	$15,000	(2)	$2,500	(3)		$68,200	(4)	—	—	—		$85,700
CEO and Chairman	2005	—		—		—	—		—	—	—		$0
David J. Weissberg, M.D.	2006	$87,500	(5)	—		—	$483,200	(6)	—	—	$1,412	(7)	$572,112
Former CEO	2005	—		—		—	—		—	—	—		$0
Robert F. McCullough, Jr.	2006	$90,000	(8)	—		—	$460,400	(9)	—	—	—		$550,400
CFO	2005	—		—		—	—		—	—	—		$0
Edward G. Renner	2006	$31,750	(10)	—		—	—		—	—	$129,600	(11)	$161,350
Former VP of Legal	2005	—		—		—	—		—	—	—		$0
and Regulatory Affairs

(1)	CytoCore does not have a formal compensation program (equity or non-equity) that includes long-term incentive payouts or other forms of long-term or deferred compensation. Any amounts included in these columns represent the number of shares that may be acquired pursuant to warrants or options granted in the particular year.

(2)	Dr. Ocana was elected Chief Executive Officer in November 2006. His initial base salary was set at $180,000 per year effective November 15, 2006.

(3)	Represents Dr. Ocana’s monthly bonus payment of $2,500. Per the terms of his employment agreement, Dr. Ocana is entitled to receive a $45,000 bonus, payable in 18 equal monthly installments of $2,500.

(4)	Represents warrants to purchase 500,000 shares of common stock at $.13 per share granted on December 1, 2006, exercisable immediately with a term of three years. The dollar amount presented represents the aggregate fair value of such award on the date of grant. The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 103%, risk-free interest rate of 4.25%, and expected life of three years. Such warrants were exercised in full in April 2007.

(5)	Dr. Weissberg was elected Chief Executive Officer in August 2005. He did not receive any salary or bonus with respect to 2005. His salary for 2006 was $120,000, of which $87,500 was paid and $30,000 was forgiven. Dr. Weissberg resigned as CEO and director in October 2006.

(6)	Represents warrants to purchase 4,000,000 shares at $0.20 per share that were issued on September 28, 2006 and expire five years from the date of issuance. The dollar amount presented represents the aggregate fair value of such award on the date of grant. The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 83.7%, risk-free interest rate of 4.50%, and expected life of five years. Such warrants were amended in November 2006 to permit a cashless exercise. These warrants originally fully vested on, and were exercisable as of, January 1, 2007. In March 2007, Dr. Weissberg agreed to further amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by the stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

(7)	Represents the value of a laptop computer that Dr. Weissberg was permitted to keep upon his resignation.

(8)	Mr. McCullough was elected Chief Financial Officer in September 2005. He did not receive any salary or bonus with respect to 2005. His salary for 2006 was $120,000, of which $90,000 was paid and $30,000 forgiven.

(9)	Represents warrants to purchase 4,000,000 shares at $0.1275 per share that were issued on September 28, 2006 and expire three years from the date of issuance. The dollar amount presented represents the aggregate fair value of such award on the date of grant. The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 83.7%, risk-free interest rate of 4.50%, and expected life of three years. Such warrants were amended in November 2006 to permit a cashless exercise. These warrants originally fully vested on, and were exercisable as of, January 1, 2007. In March 2007, Mr. McCullough agreed to further amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by the stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

(10)	Mr. Renner was elected Vice President of Legal and Regulatory Affairs in April 2006 and became an executive officer of the Company in August 2006; Mr. Renner resigned in October 2006. Mr. Renner’s base salary was $54,000. During 2006, he was paid $27,250 in cash and was issued 38,514 shares (valued at $4,500) in lieu of cash for salary.

(11)	Includes the following compensation received as severance: (i) $27,000 cash payment; (ii) warrants to purchase 500,000 shares at $0.20 per share that were issued on October 6, 2006, were originally fully vested and exercisable beginning January 1, 2007, and expire five years from the date of issuance; and (iii) an award of 250,000 shares of unregistered, restricted common stock in October 2006. The fair value of the warrant grant ($68,850) was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 103%, risk-free interest rate of 4.25%, and expected life of five years. Such warrants were amended in November 2006 to permit a cashless exercise. In April 2007, Mr. Renner agreed to further amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by the stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007. The fair value of the 250,000 share award ($33,750) was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 103%, risk-free interest rate of 4.25%, and expected life of five years. Amounts presented exclude payments made by the Company to Muriel Renner, LLC, of which Mr. Renner was a member prior to being employed by the Company, for legal services performed on behalf of the Company by such firm.

Compensation Philosophy

The philosophy underlying the Company’s compensation program is to provide compensation that rewards performance — both Company and individual — and align such compensation with shareholder interests. The Company aims to make executive compensation sensitive to Company performance, which is defined in terms of long-term profitability and shareholder value, and provide compensation that enables the Company to attract, retain and motivate highly-qualified individuals who contribute to the Company’s success.

Compensation Components

In recent years, Company executives have been asked to forego compensation due to the financial condition of the Company and have been granted, in limited cases, options or warrants to purchase shares of the common stock of the Company in lieu of any regular salary. In 2006, however, the Company was able to compensate its executives with a mix of base salary and equity awards, albeit on a limited basis only. The long-term compensation goals of the Company are to provide (i) base salary, (ii) annual discretionary bonuses, and (iii) stock option or similar equity compensation grants (both for new hires and annual discretionary grants based upon Company and individual performance) to all employees.

Base Salary

Base salary levels for the Company’s officers are based on an informal review of compensation for competitive positions in the market and reflect employees’ job skills, experience and performance, judgments as to past and future contributions to the Company, and the Company’s compensation budget. The companies whose compensation practices are reviewed span the full range of companies with which the Company believes it competes for executive talent. The Board does not give specific weight to any particular factor, although most weight is typically given for individual performance. Base salaries are reviewed annually or more frequently if circumstances dictate.

In 2005, our executive officers received no or only limited amounts for salary due to the Company’s cash position. In light of the Company’s financial condition and performance in 2005, the Board did not authorize any salary increases for any officer for 2006. Our executive officers, who as noted had foregone salary for all or a portion of 2005, received only limited salary during 2006. Specifically, the base salary of Dr. David J. Weissberg, former Chief Executive Officer, was set at $120,000 for 2006, of which $87,500 was paid. The base salary of Robert F. McCullough, the Company’s Chief Financial Officer, was set at $120,000 for 2006, of which $90,000 was paid. These salaries were established primarily because of the Company’s financial condition.

In the fall of 2006 following the resignation of Dr. Weissberg and the hiring of Dr. Ocana as Chief Executive Officer of the Company, the Company reviewed and set base salaries for the CEO and CFO. Specifically, in November 2006 Dr. Ocana’s base salary was set at $180,000 per year, subject to change as discussed below under “Chief Executive Officer Compensation”; Mr. McCullough’s base salary was set at $10,000 per month, effective December 1, 2006, subject to change as discussed below under “Chief Financial Officer Compensation.”

The base salary of Edward Renner, our former Vice President of Legal and Regulatory Affairs, was set at $54,000 when he began work in April 2006, of which $27,250 was paid in cash and $4,500 was paid through the issuance of 38,514 shares of the Company’s common stock. Mr. Renner resigned from the Company in October 2006.

Annual Bonuses

Although the Company has no formal bonus plan, the Board’s goal is to pay bonuses in each year that the Company’s financial condition permits. In light of the Company’s financial condition and performance in 2005, no bonuses were awarded to any officer of the Company for that year. Similarly, the Company did not award any cash bonuses to its executive officers for 2006, although pursuant to his employment agreement with the Company, Dr. Ocana is entitled to a $45,000 bonus payable in 18 equal monthly installments of $2,500 commencing December 2006.

Bonuses are to be designed to tie annual awards to individual performance and motivate and reward employees for their contributions to the Company. The Board considers a number of factors in determining whether annual awards should be paid, most importantly the achievement by the Company of specified strategic objectives and the achievement by employees of individual objectives.

Recognition of individual performance and accomplishment is based on a subjective analysis of each individual’s performance; recognition of Company performance is based on an evaluation of established measures of corporate performance. For 2006, the most critical priorities for the Company against which performance was measured were:

•	raising capital to support the Company’s initiatives;

•	reducing liabilities and expenses; and

•	renewing the Company’s focus on product development and commercialization.

The Board also considers the financial growth of the Company as reflected in its revenues, and strategic achievements such as filings with and approvals of the Food and Drug Administration with respect to existing and new product candidates.

Equity Incentives

As with base salary and bonus determinations, the Board evaluates equity compensation awards at comparable companies both generally and for individual job positions. The primary goal of the equity compensation component is to align management and stockholder interests for the long-term enhancement of stockholder value, with the hope that each employee is motivated to remain with the Company and improve his or her performance in support of improved Company performance.

In selecting employees eligible to receive equity compensation grants (whether at the initial hire date or through periodic grants) and determining the size of such grants, the Board reviews a variety of factors, including:

•	the job and responsibility level of the employee,

•	grants awarded by competitors to employees at comparable job levels, and

•	past, current and prospective services rendered, or to be rendered, to the Company by the employee.

Determination of the employees eligible to receive awards and the size of such awards is based on a subjective analysis of each individual’s position within the Company, his or her performance and his or her growth potential and that of the Company.

The Board also considers it important to encourage long-term interest and investment in the Company by its officers, and all employees. While the Company does not have any formal stock ownership guidelines, the Board believes that stock ownership by management has been demonstrated to be beneficial to shareholders; this belief underlies the grant of equity awards to officers in recent years.

The Company administers one plan under which equity incentives are or have been granted to eligible participants. The CytoCore Inc. 1999 Equity Incentive Plan, as amended (the “Plan”) provides for the grant of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock and performance shares/units to officers, key employees, directors and consultants and advisors of the Company and any present or future subsidiaries and affiliates to purchase a maximum of 20,000,000 shares of common stock. During 2006, the Board did not award any options to employees under the Plan. However, certain officers did receive warrants to purchase the common stock of the Company. Specifically, the Company granted to Dr. Weissberg, the Company’s former CEO and director, in consideration of his work and services performed on behalf of the Company, and in recognition of his reduced base salary, warrants to purchase 4 million shares of the Company’s common stock at an exercise price of $0.20 per share. The warrants originally were exercisable as of January 1, 2007 and expire on the fifth anniversary of the date of grant, or September 28, 2011. The closing price of the Company’s common stock on the OTC Bulletin Board on the date of grant was $0.18 per share. In March 2007, Dr. Weissberg agreed to amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by the stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

The Company also granted to Mr. McCullough, the Company’s CFO, in consideration of his work and services performed on behalf of the Company, and in recognition of his reduced base salary, warrants to purchase 4 million shares of the Company’s common stock at an exercise price of $0.1275 per share. The warrants originally were exercisable as of January 1, 2007 and expire on the third anniversary of the date of grant, or September 28, 2009. The closing price of the Company’s common stock on the OTC Bulletin Board on the date of grant was $0.18 per share. In March 2007, Mr. McCullough agreed to amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by the stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

Finally, the Company granted Dr. Ocana warrants to purchase 500,000 shares of common stock at $.13 per share on December 1, 2006, his first day of employment, in accordance with the terms of his employment agreement. The warrants were immediately exercisable and expire three years from the date of grant. The closing price of the Company’s common stock on the OTC Bulletin Board on the date of grant was $0.19 per share. Dr. Ocana exercised such warrants in full in April 2007.

Retirement, Severance, Change in Control and Similar Compensation

The Company does not offer or have in place any retirement, severance or similar compensation programs. Rather, the Company individually negotiates with those employees for whom retirement, severance or similar compensation is deemed necessary.

As part of his employment agreement, Dr. Ocana is entitled to severance in an amount equal to the sum of (a) 12 months’ base salary, payable in 12 equal monthly installments, and (b) the full amount of any performance bonus that he was eligible to receive for the year during which his employment was terminated, as well as 12 months’ standard benefits, in the event the Company terminates Dr. Ocana’s employment without “cause” (as defined in the agreement), or in the event Dr. Ocana voluntarily terminates his employment for “good reason” (as defined in the agreement). In addition, Dr. Ocana is entitled to any warrants that would have been granted to him had the conditions to grant set been satisfied within 6 months following his termination. If Dr. Ocana’s employment is terminated because he is “disabled” (as defined in the agreement), he is entitled to severance equal to three months of his then-current base salary, payable over six months.

Mr. McCullough’s employment agreement provides that in the event Mr. McCullough’s employment is terminated without cause, he will be entitled to his salary for the remainder of the term of his employment agreement with the Company and health insurance for himself and his children. See “Chief Financial Officer Compensation” below.

Edward Renner, the Company’s former Vice President of Legal and Regulatory Affairs, was awarded 250,000 shares of unregistered common stock and paid $27,000 as severance upon his resignation from the Company in October 2006. The Company also granted Mr. Renner warrants to purchase 500,000 shares of common stock at $.20 per share on October 6, 2006, which expire on the fifth anniversary of the date of grant. The closing price of the Company’s common stock on the OTC Bulletin Board on the date of grant was $0.18 per share. These warrants originally fully vested on, and were exercisable as of, January 1, 2007. In March 2007, Mr. Renner agreed to amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

No other employees receive or are entitled to receive any retirement, severance or similar compensation.

Perquisites and Other Benefits

The Company generally does not provide its officers with these types of benefits, although the Company does provide Dr. Ocana with a $500 monthly automobile allowance. Dr. Ocana and Mr. McCullough, like other employees, also are entitled to participate in the Company’s employee benefit plans offering health insurance, life insurance, long-term disability insurance and a 401(k) savings plan.

Chief Executive Officer Compensation

Dr. Augusto Ocana

Dr. Ocana became Chief Executive Officer and a director of the Company in November 2006. The criteria used to establish Dr. Ocana’s initial compensation included, among other things, the compensation packages of executive officers of comparable companies of similar size in the life sciences industry and the factors described above for all employees.

According to Dr. Ocana’s employment agreement, Dr. Ocana’s initial annual salary is $180,000, subject to annual review by the Board and subject to an increase to $204,000 at the earlier of the date on which the Company raises an additional $2.5 million at an average price of not less than $0.18 per share or six months after the effective date of the agreement. Dr. Ocana is also entitled to a $45,000 bonus payable in 18 equal monthly installments of $2,500, standard benefits from the Company, and reimbursement of reasonable, ordinary and necessary business expenses. He is also entitled to a $500 per month automobile allowance.

The agreement provides for the grant to Dr. Ocana of warrants to purchase (a) 500,000 shares of common stock on the first day of his employment, at an exercise price equal to the closing price of the common stock on such date, less a 33 1/3% discount, (b) 300,000 shares of common stock upon completion of Food and Drug Administration trials for the Company’s “Products” (as defined in the agreement) and receipt of all necessary FDA approvals, at an exercise price equal to the closing price of the common stock on the date all such approvals have been obtained, less a 33 1/3% discount, (c) 500,000 shares of common stock on the date that the Company has raised $5 million in equity at an average price per share of not less than $0.22, less a 33 1/3% discount from such average price (and provided such financing is completed within 12 months of his first day of employment), (d) a minimum of 200,000 shares of common stock when the Company has executed distribution agreements with third parties meeting certain specified conditions, at an exercise price equal to the average closing price of the common stock, less a 33 1/3% discount, during the 60 day period prior to the date of execution of such agreements, (e) 200,000 shares of common stock if a distribution company that has achieved at least $25 million of annual sales of the Products during the first 12 months of sales makes an equity investment in the Company of at least $2 million, (f) 500,000 shares of common stock at such time as the closing price of the common stock is $0.30 or more during 30 days out of any consecutive 45 day period during which the common stock is traded, (g) 500,000 shares of common stock at such time as the closing price of the common stock is $0.50 or more during 45 days out of any consecutive 60 day period during which the common stock is traded, (h) 500,000 shares of common stock at such time as the closing price of the common stock is $0.75 or more during 45 days out of any consecutive 60 day period during which the common stock is traded, and (i) 1,000,000 shares at such time as the closing price of the common stock is $1.00 or more during 45 days out of any consecutive 60 day period. The exercise price for all shares purchased pursuant to (e) — (i) herein shall be equal to the average closing price of the common stock of the Company, less a 33 1/3% discount, during the 45 trading days prior to the date such milestone is reached, provided that the exercise price for the warrants issued pursuant to (i) shall be $1.00 per share for the first 500,000 shares and $1.50 per share for the balance. All warrants shall have a three-year exercise period from the date of grant.

Dr. Ocana received a warrant on December 1, 2006, his first day of employment, to purchase 500,000 shares of common stock at $.13 per share in accordance with (a) above, and an additional warrant to purchase 500,000 shares of common stock at $.20 per share on January 22, 2007, the date on which the closing price of the common stock was $0.30 or more during 30 days out of any consecutive 45 day period in accordance with (f) above. As noted above, in April 2007 Dr. Ocana exercised the warrants granted to him in December 2006 and purchased 500,000 shares of common stock. His remaining 500,000 warrants were subsequently amended to provide that they could not be exercised until such time as certain conditions were met, including approval by stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

Dr. Ocana’s employment agreement also provides for revenue incentives, such that he will receive warrants to purchase 1 million shares of common stock at an exercise price equal to the average closing price of the common stock during the 60 day period prior to the date on which the Company’s gross revenues from Product sales exceed $20 million for any consecutive 12 month period and an additional 1 million shares when gross revenues exceed $50 million for any consecutive 12 month period.

Finally, Dr. Ocana is entitled to receive warrants in the event of the acquisition of the Company as follows: (1) warrants to purchase 2.5 million shares of common stock at $0.25 per share if the Company is acquired for more than $1.00 per share; (2) warrants to purchase 3.5 million shares of common stock at $0.50 per share if the Company is acquired for more than $2.00 per share; and (3) warrants to purchase 5 million shares of common stock at $0.75 per share if the Company is acquired for more than $3.00 per share. Such awards are not cumulative.

See “Retirement, Severance, Change in Control and Similar Compensation” above for a discussion of the severance payments payable to Dr. Ocana under the terms of his employment agreement.

David J. Weissberg, M.D.

David J. Weissberg, M.D. was elected Chief Executive Officer and a director of the Company effective September 2005 and resigned as Chief Executive Officer and director of the Company in October 2006. Dr. Weissberg’s initial compensation was based largely on the Company’s limited ability to pay cash compensation, and he did not receive any compensation from the Company for his services as Chief Executive Officer during the 2005 fiscal year. His annual base salary for the 2006 fiscal year was set at $120,000, of which $87,500 was paid, as noted above. Dr. Weissberg also received warrants to purchase 4 million shares of common stock in September 2006, which warrants originally fully vested and were exercisable as of January 1, 2007 at a price of $.20 per share. The term of the warrants is five years from the date of grant. In March 2007, Dr. Weissberg agreed to amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by the stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007. Dr. Weissberg did not have an employment agreement with the Company.

Chief Financial Officer Compensation

Robert F. McCullough, Jr.

Mr. McCullough did not receive any compensation from the Company for his services as Chief Financial Officer during the 2005 fiscal year. Mr. McCullough’s base salary was set at $120,000 for 2006, of which $90,000 was paid as noted above. On November 20, 2006, the Board of Directors approved and the Company entered into an employment agreement with Mr. McCullough, Jr., pursuant to which he will continue to provide, on a non-exclusive basis, financial accounting, reporting and business services to the Company. The agreement provides for a term of 24 months from December 1, 2006, subject to earlier termination. Mr. McCullough will receive $10,000 per month for each month he provides services to the Company, such amount to increase to $15,000 per month at such time as the Company raises $5 million in funding, and will be entitled to reimbursement of out-of-pocket expenses related to the performance of his duties for the Company and certain health insurance benefits.

The agreement also provides for the issuance of warrants to Mr. McCullough to purchase shares of common stock of the Company upon the achievement of certain performance milestones, as follows: (a) 150,000 shares of common stock upon completion of FDA trials for the Company’s products and receipt of all necessary FDA approvals, (b) 250,000 shares of common stock on the date that the Company has raised $5 million in an equity financing at an average price of not less than $0.22 per share, (c) 100,000 shares of common stock when the Company has signed a distribution agreement for the e2 Collector cervical cell collection device, (d) 250,000 shares of common stock at such time as the Company’s stock price trades above $0.30 for 45 out of 60 trading days, (e) 250,000 shares of common stock at such time as the Company’s stock price trades above $0.50 for 45 out of 60 trading days, and (f) 500,000 shares of common stock at such time as the Company’s stock price trades above $1.00 for 45 out of 60 trading days. The exercise price for all shares purchased pursuant to any of the above shall be equal to the average closing price of the common stock of the Company, less a 33% discount, during the 45 days prior to the date such milestone is reached.

The agreement also provides for revenue incentives, such that Mr. McCullough will receive warrants to purchase 500,000 shares of common stock at an exercise price equal to the average closing price of the common stock during the 45 day period prior to the date on which the Company’s revenues exceed $20 million and an additional 500,000 shares when revenues exceed $50 million, less a 33% discount. The agreement grants Mr. McCullough further warrants in the event of the acquisition of the Company as follows: (1) warrants to purchase 1.25 million shares of common stock at $0.25 per share if the Company is acquired for more than $1.00 per share; (2) warrants to purchase 1.75 million shares of common stock at $0.50 per share if the Company is acquired for more than $2.00 per share; and (3) warrants to purchase 2.5 million shares of common stock at $0.75 per share if the Company is acquired for more than $3.00 per share.

For 2006, the Company granted Mr. McCullough warrants to purchase 4 million shares of the Company’s common stock at an exercise price of $0.1275 per share. The warrants originally were exercisable as of January 1, 2007 and expire on the third anniversary of the date of grant, or September 28, 2009. The closing price of the Company’s common stock on the OTC Bulletin Board on the date of grant was $0.18 per share. Mr. McCullough also received a warrant to purchase 250,000 shares of common stock at $.32 per share on March 21, 2007, the date on which the closing price of the common stock was $0.30 or more during 45 days out of any consecutive 60 day period in accordance with (d) above. In March 2007, Mr. McCullough agreed to amend all of his warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by the stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding unexercised options, unvested stock and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s 2006 fiscal year.

	Option Awards						Stock Awards
Equity
Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market
				Equity					Awards:	or Payout
				Incentive					Number of	Value of
				Plan				Market	Unearned	Unearned
				Awards:			Number of	Value of	Shares,	Shares,
	Number of	Number of		Number of			Shares or	Shares or	Units or	Units or
	Securities	Securities		Securities			Units of	Units of	Other	Other
	Underlying	Underlying		Underlying	Option		Stock	Stock That	Rights	Rights
	Unexercised	Unexercised		Unexercised	Exercise	Option	That	Have Not	That	That Have
	Options (#)	Options (#)		Unearned	Price	Expiration	Have Not	Vested	Have Not	Not Vested
Name	Exercisable	Unexercisable		Options (#)	($)	Date	Vested (#)	($)	Vested (#)	($)

Dr. Augusto Ocana	500,000(1)	—		—	$.13	12/1/09	—	—	—	—
David J. Weissberg, M.D.	—	4,000,000	(2)	—	$.20	9/28/11	—	—	—	—
Robert F. McCullough, Jr.	—	4,000,000	(3)	—	$.1275	9/28/09	—	—	—	—
Edward G. Renner	—	500,000	(4)	—	$.20	10/6/11	—	—	—	—

(1)	Represents grant of warrants to purchase 500,000 shares of common stock at $.13 per share, vested immediately, with a term of three years. Dr. Ocana exercised such warrants in full in April 2007.

(2)	Represents grant of warrants to purchase 4,000,000 shares of common stock at $.20 per share with a term of five years. Such warrants were amended in November 2006 to permit a cashless exercise. These warrants originally fully vested on, and were exercisable as of, January 1, 2007. In March 2007, Dr. Weissberg agreed to further amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

(3)	Represents grant of warrants to purchase 4,000,000 shares of common stock at $.1275 per share with a term of three years. Such warrants were amended in November 2006 to permit a cashless exercise. These warrants originally fully vested on, and were exercisable as of, January 1, 2007. In March 2007, Mr. McCullough agreed to further amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

(4)	Represents grant of warrants to purchase 500,000 shares of common stock at $.20 per share with a term of five years. Such warrants were amended in November 2006 to permit a cashless exercise. These warrants originally fully vested on, and were exercisable as of, January 1, 2007. In March, 2007, Mr. Renner agreed to further amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

Retirement, Severance and Similar Compensation

Edward Renner, the Company’s former Vice President of Legal and Regulatory Affairs, was awarded 250,000 shares of unregistered common stock and paid $27,000 as severance upon his resignation from the Company in October 2006. The Company also granted Mr. Renner warrants to purchase 500,000 shares of common stock at $.20 per share on October 6, 2006, originally exercisable January 1, 2007, and expiring on the fifth anniversary of the date of grant. The closing price of the Company’s common stock on the OTC Bulletin Board on the date of grant was $0.18 per share. In March 2007, Mr. Renner agreed to amend the warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

No other employees received any retirement, severance or similar compensation during the 2006 fiscal year.

For a discussion of the compensation that may be payable to the Company’s other Named Executive Officers in connection with retirement, resignation, termination or a change in control, please see “Retirement, Severance, Change in Control and Similar Compensation” above.

Compensation of Directors

The following table sets forth certain information regarding all compensation earned by directors for the Company’s 2006 fiscal year.

Nonqualified
	Fees Earned				Non-Equity	Deferred
	or Paid	Stock	Option		Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	($)	($)	($)		($)	($)	($)	($)

Dr. Augusto Ocana	—	—	—		—	—	—	—
David J. Weissberg, M.D.	—	—	—		—	—	—	—
John Abeles, M.D.	—	—	$75,500	(1)	—	—	—	$75,500
Alexander Milley	—	—	$75,500	(1)	—	—	—	$75,500
Clinton H. Severson	—	—	—		—	—	—	—
Robert F. McCullough, Jr.	—	—	—		—	—	—	—

(1)	Amount represents an award to each independent director of the Company on September 28, 2006 of a warrant to purchase 625,000 shares of common stock at $.20 per share, immediately exercisable with a term of five years. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: dividend yield of zero, expected volatility of 83.7%, risk-free interest rate of 4.50%, and expected life of five years. Such warrants were amended in November 2006 to permit a cashless exercise. Dr. Abeles and Mr. Milley subsequently agreed to further amend their warrants to provide that they could not be exercised until such time as certain conditions were met, including approval by the stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

2007 Director Compensation

In November 2006, the Board of Directors approved Board compensation for each director at the rate of $5,000 per quarter effective January 1, 2007. All outside directors will receive warrants to purchase 250,000 shares of the Company’s common stock when the Company’s revenues reach $20 million and another 250,000 shares when revenues reach $50 million. The exercise price of such warrants will be at a 33% discount to the average trading price of the common stock during the 45 days prior to the date the Company achieves each revenue milestone.

All directors of the Company other than Mr. McCullough will also receive, upon the acquisition of the Company, as follows: (1) warrants to purchase 625,000 shares of common stock at $0.25 per share if the Company is acquired for more than $1.00 per share; (2) warrants to purchase 875,000 shares of common stock at $0.50 per share if the Company is acquired for more than $2.00 per share; and (3) warrants to purchase 1.25 million shares of common stock at $0.75 per share if the Company is acquired for more than $3.00 per share.

The Board also approved an arrangement whereby the Company will be obligated to reimburse Mr. McCullough, Dr. Weissberg, Dr. Abeles and Mr. Milley for certain tax effects in connection with the exercise of warrants issued to such individuals. The Company will be obligated to pay to each individual 39% of the taxable value of such warrants when exercised, payable within three months of such exercise, such payment to occur only if the Company is acquired or has at least $3 million in its accounts and the closing price of the common stock is at least $0.50 for at least 45 out of 60 trading days.

Historically, the Company has compensated its directors through the periodic grant of options to purchase shares of common stock of the Company. The options were typically granted at the first meeting of the Board in the calendar year or the first meeting of the Board following the annual meeting of stockholders. The exercise price of the options was set at no less than the fair market value determined by the closing price of the common stock as reported on the Over-the-Counter Bulletin Board on the date of grant. No options were granted to directors in 2006, except that each of Dr. Abeles and Mr. Milley received warrants to purchase 625,000 shares of common stock in September 2006, exercisable at $.20 per share for five years, in recognition of their services as independent members of the Board of Directors.

The Company also reimburses directors for reasonable expenses incurred in connection with their attendance at meetings of the Board of Directors. For information relating to shares of the Company owned by each of the directors, see the “Security Ownership of Certain Beneficial Owners and Management” section below under Item 11. For information concerning the compensation of directors who are also officers of the Company, see the “Summary Compensation Table” above.

In November 2006, the Board of Directors also approved amendments to all existing warrant agreements between the Company and its then-current Board members, as well as former directors and employees, such amendment to permit all such holders to exercise all such warrants on a cashless basis. As noted herein, in 2007 certain of such warrants were also amended to provide that they could not be exercised until such time as certain conditions were met, including approval by the stockholders of an increase in the number of authorized shares of common stock. Stockholders are expected to vote on such increase at the Company’s annual meeting of stockholders currently scheduled for June 21, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock — Five Percent Holders

The following table sets forth, as of April 25, 2007, certain information with respect to any person, including any group, who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company.

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership(1)	of Class

Monsun, AS	33,788,648	10.0%
Torvveien 12, 1372 Asker
Norway
Standard General Holdings, LLC	25,343,152	7.5%
P.O. Box 2050
Fair Oaks, CA 95628
David J. Weissberg, M.D(2)	20,303,263	5.9%
100 Goose Hill Road
Cold Springs Harbor, NY 11724
BSI Multihelvetia	18,642,857	5.5%
c/o Kredietbank S.A. Luxembourtgeoise
43 Boulevard Royale
L-2955 Luxembourg

(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of April 25, 2007 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person.

(2)	Includes: (i) an aggregate 1,600,002 shares held in trust for Dr. Weissberg’s minor children (533,334 shares held in each of three trusts), for which Dr. Weissberg acts as trustee; and (ii) warrants to purchase 4,000,000 shares. Such warrants will become exercisable upon approval by the Company’s stockholders of an increase in the number of authorized shares of common stock at the Company’s annual meeting of stockholders currently scheduled to be held on June 21, 2007; such approval is assumed for the purpose of this table. If shareholder approval is not obtained, such warrants will remain unexercisable until the conditions to vesting are satisfied.

Common Stock — Management

The following table sets forth, as of April 25, 2007, certain information concerning the ownership of the Company’s common stock (including directors’ qualifying shares) of each (i) director, (ii) nominee, (iii) executive officers and former executive officers named in the Summary Compensation Table hereof and referred to as the “Named Executive Officers,” and (iv) all current directors and executive officers of the Company as a group.

	Amount and Nature of	Percent
Name of Beneficial Owner	Beneficial Ownership(1)	of Class

John H. Abeles, M.D.(2)	3,140,323	* %
Robert F. McCullough, Jr.(3)	11,343,728	3.3%
Alexander M. Milley(4)	9,427,769	2.8%
Dr. Augusto Ocana(5)	1,000,000	*
Edward G. Renner(6)	1,671,206	*
Clinton H. Severson	0	*
David J. Weissberg, M.D.(7)	20,303,263	5.9%
All current directors and executive officers as a group (5 persons)	24,911,820	7.2%

*	Less than one percent of the common stock outstanding.

(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of April 25, 2007 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. The address of each current director, nominee and current executive officer of the Company is c/o CytoCore, Inc., 414 N. Orleans, Suite 502, Chicago, IL 60610.

(2)	Includes: (i) 2,167,282 shares owned by Northlea Partners, Ltd. (“Northlea Partners”), of which Dr. Abeles is General Partner; (ii) 98,041 shares underlying warrants granted by the Company to Northlea Partners that are exercisable within 60 days; and (iii) 875,000 shares issuable upon exercise of options and warrants granted by the Company to Dr. Abeles. Of the 875,000 shares issuable upon exercise of options and warrants, warrants with respect to 625,000 shares will become exercisable upon shareholder approval of an increase in the number of authorized shares of common stock at the Company’s annual meeting of stockholders currently scheduled to be held on June 21, 2007; such approval is assumed for the purpose of this table. If shareholder approval is not obtained, such warrants will become exercisable on June 26, 2007. The remaining 250,000 shares may be acquired upon exercise of outstanding options within 60 days. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner.

(3)	Includes: (i) 4,032,500 shares owned by Summitcrest Capital L.P., of which Mr. McCullough is President of the General Partner; (ii) 1,037,049 shares owned by MPC Trust, of which Mr. McCullough is a trustee; and (iii) 4,250,000 shares issuable upon the exercise of warrants. Such warrants will become exercisable upon approval by the Company’s stockholders of an increase in the number of authorized shares of common stock at the Company’s annual meeting of stockholders currently scheduled to be held on June 21, 2007; such approval is assumed for the purpose of this table. If shareholder approval is not obtained, such warrants will remain unexercisable until the conditions to vesting are satisfied.

(4)	Includes: (i) 4,763,484 shares issued upon conversion of 119,460 shares of Series E Stock, including shares issued in payment of an aggregate $1,477,986 cumulative dividends, held by Mr. Milley, Cadmus Corporation, Azimuth Corporation, Milley Management, Inc. and Winchester National, Inc.; (ii) 289,285 shares issuable to Cadmus Corporation under stock appreciation rights granted by the Company; and (iii) 875,000 shares subject to options and warrants granted by the Company to Mr. Milley. Of the 875,000 shares issuable upon exercise of options and warrants, warrants with respect to 625,000 shares will become exercisable upon shareholder approval of an increase in the number of authorized shares of common stock at the Company’s annual meeting of stockholders currently scheduled to be held on June 21, 2007; such approval is assumed for the purpose of this table. If shareholder approval is not obtained, such warrants will become exercisable within 90 days. The remaining 250,000 shares may be acquired upon exercise of outstanding options within 60 days. In 2006, CytoCore agreed to amend warrants held by Azimuth Corporation and Cadmus Corporation and issue new warrants entitling the holders to purchase an aggregate 3,500,000 shares of common stock. The number of shares beneficially held by Mr. Milley includes the shares issuable under these warrants. (See Item 12 below for additional details concerning this transaction.) Of the shares shown, an aggregate 4,028,896 held by Mr. Milley, Cadmus Corporation, Winchester National, Inc. and Milley Management, Inc. have been pledged to ELXSI Corp.

(5)	Includes warrants to purchase 500,000 shares that are exercisable within 60 days.

(6)	Includes (i) 307,692 shares beneficially owned by Muriel Renner LLC, received from the Company in lieu of cash payment for legal services rendered by the firm, of which 138,462 shares are held for the benefit of Mr. Renner; (ii) 575,000 shares received by Mr. Renner directly from the Company for his proportionate share of fees owed to Muriel Renner; (iii) 250,000 shares received as severance; and (iv) 38,514 shares received in lieu of cash salary. Also includes 500,000 shares subject to warrants granted by the Company to Mr. Renner . Such warrants will become exercisable upon approval by the Company’s stockholders of an increase in the number of authorized shares of common stock at the Company’s annual meeting of stockholders currently scheduled to be held on June 21, 2007; such approval is assumed for the purpose of this table. If shareholder approval is not obtained, such warrants will remain unexercisable and outstanding until the conditions to vesting are satisfied.

(7)	Includes: (i) an aggregate 1,600,002 shares held in trust for Dr. Weissberg’s minor children (533,334 shares held in each of three trusts), for which Dr. Weissberg acts as trustee; and (ii) warrants to purchase 4,000,000 shares. Such warrants will become exercisable upon approval by the Company’s stockholders of an increase in the number of authorized shares of common stock at the Company’s annual meeting of stockholders currently scheduled to be held on June 21, 2007; such approval is assumed for the purpose of this table. If shareholder approval is not obtained, such warrants will remain unexercisable until the conditions to vesting are satisfied.

Series E Stock — All Holders

The following table sets forth, as of April 25, 2007, certain information with respect to (i) any person (including any group) who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Series E Stock, (ii) each director, nominee, or Named Executive Officer who owns Series E Stock, and (iii) executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Beneficial Ownership	Of Class

Kevin F. Flynn June 1992 Non-Exempt Trust(2)	6,667	29.9%
120 South LaSalle Street
Chicago, IL 60602
Rolf Lagerquist(3)	2,000	9.0%
4522 CO Road 21 NE
Elgin, MN 55932
Robert L. & Loise Cecchini TTEES(4)	2,000	9.0%
3 Winterberry Lane
North Reading, MA 01864
All current directors and executive officers as a group (5 persons)	0	*

*	Less than one percent of the Series E Stock outstanding.

(1)	No director, nominee or Named Executive Officer of the Company owns any shares of any series of preferred stock of the Company.

(2)	Converts into 279,735 shares of common stock, including shares issuable upon payment of cumulative dividends.

(3)	Converts into 83,916 shares of common stock, including shares issuable upon payment of cumulative dividends.

(4)	Converts into 83,916 shares of common stock, including shares issuable upon payment of cumulative dividends.

For information on the securities authorized for issuance under the Company’s equity compensation plans, and for information on the plans themselves, please see the information included in Item 5 of this Form 10-KSB/A and Note 9 — Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements.

Item 12.	Certain Relationships, Related Transactions and Director Independence

The following section sets forth information regarding transactions or proposed transactions since January 1, 2006 between the Company and certain related persons. For information on the compensation received by current and former directors and officers of the Company during the 2006 fiscal year, and the beneficial ownership of equity securities of the Company of such individuals, see the “Compensation” and “Security Ownership of Certain Beneficial Owners and Management” sections above under Items 10 and 11, respectively.

David J. Weissberg, M.D., former CEO and Director, and Lantana Small Capital Growth, LLC

In September 2005, Lantana Small Capital Growth, LLC (“Lantana”), of which Dr. David J. Weissberg, the Company’s former Chief Executive Officer and director, is the managing partner, purchased 1,600,000 shares of common stock of the Company and converted a Bridge II Convertible Promissory Note into 5,690,000 shares of common stock of the Company. In February 2007, Lantana exercised warrants to purchase an aggregate 329,750 shares of common stock at prices ranging from $.10 to $.17 per share and Dr. Weissberg exercised warrants to purchase 400,000 shares of common stock at the same time.

John H. Abeles, M.D., director, and Northlea Partners, Ltd.

In May 2004, the Company issued a $25,000 Bridge III Convertible Promissory Note to Northlea Partners, of which Dr. Abeles is General Partner, in exchange for $25,000 cash. The terms of the notes were identical to other Bridge III Convertible Promissory Notes issued by the Company. At that time, the Company also issued warrants to purchase 6,250 shares of common stock to Northlea Partners with the same terms as other participants in the Bridge III offering. In 2006, Northlea Partners converted all notes issued to it by the Company, including the Bridge III and prior bridge financing notes in the aggregate principal amount of $70,000, plus unpaid interest, into 900,188 shares of common stock. Also in 2006, Northlea Partners converted 7,665 shares of Series E Stock, plus cumulative unpaid dividends of $75,995, into 305,772 shares of common stock. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner.

Alexander Milley, director, and affiliated entities

In July 2003, Azimuth Corporation (“Azimuth”), of which Mr. Milley is President and Chairman of the Board of Directors, and Cadmus Corporation (“Cadmus”), of which Mr. Milley is President and a director, agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which entitled the holders to purchase a total of 3,125,000 shares of common stock at various exercise prices between $0.01 and $1.25 per share. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required CytoCore to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 1,500,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company’s issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties’ agreement to cancel these warrants, including certain anti-dilution clauses, and the forgiveness of approximately $100,000 owed to Azimuth and Cadmus, CytoCore agreed to issue new five-year warrants entitling the holders to purchase an aggregate 6,500,000 shares of common stock at an exercise price of $0.30 per share. The documents relating to this agreement were executed in the first quarter of 2005. In 2006, the parties again agreed to amend the warrants, reducing the number of shares that could be purchased upon exercise to an aggregate 3,500,000 shares and reducing the exercise price to $.10 per share. Also during 2006, Mr. Milley, Azimuth, Cadmus, Milley Management, Inc. and Winchester National, Inc. converted a total of 119,460 shares of the Company’s Series E Stock and cumulative unpaid dividends of $1,477,986 into 4,763,484 shares of common stock, of which Mr. Milley directly owns 648,346 shares.

Robert F. McCullough, Chief Financial Officer and director, and Summitcrest Capital LP

Summitcrest Capital LP (“Summitcrest”), of which Mr. McCullough is the President of its general partner (Summitcrest Capital Inc.), purchased 2,157,500 shares of common stock of the Company during 2005. In 2006, Summitcrest purchased an additional 1,875,000 shares of common stock.

Edward G. Renner, former Vice President of Legal and Regulatory Affairs, and Muriel Renner LLC

Prior to joining the Company, Mr. Renner was employed by the law firm of Muriel Renner LLC (“Muriel Renner”). The Company engaged Muriel Renner to act as litigation counsel in several matters and in 2006 paid the firm for work performed on its behalf approximately $237,000 and issued 307,692 shares of common stock in lieu of cash payment.

Mr. Renner, as a partner and owner of Muriel Renner, was entitled to his proportionate share of the fees paid to Muriel Renner in cash and shares of common stock issued in lieu of cash payment. The Company also issued 575,000 shares of common stock directly to Mr. Renner in lieu of cash for his portion of the remaining balance of fees owed to the firm for work performed on behalf of the Company. In April 2006, the Company hired Mr. Renner as in-house counsel. Mr. Renner resigned from the Company in October 2006 and Muriel Renner no longer represents the Company.

Director Independence

As noted above, our Board of Directors consists of Dr. Augusto Ocana, Robert F. McCullough, Jr., Clinton H. Severson, John H. Abeles, M.D. and Alexander M. Milley. Each member of the Board, which includes all nominees, is “independent” as set forth in Rule 4200(a)(15) of the listing standards of the NASD, except for Dr. Ocana and Mr. McCullough, both of whom are executive officers of the Company; Dr. Weissberg, a former director and executive officer, also was not independent given his employment by the Company. The Company does not utilize any other definition or criteria for determining the independence of a director, and no other transactions, relationships, or other arrangements exist to the Board’s knowledge or were considered by the Board, other than as may be discussed herein, in determining any director’s independence. For information on Board committees, please see “Board of Directors and Committee Information” under Item 9 above.

Item 13.	Exhibits

(*) Denotes an exhibit filed herewith.

(+) Denotes a management contract or compensatory plan, contract or arrangement.

Exhibit No.	Description

2.1	Stock and Membership Interest Exchange Agreement dated as of December 4, 1998 among Bell National Corporation, InPath, LLC and the InPath Members (as such term is defined therein). (Incorporated herein by reference to Appendix A to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999 (the “1999 Proxy Statement”).)
2.2	Agreement and Plan of Merger of Bell National Corporation and Ampersand Medical Corporation. (Incorporated herein by reference to Appendix C to 1999 Proxy Statement.)
2.3	Agreement and Plan of Merger by and among AccuMed International, Inc., AccuMed Acquisition Corp. and Ampersand Medical Corporation, dated as of February 7, 2001, and Amendment No. 1 thereto. (Incorporated herein by reference to Appendix I to Registration Statement (as amended) on Form S-4, No. 333-61666, as filed on May 25, 2001 (the “May 2001 S-2”).)
3.1	Certificate of Incorporation of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 26, 2001.)
3.2	By-laws of Ampersand Medical Corporation. (Incorporated herein by reference to Appendix E to the 1999 Proxy Statement.)
3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.5 to the Ampersand Medical Corporation Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2000, as filed on March 29, 2001 (the “2000 10-K”).)
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.6 to the 2000 10-K.)
3.5	Section 6 of Article VII of the By-laws of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Exhibit 3.3 to the May 2001 S-2.)
3.6	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-2 (as amended), File No. 333-83578, as filed on February 28, 2002 (the “February 2002 S-2”).)
3.7	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.5 to the February 2002 S-2.)

Exhibit No.	Description

3.8	Certificate of Amendment of Amended Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.6 to the February 2002 S-2.)
3.9	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.7 to the February 2002 S-2.)
3.10	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.8 to the February 2002 S-2.)
3.11	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 5, 2004. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2004, as filed on August 16, 2004 (the “2004 2Q 10-QSB”).)
3.12	Certificate of Amendment to Certificate of Incorporation, as filed on June 22, 2006. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the Quarter end June 30,2006, as filed on August 21, 2006)
4.2	Common Stock Purchase Warrant issued to Holleb & Coff on July 4, 1999 representing the right to purchase 250,000 shares of Common Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.3 to the Ampersand Medical Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 31, 2000 (the “1999 10-K”).)
4.10	Common Stock Purchase Warrant issued to Monsun AS on April 1, 2002 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.31 to the June 2002 S-2.)
4.12	Form of Common Stock Purchase Warrant issued in connection with certain Bridge I financing in June 2002. (Incorporated herein by reference to Exhibit 4.33 to the June 2002 S-2.)
4.13	Common Stock Purchase Warrant issued to Richard A. Domanik, M.D, with an issue date of May 31, 2002, representing the right to purchase 51,493 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.34 to the Registration Statement on Form S-2, File No. 333-100150, as filed on September 27, 2002 (the “September 2002 S-2”).)
4.14	Amendment No. 1, dated August 19, 2002, to the Common Stock Purchase Warrant issued in connection with certain Bridge I financing. (Incorporated herein by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on July 21, 2003 (the “2002 10-K”).)
4.15	Form of Common Stock Purchase Warrant to be issued in connection with certain Bridge II Financing beginning in October 2002. (Incorporated herein by reference to Exhibit 4.37 to the 2002 10-K.)
4.16	Common Stock Purchase Warrant issued to Qwestar Resources on November 1, 2002 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.38 to the 2002 10-K.)
4.17	Common Stock Purchase Warrant issued to Suzanne M. Gombrich on April 2, 2003 representing the right to purchase 1,000,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.39 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed on August 13, 2003 (the “2003 2Q 10-QSB”).)
4.18	Common Stock Purchase Warrant issued to Dan Burns on August 20, 2003 representing the right to purchase 1,100,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.40 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed on November 19, 2003 (the “2003 3Q 10-QSB”).)
4.19	Common Stock Purchase Warrant issued to Dan Burns on September 16, 2003 representing the right to purchase 935,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.41 to the 2003 3Q 10-QSB.)
4.20	Common Stock Purchase Warrant issued to David Weissberg on September 16, 2003 representing the right to purchase 400,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.42 to the 2003 3Q 10-QSB.)
4.21	Common Stock Purchase Warrant issued to Reid Jilek on September 2, 2003 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.43 to the 2003 3Q 10-QSB.)

Exhibit No.	Description

4.22	Common Stock Purchase Warrant issued to Dan Burns on March 19, 2004 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed on May 18, 2004 (the “2004 1Q 10-QSB”).)
4.23	Common Stock Purchase Warrant issued to Dan Burns on March 4, 2004 representing the right to purchase 67,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 1Q 10-QSB.)
4.24	Common Stock Purchase Warrant issued to Dan Burns on May 5, 2004 representing the right to purchase 500,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2004, as filed on August 16, 2004 (the “2004 2Q 10-QSB”).)
4.25	Common Stock Purchase Warrant issued to Dan Burns on June 4, 2004 representing the right to purchase 530,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 2Q 10-QSB.)
4.26	Common Stock Purchase Warrant issued to Don Hancock on June 4, 2004 representing the right to purchase 250,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.3 to the 2004 2Q 10-QSB.)
4.27	Form of common stock purchase warrant issued to private placement agents on June 15, 2004 representing the right to purchase an aggregate 681,625 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.4 to the 2004 2Q 10-QSB.)
4.28	Form of common stock purchase warrant issued to vendors as part of restructuring settlements during the quarter ended June 30, 2004 representing the right to purchase an aggregate 483,984 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.5 to the 2004 2Q 10-QSB.)
4.30	Common Stock Purchase Warrant issued to Ken Sgro on September 15, 2004 representing the right to purchase 192,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the 2004 3Q 10-QSB.)
4.32	Common Stock Purchase Warrant issued to Jorge Leon, Ph.D., on September 15, 2004 representing the right to purchase 25,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.4 to the 2004 3Q 10-QSB.)
4.33	Common Stock Purchase Warrant issued to Jan L. Dorfman on September 15, 2004 representing the right to purchase 20,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.5 to the 2004 3Q 10-QSB.)
4.34	Common Stock Purchase Warrant with an issue date of July 18, 2003 in favor of Azimuth Corporation representing the right to purchase 2,875,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on April 14, 2005 (the “2004 10-K”).)
4.35	Common Stock Purchase Warrant with an issue date of July 18, 2003 in favor of Cadmus Corporation representing the right to purchase 3,625,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.40 to the 2004 10-K.)
4.36	Common Stock Purchase Warrant issued to Michael Pasini on February 15, 2005 representing the right to purchase 200,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed on August 16, 2005.)
4.37	Common Stock Purchase Warrant issued to Dan Burns on May 2, 2005 representing the right to purchase 556,500 shares of common stock. (Incorporated herein by reference to Exhibit 4.1 to Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as filed on May 20, 2005.)
4.38	Form of subscription agreement to purchase common stock of the Company at $0.025 per share.
4.39	Form of common stock purchase warrant issued as part of 2005 financings representing the right to purchase shares of common stock of the Company at $0.10 per share

Exhibit No.		Description

4.40		Common Stock Purchase Warrant issued to Reid Jilek on March 1, 2006 representing the right to purchase 1,000,000 shares of common stock.
4.41		Common Stock Purchase Warrant issued to Eric Gombrich on March 1, 2006 representing the right to purchase 300,000 shares of common stock.
4.42		Form of common stock purchase warrant issued as part of 2006 financings representing the right to purchase shares of common stock of the Company at $0.18 per share
4.43		Form of subscription agreement used to purchase common stock of the Company during 2006.
10	.2+	1999 Equity Incentive Plan established as of June 1, 1999, as amended. (Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed on July 1, 2004.)
10	.3+	1999 Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix G to the 1999 Proxy Statement.)
10.4		$500,000 Convertible Promissory Note issued to Monsun, AS on November 1, 2000. (Incorporated herein by reference to Exhibit 10.23 to the 2000 10-K.)
10.5		Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C, dated May 18, 2000, pertaining to premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610. (Incorporated by reference to Exhibit 10.32 to the 2000 10-K.)
10.6		First Amendment to Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C., dated February 13, 2001, pertaining to additional premises at 414 N. Orleans, Suite 503, Chicago, Illinois 60610 and extending the term of the original lease until February 28, 2006. (Incorporated by reference to Exhibit 10.33 to the 2000 10-K.)
10.7		$25,000 Promissory Note issued to Northlea Partners, Ltd. on August 6, 2001. (Incorporated herein by reference to Exhibit 10.41 to the August 2001 S-4.)
10.8		Form of Convertible Promissory Note issued in connection with certain Bridge I financing beginning in March 2002. (Incorporated herein by reference to Exhibit 10.42 to the 2002 10-K.)
10.9		Amendment No. 1 to Convertible Promissory Note issued in connection with certain Bridge I financing dated August 20, 2003. (Incorporated herein by reference to Exhibit 10.43 to the 2002 10-K.)
10.10		Form of Bridge II Convertible Promissory Note Indenture, including Form of Convertible Promissory Note, Form of Security Agreement, Form of Collateral Sharing Agreement, and Form of Warrant issued in connection with certain Bridge II Financing beginning in October 2002. (Incorporated herein by reference to Exhibit 10.44 to the 2002 10-K.)
10.12		Amendment No. 1 to the 12% Convertible Secured Promissory Note issued in connection with certain Bridge II financing in October 2002. (Incorporated herein by reference to Exhibit 10.47 to the 2003 3Q 10-QSB.)
10.13		Amendment No. 1 dated July 31, 2003 to the Indenture dated October 1, 2002 issued in connection with certain Bridge II financing in October 2002 (Incorporated herein by reference to Exhibit 10.48 to the 2003 3Q 10-QSB.)
10.15		Proposal for consulting agreement with Reid Jilek. (Incorporated herein by reference to Exhibit 10.50 to the 2003 3Q 10-QSB.)
10.16		Form of Subscription Agreement for Bridge III $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.47 to the 2003 10-KSB.)
10.17		Form of Note for Bridge III $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.48 to the 2003 10-KSB.)
10.18		Form Registration Rights Agreement issued in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.49 to the 2003 10-KSB.)
10.19		Form of General Security Agreement by the Company in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.50 to the 2003 10-KSB.)
10.20		Form of Warrant issued in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.51 to the 2003 10-KSB.)

Exhibit No.		Description

10.21		Form of Subscription Agreement for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.3 to the 2004 1Q 10-QSB.)
10.22		Form of Note for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.4 to the 2004 1Q 10-QSB.)
10.23		Form of General Security Agreement for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.5 to the 2004 1Q 10-QSB.)
10.24		Form of Registration Rights Agreement for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.6 to the 2004 1Q 10-QSB.)
10.25		Form of Subscription Agreement for the Company’s August 2004 common stock offering. (Incorporated herein by reference to Exhibit 4.6 to the 2004 3Q 10-QSB.)
10.26		Settlement Agreement, effective as of October 14, 2004, by and among the Company, AccuMed and MonoGen, Inc. and accompanying License Agreement, made as of October 14, 2004, by and between MonoGen, Inc., the Company and AccuMed. (Incorporated herein by reference to Exhibit 4.8 to the Company’s Form 10-QSB/A for the quarter ended September 30, 2004, as filed on November 17, 2004.)
10.27		Form of Subscription Agreement for the Company’s common stock offering beginning in December 2004. (Incorporated herein by reference to Exhibit 10.28 to the 2004 10-K.)
10.28		General Release and Settlement Agreement, effective as of July 18, 2003, by and among the Company, Azimuth Corporation and Cadmus Corporation. (Incorporated herein by reference to Exhibit 10.29 to the 2004 10-K.)
10.29		Agreement, made as of December 31, 2004, between British Columbia Cancer Agency Branch and the Company, AccuMed and Oncometrics. (Incorporated herein by reference to Exhibit 10.30 to the 2004 10-K.)
10.30		Settlement Agreement, entered into as of December 2004, by and between Bruce Patterson and Invirion, Inc. and the Company. (Incorporated herein by reference to Exhibit 10.31 to the 2004 10-K.)
10.31		Lease proposal letter agreement, dated September 22, 2004 from Spectrum Real Estate Services to the Company pertaining to the lease of premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610 to be effective as third amendment to original lease. (Incorporated herein by reference to Exhibit 10.32 to the 2004 10-K.)
10.32		Strategic alliance agreement entered into by the Company in November 2004. (Incorporated herein by reference to Exhibit 10.33 to the 2004 10-K.)
10.33		Settlement Agreement and Mutual Release effective June 7, 2005, by and between the Cleveland Clinic Foundation and the Company. (Incorporated herein by reference to Exhibit 10.1 to the 2005 3Q 10-QSB.)
10.34		General Release and Confidentiality Agreement, entered into October 2005, by and between Eric Gombrich and the Company. (Incorporated herein by reference to Exhibit 10.2 to the 2005 3Q 10-QSB.)
10.35		Settlement Agreement and Mutual Release, entered into October 2005, by and among the Lash Group Inc., Peter Gombrich and the Company. (Incorporated herein by reference to Exhibit 10.3 to the 2005 3Q 10-QSB.)
10.36		Clinical Study Agreement, entered into January 2006, between University Hospitals of Cleveland and the Company.
10.37		Separation Agreement, entered into December 31, 2005, between Denis M. O’Donnell, M.D. and the Company.
10.38		Consulting Agreement, dated January 27, 2006 and effective March 1, 2006, by and between the Company and GSG Enterprises LLC (Incorporated herein by reference to Exhibit 10.1 to the 2006 3Q 10-QSB/A.)
10	.39+*	Employment agreement dated November 15, 2006 between Augusto Ocana and the Company.
10	.40+*	Employment agreement dated November 20, 2006 between Robert McCullough and the Company.
10	.41*	Consulting agreement dated November 20, 2006 between Future Wave Management and the Company.

Exhibit No.		Description

10	.42*	Consulting agreement dated November 20, 2006 between EBM, Inc. and the Company.
10	.43+*	Common Stock Purchase Warrant dated December 1, 2006 issued to Augusto Ocana representing the right to purchase 500,000 shares of common stock
10	.44+	Common Stock Purchase Warrant dated September 28, 2006 issued to David Weissburg representing the right to purchase 4,000,000 shares of common stock
10	.45+*	Common Stock Purchase Warrant dated September 28, 2006 issued to Robert Mccullough Jr. representing the right to purchase 4,000,000 shares of common stock
10	.46+*	Common Stock Purchase Warrant dated September 28, 2006 issued to Alexander Milley. representing the right to purchase 625,000 shares of common stock
10	.47+*	Common Stock Purchase Warrant dated September 28, 2006 issued to John Ables. representing the right to purchase 625,000 shares of common stock
14		Code of Ethics and Business Conduct of Officers, Directors and Employees of CytoCore, Inc. (Incorporated herein by reference to Exhibit 99.1 to the 2003 10-KSB.)
21*		Subsidiaries of the Company
23	.1*	Consent of Amper, Politziner & Mattia P.C.
23	.2*	Consent of Altschuler, Melvoin and Glasser LLP
31	.1*	Certification of the Chief Executive Officer of CytoCore, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer of CytoCore, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer of CytoCore, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer of CytoCore, Inc., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Amper, Politziner & Mattia PC (“Amper”) has served as the Company’s independent registered public accounting firm since May 2006. Altschuler, Melvoin and Glasser LLP (“AMG”) served as the Company’s independent registered public accounting firm from April 2003 until its resignation on May 10, 2006. AMG had a relationship with American Express Tax and Business Services, Inc. (“TBS”) from which it leased auditing staff who were full-time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AMG had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AMG. Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. (“RSM”) and AMG’s relationship with TBS was replaced with a similar relationship with RSM. AMG managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination.

Fees

Audit Fees.  The aggregate fees billed for fiscal years 2006 and 2005 for professional services rendered by Amper for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $235,000 and $0, respectively.

The aggregate fees billed for fiscal years 2006 and 2005 for professional services rendered by AMG for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $6,000 and $164,000, respectively.

Audit-Related Fees.  Neither Amper nor AMG performed any assurance and related services that were reasonably related to the performance of the independent registered public accounting firm’s audit or review of the Company’s financial statements for fiscal years 2006 and 2005.

Tax Fees.  The Company did not incur or pay any fees for professional services rendered for tax compliance, tax advice and tax planning in either of its two most recent fiscal years.

All Other Fees.  Neither Amper nor AMG performed any services other than those described above for the Company for fiscal years 2006 and 2005.

Pre-Approval Policies

As required by applicable law, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent registered public accounting firm. In connection with such responsibilities, the Audit Committee is required, and it is the Audit Committee’s policy, to pre-approve the audit and permissible non-audit services (both the type and amount) performed by the Company’s independent registered public accounting firm in order to ensure that the provision of such services does not impair the firm’s independence, in appearance or fact.

The Audit Committee pre-approved all audit and permissible non-audit services provided to the Company by the independent registered public accounting firm during fiscal 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOCORE, INC.

By:	/s/ Augusto Ocana
Augusto Ocana
Chief Executive Officer

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.
Chief Financial Officer

Date: April 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Augusto Ocana Augusto Ocana	Chief Executive Officer (Principal Executive Officer and Director)	April 27, 2007

/s/ Robert McCullough, Jr. Robert McCullough, Jr.	Chief Financial Officer (Principal Accounting Officer and Director)	April 27, 2007

/s/ Alexander M. Milley Alexander M. Milley	Director	April 27, 2007

/s/ John Abeles John Abeles	Director	April 27, 2007

/s/ Clint Severson Clint Severson	Director	April 27, 2007

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

We have audited the accompanying consolidated balance sheet of CytoCore, Inc. (formerly Molecular Diagnostics, Inc.) and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/  ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
April 13, 2006

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands,
	except per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$874	$—
Accounts receivables	24	38
Inventories	—	26
Prepaid expenses and other current assets	122	73

Total current assets	1,020	137
Fixed Assets, net	242	233
Licenses, patents, and technology, net of amortization	20	20

Total assets	$1,282	$390

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Checks issued in excess of amounts on deposit	$—	$5
Accounts payable	1,434	3,714
Accrued payroll costs	421	643
Accrued expenses	1,825	2,292
Deferred revenue	25	25
Due to stockholder	—	37
Lease obligation	—	96
Notes payable — related parties	—	70
Notes payable	425	3,557

Total current liabilities	4,130	10,439

Long-term liabilities
Convertible securities	567	—
Stockholders’ Deficit:
Preferred stock; $0.001 par value; shares authorized 10,000,000; 574,642 and 1,102,192 shares issued and outstanding at December 31, 2006 and 2005, respectively (Liquidation value of all classes of preferred stock of $5,005 at December 31, 2006)	2,920	7,716
Common stock, $0.001 par value; 375,000,000 shares authorized; 312,429,579 and 154,665,084 shares issued and 312,237,491 and 154,472,996 shares outstanding at December 31, 2006 and 2005, respectively	312	155
Additional paid-in capital	70,925	52,386
Treasury stock at cost; 192,088 shares at December 31, 2006 and 2005	(327)	(327)
Accumulated deficit	(77,170)	(69,911)
Accumulated comprehensive loss — Cumulative translation adjustment	(75)	(68)

Total stockholders’ deficit	(3,415)	(10,049)

Total liabilities and stockholders’ deficit	$1,282	$390

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
	(Dollars in thousands,
	except per share amounts)

Net Sales	$94	$117
Operating expenses:
Cost of revenues (includes impairment charge of property assets of $169, net of settlement of trade debt of $176 for the year ended December 31, 2006)	19	21
Research and development (net of settlement of trade debt of $342 and $274 for the year ended December 31, 2006 and 2005, respectively)	854	(100)
Selling, general and administrative expenses (net of settlement of trade debt of $994 and $255 for the year ended December 31, 2006 and 2005, respectively)	3,967	1,346

Total costs and expenses	4,840	1,267

Operating loss	(4,746)	(1,150)

Other income (expense):
Interest expense — related party	(14)	(9)
Interest expense (net of interest settlement of $70 and $0 for the year ended December 31, 2006 and 2005, respectively)	(1,818)	(3,167)
Interest income	12	—

Total other income (expense)	(1,820)	(3,176)

Loss from operations before income taxes	(6,566)	(4,326)
Income taxes	—	—

Net loss	(6,566)	(4,326)
Preferred stock dividends	(693)	(20)

Net loss applicable to common stockholders	$(7,259)	$(4,346)

Basic and fully diluted net loss per common share	$(.03)	$(.04)

Weighted average number of common shares outstanding	241,431,458	110,037,893

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Operating Activities:
Net loss	$(6,566)	$(4,326)
Amortization of debt discount	173	2,673
Depreciation and amortization	41	117
Amortization of fees	—	80
Non-cash interest related to warrant modification	100	—
Loss on sale of fixed assets	—	3
Impairment charge of property asset	169	—
Non-cash interest on beneficial note conversion settled in stock	1,321	—
Stock and warrants issued for legal settlements	210	421
Stock and warrants issued to non-employees for services	832	58
Non-cash compensation expense	1,270	—
Gain on settlements of trade indebtedness	(1,581)	—
Stock returned for settlement	—	(47)
Changes in assets and liabilities:
Accounts receivable	14	(8)
Inventories	26	21
Due from stockholder	—	(1)
Prepaid expenses and other current assets	(50)	(58)
Checks issued in excess of amounts on deposit	(5)	5
Accounts payable	(745)	(713)
Lease obligation	(14)	(13)
Accrued expenses	(447)	425

Net cash used for operating activities	(5,252)	(1,363)

Cash used in investing activities:
Capital purchases	(219)	(27)

Net cash used for investing activities	(219)	(27)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,362	1,483
Financing costs in connection with private placement of stock	(79)	—
Payments of notes payable	(1,185)	(104)
Proceeds from exercise of warrants	247	—

Net cash provided by financing activities	6,345	1,379

Net increase/(decrease) in cash and cash equivalents	874	(11)
Cash and cash equivalents at beginning of year	—	11

Cash and cash equivalents at end of year	$874	$—

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$319	$3
Non-cash transaction during the year for:
Preferred stock and cumulative dividends converted into common stock	$5,489	$71
Convertible promissory notes and accrued interest converted into common stock	$2,370	$4,494
Settlement of trade debt with stock	$321	$—

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
	(Dollars in thousands)

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT — (Continued)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
	(Dollars in thousands)

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

CCI is primarily focused on quick, accurate, and inexpensive screening tests for endometrial and uterine cancers using the Company’s next generation fully- integrated workstation-s, the Automated Image Proteomic Systems or AIPStm. This specialized computer-guided Image Recognition Microscope System combined with the new P2X7 genetic marker will be used to identify precancerous cells.

The Company hopes to integrate the next generation AIPStm system into the InPath System, an image analysis instrument, which will be used for various cancer-screening tests. As a result, the Company has discontinued production and sales of the AcCell Savanttm System

Liquidity

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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

Note 5.	Accrued Expenses

Accrued expenses include the following at December 31:

	2006	2005

Accrued interest	$478	$898
Accrued interest — related party	—	34
Accrued settlement costs	438	438
Accrued taxes (see Note 11)	589	589
Accrued Compensation	180	—
Other accrued expenses	140	333

Total	$1,825	$2,292

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005 — (Continued)

Note 6.	Notes Payable — Related Parties

Notes payable to related parties at December 31 consist of:

	2006	2005

Northlea Partners, Ltd., $25,000 Promissory Note issued August 6, 2001; interest rate 15% per annum	$—	$25
Northlea Partners, Ltd., $15,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	—	15
Northlea Partners, Ltd., $15,000 Bridge II convertible promissory note issued May 1, 2003; interest rate 12% per annum (see description under Bridge II notes in Note 7-Notes Payable for other terms and conditions)	—	15
Northlea Partners, $25,000 Bridge III convertible promissory note issued May 21, 2004; interest rate 10% per annum (see description under Bridge III notes in Note 7- Notes Payable for other terms and conditions)	—	15

	$—	$70

The related party notes payable and accrued interest in the amount of approximately $120,000 were converted into an aggregate 900,188 shares of unregistered common stock during the quarter ended June 30, 2006. Northlea Partners is an affiliate of a board member of the Company.

Peter Gombrich Amounts Due.

Peter Gombrich, the Company’s former Chairman and CEO, was owed $37,000 as of December 31, 2005, for previous unsecured non-interest bearing advances to the Company, which was classified as the liability “Due to Stockholder” in the accompanying consolidated balance sheets. During 2006, the Company reclassified this liability to Accrued expenses. See the discussion in Note 12 — Legal Proceedings.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005 — (Continued)

Note 7.	Notes Payable

Notes payable to unrelated parties at December 31 consist of:

	2006	2005

Bridge I Convertible Promissory Notes; due December 31, 2002; interest rate 7% per annum; convertible into common stock at 75% of the market price on date of conversion; beneficial conversion feature valued at $1,042,000 at June 30, 2002; warrants at an exercise price of $0.25 per share; additional warrants at an exercise price of $0.20	$—	$500
Bridge II Convertible Promissory Notes; due July 31, 2004; interest rate 12% or 15% per annum; convertible into common stock at $0.10 or $0.15 per share; beneficial conversion feature valued at $1,777,000 and $330,000 at December 31, 2003 and 2002, respectively; warrants at an exercise price of $0.15 or $0.20 per share	50	1,285
Bridge III Convertible Promissory Notes; due December 31, 2008; interest rate 10% per annum; convertible into common stock at $0.10 per share; beneficial conversion feature valued at $1,604,000 at June 30, 2004; warrants at an exercise price of $0.15 per share	—	115
Monsun, AS, $500,000 Promissory Note issued November 1, 2000; due July 31, 2002; interest rate 20% per annum, compounded into principal amount; beneficial conversion feature valued at $125,000 at November 1, 2000	—	953
MonoGen, Inc., $305,000 Promissory Note issued October 14, 2004; interest at 14% per annum; first installment of $25,000 due November 1, 2004 with monthly principal and interest installments of $10,000 thereafter; due January 1, 2007	305	305
Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed	34	34
Ungaretti & Harris LLP, $211,368 Secured Promissory Note issued May 8, 2003; interest at 12% per annum; due September 30, 2003	—	51
Ernst & Young LLP, $30,800 Promissory Note issued July 17, 2003; interest at 12% per annum commencing January 1, 2003; due December 31, 2003	—	31
Western Economic Diversification, $221,000 Promissory Note issued June 1989; no interest; represents a debt of Oncometrics	—	247
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum.	15	15
Ventana Medical Systems, Inc., $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest at 8% per annum payable after December 31, 2003	21	21

	$425	$3,557

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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

Monsun.  On November 1, 2000, CCI issued a convertible promissory note to Monsun, AS (“Monsun”) in exchange for $500,000 in cash. The note bears interest at the rate of 20% per year and was originally due 12 months from the date of issue. The Company entered into several extensions during 2001 and 2002 and the final extension maturity date was July 31, 2002.The note is convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $1.00 per share.

In January 2003, Monsun initiated a legal action against Peter Gombrich, CCI’s then-Chairman, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. Monsun was successful in obtaining a legal judgment of approximately $675,000 related to the note balance and accrued interest against Mr. Gombrich as personal guarantor. In addition, Monsun was granted an award of approximately $438,000 for attorneys’ fees against Peter Gombrich as the personal guarantor. The award for legal fees has been recorded as an accrued expense. (See Note 5 — Accrued Expense) Those judgments remain unsatisfied. Monsun has not filed suit against the Company to recover any amounts due under the note or otherwise.

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

See Note 13 — Legal Proceedings for a description of the legal proceedings regarding or giving rise to some of the above notes.

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
DECEMBER 31, 2006 and 2005 — (Continued)

specified in each individual note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. Other than the MonoGen note payable, CCI has not received any written declarations of default from holders of its outstanding notes payable.

Note 8.	Stockholders’ Equity

Earnings (loss) per share

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years Ended
	December 31,
	2006	2005

Basic and Diluted:
Net loss applicable to common stockholder	$(7,259)	$(4,346)
Weighted average common shares outstanding	241,431,458	110,037,893
Net loss per common share	$(.03)	$(.04)

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

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005 — (Continued)

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share
Conversion Price:	$10.3034 per share
Conversion Rate:	0.4367 — Liquidation Value divided by Conversion Price ($4.50/$10.3034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	4.00 — Liquidation Value divided by Conversion Price ($4.00/$1.00)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing March 31, 2001
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2006 were $529,649

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$0.60 per share
Conversion Rate:	5.00 — Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2006 were $59,382

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	10.00 — Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2006 were $904,726

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005 — (Continued)

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$0.80 per share
Conversion Rate:	27.50 — Liquidation Value divided by Conversion Price ($22.00/$0.80)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10% — Quarterly — Commencing May 31, 2002
Conversion Period:	Any time
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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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

Issuance of Warrants as Payment for Employee Compensation

In September 2006, as described in Note 9, the Company issued to its executive officers warrants to purchase a total of 8,000,000 shares of restricted common stock at an exercise price of $0.1275 to $0.20 per share. These warrants vest at January 1, 2007.The Company also issued each independent director warrants to purchase 625,000 shares of common stock at $0.20 per share for a total of 1,250,000 shares of common stock. These warrants are immediately exercisable. CCI recorded total non-cash compensation expense in connection with these warrants of $1,094,600, based upon the fair value as determined using the Black-Scholes valuation model.

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
DECEMBER 31, 2006 and 2005 — (Continued)

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

Application of Black-Scholes Valuation Model

In applying the Black-Scholes valuation model, the Company used the following assumptions for the years ended December 31, 2006 and 2005:

	2006		2005

Expected volatility	84	% — 206%	277%
Expected term (years)	3 — 5		2.5 — 5
Risk-free interest rate	4.25	%-4.50%	4.61%
Expected dividend yield	0%		0%
Forfeiture rate	0%		0%
Resulting weighted average grant date fair value	$0.12		—

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

The fair value of each stock option and warrant award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the years ended December 31:

	2006		2005

Expected volatility	84	% — 206%	277%
Expected term (years)	3 — 5		2.5 — 5
Risk-free interest rate	4.25	%-4.50%	4.61%
Expected dividend yield	0%		0%
Forfeiture rate	0%		0%
Resulting weighted average grant date fair value	$0.12		—

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

For the Year Ended
December 31, 2005
(In thousands except
for per share amounts)

Net loss applicable to common shareholders as reported	$(4,326)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards and forfeitures, net of related taxes	(9)

Pro forma net loss applicable to common shareholders	$(4,335)

Basic loss and diluted per share applicable to common shareholders — as reported	$(.04)

Basic and diluted loss per share applicable to common shareholders — pro forma	$(.04)

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005 — (Continued)

A summary of the Company’s stock option activity and related information follows:

1999 Stock Option Plan

		Weighted		Weighted Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual Life
	Options	Price	Value	(Years)

Outstanding at December 31, 2004	4,947,727
Granted	—
Exercised	—
Forfeited	(943,736)	$1.9032

Outstanding at December 31, 2005	4,003,991	$0.4412	$0.00
Granted	—
Forfeited	(1,746,000)	$0.5662

Outstanding and exercisable at
December 31, 2006	2,257,991	$0.2767	$433,500	1.68

Warrants and options issued outside of the Plan for employee compensation

		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual Life
	Warrants	Price	Value	(Years)

Outstanding at December 31, 2004	—
Granted	—
Exercised	—
Forfeited	—

Outstanding at December 31, 2005	—
Granted	10,250,000	$0.17
Forfeited	—

Outstanding at December 31, 2006	10,250,000	$0.17	$323,100	3.86

Exercisable at December 31, 2006	2,250,000	$0.18	$71,000

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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
DECEMBER 31, 2006 and 2005 — (Continued)

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

During 2006, Alexander Milley, a director of the Company, Azimuth Corporation, Cadmus Corporation and other affiliates of Milley converted 119,460 shares of Series E Convertible Cumulative Preferred Stock and cumulative dividends totaling $1,477,986 into 4,763,484 shares of common stock. Also in 2006, the 6,500,000 warrants issued to Azimuth and Cadmus in February 2005 (see Note 8 — Stockholders Equity) were modified. The total warrants were reduced to 3,500,000 or 1,548,077 and 1,951,923 shares to Azimuth and Cadmus, respectively, at an exercise price of $0.10 per share. These warrants expire on July 18, 2008. This modification did not result in an increase in the fair value of the warrants; therefore no further charges were taken.

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