Form 10QSB
period 2007-03-31
CytoCore Inc
filed 2007-05-15
CIK 75439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
COMMON STOCK, $0.001 PAR VALUE, AT MAY 11, 2007: 342,837,021
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CYTOCORE, INC.
QUARTERLY REPORT ON FORM 10-QSB

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CYTOCORE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,228	$874
Accounts receivable	16	24
Prepaid expenses and other current assets	95	122

Total current assets	3,339	1,020
Fixed assets, net	429	242
Licenses, patents and technology, net of amortization	20	20

Total assets	$3,788	$1,282

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,228	$1,434
Accrued payroll costs	21	421
Accrued expenses	2,230	1,825
Deferred revenue	25	25
Notes payable	70	425

Total current liabilities	3,574	4,130

Long-term liabilities:
Convertible securities	553	567

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 440,735 and 574,642 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively (Liquidation value of all classes of preferred stock $3,217 at March 31, 2007)	1,832	2,920
Common stock, $0.001 par value; 375,000,000 shares authorized; 341,332,279 and 312,429,579 shares issued and 341,140,191 and 312,237,491 shares outstanding at March 31, 2007 and December 31, 2006, respectively	341	312
Additional paid-in-capital	77,833	70,925
Treasury stock: 192,088 shares at March 31, 2007 and December 31, 2006	(327)	(327)
Accumulated deficit	(79,943)	(77,170)
Accumulated comprehensive loss—
Cumulative translation adjustment	(75)	(75)

Total stockholders’ deficit	(339)	(3,415)

Total liabilities and stockholders’ deficit	$3,788	$1,282

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Net revenues	$22	$23

Operating expenses
Cost of revenues (includes impairment charge of property assets of $169 for the three months ended March 31, 2006)	—	169
Research and development (net of settlement of debt of $66 for the three months ended March 31, 2007)	396	66
Selling, general, and administrative	1,223	804

Total operating expenses	1,619	1,039

Operating loss	(1,597)	(1,016)

Other expense:
Interest expense –related party	—	(2)
Interest expense (net of interest settlement of $85 for the three months ended March 31, 2007)	(484)	(164)
Unrealized loss on convertible securities	(379)	—

Total other expense	(863)	(166)

Net loss	(2,460)	(1,182)

Preferred stock dividend	(313)	—

Net loss applicable to common stockholders	$(2,773)	$(1,182)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighed average number of common shares outstanding	319,534,267	163,798,692

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Operating Activities:
Net loss	$(2,460)	$(1,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	14
Depreciation and amortization	5	12
Impairment charge of property asset	—	169
Amortization of fees	—	11
Gain on settlements of trade indebtedness	(151)	—
Notes issued in payment of an expense	—	48
Warrant related expenses issued in settlement of debt	—	127
Unrealized loss on convertible securities	379	—
Stock and warrants issued to non-employees for services	256	—
Non-cash compensation expense	227	—
Non-cash interest related to warrant modification	566	—
Changes in assets and liabilities:
Accounts receivable	8	(23)
Prepaid expenses and other current assets	27	(62)
Accounts payable	(140)	(101)
Accrued expenses	91	(43)

Net cash used in operating activities	(1,192)	(1,030)

Investing activities:
Purchases of fixed assets	(192)	(1)

Net cash used in investing activities	(192)	(1)

Financing activities:
Checks issued in excess of amounts on deposit	—	92
Proceeds from issuance of common stock	2,190	952
Financing costs in connection with private placement of stock	(169)	—
Proceeds from exercise of warrants	2,022	—
Proceeds from exercise of options	50	—
Lease obligation	—	(13)
Payment of notes payable	(355)	—

Net cash provided by financing activities	3,738	1,031

Net increase in cash and cash equivalents	2,354	—

Cash and cash equivalents at the beginning of period	874	—

Cash and cash equivalents at end of period	$3,228	$—

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$48	$—
Non-cash transactions during the period for:
Convertible promissory notes and accrued interest converted into common stock	$—	$288
Preferred stock and cumulative dividends converted into common stock	$1,401	$—
Convertible securities	$394	$—
The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)
(Unaudited)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
January 1, 2007	574,642	$2,920	312,429,579	$312	192,088	$(327)	$70,925	$(77,170)	$(75)	$(3,415)
Comprehensive Loss:
Net loss		—		—		—	—	(2,460)	—	(2,460)
Foreign currency translation		—		—		—	—	—	—	—
Total net comprehensive loss		—		—		—	—	—	—	(2,460)
Series B preferred stock and cumulative dividends converted to common stock	(103,250)	(413)	655,482	1		—	511	(99)	—	—
Series E preferred stock and cumulative dividends converted to common stock	(30,657)	(675)	1,262,797	2		—	887	(214)	—	—
Sale of common stock, net of financing costs of $169,698		—	6,778,080	6		—	2,015	—	—	2,021
Exercise of warrants		—	19,930,025	20		—	2,002	—	—	2,022
Exercise of stock options		—	250,000	—		—	50	—	—	50
Common stock issued for services		—	26,316	—		—	6	—	—	6
Warrant conversion exercise price modification		—		—		—	566	—	—	566
Convertible securities in excess of authorized		—		—		—	394	—	—	394
Warrants issued for compensation		—		—		—	227	—	—	227
Warrants issued for services		—		—		—	250	—	—	250

March 31, 2007	440,735	$1,832	341,332,279	$341	192,088	$(327)	$77,833	$(79,943)	$(75)	$(339)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except per share amounts)
(Unaudited)
Note 1. Organization
     CytoCore, Inc. (“CCI” or the “Company”) was incorporated as Ampersand Medical Corporation in Delaware in December 1998 as the successor to Bell National Corporation (“Bell National”). Bell National was incorporated in California in 1958, and was the continuing legal entity following its acquisition of InPath, LLC, a development-stage company engaged in the design and development of medical instruments and related tests, in December 1998. Bell National then merged into the Company, which was then operating under the Ampersand name, in 1999.
     In September 2001, following the Company’s acquisition of AccuMed International, Inc. (“AccuMed”) via the merger of AccuMed into a wholly-owned subsidiary of CCI, the Company changed its corporate name to Molecular Diagnostics, Inc. in order to better represent its operations and products. The name change was effected through a merger with a separate wholly-owned subsidiary. The Company retained its Certificate of Incorporation in the merger, except as amended to reflect its new name, bylaws and capitalization. On June 16, 2006, the shareholders ratified a proposal to change the Company’s name from Molecular Diagnostics, Inc. to CytoCore, Inc., which change was effected in Delaware on June 22, 2006. Except where the context otherwise requires, “CCI,” the “Company,” “we” and “our” refers to CytoCore, Inc. and our subsidiaries and predecessors.
     CCI is a life sciences company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection and treatment of cancer. CCI is currently focused on the production and anticipated 2007 sales launch of its e2 Collector cervical collection device and the design and development of its screening systems for cervical, endometrial, and bladder precancerous and cancerous conditions through the InPath System. The InPath system utilizes the Company’s Automated Image Protcomic System or AIPS™ image analysis that provides for automated slide screening of the P2X7 genetic biomarker from cytological and histological specimens. The InPath System and its components are intended to screen for cancer and eventually treat cancer through the administration of a Food and Drug Administration approved-therapeutic agent from CCI’s drug delivery system. We believe the InPath System or its components may be used in a laboratory, clinic or doctor’s office.
     The Company hopes to integrate the next generation AIPS system into the InPath System to be used for various cancer-screening tests. As a result, the Company has discontinued production and sales of the AcCell Savant™ System.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon its raising additional capital. At March 31, 2007, the Company had $3.2 million in cash. In the first quarter of 2007, the Company raised $2.2 million through the sale of unregistered, restricted common stock and $2.1 million from the exercise of warrants and options to purchase common stock. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues it may be unable to fully resume its product development and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Basis of Presentation
     The consolidated financial statements for the periods ended March 31, 2007 and 2006 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007 or for any other period.

     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006, as filed with the SEC.
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
     Stock Based Compensation. We adopted SFAS No. 123R, “Share-Based Payments,” effective January 1, 2006, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. This expense is recognized over the remaining vesting periods of the awards.
     Net Loss Per Share. Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive common shares, under the treasury method. CCI’s calculation of diluted net loss per share as reported excludes potential common shares, as the effect would be anti-dilutive.
     Recently issued accounting pronouncements
     Accounting for Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The company adopted FIN 48 effective January 1, 2007. There was no impact to our financial condition or results of operations.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The future implementation of this statement is not expected to have a material impact on our financial condition or results of operations.
     Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are unable at this time to determine the effect, if any, that the adoption of SFAS No. 159 may have on our consolidated results of operations and financial condition.
Note 4. Fixed Assets
     Fixed assets consist of the following:

	March 31,	December 31,
	2007	2006
Furniture and fixtures	$124	$124
Laboratory equipment	595	595
Computer and communications equipment	331	331
Design and tooling	393	201
Leasehold improvements	28	28

	1,471	1,279
Less accumulated depreciation and amortization	(1,042)	(1,037)

Total	$429	$242

Note 5. Accrued Expenses
     Accrued expenses include the following:

	March 31,	December 31,
	2007	2006
Accrued interest	$346	$478
Accrued settlement costs	723	438
Accrued franchise and other taxes	712	589
Accrued compensation	180	180
Other accrued expenses	269	140

Total	$2,230	$1,825

Note 6. Notes Payable
     Notes payable to unrelated parties consist of:

	March 31,	December 31,
	2007	2006
Bridge II Convertible Promissory Note; due July 31, 2004; interest rate 15% per annum; convertible into common stock at $0.15 per share; with warrants at an exercise price of $0.20 per share. Principal and interest totaling $78,109 fully paid in March 2007	—	50
MonoGen, Inc. $305,000 Promissory Note issued October 14, 2004; interest rate 14% per annum; first installment of $25,000 due November 1, 2004 with monthly principal and interest installments of $10,000 thereafter; due January 1, 2007. Principal and interest totaling $325,000 paid in March 2007	—	305

	March 31,	December 31,
	2007	2006
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	15	15
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21
Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed	34	34

	$70	$425

     Defaults. The Company has failed to make principal and interest payments when due and is in breach of certain warranties and representations under certain of the notes included above. Such notes require the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. CCI has not received any written declarations of default from holders of its remaining outstanding notes payable.
Note 7. Stockholders’ Equity
Earnings (loss) per share
     A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	March 31,	March 31,
	2007	2006
Basic and Diluted:
Net loss applicable to common stockholder	($2,773)	($1,182)
Weighted average common shares outstanding	319,534,267	163,798,692
Net loss per common share	($0.01)	($0.01)

     Stock options and warrants in the amount of 36,654,721 and 36,862,102 shares, preferred stock convertible into 4,765,226 and 16,522,522 shares and convertible notes convertible into zero and 19,831,785 shares were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the periods ended March 31, 2007 and March 31, 2006, respectively
Preferred Stock
     A summary of the Company’s preferred stock is as follows:

	March 31,	December 31,
	2007	2006
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	82,655	82,655
Series B convertible, 10% cumulative dividend	122,486	225,736
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	22,261	52,918

Total Preferred Stock	440,735	574,642

     Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share
Conversion Price:	$10.3034 per share
Conversion Rate:	0.4367—Liquidation Value divided by Conversion Price ($4.50/$10.3034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	4.00—Liquidation Value divided by Conversion Price ($4.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2007 were $299,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$0.60 per share
Conversion Rate:	5.00—Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2007 were $62,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	10.00—Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2007 were $948,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$0.80 per share
Conversion Rate:	27.50—Liquidation Value divided by Conversion Price ($22.00/$0.80)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2007 were $268,000
     Conversion of Certain Preferred Shares for Common Shares
     During the three months ended March 31, 2007, holders of an aggregate 133,907 shares of preferred stock of CCI elected to convert such preferred shares and accrued dividends into an aggregate 1,918,279 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $313,145. Holders of 103,250 Series B Convertible Preferred shares converted such shares and accrued dividends into 655,482 unregistered shares of the Company’s common stock. Holders of 30,657 Series E Convertible Preferred shares converted such shares and accrued dividends into 1,262,797 unregistered shares of the Company’s common stock.
     Issuance of Common Shares for Cash
     During the quarter ended March 31, 2007, the Company offered shares of unregistered, restricted common stock to accredited investors in exchange for cash at between $0.18 and $0.33 per share. These investments are reflected in Additional Paid-In Capital until such time as such shares are actually issued by the Company’s transfer agent, and will thereafter be reflected in our common stock register and account. CCI received net proceeds of $2,021,000 for the issuance of 8,255,748 shares of unregistered, restricted common stock which is net of financing costs of $169,000. As of March 31, 2007, there were 1,477,668 shares not yet issued by the transfer agent.
     The Company received proceeds of $2,022,000 from the exercise of warrants for 20,183,557 shares of unregistered, restricted common stock. As of March 31, 2007, 625,628 of these shares had not yet been issued by the transfer agent. In connection with some of these warrant exercises, the Company reduced the exercise price from the original stated exercise price in order to induce the warrant holder to exercise and enable the Company to raise needed cash. Due to these modifications to the exercise prices, the Company recorded the fair value of these modifications at the time of each exercise, which resulted in an aggregate $566,000 which was recorded as additional interest expense since the modified warrants were originally issued primarily in connection with the various convertible notes of the Company. Included in these warrant exercises, are warrants exercised by CCI’s chief financial officer, who exercised 505,794 warrants to purchase common stock at a modified exercise price of $0.10 per share, resulting in a charge of $51,800 to interest expense.
     Holders of warrants to purchase an additional 680,812 shares of common stock exercised their warrants under a cashless exercise option. As a result, they received 372,095 shares of common stock.
     Also, the Company received proceeds of $50,000 from the exercise of stock options for 250,000 shares of unregistered, restricted common stock.
     Issuance of Stock and Warrants as Payment for Services
     The Company issued warrants to purchase an aggregate 734,762 shares of common stock at exercise prices of $0.13 to $0.35 per share to non-employee vendors for services performed. The warrants are for a term of three years and are exercisable immediately. CCI valued the warrants at $256,000 using the Black-Scholes valuation model and recorded the amount in selling, general and administrative expense for the three months ended March 31, 2007.
     CCI also issued 26,316 shares of restricted, unregistered common stock to a consultant as partial payment for services. The Company valued the common stock at $7,000 using the Black-Scholes valuation model and recorded the amount in selling, general and administrative expense for the three months ended March 31, 2007.
     Issuance of Warrants as Payment for Employee Compensation
     In the first quarter, as described in Note 8 below, the Company issued to its executive officers warrants to purchase a total of 750,000 shares of common stock at exercise prices of $0.20 and $0.26 per share. These warrants were issued for the attainment of certain goals as provided for in their employment agreements. CCI valued the warrants at $227,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense for the three months ended March 31, 2007. These warrants were modified during the period ending March 31, 2007 to change the exercise term from being exercisable immediately to becoming exercisable only upon the Company obtaining shareholder approval of an increase in the number of authorized shares of common stock. All other terms remain the same.
     During the quarter ended March 31, 2007, holders of warrants to purchase an aggregate 8,250,000 shares of common stock agreed to modify the exercise term from being exercisable immediately to becoming exercisable only upon the Company obtaining shareholder approval of an increase in the number of authorized shares of common stock. All other terms remain the same.
Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the three months ended March 31, 2007 and 2006:

	2007	2006
Expected volatility	120%	206%
Expected term (years)	1.5	3.5 – 5
Risk-free interest rate	4.25%	5.07%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.32	$0.12

Note 8. Equity Incentive Plan and Employee Stock Purchase Plan and other Share-Based Employee Payments
     The Company has shareholder-approved stock incentive plans for employees and directors. For the three months ended March 31, 2007, the Company did not grant any options. However, it did issue to its chief executive officer under the terms of his employment agreement warrants to purchase a total of 500,000 shares of common stock with an exercise price of $0.20 per share. The warrants have a term of three years and are exercisable if and when shareholders approve an increase in the number of authorized shares of common stock. CCI valued the warrants at $118,000 using the Black-Scholes valuation model. In addition, CCI issued its chief financial officer under the terms of his employment agreement warrants to purchase a total of 250,000 shares of common stock with an exercise price of $0.26 per share. The warrants have a term of three years and are exercisable if and when shareholders approve an increase in the number of authorized shares of common stock. CCI valued the warrants at $109,000 using the Black-Scholes valuation model. The Company recorded a total of $227,000 as non-cash compensation expense for the three months ended March 31, 2007in connection with these officer warrants. There were no options granted and no non-cash compensation expense for the three months ended March 31, 2006.
Note 9. Convertible Securities
     The Company had an aggregate amount of shares of common stock issued or issuable as well as instruments convertible or exercisable into common shares that exceeded the total authorized common shares the Company. As a result, under EITF 00-19, the Company is required to classify these instruments as liabilities and remeasure the convertible securities at each reporting period end based on fair value. The Company determines the fair value of the convertible securities based on the number of shares of common stock into which they are convertible and the current fair value of the common stock on the remeasurement date. Fair value of the common stock is determined based on actual amounts paid for a share of common stock in a transaction closest to the remeasurement date. The fair values of the common stock as of March 31, 2007 and December 31, 2006 were $0.50 and $0.30, respectively. The number of common shares into which the convertible securities are convertible was 1,105,513 and 1,891,768 as of March 31, 2007 and December 31, 2006, respectively. The decrease in the convertible securities that were in excess of authorized shares since December 31, 2006 of 786,233 shares were reclassified from the liability back to an equity instrument as of March 31, 2007 in the amount of $394,000. The Company recorded an unrealized loss of $379,000 for the three months ended March 31, 2007 related to these securities.
Note 10. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended on December 31, 2006, as filed with the SEC. The following cases were initiated, resolved or had material developments since the date of the Company’s Annual Report on Form 10-KSB/A.
Lawsuits
     Peter Gombrich. In April 2005, former CCI officer and director Peter Gombrich filed suit against CCI and CCI’s former Chief Executive Officer Denis M. O’Donnell, M.D. in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claimed that CCI breached a written employment contract and that it owed him in excess of $849,500. Mr. Gombrich also alleged a claim against CCI for contribution and indemnification regarding agreements he allegedly signed as a personal guarantor for certain alleged CCI obligations. CCI filed a motion to compel the case to arbitration, pursuant to the terms of the employment contract, and CCI’s motion was granted in August 2005. In late 2005, CCI filed its answer and affirmative defenses, and asserted numerous counterclaims against Mr. Gombrich. The arbitration hearing on the parties’ cross-claims concluded in October 2006 and an initial award was made in January 2007, which Mr. Gombrich appealed. The arbitrator issued a final decision in April 2007 following appeals, awarding Mr. Gombrich $538,413 for compensation plus $184,797 for attorney fees as they relate to the award. The Company has recorded the full liability for this award.
     The Regents of the University of California. In May 2004, The Regents of the University of California filed suit against CCI in the Superior Court of California, County of San Francisco (CGC-04-431944). The

University of California claimed that CCI breached an agreement to sponsor a research project for a period of one year. The complaint sought compensatory damages in the amount of $57,530 and additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against CCI in the amount of $132,827, which included court costs. In February 2007, CCI and the University of California agreed to a financial settlement of the default judgment. CCI tendered final payment totaling $66,413 in March 2007, and believes it has no further obligation.
     Attorney General of Illinois In the third quarter of 2006, The Attorney General of the State of Illinois brought an action in the Circuit Court of Cook County, Illinois (Case No. 2006-L-003353) against the Company with regard to the Company’s alleged failure to pay back wages in the amount of $282,833 to certain of CCI’s former employees. The Company believes that it has settled the former employees’ claims and has supplied the State with substantiation that all such back wages have been paid. As of May 9, 2007, the Circuit Court has dismissed all the claims except for one remaining claim amounting to approximately $10,000.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 under “Other Creditors; Wage and Related Claims.” The following matters were resolved or had material developments since the date of the Company’s Form 10-KSB/A.
     Other Creditors. During the first quarter of 2007, CCI continued its settlement of outstanding debt and accounts payable. Monogen, Inc., a noteholder, settled a total of $105,416 of accrued interest for payment of $20,000, in addition to the full principal payment on the note of $305,000. CCI believes it has no further obligation to this creditor.
     In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (“Note”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if the company’s payment of the loan installments to Dr. Jilek were not timely made. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Note to the Company. The case has been transferred to the Superior Court of San Diego. CCI believes the assigned ownership rights to 10% of Diamics are valid and enforceable. As such, the Company has not recorded any value for this ownership, pending the outcome of this litigation.
Note 11. Subsequent Events
     In April 2007 CCI received notice from the attorneys for NeoMed III, L.P. (“NeoMed”) the former holder of notes in the principal amount of $1,060,000 contending that payments made by CCI to NeoMed under such notes did not fully satisfy the Company’s obligations to NeoMed. CCI has responded that it has fully complied with its obligations and that CCI has no further obligation to NeoMed.
     In May 2007, the Company employed Mr. Richard Domanik Phd as its president. His responsibilities will include the CCI’s production and operations.
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

     These forward-looking statements are based on beliefs of our management as well as current expectations, projections and assumptions and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully in our most recent Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006, under the caption “Risk Factors”, and include: our ability to raise capital; our ability to settle litigation; our ability to retain key employees; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; new plant start-ups; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors.
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
Overview of CytoCore, Inc.
     CytoCore, Inc. (“CCI” or the “Company”) is a life sciences company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI is primarily focused on developing a quick, accurate and inexpensive screening test for endometrial and uterine cancers utilizing the Company’s AIPS™ system along with the new p2X7 genetic marker.
     Our strategy is to develop products through internal development processes, strategic partnerships and licenses. This strategy has required and will continue to require significant additional capital. As a result, we will continue to incur operating losses until we are able to successfully market some, or all, of our products.
     With the resumption of clinical operations and product development, the Company believes its Food and Drug Administration-approved product, the e2 Collector, will generate revenue in the future. Management expects that significant on-going operating expenditures, however, will be necessary to successfully implement the Company’s business plan to develop, manufacture and market its products. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing additional financing. During the first three months of 2007, CCI raised net proceeds of $2.0 million through the private sale of unregistered, restricted common stock, and $2.1 million from the exercise of warrants and stock options. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
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
     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB, as well as our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006.

Results of Operations
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-KSB/A for the year ended December 31, 2006 as filed with the SEC.
Three Months Ended March 31, 2007 as compared to Three Months Ended March 31, 2006
     Revenue
     Revenues for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 decreased approximately 4% from $23,000 to $22,000. This decrease was the result of a reduction in revenue from the licensing fees for our slide-based installed systems.
     Costs and Expenses
     Cost of Revenues
     There was no cost of revenues for the three months ended March 31, 2007. For the quarter ended March 31, 2006, cost of revenues consisted of a $169,000 impairment charge for property assets.
     Research and Development
     For the three months ended March 31, 2007, our research and development (“R&D”) expenses were $396,000 (net of settlements of debt totaling $66,000), a 500% increase over our R&D expenses of $66,000 during the same period in 2006. This increase is due to the expenses incurred for the ramp-up of clinical operations.
     Research and development expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at CCI’s Chicago office. Expenses include industrial design and engineering covering the disposable and instrument components of the InPath System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; and payroll-related costs for in-house engineering, scientific, laboratory, software development, and research management staff.
     Selling, General and Administrative
     For the three months ended March 31, 2007, selling, general and administrative expenses (“SG&A”) were $1,223,000, an increase of $419,000 or 52%, over SG&A expenses of $804,000 for the same period in 2006. Of this increase of $419,000, $346,000 was related to administrative salary expense and $158,000 for public and investor relations, partially offset by reductions in professional fees for legal and accounting services. Approximately $227,000 of the administrative salary expense increase resulted from non-cash compensation expense in connection with the issuance of warrants to officers, and $256,000 from the issuance of warrants for professional services.
     Other Expense
     Other expense increased by $697,000 or 420%, to $863,000 for the quarter ending March 31, 2007 from $166,000 for the same period in 2006. Interest expense increased to $484,000 (net of an interest settlement of $85,000) for the three months ended March 31, 2007 from $164,000 for the same period in 2006, an increase of 195%. Of this increase in interest expense, $566,000 was a non-cash charge related to the modification of warrants exercised during the three month ended March 31, 2007.

     The non-cash charge of $379,000 for loss on convertible securities resulted from the Company having an aggregate amount of shares of common stock issued or issuable as well as instruments convertible or exercisable into common shares that exceeds the total authorized common shares. The charge represents the change in the fair value of the excess shares between December 31, 2006 and March 31, 2007.
     Net Loss
     The net loss for the three-month period ended March 31, 2007, before preferred dividends, totaled $2,460,000, as compared with $1,182,000 for the same period in 2006, an increase of $1,278,000 or 108%. Of this increase, $1,428,000 resulted from the $227,000 non-cash charge for warrants issued to officers, $256,000 for warrants issued for professional services, $566,000 non-cash interest related to the warrant modification and $379,000 for the unrealized loss on convertible securities, partially offset by the gain on settlements of trade debt of $151,000. The remaining increase was due to increases in R&D and SG&A expenses due to the Company resuming operations.
     The net loss applicable to common stockholders increased to $2,773,000 for the period ending March 31, 2007 from $1,182,000 for the same period in 2006, an increase of $1,591,000 or 135%. In addition to the changes reported above, cumulative dividends totaling $313,000 on the Company’s outstanding Series B and Series E convertible preferred stock were converted into common stock during the quarter ended March 31, 2007, compared with none for the same period in 2006. The net loss applicable to common stockholders for each of the three month periods ended March 31, 2007 and March 31, 2006 was $0.01 per share, on 319,534,267 and 163,798,692 weighted average common shares outstanding, respectively.
Liquidity and Capital Resources
     Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. CCI has provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. The Company will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $1,191,000 for the three months ended March 31, 2007 in operating activities. During the quarter ending March 31, 2007, approximately $462,000 was spent on R&D and approximately $795,000 was spent on selling, general and administrative functions. The Company used $1,030,000 in operations during the first three months of 2006. This primarily consisted of $66,000 for research and development and $964,000 for selling, general and administrative expenses for the three months ended March 31, 2006.
     During the quarter ended March 31, 2007, CCI invested $192,000 in the manufacture of tooling for the production of our products. The Company has ordered additional tooling at an estimated cost of $275,000.
     We were able to raise gross proceeds of $4.3 million through the sale of common stock and the exercise of warrants and options during the three months ended March 31, 2007, compared to $1.0 million for the same period in 2006. The proceeds of the common stock offerings were used to resume clinical operations and satisfy certain present and past obligations. We also repaid $355,000 of notes during the first quarter of 2007. At March 31, 2007, the Company had $3.2 million in cash as compared to $0.9 million cash on hand as of December 31, 2006. The Company anticipates that it will have to raise more capital to continue operations.
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
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls that occurred during the first quarter of 2007, including any corrective actions with regard to the material weaknesses in internal control over financial reporting as reported by our independent auditors and described in the Annual Report on Form 10-KSB/A for the year ended December 31, 2006. Management is in the process of remediating the material weaknesses in our internal control over financial reporting as more fully described in the Annual Report on Form 10-KSB/A for the year ended December 31, 2006. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.
Part II. Other Information
Item 1. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended on December 31, 2006, as filed with the SEC. The following cases were initiated, resolved or had material developments since the date of the Company’s Annual Report on Form 10-KSB/A.
     Lawsuits
     Peter Gombrich. In April 2005, former CCI officer and director Peter Gombrich filed suit against CCI and CCI’s former Chief Executive Officer Denis M. O’Donnell, M.D. in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claimed that CCI breached a written employment contract and that it owed him in excess of $849,500. Mr. Gombrich also alleged a claim against CCI for contribution and indemnification regarding agreements he allegedly signed as a personal guarantor for certain alleged CCI obligations. CCI filed a motion to compel the case to arbitration, pursuant to the terms of the employment contract, and CCI’s motion was granted in August 2005. In late 2005, CCI filed its answer and affirmative defenses, and asserted numerous counterclaims against Mr. Gombrich. The arbitration hearing on the parties’ cross-claims concluded in October 2006 and an initial award was made in January 2007, which Mr. Gombrich appealed. The arbitrator issued a final decision in April 2007 following appeals, awarding Mr. Gombrich $538,413 for compensation plus $184,797 for attorney fees as they relate to the award. The Company has recorded the full liability for this award.
     The Regents of the University of California. In May 2004, The Regents of the University of California filed suit against CCI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claimed that CCI breached an agreement to sponsor a research project for a period of one year. The complaint sought compensatory damages in the amount of $57,530 and additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against CCI in the amount of $132,827, which included court costs. In February 2007, CCI and the University of California agreed to a financial settlement of the default judgment. CCI tendered final payment totaling $66,413 in March 2007, and believes it has no further obligation.

     Attorney General of Illinois In the third quarter of 2006, The Attorney General of the State of Illinois brought an action in the Circuit Court of Cook County, Illinois (Case No. 2006-L-003353) against the Company with regard to the Company’s alleged failure to pay back wages in the amount of $282,833 to certain of CCI’s former employees. The Company believes that it has settled the former employees’ claims and has supplied the State with substantiation that all such back wages have been paid. As of May 9, 2007, the Circuit Court has dismissed all the claims except for one remaining claim amounting to approximately $10,000.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 under “Other Creditors; Wage and Related Claims.” The following matters were resolved or had material developments since the date of the Company’s Form 10-KSB/A.
     Other Creditors. During the first quarter of 2007, CCI continued its settlement of outstanding debt and accounts payable. Monogen, Inc., a noteholder, settled a total of $105,416 of accrued interest for payment of $20,000, in addition to the full principal payment on the note of $305,000. CCI believes it has no further obligation to this creditor.
     In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (“Note”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if the company’s payment of the loan installments to Dr. Jilek were not timely made. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Note to the Company. The case has been transferred to the Superior Court of San Diego. CCI believes the assigned ownership rights to 10% of Diamics are valid and enforceable. As such, the Company has not recorded any value for this ownership, pending the outcome of this litigation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Common Stock. During the quarter ended March 31, 2007, the Company sold 8,255,748 shares of unregistered, restricted common stock to accredited investors in exchange for cash at prices between $0.18 and $0.33 per share. CCI received net proceeds of $2,021,000.
     The Company received proceeds of $2,022,000 from the exercise of warrants for 20,183,557 shares of unregistered, restricted common stock.
     Holders of warrants to purchase an additional 680,812 shares of common stock exercised their warrants under a cashless exercise option. As a result, they received 372,095 shares of common stock.
     Also, the Company received proceeds of $50,000 from the exercise of stock options for 250,000 shares of unregistered, restricted common stock.
     Issuance of Stock and Warrants as Payments for Services
     During the quarter, the Company issued warrants to purchase an aggregate 734,762 shares of common stock at exercise prices of $0.13 to $0.35 per share to non-employee vendors for services performed. The warrants are for a term of three years and are exercisable immediately.
     CCI also issued 26,316 shares of restricted, unregistered common stock to a consultant as partial payment for services.

     Issuance of Warrants as Payment for Employee Compensation
     The Company issued to its executive officers warrants to purchase a total of 750,000 shares of common stock at exercise prices of $0.20 and $0.26 per share. These warrants become exercisable upon approval of an increase in the number of authorized shares of common stock outstanding by the shareholders at the Company’s annual meeting in June 2007.
     Conversion of Certain Preferred Shares for Common Shares
     During the three months ended March 31, 2007, holders of an aggregate 133,907 shares of preferred stock of CCI elected to convert such preferred shares and accrued dividends into 1,918,279 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $313,145. Holders of 103,250 Series B Convertible Preferred shares converted such shares and accrued dividends into 655,482 unregistered shares of the Company’s common stock. Holders of 30,657 Series E Convertible Preferred shares converted such shares and accrued dividends into 1,262,797 unregistered shares of the Company’s common stock.
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
     Warrants issued by the Company during the quarter expire three from the date of issuance and are exercisable immediately upon issuance except as described herein. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws. The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.
Company Repurchases of Securities
     During the three months ended March 31, 2007, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.
Item 3. Defaults upon Senior Securities
     As of March 31, 2007, CCI had failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note.
     The note requires the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. CCI has not received any written declarations of default from holders of remaining outstanding notes payable during the three months ended March 31, 2007.
Item 4. Submission of Matters to Vote of Security Holders
     None
Item 5. Other Information
     On May 8, 2007, the Company announced that it had appointed Richard Domanik, Ph.D., President of the Company. Since 2001, Dr. Domanik has been principal at R. Domanik Consulting, Inc., a consulting firm specializing in the development and manufacture of medical and clinical diagnostic devices and instruments and intellectual property management. Between 2002 and 2006, Dr. Domanik served as Consulting Director of Technology Development of ZellRX Corporation, a technology start-up in the field of cellular therapeutics for the treatment of cancer, and Consulting Director of Technology of Xomix, Ltd., a biotechnology consulting company. Dr. Domanik currently serves as Director of Commercialization at Xomix. From 1999 to 2001, Dr. Domanik was CTO and Vice President — Technology of the Company. He also served as CTO and Vice President of AccuMed International, which the Company acquired in 2001, from 1994 to 1999. Prior to his work with the Company and its subsidiaries, Dr. Domanik worked for over 15 years at Abbott Laboratories where he held several positions, including Senior Systems Engineer. Dr. Domanik has over 20 issued patents and has published works in fields ranging from biophysics and environmental chemistry to optical engineering. There are no family relationships between Dr. Domanik and CCI’s directors, executive officers, or nominees. During 2006, the Company paid R. Domanik Consulting, Inc., of which Dr. Domanik is principal, approximately $12,000 in consideration of consulting services rendered on the Company‘s behalf in 2006 and approximately $80,000 for services rendered on the Company’s behalf in 2005.

Item 6. Exhibits
     See Exhibit Index

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.
/s / Dr. Augusto Ocana .
Dr. Augusto Ocana
Chief Executive Officer

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Date: May 14, 2007	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of warrant amendment

31.1	Section 302 certification by principal executive officer.

31.2	Section 302 certification by principal financial officer.

32.1	Section 906 certification by principal executive officer.

32.2	Section 906 certification by principal financial officer.