Form 10QSB
period 2007-06-30
CytoCore Inc
filed 2007-08-17
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Common Stock, $0.001 par value, at August 15, 2007: 352,860,546
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CYTOCORE, INC.
QUARTERLY REPORT ON FORM 10-QSB

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CYTOCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,631	$874
Accounts receivable	12	24
Prepaid expenses and other current assets	70	122

Total current assets	2,713	1,020
Fixed assets, net	462	242
Licenses, patents and technology, net of amortization	20	20

Total assets	$3,195	$1,282

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$1,130	$1,434
Accrued payroll costs	114	421
Accrued expenses	1,339	1,825
Deferred revenue	25	25
Notes payable	70	425

Total current liabilities	2,678	4,130

Long –term liabilities:

Convertible securities	—	567

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 440,735 and 574,642 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively (Liquidation value of all classes of preferred stock $3,217 at June 30, 2007)	1,832	2,920
Common stock, $0.001 par value; 500,000,000 shares authorized; 352,630,801 and 312,429,579 shares issued and 352,438,713 and 312,237,491 shares outstanding at June 30, 2007 and December 31, 2006, respectively	353	312
Additional paid-in-capital	79,690	70,925
Treasury stock: 192,088 shares at June 30, 2007 and December 31, 2006	(327)	(327)
Accumulated deficit	(80,955)	(77,170)
Accumulated comprehensive loss—
Cumulative translation adjustment	(76)	(75)

Total stockholders’ equity (deficit)	517	(3,415)

Total liabilities and stockholders’ equity	$3,195	$1,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOCORE, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenues	$40	$49	$18	$26

Operating expenses
Cost of revenues (includes an impairment charge of property assets of $169 for the six months ended June 30, 2006, net of settlement of trade debt of $95 for the three and six months ended June 30, 2006)	—	100	—	(69)
Research and development (net of settlement of trade debt of $67 for the three and six months ended June 30, 2007, and $138 for the three and six months ended June 30, 2006)	1,213	293	817	227
Selling, general, and administrative (net of interest settlement of $85 for the six months ended June 30, 2007 and net of settlement of trade debt, interest and lease obligation of $718 for the three and six months ended June 30, 2006)	2,308	3,362	601	2,392

Total operating expenses	3,521	3,755	1,418	2,550

Operating loss	(3,481)	(3,706)	(1,400)	(2,524)

Other income
Unrealized gain on convertible securities	7	—	386	—
Interest income	2	1	2	1

Total other income	9	1	388	1

Net loss	(3,472)	(3,705)	(1,012)	(2,523)

Preferred stock dividend	(313)	(648)	—	(648)

Net loss applicable to common stockholders	$(3,785)	$(4,353)	$(1,012)	$(3,171)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	332,051,977	198,260,257	344,432,130	232,343,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2007	2006
	(Unaudited)
Operating activities:
Net loss	$(3,472)	$(3,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	145
Depreciation and amortization	11	21
Gain on settlement of trade indebtedness	(152)	(951)
Impairment charge of property asset	—	169
Interest charge on note conversion settled in stock	—	1,321
Notes issued in payment of an expense	—	48
Stock and warrants issued in settlement of debt	467	166
Stock and warrants issued to non-employees for services	337	590
Unrealized gain on convertible securities	(7)	—
Non-cash compensation expense	492	—
Non-cash interest related to warrant modification	182	—
Changes in assets and liabilities:
Accounts receivable	12	(37)
Inventories	—	26
Prepaid expenses and other current assets	52	—
Accounts payable	(239)	(655)
Accrued expenses	(707)	239

Net cash used in operating activities	(3,024)	(2,623)

Investing activities:

Purchases of fixed assets	(231)	(1)

Net cash used in investing activities	(231)	(1)

Financing activities:
Net proceeds from issuance of common stock	3,128	4,880
Proceeds from exercise of warrants	2,189	39
Proceeds from exercise of options	50	—
Lease obligation	—	(96)
Payment of notes payable	(355)	(50)

Net cash provided by financing activities	5,012	4,773

Effect of exchange rate changes on cash and cash equivalents	—	(11)

Net increase in cash and cash equivalents	1,757	2,138

Cash and cash equivalents at the beginning of period	874	—

Cash and cash equivalents at end of period	$2,631	$2,138

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$51	$—
Non-cash transactions during the period for:
Financing costs	$—	$65
Convertible promissory notes and accrued interest converted into common stock	$—	$1,973
Preferred stock and cumulative dividends converted into common stock	$1,087	$4,217
Convertible securities	$560	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)
(Unaudited)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
January 1, 2007	574,642	$2,920	312,429,579	$312	192,088	$(327)	$70,925	$(77,170)	$(75)	$(3,415)
Comprehensive Loss:
Net loss		—		—		—	—	(3,472)	—	(3,472)
Foreign currency translation		—		—		—	—	—	(1)	(1)

Total net comprehensive loss		—		—		—	—	—	—	(3,473)
Series B preferred stock and cumulative dividends converted to common stock	(103,250)	(413)	655,482	1		—	511	(99)	—	—
Series E preferred stock and cumulative dividends converted to common stock	(30,657)	(675)	1,262,797	2		—	887	(214)	—	—
Sale of common stock, net of financing costs of $207		—	12,278,986	12		—	3,116	—	—	3,128
Exercise of warrants		—	23,666,132	24		—	2,165	—	—	2,189
Exercise of stock options		—	250,000	—		—	50	—	—	50
Common stock issued for services		—	221,228	—		—	73	—	—	73
Common stock issued in settlement of debt		—	1,866,597	2		—	465	—	—	467
Warrant conversion exercise price modification		—		—		—	182	—	—	182
Convertible securities in excess of authorized		—		—		—	560	—	—	560
Warrants issued for compensation		—		—		—	492	—	—	492
Warrants issued for services		—		—		—	264	—	—	264

June 30, 2007	440,735	$1,832	352,630,801	$353	192,088	$(327)	$79,690	$(80,955)	$(76)	$517

The accompanying notes are an integral part of these condensed consolidated financial statements

CYTOCORE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except per share amounts)
(Unaudited)
Note 1. Organization
     CytoCore, Inc. (“CCI” or the “Company”) was incorporated as Ampersand Medical Corporation in Delaware in December 1998.
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
     CCI is a life sciences company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection and treatment of cancer. CCI is currently focused on the production and anticipated 2007 sales launch of its e2 Collector™ cervical collection device and the design and development of its screening systems for cervical, endometrial, and bladder precancerous and cancerous conditions through the InPath™ System. The InPath System utilizes the Company’s Automated Image Proteomic System or AIPS™ image analysis that provides for automated slide screening of the P2X7 genetic biomarker from cytological and histological specimens. The InPath System and its components are intended to screen for cancer and eventually treat cancer through the administration of a Food and Drug Administration approved-therapeutic agent from CCI’s drug delivery system. We believe the InPath System or its components may be used in a laboratory, clinic or doctor’s office.
     The Company hopes to integrate the next generation AIPS system into the InPath System to be used for various cancer-screening tests. As a result, the Company has discontinued production and sales of the AcCell Savant™ System.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plans and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Consequently, the Company will need to raise significant additional capital to fund these expenditures.
     Implementation of the Company’s plans and its ability to continue as a going concern will depend upon its raising additional capital. During the six months ended June 30, 2007, the Company raised net proceeds of $3.1 million through the sale of unregistered, restricted common stock and $2.2 million from the exercise of warrants and options to purchase common stock. At June 30, 2007, the Company had $2.6 million in cash. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues it may be unable to fully resume its product development and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Basis of Presentation
     The condensed consolidated financial statements and the notes thereto for the periods ended June 30, 2007 and 2006 included herein have been prepared by management and are unaudited. Such condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature, except for the adjustment for convertible securities which is discussed in Note. 8 Convertible Securities. These interim results are not necessarily indicative of the results for the fiscal year ending December 31, 2007 or for any subsequent period.

     Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.
     Reclassifications. Certain prior period balances have been reclassified in the condensed consolidated financial statements to conform to the current year presentation. As a result, interest expense to related parties totaling $14,000 and $12,000 for the six and three months ended June 30, 2006 was reclassified to selling, general, and administrative expenses. These reclassifications had no effect on the reported net loss.
Note 3. Fixed Assets
     Fixed assets consist of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)
Furniture and fixtures	$124	$124
Laboratory equipment	595	595
Computer and communications equipment	334	331
Tooling	429	201
Leasehold improvements	28	28

	1,510	1,279
Less accumulated depreciation and amortization	(1,048)	(1,037)

Total	$462	$242

Note 4. Accrued Expenses
     Accrued expenses include the following:

	June 30,	December 31,
	2007	2006
	(unaudited)
Accrued interest	$346	$478
Accrued settlement costs for legal fees	—	438
Accrued franchise and other taxes	669	589
Accrued compensation	180	180
Other accrued expenses	144	140

Total	$1,339	$1,825

Note 5. Notes Payable
     Notes payable to unrelated parties consist of:

	June 30,	December 31,
	2007	2006
	(unaudited)
Bridge II Convertible Promissory Note; due July 31, 2004; interest rate 15% per annum; convertible into common stock at $0.15 per share; with warrants at an exercise price of $0.20 per share. Principal and interest totaling $78,109 fully paid in March 2007	—	50
MonoGen, Inc. $305,000 Promissory Note issued October 14, 2004; interest rate 14% per annum; first installment of $25,000 due November 1, 2004 with monthly principal and interest installments of $10,000 thereafter; Principal and interest totaling $325,000 paid in March 2007	—	305
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	15	15
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21
Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed	34	34

	$70	$425

     Defaults. The Company has failed to make principal and interest payments when due and is in breach of certain warranties and representations under the note due to Ventana included above. Such note requires the holder to notify CCI in writing of a declaration of default at which time a cure period would commence. CCI has not received any written declarations of default from Ventana regarding its outstanding note payable.
Note 6. Stockholders’ Equity
     Earnings (loss) per share
     A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	Six months ended		Three months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)		(Unaudited)
Basic and Diluted:
Net loss applicable to common stockholder	($3,785)	($4,353)	($1, 012)	($3,171)
Weighted average common shares outstanding	332,051,977	198,260,257	344,432,130	232,343,123
Net loss per common share	($0.01)	($0.02)	($0.00)	($0.01)

     Stock options and warrants totaling 32,821,470 and 32,177,401 shares outstanding at June 30, 2007 and June 30, 2006, respectively, preferred stock convertible into 4,840,777 and 7,135,695 shares at June 30, 2007 and June 30, 2006, respectively, and notes convertible into 13,915,511 shares at June 30, 2006 were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the periods ended June 30, 2007 and June 30, 2006, respectively.
     As of June 30, 2007, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with SFAS No. 128, “Earnings per Share”, these dividends were added to the net loss in the net loss per share. After taking these undeclared preferred dividends into account, the net loss applicable to common stockholders for the six and three months ended June 30, 2007 was $3,927,000 and $1,084,000, respectively.
     Net Loss Per Share.
     Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive common shares, under the treasury method. CCI’s calculation of diluted net loss per share as reported excludes potential common shares, as the effect would be anti-dilutive as noted above.

Preferred Stock

	June 30,	December 31,
	2007	2006
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
	(unaudited)
Series A convertible	82,655	82,655
Series B convertible, 10% cumulative dividend	122,486	225,736
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	22,261	52,918

Total Preferred Stock	440,735	574,642

     Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share
Conversion Price:	$10.3034 per share
Conversion Rate:	0.4367—Liquidation Value divided by Conversion Price ($4.50/$10.3034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	4.00—Liquidation Value divided by Conversion Price ($4.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2007 were $311,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$0.60 per share
Conversion Rate:	5.00—Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2007 were $65,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	10.00—Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2007 were $992,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$0.80 per share
Conversion Rate:	27.50—Liquidation Value divided by Conversion Price ($22.00/$0.80)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2007 were $280,000
     We only record dividends upon conversion of the preferred stock and pay them through the issuance of common stock.
     Conversion of Certain Preferred Shares for Common Shares
     During the six months ended June 30, 2007, holders of an aggregate 133,907 shares of preferred stock of CCI elected to convert such preferred shares and accrued dividends into an aggregate 1,918,279 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $313,145. Holders of 103,250 Series B Convertible Preferred shares converted such shares and accrued dividends into 655,482 unregistered shares of the Company’s common stock. Holders of 30,657 Series E Convertible Preferred shares converted such shares and accrued dividends into 1,262,797 unregistered shares of the Company’s common stock
     Issuance of Common Shares for Cash
     During the second quarter of 2007, the Company continued an offering of unregistered, restricted common stock to accredited investors in exchange for cash at prices between $0.27 and $0.30 per share. For the three months ended June 30, 2007, the Company received net proceeds of $1,106,000 from the issuance of 5,500,906 shares of unregistered, restricted common stock. For the six months ended June 30, 2007, CCI received net proceeds of $3,128,000 from the issuance of 12,278,986 shares of unregistered, restricted common shares
     Also during the second quarter of 2007, the Company received proceeds of $168,000 from the exercise of warrants to purchase 1,561,336 shares of common stock. During the six months ended June 30, 2007, the Company received aggregate proceeds of $2,189,000 from the exercise of warrants to purchase 21,744,893 shares of common stock. In connection with some of these warrant exercises, the Company reduced the exercise price from the original stated exercise price in order to induce the warrant holder to exercise and enable the Company to raise needed cash. Due to these modifications to the exercise prices, the Company recorded the fair value of these modifications at the time of each exercise, which resulted in an aggregate $182,000 recorded as additional interest expense since the modified warrants were originally issued primarily in connection with the various convertible notes of the Company. Included in these warrant exercises were warrants exercised by CCI’s chief financial officer, who exercised 505,794 warrants to purchase common stock at a modified exercise price of $0.10 per share, resulting in a charge of $52,000 to interest expense.
     For the three months ended June 30, 2007, the holder of a warrant to purchase 2,083,334 shares of common stock exercised the warrant under a cashless exercise option, resulting in the issuance of 1,549,146 shares of common stock. For the six months ended June 30, 2007, holders of warrants to purchase an aggregate 2,764,146 shares of common stock exercised their warrants under a cashless exercise option. As a result, they received 1,921,241 shares of common stock.
     Also during the six months ended June 30, 2007, the Company received proceeds of $50,000 from the exercise of stock options for 250,000 shares of common stock.
     Issuance of Stock as a Settlement
     In June 2007, CCI issued 1,866,597 shares of common stock with a value of $467,000 to a creditor of Peter Gombrich, CCI’s former CEO and director, as a partial payment of an arbitrators’ award to Mr. Gombrich (see Note 9. Commitments and Contingencies Not Described Elsewhere).

     Issuance of Stock and Warrants as Payment for Services
     During the second quarter of 2007, CCI issued 194,912 shares of restricted, unregistered common stock to non-employees for services rendered. The Company valued the common stock at $66,000, using fair value, between $0.19 and $0.58 per share. For the six months ending June 30, 2007, CCI issued an aggregate 221,228 shares of restricted, unregistered shares of common stock to non-employees. The Company valued the common stock at $73,000, using fair value, between $0.19 and $0.58 per share.
     Also during the quarter ended June 30, 2007, the Company issued warrants to purchase 21,429 shares of restricted, unregistered common stock at an exercise price of $0.35 per share to a consultant as partial payment for services performed. The warrant has a term of three years and is exercisable immediately. CCI valued the warrant at $7,500 and recorded the amount as a research and development expense. For the six months ended June 30, 2007, the Company issued warrants to purchase an aggregate 756,191 shares of restricted, unregistered common stock at exercise prices of $0.13 to $0.35 per share. CCI valued the warrants at $264,000 using the Black-Scholes valuation model.
     Issuance of Warrants as Payment for Employee Compensation
     During the quarter ended June 30, 2007, as described in Note 7 below, the Company issued to an executive officer a warrant to purchase 300,000 shares of restricted, unregistered common stock at an exercise price of $0.2667 per share as part of his employment agreement. CCI valued this warrant at $80,000 using the Black-Scholes valuation model. CCI also issued to non-executive employees warrants to purchase an aggregate 640,000 shares of restricted, unregistered shares of common stock at an exercise price of $0.2867 per share. The Company valued the warrants at $185,000 using the Black-Scholes valuation model. These warrants were recorded as non-cash compensation in selling, general and administration expense for the quarter.
     During the six months ended June 30, 2007, the Company issued to its executive officers warrants to purchase an aggregate 1,050,000 shares of common stock at exercise prices of $0.20 and $0.2667 per share. These warrants were issued in part for the attainment of certain goals as provided for in their employment agreements. CCI valued the warrants at $307,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense.
     For the six months ended June 30, 2007, the Company issued to its executive and non-executive employees an aggregate 1,690,000 warrants to purchase shares of common stock and recorded in compensation expense a non-cash charge of $492,000.
     During the quarter ended March 31, 2007, holders of warrants to purchase an aggregate 8,250,000 shares of common stock agreed to modify the exercise term from being exercisable immediately to becoming exercisable only upon the Company obtaining shareholder approval of an increase in the number of authorized shares of common stock. On June 21, 2007, the shareholders of the Company voted to adopt a proposal to increase the number of authorized shares of common stock from 375,000,000 to 500,000,000 shares. As a result of this action, the warrants to purchase 8,250,000 shares of common stock became exercisable immediately.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the six months ended June 30, 2007 and 2006:

	2007	2006
Expected volatility	120% -130%	206%
Expected term (years)	1.5	3.5 – 5
Risk-free interest rate	4.25%	5.07%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.26-$0.32	$0.12

Note 7. Equity Incentive Plan and Employee Stock Purchase Plan and other Share-Based Employee Payments
     The Company has shareholder-approved stock incentive plans for employees and directors. For the three and six months ended June 30, 2007, the Company did not grant any options under such plans or otherwise. However, during the three months ended June 30, 2007, the Company did issue to its president, under the terms of his employment agreement, warrants to purchase 300,000 shares of common stock with an exercise price of $0.2667, and issued to non-executive employees warrants to purchase an aggregate 640,000 shares of common stock with an exercise price of $0.2867 per share. See Note 6. Stockholders’ Equity. The Company valued these warrants together at $265,000 using the Black-Scholes valuation model. The warrants have a term of three years and are immediately exercisable.
     During the six months ended June 30, 2007, CCI issued to its former chief executive officer under the terms of his employment agreement warrants to purchase a total of 500,000 shares of common stock with an exercise price of $0.20 per share. The warrants have a term of three years and became exercisable upon shareholder approval to increase the number of authorized shares of common stock on June 21, 2007. CCI valued the warrants at $118,000 using the Black-Scholes valuation model. In addition, CCI issued its chief financial officer under the terms of his employment agreement warrants to purchase a total of 250,000 shares of common stock with an exercise price of $0.26 per share. The warrants have a term of three years and became exercisable upon shareholder approval to increase the number of authorized shares of common stock on June 21, 2007. CCI valued the warrants at $109,000 using the Black-Scholes valuation model.
     The Company recorded a total of $492,000 as non-cash compensation expense for the six months ended June 30, 2007 in connection with these officer and employee warrants.
Note 8. Convertible Securities
     As of December 31, 2006, the Company had an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that exceeded the number of the Company’s total authorized common shares by 1,891,768 shares. The Company determined that the excess shares were related to warrants issued at the end of 2006. Based upon EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company determined the fair value of these excess shares using the Black-Scholes model. As a result, as of December 31, 2006 the Company reported a liability of $567,000. As of March 31, 2007, the Company remeasured this liability, in accordance with EITF 00-19, and recorded an unrealized loss of $379,000. During the quarter ended June 30, 2007, the Company issued more securities and a number of warrants expired. Additionally, on June 21, 2007, the shareholders of the Company authorized an increase in the number of authorized common shares of the Company from 375,000,000 to 500,000,000. As a result of the increase in authorized common shares, the Company did not have equity instruments issued or exercisable in excess of the authorized capital and the liability at June 30, 2007 is $0. The Company remeasured the liability up until the day the shareholders authorized the increase in shares and determined the Company had an unrealized gain in the quarter ended June 30, 2007 of $386,000. This resulted in an unrealized gain of $7,000 for the six months ended June 30, 2007.
Note 9. Commitments and Contingencies Not Described Elsewhere
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended on December 31, 2006, as filed with the SEC. The following includes all material cases including any that were initiated, resolved or had material developments since the date of the Company’s Annual Report on Form 10-KSB/A.

Lawsuits
     Peter Gombrich. In April 2005, former CCI officer and director Peter Gombrich filed suit against CCI and CCI’s former Chief Executive Officer, Denis M. O’Donnell, M.D., in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claimed that CCI breached a written employment contract and that it owed him in excess of $849,500. Mr. Gombrich also alleged a claim against CCI for contribution and indemnification regarding agreements he allegedly signed as a personal guarantor for certain alleged CCI obligations. CCI filed a motion to compel the case to arbitration, pursuant to the terms of the employment contract, and CCI’s motion was granted in August 2005. In late 2005, CCI filed its answer and affirmative defenses, and asserted numerous counterclaims against Mr. Gombrich. The arbitration hearing on the parties’ cross-claims concluded in October 2006 and an initial award was made in January 2007, which Mr. Gombrich appealed. The arbitrator issued a final decision in April 2007 following appeals, awarding Mr. Gombrich $538,413 for compensation plus $184,797 for attorney fees as they related to the award. In June 2007, the Company paid Mr. Gombrich $256,560 and issued 1,866,597 shares of common stock to Monsun, AS, a creditor of Mr. Gombrich. The common stock was valued at $0.25 per share or a total of $466,649. A Satisfaction and Release Of Judgment was filed with the Circuit Court of Cook County, Illinois, and CCI believes it has no further obligation in this matter.
     The Regents of the University of California. In May 2004, The Regents of the University of California filed suit against CCI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claimed that CCI breached an agreement to sponsor a research project for a period of one year. The complaint sought compensatory damages in the amount of $57,530 and additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against CCI in the amount of $132,827, which included court costs. In February 2007, CCI and the University of California agreed to a financial settlement of the default judgment. CCI tendered final payment totaling $66,413 in March 2007, and believes it has no further obligation in this matter.
     Attorney General of Illinois. In the third quarter of 2006, The Attorney General of the State of Illinois brought an action in the Circuit Court of Cook County, Illinois (Case No. 2006-L-003353) against the Company with regard to the Company’s alleged failure to pay back wages in the amount of $282,833 to certain of CCI’s former employees. The Company believed that it had settled the former employees’ claims and supplied the State with substantiation that all such back wages had been paid. As of May 9, 2007, the Circuit Court dismissed all the claims except for one remaining claim amounting to approximately $10,000.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 under “Other Creditors; Wage and Related Claims.” The following matters were resolved or had developments since the date of the Company’s Form 10-KSB/A.
     Other Creditors.
     During the first quarter of 2007, CCI continued its settlement of outstanding debt and accounts payable. Monogen, Inc., a note holder, settled a total of $105,416 of accrued interest for payment of $20,000, in addition to the full principal payment on the note of $305,000. The Company recorded a credit to interest expense totaling $85,000 resulting from this transaction. CCI believes it has no further obligation to this creditor.
     In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (“the Note”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if the company’s payment of the loan installments to Dr. Jilek were not timely made. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Note to the Company. The case has been transferred to the Superior Court of San Diego. CCI believes the assigned ownership rights to 10% of Diamics are valid and enforceable. As such, the Company has not recorded any value for this ownership, pending the outcome of this litigation.

     In April 2007 CCI received notice from the attorneys for NeoMed III, L.P. (“NeoMed”), the former holder of notes in the aggregate principal amount of $1,060,000, contending that payments made by CCI to NeoMed in 2006 under such notes did not fully satisfy the Company’s obligations to NeoMed. Subsequently, NeoMed attempted to repay the $1,060,000 with accrued interest. The Company has rejected the repayment and believes that it has properly completed the transaction. CCI believes that it has fully complied with its obligations to NeoMed and that it has no further obligation to NeoMed.
Note 10 Subsequent Events
     In July 2007, Dr. Augusto Ocana, the Company’s Chief Executive Officer and a Director of the Company, resigned and Dr. Floyd Taub was named the new Chief Executive Officer and a Director of the Company. See Part II, Item 5 for more information.
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
Overview of CytoCore, Inc.
     CytoCore, Inc. is a life sciences company engaged in the design, development, and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI is currently focused on the production and anticipated 2007 sales launch of its e2 Collector™ cervical cell collection device and the design, development and marketing of its InPath™ System and related image analysis systems for uterine, endometrial, cervical and bladder cancers. The InPath System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor’s office.

     Our strategy is to develop products through internal development processes, strategic partnerships and licenses. This strategy has required and will continue to require significant additional capital. As a result, we will continue to incur operating losses until we are able to successfully market some, or all, of our products.
     With the resumption of clinical operations and product development, the Company believes its Food and Drug Administration-approved product, the e2 Collector, will generate revenue in the future. Management expects that significant on-going operating expenditures, however, will be necessary to successfully implement the Company’s business plan to develop, manufacture and market this product and others. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing additional financing. During the first six months of 2007, CCI raised net proceeds of $3.1 million through the private sale of unregistered, restricted common stock, and $2.2 million from the exercise of warrants and stock options. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
Critical Accounting Policies and Changes to Accounting Policies
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
Three Months Ended June 30, 2007 as compared to Three Months Ended June 30, 2006
     Revenue
     Revenues for the three months ended June 30, 2007 decreased from $26,000 for the three months ended June 30, 2006 to $18,000, approximately 30%. This decrease was the result of a reduction in revenue from the licensing fees for our slide-based installed systems.
     Costs and Expenses
     Cost of Revenues
     The credit of $69,000 in the cost of revenues for the three months ended June 30, 2006 was comprised of a charge totaling $26,000 that increased the reserve for inventory valuation, offset by a credit of $95,000 for the settlement of trade debt. There was no cost of revenue for the three months ended June 30, 2007.
     Research and Development
     For the quarter ended June 30, 2007, our research and development (“R&D”) expenses were $817,000, net of settlement of trade debt of $67,000, an increase of $590,000, or 260%, over the $227,000 (net of settlements of trade debt totaling $138,000) in expenses for the same period in 2006. Of this net increase of $590,000, $389,000 was related to contract R&D and clinical trial costs, $75,000 was related to medical consultants, and $32,000 was primarily for the addition of one engineer. These increases were partially offset by reductions of $47,000 in licensing fees and $10,000 in medical conference expenses.
     R&D expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at CCI’s Chicago office. Expenses include industrial design and engineering covering the disposable and instrument components of the InPath System, payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace, and payroll-related costs for in-house engineering, scientific, laboratory, software development, and research management staff.
     Selling, General and Administrative
     For the quarter ended June 30, 2007, selling, general and administrative expenses (“SG&A”) were $601,000, a decrease of $1,791,000, or 75%, over SG&A expenses of $2,392,000, net of a credit in the amount of $718,000 for settlement of trade debt, interest and lease obligation, for the same period in 2006. Of this net decrease of $1,791,000, interest expense decreased $1,864,000, professional fees for legal and accounting services decreased $185,000, outside consulting costs decreased $334,000, and financing costs decreased $120,000, which was partially offset by an increase in reduction of debt of $718,000 in 2006.
     Compensation expense increased approximately $14,000 during the quarter ended June 30, 2007. Of this increase approximately $265,000 was related to a non-cash charge in connection with the issuance of warrants to employees, $74,000 was related to the addition of an executive officer and an employee and compensation increases to existing employees, and $45,000 was for severance compensation for an executive officer, offset by a reduction of $370,000 in executive officer bonuses.
     The decrease in interest expense of $1,864,000, net of settlements of $59,000 in 2006, is represented by a non-cash charge in 2006 of $1,321,000 to interest expense for the beneficial conversion of debt into equity at a rate below the conversion rate stated in the note, a decrease of $200,000 in interest expense resulting from the conversion and payment of convertible promissory notes and the payment of other outstanding notes and a non-cash credit of $384,000 related to the modification of warrants exercised during the three months ended June 30, 2007.
     Significant components of SG&A are compensation costs for executive, sales and administrative personnel; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; interest expense; and amortization/depreciation charges.
     Other Income
     The non-cash credit of $386,000 for unrealized gain on convertible securities resulted from the Company having an aggregate number of shares issued or issuable as well as instruments convertible or exercisable into common shares that exceeded the number of authorized common shares during the period. The credit represents the change in the fair value of the excess shares between March 31, 2007 and June 30, 2007.
     Net Loss
     The net loss for the three-month period ended June 30, 2007 totaled $1,012,000, compared with $2,523,000, before preferred dividends of $648,000, for the same period in 2006, a decrease of $1,511,000, or 60%. The decrease resulted primarily from the reduction in the non-cash charge to interest expense which represented a significant amount in 2006 and was the result of the beneficial conversion of debt to equity, partially offset by an increase in R&D and SG&A expenses due to the Company expanding its operations. In addition, cumulative dividends on the Company’s outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $648,000 for the quarter ended June 30, 2006. There were no preferred dividends declared for the three month ended June 30, 2007. The net loss applicable to common stockholders for the three months ended June 30, 2007 was $1,012,000, or $0.00 per share, on 344,432,130 weighted average common shares outstanding. This compared with the net loss applicable to common stockholders for the three-month period ended June 30, 2006 of $3,171,000, or $0.01 per share, on 232,343,123 weighted average common shares outstanding.

Six Months Ended June 30, 2007 as compared to Six Months Ended June 30, 2006
     Revenues
     Revenues for the six months ended June 30, 2007 decreased $9,000, or 18%, to $40,000 from $49,000 for the six months ended June 30, 2006. This decrease was the result of a reduction in revenue from the licensing fees for our slide-based installed systems.
     Costs and Expenses
     Cost of Revenues
     There was no cost of revenues for the six month period ended June 30, 2007. The charge for the six months ended June 30, 2006 is comprised of an impairment charge of $169,000 related to design and tooling equipment and the increase in the reserve for inventory valuation of $26,000, offset by a credit of $95,000 for the settlement of trade debt.
     Research and Development
     R&D expenses increased to $1,213,000 (net of settlements of trade debt of $67,000) for the six month period ended June 30, 2007. This represents a 314% increase over the $293,000 (net of settlements of debt totaling $138,000) in expenses for the six month period ended June 30, 2006. Of this increase, $629,000 was related to a full six months of contract R&D and the on-going clinical trials; $202,000 was related to medical consultants, assisting with the clinical trials and the medical advisory board; $42,000 was primarily for the addition of one engineer; and $66,000 related to the reduction in the settlements of debt. These increases were partially offset by a reduction in licensing fees and medical conference expenses.
     Selling, General and Administrative
     For the six month period ended June 30, 2007, SG&A expenses were $2,308,000, net of settlements of interest expense of $85,000, a decrease of $1,054,000 or 31% over SG&A expenses of $3,362,000, net of a credit of $718,000 for the settlement of trade debt, interest and lease obligation, for the six month period ended June 30, 2006. Of this decrease of $1,054,000, $1,547,000 related to interest expense, $381,000 related to professional fees resulting from the settlement of lawsuits and hiring personnel in the finance department, $350,000 in the use of outside consultants and a reduction in financing costs totaling $212,000, partially offset by net reduction in the settlements of debt totaling $633,000, an increase in compensation expense totaling $435,000, $141,000 related to investor and public relations and $222,000 related to other SG&A expenses incurred during a full six months of operations.
     The increase in compensation expense, totaling $435,000, includes a full six months of operations for the period ending June 30, 2007. This increase included compensation expense totaling $193,000 for additional employees, a non-cash charge of $492,000 in connection with the issuance of warrants to officers and employees, $45,000 for severance compensation for an executive officer and $75,000 for compensation to outside directors, offset by a reduction in bonuses to officers totaling $370,000.
     The decrease in interest expense of $1,547,000, net of settlements of interest totaling $85,000 and $59,000 for the six months ending June 30, 2007 and 2006, respectively, includes a non-cash charge of $1,321,000 in 2006 for the beneficial conversion of debt into equity at a rate below the conversion rate stated in the note, and a decrease of $368,000 in interest expense resulting from the conversion and payment of convertible promissory notes and the payment of other outstanding notes, partially offset by a non-cash charge of $182,000 related to the modification of warrants exercised during the six months ended June 30, 2007.
     Other Income
     The non-cash credit of $7,000 for unrealized gain on convertible securities resulted from the Company having an aggregate number of shares issued or issuable as well as instruments convertible or exercisable into common shares that exceeded its number of authorized common shares. The credit represents the change in the fair value of the excess shares between December 31, 2006 and June 30, 2007.

     Net Loss
     The net loss for the six month period ended June 30, 2007, before preferred dividends, totaled $3,472,000 compared with $3,705,000 for the six month period ended June 30, 2006, a decrease of $233,000 or 6%. The decrease resulted primarily from a reduction of SG&A expenses primarily due to the $1,547,000 reduction of interest expense, partially offset by an increase in R&D expenses incurred during a full six months of operations. Included in the net loss for the period ending Junes 30, 2006 was a non-cash charge to interest expense of $1,321,000 for the beneficial conversion of debt to equity, offset by an increase in the non-cash charges relating to the issuance of common stock and warrants to officers, non-executive employees and vendors totaling $540,000 and the reduction of settlement of trade debt totaling $799,000. In addition, cumulative dividends on the Company’s outstanding Series B and Series E convertible preferred shares totaled $313,000 for the six months ended June 30, 2007, compared with $648,000 on the Company’s Series B, Series C and Series E convertible preferred stock for the same period in 2006. Cumulative dividends are not recognized until the underlying preferred stock is converted to equity. The net loss per share, on 332,051,977 weighted average shares outstanding during the six months ended June 30, 2007, was $3,785,000 or $0.01 per share. This compares to the net loss of $4,353,000 or $0.02 per share on weighted average shares outstanding of 198,260,257 for the same period ended June 30, 2006.
Liquidity and Capital Resources
     Research and development, clinical trials and other studies of the components of our InPath System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. CCI has provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. The Company will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. During the six months ended June 30, 2007 approximately $3,024,000 was used in operating activities and $2,623,000 was used in operations during the first six months of 2006.
     During the quarter ended June 30, 2007, CCI invested $231,000 in the manufacture of tooling for the production of our products. The Company has ordered additional tooling at an estimated cost of $236,000.
     We were able to raise proceeds of $5,367,000, net of financing costs of $207,000, through the sale of common stock and the exercise of warrants and options during the six months ended June 30, 2007, compared to $4,919,000 for the same period in 2006. The proceeds of the common stock offerings were used to resume clinical operations and satisfy certain present and past obligations. We also repaid $355,000 of notes during the first quarter of 2007.
     At June 30, 2007, the Company had $2,631,000 in cash as compared to $874,000 cash on hand as of December 31, 2006. The Company anticipates that it will have to raise more capital within the next twelve months to continue operations.
     Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital. We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research, development and other activities, and may be forced to cease operations.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that review and evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are not effective to ensure that such officers are provided with information related to the Company required to be disclosed in the reports filed or submitted by CCI under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.
Changes in Internal Control over Financial Reporting
     As of December 31, 2006, our independent auditors reported in our Annual Report on Form 10KSB/A upon certain material weaknesses in internal control over financial reporting. Management is in the process of remediating such material weaknesses. During the quarter ended June 30, 2007, the Company took certain corrective actions which it believes have strengthened its internal controls such as upgrading its accounting system, expanding the accounting department and employing a third party tax consultant.
     It must be noted, however, that all internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls and therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.
     During the quarter ended June 30, 2007, the Company had:
1.) Evaluated its accounting software and upgraded to a software package that incorporates sufficient controls for the preparation of its consolidated financial statements and SEC reporting.
2.) Reviewed the operation of the accounting department and expanded the department.
3.) Employed third party tax consultants to assist in various tax matters.
     Management believes that while it has strengthened the internal controls over financial reporting, it will continue to review and improve such controls as circumstances require or as management deems necessary or appropriate.
Part II. Other Information
Item 1. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended on December 31, 2006, as filed with the SEC. The following includes all material cases including any that were initiated, resolved or had material developments since the date of the Company’s Annual Report on Form 10-KSB/A.
Lawsuits
     Peter Gombrich. In April 2005, former CCI officer and director Peter Gombrich filed suit against CCI and CCI’s former Chief Executive Officer, Denis M. O’Donnell, M.D., in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claimed that CCI breached a written employment contract and that it owed him in excess of $849,500. Mr. Gombrich also alleged a claim against CCI for contribution and indemnification regarding agreements he allegedly signed as a personal guarantor for certain alleged CCI obligations. CCI filed a motion to compel the case to arbitration, pursuant to the terms of the employment contract, and CCI’s motion was granted in August 2005. In late 2005, CCI filed its answer and affirmative defenses, and asserted numerous counterclaims against Mr. Gombrich. The arbitration hearing on the parties’ cross-claims concluded in October 2006 and an initial award was made in January 2007, which Mr. Gombrich appealed. The arbitrator issued a final decision in April 2007 following appeals, awarding Mr. Gombrich $538,413 for compensation plus $184,797 for attorney fees as they related to the award. In June 2007, the Company paid Mr. Gombrich $256,560 and issued 1,866,597 shares of common stock to Monsun, AS, a creditor of Mr. Gombrich. The common stock was valued at $0.25 per share or a total of $466,649. A Satisfaction and Release Of Judgment was filed with the Circuit Court of Cook County, Illinois, and CCI believes it has no further obligation in this matter in this matter.

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
     Attorney General of Illinois. In the third quarter of 2006, The Attorney General of the State of Illinois brought an action in the Circuit Court of Cook County, Illinois (Case No. 2006-L-003353) against the Company with regard to the Company’s alleged failure to pay back wages in the amount of $282,833 to certain of CCI’s former employees. The Company believed that it had settled the former employees’ claims and supplied the State with substantiation that all such back wages had been paid. As of May 9, 2007, the Circuit Court dismissed all the claims except for one remaining claim amounting to approximately $10,000.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 under “Other Creditors; Wage and Related Claims.” The following matters were resolved or had material developments since the date of the Company’s Form 10-KSB/A.
     Other Creditors
     During the first quarter of 2007, CCI continued its settlement of outstanding debt and accounts payable. Monogen, Inc., a note holder, settled a total of $105,416 of accrued interest for payment of $20,000, in addition to the full principal payment on the note of $305,000. CCI believes it has no further obligation to this creditor.
     In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (the “Note”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if the company’s payment of the loan installments to Dr. Jilek were not timely made. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Note to the Company. The case has been transferred to the Superior Court of San Diego. CCI believes the assigned ownership rights to 10% of Diamics are valid and enforceable. As such, the Company has not recorded any value for this ownership, pending the outcome of this litigation.
     In April 2007 CCI received notice from the attorneys for NeoMed III, L.P. (“NeoMed”), the former holder of notes in the aggregate principal amount of $1,060,000, contending that payments made by CCI to NeoMed under such notes did not fully satisfy the Company’s obligations to NeoMed. Subsequently, NeoMed attempted to repay the $1,060,000 with accrued interest. The Company has rejected the repayment and believes that it has properly completed the transaction. CCI believes that it has fully complied with its obligations to NeoMed and that it has no further obligation to NeoMed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Common Stock. During the second quarter of 2007, the Company continued an offering of unregistered, restricted common stock to foreign and accredited investors in exchange for cash at prices between $0.27 and $0.30 per share. For the three months ended June 30, 2007, the Company received net proceeds of $1,106,000 from the issuance of 5,500,906 shares of unregistered, restricted common stock. For the six months ended June 30, 2007, the

Company received net proceeds of $3,128,000 from the issuance of 12,278,986 shares of unregistered, restricted common stock.
     Also during the second quarter of 2007, the Company received proceeds of $168,000 from the exercise of warrants to purchase 1,561,336 shares of common stock. During the six months ended June 30, 2007, the Company received aggregate proceeds of $2,189,000 from the exercise of warrants to purchase 21,744,893 shares of common stock.
     For the three months ended June 30, 2007, the holder of a warrant to purchase 2,083,334 shares of common stock exercised the warrant under a cashless exercise option, resulting in the issuance of 1,549,146 shares of common stock. For the six months ended June 30, 2007, holders of warrants to purchase an aggregate 2,764,146 shares of common stock exercised their warrants under a cashless exercise option. As a result, they received 1,921,241 shares of common stock.
     Also during the six months ended June 30, 2007, the Company received proceeds of $50,000 from the exercise of stock options for 250,000 shares of common stock
     Issuance of Stock as a Settlement
     In June 2007, CCI issued 1,866,597 shares of common stock with a value of $467,000 to a creditor of Peter Gombrich as a partial payment of an arbitrators’ award to Mr. Gombrich (see Note 10. Legal Proceedings).
     Issuance of Stock and Warrants as Payment for Services
     During the second quarter of 2007, CCI issued 194,912 shares of restricted, unregistered common stock to non-employees for services rendered. The Company valued the common stock at $66,000 using fair value, between $0.19 and $0.58 per share. For the six months ending June 30, 2007, CCI issued an aggregate 221,228 shares of restricted, unregistered shares of common stock to non-employees. The Company valued the common stock at $73,000 using fair value, between $0.19 and $0.58 per share
     Also during the quarter ended June 30, 2007, the Company issued warrants to purchase 21,429 shares of restricted, unregistered common stock at an exercise price of $0.35 per share to a consultant as partial payment for services performed. The warrant has a term of three years and is exercisable immediately. CCI valued the warrant at $7,500 and recorded the amount as a research and development expense. For the six months ended June 30, 2007, the Company issued warrants to purchase an aggregate 756,191 shares of restricted, unregistered common stock at exercise prices of $0.13 to $0.35 per share. CCI valued the warrants at $264,000 using the Black-Scholes valuation model.
     Issuance of Warrants as Payment for Employee Compensation
     During the quarter ended June 30, 2007, the Company issued to an executive officer a warrant to purchase 300,000 shares of restricted, unregistered common stock at an exercise price of $0.2667 per share as part of his employment agreement. CCI valued this warrant at $80,000 using the Black-Scholes valuation model. CCI also issued to non-executive employees warrants to purchase an aggregate 640,000 shares of restricted, unregistered shares of common stock at an exercise price of $0.2867 per share. The Company valued the warrants at $185,000 using the Black-Scholes valuation model. These warrants were recorded as non-cash compensation in selling, general and administration expense for the quarter.
     During the six months ended June 30, 2007, the Company issued to its executive officers warrants to purchase an aggregate 1,050,000 shares of common stock at exercise prices of $0.20 and $0.2667 per share. These warrants were issued in part for the attainment of certain goals as provided for in their employment agreements. CCI valued the warrants at $307,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense.

     For the six months ended June 30, 2007, the Company issued to its executive and non-executive employees an aggregate 1,690,000 warrants to purchase shares of common stock and recorded in compensation expense a non-cash charge of $492,000.
     Conversion of Certain Preferred Shares for Common Shares
     During the six months ended June 30, 2007, holders of an aggregate 133,907 shares of preferred stock of CCI elected to convert such preferred shares and accrued dividends into an aggregate 1,918,279 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $313,145. Holders of 103,250 Series B Convertible Preferred shares converted such shares and accrued dividends into 655,482 unregistered shares of the Company’s common stock. Holders of 30,657 Series E Convertible Preferred shares converted such shares and accrued dividends into 1,262,797 unregistered shares of the Company’s common stock.
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
     Warrants issued by the Company during the six months ended June 30, 2007 typically expire three years from the date of issuance and are exercisable immediately upon issuance except as described herein. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws. The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.
Company Repurchases of Securities
     During the second quarter of fiscal 2007, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.
Item 3. Defaults upon Senior Securities
     As of June 30, 2007, CCI had failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note. The total amount due, including interest, as of June 30, 2007 is $26,000.
     The note requires the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. CCI has not received any written declarations of default from holders of its remaining outstanding notes payable during the six months ended June 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Shareholders held on June 21, 2007, the following proposals were adopted by the votes specified below:
     1. To elect five directors to serve on the Company’s Board of Directors until the next annual meeting of stockholders and until their successors are elected and qualified:

	FOR	WITHHELD
Dr. Augusto Ocana	225,028,450	14,292,872
Robert F. McCullough, Jr.	233,919,673	5,401,649

	FOR	WITHHELD
Clinton H. Severson	233,997,401	5,323,921
Alexander M. Milley	234,024,869	5,296,889
John H. Abeles, M.D.	233,054,788	6,266,564
     2. To approve an amendment to the Company’s Certificate of Incorporation (as amended to date) to increase the number of authorized shares of common stock ($0.001 par value) of the Company by 125,000,000 shares from 375,000,000 to 500,000,000 shares.

FOR	AGAINST	ABSTAIN	NON VOTES
235,622,510	3,202,697	496,115	0
Item 5. Other Information
     On July 12, 2007, CytoCore, Inc. announced the appointment of Floyd Taub, M.D. as Chief Executive Officer and a Director of the Company. Dr. Augusto Ocana, the Company’s CEO and a Director until July 11, 2007, will serve as a consultant to the Company for domestic and international sales.
     Dr. Taub is the founder and former CEO of Digene, Inc., the developer of DNA-based testing for cervical cancer-causing viruses, where he worked from 1984 to 1990. Prior to his work in the commercial sector, Dr. Taub headed a pathology unit in the National Institutes of Health, focusing on immunopathology. From 1997 to the present, Dr Taub has been the President of FindCure.org, a not-for-profit 501(c)3 corporation, which he founded. From 1999 to the present, Dr Taub has been Chairman and CEO of Lifetime Pharmaceutical, Inc., CureImmune Technology, Inc. and Dovetail Technologies, Inc., all private companies that Dr. Taub founded and which are currently involved in research.
     Dr. Taub earned his M.D. in the Honors Program in Medical Education at Northwestern University Medical School, did his residency in pathology at the University of Colorado School of Medicine, and was awarded the first Surgical Pathology Fellowship at George Washington University School of Medicine and Health Sciences. Dr. Taub is Board Certified in pathology and licensed to practice medicine in Maryland and California and served as a Lieutenant Commander in the US Public Health Service.
     There are no arrangements or understandings between Dr. Taub and any other person pursuant to which he was elected as a director of the Company. There are no family relationships between Dr. Taub and the Company’s directors, executive officers or nominees.. Except as discussed below, the Company is not a participant in any transaction or proposed transaction with Dr. Taub or any of his immediate family members or in which Dr. Taub or any of his immediate family members has or will have a direct or indirect material interest.
     In December 2006, Dr. Taub, through his wholly-owned company FindCure.org, entered into a consulting agreement with the Company and Dr. Taub entered into an agreement to serve on CCI’s Medical Advisory Board. The consulting agreement called for the payment of $5,000 per month and reimbursement of out of pocket expenses. The agreement to serve on the Medical Advisory Board provides for the monthly payment of $2,000 payable in unregistered, restricted common stock of the Company valued at $0.19 per share. As of June 30, 2007, the Company had paid FindCure.org a total of $41,367 in cash under the consulting agreement and issued 73,684 shares of common stock as payment under the agreement to serve on the Medical Advisory Board. CCI valued these shares at $21,906 and recorded the amount as non-cash compensation expense in selling, general and administrative expense.
Item 6. Exhibits
     See Exhibit Index

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.
/s/ Floyd E. Taub M.D.
Floyd E. Taub M.D.
Chief Executive Officer

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Financial Officer

Date: August 16, 2007

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on June 22, 2007

31.1	Section 302 certification by principal executive officer.

31.2	Section 302 certification by principal financial officer.

32.1	Section 906 certification by principal executive officer.

32.2	Section 906 certification by principal financial officer.