Form 10QSB
period 2007-09-30
CytoCore Inc
filed 2007-11-14
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Common Stock, $0.001 par value, at November 12, 2007:
353,256,839
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

CYTOCORE, INC.
QUARTERLY REPORT ON FORM 10-QSB

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CYTOCORE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$888	$874
Accounts receivable	22	24
Prepaid expenses and other current assets	182	122

Total current assets	1,092	1,020
Fixed assets, net	476	242
Licenses, patents and technology, net of amortization	20	20

Total assets	$1,588	$1,282

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$906	$1,434
Accrued payroll costs	177	421
Accrued expenses	1,363	1,825
Deferred revenue	25	25
Notes payable	70	425

Total current liabilities	2,541	4,130

Long—term liabilities:

Convertible securities	—	567

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 438,678 and 574,642 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (Liquidation value of all classes of preferred stock $3,171 at September 30, 2007)	1,787	2,920
Common stock, $0.001 par value; 500,000,000 shares authorized; 352,950,444 and 312,429,579 shares issued and 352,758,356 and 312,237,491 shares outstanding at September 30, 2007 and December 31, 2006, respectively	353	312
Additional paid-in-capital	79,846	70,925
Treasury stock: 192,088 shares at September 30, 2007 and December 31, 2006	(327)	(327)
Accumulated deficit	(82,535)	(77,170)
Accumulated comprehensive loss—
Cumulative translation adjustment	(77)	(75)

Total stockholders’ deficit	(953)	(3,415)

Total liabilities and stockholders’ deficit	$1,588	$1,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOCORE, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenues	$55	$70	$15	$21

Operating expenses
Cost of revenues (includes an impairment charge of property assets of $169 for the nine months ended September 30, 2006, net of settlement of trade debt of $177 and $81 for the nine and three months ended September 30, 2006)	—	19	—	(81)
Research and development (net of settlement of trade debt of $207 and $141 for the nine and three months ended September 30, 2007, respectively, and $279 and $141 for the nine and three months ended September 30, 2006, respectively)	1,778	486	565	193
Selling, general, and administrative (net of trade debt and interest settlement of $124 and $39 for the nine and three months ended September 30, 2007, respectively, and net of settlement of trade debt, interest and lease obligation of $1,114 and $397 for the nine and three months ended September 30, 2006, respectively)	3,343	4,606	1,035	1,244

Total operating expenses	5,121	5,111	1,600	1,356

Operating loss	(5,066)	(5,041)	(1,585)	(1,335)

Other income
Unrealized gain on convertible securities	7	—	—	—
Interest income	17	12	16	11

Total other income	24	12	16	11

Net loss	(5,042)	(5,029)	(1,569)	(1,324)

Preferred stock dividend	(323)	(648)	(11)	—

Net loss applicable to common stockholders	$(5,365)	$(5,677)	$(1,580)	$(1,324)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	338,980,478	224,293,002	352,611,158	275,506,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2007	2006
	(Unaudited)
Operating activities:
Net loss	$(5,042)	$(5,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	173
Depreciation and amortization	14	31
Gain on settlement of trade indebtedness	(331)	(1,569)
Impairment charge of property asset	—	169
Interest charge on note conversion settled in stock	—	1,321
Notes issued in payment of an expense	—	48
Stock and warrants issued in settlement of debt	467	166
Stock and warrants issued to non-employees for services	460	857
Unrealized gain on convertible securities	(7)	—
Non-cash compensation expense	513	1,099
Non-cash interest related to warrant modification	182	—
Changes in assets and liabilities:
Accounts receivable	3	10
Inventories	—	26
Prepaid expenses and other current assets	(59)	(169)
Accounts payable	(284)	(699)
Accrued expenses	(622)	(454)

Net cash used in operating activities	(4,706)	(4,020)

Investing activities:
Purchases of fixed assets	(249)	(20)

Net cash used in investing activities	(249)	(20)

Financing activities:
Net proceeds from issuance of common stock	3,085	5,040
Proceeds from exercise of warrants	2,189	44
Proceeds from exercise of options	50	—
Lease obligation	—	(96)
Payment of notes payable	(355)	(75)

Net cash provided by financing activities	4,969	4,913

Net increase in cash and cash equivalents	14	873

Cash and cash equivalents at the beginning of period	874	—

Cash and cash equivalents at end of period	$888	$873

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$23	$—

Non-cash transactions during the period for:
Financing costs	$—	$239
Convertible promissory notes and accrued interest converted into common stock	$—	$3,557
Preferred stock and cumulative dividends converted into common stock	$1,456	$4,217
Convertible securities	$560	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOCORE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)
(Unaudited)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
January 1, 2007	574,642	$2,920	312,429,579	$312	192,088	$(327)	$70,925	$(77,170)	$(75)	$(3,415)
Comprehensive Loss:
Net loss		—		—		—	—	(5,042)	—	(5,042)
Foreign currency translation		—		—		—	—	—	(2)	(2)

Total net comprehensive loss		—		—		—	—	—	—	(5,044)
Series B preferred stock and cumulative dividends converted to common stock	(103,250)	(413)	655,482	1		—	511	(99)	—	—
Series E preferred stock and cumulative dividends converted to common stock	(32,714)	(720)	1,350,497	2		—	942	(224)	—	—
Sale of common stock, net of financing costs of $250		—	12,438,889	12		—	3,073	—	—	3,085
Exercise of warrants		—	23,666,132	24		—	2,165	—	—	2,189
Exercise of stock options		—	250,000	—		—	50	—	—	50
Common stock issued for services		—	293,268	—		—	98	—	—	98
Common stock issued in settlement of debt		—	1,866,597	2		—	465	—	—	467
Warrant conversion exercise price modification		—		—		—	182	—	—	182
Convertible securities in excess of authorized		—		—		—	560	—	—	560
Warrants issued for compensation		—		—		—	513	—	—	513
Warrants issued for services		—		—		—	362	—	—	362

September 30, 2007	438,678	$1,787	352,950,444	$353	192,088	$(327)	$79,846	$(82,535)	$(77)	$(953)

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
     CCI is a life sciences company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection and treatment of cancer. CCI is currently focused on the production and sales launch of its SoftPap™ cervical collection device and the design and development of its screening systems for cervical, endometrial, and bladder precancerous and cancerous conditions through the CytoCore Solutions™ System. The CytoCore Solutions™ System utilizes the Company’s Automated Image Proteomic System or AIPS™ image analysis that provides for automated slide screening of the P2X7 genetic biomarker from cytological and histological specimens. The CytoCore Solutions™ System and its components are intended to screen for cancer and eventually treat cancer through the administration of a Food and Drug Administration approved-therapeutic agent from CCI’s drug delivery system. We believe the CytoCore Solutions™ System or its components may be used in a laboratory, clinic or doctor’s office.
     The Company hopes to integrate the next generation AIPS system into the CytoCore Solutions™ System to be used for various cancer-screening tests. As a result, the Company has discontinued production and sales of the AcCell Savant™ System.
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
     Implementation of the Company’s plans and its ability to continue as a going concern will depend upon its raising additional capital. During the nine months ended September 30, 2007, the Company raised net proceeds of $3.1 million through the sale of unregistered, restricted common stock and $2.2 million from the exercise of warrants and options to purchase common stock. At September 30, 2007, the Company had $0.9 million in cash. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, it may be unable to fully resume its product development and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Basis of Presentation
     The condensed consolidated financial statements and the notes thereto for the periods ended September 30, 2007 and 2006 included herein have been prepared by management and are unaudited. Such condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature, except for the adjustment for convertible securities which is discussed in Note. 8 Convertible Securities and the adjustments for settlement of trade debt disclosed in the Statement of Operations. These interim results are not necessarily indicative of the results for the fiscal year ending December 31, 2007 or for any subsequent period.

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
     Reclassifications. Certain prior period balances have been reclassified in the condensed consolidated financial statements to conform to the current year presentation. As a result, interest expense to related parties totaling $14,000 for the nine months ended September 30, 2006 was reclassified to selling, general, and administrative expenses. This reclassification had no effect on the reported net loss.
Note 3. Fixed Assets
     Fixed assets consist of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Furniture and fixtures	$124	$124
Laboratory equipment	595	595
Computer and communications equipment	340	331
Tooling	440	201
Leasehold improvements	28	28

	1,527	1,279
Less accumulated depreciation and amortization	(1,051)	(1,037)

Total	$476	$242

Note 4. Accrued Expenses
     Accrued expenses include the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Accrued interest	$348	$478
Accrued settlement costs for legal fees	—	438
Accrued franchise and other taxes	669	589
Accrued compensation	180	180
Other accrued expenses	166	140

Total	$1,363	$1,825

Note 5. Notes Payable
     Notes payable consist of:

	September 30,	December 31,
	2007	2006
	(unaudited)
Bridge II Convertible Promissory Note; due July 31, 2004; interest rate 15% per annum; convertible into common stock at $0.15 per share; with warrants at an exercise price of $0.20 per share. Principal and interest totaling $78,109 fully paid in March 2007	—	50
MonoGen, Inc. $305,000 Promissory Note issued October 14, 2004; interest rate 14% per annum; first installment of $25,000 due November 1, 2004 with monthly principal and interest installments of $10,000 thereafter; Principal and interest totaling $325,000 paid in March 2007	—	305
Robert Shaw, $25,000 Convertible Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001	15	15

	September 30,	December 31,
	2007	2006
	(unaudited)
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21
Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; due December 27, 1999 represents a debt of AccuMed	34	34

	$70	$425

     Defaults. The Company has failed to make principal and interest payments when due under the note due to Ventana included above. The note, upon such a payment default, permits the holder to declare all amounts immediately due and payable. CCI has not received any written declarations of default from Ventana regarding its outstanding note payable.
Note 6. Stockholders’ Equity
     Loss per share
     A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Basic and Diluted:
Net loss applicable to common stockholder	$(5,365)	$(5,677)	$(1,580)	$(1,324)
Weighted average common shares outstanding	338,980,478	224,293,002	352,611,158	275,506,600
Net loss per common share	$(0.02)	$(0.03)	$(0.00)	$(0.00)

     Stock options and warrants to purchase an aggregate 33,462,909 and 51,586,609 shares outstanding at September 30, 2007 and September 30, 2006, respectively, preferred stock convertible into 4,828,368 and 6,662,402 shares at September 30, 2007 and September 30, 2006, respectively, and notes convertible into 12,600,760 shares at September 30, 2006 were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the periods ended September 30, 2007 and September 30, 2006.
     As of September 30, 2007, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with SFAS No. 128, “Earnings per Share”, these dividends were added to the net loss in the net loss per share. After taking these undeclared and unpaid preferred dividends into account for the periods, the net loss applicable to common stockholders for the nine and three months ended September 30, 2007 was $5,577,000 and $1,650,000, respectively.
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

     Preferred Stock

	September 30,	December 31,
	2007	2006
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
	(unaudited)
Series A convertible	82,655	82,655
Series B convertible, 10% cumulative dividend	122,486	225,736
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	20,204	52,918

Total Preferred Stock	438,678	574,642

     Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share
Conversion Price:	$10.3034 per share
Conversion Rate:	0.4367—Liquidation Value divided by Conversion Price ($4.50/$10.3034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	4.00—Liquidation Value divided by Conversion Price ($4.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2007 were $324,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$0.60 per share
Conversion Rate:	5.00—Liquidation Value divided by Conversion Price ($3.00/$0.60)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2007 were $68,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$1.00 per share
Conversion Rate:	10.00—Liquidation Value divided by Conversion Price ($10.00/$1.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2007 were $1,036,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$0.80 per share
Conversion Rate:	27.50—Liquidation Value divided by Conversion Price ($22.00/$0.80)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2007 were $266,000
     We only record dividends upon conversion of the preferred stock; dividends are paid in-kind through the issuance of common stock.

     Conversion of Certain Preferred Shares for Common Shares
     During the three months ended September 30, 2007, holders of an aggregate 2,057 shares of Series E Convertible Preferred stock elected to convert such preferred shares and accrued dividends into an aggregate 87,700 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $10,606.
     During the nine months ended September 30, 2007, holders of an aggregate 135,964 shares of preferred stock of CCI elected to convert such preferred shares and accrued dividends into an aggregate 2,005,979 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $323,751. Holders of 103,250 shares of Series B Convertible Preferred stock converted such shares and accrued dividends into 655,482 unregistered shares of the Company’s common stock. Holders of 32,714 shares of Series E Convertible Preferred shares converted such stock and accrued dividends into 1,350,497 unregistered shares of the Company’s common stock
     Issuance of Common Shares for Cash
     During the third quarter of 2007, the Company issued 159,903 shares of unregistered, restricted common stock to accredited investors for funds received in prior quarters. These investments were reflected in additional paid-in-capital until the shares were issued by the transfer agent. For the nine months ended September 30, 2007, CCI received net proceeds of $3,085,000 from the issuance of 12,438,889 shares of unregistered, restricted common shares.
     During the nine months ended September 30, 2007, the Company received aggregate proceeds of $2,189,000 from the exercise of warrants to purchase 21,744,891 shares of common stock. In connection with some of these warrant exercises, the Company reduced the exercise price from the original stated exercise price in order to induce the warrant holder to exercise and enable the Company to raise needed cash. The Company recorded the fair value of these modifications at the time of each exercise, which resulted in an aggregate $182,000 recorded as additional interest expense during the nine months ended September 30, 2007, since the modified warrants were originally issued primarily in connection with the various convertible notes of the Company. Included in these warrant exercises were warrants exercised by CCI’s chief executive and financial officer, who exercised 505,794 warrants to purchase common stock at a modified exercise price of $0.10 per share, resulting in a charge of $52,000 to interest expense, and warrants held by a director, who exercised 4,188,000 warrants to purchase common stock at a modified exercise price of $0.10 per share, resulting in a charge of $232,000 to selling, general and administrative expense.
     For the nine months ended September 30, 2007, holders of warrants to purchase an aggregate 2,764,146 shares of common stock exercised their warrants under a cashless exercise option. As a result, they received 1,921,241 shares of common stock.
     Also during the nine months ended September 30, 2007, the Company received proceeds of $50,000 from the exercise of stock options for 250,000 shares of common stock.
     Issuance of Stock as a Settlement
     In June 2007, CCI issued 1,866,597 shares of common stock with a value of $467,000 to a creditor of Peter Gombrich, CCI’s former CEO and director, as a partial payment of an arbitrators’ award to Mr. Gombrich (see Note 9. Commitments and Contingencies Not Described Elsewhere).
     Issuance of Stock and Warrants as Payment for Services
     During the third quarter of 2007, CCI issued 72,040 shares of restricted, unregistered common stock to non-employees for services rendered. The Company valued the common stock at $25,000, using fair value, between $0.25 and $0.39 per share. For the nine months ending September 30, 2007, CCI issued an aggregate 293,268 shares of restricted, unregistered shares of common stock to non-employees. The Company valued the common stock at $98,000, using fair value, between $0.19 and $0.58 per share.

     Also during the quarter ended September 30, 2007, the Company issued warrants to purchase an aggregate 421,429 shares of restricted, unregistered common stock at exercise prices from $0.28 to $0.35 per share to non-employee vendors as partial payment for services performed. The warrants have a term of three to four years and are exercisable immediately. CCI valued the warrants at $97,000 and recorded $8,000 as a research and development expense and $89,000 as a selling, general and administrative expense. For the nine months ended September 30, 2007, the Company issued to vendors warrants to purchase an aggregate 1,177,620 shares of restricted, unregistered common stock at exercise prices of $0.13 to $0.35 per share. CCI valued the warrants at $362,000 using the Black-Scholes valuation model.
     Issuance of Warrants as Payment for Employee Compensation
     During the quarter ended September 30, 2007, CCI issued to non-executive employees warrants to purchase an aggregate 120,000 shares of restricted, unregistered shares of common stock at exercise prices of $0.16 and $0.166 per share. The Company valued the warrants at $21,000 using the Black-Scholes valuation model. These warrants were recorded as non-cash compensation in selling, general and administration expense for the quarter. During the nine months ended September 30, 2007 the Company issued to non-executive employees warrants to purchase an aggregate 760,000 shares of common stock with exercise prices from $0.16 to $0.2867. CCI valued these warrants at $206,000 using the Black-Scholes model.
     During the nine months ended September 30, 2007, the Company issued to its executive officers, as described in Note 7 below, warrants to purchase an aggregate 1,050,000 shares of common stock at exercise prices of $0.20 to $0.2667 per share. These warrants were issued in part for the attainment of certain goals as provided for in their employment agreements. CCI valued the warrants at $307,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the nine months ended September 30, 2007 and 2006:

	2007	2006
Expected volatility	120% — 143%	84% — 206%
Expected term (years)	1.5	3.5 — 5
Risk-free interest rate	4.25%	4.25% — 5.07%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.26 — $0.32	$0.12
Note 7. Equity Incentive Plan and Employee Stock Purchase Plan and other Share-Based Employee Payments
     The Company has shareholder-approved stock incentive plans for employees and directors. For the three and nine months ended September 30, 2007, the Company did not grant any options under such plans or otherwise.
     However, during the three months ended September 30, 2007, the Company issued to non-executive employees warrants to purchase an aggregate 120,000 shares of common stock with exercise prices of $0.16and $0.166 per share. See Note 6. Stockholders’ Equity. The Company valued these warrants together at $21,000 using the Black-Scholes valuation model. The warrants have a term of three years and are immediately exercisable. During the nine months ended September 30, 2007 the Company issued to non-executive employees warrants to purchase an aggregate 760,000 shares of common stock with exercise prices from $0.16 to $0.2867. CCI valued these warrants at $206,000 using the Black-Scholes model.
     During the nine months ended September 30, 2007, CCI issued to its former chief executive officer under the terms of his employment agreement warrants to purchase a total of 500,000 shares of common stock with an exercise price of $0.20 per share and to its president warrants to purchase 300,000 shares of common stock with an exercise price of $0.2667. The warrants have a term of three years and are exercisable immediately. CCI valued the warrants collectively at $198,000 using the Black-Scholes valuation model. In addition during the period, CCI issued its chief financial officer under the terms of his employment agreement warrants to purchase a total of 250,000 shares of common stock with an exercise price of $0.26 per share. The warrants have a term of three years and became exercisable on June 21, 2007. CCI valued the warrants at $109,000 using the Black-Scholes valuation model.
     The Company recorded a total of $513,000 as non-cash compensation expense for the nine months ended September 30, 2007 in connection with these officer and employee warrants.
Note 8. Convertible Securities
       As of December 31, 2006, the Company had an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that exceeded the number of the Company’s total authorized common shares by 1,891,768 shares. The Company determined that the excess shares were related to warrants issued at the end of 2006. Based upon EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. As a result, as of December 31, 2006 the Company reported a liability of $567,000. As of March 31, 2007, the Company remeasured this liability, in accordance with EITF 00-19, and recorded an unrealized loss of $379,000. During the quarter ended June 30, 2007, the Company issued more securities and a number of warrants expired. On June 21, 2007, the shareholders of the Company authorized an increase in the number of authorized common shares of the Company from 375,000,000 to 500,000,000 shares. As a result of the increase in authorized common shares, the Company did not have equity instruments issued or exercisable in excess of the authorized capital and therefore no liability at September 30, 2007. The Company remeasured the liability up until the day the shareholders authorized the increase in shares and determined the Company had an unrealized gain of $7,000 for the nine months ended September 30, 2007.
Note 9. Commitments and Contingencies Not Described Elsewhere
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended on December 31, 2006, as filed with the SEC. The following includes all material proceedings, including any that were initiated, resolved or had material developments since the date of the Company’s Annual Report on Form 10-KSB/A.
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
     NeoMed Innovation III L.P. In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Eastern District of Illinois (Case No. 07C 5721). NeoMed alleges that the Company has breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 in the form of common stock valued at $0.15 adjusted for stock splits and equity raised at lower valuations. In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. NeoMed is demanding that the Company honor the alleged contract. CCI believes its payment to NeoMed of principal and accrued interest satisfied all of CCI’s obligations to NeoMed.
     Diamics, Inc. In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (“the Note”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if the company’s payment of the loan installments to Dr. Jilek were not timely made. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Note to the Company. The case has been transferred to the Superior Court of San Diego. CCI believes the assigned ownership rights to 10% of Diamics are valid and enforceable. As such, the Company has not recorded any value for this ownership, pending the outcome of this litigation.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 under “Other Creditors; Wage and Related Claims.” The following matters were resolved or had developments since the date of the Company’s Form 10-KSB/A.
     Other Creditors.
     During the quarter ending September 30, 2007, sixteen creditors settled a total of $215,000 of trade debt for payments of $35,000. For the nine months ended September 30, 2007, eighteen creditors settled a total of $453,000 of trade debt and interest for payments of $122,000. CCI recorded a credit to research and development of $207,000 and a credit to selling, general and administration of $124,000 for the nine month period.
Note 10. Special Meeting of Shareholders
     In September 2007, CCI’s Board of Directors called a special meeting of the Company’s shareholders to be held on November 19, 2007, to consider and vote on an amendment to the Company’s Certificate of Incorporation (as amended to date) to effect a reverse stock split of the common stock, $.001 par value, of the Company by a ratio of not less than one-for-five and not more than one-for-ten, with the exact ratio to be set within such range in the discretion of the Board of Directors, without further approval or authorization of stockholders.
Note 11. Subsequent Events
     In October 2007, Dr. Floyd Taub, the Company’s Chief Executive Officer and a Director of the Company, was terminated as Chief Executive Officer. Dr Taub will remain as a Director of the Company. CCI’s Chief Financial Officer, Robert McCullough, has assumed the additional role of Chief Executive Officer, and the Company’s President, Richard Domanik PhD, has been appointed as the Company’s Chief Operating Officer.The Board of Directors also elected Daniel Burns to the Board of Directors as Chairman. See Part II, Item 5 for more information.
     On November 1, 2007, the Company entered into a Distribution Agreement with M.O.S.S. S.r.l., a medical device distribution company located in Italy (“MOSS”). Pursuant to the agreement, MOSS will act as the exclusive distributor in Italy of CytoCore’s SoftPap™ cervical cell collection device. The agreement provides for certain annual minimum purchase requirements for the products, ranging from 1 million units in the first 12 month period to 2.5 million units in the third 12-month period. The agreement’s initial term is four years, and automatically renews for an additional three-year period unless notice of termination is received by a party at least 12 months prior to the expiration of the initial term.
     On November 6, 2007, CytoCore announced that it had entered into a second Distribution Agreement, this time with MUNDITER — Intercâmbio Mundial de Comércio, S.A., a company specializing in the distribution and maintenance of hospital equipment and medical products (“Munditer”). Pursuant to the agreement, Munditer will act as the exclusive distributor of the SoftPap™ cervical cell collection device in Portugal. The annual minimum purchase requirements for the products under the Munditer distribution agreement range from 300,000 units in the first 12 month period to 1 million units in the third 12-month period. The agreement’s initial term is two years, and automatically renews for an additional three-year period unless notice of termination is received by a party at least 12 months prior to the expiration of the initial term.
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
Overview of CytoCore, Inc.
     CytoCore, Inc. is a life sciences company engaged in the design, development, and commercialization of cost-effective screening systems to assist in the early detection of cancer. CCI is currently focused on the production and sales launch of its SofTPap™ cervical cell collection device and the design, development and marketing of its CytoCore Solutions™ System and related image analysis systems for uterine, endometrial, cervical and bladder cancers. The CytoCore Solutions™ System and related products are intended to detect cancer and cancer-related diseases, and may be used in a laboratory, clinic or doctor’s office.

     Our strategy is to develop products through internal development processes, strategic partnerships and licenses. This strategy has required and will continue to require significant additional capital. As a result, we will continue to incur operating losses until we are able to successfully market some, or all, of our products.
     With the resumption of clinical operations and product development, as well as the recent execution of distribution agreements, the Company believes its Food and Drug Administration-approved product, the e2 Collector, will generate revenue in the near future. Management expects that significant on-going operating expenditures, however, will be necessary to successfully implement the Company’s business plan to develop, manufacture and market this product and others. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing additional financing. During the first nine months of 2007, CCI raised net proceeds of $3.1 million through the private sale of unregistered, restricted common stock, and $2.2 million from the exercise of warrants and stock options. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
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
Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006
     Revenue
     Revenues for the three months ended September 30, 2007 decreased to $15,000 from $21,000 for the three months ended September 30, a decrease of $6,000 or approximately 29%. This decrease was the result of a reduction in revenue from the licensing fees for our slide-based installed systems.
     Costs and Expenses
     Cost of Revenues
     The credit of $81,000 in the cost of revenues for the three months ended September 30, 2006 resulted from the settlement of trade debt. There was no cost of revenue for the three months ended September 30, 2007.
     Research and Development
     For the quarter ended September 30, 2007, our research and development (“R&D”) expenses were $565,000, net of settlement of trade debt of $141,000, an increase of $372,000, or 193%, over R&D expenses of $193,000 (net of settlements of trade debt totaling $141,000) for the same period in 2006. Of this net increase of $372,000, $325,000 was related to contract R&D and clinical trial costs, $15,000 was related to medical consultants, and $32,000 was primarily for the addition of one engineer.

     R&D expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at CCI’s Chicago office. Expenses include clinical trials, industrial design and engineering covering the disposable and instrument components of the CytoCore Solutions System, payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace, and payroll-related costs for in-house engineering, scientific, laboratory, software development, and research management staff.
     Selling, General and Administrative
     For the quarter ended September 30, 2007, selling, general and administrative expenses (“SG&A”) were $1,035,000, net of a credit in the amount of $39,000 for settlement of trade debt, a decrease of $209,000, or 17%, over SG&A expenses of $1,244,000, net of a credit in the amount of $397,000 for settlement of trade debt, interest and legal obligation, for the same period in 2006. Of this net decrease of $209,000, compensation expense was reduced by $506,000, interest expense decreased $48,000, outside consulting costs decreased $112,000, professional fees for legal and accounting services decreased $139,000 and financing costs decreased $80,000, which was partially offset by a decrease in the net reduction of debt totaling $358,000, and increases in investor and public relations expenses of $77,000, temporary help expenses of $50,000, product design packaging expenses of $48,000, employee recruitment expenses of $21,000 and employee benefits expenses of $25,000.
     Compensation expense decreased approximately $506,000 during the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. Of this decrease approximately $725,000 was related to a non-cash charge in 2006 in connection with the issuance of warrants to employees, partially offset by a $219,000 increase in compensation expense for the addition of an executive officer and another employee and a full quarter’s compensation to existing employees.
     Significant components of SG&A are compensation costs for executive, sales and administrative personnel; professional fees primarily related to legal and accounting services; travel costs; fees for public and/or investor relations services; insurance premiums; facilities and office expenses; marketing-related costs; interest expense; and amortization/depreciation charges.
     Net Loss
     The net loss for the three-month period ended September 30, 2007 totaled $1,569,000, before preferred dividends of $11,000, compared with $1,324,000 for the same period in 2006, a decrease of $245,000 or 19%. The decrease resulted primarily from the reduction in the non-cash charge to compensation for warrants issued to officers and directors, partially offset by an increase in R&D and SG&A expenses due to the Company expanding its operations. In addition, cumulative dividends on the Company’s outstanding Series E convertible preferred stock totaled $11,000 for the quarter ended September 30, 2007. There were no preferred dividends declared for the three months ended September 30, 2006. The net loss applicable to common stockholders for the three months ended September 30, 2007 was $1,580,000, or $0.00 per share, on 352,611,158 weighted average common shares outstanding. This compared with the net loss applicable to common stockholders for the three-month period ended September 30, 2006 of $1,324,000, or $0.00 per share, on 275,506,600 weighted average common shares outstanding.
Nine Months Ended September 30, 2007 as compared to Nine Months Ended September 30, 2006
     Revenues
     Revenues for the nine months ended September 30, 2007 decreased $15,000, or 21%, to $55,000 from $70,000 for the nine months ended September 30, 2006. This decrease was the result of a reduction in revenue from the licensing fees for our slide-based installed systems.

     Costs and Expenses
     Cost of Revenues
     There was no cost of revenues for the nine month period ended September 30, 2007. The charge for the nine months ended September 30, 2006 is comprised of an impairment charge of $169,000 related to design and tooling equipment and the increase in the reserve for inventory valuation of $27,000, offset by a credit of $177,000 for the settlement of trade debt.
     Research and Development
     R&D expenses increased to $1,778,000 (net of settlements of trade debt of $207,000) for the nine month period ended September 30, 2007. This represents a 266% increase, or $1,292,000, over R&D expenses of $486,000 (net of settlements of debt totaling $279,000) for the nine month period ended September 30, 2006. Of this increase, $963,000 was related to a full nine months of contract R&D and on-going clinical trial costs, $222,000 was related to medical consultants assisting with the clinical trials and the medical advisory board, and $75,000 was primarily for the addition of one engineer. These increases were partially offset by a reduction in licensing fees and medical conference expenses.
     Selling, General and Administrative
     For the nine month period ended September 30, 2007, SG&A expenses were $3,343,000, net of settlements of debt and interest of $124,000, a decrease of $1,263,000 or 27% over SG&A expenses of $4,606,000, net of a credit of $1,114,000 for the settlement of trade debt, interest and lease obligation, for the nine month period ended September 30, 2006. Of this decrease of $1,263,000, $1,596,000 related to interest expense, $102,000 related to professional fees resulting from the settlement of lawsuits and hiring personnel in the finance department, $462,000 in the use of outside consultants, a decrease in compensation expense totaling $56,000 and a reduction in financing costs totaling $292,000, partially offset by net reduction in the settlements of debt totaling $990,000, $141,000 related to investor and public relations and $204,000 related to other SG&A expenses incurred during a full nine months of operations.
     The decrease in compensation expense, totaling $56,000, includes a full nine months of operations for the period ending September 30, 2007. This decrease included a reduction of $725,000 in non-cash charges relating to warrant expense for officers and directors, offset by the increase in salaries totaling $534,000 for the addition of five administrative and sales personnel, $45,000 for severance compensation for an executive officer and $90,000 for compensation to outside directors.
     The decrease in interest expense of $1,596,000, net of settlements of interest totaling $85,000 and $69,000 for the nine months ending September 30, 2007 and 2006, respectively, includes a non-cash charge of $1,321,000 in 2006 for the beneficial conversion of debt into equity at a rate below the conversion rate stated in the notes, partially offset by a non-cash charge of $182,000 related to the modification of warrants exercised during the nine months ended September 30, 2007.
     Other Income
     The non-cash credit of $7,000 for unrealized gain on convertible securities during the nine months ended September 30, 2007 resulted from the Company having an aggregate number of shares issued or issuable as well as instruments convertible or exercisable into common shares that exceeded its number of authorized common shares. The credit represents the change in the fair value of the excess shares between December 31, 2006 and September 30, 2007.
     Net Loss
     The net loss for the nine month period ended September 30, 2007, before preferred dividends, totaled $5,042,000 compared with $5,029,000 for the nine month period ended September 30, 2006, an increase of $13,000. The increase resulted primarily from an increase in R&D expenses incurred during a full nine months of operations, partially offset by a reduction of SG&A expenses primarily due to the $1,596,000 reduction of interest expense. Included in the net loss for the period ending September 30, 2006 was a non-cash charge to interest expense for the beneficial conversion of debt to equity. In addition, cumulative dividends on the Company’s outstanding Series B and Series E convertible preferred shares totaled $323,000 for the nine months ended September 30, 2007, compared with $648,000 on the Company’s Series B, Series C and Series E convertible preferred stock for the same period in

2006. Cumulative dividends are not recognized until the underlying preferred stock is converted to equity. The net loss per share, on 338,980,478 weighted average shares outstanding during the nine months ended September 30, 2007, was $5,365,000 or $0.02 per share. This compares to the net loss of $5,677,000 or $0.03 per share on weighted average shares outstanding of 224,293,002 for the same period ended September 30, 2006.
Liquidity and Capital Resources
     Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into product manufacturing, initial sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. CCI has provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. The Company will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. During the nine months ended September 30, 2007 approximately $4,706,000 was used in operating activities and $4,020,000 was used in operations during the first nine months of 2006.
     During the nine months ended September 30, 2007, CCI invested $240,000 in the manufacture of tooling for the production of our products.
     We were able to raise proceeds of $5,324,000, net of financing costs of $250,000, through the sale of common stock and the exercise of warrants and options during the nine months ended September 30, 2007, compared to $5,084,000 for the same period in 2006. The proceeds of the common stock offerings were used to continue clinical operations and satisfy certain present and past obligations. We also repaid $355,000 of notes during the first quarter of 2007.
     At September 30, 2007, the Company had $888,000 in cash as compared to $874,000 cash on hand as of December 31, 2006. The Company anticipates that it will have to raise more capital within the next twelve months to continue operations.
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
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive and financial officer and chief operating officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that review and evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are not effective to ensure that such officers are provided with information related to the Company required to be disclosed in the reports filed or submitted by CCI under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the third quarter of 2007.
     As of December 31, 2006, our independent auditors reported in our Annual Report on Form 10KSB/A upon certain material weaknesses in the Company’s internal control over financial reporting. Management is in the process of remediating such material weaknesses. During the nine months ended September 30, 2007, the Company took certain corrective actions which it believes have strengthened its internal controls such as upgrading its accounting system, expanding the accounting department, hiring a third party firm to assist management in evaluation and strengthening it’s internal controls and employing a third party tax consultant.
     It must be noted, however, that all internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls and, therefore, can provide only reasonable assurance as to financial statement preparation and safeguarding of Company assets.
     During the quarter ended September 30, 2007, the Company employed a third party consultant to assist it in evaluating and possibly strengthening CCI’s internal controls.
     Management believes that while it has strengthened the internal controls over financial reporting, it will continue to review and improve such controls as circumstances require or as management deems necessary or appropriate.
Part II. Other Information
Item 1. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended on December 31, 2006, as filed with the SEC. The following includes all material proceedings including any that were initiated, resolved or had material developments since the date of the Company’s Annual Report on Form 10-KSB/A.
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
     NeoMed Innovation III L.P. In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Eastern District of Illinois (Case No. 07C 5721). NeoMed alleges that the Company has breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 in the form of common stock valued at $0.15 adjusted for stock splits and equity raised at lower valuations not complied with an agreement made in 2003. In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. NeoMed is demanding that the Company honor the alleged contract. CCI believes its payment to NeoMed of principal and accrued interest satisfied all of CCI’s obligations owed to NeoMed.
     Diamics, Inc. In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (the “Note”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if the company’s payment of the loan installments to Dr. Jilek were not timely made. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Note to the Company. The case has been transferred to the Superior Court of San Diego. CCI believes the assigned ownership rights to 10% of Diamics are valid and enforceable. As such, the Company has not recorded any value for this ownership, pending the outcome of this litigation.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 under “Other Creditors; Wage and Related Claims.” The following matters were resolved or had material developments since the date of the Company’s Form 10-KSB/A.
     Other Creditors
      During the quarter ending September 30, 2007, sixteen creditors settled a total of $215,000 of trade debt for payments of $35,000. For the nine months ended September 30, 2007, eighteen creditors settled a total of $453,000 of trade debt and interest for payments of $122,000. CCI recorded a credit to research and development of $207,000 and a credit to selling, general and administration of $124,000 for the nine month period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Common Stock. During the third quarter of 2007, the Company issued 159,903 shares of unregistered, restricted common stock to accredited investors for funds received in prior quarters. These investments were reflected in additional paid-in-capital until the shares were issued by the transfer agent. For the nine months ended September 30, 2007, CCI received net proceeds of $3,085,000 from the issuance of 12,438,889 shares of unregistered, restricted common shares.

     During the nine months ended September 30, 2007, the Company received aggregate proceeds of $2,189,000 from the exercise of warrants to purchase 21,744,891 shares of common stock. In connection with some of these warrant exercises, the Company reduced the exercise price from the original stated exercise price in order to induce the warrant holder to exercise and enable the Company to raise needed cash. The Company recorded the fair value of these modifications at the time of each exercise, which resulted in an aggregate $182,000 recorded as additional interest expense during the nine months ended September 30, 2007, since the modified warrants were originally issued primarily in connection with the various convertible notes of the Company. Included in these warrant exercises were warrants exercised by CCI’s chief executive and financial officer, who exercised 505,794 warrants to purchase common stock at a modified exercise price of $0.10 per share, resulting in a charge of $52,000 to interest expense, and warrants held by a director, who exercised 4,188,500 warrants to purchase common stock at a modified exercise price of $0.10 per share, resulting in a charge of $232,000 to selling, general and administrative expense.
     For the nine months ended September 30, 2007, holders of warrants to purchase an aggregate 2,764,146 shares of common stock exercised their warrants under a cashless exercise option. As a result, they received 1,921,241 shares of common stock.
     Also during the nine months ended September 30, 2007, the Company received proceeds of $50,000 from the exercise of stock options for 250,000 shares of common stock.
     Issuance of Stock as a Settlement
     In June 2007, CCI issued 1,866,597 shares of common stock with a value of $467,000 to a creditor of Peter Gombrich as a partial payment of an arbitrators’ award to Mr. Gombrich (see Note 9. Commitments and Contingencies Not Described Elsewhere).
     Issuance of Stock and Warrants as Payment for Services
     During the third quarter of 2007, CCI issued 72,040 shares of restricted, unregistered common stock to non-employees for services rendered. The Company valued the common stock at $25,000, using fair value, between $0.25 and $0.39 per share. For the nine months ending September 30, 2007, CCI issued an aggregate 293,268 shares of restricted, unregistered shares of common stock to non-employees. The Company valued the common stock at $98,000, using fair value, between $0.19 and $0.58 per share.
     Also during the quarter ended September 30, 2007, the Company issued warrants to purchase an aggregate 421,429 shares of restricted, unregistered common stock at exercise prices from $0.28 to $0.35 per share to non-employee vendors as partial payment for services performed. The warrants have a term of three to four years and are exercisable immediately. CCI valued the warrants at $97,000 and recorded $8,000 as a research and development expense and $89,000 as a selling, general and administrative expense. For the nine months ended September 30, 2007, the Company issued to vendors warrants to purchase an aggregate 1,177,620 shares of restricted, unregistered common stock at exercise prices of $0.13 to $0.35 per share. CCI valued the warrants at $362,000 using the Black-Scholes valuation model.
     Issuance of Warrants as Payment for Employee Compensation
     During the quarter ended September 30, 2007, CCI issued to non-executive employees warrants to purchase an aggregate 120,000 shares of restricted, unregistered shares of common stock at exercise prices of $0.16 and $0.166 per share. The Company valued the warrants at $21,000 using the Black-Scholes valuation model. These warrants were recorded as non-cash compensation in selling, general and administration expense for the quarter. During the nine months ended September 30, 2007 the Company issued to non-executive employees warrants to purchase an aggregate 760,000 shares of common stock with exercise prices from $0.16 to $0.2867. CCI valued these warrants at $206,000 using the Black-Scholes model.
     During the nine months ended September 30, 2007, the Company issued to its executive officers warrants to purchase an aggregate 1,050,000 shares of common stock at exercise prices of $0.20 to $0.2667 per share. These warrants were issued in part for the attainment of certain goals as provided for in their employment agreements. CCI valued the warrants at $307,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense.
     Conversion of Certain Preferred Shares for Common Shares
     During the three months ended September 30, 2007, holders of an aggregate 2,057 shares of Series E Convertible Preferred shares elected to convert such preferred shares and accrued dividends into an aggregate 87,700 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $10,606.
     During the nine months ended September 30, 2007, holders of an aggregate 135,964 shares of preferred stock of CCI elected to convert such preferred shares and accrued dividends into an aggregate 2,005,979 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $323,751. Holders of 103,250 shares of Series B Convertible Preferred stock converted such shares and accrued dividends into 655,482 unregistered shares of the Company’s common stock. Holders of 32,714 shares of Series E Convertible Preferred stock converted such shares and accrued dividends into 1,350,497 unregistered shares of the Company’s common stock
     Warrants issued by the Company during the nine months ended September 30, 2007 typically expire three years from the date of issuance and are exercisable immediately upon issuance except as described herein. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws. The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.
Company Repurchases of Securities
     During the third quarter of fiscal 2007, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.
Item 3. Defaults upon Senior Securities
     As of September 30, 2007, CCI had failed to make the required principal and interest payments, constituting events of default, on the $63,000 Ventana Medical Systems, Inc. promissory note. The total amount due, including interest, as of September 30, 2007 is $26,000. The note, upon a payment default, permits the holder to declare all amounts immediately due and payable. CCI has not received any written declarations of default from Ventana regarding its outstanding note payable.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     The Company filed a current report on Form 8-K on October 26, 2007 to disclose the appointment of a new Chief Executive Officer and a new member of the Board of Directors. Information regarding the value of related person transactions between the Company and its new director, Daniel Burns, and an entity affiliated with Mr. Burns, which was not included in the original 8-K filing, is set forth below.
     Since January 1, 2006, the Company has made payments to Mr. Burns totaling $335,000 in consideration for his consulting services and reimbursement totaling $42,000 for fees and expenses. The Company also issued Mr. Burns an aggregate 4,375,000 shares of restricted common stock in April 2006, which closing price on the date of issuance was $0.18, for services rendered. In March 2007, following an offer by the Company to warrant-holders to reduce the exercise prices of their warrants to encourage exercise, Mr. Burns exercised warrants he held, with exercise prices ranging from $0.06 to $0.17 per share, to purchase an aggregate 4,188,500 shares of the Company at the discounted exercise price of $.10 per share, which resulted in gross proceeds to the Company of $418,850. In consideration of its provision of consulting services, the Company has paid Future Wave Management, Inc., of which Mr. Burns is President, $120,000 and reimbursed expenses totaling $25,000.
Item 6. Exhibits
     See Exhibit Index

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.
/s/ Robert F. McCullough,Jr
Robert F. McCullough, Jr.
Chief Executive Officer and Chief Financial Officer

Date: November 13, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Section 302 certification by principal executive and principal financial officer.

32.1	Section 906 certification by principal executive and principal financial officer.