Form 10KSB
period 2007-12-31
CytoCore Inc
filed 2008-04-03
CIK 75439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(Issuer’s Telephone Number)

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
Yes ☐      No ☑

The Company’s revenues for the fiscal year ended December 31, 2007 were $83,000.

The aggregate market value of the common stock held by non-affiliates of the Company as of March 28, 2008 was $95,843,534, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $2.70 as reported on the Over-the-Counter Bulletin Board on such date.

The number of shares of common stock outstanding as of March 28, 2008 was 40,575,556.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2007 in connection with the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☑

CYTOCORE, INC.

Annual Report on Form 10-KSB
December 31, 2007

		Page

Item 6.	Management’s Discussion and Analysis or Plan of Operation	32
	Forward-Looking Statements	32
	Overview	32
	Critical Accounting Policies and Significant Judgments and Estimates	33
	Results of Operations	34
	Revenue	34
	Costs and Expenses	34
	Cost of Revenues	34
	Research and Development	34
	Selling, General and Administrative	34
	Other Income and Expense	35
	Interest Income	35
	Interest Expense	35
	Restructuring Settlements	35
	Net Loss	35
	Liquidity and Capital Resources	35
	Off-Balance Sheet Arrangements	36
Item 7.	Financial Statements	36
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
	Dismissal of Auditors	36
	Resignation of Auditors	37
Item 8A.	Controls and Procedures	38
	Evaluation of Disclosure Controls and Procedures	38
	Management Report on Internal Control over Financial Reporting	38
	Changes in Internal Controls over Financial Reporting	38
Item 8B.	Other Information	38

PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	39
	Code of Ethics	39
Item 10.	Executive Compensation	39
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
Item 12.	Certain Relationships and Related Transactions, and Director Independence	40
Item 13.	Exhibits	40
Item 14.	Principal Accountant Fees and Services	45
Signatures		46
Certificate of Amendment to Certificate of Incorporation
Common Stock Purchase Warrant in Favor of Azimuth Corporation
Common Stock Purchase Warrant in Favor of Cadmus Corporation
Form of Common Stock Purchase Warrant Issued in 2006 and 2007 to Vendors
Registration Rights Agreement
Form of Warrant
Common Stock Purchase Warrant Issued to Augusto Ocana
Common Stock Purchase Warrant Issued to Robert McCullough Jr.
Form of Common Stock Purchase Warrants Issued to Richard A. Domanik
Form of Common Stock Purchase Warrants Issued to Non-Executive Employees
Distribution Agreement with M.O.S.S. S.r.L.
Distribution Agreement with MUNDITER - Intercambio Mundial de Comercio, S. A.
Distribution Agreement with Palex Medical S.A.
Distribution Agreement with CoMedical, Inc.
Distribution Agreement with HT Hospital Technologies GmbH
Exclusive License Agreement with University Hospitals of Cleveland
Amendment to Employment Agreement with Augusto Ocana
Second Amendment to Employment Agreement with Augusto Ocana
Form of Subscription Agreement and Letter of Investment Intent
Purchase Agreement
Subsidiaries
Consent of L. J. Soldinger Associates
Consent of Amper, Politziner & Mattia, P.C.
Certification of the CEO and CFO Pursuant to Section 302
Certification of the CEO and CFO Pursuant to Section 906

PART I

Item 1.	Description of Business

Overview

CytoCore, Inc. (“CCI” or the “Company”), formerly Molecular Diagnostics, Inc., is a clinical diagnostics company engaged in the design, development and commercialization of screening and diagnostic products, as well as therapeutic - delivery products, in women’s healthcare. CCI is currently focused on the design and development of screening and diagnostic system that can detect certain types of cancer, including endometrial and cervical cancer, affecting a woman’s reproductive tract. CCI’s initial product, the SoftPAPtm cervical cell collector, a component of the CytoCore Solutionstm System, was approved by the U.S. Food and Drug Administration for sale in the United States in February 2008, and the first commercial shipment of the product to one of the company’s European distributors was made at the end of the fourth quarter of the 2007 fiscal year.

The SoftPAPtm is a cell collection device intended to replace the spatula and brush currently used to collect patient cytology samples. It constitutes the cell collection component of the Company’s CytoCore Solutionstm System, a family of products that can be used together or separately for the screening, diagnosis and treatment of cancer related diseases. Critical to the design of the system is its ability to be used near the point of care, whether in a laboratory, a clinic or a doctor’s office. The other components of the system include certain biochemical assays and slide-based tests, the Company’s next generation specialized system for computer-assisted cytology — the Automated Image Proteomic Systems or “AIPS”tm — and a drug delivery system. The Company believes the CytoCore Solutionstm System will provide better treatment of cancer and cancer-related diseases through improved specimen quality and accuracy of test results, both in terms of a lower incidence of false negatives and fewer inadequate collections of samples. CytoCore also believes the system, because it can be used near the point of care, will expand the number of women who can be tested, thereby increasing detection and diagnosis rates.

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

In September 2001, we acquired 100% of the outstanding stock of AccuMed International, Inc. by means of a merger of AccuMed into a wholly-owned subsidiary of the Company. Shortly after the AccuMed merger we changed our corporate name to Molecular Diagnostics, Inc. The name change was effected by the merger of our wholly-owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand. In 2006, our shareholders approved a proposal to change the Company’s corporate name from Molecular Diagnostics, Inc. to CytoCore, Inc., which change was effected in Delaware in June 2006. Except where the context requires or as otherwise noted, “CCI,” the “Company,” “we” and “our” refers to CytoCore, Inc. and our subsidiaries and predecessors.

Recent Developments

During the 2007 fiscal year, CCI commenced patient clinical trials on the SoftPAPtm cervical cell collector and a research trial of a slide-based test, the EndoScan, for endometrial cancer. During the first quarter of 2008, the Company decided to suspend the research trial for the EndoScan product because of questions regarding the commercial viability of a tissue-based product. The Company intends to continue developing a cell-based test for endometrial cancer.

In November 2007, CCI executed three distribution agreements for the SoftPAPtm device for distribution into Italy, Portugal and Spain.

In December 2007, the Company completed its first commercial shipment of the SoftPAPtm device to its distributor in Italy.

In February 2008, the Company announced that the FDA approved the company’s 510(k) submission to sell CytoCore’s SoftPAPtm cervical cell collector in the United States.

In March 2008, the Company executed its first distribution agreement with a U.S. distributor, CoMedical, Inc. CoMedical will act as CCI’s exclusive distributor of the SoftPAPtm collector in Alaska, Washington, Idaho, Montana and Oregon. It also announced a fourth international distribution agreement for sales into Switzerland.

Also in March 2008, the Company completed a financing in which it raised aggregate gross proceeds of $9.4 million from the sale of units to accredited and foreign investors. Each unit consisted of two shares of the Company’s common stock, $.001 par value, and a warrant to purchase one share of common stock. Bathgate Capital Partners LLP, a registered broker-dealer, assisted CCI with a portion of the offering.

Information About Industry Segments

We operate in one industry segment involving medical screening devices, diagnostics, and supplies. All of our operations during the reporting period were conducted and managed within this segment, with a single management team that reports directly to our Chief Executive Officer.

Description of Business

CCI is a clinical diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection and treatment of cancer. CCI is currently focused on the production and sale of the SoftPAPtm cervical collection device and the design and development of its AIPS image analysis-based screening system for cervical, endometrial, bladder and other cancers. The AIPS system provides for automated slide screening of the P2X7 and other biomarkers from cytological specimens. The CytoCore Solutionstm System and its components are intended to screen for cancer and eventually treat cancer through the administration of an FDA approved therapeutic agent from CCI’s drug delivery system. We believe the CytoCore Solutionstm System or its components may be used in a laboratory, clinic or doctor’s office.

The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. Our biological marker, P2X7, and other markers in conjunction with the AIPS system are being tested in screening assays for various cancers. The P2X7 is the lead marker in the assay Cocktail-CVXtm and Cocktail-GCItm. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed an FDA-cleared sample collection device, and are developing and testing the cocktail assay markers for use with the AIPS system to screen for various cancers. We look to begin the product development of the drug delivery system in 2008 for the therapeutic treatment of various cancers with FDA approved agents.

Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

Products

The CytoCore Solutionstm System

We are currently developing and testing a family of products for use in cancer screening and diagnosis, with the initial focus on endometrial and cervical cancer. We call this family of products the CytoCore Solutionstm System. The core of the system is a combination of reagents that detect and highlight abnormal cancerous cells in a rapid and objective fashion. This technology will be primarily based on our automated imaging platform, which is a fully-automated microscope platform designed to screen and analyze cells, and detect cancerous cells. In the future, we hope to use different combinations of our reagents to detect and diagnose other types of cancer and other cancer-related diseases.

The initial applications of the CytoCore Solutionstm System are designed to provide a noninvasive screening test for the detection of endometrial and uterine cancer, and to enhance the current cervical cancer screening process performed in laboratories, commonly referred to as the Pap test. Our ultimate goal is to perform this screening test more accurately and in less time, preferably at or near the point of service, whether in a laboratory, doctor’s office, clinic or mobile medical vehicle. The CytoCore Solutionstm System includes the following components:

•	The SoftPAPtm cervical cell collection device: The SoftPAPtm collector is a sample collection device approved by the FDA for sale and consists of a small disposable balloon that is shaped to fit the cervix. The device is intended to replace the spatula and brush currently used to collect patient cytology samples.

•	Biochemical assays and slide-based tests: CytoCore’s Cocktail-CVXtm and Cocktail-GCItm are biochemical assays used to identify suspicious and abnormal cells. In the laboratory version of the system, these biochemical assays are applied to sample cells released from a collection device into a liquid preservative and deposited on a glass slide. The Company is currently working on two slide-based tests, one to screen women for endometrial cancer and another to screen for cervical cancer.

•	The Automated Imaging Proteomic System or AIPS Workstation: The AIPStm instrument, a highly-integrated and fully-automated microscopy platform, performs an automated analysis of the sample collected by the collection device and deposited on the glass slide. The analysis is performed by means of an optical scan that detects spectral tags that are attached to certain components used in the Cocktail-CVXtm and Cocktail-GCItm biochemical assays. Custom-designed image analysis software then analyzes the captured images to determine whether abnormal cells are present on the specimen slide.

•	Drug delivery system: The Company’s drug delivery system is comprised of an applicator handle and drug-delivery modality in the form of a patch that provides a timed release of a therapeutic agent directly to the surface of the cervix, designed initially to treat cervical lesions.

Research shows that the most effective means of fighting cancer is early detection and diagnosis, when treatment is most likely to be effective. In the case of cervical and endometrial cancer, early molecular changes can be detected and treated before they develop into cancer. CytoCore believes its CytoCore Solutionstm System and related technologies are diagnostic tools possessing the potential to extend the applications for pre-cancer screening by reducing human error, providing patients with test results in a more timely fashion, and improving the accuracy of such test results.

The SoftPAPtm Cervical Cell Collector

CytoCore believes its SoftPAPtm cervical cell collector offers an improvement over today’s conventional collection methods for the Pap test. The Pap test is a medical screening method, invented by Georgios Papanikolaou, designed to detect abnormalities in the female genital tract and is the leading test for cervical cancer in women. According to the National Cancer Institute, there are approximately 55 million annual Pap tests given in the United States. Worldwide, approximately 180 million tests are given and approximately 1.5 to 1.8 billion women require annual Pap testing. Cervical cancer is one of the most common malignancies found in women after breast cancer and worldwide affects between 300,000 and 400,000 annually. If detected in the precancerous stage, a vast majority of cervical cancer cases are preventable.

The United States has a relatively low incidence of cervical cancer due to widespread use of cervical cancer screening methods and significant expenditures on screening infrastructure, which includes sophisticated laboratory facilities, highly trained cytotechnologists and extensive regulatory oversight. Nonetheless, a significant number of women in the United States die annually of this preventable disease. Outside the United States, limited resources and underdeveloped or non-standardized testing infrastructure often lead to underdiagnosis of cervical disease, resulting in a significantly higher incidence of cervical cancer.

Pap tests have been the principal method for cervical cancer screening since their invention. Although the use of Pap tests has been successful in reducing the incidence of death due to cervical cancer, there are significant limitations of the test, including results leading to false negative diagnoses, limited predictive value, and inability to detect the presence of the human papillomavirus (HPV), the primary cause of cervical cancer.

The largest single source of errors in Pap tests is attributed to inadequate or incomplete sampling of the cervix, which is believed to be a chief if not the predominant factor in the false negative rate in cervical cancer screening. It has been estimated that upwards of 50% of false-negative Pap tests collected using conventional spatula and/or brush techniques are “inadequate” collections. This is due to limitations in the brush and spatula design, and issues of skill and technique employed during the test. False negative results are of major concern to patients and the medical community because they represent cases of cancer that are not detected.

Conventional cervical specimen collection is a two-step process: first, a spatula is used to harvest cells from the outer cervix (ectocervix); second, a brush is used to harvest cells from the less accessible cervical canal (endocervix). This second step is most critical in achieving an “adequate” Pap test, and is in large part dependent on the skill of the individual conducting the test and the technique used. Failure to harvest endocervical cells can result in an “inadequate” specimen diagnosis. Furthermore, because cervical cancer and its precursors have a tendency to begin proliferation from the junction between the cervix and endocervix, early detection of this preventable disease is predicated on identifying its presence before it reaches the ectocervix.

An accurate Pap test is achieved only when the brush and spatula are precisely placed and maneuvered to scrape the entire cervix including in between folds of tissue, which is difficult given the anatomy of the area, and therefore are reliant in large part on the individual administering the test. Yet it has been reported that in an effort to minimize collection time and improve patient comfort, 30% of physicians do not use both devices.

CytoCore believes that its SoftPAPtm cervical cell collector offers a quicker, more accurate specimen collection and improved specimen quality with minimal possibility of user error. It is designed to consistently sample the entire cervix in a single-step using an inflatable balloon collector. The patented single-use silicon balloon is a mirror image of the surfaces of the ectocervix and endocervix. During collection, the balloon is slightly inflated by pressing a button on the collector handle. The volume of air is fixed and controlled so no over-inflation or under-inflation can occur. When the balloon inflates, its surface comes into contact with all walls of the entire cervix in a single step. Cells are collected from 360 degrees around the ectocervix, and from within the endocervix, resulting in a more comprehensive collection specimen. No rotation is necessary, and the need for any special skill or technique is reduced. Results include greater cellularity for analysis, fewer inadequate specimens, ease of use for the physician, and greater patient comfort.

CytoCore believes that the SoftPAPtm device acquires better cell samples for more accurate Pap tests. CytoCore believes that the SoftPAPtm cervical cell collector also reduces trauma to the cervix initiated by conventional brush and spatula scraping techniques. The collector employs a soft balloon that causes cells to adhere using controlled inflation to provide a more comfortable process for the patient while reducing incidence of post-collection bleeding or cramping. This method also reduces the number of Pap tests that are deemed inadequate due to obscuring blood.

More accurate testing is even more critical today given that vaccination against the most cancer-causing types of HPV is now possible. HPV is considered the most significant causative agent for cervical cancer, and studies have shown a link between infection with certain types of HPV and cervical cancer and its precursors. Infection with HPV can cause changes in cervical cells that can be detected through Pap testing. A wider availability of testing, and greater accuracy of such testing, can therefore be an important tool in the fight against cervical disease along with adjunctive HPV tests. SoftPAPtm is presently being evaluated in a clinical trial that is intended to demonstrate its suitability for collecting samples for HPV testing.

Biochemical Assays and Slide-Based Tests

Assays are comprised of reagents and procedures that, when used together, create a contrast between features of interest in a specimen and their surroundings. It is this contrast that is detected and interpreted by the AIPS system, described below, to identify the presence of abnormal cells in a specimen.

Cells that transform into cancer cells usually display two distinctive characteristics: rapid, uninhibited proliferation, and a slowing of the natural programmed cell death (apoptosis). Traditional biomarker technology has typically focused on proteins associated with cell proliferation. CytoCore has licensed recently discovered biotechnology related to a unique biomarker that is involved in the apoptotic pathway of human epithelial cells, and combined it with proliferation and other biomarkers to create a new assay, the Cocktail-GCItm. This assay adds to CytoCore’s existing Cocktail-CVXtm assay, which is intended for detection of cervical precancerous and cancer cells.

The Cocktail-GCItm assay will employ a combination of the proliferation, apoptosis and other biomarkers to differentiate precancerous and cancer cells from corresponding normal cells. For example, the proliferation biomarker, EGFR, tags abnormal cells by targeting and binding to cell-surface proteins involved in cell proliferation. On precancerous and cancerous cells the population of this protein is significantly increased, correlating with the uninhibited cell growth. The apoptosis biomarker, P2X7, tags normal cells by targeting and binding to cell-surface proteins involved in cell death. On precancerous and cancerous cells this protein has been significantly reduced, which may explain the slowing of cell death. Both biomarkers contain a fluorescent component that enables visual identification of a normal or cancer cell to which each respectively attaches. The Cocktail-GCItm assay can be applied to both tissue and cellular samples. Initial lab results showed excellent sensitivity and specificity (measures of biomarker accuracy) in detecting both cervical and endometrial (uterine) cancers. We believe this may be a significant opportunity in the area of endometrial cancer detection because an effective screening test for endometrial cancer currently does not exist. Invasive biopsy followed by histological evaluation by a pathologist has traditionally been the only option for women being tested for endometrial cancer. The Cocktail-GCItm assay could therefore potentially be used as a screening method for endometrial cancer in women.

Preliminary studies indicate apoptosis combined with proliferation biomarkers effectively detect endometrial cancer using either a protein or nucleic acid-based test. Preliminary studies also suggest that the combination of these biomarkers accurately identifies apoptotic deficiencies in other types of epithelial cells. This, used in conjunction with proliferation markers, raises the possibility of creating new assays to detect other forms of cancer. CytoCore expects that it will be testing its existing cocktail formulations to see if they can also be used to identify skin, bladder, breast, prostate and lung cancers.

The Cocktail-CVXtm and Cocktail-GCItm biochemical assays will form the basis of the CytoCore Solutionstm System slide based test (“SBT”). The Company anticipates that the first SBT to be offered will use the Cocktail-GCItm to enable women to be screened for endometrial cancer. As noted above, at present there is no non-invasive, early-stage screening test for endometrial cancer. A biopsy and pathological examination is the only option for women who are at risk of the disease (e.g., diabetic, hypertensive or obese) or who exhibit symptoms such as abnormal bleeding. CytoCore’s SBT for endometrial cancer may be the first such test of its kind. A Phase I research clinical trial of the endometrial cancer SBT was begun during the first half of 2007. During the first quarter of 2008, the Company decided to suspend the research trial for the EndoScan product because of questions regarding the commercial viability of a tissue-based product. The Company intends to continue developing a cell-based test for endometrial cancer.

Another SBT that the Company plans to develop will use the Cocktail-CVXtm to screen for cervical cancer. This test is designed to enhance the currently-used Pap test in countries where it is now performed and provide an accurate and low-cost method of cervical cancer screening in areas where Pap tests are not presently available. In the laboratory version of the cervical SBT, the Cocktail-CVXtm assay is applied to sample cells released from a collection device into a liquid preservative and deposited on a glass slide. The slide is then analyzed using the AIPStm platform to detect suspicious cells.

Automated Imaging Proteomic System or AIPStm

The AIPS Workstation is a computer-assisted microscopy system for the evaluation of cytology specimens that the Company expects to introduce in early 2009. The AIPS platform includes a computer-controlled microscope, automated slide handling capabilities, advanced image analysis software, and a data management interface. The design of the workstation has been optimized for applications that require high volume analysis of cytological specimen slides. The system can be used either as an automatic slide-scanning instrument or as an independent review workstation, which we believe enhances overall throughput and productivity. The platform is also capable of performing image acquisition using either transmitted visible light or fluorescent illumination. Switching from transmitted-visible light to fluorescent illumination is controlled automatically.

An innovative feature of the AIPS platform is that it can be customized with an appropriate software module to analyze specimen slides prepared using a wide variety of biomarkers. Image analysis and specimen classification can be performed either quantitatively or qualitatively based on the requirements of the particular biomarker. The platform also includes comprehensive data management software for specimen review, patient record management, and electronic data transfer. Finally, the extensible software architecture of the AIPS will enable it to support network-oriented applications such as telepathology, virtual slide, and service-oriented applications using a web browser.

AIPS is differentiated from competing systems in several ways. AIPS is specifically targeted to the needs of small to intermediate sized hospitals and reference laboratories rather than the research laboratories and very large reference laboratories that are targeted by competing systems. This targeting strategy was chosen because small to intermediate sized laboratories comprise a significant, if not dominant, market segment in almost all countries including the United States and because of the lack of organized competition in this segment. A second point of differentiation is that AIPS is an integrated system rather than, as in many competing systems, a collection of components that must be integrated and validated by the user. Third, AIPS is a semi-open system that supports a broad range of assays based upon multiple detection technologies, whereas most competing integrated systems are restricted to a single test — the cervical Pap screen — based upon a single technology and process flow. This open system concept is intended to allow the CytoCore assay menu to be extended to include all significant cytological assays. We believe this flexibility makes AIPS particularly suited to the small and intermediate sized laboratories where, unlike in the large reference laboratories, volumes do not justify dedicating an instrument to a single test. Most importantly, the compact, low cost design of AIPS is intended to facilitate its deployment at or in proximity to the point of care.

Drug Delivery System

The cervical Drug Delivery System (“DDS”) is comprised of an applicator handle and drug-delivery modality in the form of a patch that provides a timed release of a therapeutic agent directly to the surface of the cervix. The first drug delivery product is intended to deliver a local anesthetic as an adjunct to cervical biopsy procedures. The DDS is designed to allow a physician also to apply a wide range of chemotherapy and antiviral drugs to the cervix to treat cervical lesions detected by a standard Pap or other test, providing a non-surgical option for the treatment and management of such lesions.

Because of the rounded shape and location of the cervix, to date it has been difficult for a physician to provide any form of localized medical therapeutic treatment for a detected cervical lesion. The physician’s only choice of treatment has been surgery. If the lesion is not in an advanced stage, the patient is typically sent home with the recommendation that she come back in three to six months to check if the lesion has developed further toward cancer, so it can then be surgically treated. CytoCore believes this limited form of treatment has significant drawbacks.

The key component of the DDS is a patch that contains a formulary drug. The patch is designed such that it will adhere to the tissue and the drug released off the patch will be applied directly onto the surface of the cervix where the lesion is located. It is expected that this will provide targeted drug delivery in terms of the direction of the application and the amount of drug absorbed into the tissue. Although the current DDS deals with the application of a drug onto the cervix, the Company believes that the technology can be generalized to other body surfaces and can deliver more than one type of drug.

The DDS is based on the technology used in the SoftPAPtm collector. The applicator can present the drug-saturated polymer patch when in a collapsed state that will enable the physician to easily introduce the instrument through a standard gynecological speculum. The modified handle is designed to quickly, safely, and effectively deposit a drug treatment patch onto the cervix.

We believe that the DDS enables us to offer the only complete end-to-end system for cervical cancer detection and treatment: a physician that uses the SoftPAPtm collector will gather a better cell sample, the Cocktail-CVXtm and Cocktail-GCItm assays will tag or label any cancerous cells, the AIPS platform will screen for the presence of cancer cells, and the DDS will give the physician a therapeutic treatment option for any detected dysplasia or lesions.

AcCelltm

In November 2001, Ventana Medical Systems, Inc. agreed to purchase and distribute AcCell instruments with their image analysis software. The AcCell product consisted of a computer-aided automated microscopy instrument designed to help medical specialists examine and diagnose specimens of human cells. During 2002, we agreed that Ventana would assume responsibility for manufacturing the AcCell 2500 instruments directly, rather than purchasing them from us. CCI subsequently elected not to develop the 2500 model and, in November 2003, CCI and Ventana entered into a settlement agreement providing for a non-exclusive, royalty-free license from CCI to Ventana to the source code for the AcCell 2500 for Ventana’s internal use or in the creation of executable code for its customers. In addition, as part of the settlement, CCI agreed to provide two workstations valued at $49,500 and issued a promissory note for approximately $63,000 in return for forgiveness of approximately $375,000 of advances against future sales. As of December 31, 2007, CCI still owed Ventana approximately $21,000 of principal under the note.

In October 2004, CCI agreed to settle an arbitration proceeding instituted by MonoGen, Inc. against the Company through the transfer to MonoGen of certain patents, patent applications and other intellectual property rights relating to the AcCell technology as well as inventory and an unsecured installment note in the principal amount of $305,000. MonoGen granted CCI a non-exclusive license agreement for the use of the patent rights and technology as they relate to cervical and ovarian cancer in exchange for a three percent royalty on all gross sales of licensed products. During the year ended December 31, 2007, MonoGen accepted payment of $325,000 and transfer of the AcCell and Savant trademark ownership rights as settlement of all outstanding principal and interest. In addition, MonoGen transferred certain intellectual property patent rights back to CytoCore in 2008.

Product Development

Our core product development strategy is to develop the CytoCore Solutionstm System and its component products, enhance such products, and develop new and innovative diagnostic and screening devices for the early detection of various types of cancer. To implement this strategy, we have and will continue to utilize internal resources, sponsored and collaborative agreements with medical institutions, strategic partnerships with commercial entities, and licenses and acquisitions of intellectual property.

In January 2006, the Company entered into a clinical study agreement with University Hospitals of Cleveland (“UHC”). Under the professional guidance of Dr. George Gorodeski, UHC performs core research for various disorders and cancers involving epithelial cells, such as cervical dysplasia and cervical cancer, bladder cancer and uterine cancer. This agreement provides CCI with what it believes are significant opportunities, such as:

•	Assisting the expansion of the company’s product offerings to include not only screening products but diagnostic products;

•	Positioning CCI to develop commercial products based on the new P2XY apoptosis biomarker;

•	Granting CCI rights to commercialize the drug delivery system to apply FDA-approved drugs to cervical lesions; and

•	Leveraging CCI technology previously developed for the SoftPAPtm collector handle for use in other applications.

In the future, CytoCore anticipates expanding its portfolio to include other cytological assays and tests, tests for sexually-transmitted diseases, including HPV, and other markers of vaginal health, and medicinal products related to the treatment of diseases of the female reproductive system. The CytoCore product pipeline calls for the introduction of an automated cytology screening system and endometrial cancer and cervical cancer assays in 2009, and delivery device applications in 2010.

Markets and Marketing Objectives

Diagnostic Focus

Our immediate chief objective is to achieve broad market acceptance of the SoftPAPtm collection device and the CytoCore Solutionstm System as a new screening and diagnostic tool for cervical cancer screening, offering an alternative to the current Pap test methods. It is estimated that there are approximately 55 million annual Pap tests given in the United States. Worldwide, approximately 180 million tests are given and approximately 1.5 to 1.8 billion women require annual Pap testing. Many studies have shown that between 70 and 80% of a person’s entire healthcare expenditures over their whole life occur in the last four to six months of life. As a result, more and more attention is being given to catching a disease or condition early before it gets out of hand and becomes a potentially fatal illness. As part of this shift in emphasis, the FDA has recently announced that 60% of its approvals in the coming period would be for “diagnostic related products.” Bio-molecular screening, diagnostic, and treatment products consequently are being developed to catch disease states early so they can be dealt with before they become life threatening and expensive to treat. CytoCore is designing and developing its products to satisfy this paradigm shift and focus more on diagnostic methods and tools for early detection.

Point of Care for All Populations

We also believe we are well positioned to capitalize on trends affecting the world’s population. The female population of the world is approximately 3 billion, of which 2 billion fall in the range where reproductive healthcare monitoring is necessary and effective. This group falls into two sub-groups: (1) females in the United States and other countries where healthcare is available to most, and where healthcare is more or less effective (estimated at between 300 and 400 million women), and (2) the remainder of the female world population, where healthcare is limited or non-existent. CytoCore believes its products can address the needs of both of these groups, since the principal requirements for both groups — minimal cost, near point of care delivery, ease of use, and reduced reliance on highly-trained and skilled professionals — are the same. CytoCore is developing its initial products to serve the needs of females in developed nations and economies, but anticipates subsequent deployment of such products to less well-developed countries.

Within both developed and developing economies, there are macro trend drivers that are not specific to female healthcare needs, including:

•	Increasing life spans, driving the demand for healthcare services up and increasing the emphasis on developing screening tests for the early detection of diseases;

•	Limited infrastructure and the fact that a significant portion of the world population lives in locations where the infrastructure does not support the classical laboratory-based model of healthcare delivery, putting a premium on point of care diagnostic testing;

•	An increasingly mobile population, which has increased the pressure to minimize the time between when a patient is tested and when the test result is available and delivered;

•	Increasing worldwide shortage of physicians and laboratory professionals who have the skills and training needed to perform and interpret screening and diagnostic tests, increasing the need for tests that can be performed and interpreted by technicians and para-professionals; and

•	Constrained funds available for healthcare, driving the need to reduce healthcare costs.

These trends are set against the major advances that are occurring in many areas related to healthcare. These advances range from a better and more nuanced understanding of disease states to the movement of genomics, proteomics and bioinformatics out of the research laboratory and into routine medical practice. These are supported by rapid advances in information and optical and software technology. This combination is making it possible to perform increasing numbers of screening and diagnostic tests at or near the point of care. CytoCore is focused upon utilizing these advances to provide products that address the needs of these worldwide markets.

Sizes of Target Markets	US	Rest of World	Total

SoftPAPtm Cervical Collector	$300M	$600M	$900M
Automated Imaging Proteomic System
Endometrial Cancer Scan	$1.5B	$3B	$4.5B
Cervical Cancer Scan	$900M	$1.8B	$2.7B
Drug Delivery System	$100M	$250M	$350M
CytoCore Solutionstm System	$2.80B	$5.65B	$8.45B

Sales and Distribution

The SoftPAPtm is initially being targeted to the premium segment of the cervical cytology sampling market. This premium segment comprises almost the entire cervical sampling market except for public health programs and research hospitals. The Company expects that the SoftPAPtm will be primarily delivered to these customers through local and regional distributors who specialize in the value-added OB/GYN market. During the last quarter of fiscal 2007, the Company entered into three distribution agreements with distributors in Italy, Spain and Portugal. Each of these distributors agreed to act as the Company’s exclusive distributor in their respective territories. All of the agreements provide for certain annual minimum purchase requirements for the products, ranging from 300,000 to 1 million units in the first 12-month period to 1 million to 2.5 million units in the third 12-month period. Following the FDA’s approval of the SoftPAPtm in February 2008, the Company entered into its first U.S. distribution agreement for specified states within the United States. The Company also entered into a fourth international distribution agreement in March 2008 for sales into Switzerland.

The AIPS workstation will be marketed to small and medium-sized hospitals and reference laboratories. The compact, low cost design of AIPS is intended to facilitate its deployment at or in proximity to the point of care. Once the AIPS workstation has been successfully established in the laboratory market, our strategy is to form alliances with these laboratories and other medical products distribution companies and utilize their sales forces to broaden sales of the system to other markets, including hospitals, clinics, managed care organizations and office-based physician groups. Our marketing strategy to these organizations will vary depending upon the applicable cancer screening test.

Government Regulation, Clinical Studies and Regulatory Strategy

The development, manufacture, sale, and distribution of medical devices intended for commercial use are subject to extensive governmental regulation in the United States by the U.S. Food and Drug Administration and comparable authorities in certain states and foreign countries. In the United States, the Food, Drug and Cosmetic Act (the “FD&C Act”) and related regulations apply to some of our products. These products cannot be shipped in interstate commerce without prior authorization from the FDA.

Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a pre-market notification under Section 510(k) of the FD&C Act, commonly referred to as a “510(k) notification,” or a pre-market approval application or “PMA”. The process of obtaining FDA marketing clearance and approval from other applicable regulatory authorities is both lengthy and costly and there can be no guarantee that the process will be successful. The 510(k) notifications and PMAs typically require preliminary internal studies, field studies, and/or clinical trials, in addition to the submission of other design and manufacturing documentation. In addition, a PMA supplement or clearance of a new 501(k) may be required for certain changes to a product if they affect the safety, efficacy or substantial equivalence of the product. We manage the regulatory process through the use of consultants and clinical research organizations.

A 510(k) notification, among other things, requires an applicant to show that its products are “substantially equivalent” in terms of safety and effectiveness to an existing FDA-cleared predicate product. An applicant may only market a product submitted through a 510(k) notification after the FDA has issued a written notification determining the product has been found to be substantially equivalent. The predecessor to the SoftPAPtm collector, the e2 Collector, was approved for marketing by the FDA on May 31, 2002 under the 510(k) notification process. The SoftPAPtm collection device received FDA approval under the 501(k) notification process in February 2008.

To obtain PMA approval for a device, an applicant must demonstrate, independent of other similar devices, that the device in question is safe and effective for its intended uses. A PMA must be supported by extensive data, including pre-clinical and clinical trial data, as well as extensive literature and design and manufacturing documentation to prove the safety and effectiveness of the device. The PMA process is substantially longer than the 510(k) notification process. During the review period, the FDA may conduct in-depth reviews of clinical trial center documentation and manufacturing facilities and processes or those of strategic partners. In addition, the FDA may request additional information and clarifications and convene a medical advisory panel to assist in its determination.

The FD&C Act generally bars advertising, promoting, or other marketing of medical devices that the FDA has not approved or cleared. Moreover, FDA enforcement policy strictly prohibits the promotion of known or approved medical devices for non-approved or “off-label” uses. In addition, the FDA may withdraw product clearances or approvals for failure to comply with regulatory standards.

Our prospective foreign operations are also subject to government regulation, which varies from country to country. Many countries, directly or indirectly through reimbursement limitations, control the price of most healthcare products. Developing countries put restrictions on the importation of finished products, which may delay such importation. European directives establish the requirements for medical devices in the European Union. The specific directives are the Medical Device Directive and the In-Vitro Diagnostics Device Directive. The International Organization for Standardization establishes standards for compliance with these directives, particularly for quality system requirements. The Company announced in August 2007 that it had completed the process of demonstrating the conformity of the cell collection device to the requirements of the Medical Device Directive for sales into the European Union.

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

We may be subject to certain registration, record-keeping and medical device reporting requirements of the FDA. Our manufacturing facilities, or those of our strategic partners, may be obligated to follow the FDA’s Quality System Regulation and be subject to periodic FDA inspections. Any failure to comply with the FDA’s Quality System Regulation or any other FDA or other government regulations could have a material adverse effect on our future operations. In addition, separate state and local laws relating to such matters as safe working conditions, manufacturing practices and environmental protection may apply, which may impose additional costs and risks.

Various federal and state laws pertaining to healthcare fraud and abuse, including federal and state anti-kickback laws and the federal Foreign Corrupt Practices Act, make it illegal for an entity to solicit, offer, receive or pay remuneration or anything of value in exchange for, or to induce, the referral of business or the purchasing, leasing or ordering of any item or service paid for by Medicare, Medicaid or certain other federal healthcare programs. These statutes have been broadly defined to prohibit a wide array of practices, and our activities may subject the company and its partners to scrutiny under such laws. Violations may be punishable by criminal and/or civil sanctions, including fines, as well as the exclusion from participation in government-funded healthcare programs.

The CytoCore Solutionstm System also may be subject to regulation in the United States under the Clinical Laboratory Improvement Act (“CLIA”). CLIA establishes quality standards for laboratories conducting testing to ensure the accuracy, reliability and timeliness of patient test results, regardless of where the test is performed. The requirements for laboratories vary depending on the complexity of the tests performed. Thus, the more complicated the test, the more stringent the requirement. Tests are categorized as high complexity, moderate complexity (including the category of provider-performed microscopy) and waived tests. CLIA specifies quality standards for laboratory proficiency testing, patient test management, quality control, personnel qualifications and quality assurance, as applicable.

The FDA is responsible for the categorization of commercially-marketed laboratory tests. The Centers for Disease Control is responsible for categorization of laboratory procedures such as provider-performed microscopy. For commercially-marketed tests, the FDA now determines the appropriate complexity category as it reviews pre-market submissions for clinical laboratory devices. Manufacturers are notified of the assigned complexity through routine FDA correspondence. Categorization is effective as of the date of the written notification to the manufacturer.

We are developing the CytoCore Solutionstm System, and in particular the AIPS workstation, to be user-friendly, require minimum operator training, and have safety and operating checks built into the functionality of the instruments. We believe that our efforts may result in receiving the lowest possible classification for the system. If, however, these products are classified into a higher category, it may have a significant impact on our ability to market the products in the United States.

A follow-up clinical trial for the SoftPAPtm product with 650 patients is in process and is expected to be completed in the first half of 2008. We believe SoftPAPtm will demonstrate superior sensitivity in detecting high-grade cervical disease and cancer. In addition, we believe the results will demonstrate that the system produces more accurate results than the current PAP test.

In a presentation of results of the 2000 clinical trial of the collection device, data showed that the cytology reports on samples collected with the device were at least as accurate as those collected with the conventional brush/spatula method. The collector also proved to be more comfortable for the patient, provided less blood and mucus, and required only one device to collect both endocervical and ectocervical cells.

We believe the results of these studies support the continued development of the CytoCore Solutionstm System, as did earlier test results of the e2 Collector, the predecessor of the SoftPAPtm. We moved ahead with additional studies and clinical trials in late 2001 and others began in 2002 following the initial test results from the e2 Collector. Due to capital limitations we were forced to suspend all of our ongoing studies during the last half of 2002. From 2004 to the present, CCI has continued to refine and optimize the SoftPAPtm collection device, the Cocktail-CVXtm and Cocktail-GCItm assays and develop the AIPS platform as a screening device for various cancers. We received FDA clearance to market the SoftPAPtm collector in February 2008.

We plan to pursue regulatory approval of the CytoCore Solutionstm System products through a series of submissions and, in some cases, using data from a single clinical study. This tiered approach is designed to accelerate revenue opportunities for the CytoCore Solutionstm System in the short term and to drive adoption of our innovative products over the long term, while minimizing the expense and time involved in undertaking the appropriate study.

Our overall strategy involves the continuing study of the CytoCore Solutionstm System and Cocktail-CVXtm and Cocktail-GCItm assays and SBTs, as described above. This research will determine whether the CytoCore Solutionstm System is able to eliminate true negative samples from further review for cervical cancer. We believe the system could also become a primary screening device for cervical, endometrial and bladder cancer. We will also submit the data to foreign regulatory authorities that have jurisdiction over these products. Subsequently, we will continue to collect and submit data for the CytoCore Solutionstm System point of care test.

If the submissions for the various CytoCore Solutionstm System products are cleared by the FDA for sale in the U.S. market or approved for sale by foreign regulatory agencies, we intend to sell the cleared products in their respective clinical markets.

CytoCore Solutionstm System Product Introduction Timelines

Product	Process	Timeline

SoftPAPtm	Clinical trials	Completed
	Initial regulatory submission & review	September 2001
	Initial regulatory clearance	May 2002
	Follow-up clinical trials	Q2 2007 - Q2 2008
	Sales (European)	Q4 2007
	Follow-up regulatory clearance	February 2008
	Sales (United States)	Q2 2008
Cocktail-CVXtmand Cocktail-GCItm	Clinical trials(1)	2008
	Regulatory submission & review(1)	Q3 2009
	Regulatory clearance projected(1)	Q4 2009
	U.S. Sales(1)	Q4 2009
	International Sales(1)	Q3 2009
	Product development and clinical trials(2, 3)	Q2 2008 - Q4 2009
AIPS	Product development and pre-production mfg(2)	Q3 - Q4 2008
	Sales(2)	Q3 2009
Drug Delivery System	Instrument development	Q2 2008 - Q3 2009
	Patient trials	Q1 - Q3 2010
	Regulatory submission & review	Q1 2010
	Regulatory clearance projected(1)	Q1 2011
	Sales	Q2 2012

(1)	All of the above target dates pertain to the EndoScan test for uterine/ endometrial cancer.

(2)	Sales would pertain to the EndoScan cell based test for endometrial cancer in 2009 and 2010. Base product development and pre-production manufacturing would apply to all cancer recognition imaging software. Trials for bladder and cervical cancer would occur in 2009 and 2010 with expected FDA approval in late 2010-2011 time frame.

(3)	If trial and development expenses are not funded through SoftPAPtm and EndoScan sales, additional capital will be required.

Cost and Reimbursement

The cost of the Pap test varies widely from country to country. Outside of the United States, most healthcare services are provided by governmental organizations. Healthcare in many of these countries is managed by governmental agencies, often at the local level, making the precise cost and number of tests performed difficult to validate. In developing countries where healthcare, especially cancer screening, may be minimal, non-profit organizations often supplement government health programs. We intend to distribute the CytoCore Solutionstm System worldwide pursuant to any statutory regulatory approvals we receive.

In the United States, laboratory customers bill most insurers (including Medicare) for screening and diagnostic tests such as the Pap test. Insurers, such a private healthcare insurance or managed care payers, in addition to Medicare, reimburse for the testing, with a majority of these insurers using the annually-set Medicare reimbursement amounts as a benchmark in setting their reimbursement policies and rates. Other private payers do not follow the Medicare rates and may reimburse for only a portion of the testing or not at all. Outside of the United States, healthcare providers and/or facilities are generally reimbursed through numerous payment systems designed by governmental agencies, such as the National Health Service in the United Kingdom, the Servicio Sanitaris Nazionale in Italy and the Spanish National Health System, as well as private insurance companies and managed care programs. The manner and level of reimbursement will depend on the procedures performed, the final diagnosis, the devices and/or drugs utilized, or any combination of these factors, with coverage and payment levels determined in the payer’s discretion.

Our ability to successfully commercialize the CytoCore Solutionstm System and future products will depend, in part, on the extent to which coverage and reimbursement for such products will be available from third-party payers in the United States such as Medicare, Medicaid, health maintenance organizations and health insurers, and other public and private payers in foreign jurisdictions. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. If we succeed in bringing products to the market, we cannot be assured that third-party payers will pay for such products or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., competitive bidding for clinical laboratory services within the Medicare program, so-called “pay-for-performance” programs implemented by various public and private payers, etc.) that could potentially impact coverage and/or payment levels for current or future CytoCore products.

Competition

Historically, competition in the healthcare industry has been characterized by the search for technological innovations and efforts to market such innovations, and technological advances have accelerated the pace of change in recent years. The cost of healthcare delivery has always been a significant factor in markets outside of the United States. In recent years, the U.S. market has also become much more cost conscious. We believe technological innovations incorporated into certain of our products offer cost-effective benefits that address this particular market opportunity.

Competitors may introduce new products that compete with ours, or those that we are developing. We believe the portion of our research and development efforts devoted to continued refinement and cost reduction of our products will permit us to remain or become competitive in the markets in which we presently distribute or intend to distribute our products.

The market for our cancer screening and diagnostic product line is significant, but highly competitive. We are currently not aware of any other company that is duplicating our efforts to develop a fully-automated, objective analysis and diagnostic system for female reproductive-tract cancer screening that can be used at the point of care. Nonetheless, we compete with several large and well-established medical device companies, including companies with financial, marketing, and research and development resources substantially greater than ours. There can be no assurance that our technological innovations will provide us with a competitive advantage.

There are several companies that produce automated and quantitative microscopy instruments. In the past, the market for these instruments has been primarily limited to research applications. However, as a result of recent advances in the area of molecular diagnostics, we believe the market for such instruments and applications will increase over the next several years. We believe our instruments are the most versatile and cost-effective platforms available in the current market whether as an outright purchase or a fee-for-use application.

In general, we believe that our products must compete primarily on the basis of clinical performance, accuracy, functionality, quality, product features and effectiveness of the product in standard medical applications. We also believe that cost control and cost effectiveness are additional key factors in achieving or maintaining a competitive advantage. We focus a significant amount of product development effort on producing systems and tests that will not add to overall healthcare cost.

Specifically, there are several companies whose technologies are similar, adjunctive to, or may overlap with that of CCI. These include manufacturers of liquid-based Pap tests and screening systems such as Cytyc (a Hologic company), Becton, Dickinson and Company (which acquired Tripath Imaging Inc. in late 2006), and MonoGen,

Inc.; Digene Corporation, which manufacturers the leading HPV test and merged with Qiagen in July 2007; Ventana Medical Systems, Inc., an instrument and reagent manufacturer; and Clarient, Inc. and Applied Imaging Corp. (which was purchased by Genetix in late 2006), which provide cancer and genetic diagnostic and screening products and services, respectively. However, as noted above, we do not believe any of these companies have developed the fully-integrated solution necessary to deliver a fully-automated, proteomic-based solution. To develop fully-automated solutions, companies must have technologies that fully integrate microscopy instruments, imaging software and cancer-detecting biochemistry. It is difficult to assess our competitive position in the market since we are not sufficiently aware of the development stages of any of competitors’ products.

Operations

We conduct research and development work for the CytoCore Solutionstm System using a combination of our full-time and part-time employees and independent consultants in our Chicago, Illinois location and contracted researchers operating through University Hospitals of Cleveland and elsewhere.

We do not intend to invest capital to develop our own distribution and sales organizations, or construct and maintain a medical-products manufacturing facility and all its related quality systems requirements. Our strategy is to utilize the operations, quality systems and facilities of a contract manufacturer specializing in medical products manufacturing to meet our current and future needs in the United States and international markets. This strategy covers manufacturing requirements related to the CytoCore Solutionstm System’s chemical components, plastic and silicone parts for the SoftPAPtm, and the instruments and other components of the AIPS workstation.

To this end, we have agreements, including for design and development work, with contract manufacturers of medical devices to supply commercial quantities of the SoftPAPtm sample collection device. These manufacturers began delivering commercial product to CCI in 2007 and have the capacity to handle high volume production through facilities in both the United States and several foreign countries.

Intellectual Property

We rely on a combination of patents, licenses, trade names, trademarks, know-how, proprietary technology, trade secrets and policies and procedures to protect our intellectual property. We consider such security and protection a very important aspect of the successful development and marketing of our products in the U.S. and foreign markets.

In the United States, we follow the practice of filing a provisional patent application for an invention as soon as it has been determined that the invention meets the minimum standards for patentability. While a provisional patent application does not provide any formal rights or protections, it does establish an official priority date for the invention that carries over to any utility patent applications that are derived from the provisional application within the next 12 months. A utility patent application begins the process that can culminate in the issuance of a U.S. patent. We convert each outstanding provisional patent application into some number of utility patent applications within this 12-month period. In most cases each provisional application results in one utility filing. However, in some cases a single provisional application has generated two independent utility filings or multiple (up to five) provisional applications have been consolidated into a single utility application. During the examination of a utility application, the U.S. Patent and Trademark Office may require us to divide the application into two or more separate applications or we may file a continuation-in-part patent application that expands upon the technology disclosed in an earlier patent application and which has the potential of superseding the disclosure of the earlier application. For these reasons, estimating the number of patents that are likely to be issued based upon the number of provisional and utility applications filed is difficult.

Prior to filing a utility application in the United States, we review the application to determine whether obtaining patent coverage for the invention outside of the United States is necessary or desirable to support our business model. If so, a patent application is filed under the Patent Cooperation Treaty (“PCT”) at the same time that the U.S. filing is made. Depending upon the nature of the invention and business considerations, we typically nationalize PCT applications in three to six countries.

As of December 2007, we had filed 11 U.S. utility patent applications. Three of the U.S. utility applications have been issued as U.S. patents and seven have been abandoned. One Chinese patent had been issued and one European case has been abandoned. One U.S. and five foreign patent applications are filed and pending. In order to reduce the expenses related to patent prosecution, we are currently taking only those actions needed to keep them in effect. This group of patents and patent applications covers all aspects of the CytoCore Solutionstm System including, but not limited to, the point of service instrument, the personal and physicians’ collectors, and the slide-based test. As a result of the acquisition of AccuMed, we acquired 33 issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of 17 were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software were also acquired. We have recently recovered the AcCell-related patents and patent applications from the third party.

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

Our products are or may be sold worldwide under trademarks that we consider to be important to our business. We own the trademarks SoftPAPtm, CytoCore, CytoCore Solutionstm and Cocktail-CVXtm. We may file additional U.S. and foreign trademark applications in the future.

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

Research and Development Expenditures

Our research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize both in-house and contracted research and development personnel, including in collaboration with universities, medical centers and other entities. All of our research and development activities are conducted in the United States.

We believe research and development is critical to the success of our business strategy. During the 2007 and 2006 fiscal years, our research and development expenditures were approximately $2,806,000 and $1,196,000 respectively, all of which were charged to expense in our consolidated statement of operations. Settlements to vendors related to research and development activities for less than the recorded amounts totaling $207,000 and $342,000 for the fiscal years 2007 and 2006, respectively, were credited to expenses.

Our research work in the area of chemical and biological components will continue for the foreseeable future as we seek to refine the current process and add additional capabilities to our analysis procedure, including the detection of other forms of cancer and precursors to cancer.

We anticipate the need to invest a substantial amount of capital in the research and development process, including the cost of clinical trials, required to complete the development and use of the CytoCore Solutionstm System and bring it to market.

Components and Raw Materials

Low-cost products are a key component of our business strategy. We designed the SoftPAPtm collection device using widely available and inexpensive silicone and plastic materials. These materials are available from numerous sources and can be fabricated into finished devices by a variety of worldwide manufacturers based on our proprietary designs. Currently, we manufacture the SoftPAPtm collection device in Wisconsin and China, with quality assurance occurring in our Chicago facility.

The instrument components of the laboratory version of the CytoCore Solutionstm System are also available from a number of sources. Computers, cameras, automated slide-staining instruments and automated slide-preparation instruments are currently available from several large manufacturers. We currently have an adequate supply of workstations used in the CytoCore Solutionstm System and have contracted for the design and manufacture of the next generation of the workstation platform.

Due to certain regulatory requirements regarding the supply and manufacture of certain products, we may not be able to establish additional or replacement sources for certain components or materials. In the event we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, we would not be able to manufacture our products on a timely and cost-competitive basis, which may have a material adverse effect on our business and financial condition.

Working Capital Practices

During the year ended December 31, 2006, we did not sell any CytoCore Solutionstm System products. In 2007 we made our first shipment of product. Based on certain settlement agreements, we have given up all our rights to sell the AcCell instrument platforms. CCI has instead elected to proceed with the development of its new fully-integrated AIPS workstation and all the CytoCore Solutionstm System applications. We have financed our U.S. operations and research and development efforts by raising funds through the sale of debt or equity securities. We will continue to use these methods to fund our operations until such time as we are able to generate adequate revenues and profits from the sale of some or all of our products.

We believe that future sales of the CytoCore Solutionstm System or other products into foreign markets may result in collection periods that may be longer than those expected for domestic sales of these products. Our strategy will be to use down payments, letters of credit or other secured forms of payment, whenever possible, in sales of products in foreign markets.

Employees

As of March 31, 2008, we employed a total of 11 full-time employees and one part-time employee. We also utilize independent consultants in the United States on an as-needed basis.

Financial Information About Foreign and Domestic Operations and Export Sales

Markets outside of North America are an important factor in our business strategy. Any business that operates on a worldwide basis and conducts its business in one or more local currencies is subject to the risk of fluctuations in the value of those currencies against the dollar, as well as foreign economic conditions. Such businesses are also subject to changing political climates, differences in culture and the local practices of doing business, as well as North American and foreign government actions such as export and import rules, tariffs, duties, embargoes and trade sanctions. We do not regard these risks, however, as a significant deterrent to our strategy to introduce our CytoCore Solutionstm System to foreign markets in the future. As we begin to market and sell our CytoCore Solutionstm System, we will closely review our foreign operational practices. We will attempt to adopt strategies to minimize the risks of changing economic and political conditions within foreign countries.

During the fiscal year ended December 31, 2007, the Company did not have any foreign operations, but entered into distribution agreements to sell our products in Italy, Spain and Portugal. As of December 31, 2007, we had made one product shipment to Italy, which sale accounted for 12% of our revenues for the 2007 fiscal year.

Risk Factors

You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks are described elsewhere in this report under the Item 1 — Description of Business and Item 3 — Legal Proceedings sections, among others. Other risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. The discussion of our risk factors should be read in conjunction with the financial statements and notes thereto included herein.

Risks Related to Our Business

We have a history of operating losses and there are doubts as to our ability to continue as a going concern.

Our expenses have exceeded our revenues since our inception, and our accumulated deficit at December 31, 2007 was $85,413,000. We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when sales of the Company’s products might occur in the future.

Our losses have resulted from research and development costs, sales and marketing expenses and other general operating expenses. We expect to continue to devote resources for marketing, product development and other research and development activities, including expenses associated with additional and larger clinical trials for our product candidates. Although we expect to generate revenue in the future from the sale of the SoftPAP collection device and the CytoCore Solutions System, we cannot predict when revenues will be sufficient to fund our operations. We therefore expect to continue to incur significant losses in the near future.

Due to the substantial losses we have incurred and our current limited financial resources, our independent registered public accounting firm has noted in their report on our financial statements that these conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty. Moreover, the going concern explanatory paragraph may make obtaining additional financing more difficult or costly.

We have limited financial resources and we are not certain we will be able to obtain additional financing to maintain operations and fund the development of future products.

In March 2008, the Company raised gross proceeds of $6.2 million from the sale of Units, each consisting of two shares of our common stock ($.001 par value) and a warrant to purchase one share of common stock. For the three months ended March 31, 2008, we had raised $9.4 million from the sale of our securities. We expect to use the proceeds of such financings for equipment and machinery and working capital requirements, and believe that at March 31, 2008 we have the necessary capital to fund operations for the next 12 months. However, unforeseen circumstances or events may drain our resources and the sale and marketing of our current products, as well as product development activities (including preclinical and clinical trials and regulatory approvals), will be costly. Until such time as our products achieve market acceptance and generate sufficient revenues, we may continue raising funds for operating purposes primarily from the sale of securities of the Company. Any such sale of Company securities would have a dilutive effect on the holdings of our stockholders and the value of our common stock. We cannot be certain what level of dilution, if any, may occur or if we will be able to complete any such sales of common stock or other securities in the future. Lack of funding may affect our overall ability to operate our business, including the ability to employ adequate staff and conduct ongoing studies and clinical trials of our products. Failure to raise adequate capital to meet our business needs could materially jeopardize CCI and its ability to conduct business. There can be no assurance that we will be able to secure necessary funds.

We currently depend on the sale of a single product and product line.

CCI has sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when sales of the Company’s products might occur in the future. Although we have contracts with four international distributors and a distributor in the United States, each of which contain annual minimum purchase requirements, only one product shipment was made in 2007 to a distributor in Italy. In the foreseeable future we will derive most of our revenues from the sale of the SoftPAPtm cell collection device, and the other components of the CytoCore Solutions System. Our net sales and earnings will therefore be heavily dependent on the sale of these products. If we are unable to successfully develop and commercialize such products as well as other new or improved products, our business, sales and profits may be materially impaired.

Our future success will depend on our ability to develop new products and respond to technological changes in the markets in which we compete.

Our long-term ability to generate product-related revenue will depend in part on our ability to identify products and product candidates that may utilize the different components of the CytoCore Solutions System, including our drug delivery system and slide based tests. If internal efforts do not generate sufficient product candidates, we will need to identify third parties that wish to collaborate with the Company to develop new products and applications. Our ability to successfully pursue third-party relationships will depend in part on our ability to negotiate acceptable license and related agreements. Even if we are successful in establishing collaborative arrangements, they may never result in the successful development or commercialization of any product candidate or the generation of any sales or royalty revenues.

In addition, the markets for CytoCore’s products and services are characterized by rapid technological developments and innovations. Our success will depend in large part on our ability to correctly identify emerging trends, enhance capabilities, and develop and manufacture new products quickly, in a cost-effective manner, and at competitive prices. The development of new and enhanced products is a complex and costly process. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce such new products and enhancements. Our choices for developing products may prove incorrect if customers do not adopt the products we develop or if the products ultimately prove to be medically or commercially unviable. Development schedules also may be adversely affected as the result of the discovery of performance problems. If we fail to timely develop and introduce competitive new products, our business, financial condition and results of operations would be adversely affected.

Our products are subject to government regulation and they may not receive necessary government approvals.

The development, manufacture, sale and use of our products in the United States is subject to extensive regulation, by the FDA as well as other governmental agencies at both the federal and state level. We must meet significant FDA requirements before we receive clearance to market our products. Included in these FDA requirements may be the performance of lengthy and expensive clinical trials to prove the safety and efficacy of the products. We have limited experience in conducting and maintaining the preclinical and clinical trials necessary for regulatory approval, and face the risk that results in later trials may be inconsistent with results from earlier trials. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising early trial results.

Delays in receiving governmental approvals can be costly in terms of lost sales opportunities and increased clinical trial costs. The speed with which we complete such trials and receive approval will depend on several factors, many of which are beyond our control, including but not limited to the rate of patient enrollment and retention, negative tests results, analysis of data obtained from testing activities and changes in regulatory policies.

Until we successfully complete clinical trials, our products may be used only for research purposes or to provide supplemental diagnostic information in the United States. We have FDA approval for one of our products, the SoftPAPtm collector. We have commenced a follow-up clinical trial for the SoftPAPtm collector but determined to suspend clinical trials for the tissue-based EndoScan product. We cannot be certain these trials can be completed according to plan or that the results of these trials, or any future trials, when submitted will result in regulatory approval to market our products in the United States. These processes are expensive, time-consuming and uncertain. Moreover, even when the FDA grants approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for the products may not be approved, or could require additional testing and trials.

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

Once a product gains regulatory approval, whether in the United States and/or abroad, the product remains subject to regulatory requirements, including adverse event reporting. Failure to comply with post-approval requirements can, among other things, result in warning letters, recalls, fines, injunctions and suspensions or revocations of marketing licenses. Any enforcement action, even if unsuccessful, would be time-consuming, expensive, and potentially damaging to our reputation.

Finally, we may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if any unknown problems arise with respect to the product, its use or manufacture. With the widespread use of any product or device, serious adverse events may occur. Any safety issues could cause us to suspend or cease marketing our approved products, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenues.

Changes in third-party reimbursement may negatively affect us.

Widespread adoption and commercial acceptance of our SoftPAPtm device and the CytoCore Solutions System in the United States and other countries is in part dependent upon the ability of healthcare providers and laboratories to secure adequate reimbursement from third-party payers such as private insurance plans, managed care organizations, Medicare and Medicaid, and foreign governmental healthcare agencies. Although we anticipate that managed care organizations in the United States will add our products to their coverage, we cannot guarantee that reimbursement will in fact be provided, that it will continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and laboratories in the United States and other countries to use our products instead of conventional methods or existing therapies.

Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. There can be no assurance that foreign third-party payers will provide or continue to provide coverage, that third-party reimbursement will be made available at adequate levels, if at all, for our products under any such overseas reimbursement system or that healthcare providers or clinical laboratories will use our products in lieu of other methods. We also will be required to secure adequate reimbursement for any new products we develop or acquire, and we may not be able to do so successfully.

Our international operations expose us to additional risks.

The Company expects that international sales will account for a significant portion of our revenues for the foreseeable future, and we believe international sales are a key element to our future success. As a result, we may be subject to the risks of doing business internationally, including:

•	imposition of tariffs or embargoes,

•	trade barriers and disputes,

•	regulations related to customs and export/import matters,

•	fluctuations in foreign economies and currency exchange rates,

•	longer payment cycles and difficulties in collecting accounts receivable,

•	the complexity and necessity of using foreign representatives and consultants,

•	tax uncertainties and unanticipated tax costs due to foreign taxing regimes,

•	the difficulty of managing and operating an enterprise spanning several countries, including difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers,

•	the uncertainty of protection for intellectual property rights and differing legal systems generally,

•	compliance with a variety of laws, and

•	economic and geopolitical developments and conditions, including international hostilities, armed conflicts, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

We may not be able to compete with companies that are larger and have more resources.

We compete in the highly competitive medical device and diagnostics marketplace and have several U.S. and foreign competitors, both publicly-traded and privately-held. Most of these companies have substantially greater financial, technical and research and development resources, established sales and marketing organizations and distribution networks, greater name recognition and longer-standing relationships with customers. Competitors with greater financial resources can be more aggressive in marketing campaigns, can survive sustained price reductions in order to gain market share, and can devote greater resources to support existing products and develop new products. Any period of sustained price reductions for our products would have a material adverse effect on the Company’s financial condition and results of operations. CytoCore may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on the Company’s financial condition and results of operations.

It is also possible that competing products will emerge that may be superior in quality, effectiveness and performance and/or less expensive than those of the Company, or that similar technologies may render CCI’s products obsolete or uncompetitive and prevent the Company from achieving or sustaining profitable operations. In addition, many of our competitors have significantly greater experience in conducting preclinical testing and clinical trials of products and obtaining regulatory approvals to market such products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly, which may give them an advantage in achieving market acceptance of their products.

We may not be able to market our products.

Our success and growth depend on the market acceptance of the SoftPAPtm collection device and the CytoCore Solutions System. We do not intend to maintain a direct sales force to market and sell our products. Therefore, in order to successfully market and sell our products, we must be able to negotiate profitable distribution, marketing and sales agreements with organizations that have direct sales forces calling on domestic and foreign market participants that may use our products. If we are not able to successfully negotiate such agreements, we may be forced to market our products through our own sales force. We cannot be certain that we will be successful in developing and training such a sales force, should one be required, or that we will have the financial resources to carry out such development and training.

The accuracy, performance and cost of our products are critical to our business and reputation, and we are subject to product liability.

As noted above, we are dependent on the sale of the SoftPAPtm collection device and the CytoCore Solutions System. Due in part to increased competitive pressures in the healthcare industry to reduce costs, our ability to gain market acceptance of our products will depend on our ability to keep product costs low and/or demonstrate that any increased cost of using our products is offset by the increased accuracy and performance achieved by using them. In particular, we need to convince healthcare providers, insurance companies and other third-party payers, as well as clinical laboratories, of the clinical benefits and cost-effectiveness of our products.

In addition, the sale and use of our products entail a risk of product failure, product liability or other claims. Coverage is becoming increasingly expensive, however, and we may not be able to obtain adequate coverage at an acceptable cost in the future. Any product liability claims and related litigation would likely be time-consuming and expensive, may not be adequately covered by our insurance coverage, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.

Occasionally, some of our products may have quality issues resulting from the design or manufacture of the product or, in the case of the AIPS platform, the hardware and software used in the product. Often these issues can be discovered prior to shipment and may result in shipping delays or even cancellation of orders by customers. Other times problems could be discovered after the products have shipped, which would require us to resolve issues in a manner that is timely and least disruptive to our customers. Such pre-shipment and post-shipment problems would have ramifications for CytoCore, including cancellation of orders, product returns, increased costs associated with product repair or replacement, and a negative impact on our goodwill and reputation.

We may not be able to adequately protect our intellectual property.

Our success in large part depends on our ability to maintain the proprietary nature of our technologies, trade secrets and other proprietary information. To protect our intellectual property and proprietary information, we rely primarily on patent, copyright, trademark and trade secret laws, as well as internal procedures and contractual provisions.

We hold a variety of patents and trademarks and have applied for a significant number of additional patents and trademarks with the U.S. Patent and Trademark Office and foreign patent authorities. We intend to file additional patent and trademark applications as dictated by our research and development projects and business interests. We cannot be certain that any of the currently pending patent or trademark applications, or any of those which may be filed in the future, will be granted or that they will provide any meaningful protection for our products or technologies or any competitive advantage. In order to provide protection, patents and trademarks must be enforced, which is costly and time-consuming, and trade secret and copyright laws afford only limited protection.

In addition, the laws and enforcement mechanisms of some foreign countries may not offer the same level of protection as do the laws of the United States. Legal protections of our rights may be ineffective in such countries, and technologies developed in such countries may not be protected in jurisdictions where protection is ordinarily available. Our inability to protect our intellectual property both in the United States and abroad would have a material adverse effect on our financial condition and results of operations.

We protect much of our core technology as trade secrets because our management believes that patent protection would not be possible or would be less effective than maintaining secrecy, and we have in place certain internal procedures and contractual provisions designed to maintain such secrecy. Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so. The steps taken by us may be inadequate to deter unauthorized parties from misappropriating our technologies or prevent them from obtaining and using our proprietary information, products and technologies. Moreover, our competitors may independently develop similar technologies or design around patents issued to us.

If we fail to protect, defend and maintain the intellectual property rights with respect to any of our products or if we are subject to a third-party claim of infringement, the competitive position of our products could be impaired. We may be required to obtain licenses from third parties to avoid infringing third-party patents or other proprietary rights, yet there can be no assurance that such licenses would be available to us on acceptable terms, if at all. If we are unable to obtain required third-party licenses, we may be delayed in or prohibited from developing, manufacturing or selling products that require such licenses. In addition, infringement, interference and other intellectual property claims and proceedings, with or without merit, are expensive and time-consuming to litigate, divert resources, and could adversely affect our business, financial condition and operating results.

We may not be able to maintain effective product distribution channels.

We currently rely primarily on third-party distributors for the sale and distribution of our products. Our relationships with these distributors, therefore, must remain positive. We do not have a history of working with any of these companies and have only limited control over their performance. We cannot predict the success of these relationships or the efforts of these companies in marketing the SoftPAPtm and our other products. Our sales and marketing efforts, including those of our distributors, may not be sufficient to successfully compete against more extensive and well-funded operations of certain of our competitors. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers.

Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.

We anticipate substantial fluctuations in our future operating results. A number of factors contribute to such fluctuations including but not limited to:

•	introduction and market acceptance of new products and product enhancements by both CytoCore and our competitors,

•	timing and execution of distribution and sale contracts,

•	competitive conditions in the medical device and diagnostic markets,

•	product development, sales and marketing expenses,

•	third-party reimbursement levels, and

•	changes in general economic conditions.

The loss of existing key management and technical personnel or the inability to attract new hires could have a detrimental effect on the Company.

Our success depends on identifying, hiring, training, and retaining qualified professionals. Competition for qualified employees in our industry is intense and we expect this to remain so for the foreseeable future. If we were unable to attract and hire a sufficient number of employees, or if a significant number of our current employees or any of our senior managers resign, we may be unable to complete or maintain existing projects or develop and implement new projects of similar scope and revenue. The Company’s success is particularly dependent on the retention of existing management and technical personnel, including Robert F. McCullough, Jr., the Company’s

Chief Executive Officer and Chief Financial Officer, and Richard A. Domanik, Ph.D., the Company’s President. The loss or unavailability of the services of these executives could impede our ability to effectively manage our operations.

We may need to expand our operations and we may not effectively manage any future growth.

As of December 31, 2007, we employed 11 full-time and one part-time person as well as several part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Common Stock

There is a limited market for “penny stocks” such as our common stock.

Our common stock is considered a “penny stock” because, among other things, our price is below $5.00 per share, it trades on the Over-the-Counter Bulletin Board and we have net tangible assets of less than $2,000,000. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the OTCBB, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Being a penny stock also could limit the liquidity of our common stock and limit the coverage of our stock by analysts.

The historically volatile market price of our common stock may affect the value of our stockholders’ investments.

The market price of our common stock, like that of many other life science and biotechnology companies, has in the past been highly volatile. In fiscal year 2007, the price of our common stock traded in a range of $1.65 to $7.50 (as adjusted for our reverse split). This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

•	announcements of new products or technology by us or our competitors

•	announcements of the FDA relating to products and product approvals;

•	announcements of private or public sales of securities;

•	ability to finance our operations;

•	announcements of mergers, acquisitions, licenses and strategic agreements;

•	fluctuations in operating results; and

•	general economic and other external market factors.

In addition, the occurrence of any of the risks described in this Risk Factors section could have a material adverse impact on the price of our common stock.

Our common stock is unlikely to produce dividend income for the foreseeable future.

We have never declared or paid a cash dividend or distribution on our common stock and we do not anticipate doing so for the foreseeable future; our ability to declare dividends on our common stock is further limited by the terms of certain of the Company’s other securities, including several series of its preferred stock. We intend to reinvest any funds that might otherwise be available for the payment of dividends in the further development of our business.

Our common stock is subject to dilution, and an investor’s ownership interest and related value may decline.

We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2007, we had 47,250 shares of Series A convertible preferred stock outstanding, which convert into approximately 2,064 shares of our common stock; 122,486 shares of Series B convertible preferred stock outstanding, which convert into approximately 48,994 shares of our common stock; 38,333 shares of Series C convertible preferred stock outstanding, which convert into approximately 19,167 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 175,000 shares of our common stock; and 20,203 shares of Series E convertible preferred stock outstanding, which convert into approximately 55,562 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation (as amended to date) gives our Board of Directors authority to issue the remaining 5,143,137 undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine.

At December 31, 2007, we had outstanding warrants to purchase an aggregate 3,231,006 shares of our common stock, outstanding options to purchase approximately 160,786 shares of our common stock, and 45,000 stock appreciation rights, which are convertible into approximately 28,929 shares of common stock.

At December 31, 2007, we also had approximately 1,675,280 shares of our common stock reserved for future stock options under our 1999 Equity Incentive Plan and 16,000 shares of our common stock reserved for future sale to employees under our 1999 Employee Stock Purchase Plan.

The issuance of shares of our common stock upon the conversion of our preferred stock, or upon exercise of outstanding options and warrants, would cause dilution of existing stockholders’ percentage ownership of the Company. Holders of our common stock do not have preemptive rights, meaning that current stockholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our common stock.

Investors may find it difficult to trade or obtain quotations for our common stock.

Although our common stock is quoted on the OTCBB, trading of our common stock is limited. There can be no assurance a more active market for our common stock will develop. Accordingly, investors must bear the economic risk of an investment in our common stock for an indefinite period of time. Even if an active market develops, Rule 144 promulgated under the Securities Act of 1933, as amended, which provides for an exemption from the registration requirements under such Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Act. We may not be able to fulfill our reporting requirements in the future under the Securities Exchange Act of 1934, as amended or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our authorized share capital may be used as an anti-takeover device.

The Company currently has authorized for issuance 500 million shares of its common stock. The Board of Directors has the authority to issue a significant number of shares of our common stock without further stockholder approval. This may have an anti-takeover effect of delaying or preventing a change of control without further action by our stockholders.

The implementation of SFAS No. 123R has reduced and may continue to reduce our reported earnings, which could result in a decline in our stock price.

As part of our compensation to employees, directors and consultants, we issue equity awards, primarily in the form of stock options and warrants. Many of the companies within our industry and with whom we compete for skilled employees use stock-based compensation as a means to attract personnel, although not all do and many do not issue the same level of awards. In particular, during the periods when the Company was facing severe cash constraints, it used equity awards in lieu of salary to compensate employees and others. As a result, the impact of the January 1, 2006 implementation of SFAS No. 123R may be more significant for us as compared to other companies. In addition, if we unexpectedly hire additional employees or acquire another company, the impact of the implementation of SFAS No. 123R may be more significant for us than previously forecasted. To the extent investors believe the costs incurred for SFAS No. 123R by CCI are higher than those incurred by other companies, our stock price could be negatively impacted.

Item 2.	Description of Property

We occupy approximately 2,540 square feet of leased space at 414 N. Orleans St., Suites 502 and 503, Chicago, Illinois 60610, under a five-year lease that expires in October 2008. This space houses our executive offices, research laboratory, and engineering development facilities. We also lease an executive office of approximately 300 square feet at 212 Carnegie Center, Suite 206, Princeton, New Jersey 08540 for our President of International Operations. This lease is for a period of one year and expires November 2008. We consider our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for their intended purposes and to have capacities adequate to meet current and projected needs for our operations. CCI does not have any policies regarding investing in real estate, and has not had in the past and does not expect in the future to invest in real estate.

Item 3.	Legal Proceedings

Settled in 2007

Peter Gombrich.  In April 2005, former CCI officer and director Peter Gombrich filed suit against CCI and CCI’s former Chief Executive Officer, Denis M. O’Donnell, M.D., in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claimed that CCI breached a written employment contract and that it owed him in excess of $849,500. Mr. Gombrich also alleged a claim against CCI for contribution and indemnification regarding agreements he allegedly signed as a personal guarantor for certain alleged CCI obligations. CCI filed a motion to compel the case to arbitration, pursuant to the terms of the employment contract, and CCI’s motion was granted in August 2005. In late 2005, CCI filed its answer and affirmative defenses, and asserted numerous counterclaims against Mr. Gombrich. The arbitration hearing on the parties’ cross-claims concluded in October 2006 and an initial award was made in January 2007, which Mr. Gombrich appealed. The arbitrator issued a final decision in April 2007 following appeals, awarding Mr. Gombrich $538,413 for compensation plus $184,797 for attorney fees. In June 2007, the Company paid Mr. Gombrich $256,560 and issued 186,660 shares of common stock to Monsun, AS, a creditor of Mr. Gombrich. The common stock was valued at $2.50 per share or a total of $467,000. A Satisfaction and Release Of Judgment was filed with the Circuit Court of Cook County, Illinois, and CCI believes it has no further obligations in this matter.

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

Pending as of December 31, 2007

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

NeoMed Innovation III L.P.  In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Eastern District of Illinois (Case No. 07C 5721). NeoMed alleges that the Company has breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 at the option of the holder in the form of common stock valued at $1.50 as adjusted for stock splits and equity raised at lower valuations. In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. Despite accepting such payment, NeoMed is demanding that the Company honor the alleged contract. CCI believes its payment of principal and accrued interest to NeoMed satisfied all of its obligations owed to NeoMed.

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

Other claims

Other Creditors.  CCI was a party to a number of other proceedings, informal demands, or claims of debts for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims. CCI does not consider any of these claims to be material in the aggregate.

During the year ended December 31, 2007, CCI continued its restructuring settlement of its outstanding debt and accounts payable. Overall during 2007, the Company settled claims of creditors totaling approximately $476,000 through cash payments of approximately $127,000.

Item 4.	Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders held on November 19, 2007, the following proposal was adopted by the votes specified below:

(1) To approve an amendment to the Company’s Certificate of Incorporation (as amended to date) to effect a reverse stock split of the common stock, $.001 par value, of the Company by a ratio of not less than one-for-five and not more than one-for-ten, with the exact ratio to be set within such range in the discretion of the Board of Directors, without further approval or authorization of stockholders.

FOR	AGAINST	ABSTAIN

245,432,298	6,049,542	842,497

Immediately after the special meeting, the Company’s Board of Directors voted to effect a 1-for-10 reverse stock split. The split became effective for trading on November 27, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “CYOE.OB.” The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions. All amounts have been adjusted to reflect the November 2007 reverse 1-for-10 stock split.

	Range of Common Stock
	High	Low

Year Ended December 31, 2007
1st Quarter	$3.00	$7.50
2nd Quarter	$3.30	$6.00
3rd Quarter	$2.20	$4.10
4th Quarter	$1.65	$4.10
Year Ended December 31, 2006
1st Quarter	$1.50	$0.50
2nd Quarter	$2.50	$1.10
3rd Quarter	$2.30	$1.50
4th Quarter	$4.40	$1.70

Holders

As of March 24, 2008, we had approximately 1,635 record holders of our shares of common stock. This number does not include other persons who may hold only a beneficial interest, and not an interest of record, in our common stock.

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

We paid non-cash dividends, in the form of newly issued shares of our common stock, amounting to $324,000 and $693,000 during 2007 and 2006, respectively, to holders of shares of our preferred stock who elected to convert their preferred stock and cumulative dividends thereon into shares of our common stock. We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $1,764,000 at December 31, 2007, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.

Stock Transfer Agent

Our stock transfer agent is LaSalle Bank NA, 135 South LaSalle Street, Chicago, IL 60603, and its telephone number is (312) 904-2000.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information about the equity compensation plans of the Company as of the fiscal-year ended December 31, 2007. See also Note 7 — Stockholders’ Equity and Note 8 — Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements for further information.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants, and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders
1999 Equity Incentive Plan (as amended) — 2,000,000 shares	160,786	$3.05	1,675,280
1999 Employee Stock Purchase Plan — 20,000 shares	—	—	16,042
Equity Compensation Plans Not Approved by Security Holders
Warrants issued with debt and equity(1)	1,590,422	$1.54	—
Warrants issued for financial and IR services(2)	96,581	$1.82	—
Warrants issued for officer, director and employee compensation(3)	1,181,000	$1.82	—
Warrants issued in forgiveness of debt and other services(4)	359,020	$1.88	—
Warrants from AccuMed acquisition(5)	3,983	$150.60	—

Total	3,391,792	$1.93	1,691,322

1)	CCI has issued warrants in conjunction with the issuance of debt and equity. The issuance of warrants significantly reduces the cash costs that would otherwise be associated with raising capital.

2)	CCI has included warrants in agreements for providers of investor relations and/or public relations services. Warrants were also issued to financial advisors as remuneration for the procurement of equity, debt and preferred stock convertible into equity. This practice significantly reduces the cash costs to CCI to obtain these services.

3)	CCI has issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2007, 25,000 warrants were issued to our current CEO Robert McCullough Jr. and 50,000 warrants to our President-International Operations, Augusto Ocana M.D. In addition, Richard Domanik Ph.D., our President, was issued 35,000 warrants, and our-non executive employees were issued 96,000 warrants in the aggregate.

4)	CCI has issued warrants to settle debt and pay for services rendered.

5)	In September 2001, CCI completed the acquisition of AccuMed by merging it into a wholly-owned subsidiary of CCI. As a result, CCI assumed stock options and warrants outstanding on the records of AccuMed at the time of the acquisition. The remainder of the options that were assumed in the acquisition is included in total options outstanding under the Company’s 1999 Equity Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Issuance of Securities

Common Stock.  During fiscal 2007 and 2006, CCI offered common stock to foreign and accredited investors in exchange for cash.

During 2007, the company received gross proceeds of $3,760,000 to purchase an aggregate 1,741,389 shares of unregistered, restricted common stock at prices ranging from $1.80 to $3.30 per share, with a weighted average issuance price of $2.16 per share. In connection with these issuances, the Company paid placement agent fees totaling $249,000.

During 2007, the Company received aggregate proceeds of $2,224,000 from the exercise of warrants to purchase 2,205,368 shares of common stock. In connection with some of these warrant exercises, the Company reduced the exercise price from the original stated exercise price in order to induce the warrant holder to exercise and enable the Company to raise needed cash. The Company recorded the fair value of these modifications at the time of each exercise, which resulted in an aggregate $182,000 recorded as additional interest expense during the year ended December 31, 2007, since the modified warrants were originally issued primarily in connection with the various convertible notes of the Company. Included in these warrant exercises were warrants exercised by CCI’s chief executive and financial officer, who exercised 50,579 warrants to purchase common stock at a modified exercise price of $1.00 per share, resulting in a charge of $52,000 to interest expense, and warrants held by a director, who exercised 418,850 warrants to purchase common stock at a modified exercise price of $1.00 per share, resulting in a charge of $232,000 to selling, general and administrative expense.

For the year ended December 31, 2007, holders of warrants to purchase an aggregate 276,415 shares of common stock exercised their warrants under a cashless exercise option. As a result, they received 192,124 shares of common stock.

Also during 2007, the Company received proceeds of $77,000 from the exercise of stock options for 38,333 shares of common stock.

In June 2007, CCI issued 186,660 shares of common stock with a value of $467,000 to a creditor of Peter Gombrich, CCI’s former CEO and director, as a partial payment of an arbitrators’ award to Mr. Gombrich.

Also during 2007, CCI issued an aggregate 57,180 shares of restricted, unregistered shares of common stock to non-employees for services rendered. The Company valued the common stock at $158,000, using fair value, between $1.90 and $7.00 per share.

During 2006, the Company received net aggregate proceeds of $7,283,000 and issued an aggregate 8,006,429 shares of restricted common stock at a weighted average of $0.95 per share.

Also during 2006, the Company received proceeds of $246,988 from the exercise of warrants for 202,308 shares of restricted common stock.

Warrants.  In connection with its 2007 private placements of securities, the Company issued warrants to purchase an aggregate 106,750 shares of common stock with exercise prices ranging from $1.80 to $2.00 per share and a weighted average exercise price of $2.00 per share. These warrants have an exercise term of three years, and are exercisable immediately.

During 2007, the Company issued to vendors warrants to purchase an aggregate 122,905 shares of restricted, unregistered common stock at exercise prices of $1.30 to $3.50 per share. The warrants have a term of three or four years and are exercisable immediately. CCI valued the warrants at $372,000 using the Black-Scholes valuation model and recorded $342,000 as an administrative expense and $30,000 as a research and development expense.

During 2007 the Company issued to non-executive employees warrants to purchase an aggregate 96,000 shares of common stock with exercise prices from $1.60 to $2.87 per share. CCI valued these warrants at $235,000 using the Black-Scholes model.

Also during 2007, the Company issued to its executive officers, as described in Note 8 — Equity Incentive Plan and Employee Stock Purchase Plan — to the consolidated financial statements, warrants to purchase an aggregate 110,000 shares of common stock at exercise prices of $2.00 to $2.67 per share. These warrants were issued in part for the attainment of certain goals as provided for in their employment agreements. CCI valued the warrants at $314,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense.

During 2006, as part of its offering of common stock, CCI granted investors at total of 2,068,945 warrants to purchase common stock at prices ranging from $1.00 to $3.20 per share.

In March 2006, CCI issued warrants to purchase 100,000 shares of common stock with an exercise price of $0.40 per share to a non-employee consultant as a settlement for past consulting services. CCI valued the warrants at $128,700 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the year ended December 31, 2006.

In March 2006, CCI also issued warrants to purchase 30,000 shares of common stock with an exercise price of $1.00 per share to a former employee as a settlement for past employment services. CCI valued the warrants at $37,170 using the Black-Scholes valuation model and recorded the amount as a payroll expense for the year ended December 31, 2006.

In addition, during 2006, the Company issued warrants to purchase 194,317 shares of common stock at exercise prices ranging from $1.50 to $2.00 per share to non-employee vendors for services performed. The warrants are for terms ranging from three to five years and are exercisable immediately. CCI valued the warrants at $312,675 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the year ended December 31, 2006.

During December 2006, the Company issued a warrant to a vendor in connection with settlement of trade debt. The warrant entitles the vendor to purchase 45,000 shares of common stock at an exercise price of $1.50 per share, exercisable immediately, over a term of five years. CCI valued the warrant $43,535 using the Black-Scholes model and recorded the amount against the trade debt owed.

Also in 2006, the Company issued to its executive officers warrants to purchase a total of 800,000 shares of restricted common stock at exercise prices ranging from $1.28 to $2.00 per share. These warrants vested on January 1, 2007. The Company also issued each independent director warrants to purchase 62,500 shares of common stock at $2.00 per share for a total of 125,000 shares of common stock. These warrants are immediately exercisable. CCI recorded total non-cash compensation expense in connection with these warrants of $1,094,600, based upon the fair value as determined using the Black-Scholes valuation model. The Company issued warrants to an executive officer to purchase a total of 50,000 shares of restricted common stock at an exercise price of $1.30 per share, exercisable immediately and for a term of three years. The Company also issued warrants to a former executive officer for compensation owed him during his employment term, to purchase a total of 50,000 shares of common stock at an exercise price of $2.00 per share, exercisable immediately and for a term of five years

The Company was obligated under the terms of the subscription agreement for its Bridge I convertible promissory notes to issue additional warrants to the note holders based on certain events. If and when the holder of a Bridge I note elected to convert the principal of the note into shares of CCI common stock, the holder was entitled to receive a warrant to purchase one share of CCI common stock for each four shares of CCI common stock into which the note was converted at an exercise price equal to $2.00, based on a written offer dated October 10, 2003. The Company issued 157,273 warrants in the fourth quarter of 2006 to all the holders that had converted their notes and accrued interest during the 2006 fiscal year.

In February 2005, CCI issued warrants to purchase an aggregate 650,000 shares of common stock of the Company with an exercise price of $3.00 per share to Azimuth Corporation and Cadmus Corporation in exchange for such warrant holders’ agreement to cancel certain other warrants containing anti-dilution provisions unfavorable to the Company. CCI valued the warrants at $420,551 using the Black-Scholes valuation model and recorded the amount as an administrative expense in the first quarter ended March 31, 2005. In 2006, the warrants issued to Azimuth and Cadmus in February 2005 were modified. The total of the warrants was reduced to 350,000, or 154,808 and 195,192 warrants to Azimuth and Cadmus, respectively, with an exercise price of $1.00 per share.

In general, each of the above warrants expires between three and five years from the date of issuance and is exercisable immediately upon issuance. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws, except for the 800,000 warrants issued to the officers in 2006, which warrants became exercisable on January 1, 2007. The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.

Bridge and other Note Conversions

During 2006, holders of an aggregate $952,500 principal amount of Bridge I, II and III Convertible Promissory Notes elected to convert their notes and related accrued interest totaling approximately $278,000 into 933,770 shares of unregistered common stock

Also in 2006, Northlea Partners, a company affiliated with one of our directors, elected to convert convertible promissory notes held by such entity totaling approximately $120,000 in principal and accrued interest into 90,019 shares of unregistered common stock.

In May 2006, Monsun converted its convertible promissory notes in the principal amounts of $500,000 and $519,000, including accrued interest, into 762,433 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note, the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note for the year ended December 31, 2006.

Preferred Stock.  During 2007, a holder of Series A Convertible Preferred Stock elected to convert 35,405 shares into 1,546 unregistered shares of CCI’s common stock, two holders of Series B Convertible Cumulative Preferred Stock elected to convert an aggregate 103,250 shares and cumulative dividends totaling $242,482 into 65,548 unregistered shares of the Company’s common stock, and several holders converted an aggregate 32,715 shares of Series E convertible preferred stock, including cumulative dividends totaling $360,711, into 135,050 unregistered shares of common stock.

During 2006, holders of 139,370 shares of Series B convertible preferred stock converted their shares, including cumulative dividends due thereon, into 85,104 shares of unregistered common stock. Holders of 207,500 shares of Series C preferred stock converted their shares, including cumulative dividends due thereon, into 151,759 shares of unregistered common stock. Also in 2006, holders of 180,680 shares (of which 119,380 shares were held by affiliates of one of our directors) of Series E convertible preferred stock converted their shares, including cumulative dividends due thereon, into 720,996 shares of unregistered common stock.

Please refer to Note 6 — Notes Payable and Note 7 — Stockholders’ Equity in the Notes to our Consolidated Financial Statements for more information on the promissory notes and the Company’s preferred stock.

CCI issued such securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended and Regulation S for sales to foreign investors. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited and/or foreign investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations such that it reasonably believes that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to CCI’s filings with the Securities and Exchange Commission.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During 2007, CCI’s Chief Executive Officer exercised 50,579 warrants to purchase unregistered common stock at a modified exercise price of $1.00 per share, resulting in a charge of $52,000 to interest expense, and a director exercised 418,850 warrants to purchase common stock at a modified exercise price of $1.00 per share, resulting in a charge of $232,000 to selling, general and administrative expense. Also an executive officer exercised 50,000 warrants to purchase unregistered common stock at an exercise price of $1.30 per share.

During 2006, an affiliate of our Chief Executive Officer purchased 187,500 shares of unregistered common stock at a price of $0.40 per share.

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

These forward-looking statements are based on beliefs of our management as well as current expectations, projections and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully under the caption “Risk Factors” herein and include our ability to raise capital; our ability to settle litigation; our ability to retain key employees; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors.

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

Overview

CCI is a clinical diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection and treatment of cancer. CCI is currently focused on the production and sale of the SoftPAPtm cervical collection device and the design and development of its AIPS image analysis-based screening system for cervical, endometrial, bladder and other cancers. The AIPS system provides for automated slide screening of the P2X7 and other biomarkers from cytological specimens. The CytoCore Solutionstm System and its components are intended to screen for cancer and eventually treat cancer through the administration of an FDA approved therapeutic agent from CCI’s drug delivery system. We believe the CytoCore Solutionstm System or its components may be used in a laboratory, clinic or doctor’s office.

The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. Our biological marker, P2X7, and other markers in conjunction with the AIPS system are being tested in screening assays for various cancers. The P2X7 is the lead marker in the assay Cocktail-CVXtm and Cocktail-GCItm. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed an FDA-cleared sample collection device, and are developing and testing the cocktail assay markers for use with the AIPS system to screen for various cancers. We look to begin the product development of the drug delivery system in 2008 for the therapeutic treatment of various cancers with FDA-approved agents.

Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

We launched sales of the SoftPAPtm cervical cell collector in the fourth quarter of fiscal 2007. We believe the revenues from this device along with additional capital will allow us to complete the development of the other components of the CytoCore Solutions System, including the AIPS system and genetic biological markers used for the development of the various protein antibodies that allow for the detection of abnormal cervical, uterine, endometrial and bladder cancer cells.

CCI suspended clinical trials for the EndoScan tissue-based test in the first quarter of 2008. We hope the follow-up trial will provide statistically significant data regarding the superior sensitivity and accuracy of the device.

The Company has reduced total liabilities from $13.4 million at June 30, 2005 to $4.3 million at December 31, 2007, a reduction of close to 70%. CCI believes the December 31, 2007 debt balance can be significantly reduced in the future to reflect primarily only trade liabilities needed for operating purposes. Along with the restart of operations and reduction of debt, management settled numerous legal proceedings involving approximately $2.5 million in claims against the company during the 2007 fiscal year. All litigation has been settled except for the matters involving Diamics, the Attorney General of the State of Illinois and NeoMed Innovation III L.P. (See Item 3 — Legal Proceedings, above, for a more detailed description).

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and to develop, manufacture and market its products. Implementation of the Company’s plans will be contingent upon it securing substantial additional financing. In the first quarter of 2008, CCI raised approximately $9.4 million through the issuance of common stock and exercise of stock warrants. During 2007 and 2006, CCI raised approximately $6.1 million and $7.6 million, respectively, through the issuance of common stock and the exercise of warrants. For CCI to successfully implement its business plan, CCI may have to obtain additional capital. If the Company is unable to obtain additional capital or generate profitable sales revenues, it may be required to curtail product development and other activities and may have to cease operations. No assurances can be given about the Company’s ability to obtain capital if needed. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Share-Based Payment.  Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. The Company adopted this statement on January 1, 2006. In particular, this statement requires that all share-based payments, such as employee stock options or warrants, be reflected as an expense based upon grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. The Company estimates the fair value of these awards using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends and consider changes for future expectations.

Results of Operations

Fiscal Year Ended December 31, 2007 as compared to Fiscal Year Ended December 31, 2006

Revenue

Revenues of $83,000 for 2007 represented a decrease of $11,000, or 12%, from revenues of $94,000 in 2006. The decrease was a result of a reduction in licensing fees of $21,000, partially offset by sales of our SoftPAPtm cervical cell collector totaling $10,000.

Costs and Expenses

Cost of Revenues

In 2007, cost of revenues was $30,000 and represents the cost of the product sold, depreciation of our design and tooling assets and a valuation adjustment to lower the inventory to fair market value.

Cost of revenues for 2006 represented a net charge of $19,000. No cost of revenues was incurred with regard to the generation of licensing — related revenues from the slide — based installed systems for the period. Rather, forgiveness of trade debt of $176,000 was credited against a property impairment charge of $169,000 related to design and tooling equipment and an increase in the obsolescence reserve for inventory of $26,000.

Research and Development

In 2007, research and development expenses were $2,599,000, net of trade debt settlements of approximately $207,000, an increase of 204% or $1,745,000 over 2006 expenses of $854,000 before a favorable legal settlement of approximately $342,000. Research and development expenses include industrial design and engineering covering the disposable and instrument components of CytoCore Solutionstm System; payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace; and payroll-related costs for in-house engineering, scientific, laboratory, software development, research management staff, and a consulting contract with GSG Enterprises LLC. Costs associated with University Hospital Case Medical Center (“UHCMC”) consist primarily of charges for the use of facilities and reimbursement of expenses paid directly by UHCMC on behalf of CCI and an overhead charge. The duration of UHCMC’s contract with CCI is for the duration of the studies defined under the contract.

New research and development expenses in 2007 increased substantially from 2006 due to a full year of operations after the 2006 resumption of operations in CCI’s Chicago facility and after services commenced at UHCMC in early 2006. The majority of the increase was associated with services provided under the UHCMC and GSG contracts, the administration of the clinical trials and the design and engineering operations of the SoftPAPtm device.

Selling, General and Administrative

Significant components of selling, general and administrative expenses are compensation costs for executive and administrative personnel; professional fees primarily related to legal, audit/accounting, consulting services and financing and investor relations costs. Selling, general and administrative expenses totaled $5,299,000 for 2007, a

34% increase of $1,332,000 over 2006 expenses totaling $3,967,000. Selling and administrative payroll expenses increased $454,000 to $2,038,000 or 29% over $1,584,000 in payroll expenses for 2006. Of this increase of $455,000, $1,176,000 was for the addition of six new employees and a full year’s compensation for the employees hired in 2006, partially offset by a decline in non-cash compensation to officers and employees of $721,000 in 2007. Directors’ fees for 2007 increased to $461,000 from $151,000 in 2006, an increase of $310,000 or 205%, and marketing costs for 2007 increased $174,000 to $189,000 from $15,000 in 2006 as we began preparations for the launch of our SoftPAPtm Cervical Cell Collector. Professional fees for legal and accounting decreased $456,000, or 33%, to $915,000 in 2007 from $1,371,000 in 2006. This decrease was primarily the result of increasing our finance personnel in 2007, and reducing our need for outside professional assistance. These expenses were partially offset by gains on settlements of approximately $56,000 and $994,000 for 2007 and 2006, respectively.

Other Income and Expense

Interest Income

Interest income earned on unrestricted cash was $21,000 in 2007, an increase of $9,000 or 75% from interest income of $12,000 in 2006.

Interest Expense

Interest expense, including $14,000 of interest expense to related parties in 2006, decreased $1,730,000 for the fiscal year ended December 31, 2007 to $102,000, from $1,832,000 for the year ended December 31, 2006, a decrease of 94%. Of such decrease, 86% or $1,494,000 represents a non-cash charge for the Bridge II Convertible Promissory Notes and the Monsun notes’ beneficial conversion feature recognition. Interest expense included a non cash charge totaling $182,000, partially offset by a settlement of interest expense totaling $85,000, for the year ended December 31, 2007. During fiscal year ended December 31, 2007, CCI paid principal and accrued interest of $355,000 and $51,000, respectively, to noteholders.

Restructuring Settlements

For the fiscal years ended December 31, 2007 and 2006, CCI recorded gains of $349,000 and $1,581,000, respectively, from the settlement of various litigation matters and vendor payables. CCI recorded and netted these gains concurrently in the respective expense categories in which they were originally recorded.

Net Loss

The net loss for the fiscal year ended December 31, 2007 before preferred dividends totaled $7,919,000, compared with $6,566,000 for the same period in 2006, an increase of $1,353,000 or 21%. The increase resulted primarily from a full year of operations which included research and development expenses, administrative compensation, marketing expenses, and a reduction totaling $1,232,000 in restructuring gains in 2007. In addition, cumulative dividends issued as common shares on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $324,000 for the fiscal year ended December 31, 2007, compared with $693,000 for the same period in 2006. The combined net loss applicable to common stockholders for the fiscal year ended December 31, 2007 was $8,243,000, or ($0.24) per share, on 34,259,161 weighted average common shares outstanding, compared with the net loss applicable to common stockholders for the fiscal year ended December 31, 2006 of $7,259,000, or ($0.30) per share, on 24,143,146 weighted average common shares outstanding.

Liquidity and Capital Resources

The Company’s capital resources and liquidity are generated primarily from external individual investors and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into product manufacturing, manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity securities to limited numbers of U.S. and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until some or all of our products are introduced into the market. We used $5,691,000 and $5,252,000 during 2007 and 2006, respectively, to fund our operating activities.

At December 31, 2007, we had $316,000 cash on hand as compared to $874,000 at the beginning of the period. We were able to raise $5,812,000 of cash, net of expenses of $249,000, through the issuance of equity during the fiscal year ended December 31, 2007. This cash was used to fund operations, including research and development activities and clinical trials, purchase of tooling equipment and the settlement of debt. We believe we will be able to raise sufficient funds through the conversion of shareholder warrants and issuance of common stock in the immediate future until we can be self-sufficient through profitable operations. In the first quarter of 2008, we raised $9.4 million through the issuance of common stock and the exercise of warrants. Also in the first quarter of 2008 we ordered presses at an approximate cost of $700,000.

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

Our consolidated financial statements for the years ended December 31, 2007 and 2006, together with the report of L J Soldinger Associates LLC dated March 28, 2008 for the year ended December 31, 2007 and the report of Amper, Politziner and Mattia, P.C. dated April 16, 2007 for the year ended December 31, 2006, and the notes thereto, are filed as part of this Annual Report on Form 10-KSB commencing on page F-1 and are incorporated herein by reference.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Dismissal of Auditors

On June 29, 2007, the Company dismissed Amper, Politziner & Mattia, P.C. (“Amper”) as the Company’s independent registered public accounting firm. On July 2, 2007 the Company engaged L J Soldinger Associates LLC to replace Amper.

Amper reported on the consolidated financial statements of the Company as of December 31, 2006, which report contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the opinion contained a going concern explanatory paragraph.

During the Company’s fiscal year ended December 31, 2006, and the subsequent interim period through June 29, 2007, there were no disagreements between the Company and Amper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Amper’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s consolidated financial statements for such years. There were no reportable events as described in Item 304(iv)(B) of Regulation S-B except for the material weaknesses in internal control over financial reporting as described below. In connection with its audit of the Company’s financial statements for the year ended December 31, 2006, Amper brought to the Company’s attention and advised and discussed with the Audit Committee certain material weaknesses identified as follows:

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

2. The Company currently has an insufficient level of monitoring and oversight controls for contracts and agreements. This may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.

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

The Company provided Amper with a copy of the forgoing disclosures and authorized them to respond fully to the inquiries of the successor accountant concerning the subject matter thereof.

During the Company’s two most recent fiscal years ended December 31, 2007 and the subsequent interim period through June 29, 2007, neither the Company nor anyone on behalf of the Company consulted with L J Soldinger Associates LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or written or oral advice that would have been an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Additionally, there was no consultation with respect to the subject of either a disagreement or event specified in Item 304(a)(1)(iv) of Regulation S-B.

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

During the Company’s two fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through May 10, 2006, there were no disagreements between the Company and Altschuler, Melvoin and Glasser LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Altschuler, Melvoin and Glasser LLP’s satisfaction, would have cause them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s consolidated financial statements for such years; and there were no reportable events as described in Item 304(iv)(B) of Regulation S-B. The Company provided Altschuler, Melvoin and Glasser LLP with a copy of the forgoing disclosures and has authorized them to respond fully to the inquiries of the successor accountant concerning the subject matter thereof.

During the Company’s two fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through May 15, 2006, neither the Company nor anyone on behalf of the Company consulted with Amper, Politziner & Mattia, P.C. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or written or oral advice that would have been an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Additionally, there was no consultation with respect to the subject of either a disagreement or event specified in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our chief executive and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting and disclosure controls and proceedures. Internal controls over financial reporting are designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that established policies and procedures are carefully followed. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods. An important feature of the Company’s system of internal controls and disclosure controls is that both are continually reviewed for effectiveness and are augmented by written policies and guidelines.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

On March 26, 2008, the Company announced that it had executed a Distribution Agreement with HT Hospital Technologies GmbH (“HT”), a subsidiary of M.O.S.S. S.r.l. M.O.S.S specializes in the distribution and maintenance of medical and surgical devices. Pursuant to the agreement, HT will act as the exclusive distributor in Switzerland for the SoftPAPtm cervical cell collection device.

The agreement provides for certain annual minimum purchase requirements for the products, ranging from 150,000 units in the first 12-month period to 250,000 units in the third 12-month period. Prices are established for the first year and thereafter by agreement of the parties. Procedures for the return of products and product recalls are as set forth in the agreement.

HT must use its best efforts to create and maintain a market for, and increase the sales of, the products in its designated territory and provide at its own expense an organization for the continuous sale, promotion and distribution thereof. CytoCore will provide initial product training and marketing materials, and may from time to time provide additional advertising, promotional and instructional materials. Any advertisements and the media in which they are to be used, as well as promotional and instructional materials, must be approved in advance by the Company.

The agreement’s initial term is four years, and automatically extends for three years unless a party notifies the other at least 12 months prior to the expiration of the initial term that it desires to terminate the agreement. CCI also has the right to terminate the agreement at any time prior to the expiration of its term in the event HT fails to attain the annual minimum purchase requirements or in the event the continued performance of the agreement becomes impractical due to the enactment or threatened enactment of any ordinance, statute, regulation law or similar provision. The agreement also provides for termination in the event of “cause”, as such term is defined in the agreement.

Under the agreement, HT may not sell, promote or otherwise distribute any products that compete directly or indirectly with the Company’s products or that are comparable to such products, and the distributor may not establish any branch, or maintain any distribution depot, outside of its territory for the sale of the products. The distributor is also bound by confidentiality obligations and acknowledges the rights and ownership, intellectual property and otherwise, of CytoCore in and to the products.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by this Item 9 will be contained in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) under the captions “The Board of Directors and Nominees; Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. We expect to file the 2008 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2007.

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

The information required by this Item 10 will be contained in the 2008 Proxy Statement under the captions “Compensation” and “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 11 will be contained in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. See also the information included in Item 5 of this Form 10-KSB relating to the Company’s equity compensation plans and Note 8 — Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements.

Item 12.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 12 will be contained in the 2008 Proxy Statement under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors and Committee Information” and is incorporated herein by reference.

Item 13.	Exhibits

(*) Denotes an exhibit filed herewith.

(+) Denotes a management contract or compensatory plan, contract or arrangement.

Exhibit No.	Description

2.1	Stock and Membership Interest Exchange Agreement dated as of December 4, 1998 among Bell National Corporation, InPath, LLC and the InPath Members (as such term is defined therein). (Incorporated herein by reference to Appendix A to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999 (the “1999 Proxy Statement”).)
2.2	Agreement and Plan of Merger of Bell National Corporation and Ampersand Medical Corporation. (Incorporated herein by reference to Appendix C to 1999 Proxy Statement.)
2.3	Agreement and Plan of Merger by and among AccuMed International, Inc., AccuMed Acquisition Corp. and Ampersand Medical Corporation, dated as of February 7, 2001, and Amendment No. 1 thereto. (Incorporated herein by reference to Appendix I to Registration Statement (as amended) on Form S-4, No. 333-61666, as filed on May 25, 2001 (the “May 2001 S-4”).)
3.1	Certificate of Incorporation of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 26, 2001.)
3.2	By-laws of Ampersand Medical Corporation. (Incorporated herein by reference to Appendix E to the 1999 Proxy Statement.)
3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.5 to the Ampersand Medical Corporation Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2000, as filed on March 29, 2001 (the “2000 10-K”).)
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.6 to the 2000 10-K.)
3.5	Section 6 of Article VII of the By-laws of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Exhibit 3.3 to the May 2001 S-4.)
3.6	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-2 (as amended), File No. 333-83578, as filed on February 28, 2002 (the “February 2002 S-2”).)
3.7	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.5 to the February 2002 S-2.)
3.8	Certificate of Amendment of Amended Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.6 to the February 2002 S-2.)
3.9	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.7 to the February 2002 S-2.)
3.10	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.8 to the February 2002 S-2.)
3.11	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 5, 2004. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as filed on August 16, 2004 (the “2004 2Q 10-QSB”).)
3.12	Certificate of Amendment to Certificate of Incorporation, as filed on June 22, 2006. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, as filed on August 21, 2006)

Exhibit No.		Description

3.13		Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 22, 2007. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, as filed on August 17, 2007.)
3	.14*	Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 19, 2007.
4.1		Common Stock Purchase Warrant issued to Holleb & Coff on July 14, 1999 representing the right to purchase 25,000 shares of Common Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 4.3 to the Ampersand Medical Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed on March 31, 2000.)
4.2		Form of Common Stock Purchase Warrant issued in connection with certain Bridge I financing in June 2002. (Incorporated herein by reference to Exhibit 4.33 to the Amendment No. 1 to the February 2002 S-2 as filed on June 21, 2002.)
4.3		Amendment No. 1, dated August 19, 2002, to the Common Stock Purchase Warrant issued in connection with certain Bridge I financing. (Incorporated herein by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on July 21, 2003 (the “2002 10-K”).)
4.4		Form of Common Stock Purchase Warrant to be issued in connection with certain Bridge II Financing beginning in October 2002. (Incorporated herein by reference to Exhibit 4.37 to the 2002 10-K.)
4.5		Form of Warrant issued in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed on April 14, 2004 (the “2003 10-KSB”).)
4.6		Common Stock Purchase Warrant issued to Suzanne M. Gombrich on April 2, 2003 representing the right to purchase 100,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.39 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed on August 13, 2003.)
4.7		Common Stock Purchase Warrant issued to Don Hancock on June 4, 2004 representing the right to purchase 25,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.3 to the 2004 2Q 10-QSB.
4.8		Form of common stock purchase warrant issued to private placement agents on June 15, 2004 representing the right to purchase an aggregate 681,625 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.4 to the 2004 2Q 10-QSB.)
4.9		Form of common stock purchase warrant issued to vendors as part of restructuring settlements during the quarter ended June 30, 2004 representing the right to purchase an aggregate 48,398 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.5 to the 2004 2Q 10-QSB.)
4.10		Common Stock Purchase Warrant issued to Ken Sgro on September 15, 2004 representing the right to purchase 19,200 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed on November 15, 2004 (the “2004 3Q 10-QSB”).)
4.11		Common Stock Purchase Warrant issued to Jorge Leon, Ph.D., on September 15, 2004 representing the right to purchase 2,500 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.4 to the 2004 3Q 10-QSB.)
4.12		Common Stock Purchase Warrant issued to Jan L. Dorfman on September 15, 2004 representing the right to purchase 2,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.5 to the 2004 3Q 10-QSB.)
4.13		Common Stock Purchase Warrant issued to Michael Pisani on February 15, 2005 representing the right to purchase 20,000 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed on August 16, 2005.)
4.14		Form of subscription agreement to purchase common stock of the Company at $0.25 per share. (Incorporated herein by reference to Exhibit 4.38 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed on April 17, 2006 (the “2005 10-KSB”).)

Exhibit No.		Description

4.15		Form of common stock purchase warrant issued as part of 2005 financings representing the right to purchase shares of common stock of the Company at $1.00 per share. (Incorporated herein by reference to Exhibit 4.39 to 2005 10-KSB.)
4.16		Common Stock Purchase Warrant issued to Eric Gombrich on March 1, 2006 representing the right to purchase 30,000 shares of common stock. (Incorporated herein by reference to Exhibit 4.41 to 2005 10-KSB.)
4.17		Form of common stock purchase warrant issued as part of 2006 financings representing the right to purchase shares of common stock of the Company at $1.80 per share. (Incorporated herein by reference to Exhibit 4.42 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as filed on April 17, 2007 (the “2006 10-KSB”).)
4.18		Form of subscription agreement used to purchase common stock of the Company during 2006. (Incorporated herein by reference to Exhibit 4.43 to the 2006 10-KSB.)
4	.19*	Common Stock Purchase Warrant dated December 8, 2006 in favor of Azimuth Corporation representing the right to purchase 154,808 shares of common stock of the Company.
4	.20*	Common Stock Purchase Warrant dated December 8, 2006 in favor of Cadmus Corporation representing the right to purchase 195,192 shares of common stock of the Company.
4	.21*	Form of common stock purchase warrant issued in 2006 and 2007 to vendors in consideration for services rendered.
4	.22*	Registration Rights Agreement in connection with $7 million maximum offering of Units completed in March 2008.
4	.23*	Form of Warrant in connection with $7 million maximum offering of Units completed in March 2008.
10	.1+	1999 Equity Incentive Plan established as of June 1, 1999, as amended. (Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed on July 1, 2004.)
10	.2+	1999 Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix G to the 1999 Proxy Statement.)
10.3		Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C, dated May 18, 2000, pertaining to premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610. (Incorporated by reference to Exhibit 10.32 to the 2000 10-K.)
10.4		First Amendment to Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C., dated February 13, 2001, pertaining to additional premises at 414 N. Orleans, Suite 503, Chicago, Illinois 60610 and extending the term of the original lease until February 28, 2006. (Incorporated by reference to Exhibit 10.33 to the 2000 10-K.)
10.5		Form of Convertible Promissory Note issued in connection with certain Bridge I financing beginning in March 2002. (Incorporated herein by reference to Exhibit 10.42 to the 2002 10-K.)
10.6		Amendment No. 1 to Convertible Promissory Note issued in connection with certain Bridge I financing dated August 20, 2003. (Incorporated herein by reference to Exhibit 10.43 to the 2002 10-K.)
10.7		Form of Bridge II Convertible Promissory Note Indenture, including Form of Convertible Promissory Note, Form of Security Agreement, Form of Collateral Sharing Agreement, and Form of Warrant issued in connection with certain Bridge II Financing beginning in October 2002. (Incorporated herein by reference to Exhibit 10.44 to the 2002 10-K.)
10.8		Amendment No. 1 to the 12% Convertible Secured Promissory Note issued in connection with certain Bridge II financing in October 2002. (Incorporated herein by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed on November 19, 2003 (the “2003 3Q 10-QSB”).)
10.9		Amendment No. 1 dated July 31, 2003 to the Indenture dated October 1, 2002 issued in connection with certain Bridge II financing in October 2002 (Incorporated herein by reference to Exhibit 10.48 to the 2003 3Q 10-QSB.)
10.10		Form of Subscription Agreement for Bridge III $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.47 to the 2003 10-KSB.)

Exhibit No.	Description

10.11	Form of Note for Bridge III $1,500,000 minimum offering/$4,000,000 Maximum Offering placed by Bathgate Capital Partners LLC. (Incorporated herein by reference to Exhibit 10.48 to the 2003 10-KSB.)
10.12	Form Registration Rights Agreement issued in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.49 to the 2003 10-KSB.)
10.13	Form of General Security Agreement by the Company in connection with Bridge III Offering. (Incorporated herein by reference to Exhibit 10.50 to the 2003 10-KSB.)
10.14	Form of Subscription Agreement for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed on May 18, 2004 (the “2004 1Q 10-QSB”).)
10.15	Form of Note for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.4 to the 2004 1Q 10-QSB.)
10.16	Form of General Security Agreement for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.5 to the 2004 1Q 10-QSB.)
10.17	Form of Registration Rights Agreement for Bridge IV Offering. (Incorporated herein by reference to Exhibit 4.6 to the 2004 1Q 10-QSB.)
10.18	Form of Subscription Agreement for the Company’s August 2004 common stock offering. (Incorporated herein by reference to Exhibit 4.6 to the 2004 3Q 10-QSB.)
10.19	Settlement Agreement, effective as of October 14, 2004, by and among the Company, AccuMed and MonoGen, Inc. and accompanying License Agreement, made as of October 14, 2004, by and between MonoGen, Inc., the Company and AccuMed. (Incorporated herein by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2004, as filed on November 17, 2004.)
10.20	Form of Subscription Agreement for the Company’s common stock offering beginning in December 2004. (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed on April 14, 2005 (the “2004 10-KSB”).)
10.21	General Release and Settlement Agreement, effective as of July 18, 2003, by and among the Company, Azimuth Corporation and Cadmus Corporation. (Incorporated herein by reference to Exhibit 10.29 to the 2004 10-KSB.)
10.22	Agreement, made as of December 31, 2004, between British Columbia Cancer Agency Branch and the Company, AccuMed and Oncometrics. (Incorporated herein by reference to Exhibit 10.30 to the 2004 10-KSB.)
10.23	Settlement Agreement, entered into as of December 2004, by and between Bruce Patterson and Invirion, Inc. and the Company. (Incorporated herein by reference to Exhibit 10.31 to the 2004 10-KSB.)
10.24	Lease proposal letter agreement, dated September 22, 2004 from Spectrum Real Estate Services to the Company pertaining to the lease of premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610 to be effective as third amendment to original lease. (Incorporated herein by reference to Exhibit 10.32 to the 2004 10-KSB.)
10.25	Strategic alliance agreement entered into by the Company in November 2004. (Incorporated herein by reference to Exhibit 10.33 to the 2004 10-KSB.)
10.26	Settlement Agreement and Mutual Release effective June 7, 2005, by and between the Cleveland Clinic Foundation and the Company. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, as filed on November 21, 2005 (the “2005 3Q 10-QSB”).)
10.27	General Release and Confidentiality Agreement, entered into October 2005, by and between Eric Gombrich and the Company. (Incorporated herein by reference to Exhibit 10.2 to the 2005 3Q 10-QSB.)

Exhibit No.		Description

10.28		Settlement Agreement and Mutual Release, entered into October 2005, by and among the Lash Group Inc., Peter Gombrich and the Company. (Incorporated herein by reference to Exhibit 10.3 to the 2005 3Q 10-QSB.)
10.29		Clinical Study Agreement, entered into January 2006, between University Hospitals of Cleveland and the Company. (Incorporated herein by reference to Exhibit 10.36 to 2005 10-KSB.)
10.30		Separation Agreement, entered into December 31, 2005, between Denis M. O’Donnell, M.D. and the Company. (Incorporated herein by reference to Exhibit 10.37 to 2005 10-KSB.)
10.31		Consulting Agreement, dated January 27, 2006 and effective March 1, 2006, by and between the Company and GSG Enterprises LLC (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed on November 20, 2006 (the “2006 3Q 10-QSB/A”).)
10	.32+	Employment agreement dated November 15, 2006 between Augusto Ocana and the Company. (Incorporated herein by reference to Exhibit 10.39 to the 2006 10-KSB.)
10	.33+	Employment agreement dated November 20, 2006 between Robert McCullough and the Company. (Incorporated herein by reference to Exhibit 10.40 to the 2006 10-KSB.)
10.34		Consulting agreement dated November 20, 2006 between Future Wave Management and the Company. (Incorporated herein by reference to Exhibit 10.41 to the 2006 10-KSB.)
10.35		Consulting agreement dated November 20, 2006 between EBM, Inc. and the Company. (Incorporated herein by reference to Exhibit 10.42 to the 2006 10-KSB.)
10.36		Common Stock Purchase Warrant dated September 28, 2006 issued to David Weissberg representing the right to purchase 400,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.2 to the 2006 3Q 10-QSB/A.)
10	.37+	Common Stock Purchase Warrant dated September 28, 2006 issued to Robert McCullough Jr. representing the right to purchase 400,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.45 to the 2006 10-KSB.)
10	.38+	Common Stock Purchase Warrant dated September 28, 2006 issued to Alexander Milley representing the right to purchase 62,500 shares of common stock. (Incorporated herein by reference to Exhibit 10.46 to the 2006 10-KSB.)
10	.39+	Common Stock Purchase Warrant dated September 28, 2006 issued to John Abeles representing the right to purchase 62,500 shares of common stock. (Incorporated herein by reference to Exhibit 10.47 to the 2006 3Q 10-QSB/A.)
10	.40*+	Common Stock Purchase Warrant dated January 22, 2007 issued to Augusto Ocana representing the right to purchase 50,000 shares of common stock.
10	.41*+	Common Stock Purchase Warrant dated February 12, 2007 issued to Robert McCullough Jr. representing the right to purchase 25,000 shares of common stock.
10	.42*+	Form of common stock purchase warrants issued to Richard A. Domanik on each of June 29, 2007, December 18, 2007 representing the right to purchase an aggregate 35,000 shares of common stock.
10	.43*	Form of common stock purchase warrants issued to non-executive employees of the Company during the 2007 fiscal year representing the right to purchase an aggregate 96,000 shares of common stock.
10.44		Form of warrant amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 207, as filed on May 15, 2007).
10	.45*	Distribution Agreement with M.O.S.S. S.r.L.
10	.46*	Distribution Agreement with MUNDITER — Intercambio Mundial de Comercio, S.A.
10	.47*	Distribution Agreement with Palex Medical S.A.
10	.48*	Distribution Agreement with CoMedical, Inc. dated February 16, 2008 and executed March 18, 2008.
10	.49*	Distribution Agreement with HT Hospital Technologies GmbH.
10	.50*	Exclusive License Agreement with University Hospitals of Cleveland.
10.51		Exclusive License Agreement, made as of January 27, 2006, by and between University Hospitals of Cleveland and the Company.

Exhibit No.		Description

10	.52*+	Amendment to Employment Agreement dated as of December 15, 2006 by and between the Company and Augusto Ocana dated as of July 15, 2007
10	.53*+	Second Amendment to Employment Agreement dated as of December 15, 2006 by and between the Company and Augusto Ocana
10	.54*	Form of Subscription Agreement and Letter of Investment Intent in connection with $7 million maximum offering of Units completed in March 2008
10	.55*	Purchase Agreement in connection with $7 million maximum offering of Units completed in March 2008
14		Code of Ethics and Business Conduct of Officers, Directors and Employees of CytoCore, Inc. (Incorporated herein by reference to Exhibit 99.1 to the 2003 10-KSB.)
21	*	Subsidiaries of the Company
23	.1*	Consent of L. J. Soldinger Associates
23	.2*	Consent of Amper, Politziner & Mattia, P.C.
31	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of CytoCore, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of CytoCore, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2008 Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOCORE, INC.

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr
Chief Executive Officer and
Chief Financial Officer

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Burns Daniel Burns	Chairman of the Board of Directors	March 31, 2008

/s/ Robert McCullough, Jr. Robert McCullough, Jr	Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer and Director)	March 31, 2008

/s/ Alexander M. Milley Alexander M. Milley	Director	March 31, 2008

/s/ John Abeles John Abeles	Director	March 31, 2008

/s/ Clint Severson Clint Severson	Director	March 31, 2008

Floyd E. Taub M.D	Director

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYTOCORE INC.
AND SUBSIDIARIES

Consolidated Financial Statements
December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
CytoCore, Inc.

We have audited the accompanying consolidated balance sheet of CytoCore, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoCore, Inc. and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the retroactive adjustments to the 2006 consolidated financial statements for the one-for-ten split in 2007 discussed in Note 1 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements and financial statement schedules taken as a whole.

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

As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.

/s/  L J Soldinger Associates LLC

March 28, 2008
Dear Park, Illinois

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively reflect the one-for-ten reverse stock split described in Note 1, present fairly, in all material respects, the consolidated financial position of CytoCore, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” applying the modified-prospective method.

We were not engaged to audit, review, or apply any procedures to the adjustment to retrospectively apply the effects of the one-for-ten reverse stock split described in Note 1 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/  AMPER, POLITZINER & MATTIA, P.C.

April 16, 2007
Edison, New Jersey

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands, except per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$316	$874
Accounts receivables	15	24
Inventories	14	—
Prepaid expenses and other current assets	216	122

Total current assets	561	1,020
Fixed assets, net	532	242
Licenses, patents, and technology, net of amortization	20	20

Total assets	$1,113	$1,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,778	$1,434
Accrued payroll costs	589	421
Accrued expenses	1,912	1,825
Deferred revenue	—	25
Notes payable	70	425

Total current liabilities	4,349	4,130

Long-term liabilities
Convertible securities	—	567
Stockholders’ Deficit:
Preferred stock; $0.001 par value; shares authorized 10,000,000; 403,272 and 574,642 shares issued and outstanding at December 31, 2007 and 2006, respectively (Liquidation value of all classes of preferred stock of $3,012 at December 31, 2007)	1,628	2,920
Common stock, $0.001 par value; 500,000,000 and 375,000,000 shares authorized; 35,866,156 and 31,242,958 shares issued and 35,846,947 and 31,223,749 shares outstanding at December 31, 2007 and 2006, respectively(1)	36	31
Additional paid-in capital	80,917	71,206
Treasury stock at cost; 19,209 shares at December 31, 2007 and 2006	(327)	(327)
Accumulated deficit	(85,413)	(77,170)
Accumulated comprehensive loss — Cumulative translation adjustment	(77)	(75)

Total stockholders’ deficit	(3,236)	(3,415)

Total liabilities and stockholders’ deficit	$1,113	$1,282

(1)	Reflects the one-for-ten reverse stock split effected on November 27, 2007. All periods have been restated to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
	(Dollars in thousands,
	except per share amounts)

Net Sales	$83	$94
Operating expenses:
Cost of revenues (includes impairment charge of property assets of $169, net of settlement of trade debt of $176 for the year ended December 31, 2006)	30	19
Research and development (net of settlement of trade debt of $207 and $342 for the years ended December 31, 2007 and 2006, respectively)	2,599	854
Selling, general and administrative (net of settlement of trade debt of $56 and $994 for the years ended December 31, 2007 and 2006, respectively)	5,060	3,967
Selling, general and administrative — related parties	239	—

Total costs and expenses	7,928	4,840

Operating loss	(7,845)	(4,746)

Other income (expense):
Interest expense — related party	(93)	(14)
Interest expense (net of settlement of interest of $85 and $70 for the years ended December 31, 2007 and 2006, respectively)	(9)	(1,818)
Unrealized gain on convertible securities	7	—
Interest income	21	12

Total other income (expense)	(74)	(1,820)

Loss from operations before income taxes	(7,919)	(6,566)
Income taxes	—	—

Net loss	(7,919)	(6,566)
Preferred stock dividends	(324)	(693)

Net loss applicable to common stockholders	$(8,243)	$(7,259)

Basic and fully diluted net loss per common share(1)	$(.24)	$(.30)

Weighted average number of common shares outstanding(1)	34,259,161	24,143,146

(1)	Reflects the one-for-ten reverse stock split effected on November 27, 2007. All periods have been restated to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Operating Activities:
Net loss	$(7,919)	$(6,566)
Amortization of debt discount	—	173
Depreciation	34	41
Non-cash interest related to warrant modification	182	100
Impairment charge of property asset	—	169
Non-cash interest on beneficial note conversion settled in stock	—	1,321
Stock and warrants issued for settlement of debt	—	210
Stock and warrants issued to non-employees for services	530	832
Non-cash compensation expense	549	1,270
Gain on settlements of trade indebtedness	(349)	(1,581)
Unrealized gain on convertible securities	(7)	—
Changes in assets and liabilities:
Accounts receivable	10	14
Inventories	(14)	26
Prepaid expenses and other current assets	(94)	(50)
Accounts payable	605	(745)
Deferred Revenue	(25)	—
Lease obligation	—	(14)
Accrued expenses	807	(452)

Net cash used for operating activities	(5,691)	(5,252)

Investing activities:
Capital purchases	(324)	(219)

Net cash used for investing activities	(324)	(219)

Financing activities:
Proceeds from issuance of common stock	3,760	7,362
Financing costs in connection with private placement of stock	(249)	(79)
Payments of notes payable	(355)	(1,185)
Proceeds from exercise of warrants and options	2,301	247

Net cash provided by financing activities	5,457	6,345

Net (decrease) increase in cash and cash equivalents	(558)	874
Cash and cash equivalents at beginning of year	874	—

Cash and cash equivalents at end of year	$316	$874

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$23	$319
Non-cash transaction during the year for:
Preferred stock and cumulative dividends converted into common stock	$1,616	$5,489
Convertible promissory notes and accrued interest converted into common stock	$—	$2,370
Convertible securities related to shares issued in excess of amount authorized	$567	$—
Settlement of trade debt with stock	$467	$321

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001(1)		Treasury Stock(1)		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Loss	Deficit
	(Dollars in thousands)

January 1, 2006	1,102,192	$7,716	15,466,508	$16	19,209	$(327)	$52,525	$(69,911)	$(68)	$(10,049)
Comprehensive Loss:
Net loss		—		—		—	—	(6,566)	—	(6,566)
Foreign currency translation		—		—		—	—	—	(7)	(7)

Total net comprehensive loss		—		—		—	—	—	—	(6,573)
Series B preferred stock and cumulative dividends converted to common stock	(139,370)	(557)	85,104	—		—	608	(51)	—	—
Series C preferred stock and cumulative dividends converted to common stock	(207,500)	(264)	151,759	—		—	365	(101)	—	—
Series E preferred stock and cumulative dividends converted to common stock	(180,680)	(3,975)	720,996	1		—	4,515	(541)	—	—
Bridge I conversions		—	428,194	—		—	642	—	—	642
Bridge II conversions		—	169,306	—		—	253	—	—	253
Bridge III conversions		—	336,270	—		—	336	—	—	336
Related party notes converted		—	90,019	—		—	120	—	—	120
Monsun note conversion		—	762,433	1		—	2,339	—	—	2,340
Sale of common stock, net of financing costs of $79,317		—	8,006,429	8		—	7,275	—	—	7,283
Stock issued for sale of stock in prior year		—	3,821,050	4		—	(4)	—	—	—
Exercise of warrants		—	202,308	—		—	247	—	—	247
Common stock issued for services		—	680,903	1		—	518	—	—	519
Common stock issued in settlement of debt		—	292,827	—		—	321	—	—	321
Common stock issued for compensation		—	28,852	—		—	38	—	—	38
Warrant conversion exercise price modification		—		—		—	100	—	—	100
Convertible securities in excess of authorized		—		—		—	(567)	—	—	(567)
Stock appreciation rights liability		—		—		—	(180)	—	—	(180)
Warrants issued for compensation		—		—		—	1,232	—	—	1,232
Warrants issued for services		—		—		—	313	—	—	313
Warrants issued in settlement of trade debt		—		—		—	210	—	—	210

December 31, 2006	574,642	$2,920	31,242,958	$31	19,209	$(327)	$71,206	$(77,170)	$(75)	$(3,415)

1)	Reflects the one-for-ten reverse stock split effected on November 27, 2007. All periods have been restated to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT — (Continued)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001(1)		Treasury Stock(1)		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Loss	Deficit
	(Dollars in thousands)

January 1, 2007	574,642	$2,920	31,242,958	$31	19,209	$(327)	$71,206	$(77,170)	$(75)	$(3,415)
Comprehensive Loss:
Net loss		—		—		—	—	(7,919)	—	(7,919)
Foreign currency translation		—		—		—	—	—	(2)	(2)

Total net comprehensive loss		—		—		—	—	—	—	(7,921)
Series A preferred stock converted to common stock	(35,405)	(159)	1,546	—		—	159	—	—	—
Series B preferred stock and cumulative dividends converted to common stock	(103,250)	(413)	65,548	—		—	513	(100)	—	—
Series E preferred stock and cumulative dividends converted to common stock	(32,715)	(720)	135,050	—		—	944	(224)	—	—
Sale of common stock, net of financing costs of $249,366		—	1,741,389	2		—	3,509	—	—	3,511
Exercise of warrants		—	2,397,492	3		—	2,221	—	—	2,224
Exercise of options		—	38,333	—		—	77	—	—	77
Common stock issued for services		—	57,180	—		—	158	—	—	158
Common stock issued in settlement of debt		—	186,660	—		—	467	—	—	467
Warrant conversion exercise price modification		—		—		—	182	—	—	182
Convertible securities in excess of authorized		—		—		—	560	—	—	560
Warrants issued for compensation		—		—		—	549	—	—	549
Warrants issued for services		—		—		—	372	—	—	372

December 31, 2007	403,272	$1,628	35,866,156	$36	19,209	$(327)	$80,917	$(85,413)	$(77)	$(3,236)

1)	Reflects the one-for-ten reverse stock split effected on November 27, 2007. All periods have been restated to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 and 2006
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

CCI is a clinical diagnostics company engaged in the design, development and commercialization of cost-effective screening and diagnostic products, as well as therapeutic-delivery products, in women’s healthcare. CCI is currently focused on the production and sales launch of its SoftPAPtm cervical collection device and the design and development of its screening systems for cervical, endometrial, and bladder precancerous and cancerous conditions through the CytoCore Solutionstm System. The CytoCore Solutionstm System utilizes the Company’s Automated Image Proteomic System or AIPStm image analysis that provides for automated slide screening of the P2X7 genetic biomarker from cytological and histological specimens. The CytoCore Solutionstm System and its components are intended to screen for cancer and eventually treat cancer through the administration of a Food and Drug Administration-approved therapeutic agent from CCI’s drug delivery system. We believe the CytoCore Solutionstm System or its components may be used in a laboratory, clinic or doctor’s office.

The Company hopes to integrate the next generation AIPS system into the CytoCore Solutionstm System to be used for various cancer-screening tests. As a result, the Company has discontinued production and sales of the AcCell Savanttm System.

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

During 2007, CCI raised net proceeds of approximately $3.5 million through the private sale of unregistered, restricted common stock and $2.3 million from the exercise of warrants and options to purchase common stock. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. In the first quarter of 2008, the Company raised an additional $9.4 million through the sale of unregistered, restricted common stock and $20,000 from the exercise of warrants to purchase common stock. The Company’s management team also has nearly completed implementation of its restructuring plan which is designed to provide unsecured creditors a settlement plan regarding outstanding payables. Completion of this plan may be contingent on the Company’s ability to raise sufficient new equity to fund operations. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it may be unable to fully resume its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Increase in authorized shares

On June 21, 2007, the Company’s shareholders voted and approved a proposal to amend CCI’s Certificate of Incorporation (as amended to date) to increase the number of authorized shares of common stock ($0.001 par value) of the Company by 125,000,000 shares from 375,000,000 to 500,000,000 shares.

Reverse Stock Split

On November 27, 2007, we effected a one-for-ten reverse stock split of our common stock. We did not reduce the number of shares we are authorized to issue or change the par value of the common stock. All references to share value in these consolidated financial statements have been restated to reflect this split. See Note 7 — Stockholders’ Equity for further details.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Inventory

Inventory consisted of component parts necessary to assemble the Company’s SoftPAPtm cervical collection device as of December 31, 2007. Inventory is valued at the lower of cost or market, using the first in, first out method. During the year ended December 31, 2006, the Company had provided an obsolescence reserve for its entire inventory and therefore the inventory is carried at no value on its books.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the assets’ estimated useful lives. Principal useful lives are as follows:

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

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses and notes payable approximate their respective fair values due to their short maturities.

Other Comprehensive Income (Loss)

Translation adjustments related to the Company’s foreign dormant subsidiary are included in other comprehensive loss and reported separately in stockholders’ deficit.

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. CCI’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2007 and 2006 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

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

As of January 1, 2007 the Company adopted FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (FIN 48), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Risks from Concentrations

The Company had deposits at one financial institution in excess of FDIC insured limits. However, the Company does not believe a material risk of loss exists with respect to the financial position due to concentrations of credit risk.

Revenues were derived solely from two customers during 2007 and one customer in 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new standard does not require new fair value measurements, rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the standard was deferred for one year as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). We are reviewing the potential impact, if any, of this new guidance.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

In February 2007, the FASB issued a new standard that permits entities to choose to measure many financial instruments and certain other items at fair value. This standard expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by the new standard permits all entities to choose to measure eligible items at fair value at specified election dates and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued a new standard for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, the new standard requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The standard is effective prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In December 2007, FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

Note 3.	Fixed Assets

Fixed assets consist of the following at December 31:

	2007	2006

Furniture and fixtures	$124	$124
Laboratory equipment	622	595
Computer and communications equipment	343	331
Design and tooling	486	201
Leasehold improvements	28	28

	1,603	1,279
Less accumulated depreciation and amortization	(1,071)	(1,037)

Total	$532	$242

For the years ended December 31, 2007 and 2006, depreciation expense was $34,000 and $41,000, respectively.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Note 4.	Licenses, Patents, and Technology

Licenses, patents, and technology include the following at December 31:

	2007	2006

Licenses	$20	$20
Patent costs	133	133
LabCorp Technology Agreement	260	260

Subtotal	413	413
Less accumulated amortization	(393)	(393)

Total	$20	$20

For the years ended December 31, 2007 and 2006, there was no amortization expense for licenses, patents and technology. All patents and technology have been fully amortized. The licenses are deemed to have an indefinite life and are therefore not amortized.

Note 5.	Accrued Expenses

Accrued expenses include the following at December 31:

	2007	2006

Accrued interest	$350	$478
Accrued settlement costs	—	438
Accrued taxes (see Note 10)	707	589
Accrued compensation	637	180
Other accrued expenses	218	140

Total	$1,912	$1,825

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Note 6.	Notes Payable

Notes payable at December 31 consist of:

	2007	2006

Bridge II Convertible Promissory Notes; due July 31, 2004; interest rate 12% or 15% per annum; convertible into common stock at $1.00 or $1.50 per share; beneficial conversion feature valued at $1,777,000 and $330,000 at December 31, 2003 and 2002, respectively; warrants at an exercise price of $1.50 or $2.00 per share	$—	$50
MonoGen, Inc., $305,000 Promissory Note issued October 14, 2004; interest at 14% per annum; first installment of $25,000 due November 1, 2004 with monthly principal and interest installments of $10,000 thereafter; due January 1, 2007	—	305
Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed due December 27, 1999	34	34
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	15	15
Ventana Medical Systems, Inc., $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest at 8% per annum payable after December 31, 2003	21	21

	$70	$425

Bridge I.  During the twelve months ended December 31, 2006, the remaining holders of Bridge I Convertible Promissory Notes elected to convert an aggregate $642,000 note principal and accrued interest into 428,294 shares of unregistered common stock. There were no Bridge I notes outstanding at December 31, 2006 or 2007.

Bridge II.  Beginning in October 2002, the Company began an issue of up to $4,000,000 in Bridge II Convertible Promissory Notes to accredited investors. CCI issued $550,000 in Bridge II notes as of December 31, 2002. From January 1, 2003 through the closing of the offering on December 5, 2003, CCI issued Bridge II notes in the principal amount of: $1,980,200 in exchange for cash, $1,060,000 as a conversion of a Bridge I Convertible Promissory Note and $305,667 in exchange for a note payable to Peter P. Gombrich, the Company’s then-Chairman, for a total issuance during fiscal year 2003 of $3,345,867. The notes bear interest at a rate of 12% per annum payable at the maturity date in kind in the form of shares of common stock of CCI. The Company granted the holders a junior security position in all of its assets. The notes are convertible at any time into the common stock of CCI. The note conversion price and the value of common shares paid in kind as interest for the first $1,000,000 in principal amount of cash subscriptions, determined on a “first come — first served basis,” is $1.00 per share. The note conversion price and the value of common shares paid in kind as interest for the remaining $3,000,000 of principal amount of notes in the series is $1.50 per share. The conversion prices of the notes issued during 2002 and 2003 were less than the market price of the common stock when the notes were issued; therefore, the holders were considered to have a beneficial conversion feature. CCI determined the value of the beneficial conversion feature to be $1,777,200 and $330,000 at December 31, 2003 and 2002, respectively. The value was recorded as a reduction of the debt and was amortized as additional interest over the original life of the notes and was fully amortized by 2004.

At the time CCI completes significant additional funding plans, as outlined in the subscription agreement for the Bridge II notes, each remaining holder of Bridge II notes is entitled to receive a warrant to purchase one share of the common stock of the Company for each four shares of common stock into which the note is convertible at an exercise price of $1.50 per share for notes in the class pertaining to the first $1,000,000 in subscriptions and $2.00 for the remaining $3,000,000 in note principal subscriptions. In September 2003, an amendment to the Bridge II convertible promissory notes was sent to holders requesting an extension of the notes to July 31, 2004. As additional consideration for the extension, holders were offered an increase in the interest rate from 12% to 15%. In addition,

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

an amendment to the indenture also offered an increase in the warrant coverage ratio from 25% to 33%. The Bridge II offering was closed as of December 5, 2003.

The Company never completed the additional funding requirements, as defined in the agreement, and therefore has not issued any warrants in connection with this note agreement.

For the twelve months ended December 31, 2006, holders of $175,000 principal amount of Bridge II convertible promissory notes elected to convert their notes and related accrued interest of approximately $78,000 into 169,306 shares of unregistered common stock. In December 2006, the Company paid in cash to a note holder $1,060,000 in principal and related accrued interest of approximately $319,000. (See note — 11 Commitments and Contingencies)

In March 2007, CCI paid in cash the remaining note holder $50,000 and related accrued interest of approximately $28,000. There were no Bridge II notes outstanding as of December 31, 2007.

Bathgate Capital Partners, LLC — Bridge III.  Beginning in January 2004, Bathgate Capital Partners, LLC began an offering of a maximum of $4,000,000 and a minimum of $1,500,000 in Bridge III Convertible Promissory Notes to accredited investors on behalf of the Company. The notes had an interest rate of 10% per annum payable, on a semi-annual basis, in kind in the form of shares of common stock for the first two years and then in cash for the remaining three years until due December 31, 2008. The note conversion price and the value of common shares paid in kind as interest is $1.00 per share. The notes were convertible at any time into the common stock of CCI, although the notes will automatically convert if the last sales price of the stock was $3.00 or higher for twenty consecutive trading days, the daily average trading volume was at least 25,000 shares, and the underlying shares were registered for sale. The holders were also granted a security interest in all of the Company’s assets. CCI granted each note holder the right to receive 25% warrant coverage on all money invested; therefore, for every $100,000 invested, an investor received warrants to purchase 2,500 shares of common stock at an exercise price of $1.50 per share. The warrants expire on December 31, 2008.

During 2004, the Company issued an additional $1,662,500 in Bridge III notes in exchange for cash. The conversion prices of the notes issued during 2004 were less than the market price of the common stock when the notes were issued; therefore, the holders were considered to have a beneficial conversion feature. CCI determined the value of the beneficial conversion feature to be $1,604,000 at June 30, 2004. The value was recorded as a reduction of the debt and was amortized as additional interest over the life of the notes, with acceleration upon any conversion of the notes. CCI recorded additional interest expense of $172,698 and $1,126,771 to reflect amortization of the discount during the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the discount had been fully amortized.

During the twelve months ended December 31, 2006, holders of the final remaining Bridge III Convertible Promissory Notes elected to convert an aggregate $277,500 note principal and accrued interest of approximately $59,000 into 336,270 unregistered common shares. As of December 31, 2006, there are no Bridge III notes outstanding.

Monsun.  On November 1, 2000, CCI issued a convertible promissory note to Monsun, AS (“Monsun”) in exchange for $500,000 in cash. The note bore interest at the rate of 20% per year and was originally due 12 months from the date of issue. The Company entered into several extensions during 2001 and 2002 and the final extension maturity date was July 31, 2002.

The note was convertible into common stock, any time after the expiration of the first 180 days of the loan term, at a conversion price of $10.00 per share.

In January 2003, Monsun initiated a legal action against Peter Gombrich, CCI’s then-Chairman, as a personal guarantor on the note, in an attempt to collect the unpaid principal balance of the note. Monsun was successful in obtaining a legal judgment of approximately $675,000 related to the note balance and accrued interest against

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Mr. Gombrich as personal guarantor. In addition, Monsun was granted an award of approximately $438,000 for attorneys’ fees against Peter Gombrich as the personal guarantor. The award for legal fees was recorded as an accrued expense.

In May 2006, Monsun converted its convertible promissory notes in the principal amounts of $500,000 and $519,000, including accrued interest, into 762,433 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note, the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note for the year ended December 31, 2006.

In June 2007, as part of the arbitration award to Peter Gombrich, the Company issued 186,660 shares of common stock to Monsun as a creditor of Mr. Gombrich, such shares valued at $2.50 per share or a total of $467,000. (See Note 11 — Commitments and Contingencies)

MonoGen, Inc.  In October 2004, CCI issued a promissory note to MonoGen in the amount of $305,000, payable in an initial installment of $25,000 on November 1, 2004 and monthly installments thereafter of $10,000 until the note was paid in full, and agreed to transfer to MonoGen certain assets. Inasmuch as the assets were not timely transferred, and because the initial $25,000 payment to be made under the note was not paid by its due date, MonoGen delivered a notice of default to the Company and AccuMed in November 2004. The note became due on January 1, 2007, and the Company subsequently entered into an agreement with MonoGen to pay $328,000 as full settlement of its obligations. The Company made this payment in 2007.

Ungaretti & Harris LLP.  In March 2005, CCI entered into a settlement agreement, related to a lawsuit filed by Ungaretti & Harris for unpaid legal fees, for $150,000 payable in installments of $25,000 commencing March 22, 2005 with subsequent payments due in 90 day increments until the balance was paid in full. The parties thereafter modified the settlement agreement and CCI made the final payments in 2006.

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

See Note 11 — Commitments and Contingencies for a description of the legal proceedings regarding or giving rise to some of the above notes.

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

Note 7.	Stockholders’ Equity

Reverse Stock Split

On November 19, 2007, our shareholders voted to authorize the Company’s Board of Directors to effect a reverse stock split of common stock at a ratio ranging from not less than a 1-for-5 shares to not more than 1-for-10 shares. On the same day, the Company’s Board of Directors voted to effect a 1-for-10 reverse split. As a result of this stock split, we filed an amendment to our Certificate of Incorporation (as amended to date) with the

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Secretary of State of the State of Delaware. This amendment became effective on November 27, 2007. As of the effective date of the split, every ten shares of our issued and outstanding common stock, $0.001 par value, automatically converted to one share of common stock, $0.001 par value. No fractional shares of common stock were issued and no cash was paid for fractional shares. The split did not alter any voting rights or other terms of our common stock.

All references to share data have been restated to reflect the split.

Earnings (loss) per share

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years Ended
	December 31,
	2007	2006

Basic and Diluted:
Net loss applicable to common stockholder (in thousands)	$(8,243)	$(7,259)
Weighted average common shares outstanding	34,259,161	24,143,146
Net loss per common share	$(.24)	$(.30)

Stock options and warrants in the amount of 3,391,792 and 5,734,432 shares and preferred stock convertible into 488,820 and 660,811 shares for the years ended December 31, 2007 and 2006, respectively and convertible notes convertible into 50,977 shares for the year ended December 31, 2006 and 45,000 stock appreciation rights were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the years ended December 31, 2007 and 2006, respectively.

Preferred Stock

A summary of the Company’s preferred stock as of December 31, 2007 and 2006 is as follows:

		Shares Issued &	Shares Issued &
		Outstanding	Outstanding
Offering	Shares Authorized	2007	2006

Series A convertible	590,197	47,250	82,655
Series B convertible, 10% cumulative	1,500,000	122,486	225,736
Series C convertible, 10% cumulative	1,666,666	38,333	38,333
Series D convertible, 10% cumulative	300,000	175,000	175,000
Series E convertible, 10% cumulative	800,000	20,203	52,918
Undesignated Preferred Series	5,143,137	—	—

Total Preferred Stock	10,000,000	403,272	574,642

Convertible Cumulative Preferred Stock Conversions:

During 2007, a holder of Series A Convertible Preferred Stock elected to convert 35,405 shares into 1,546 unregistered shares of CCI’s common stock, two holders of Series B Convertible Cumulative Preferred Stock elected to convert 103,250 shares and cumulative dividends totaling $242,482 into 65,548 unregistered shares of the Company’s common stock, and several holders converted 32,715 shares of Series E convertible preferred stock, including cumulative dividends totaling $360,711, into 135,050 unregistered shares of common stock. As a result of the above conversion, the Company recorded a preferred stock dividend of $334,000.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

During 2006, two holders of Series B Convertible Cumulative Preferred Stock elected to convert 139,370 shares and cumulative dividends totaling $293,561 into 85,104 unregistered shares of the Company’s common stock, and several holders converted 207,500 shares of Series C convertible preferred stock, including cumulative dividends totaling $288,056, into 151,759 unregistered shares of common stock. Also in 2006, holders of Series E Convertible Preferred Stock elected to convert 180,680 shares and cumulative dividends totaling $1,792,999 into 720,996 unregistered shares of common stock.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367 — Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	0.40 — Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing March 31, 2001
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2007 were $336,161

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$6.00 per share
Conversion Rate:	0.50 — Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2007 were $70,882

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	1.00 — Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2007 were $1,079,726

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$8.00 per share
Conversion Rate:	2.75 — Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10% — Quarterly — Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2007 were $277,049

Issuance of Common Shares for Cash

2007

During 2007, the CCI offered shares of unregistered, restricted common stock to accredited investors in exchange for cash. The company received gross proceeds of $3,760,000 to purchase an aggregate 1,741,289 shares of unregistered, restricted common stock at prices ranging from $1.80 to $3.30 per share with a weighted average issuance price of $2.16 per share. In connection with these issuances, the Company paid placement agent fees totaling $249,000, and issued aggregate warrants to purchase 106,750 shares of common stock with exercise prices ranging from $1.80 to $2.00 and a weighted average exercise price of $2.00 per share. These warrants have an exercise term of three years, and are exercisable immediately.

During 2007, the Company received aggregate proceeds of $2,224,000 from the exercise of warrants to purchase 2,205,368 shares of common stock. In connection with some of these warrant exercises, the Company reduced the exercise price from the original stated exercise price in order to induce the warrant holder to exercise and enable the Company to raise needed cash. The Company recorded the fair value of these modifications at the time of each exercise, which resulted in an aggregate $182,000 recorded as additional interest expense during the year ended December 31, 2007, since the modified warrants were originally issued primarily in connection with the various convertible notes of the Company. Included in these warrant exercises were warrants exercised by CCI’s chief executive officer, who exercised 50,579 warrants to purchase common stock at a modified exercise price of $1.00 per share, resulting in a charge of $17,000 to interest expense, and warrants held by a director, who exercised 418,850 warrants to purchase common stock at a modified exercise price of $1.00 per share, resulting in a charge of $76,000 to selling, general and administrative expense.

For the year ended December 31, 2007, holders of warrants to purchase an aggregate 276,415 shares of common stock exercised their warrants under a cashless exercise option. As a result, they received 192,124 shares of common stock.

Also during 2007, the Company received proceeds of $77,000 from the exercise of stock options for 38,333 shares of common stock.

2006

During 2006, the Company continued an offering of unregistered, restricted common stock to accredited investors in exchange for cash. In 2006, the Company issued 3,821,050 shares of restricted common stock for funds received in 2005.

During 2006, the Company received gross proceeds of $7,363,250 to purchase an aggregate 7,786,117 shares of unregistered subscribed common stock at prices per share ranging from $0.25 to $2.20, with a weighted average issuance price of $0.95. In connection with this issuance, the Company paid placement agent fees of $79,317 as well as issued 220,313 shares of common stock to a placement agent, which were valued at $176,250. The placement

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

agent fees were recorded as a reduction to the gross proceeds in additional paid in capital. In connection with the private placements, the Company issued aggregate warrants to purchase 1,722,486 shares of common stock with exercise prices ranging from $1.00 to $3.20 and a weighted average exercise price of $1.60 per share. The warrants exercise terms were either three or five years, with a weighted average term of 3.7 years, and are exercisable immediately.

During 2006, the Company received proceeds of $246,988 from the exercise of warrants for 202,308 shares of restricted common stock. In connection with some of these warrant exercises, the Company had reduced the exercise price from the original stated exercise price in order to induce the warrant holder to exercise in order to enable the Company to raise needed cash. Due to these modifications to the exercise prices, the Company recorded the fair value of these modifications at the time of each exercise, which resulted in an aggregate $100,000, which was recorded as additional interest expense since the modified warrants were originally issued in connection with the various convertible notes of the Company.

Issuance of Common Stock for Services and as a Settlement of Debt

2007

In June 2007, CCI issued 186,660 shares of common stock with a value of $467,000 to a creditor of Peter Gombrich, CCI’s former CEO and director, as a partial payment of an arbitrators’ award to Mr. Gombrich. (See Note 11 — Commitments and Contingencies)

Also during 2007, CCI issued an aggregate 57,180 shares of restricted, unregistered shares of common stock to non-employees for services rendered. The Company valued the common stock at $158,000, using fair value, between $1.90 and $7.00 per share.

2006

During 2006, CCI issued an aggregate 680,903 shares of the Company’s restricted common stock to non-employees as payment for services rendered. CCI valued the shares at $519,000 at a weighted average value of $0.76 per share.

In addition, the Company issued an aggregate 292,827 shares of its restricted common stock to various vendors as settlement of trade debt. CCI valued the shares in the aggregate at $321,000 at a weighted average value of $1.10 per share.

Issuance of Common Stock as Payment for Employee Compensation

During 2006, the Company issued 28,852 shares of restricted common stock to a former executive officer for services rendered. CCI valued the shares at $38,000 with a weighted average value of $1.32 per share.

Issuance of Warrants for Services and Settlement of Debt

2007

During 2007, the Company issued to vendors warrants to purchase an aggregate 134,905 shares of restricted, unregistered common stock at exercise prices of $1.30 to $3.50 per share. The warrants have a term of three or four years and are exercisable immediately. CCI valued the warrants at $372,000 using the Black-Scholes valuation model and recorded $342,000 as an administrative expense and $30,000 as a research and development expense.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

2006

In March 2006, CCI issued warrants to purchase 100,000 shares of common stock with an exercise price of $0.40 per share to a non-employee consultant as a settlement for past consulting services. The warrants are for a term of five years and are exercisable immediately. CCI valued the warrants at $128,700 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the year ended December 31, 2006.

In March 2006, CCI also issued warrants to purchase 30,000 shares of common stock with an exercise price of $1.00 per share to a former employee as a settlement for past employment services. The warrants are for a term of five years and are exercisable immediately. CCI valued the warrants at $37,170 using the Black-Scholes valuation model and recorded the amount as a payroll expense for the year December 31, 2006.

In addition, during 2006, the Company issued warrants to purchase 194,317 shares of common stock at exercise prices ranging from $1.50 to $2.00 per share to non-employee vendors for services performed. The warrants are for a term ranging from three to five years and are exercisable immediately. CCI valued the warrants at $312,675 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the year ended December 31, 2006.

During December 2006, the Company issued a warrant to a vendor in connection with settlement of trade debt. The warrant entitles the vendor to purchase 45,000 shares of common stock at an exercise price of $1.50, exercisable immediately, over a term of five years. CCI valued the warrant $43,535 using the Black-Scholes model and recorded the amount against the trade debt owed.

Issuance of warrants for debt

On July 18, 2003, Mr. Milley, a director of CCI, Azimuth Corporation (of which Mr. Milley is President and Chairman of the Board) and Cadmus Corporation (of which Mr. Milley is President), agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus, which warrants entitled the holders to purchase a total of 312,500 shares of CCI common stock at various exercise prices between $0.10 and $12.50 per share. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required CCI to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 150,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company’s issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties’ agreement to cancel these warrants, including their individual anti-dilution clauses, and the forgiveness of approximately $100,000 owed to Azimuth and Cadmus, in February 2005, CCI issued warrants to purchase 287,500 and 362,500 shares to Azimuth and Cadmus, respectively, at an exercise price of $3.00 per share. CCI had also agreed to issue a 120-day warrant entitling the holders to purchase 50,000 shares of common stock at an exercise price of $3.00, which warrant expired on November 19, 2003. CCI valued the warrants at $420,551 using the Black-Scholes valuation model and recorded the amount as a current quarter administrative expense.

In 2006, the warrants issued to Azimuth and Cadmus in February 2005, as noted above, were modified. The total of the warrants were reduced to 350,000 or 154,808 and 195,192 shares to Azimuth and Cadmus, respectively, at an exercise price of $1.00 per share. These warrants expire on July 18, 2008. This modification did not result in an increase in the fair value of the warrants; therefore no further charges were taken.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Issuance of Warrants as Payment for Employee Compensation

2007

During the year ended December 31, 2007 the Company issued to non-executive employees warrants to purchase an aggregate 96,000 shares of common stock with exercise prices from $1.60 to $2.87. The warrants are for a term of three years and are exercisable immediately. CCI valued these warrants at $235,000 using the Black-Scholes model.

Also during 2007, the Company issued to its executive officers, as described in Note 8 below, warrants to purchase an aggregate 110,000 shares of common stock at exercise prices of $2.00 to $2.67 per share. These warrants were issued in part for the attainment of certain goals as provided for in their employment agreements. The warrants are for a term of three years and are exercisable immediately. CCI valued the warrants at $314,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense

2006

In 2006, as described in Note 8, the Company issued to its executive officers warrants to purchase a total of 800,000 shares of restricted common stock at an exercise price of $1.275 to $2.00 per share. These warrants vested on January 1, 2007 and were for a term of three and five years.

The Company also issued each independent director warrants to purchase 62,500 shares of common stock at $2.00 per share for a total of 125,000 shares of common stock. The warrants are for a term of five years and are exercisable immediately. CCI recorded total non-cash compensation expense in connection with these warrants of $1,094,600, based upon the fair value as determined using the Black-Scholes valuation model.

Also during 2006, the Company issued warrants to an officer to purchase a total of 50,000 shares of restricted common stock at an exercise price of $1.30 per share, exercisable immediately and for a term of three years. The Company also issued 50,000 warrants to a former executive officer for compensation owed him during his employment term, to purchase a total of 50,000 shares of common stock at an exercise price of $2.00 per share, exercisable immediately and for a term of five years. CCI recorded total non-cash compensation expense in connection with these warrants of $137,050, based upon the fair value as determined using the Black-Scholes valuation model.

Exchange of Certain Convertible Promissory Notes for Common Shares

As described in more detail in Note 6, during the year ended December 31, 2006, holders of certain convertible promissory notes (Bridge I, II and III, including notes to a related party) elected to convert an aggregate $952,500 principal and $278,000 accrued interest into 933,770 unregistered shares of the Company’s common stock. The Company also settled other notes payable to related parties in principal and accrued interest of approximately $120,000 for 90,019 unregistered shares of the Company’s common stock during the year ended December 31, 2006.

Also in 2006, Monsun converted its convertible promissory notes in the principal amounts of $500,000 and $519,000 into 762,433 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note (see Note 6), the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Application of Black-Scholes Valuation Model

In applying the Black-Scholes valuation model, the Company used the following assumptions for the years ended December 31, 2007 and 2006:

	2007		2006

Expected volatility	120	% — 143%	84	% — 206%
Expected term (years)	1 1/2 — 2		3 — 5
Risk-free interest rate	4.25%		4.25	% — 4.50%
Expected dividend yield	0%		0%
Forfeiture rate	0%		0%
Resulting weighted average grant date fair value	$2.80		$1.20

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based upon the expected term the option is to be held, which in most cases is one-half of the term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends.

Warrants

At December 31, 2007, the Company had the following outstanding warrants to purchase shares of Common Stock:

	Total Warrant	Warrant Shares	Exercise Price	Weighted Average
	Shares Outstanding	Exercisable	(Not Weighted)	Years Until Expiration

	480,304	480,304	$1.00	0.96
	400,000	400,000	$1.28	1.75
	12,500	12,500	$1.30	1.70
	5,000	5,000	$1.33	3.00
	612,596	612,596	$1.50	2.74
	29,498	29,498	$1.60	1.50
	10,000	10,000	$1.66	2.62
	42,500	42,500	$1.70	1.45
	350,403	350,403	$1.80	3.25
	19,000	19,000	$1.89	2.97
	12,500	12,500	$1.90	1.55
	1,010,149	1,010,149	$2.00	2.96
	75,000	75,000	$2.60	2.12
	30,000	30,000	$2.67	2.50
	30,000	30,000	$2.80	2.58
	64,000	64,000	$2.87	2.30
	25,000	25,000	$3.30	1.54
	10,000	10,000	$3.40	3.53
	8,572	8,572	$3.50	2.62
	1,328	1,328	$75.10	Perpetual
	1,328	1,328	$150.50	Perpetual
	1,328	1,328	$226.20	Perpetual

Total	3,231,006	3,231,006

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

The Company was obligated under the terms of subscription agreements for the Bridge I and Bridge II convertible promissory notes to issue additional warrants to the note holders based on certain events. If and when the holder of a Bridge I note elects to convert the principal of the note into shares of CCI common stock, the holder was entitled to receive a warrant to purchase one share of CCI common stock for each four shares of CCI common stock into which the note was converted at an exercise price equal to $2.00, based on the written offer dated October 10, 2003. The Company issued 157,273 warrants in the fourth quarter of 2006 to all the holders that have converted their notes and accrued interest. No Bridge I and II notes remained outstanding at December 31,2007.

Convertible Securities

As of December 31, 2006, the Company had an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that exceeded the number of the Company’s total authorized common shares by 189,177 shares. The Company determined that the excess shares were related to warrants issued at the end of 2006. Based upon EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. As a result, as of December 31, 2006 the Company reported a liability of $567,000. As of March 31, 2007, the Company remeasured this liability, in accordance with EITF 00-19, and recorded an unrealized loss of $379,000. During the quarter ended June 30, 2007, the Company issued more securities and a number of warrants expired. On June 21, 2007, the shareholders of the Company authorized an increase in the number of authorized common shares of the Company from 375,000,000 to 500,000,000 shares. As a result of the increase in authorized common shares, the Company did not have equity instruments issued or exercisable in excess of the authorized capital and therefore no liability at September 30, 2007. The Company remeasured the liability up until the day the shareholders authorized the increase in shares and determined the Company had an unrealized gain of $7,000 for the year ended December 31, 2007.

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

On May 23, 2000, stockholders approved an amendment to the Plan, which increased the number of shares of common stock allocated for use in the Plan from 200,000 shares to 300,000 shares. On June 21, 2002, stockholders approved a second amendment to the Plan, which increased the number of shares allocated for use in the Plan from 300,000 shares to 550,000 shares. On July 29, 2004, stockholders approved a third amendment to the Plan, which increased the number of shares for use in the Plan from 550,000 to 2,000,000 shares.

The Board of Directors has also granted options and warrants to purchase common stock of CCI that are not covered by the terms of the Plan. As of December 31, 2007, there were 1,675,280 shares of common stock available to be issued under the Plan.

For the years ended December 31, 2007 and 2006, the Company did not grant any options.

However, during the quarter ended December 31, 2007, the Company issued to non-executive employees warrants to purchase an aggregate 20,000 shares of common stock with exercise prices of $1.33 and $2.00 per share. The Company valued these warrants at $29,000 using the Black-Scholes valuation model. The warrants have a term of three years and are immediately exercisable. During the year ended December 31, 2007, the Company issued to

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

non-executive employees warrants to purchase an aggregate 96,000 shares of common stock with exercise prices from $1.60 to $2.87. CCI valued these warrants at $235,000 using the Black-Scholes model.

During the quarter ended December 31, 2007, the Company issued to its president warrants to purchase 5,000 shares of common stock with an exercise price of $1.89 per share. The warrants have a term of three years and are exercisable immediately. CCI valued the warrants at $6,600 using the Black-Scholes valuation model. During the year ended December 31, 2007, CCI issued to a former chief executive officer under the terms of his employment agreement warrants to purchase a total of 50,000 shares of common stock with an exercise price of $2.00 per share and to its president warrants to purchase 35,000 shares of common stock with exercise prices ranging from $1.89 to $2.67. The warrants have a term of three years and are exercisable immediately. CCI valued the warrants collectively at $205,000 using the Black-Scholes valuation model. In addition during the period, CCI issued its chief executive officer under the terms of his employment agreement warrants to purchase a total of 25,000 shares of common stock with an exercise price of $2.60 per share. The warrants have a term of three years and became exercisable on June 21, 2007. CCI valued the warrants at $109,000 using the Black-Scholes valuation model.

The Company recorded a total of $549,000 as non-cash compensation expense for the year ended December 31, 2007 in connection with these officer and employee warrants.

In 2006, CCI issued to a former chief executive officer warrants to purchase a total of 400,000 shares of common stock with an exercise price of $2.00 per share. The warrants have a term of five years and became exercisable on January 1, 2007. CCI valued the warrants at $483,000 using the Black-Scholes valuation model. In addition, CCI issued its chief financial officer warrants to purchase a total of 400,000 shares of common stock with an exercise price of $1.28 per share. The warrants have a term of three years and became exercisable on January 1, 2007. CCI valued the warrants at $460,000 using the Black-Scholes valuation model. The Company also issued each independent director warrants to purchase 62,500 shares of common stock with an exercise price of $2.00 per share. In total 125,000 warrants were issued to the independent directors. The warrants have a term of five years and are exercisable immediately. CCI valued the director’s warrants at $152,000 using the Black-Scholes valuation model. During the fourth quarter of 2006, the Company issued its former chief executive officer warrants to purchase 50,000 shares of common stock with an exercise price of $1.30 per share. The warrants have a term of three years. CCI valued the warrants at $68,000 using the Black-Scholes valuation model. The Company also issued to a former executive officer warrants to purchase 50,000 shares of common stock with an exercise price of $2.00 per share. These warrants have a term of five years, and were valued at $69,000 using the Black-Scholes valuation model. The Company recorded a total of $1,232,000 as non-cash compensation expense for the year ended December 31, 2006.

The fair value of each stock option and warrant award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the years ended December 31:

	2007		2006

Expected volatility	120	% — 143%	84	% — 206%
Expected term (years)	1 1/2 — 2		3 — 5
Risk-free interest rate	4.25%		4.25 — 4.50%
Expected dividend yield	0%		0%
Forfeiture rate	0%		0%
Resulting weighted average grant date fair value	$2.80		$1.20

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based upon the expected term the option is to be held, which in most cases is one-half of the term of the option. The risk-free interest rate is based upon

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends.

As of December 31, 2007, there were no unrecognized compensation costs related to unvested share-based compensation arrangements since all costs related to grants in 2007 or previous years were fully recognized as of December 31, 2007.

A summary of the Company’s stock option activity and related information follows:

1999 Stock Option Plan

		Weighted		Weighted Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual Life
	Options	Price	Value	(Years)

Outstanding at December 31, 2005	400,398	$4.412	$0.00
Granted	—
Exercised	—
Forfeited	(174,600)	$5.662

Outstanding at December 31, 2006	225,798	$2.767	$433,500	1.68
Granted	—
Exercised	(38,333)	$2.000
Forfeited	(26,679)	$2.000

Outstanding and exercisable at
December 31, 2007	160,786	$3.050	$0.00	1.01

Warrants and options issued outside of the Plan for employee compensation

		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual Life
	Warrants	Price	Value	(Years)

Outstanding at December 31, 2005	—
Granted	1,025,000	$1.70
Exercised	—
Forfeited	—

Outstanding at December 31, 2006	1,025,000	$1.70	$323,100
Granted	206,000
Exercised	(50,000)	$2.66
Forfeited	—

Outstanding and exercisable at
December 31, 2007	1,181,000	$1.82	$299,000	2.83

At the Annual Meeting of Stockholders on May 25, 1999, CCI stockholders also approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan offers employees the opportunity to purchase shares of common stock of CCI through a payroll deduction plan at 85% of the fair market value of such shares at specified

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

enrollment measurement dates. The aggregate number of shares available for purchase under the plan is 16,000. There was no activity in 2007 or 2006.

Stock Appreciation Rights

At December 31, 2007, CCI had 45,000 stock appreciation rights (SARs) outstanding and a related liability for $180,000. These SARs, issued in 1989, had an exercise price of $3.00 and could be exercised through November 20, 2001. These SARs were deemed automatically exercised on November 20, 2001 if not done so at the option of the holder. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of common stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by CCI prior to the exercise date. In lieu of making cash payments, CCI may elect and intends, to issue shares of common stock. CCI recorded compensation expense related to these SARs in fiscal years prior to 2002, to reflect the difference between the closing market price of CCI’s common stock and the exercise price of the SARs. Since the SARs were deemed exercised at November 20, 2001, no additional entries were required subsequently.

Note 9.	Leases

As of December 31, 2007, the Company leased approximately 2,540 square feet of space for its Chicago, Illinois corporate headquarters and research laboratory and offices under an operating lease expiring in 2008. Total rental expense related to the Company’s headquarters location during the years ended December 31, 2007 and 2006 was $85,000 and $72,000, respectively. In addition, CCI has renewed a lease for a period of one year for an executive office in Princeton, NJ at a total cost of $25,000.

CCI had another lease obligation relating to the pre-merger office space of AccuMed. During 2002, AccuMed’s landlord brought suit against AccuMed for unpaid rent and obtained a judgment in the amount of approximately $157,000. In the first quarter of 2004, a preliminary settlement was reached on the outstanding judgment and four payments totaling $54,896 were paid. CCI also agreed to issue 82,347 shares of its common stock as part of the final settlement. The final payment was made in 2006 and the obligation was fully settled.

Future minimum annual lease payments under these leases as of December 31, 2007 are:

Operating
Year	Leases

2008	$85

Note 10.	Income Taxes

As of January 1, 2007 the Company adopted FASB Interpretation No 48, “Accounting for uncertainty in Income Taxes — an interpretation of FASB Statement 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years from 2001 to 2006. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Significant components of deferred income taxes consist of the following at December 31:

	2007	2006

Deferred tax assets related to:
Net operating loss carryforwards	$28,730	$26,308
Non-cash compensation	368	—
Writedown of intangibles	12	14
Accrued liabilities	417	150
Accrued expenses	—	132

	29,527	26,604
Less valuation reserve	29,527	26,604

Net deferred tax asset	$—	$—

At December 31, 2007, the Company had domestic net operating loss carryforwards aggregating approximately $71,000,000 for federal income tax purposes and approximately $80,000,000 for state income tax purposes. For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carryforwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $2,923,000 and $1,964,000 for the years ended December 31, 2007 and 2006, respectively.

The net operating loss carryforwards may not be available to offset future taxable income of CCI due to statutory limitations based on changes of ownership and other statutory restrictions.

Net operating loss carryforwards totaling approximately $415,000 that expired in 2007 related to certain losses that are limited under statutory provisions, and these will continue to expire in this same amount each subsequent year. The remaining net operating loss carryforwards expire between 2018 and 2027 for federal income tax purposes and 2017 and 2027 for state income tax purposes.

CCI was delinquent in filing certain federal and state income tax returns for 2005, 2004, 2003 and 2002, which returns were filed in March 2008. The Company does not believe penalties and interest from late filing of these tax returns will be material.

A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34% and the Company’s reported provision for income taxes as of December 31, 2007 is as follows:

Income tax (benefit) at statutory rate	$(2,693)
Other	(230)
Benefit not recognized due to valuation allowance	2,923

Benefit for income taxes	$—

Note 11.	Commitments and contingencies

Legal Proceedings

Settled in 2007

Peter Gombrich.  In April 2005, former CCI officer and director Peter Gombrich filed suit against CCI and CCI’s former Chief Executive Officer, Denis M. O’Donnell, M.D., in the Circuit Court of Cook County, Illinois (05 L 4543). Mr. Gombrich claimed that CCI breached a written employment contract and that it owed him in excess of $849,500. Mr. Gombrich also alleged a claim against CCI for contribution and indemnification regarding

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

agreements he allegedly signed as a personal guarantor for certain alleged CCI obligations. CCI filed a motion to compel the case to arbitration, pursuant to the terms of the employment contract, and CCI’s motion was granted in August 2005. In late 2005, CCI filed its answer and affirmative defenses, and asserted numerous counterclaims against Mr. Gombrich. The arbitration hearing on the parties’ cross-claims concluded in October 2006 and an initial award was made in January 2007, which Mr. Gombrich appealed. The arbitrator issued a final decision in April 2007 following appeals, awarding Mr. Gombrich $538,413 for compensation plus $184,797 for attorney fees. In June 2007, the Company paid Mr. Gombrich $256,560 and issued 186,660 shares of common stock to Monsun, AS, a creditor of Mr. Gombrich. The common stock was valued at $2.50 per share or a total of $467,000. A Satisfaction and Release Of Judgment was filed with the Circuit Court of Cook County, Illinois, and CCI believes it has no further obligations in this matter.

The Regents of the University of California.  In May 2004, The Regents of the University of California filed suit against CCI in the Superior Court of California, County of San Francisco (CGC-04-431944). The University of California claimed that CCI breached an agreement to sponsor a research project for a period of one year. The complaint sought compensatory damages in the amount of $57,530 and additional lost opportunity damages in the amount of $75,220. In January 2005, the University of California requested that the court enter a default judgment against CCI in the amount of $132,827, which included court costs. In February 2007, CCI and the University of California agreed to a financial settlement of the default judgment. CCI tendered final payment totaling $66,413 in March 2007, and believes it has no further obligations in this matter.

Pending as of December 31, 2007

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

NeoMed Innovation III L.P.  In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Eastern District of Illinois (Case No. 07C 5721). NeoMed alleges that the Company has breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 at the option of the holder in the form of common stock valued at $1.50 (adjusted for stock splits and equity raised at lower valuations). In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. Despite accepting this payment, NeoMed is demanding that the Company honor the alleged contract. CCI believes its payment of principal and accrued interest to NeoMed satisfied all of CCI’s obligations owed to NeoMed.

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

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

Other claims

Other Creditors.  CCI was a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims. CCI does not consider any of these claims to be material.

During the year ended December 31, 2007, CCI continued its restructuring settlement of its outstanding debt and accounts payable. Overall during 2007, the Company settled claims of creditors totaling approximately $476,000 through cash payments of approximately $127,000.

During 2006, the Company settled claims of creditors totaling approximately $2.5 million through cash payments of approximately $800,000 and the issuance of 292,827 shares of restricted common stock issued at a value of approximately $320,500. In addition, the Company issued 45,000 warrants valued at $44,000.

Commitments

CCI has an agreement with its Chief Executive Officer (“CEO”) for a term of two years that provides for an annual salary of $120,000, which increased to $180,000 annually after certain conditions were met. The Board of Directors has also awarded the CEO 400,000 warrants to purchase shares of common stock at a $1.28 per share, which vested on January 1, 2007. In 2007, the Company awarded Mr. McCullough warrants to purchase 25,000 shares of common stock at $2.60 per share for the attainment of performance goals under the agreement. The agreement also provides for the issuance of up to 475,000 additional warrants upon the achievement of certain performance goals.

The Company has a consulting agreement with an entity owned by its Chairman of the Board of Directors. The agreement is for two years and provides for annual payments of $120,000, which increased to $180,000 after certain performance goals were met. In 2007, the Company awarded the consulting company warrants to purchase 25,000 shares of common stock at $2.60 per share for the attainment of performance goals under the agreement. The agreement also provides for the issuance of up to 475,000 additional warrants upon the achievement of certain performance goals.

Also, the Company has an agreement with one of its consultants. The agreement provides for annual payments of $120,000, which increased to $180,000 annually after certain performance goals were met. In 2007, the Company awarded the consulting company warrants to purchase 25,000 shares of common stock at $2.60 per share for the attainment of performance goals under the agreement. The agreement also provides for the issuance of up to 475,000 additional warrants upon the achievement of certain performance goals.

In addition, CCI has an agreement with its principal investigator. The agreement provides for the annual payment of $200,000 with $20,000 payable in unregistered restricted common stock of the Company. The annual payments were increased to $300,000 in 2007 with $50,000 payable in unregistered common stock of the Company. These payments are subject to an annual increase of four percent. The term of the agreement is ten years.

The Company has entered into long term commitments with various parties for the distribution of its products in domestic and foreign markets which include minimum annual purchase requirements by the distributors.

Note 12.	Related Party Transactions

In 2007, Daniel Burns, Chairman of the Board of Directors of the Company, exercised warrants to purchase 418,850 shares of restricted, unregistered common stock, and was paid directly $77,000 as reimbursement for income taxes incurred on a common stock award made in 2006. Also, Future Wave Management Inc., of which Mr. Burns is President, was paid $150,000 for consulting services and $25,000 for reimbursement of expenses. In 2006, the Company made payments to Mr. Burns totaling $154,000 in consideration for his consulting services and reimbursement totaling $31,000 for fees and expenses. The Company also issued Mr. Burns an aggregate

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006 — (Continued)

437,500 shares of restricted common stock in April 2006, which closing price on the date of issuance was $1.80, for services rendered.

In December 2006, Dr. Floyd Taub, a director of the Company and former Chief Executive Officer, through his wholly-owned company FindCure.org, entered into a consulting agreement with the Company and Dr. Taub also personally entered into an agreement to serve on CCI’s Medical Advisory Board. The consulting agreement called for the payment of $5,000 per month and reimbursement of out-of-pocket expenses. The agreement to serve on the Medical Advisory Board provides for the monthly payment of $2,000 payable in unregistered, restricted common stock of the Company valued at $1.90 per share. During 2007 the Company paid FindCure.org a total of $41,367 in cash under the consulting agreement and issued to FindCure.org 7,368 shares of common stock as payment under the agreement to serve on the Medical Advisory Board.

During 2007, three officers of the Company exercised warrants to purchase an aggregate 105,728 shares of restricted, unregistered common stock for total proceeds of $116,000.

Also in 2007 the Company agreed to pay Cadmus Corporation, an affiliate of Alexander Milley, a director of the Company, $45,000 for reimbursement of the tax incurred as a result of modifying the terms of the warrant agreements discussed below.

During 2006, Alexander Milley, Azimuth Corporation, Cadmus Corporation and other affiliates of Mr. Milley converted 119,460 shares of Series E Convertible Cumulative Preferred Stock and cumulative dividends totaling $1,477,986 into 476,348 shares of common stock. Also in 2006, the 650,000 warrants issued to Azimuth and Cadmus in February 2005 (see Note 7 — Stockholders Equity) were modified. The total warrants were reduced to 350,000, or 154,808 and 195,192 shares to Azimuth and Cadmus, respectively, at an exercise price of $1.00 per share. These warrants expire on July 18, 2008. This modification did not result in an increase in the fair value of the warrants; therefore no further charges were taken.

Also, Northlea Partners LTD., an affiliate of John Abeles M.D., a director, converted approximately $120,000 in principal and accrued interest into 90,019 shares unregistered shares of common stock. The same affiliate also converted 7,665 shares of Series E Convertible Cumulative Preferred Stock and cumulative dividends totaling $75,995 into 30,563 shares of unregistered common stock.

In 2006, an affiliate of the Company’s CEO purchased 187,500 shares of restricted unregistered common stock at $0.40 per share.

Note 13.	Subsequent Events

During the first quarter of 2008, the Company raised approximately $9.4 million from the sale of 4,690,500 shares of common stock to foreign and accredited investors at $2.00 per share. The offering provides for the issuance of one warrant to purchase unregistered restricted shares of common stock at a price of $2.00 per share for every two shares of common stock purchased. Therefore, warrants to purchase 2,345,250 shares of the Company’s unregistered common stock will be issued.