Form 10KSB/A
period 2007-12-31
CytoCore Inc
filed 2008-04-30
CIK 75439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the CytoCore, Inc. Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed with the Commission on April 3, 2008, is being filed to include the information called for by Part III, Items 9 through 12 and Item 14, which information originally was to be incorporated by reference to the Company’s definitive proxy statement. The Company has determined not to file its definitive proxy statement at this time and therefore is including herewith the information required by such Items. Other than the addition of such information, and updates to the signatures and certifications included herewith, no other changes have been made to this filing. This Amendment should be read in conjunction with the Form 10-KSB as originally filed and, other than the furnishing of the information identified above, does not modify or update the disclosure in the original Form 10-KSB in any way.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The Board of Directors and Executive Officers

		Positions and Offices, if Any,	Director
Name	Age	Held With the Company	Since

Directors
Robert F. McCullough, Jr.	53	Chief Executive Officer, Chief Financial Officer and Director	2005
Daniel J. Burns	46	Chairman of the Board	2007
Clinton H. Severson	60	Director	2006
John H. Abeles, M.D.	63	Director	1999
Alexander M. Milley	55	Director	1989
Floyd E. Taub, M.D.	55	Director and Former Chief Executive Officer	2007
Executive Officer
Richard A. Domanik, Ph.D.	61	President and Chief Operating Officer	—

Directors

Robert F. McCullough, Jr. was elected Chief Financial Officer and director of the Company in September 2005 and Chief Executive Officer of the Company in October 2007. In addition, he currently serves as President and as a Portfolio Manager of Summitcrest Capital, Inc., a money management firm and registered investment adviser, a position he has held since October 2003. From April 1999 to July 2003, Mr. McCullough served as a Portfolio Manager at Presidio Management, a money management firm. Prior thereto, Mr. McCullough served as a manager with the accounting firm of Ernst & Whinney (now Ernst & Young) and also served as a financial analyst, a portfolio manager and a Chief Financial Officer of several private companies. Mr. McCullough has an MBA in finance and is a Certified Public Accountant.

Daniel J. Burns was elected to the Board of Directors in October 2007 and serves as the Chairman of the Board of Directors of the Company. For the past five years, Mr. Burns has been a private investor and business consultant to early-stage medical and technology companies. From July 2003 to July 2004, and again from November 2006 to November 2008, Mr. Burns acted as a consultant to the Company, providing business and financial advisory services. He is also President and sole owner of Future Wave Management, a business services consulting company.

Clinton H. Severson was elected to the Board of Directors in November 2006. Mr. Severson has served as President, Chief Executive Officer and a director of Abaxis, Inc., a northern California-based provider of portable technology, tools and services used for medical diagnostics sold to customers and distributors worldwide, since 1996. Prior to his assuming the CEO position of Abaxis, where he was appointed Chairman of the Board in 1998, Mr. Severson served as President and Chief Executive Officer for over seven years at MAST Immunosystems, Inc., a privately-held medical diagnostic company.

John H. Abeles, M.D. has been a director of the Company since May 1999. Dr. Abeles is President of MedVest, Inc., a venture capital and consulting firm he founded in 1980. He is also General Partner of Northlea Partners, Ltd., a family investment partnership. Dr. Abeles was a senior medical executive at Sterling Drug Company, Pfizer, Inc. and Revlon Healthcare, Inc. and subsequently was a medical analyst at Kidder, Peabody & Co. Dr. Abeles is a director of a number of companies operating in the medical device and healthcare fields, including public companies I-Flow Corporation, Oryx Technology Corp., DUSA Pharmaceuticals, Inc. and CombiMatrix Corp.

Alexander M. Milley has been a director of the Company (including its predecessors) since 1989. Mr. Milley is currently President, Chief Executive Officer and Chairman of the Board of ELXSI Corp., a publicly-held holding company with subsidiaries operating in the restaurant and environmental inspection equipment industries.

Mr. Milley has served as Chairman and CEO of ELXSI since September 1989, and was elected President of that company in August 1990. He is also President and Chairman of the Board of Azimuth Corporation, a holding company with subsidiaries operating in the trade show exhibit, retail environment design, and electrical components and fastener distribution industries. Mr. Milley was Chairman of the Board and Chief Executive Officer of Bell National Corporation, a predecessor of the Company, until December 1998 and was President of Bell National from August 1990 until December 1998. Mr. Milley is the founder, President, sole director and majority stockholder of Milley Management, Inc., a private investment and management-consulting firm. Mr. Milley is also the President and a director of Cadmus Corporation, a private investment and management consulting firm, and a director and executive officer of Winchester National, Inc.

Floyd E. Taub, M.D. served as Chief Executive Officer of the Company from July to October 2007, was elected as a director in July 2007, and has served on the Company’s Medical Advisory Board since October 2006. Dr. Taub was Chief Executive Officer of Digene, Inc., a developer of DNA-based testing for cervical cancer-causing viruses, from its founding in 1984 through 1990. Dr. Taub also founded and has worked with a number of biomedical organizations, including CureImmune Corporation, which he founded in 2005 and at which he remains a director, and LifeTime Pharmaceuticals Inc., which he founded in 1999. He also served as Chairman of the Board of Dovetail Technologies, Inc., a biomedical company involved in nano-drug technologies, from 1994 to 2005. Dr. Taub is also the Chief Executive Officer of FindCure.org, Inc., a non-profit organization committed to stimulate the clinical development of non-toxic agents that can modulate the immune system to better fight cancer. Prior to entering the commercial sector, Dr. Taub was head of a pathology unit at the National Institutes of Health.

Executive Officer

Richard A. Domanik, Ph.D. was appointed President of the Company in May 2007 and Chief Operating Officer in October 2007. Since 2001, Dr. Domanik has been principal at R. Domanik Consulting, Inc., a consulting firm specializing in the development and manufacture of medical and clinical diagnostic devices and instruments and intellectual property management. Between 2002 and 2006, Dr. Domanik served as Director of Technology Development of ZelleRx Corporation, a biotechnology start-up in the field of cellular therapeutics for the treatment of cancer. Dr. Domanik also served as Director of Technology of Xomix, Ltd., a biotechnology consulting company, between 2001 and 2007. From 1999 to 2001, Dr. Domanik was Chief Technology Officer and Vice President — Technology of the Company. He also served as CTO and Vice President of AccuMed International, Inc., which the Company acquired in 2001, from 1994 to 1999. Prior to his work with CytoCore and its subsidiaries, Dr. Domanik worked for over 15 years at Abbott Laboratories where he held several positions, including Laboratory Manager and Senior Systems Engineer.

Family Relationships; Involvement in Certain Legal Proceedings

There are no family relationships among any of the directors or executive officers of CytoCore. Contempo Design, Inc., of which Mr. Milley was both a director and a Vice President, filed a petition under Chapter 11 of the federal Bankruptcy Code in 2004.

Board of Directors and Committee Information

The Board of Directors currently consists of six members. The Board has determined that each of Dr. Abeles, Mr. Milley and Mr. Severson is “independent” as set forth in the rules and regulations of The Nasdaq Stock Market (“Nasdaq”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. McCullough is currently employed by the Company, Dr. Taub was employed by the Company within the previous year, and Mr. Burns has acted as a consultant to the Company during the last three years, are therefore none of such members may be considered independent. The Company does not utilize any other definition or criteria for determining the independence of a director, and no other transactions, relationships, or other arrangements exist to the Board’s knowledge or were considered by the Board, other than as may be discussed herein, in determining any such director’s independence.

The Board of Directors of CytoCore currently has a single standing committee, the Audit Committee.

Audit Committee

The Audit Committee consists of Mr. Milley (Chairman) and Dr. Abeles, each of whom is independent under applicable independence requirements. The Board of Directors has determined that Mr. Milley also satisfies the definition of “audit committee financial expert” as promulgated by the Securities and Exchange Commission.

The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s overview of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the SEC, and meetings with the Company’s independent registered public accounting firm. A copy of the Audit Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its annual stockholders meeting held on June 21, 2007, as filed with the SEC on May 15, 2007.

Compensation Matters

The Board of Directors does not have a compensation committee or a committee performing similar functions due to the limited number of persons employed by the Company in recent years and the Company’s inability at various times to provide competitive compensation. Rather, the full Board of Directors, which currently includes three directors who are independent under applicable standards, participates in deliberations concerning executive compensation and establishes the compensation and benefit plans and programs of CytoCore. All members of the Board make decisions regarding such compensation programs and plans, but only the independent directors make decisions regarding the compensation packages for the chief executive and chief financial officers of the Company. The Board does not utilize a compensation committee charter when performing the functions of such committee. For more information on the compensation of directors and officers of the Company, see Item 10 — Executive Compensation below.

Nomination Matters

The Board of Directors does not currently have a nominating committee or a committee performing similar functions. Given the size of the Company and the historic lack of director nominations by stockholders, the Board has determined that no such committee has been necessary. Similarly, although the Company’s By-laws contain procedures for stockholder nominations, the Board has determined that adoption of a formal policy regarding the consideration of director candidates recommended by stockholders is not required. The Company intends to review periodically both whether a more formal policy regarding stockholder nominations should be adopted and whether a nominating committee should be established. Until such time as a nominating committee is established, the full Board, which includes three directors who are independent under applicable standards, will participate in the consideration of candidates in accordance with the guidelines described herein. The Board does not utilize a nominating committee charter when performing the functions of such committee. A description of the procedures for stockholder nominations and the desired qualifications of candidates, among other nominations matters, follows, none of which were changed during the year.

Stockholder Nominations

The Board will accept for consideration any candidate properly recommended by a stockholder; acceptance of a recommendation for consideration does not imply the Board will nominate the proposed candidate.

Stockholders who wish to nominate qualified candidates to serve as directors of the Company may do so in accordance with the procedures set forth in the Company’s By-laws. The By-laws provide that nominations of persons for election to the Board at a meeting of stockholders may be made (i) by or at the direction of the Board, or (ii) by any stockholder of the Company entitled to vote in the election of directors at the meeting and who complies with certain notice procedures.

Such nominations, other than those made by or at the direction of the Board, must be made pursuant to timely notice in writing to the Secretary of the Company. In order to be considered timely, a stockholder’s notice must be delivered to, or mailed and received by, the Secretary of the Company at the principal executive offices of the Company at least 60 days prior to the first anniversary of the date of the mailing of the notice of the previous year’s annual meeting of stockholders. Thus, for example, if this year’s notice of meeting and proxy statement are mailed by the Company on May 15, 2008, the stockholder’s notice of a nomination for the 2009 annual meeting must be delivered to the Company no later than March 16, 2009.

However, if no annual meeting of stockholders was held in the previous year or if the date of the annual meeting is advanced by more than 30 days prior to, or delayed by more than 60 days after, such anniversary date, to be timely a stockholder’s notice must be delivered, or mailed and received, not later than the close of business on the later of (1) the 60th day prior to such annual meeting, and (2) the 10th day following the day on which the date of such meeting has been first “publicly disclosed” by the Company. For purposes of the nomination procedures, “publicly disclosed” or “public disclosure” means disclosure in a press release reported by the Dow Jones News Service, Associated Press or a comparable national news service, or in a document publicly filed by the Company with the SEC.

Any stockholder’s notice must include the following information:

•	as to each person whom the stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors or is otherwise required under applicable securities laws (including Regulation 14A under the Exchange Act), and such person’s written consent to being named in the proxy statement as a nominee and to serve as a director if elected; and

•	as to the stockholder giving notice, the name and address, as they appear on the Company’s books, of such stockholder and the class and number of shares of the Company which such stockholder beneficially owns.

At the request of the Board, any person nominated by the Board for election as a director must furnish to the Company’s Secretary the same information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee.

The Company may require any proposed nominee to furnish such other information as may reasonably be required to determine the eligibility of the nominee to serve as a director, as well as a consent to be interviewed by the Board if the Board chooses to do so in its discretion. Submissions received through this process will be forwarded to the Board for review. Only those nominees whose submissions comply with these procedures and who satisfy the qualifications determined by the Board for directors of the Company will be considered.

Qualifications and Candidates

When considering candidates, the Board strives to achieve a balance of knowledge, experience and accomplishment. While there are no set minimum requirements, a candidate should:

•	be intelligent, thoughtful and analytical;

•	possess superior business-related knowledge, skills and experience;

•	reflect the highest integrity, ethics and character, and value such qualities in others;

•	have excelled in both academic and professional settings;

•	demonstrate achievement in his or her chosen field;

•	be free of actual or potential conflicts of interest;

•	be familiar with regulatory and governance matters;

•	have the ability to devote sufficient time to the business and affairs of the Company; and

•	demonstrate the capacity and desire to represent, fairly and equally, the best interests of the Company’s stockholders as a whole.

In addition to the above criteria (which may be modified from time to time), the Board may consider such other factors as it deems in the best interests of the Company and its stockholders and that may enhance the effectiveness and responsiveness of the Board and its committees. Finally, the Board considers a candidate’s independence, financial sophistication and special competencies.

The Board identifies potential candidates through referrals and recommendations, including by incumbent directors, management and stockholders, as well as through business and other organizational networks. The Board may retain and compensate third parties, including executive search firms, to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

Current members of the Board with the requisite skills and experience are considered for re-nomination, balancing the value of the member’s continuity of service and familiarity with the Company with that of obtaining a new perspective, and considering each individual’s contributions, performance and level of participation, the current composition of the Board, and the Company’s needs. If any existing member does not want to continue in service or if it is decided not to re-nominate a director, new candidates are identified in accordance with those skills, experience and characteristics deemed necessary for new nominees, and are evaluated based on the qualifications set forth above. In every case, the Board meets (in person or telephonically) to discuss each candidate, and may require personal interviews before final approval.

The Board does not currently, and does not intend in the future, to differentiate between or alter the manner in which it evaluates candidates based on the constituency (including stockholders) that proposed the candidate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and holders of more than 10% of the outstanding shares of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in such ownership.

Based solely on the Company’s review of copies of such reports (and any amendments thereto) it has been furnished and/or any written representations that no other reports were required, the Company believes that since January 1, 2007, all reports were timely filed except that each of Messrs. Burns and Severson and Dr. Taub filed their Form 3 reports late; Dr. Domanik has not yet filed his Form 3 or Form 4 reports for the exercise of warrants to purchase 5,149 shares of common stock by him in the second quarter of 2007 and the grant to him of warrants to purchase 30,000 and 5,000 shares of common stock in June and December 2007, respectively; each of Drs. Taub and Abeles and Messrs. Milley and Severson filed a Form 4 late with respect to the grant to each of them in January 2008 of 10,000 shares of restricted common stock for services rendered in 2007; each of Messrs. McCullough and Burns and Dr. Domanik filed a Form 4 late with respect to the grant to each of them in January 2008 of 100,000 shares of restricted common stock in consideration for services rendered during 2007; Mr. Burns filed Form 4 reports late with respect to his purchase of 300,000 shares of common stock from the Company in January 2008 and the related issuance of 150,000 warrants, and a purchase of 20,000 shares of common stock in December 2007; Mr. McCullough filed Form 4 reports late with respect to the purchase of an aggregate 100,000 shares of common stock from the Company in January 2008 and related issuance of 50,000 warrants, purchases of 7,500 and 32,500 shares of common stock by Summitcrest Capital in December 2007 and April 2008, respectively, and the exercise of warrants to purchase an aggregate 50,579 shares of common stock in April 2007; and Dr. Abeles filed Form 4 reports late with respect to the sale in July and August 2007 of an aggregate 314,000 shares of common stock by Northlea Partners, Ltd., of which Dr. Abeles is General Partner.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company filed its code as an exhibit to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the SEC on April 14, 2004. The Company will provide to any person, upon request and at no charge, a copy of the code. Any person desiring a copy should make such request in writing to CytoCore, Inc., 414 N. Orleans Street, Suite 510, Chicago, IL 60610, Attn: Chief Financial Officer.

Item 10.	Executive Compensation.

Named Executive Officers

The following tables set forth all plan and non-plan compensation awarded to, earned by or paid to (i) each of the individuals who served as the Company’s principal executive officer during the last completed fiscal year, and (ii) the other individual who was serving as an executive officer of the Company at the end of the 2007 fiscal year (together, the “Named Executive Officers”), for all services rendered in all capacities to the Company and its subsidiaries by such persons for the periods indicated.

Summary Compensation Table

										All
						Stock		Option		Other
Name and		Salary		Bonus		Awards		Awards		Compensation		Total
Principal Position	Year	($)		($)		($)		($)		($)		($)

Robert F. McCullough, Jr.	2007	$165,000	(1)	—		$177,735	(2)	$109,003	(3)	—		$451,738
CEO, CFO and Director	2006	$90,000	(4)	—		—		$460,400	(5)	—		$550,400
Richard A. Domanik, M.D.	2007	$95,341	(6)			$177,735	(2)	$87,133	(7)	$13,615	(8)	$373,824
President and COO	2006	—		—		—		—		—		—
Dr. Augusto Ocana	2007	$125,000	(9)	$15,000	(10)	—		$117,774	(11)	$48,500	(12)	$306,274
President of International Operations, Former CEO and Former Director	2006	$15,000		$2,500	(13)			$68,200	(14)	—		$85,700
Floyd Taub, M.D.	2007	$60,000	(15)			$17,774	(16)			$70,773	(17)	$148,547
Director and Former CEO	2006	—		—		—		—		—		—

(1)	Mr. McCullough was elected Chief Executive Officer in October 2007 and has been Chief Financial Officer since September 2005. Of the amount shown, $120,000 was paid during 2007 and $45,000 was accrued but unpaid as of December 31, 2007.

(2)	Represents a stock award of 100,000 shares of restricted, unregistered common stock awarded on January 23, 2008 for services performed during the 2007 fiscal year. Amount represents the fair market value of the shares on the date of grant using a 10-day trading average, which average closing price was $2.09, less a 15% discount. The Company has agreed to reimburse the recipient for the taxes incurred in connection with such stock award; the estimated amount of such reimbursement is $71,265, which amount is expected to be paid during the 2008 fiscal year.

(3)	Represents warrants to purchase 25,000 shares of common stock at $2.60 per share that were awarded on February 12, 2007, were immediately fully exercisable, and expire three years from the date of grant. Such warrants were awarded pursuant to Mr. McCullough’s employment agreement upon achievement of certain milestones. The dollar amount presented represents the aggregate fair value of such award on the date of grant. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero, expected volatility of 120%, risk-free interest rate of 4.25%, and expected life of 1.5 years.

(4)	Mr. McCullough was elected Chief Financial Officer in September 2005. He did not receive any salary or bonus with respect to 2005 for his services as CFO. His salary as CFO, which commenced in April 2006, was set at $120,000 per year.

(5)	Represents warrants to purchase 400,000 shares of common stock at $1.28 per share that were awarded on September 28, 2006, fully vested on January 1, 2007, and expire three years from the date of grant. The dollar amount presented represents the aggregate fair value of such award on the date of grant. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero, expected volatility of 83.7%, risk-free interest rate of 4.50%, and expected life of three years. Such warrants were amended in November 2006 to permit a cashless exercise.

(6)	Dr. Domanik was elected President in May 2007 and Chief Operating Officer in October 2007. His salary is $150,000 per year.

(7)	Represents (a) warrants to purchase 30,000 shares of common stock at $2.67 per share that were awarded on June 29, 2007, were immediately fully exercisable, and expire three years from the date of grant, and (b) warrants to purchase 5,000 shares of common stock at $1.89 per share that were awarded on December 18, 2007, were immediately exercisable, and expire three years from the date of grant. The dollar amount presented represents the aggregate fair value of such awards on the dates of grant. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero, expected volatility of 130.5-131%, risk-free interest rate of 4.25%, and expected lives of 1.5 years.

(8)	Represents amounts paid to R. Domanik Consulting, Inc. as consulting fees for services performed during 2007. Dr. Domanik is the President and sole stockholder of R. Domanik Consulting, Inc.

(9)	Dr. Ocana was Chief Executive Officer from November 2006 through July 2007, a consultant to the Company from July to December 2007, and was elected President of International Operations (“PIO”) in December 2007. His initial base salary as CEO was set at $180,000 per year, he was entitled to commissions as a consultant, and his initial salary as PIO was set at $10,000 per month. Amount shown includes (a) $90,000 paid as CEO salary, (b) $10,000 paid as PIO salary, and (c) $25,000 paid as draws against commissions earned.

(10)	Represents six payments of $2,500 made during 2007 under Dr. Ocana’s employment agreement, pursuant to which Dr. Ocana was entitled to receive a $45,000 bonus payable in 18 equal monthly installments of $2,500. Dr. Ocana was CEO for six months during the 2007 fiscal year and received six corresponding bonus payments.

(11)	Represents warrants to purchase 50,000 shares of common stock at $2.00 per share that were awarded on January 22, 2007, were immediately fully exercisable, and expire three years from the date of grant. Such warrants were awarded pursuant to Dr. Ocana’s employment agreement upon achievement of certain milestones. The dollar amount presented represents the aggregate fair value of such award on the date of grant. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero, expected volatility of 120%, risk-free interest rate of 4.25%, and expected life of 1.5 years.

(12)	Includes (a) $3,500 for car allowance, and (b) $45,000 paid in connection with Dr. Ocana’s resignation as CEO and as a director in July 2007.

(13)	Represents Dr. Ocana’s first monthly bonus payment of $2,500. See Note 12 above.

(14)	Represents warrants to purchase 50,000 shares of common stock at $1.30 per share granted on December 1, 2006, exercisable immediately with a term of three years. Such warrants were exercised in 2007. The dollar amount presented represents the aggregate fair value of such award on the date of grant. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero, expected volatility of 103%, risk-free interest rate of 4.25%, and expected life of three years.

(15)	Dr. Taub served as Chief Executive Officer from July 2007 through October 2007 and has been a director since July 2007. Dr. Taub was compensated at an annual rate of $180,000 as CEO.

(16)	Represents a stock award of 10,000 shares of restricted, unregistered common stock awarded on January 23, 2008 for services performed during the 2007 fiscal year. Amount represents the fair market value of the shares on the date of grant using a 10-day trading average, which average closing price was $2.09, less a 15% discount. The Company has agreed to reimburse Dr. Taub for the taxes incurred in connection with such stock award; the estimated amount of such reimbursement is $7,227, which is expected to be paid in 2009.

(17)	Includes (a) $41,367 for consulting fees and reimbursed expenses paid to FindCure.org, Inc., a consulting company for which Dr. Taub serves as Chief Executive Officer, (b) an award of 7,638 shares of common stock valued at $21,906, such shares issued to FindCure.org as consideration under Dr. Taub’s Medical Advisory Board agreement with the Company, and (c) $7,500 of accrued but unpaid director fees for 2007.

Chief Executive Officer Compensation

Robert F. McCullough, Jr.

Mr. McCullough was appointed Chief Executive Officer of the Company in October 2007, and has served as the Company’s Chief Financial Officer since November 2005. Mr. McCullough did not receive any compensation from the Company for his services as Chief Financial Officer during the 2005 fiscal year. In April 2006, Mr. McCullough’s base salary was set at $120,000 per year and he was paid $90,000 for the period April through December 2006. In November 2006, the Board of Directors approved and the Company entered into a new employment agreement with Mr. McCullough pursuant to which he agreed to continue to provide, on a non-exclusive basis, financial accounting, reporting and business services to the Company. The agreement provides for a term of 24 months from December 1, 2006, subject to earlier termination. Under the agreement, Mr. McCullough was entitled to receive $10,000 per month, which increased to $15,000 per month in April 2007 subsequent to the Company having raised $5 million in funding. Mr. McCullough is also entitled to reimbursement of out-of-pocket expenses related to the performance of his duties for the Company and certain health insurance benefits.

The agreement also provides for the issuance of warrants to Mr. McCullough to purchase shares of common stock of the Company upon the achievement of certain performance milestones, as follows: (a) 15,000 shares upon completion of FDA trials for the Company’s products and receipt of all necessary FDA approvals, (b) 25,000 shares on the date that the Company has raised $5 million in an equity financing at an average price of not less than $2.20 per share, (c) 10,000 shares when the Company has signed a distribution agreement for the Company’s cervical cell collection device, (d) 25,000 shares at such time as the Company’s stock price trades above $3.00 for 45 out of 60 trading days, (e) 25,000 shares at such time as the Company’s stock price trades above $5.00 for 45 out of 60 trading days, and (f) 50,000 shares at such time as the Company’s stock price trades above $10.00 for 45 out of 60 trading days. The exercise price for all shares purchased pursuant to any of the above shall be equal to the average closing price of the common stock of the Company, less a 33% discount, during the 45 days prior to the date such milestone is reached.

The agreement also provides for revenue incentives, such that Mr. McCullough will receive warrants to purchase 50,000 shares of common stock when the Company’s revenues exceed $20 million and an additional 50,000 shares when revenues exceed $50 million. The exercise price for such warrants will be equal to the average closing price of the common stock during the 45 day period prior to the date the milestone is reached, less a 33% discount. The agreement grants Mr. McCullough further warrants in the event of the acquisition of the Company as follows: (1) warrants to purchase 125,000 shares of common stock at $2.50 per share if the Company is acquired for more than $10.00 per share; (2) warrants to purchase 175,000 shares of common stock at $5.00 per share if the Company is acquired for more than $20.00 per share; and (3) warrants to purchase 250,000 shares of common stock at $7.50 per share if the Company is acquired for more than $30.00 per share.

In February 2007, the Company granted Mr. McCullough warrants to purchase 25,000 shares of common stock at $2.60 per share following achievement of the milestone that required the Company’s common stock to trade over $3.00 per share for 45 out of 60 trading days. The warrants were immediately exercisable and expire on the third anniversary of the date of grant. In 2006, the Company granted Mr. McCullough warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.28 per share. The warrants were exercisable as of January 1, 2007 and expire on the third anniversary of the date of grant, or September 28, 2009.

During 2007, the Company paid Mr. McCullough $120,000 for his services as CEO and CFO, and an additional $45,000 was accrued but unpaid as of December 31, 2007. In January 2008, the Board of Directors voted to grant Mr. McCullough a stock bonus of 100,000 shares of restricted, unregistered common stock. Such bonus was made in recognition of Mr. McCullough’s performance during the 2007 fiscal year. The Company agreed to reimburse Mr. McCullough for the taxes payable with respect to such stock bonus. The value of such tax reimbursement was estimated at $71,265, which payment is expected to be made in 2008.

In connection with the exercise of warrants held by Mr. McCullough and a trust for which he acts as trustee, the Company permitted the warrant holders to exercise such warrants at the reduced exercise price of $1.00 per share (reduced from the original exercise prices of $2.50 and $2.00 per share). The Company made an offer to warrant holders during the first quarter of 2007, in an attempt to induce such holders to exercise their warrants and raise needed cash, to permit such holders to exercise at $1.00 per share. The charge to the Company in connection with such exercises by Mr. McCullough and the trust of an aggregate 50,579 warrants during the 2007 fiscal year was $43,095.

See “Retirement, Severance, Change in Control and Similar Compensation” below for a discussion of the severance payments payable to Mr. McCullough under the terms of his employment agreement.

Floyd E. Taub, M.D.

Dr. Taub was Chief Executive Officer of the Company from July to October 2007, and was elected as a director in July 2007. For his service as CEO, he was compensated at an annual rate of $180,000, and was entitled to participate in the Company’s standard benefit plans and reimbursement of reasonable business expenses. The Company paid Dr. Taub $60,000 for his services as CEO in 2007.

During 2007, the Company paid FindCure.org, Inc., a 501(c)(3) company for which Dr. Taub serves as Chief Executive Officer, consulting fees and reimbursed expenses in the amount of $41,367, and issued to the organization 7,368 shares of the common stock of the Company valued at $21,906. Such shares were issued as consideration for Dr. Taub’s membership on the Company’s Medical Advisory Board. In January 2008, Dr. Taub received an award of 10,000 shares of restricted unregistered common stock of the Company, valued at $17,774, for services rendered to the Company during 2007. The Company agreed to reimburse Dr. Taub for taxes payable in connection with such award; the value of such tax reimbursement was estimated at $7,227. Dr. Taub was also entitled to accrued but unpaid director fees of $7,500 at December 31, 2007.

Dr. Augusto Ocana

Dr. Ocana became Chief Executive Officer and a director of the Company in November 2006 and resigned from those positions in July 2007. Under Dr. Ocana’s original employment agreement, his initial annual salary was $180,000, subject to annual review by the Board and subject to an increase to $204,000 upon certain conditions. Dr. Ocana was also entitled to a $45,000 bonus payable in 18 equal monthly installments of $2,500, standard benefits from the Company, reimbursement of reasonable, ordinary and necessary business expenses, and a $500 per month automobile allowance. Dr. Ocana was paid $90,000 for his service as CEO during 2007, and $15,000 for his service as CEO during 2006. He also received an aggregate $17,500 in bonus payments under his employment agreement, of which $15,000 was paid in 2007 and $2,500 was paid in the 2006 fiscal year.

The agreement also provided for the grant to Dr. Ocana of warrants to purchase various amounts of shares of common stock upon achievement of certain milestones. In accordance therewith, Dr. Ocana received a warrant on December 1, 2006, his first day of employment, to purchase 50,000 shares of common stock at $1.30 per share. Dr. Ocana received an additional warrant to purchase 50,000 shares of common stock at $2.00 per share on January 22, 2007, the date on which the closing price of the common stock was $3.00 or more during 30 days out of any consecutive 45 day period.

In connection with his resignation as CEO and as a director in July 2007, Dr. Ocana and the Company entered into an amendment to his original employment agreement. Under such amendment, Dr. Ocana was to serve as a consultant to the Company, primarily focused on the development and establishment of a distribution system for the Company’s products in Europe and Asia. Dr. Ocana was entitled to a commission of 3% of gross revenues received from distributors Dr. Ocana introduced to the Company and with which the Company entered into distribution agreements (“Ocana Distributors”) for Company products sold to such distributors. Dr. Ocana also was entitled to receive a monthly advance fee of $5,000 to be offset against future commissions earned, which draw would be increased to $7,500 per month under certain circumstances. The consultancy was on a month-to-month basis, although the Company had no right to terminate within the first 90 days. It was also agreed that Dr. Ocana would continue to be covered by any medical, dental, disability, life insurance and other benefits of the Company for so long as he was a consultant to the Company (and in any event at least until December 1, 2007) and that the Company would provide him with an office in New Jersey until December 31, 2007.

When Dr. Ocana was appointed President of International Operations in December 2007, the parties entered into a second amendment to his original employment agreement. Under the second amendment, Dr. Ocana is entitled to receive a commission of 3% of gross revenues received from Ocana Distributors, due and payable in accordance with the terms of the amendment. Dr. Ocana is also entitled to receive a commission of 1.5% of gross revenue from distributors he locates and appoints in the United States from the sale of the Company’s products to such distributors for a period of two years. In addition, Dr. Ocana receives a monthly salary of $10,000 and draws received by him continue to be treated as offsets against commissions earned as described above. Dr. Ocana will continue to be covered by Company benefit plans, receive an automobile allowance of $550 per month and be provided with an office in New Jersey. The term of the agreement commenced December 1, 2007 and remains in effect until November 30, 2008; it may be extended for additional 12-month periods upon notice no later than September 30th of each year. The Company paid Dr. Ocana $10,000 during the year ended December 31, 2007 for his service as President of International Operations and $25,000 as draws against commissions earned. He also received $3,500 for his automobile allowance during the year.

The second amendment to his agreement also provides that Dr. Ocana is entitled to warrants to purchase an aggregate 130,000 shares of common stock upon achievement of certain milestones, including revenue milestones and the acquisition of the Company. The exercise price for all such warrants shall be the fair market value on the date such warrant may be exercised, taking into account the restriction on transferability of such shares at the time of exercise.

Under becoming President of International Operations, Dr. Ocana confirmed his confidentiality, non-competition and similar obligations as set forth in his original employment agreement, and was provided the right to be released from his obligations with respect to non-disclosure, non-competition, non-interference and non-solicitation upon his delivery of notice to the Company that he was relinquishing his rights to receive commissions from sales to Ocana Distributors.

See “Retirement, Severance, Change in Control and Similar Compensation” below for a discussion of a payment made to Dr. Ocana upon his resignation as CEO and as a director.

President and Chief Operating Officer Compensation

Dr. Domanik became President of the Company in May 2007 and Chief Operating Officer in October 2007. The Company and Dr. Domanik have not entered into an employment agreement, although the basic terms of his compensation have been established. Specifically, Dr. Domanik is entitled to receive an annual salary of $150,000, standard benefits as provided to other employees, and reimbursement of reasonable business expenses. The Company paid Dr. Domanik $95,341 for his services as President and COO in 2007.

During 2007, the Company paid R. Domanik Consulting, Inc., a consulting company for which Dr. Domanik serves as President and sole stockholder, consulting fees in the amount of $13,615. In January 2008, Dr. Domanik received an award of 100,000 shares of restricted unregistered common stock of the Company, valued at $177,735, for services rendered to the Company during 2007. In addition, the Company agreed to reimburse Dr. Domanik for certain taxes payable in connection with such stock award. The value of such tax reimbursement was estimated at $71,265, which payment is expected to be made in 2008.

During 2007, Dr. Domanik was granted two warrants. The first was granted in June 2007 and entitles Dr. Domanik to purchase 30,000 shares of common stock at $2.67 per share; the warrant was immediately exercisable and has a term of three years. Dr. Domanik also received a warrant to purchase 5,000 shares of common stock in December 2007 at an exercise price of $1.89 per share. Such warrant was immediately exercisable with a term of three years.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding unexercised options, unvested stock, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s 2007 fiscal year.

	Option and Warrant Awards						Stock Awards
Equity
									Equity	Incentive
									Incentive	Plan
									Plan	Awards:
								Market	Awards:	Market
				Equity				Value	Number	or Payout
				Incentive			Number	of	of	Value of
				Plan			of	Shares	Unearned	Unearned
				Awards:			Shares	or	Shares,	Shares,
	Number of		Number of	Number			or Units	Units of	Units or	Units or
	Securities		Securities	of Securities			of Stock	Stock	Other	Other
	Underlying		Underlying	Underlying			That	That	Rights	Rights
	Unexercised		Unexercised	Unexercised	Option		Have	Have	That	That
	Options		Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)		(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable		Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Robert F. McCullough, Jr.	400,000	(1)	—	—	$1.28	9/28/09	—	—	—	—
	25,000	(2)	—	—	$2.60	2/12/10	—	—	—	—
Richard A. Domanik, M.D.	30,000	(3)	—	—	$2.67	6/29/10	—	—	—	—
	5,000	(4)	—	—	$1.89	12/18/10	—	—	—	—
	12,500	(5)	—	—	$1.00	9/17/08	—	—	—	—
Dr. Augusto Ocana	50,000	(6)	—	—	$2.00	1/22/10	—	—	—	—
Floyd Taub, M.D.	—		—	—	—	—	—	—	—	—

(1)	Represents grant of warrants on September 28, 2006 to purchase 400,000 shares of common stock at $1.28 per share, vested in full as of January 1, 2007, with a term of three years. Such warrants were amended in November 2006 to permit a cashless exercise.

(2)	Represents grant of warrants on February 12, 2007 to purchase 25,000 shares of common stock at $2.60 per share, vested in full immediately, with a term of three years.

(3)	Represents grant of warrants on June 29, 2007 to purchase 30,000 shares of common stock at $2.67 per share, vested in full immediately, with a term of three years.

(4)	Represents grant of warrants on December 18, 2007 to purchase 5,000 shares of common stock at $1.89 per share, vested in full immediately, with a term of three years.

(5)	Represents grant of warrants on September 17, 2003 to purchase 12,500 shares of common stock at $1.00 per share, vested in full, with a term of five years.

(6)	Represents grant of warrants on January 22, 2007 to purchase 50,000 shares of common stock at $2.00 per share, vested in full immediately, with a term of three years.

In January 2008, each of Mr. McCullough and Dr. Domanik was also granted a stock bonus of 100,000 shares of restricted, unregistered common stock in consideration for services rendered during the 2007 fiscal year. Dr. Taub received a stock award of 10,000 shares of restricted, unregistered common stock at the same time for his services during 2007. Such awards were not subject to vesting or any performance conditions but are restricted under applicable securities laws. In each case, the Company agreed to reimburse such recipients for the tax effects of the stock awards. See the “Chief Executive Officer Compensation” and “President and Chief Operating Officer Compensation” sections above for more information.

Warrant grants made to the Company’s executive officers and directors are made outside of the Company’s option plans, and no options have been granted pursuant to the Company’s option plans or otherwise to executive officers or directors in the last two fiscal years. The Company has one option plan, the 1999 Equity Incentive Plan (the “Plan”), which provides for the issuance to directors and employees of up to 2,000,000 shares of common stock pursuant to incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. Grants under the Plan are exercisable at fair market value determined as of the date of grant in accordance with the terms of the Plan. Grants vest to recipients immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant. The Plan became effective on June 1, 1999 and has a term of ten years.

At the Annual Meeting of Stockholders on May 25, 1999, stockholders also approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan offers employees the opportunity to purchase shares of common stock of CytoCore through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the plan is 16,000. There was no activity under the Purchase Plan in the 2007 or 2006 fiscal years.

Retirement, Severance, Change in Control and Similar Compensation

The Company does not offer or have in place any retirement, severance or similar compensation plans or programs. Rather, the Company individually negotiates with those employees for whom retirement, severance or similar compensation is deemed necessary.

Mr. McCullough’s employment agreement provides that in the event Mr. McCullough’s employment is terminated without cause, he will be entitled to his salary for the remainder of the term of his employment agreement with the Company, as well as health insurance for himself and his children during such period. See “Chief Executive Officer Compensation” above.

In connection with his resignation as Chief Executive Officer and a director of the Company, CytoCore agreed to pay Dr. Ocana $45,000 in satisfaction of all amounts due him, which amount was paid in 2007.

The Board also adopted a plan to grant certain directors warrants upon the acquisition of the Company — see “Compensation of Directors — Director Compensation Arrangements” below.

No other employees received or are entitled to receive any retirement, severance or similar compensation.

Compensation of Directors

The following table sets forth certain information regarding all compensation of directors for the Company’s 2007 fiscal year. Directors who are also employees, including Robert F. McCullough, Jr., Floyd Taub, M.D. and Dr. Augusto Ocana, did not receive any compensation for their service as a director while they were employees. For fees due to Dr. Taub for his service as a director while not an employee, see the Summary Compensation Table above. Daniel J. Burns, the Chairman of the Board, also did not receive director fees. Rather, Future Wave Management, for which Mr. Burns is President and sole owner, receives consulting fees from the Company.

	Fees							Nonqualified
	Earned or						Non-Equity	Deferred
	Paid in		Stock		Option		Incentive Plan	Compensation	All Other
	Cash		Awards		Awards		Compensation	Earnings	Compensation		Total
Name	($)		($)		($)		($)	($)	($)		($)

John Abeles, M.D.	$20,000	(1)	$17,774	(2)	—		—	—	—		$37,774
Daniel J. Burns	—		$177,735	(3)	$109,003	(4)	—	—	$252,299	(5)	$539,037
Alexander Milley	$20,000	(1)	$17,774	(2)	—		—	—	—		$37,774
Clinton H. Severson	$20,000	(1)	$17,774	(2)	—		—	—	—		$37,774

(1)	Represents accrued but unpaid director fees as of December 31, 2007.

(2)	Represents a stock award of 10,000 shares of restricted, unregistered common stock awarded on January 23, 2008 for services performed during the 2007 fiscal year. Amount represents the fair market value of the shares on the date of grant using a 10-day trading average, which average closing price was $2.09, less a 15% discount. The Company has agreed to reimburse the recipients for the taxes incurred in connection with such stock award; the estimated amount of such reimbursement is $7,227, which payment is expected to be made in 2009.

(3)	Represents a stock award of 100,000 shares of restricted, unregistered common stock awarded on January 23, 2008 for services performed during the 2007 fiscal year. Amount represents the fair market value of the shares on the date of grant using a 10-day trading average, which average closing price was $2.09, less a 15% discount. The Company has agreed to reimburse the recipient for the taxes incurred in connection with such stock award; the estimated amount of such reimbursement is $71,265, which payment is expected to be made in 2009.

(4)	Represents warrants to purchase 25,000 shares of common stock at $2.60 per share that were awarded on February 12, 2007, were immediately fully exercisable, and expire three years from the date of grant. Such warrants were awarded to Future Wave Management for services rendered under its consulting agreement with the Company. The dollar amount presented represents the aggregate fair value of such award on the date of grant. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero, expected volatility of 120%, risk-free interest rate of 4.25%, and expected life of 1.5 years.

(5)	Includes (a) $175,299 paid to Future Wave Management as consulting fees and reimbursed expenses for business consulting services performed during 2007 and (b) $77,000 in tax reimbursement paid to Mr. Burns in 2007 for a stock award made in 2006. See also Item 12 — Certain Relationships and Related Transactions below for a description of warrants exercised by Mr. Burns at a reduced exercise price.

Director Compensation Arrangements

In November 2006, the Board of Directors approved Board compensation for each director at the rate of $5,000 per quarter effective January 1, 2007. All outside directors are entitled to receive warrants to purchase 25,000 shares of the Company’s common stock when the Company’s revenues reach $20 million and another 25,000 shares of common stock when revenues reach $50 million. The exercise price of such warrants will be at a 33% discount to the average trading price of the common stock during the 45 days prior to the date the Company achieves each revenue milestone.

All outside directors will also receive, upon the acquisition of the Company, as follows: (1) warrants to purchase 62,500 shares of common stock at $2.50 per share if the Company is acquired for more than $10.00 per share; (2) warrants to purchase 87,500 shares of common stock at $5.00 per share if the Company is acquired for more than $20.00 per share; and (3) warrants to purchase 125,000 shares of common stock at $7.50 per share if the Company is acquired for more than $30.00 per share.

In November 2006 the Board also approved an arrangement whereby the Company is obligated to reimburse Mr. McCullough, Dr. Abeles, Mr. Milley, and David Weissberg, M.D., a former director and CEO of the Company, for certain tax effects in connection with the exercise of warrants issued to such individuals in September 2006. The Company will be obligated to pay to each individual 39% of the taxable value of such warrants when exercised, payable within three months of such exercise, such payment to occur only if the Company is acquired or certain other conditions are met. At the same time, the Board of Directors approved amendments to all existing warrant agreements between the Company and its then-current Board members, as well as former directors and employees, such amendment to permit all such holders to exercise all such warrants on a cashless basis.

In addition, in November 2006 CytoCore agreed that it would be responsible for certain tax effects in connection with shares of the Company’s common stock issued to Mr. Burns as compensation for services rendered. The Company was obligated to pay a percentage of the taxable value of such shares, and paid $77,000 in 2007 in satisfaction of this obligation (which amount represented 22% of the taxable value of the shares when sold).

The Company also reimburses directors for reasonable expenses incurred in connection with their attendance at meetings of the Board of Directors. For information relating to shares of the Company owned by each of the directors, see Item 11 — Security Ownership of Certain Beneficial Owners and Management below. For information concerning the compensation of directors who are or were also officers of the Company, see the “Summary Compensation Table” above.

Other Equity Awards

In addition to the amounts shown above, each of Dr. Abeles and Mr. Milley is the holder of options and warrants to purchase an aggregate 87,500 shares of the Company’s common stock. Of such amount, warrants representing the right to purchase 62,500 shares were granted in September 2006 at an exercise price of $2.00 per share with immediate full vesting and a term of five years, and non-statutory options representing the right to purchase 25,000 shares were granted in January 2004 at an exercise price of $2.00 per share with immediate full vesting and a term of five years. Mr. Burns is the holder of a warrant to purchase 125,000 shares of the Company’s common stock issued in connection with his participation in the Company’s private placement in the first quarter of

2008. Such warrants are immediately exercisable at $2.00 per share with a term of three years. For information on warrants and other rights to purchase shares of common stock held by the Company’s employee-directors and by entities affiliated with the Company’s directors, see “Outstanding Equity Awards at Fiscal Year-End” above and Item 12 — Certain Relationships and Related Party Transactions below.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information regarding securities authorized for issuance under the Company’s equity plans, please see Item 5 set forth in Part I of the Company’s Annual Report on Form 10-KSB as filed on April 3, 2008.

Common Stock — Five Percent Holders

The following table sets forth, as of April 22, 2008, certain information with respect to any person, including any group, who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company. There were 40,851,056 shares of common stock outstanding as of the close of business on April 22, 2008.

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership(1)	of Class

Monsun, AS(2)	3,940,525	9.6%
Torvveien 12, 1372 Asker Norway
Daniel J. Burns(3)	3,375,500	8.2%
c/o CytoCore, Inc. 414 N. Orleans Street, Suite 510 Chicago, IL 60610
Standard General Holdings, LLC	2,534,315	6.2%
5190 Neil Road, #430 Reno, NV 89502
David J. Weissberg, M.D(4)	2,179,199	5.3%
175 E. Main Street Huntington, NY 11743

(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of April 22, 2008 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person.

(2)	Includes 125,000 shares issuable upon exercise of warrants, which warrants are exercisable at any time.

(3)	Includes 25,000 shares issuable upon exercise of warrants held by Future Wave Management, of which Mr. Burns is President and sole owner, and 150,000 shares issuable upon exercise of warrants held by Mr. Burns, all of which such warrants are exercisable at any time.

(4)	Includes: (i) an aggregate 160,000 shares held in trust for Dr. Weissberg’s minor children, for which Dr. Weissberg acts as trustee; and (ii) 412,500 shares that are issuable upon exercise of warrants that are exercisable at any time.

Common Stock — Management

The following table sets forth, as of April 22, 2008, certain information concerning the beneficial ownership of the Company’s common stock (including directors’ qualifying shares) of (i) each current director, (ii) each Named

Executive Officer, and (iii) all current directors and executive officers of the Company as a group. There were 40,851,056 shares of common stock outstanding as of the close of business on April 22, 2008.

	Amount and Nature of	Percent
Name of Beneficial Owner	Beneficial Ownership(1)	of Class

John H. Abeles, M.D.(2)	317,902	*
Daniel J. Burns(3)	3,375,500	8.2%
Richard A. Domanik, Ph.D.(4)	153,087	*
Robert F. McCullough, Jr.(5)	1,424,372	3.4%
Alexander M. Milley(6)	1,005,383	2.4%
Dr. Augusto Ocana(7)	100,000	*
Clinton H. Severson	10,000	*
Floyd E. Taub, M.D.(8)	17,368	*
All current directors and executive officers as a group (7 persons)	6,303,612	15%

*	Less than one percent of the common stock outstanding.

(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of April 22, 2008 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. The address of each current director and executive officer of the Company is c/o CytoCore, Inc., 414 N. Orleans, Suite 510, Chicago, IL 60610.

(2)	Includes: (i) 213,098 shares owned by Northlea Partners, Ltd., of which Dr. Abeles is General Partner; (ii) 7,304 shares issuable upon exercise of warrants granted by the Company to Northlea Partners that are exercisable at any time; and (iii) 87,500 shares issuable upon exercise of options and warrants granted by the Company to Dr. Abeles that are exercisable at any time. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner.

(3)	Includes: (i) 25,000 shares issuable upon exercise of warrants held by Future Wave Management, of which Mr. Burns is President and sole owner; and (ii) 150,000 shares issuable upon exercise of warrants held by Mr. Burns, all of which such warrants are exercisable at any time.

(4)	Includes 47,500 shares issuable upon exercise of warrants that are exercisable at any time.

(5)	Includes: (i) 443,250 shares owned by Summitcrest Capital L.P., of which Mr. McCullough is President of the General Partner; (ii) an aggregate 158,705 shares owned by various trusts of which Mr. McCullough is trustee as follows: MJM Educational Trust (12,500 shares), PFM Educational Trust (12,500 shares), CDM Educational Trust (12,500 shares) and the MPC Trust (121,205 shares); and (iii) 475,000 shares issuable upon exercise of warrants held by Mr. McCullough that are exercisable at any time.

(6)	Includes: (i) 80,747 shares held by Azimuth Corporation, of which Mr. Milley is President and Chairman of the Board, 234,063 shares held by Cadmus Corporation, of which Mr. Milley is President and a director, 80,282 shares held by Milley Management, Inc., of which Mr. Milley is President, sole director and majority stockholder, and 23,710 shares held by Winchester National, Inc., of which Mr. Milley is a director and executive officer; (ii) 28,929 shares issuable to Cadmus Corporation under stock appreciation rights granted by the Company; and (iii) 87,500 shares issuable upon exercise of options and warrants granted by the Company to Mr. Milley that are exercisable at any time. In 2006, CytoCore agreed to amend warrants held by Azimuth and Cadmus and issue new warrants entitling the holders to purchase an aggregate 350,000 shares of common stock. The number of shares beneficially held by Mr. Milley includes the shares issuable under these warrants. Shares held directly by Mr. Milley, Cadmus, Winchester National and Milley Management, in the aggregate amount of 402,890 shares, have been pledged to ELXSI Corp., of which Mr. Milley is President, Chief Executive Officer and Chairman of the Board.

(7)	Includes 50,000 shares issuable upon exercise of warrants that are exercisable at any time.

(8)	Includes 7,368 shares held by FindCure.org, Inc. of which Dr. Taub is the Chief Executive Officer.

Series E Convertible Preferred Stock

The following table sets forth, as of April 22, 2008, certain information with respect to (i) any person (including any group) who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s Series E Convertible Preferred Stock, (ii) each director and Named Executive Officer who owns such stock, and (iii) all current executive officers and directors as a group. There were 19,227 shares of the Company’s Series E Convertible Preferred Stock outstanding as of the close of business on April 22, 2008.

	Amount and Nature of	Percent
Name and Address of Beneficial Owner(1)	Beneficial Ownership	of Class

Kevin F. Flynn June 1992 Non-Exempt Trust(2)	6,667	34.7%
120 South LaSalle Street Chicago, IL 60602
Rolf Lagerquist(3)	2,000	10.4%
4522 CO Road 21 NE Elgin, MN 55932
All current directors and executive officers as a group (7 persons)	0	0

(1)	No director or Named Executive Officer of the Company owns any shares of any series of preferred stock of the Company.

(2)	Converts into 29,812 shares of common stock, including shares issuable upon payment of cumulative dividends.

(3)	Converts into 8,943 shares of common stock, including shares issuable upon payment of cumulative dividends.

Changes in Control

The Company is not aware of any arrangements that did or which may result in a change of control.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The following section sets forth information regarding transactions or proposed transactions since January 1, 2007 between the Company and certain related persons. For information on the compensation received by current and former directors and officers of the Company during the 2007 fiscal year, and the beneficial ownership of equity securities of the Company of such individuals, please see Items 10 and 11 above. For information on the independence of the members of our Board of Directors, please see Item 9 above.

Daniel J. Burns, Chairman of the Board

The Company has an agreement with Future Wave Management, a consulting company at which Daniel J. Burns, the Chairman of the Board of CytoCore, is President and sole owner. The agreement, effective December 1, 2006, has a term of two years. Future Wave initially received a fee of $10,000 per month, which fee increased to $15,000 per month in April 2007 after certain milestones were met. In 2007, the Company paid Future Wave $175,299 for consulting services and reimbursed expenses, and awarded the company warrants to purchase 25,000 shares of common stock at $2.60 per share for the attainment of certain performance goals under the agreement. The agreement also provides for the issuance of up to 125,000 additional warrants upon the achievement of certain performance goals, 100,000 warrants upon the achievement of certain revenue goals and up to 550,000 warrants if the Company is acquired.

Also in 2007, Mr. Burns exercised warrants to purchase an aggregate 418,850 shares of restricted, unregistered common stock of the Company. Such warrants were exercised at $1.00 per share, which exercise price was reduced from the original stated exercise price of $1.70 per share, in connection with an offer made by the Company to warrant holders to reduce the exercise price in exchange for an exercise of the warrants for cash. The warrants were originally awarded to Mr. Burns as consideration for consulting services rendered, which services were rendered prior to Mr. Burns becoming an officer or director of the Company. The Company booked $88,735 as an expense in connection with such warrant modification with respect to Mr. Burns. Mr. Burns also was paid directly $77,000 as reimbursement for income taxes incurred on a common stock award made in 2006.

During the first quarter of 2008, Mr. Burns participated in a private placement of units of the Company, each unit consisting of two shares of common stock and a warrant to purchase one common share. Mr. Burns invested $600,000 and received 300,000 shares and warrants to purchase 150,000 shares of common stock.

Richard A. Domanik, M.D., President and Chief Operating Officer

Dr. Domanik is the President and sole owner of R. Domanik Consulting, Inc. During the 2007 fiscal year, the Company made payments to the consulting company amounting to $13,615 for consulting services rendered. Also during 2007, Dr. Domanik exercised warrants to purchase 5,149 shares of common stock at an exercise price of $0.10 per share.

Robert F. McCullough, Jr., Chief Executive Officer, Chief Financial Officer and Director

In 2007, Summitcrest Capital LP (“Summitcrest”), of which Mr. McCullough is the President of its general partner, purchased 7,500 shares of common stock of the Company at a price of $2.30 per share. In addition, during 2007 Mr. McCullough and a trust for which Mr. McCullough acts as trustee exercised warrants to purchase an aggregate 50,579 shares of common stock. Such warrants were exercised at the reduced exercise price of $1.00 per share (reduced from $2.00 and $2.50 per share) in connection with an offer made by the Company to warrant holders to reduce the exercise price in exchange for an exercise of the warrants for cash. The warrants were originally issued in 2002 and 2004 in connection with the extension of financing to the Company, which occurred prior to Mr. McCullough becoming an officer or director of the Company. The Company booked $43,095 as an expense in connection with such warrant modification with respect to Mr. McCullough and the affiliated trust.

During the first quarter of 2008, Mr. McCullough participated in a private placement of units of the Company, each unit consisting of two shares of common stock and a warrant to purchase one common share. Mr. McCullough invested $200,000 and received 100,000 shares and warrants to purchase 50,000 shares of common stock.

Also during 2008, Summitcrest purchased an aggregate 32,500 shares of the Company’s common stock on the open market at prices ranging from $2.09 to $2.22 per share.

Alexander M. Milley, Director

In 2007, the Company agreed to pay Cadmus Corporation, of which Mr. Milley is President and a director, $45,000 for reimbursement of taxes incurred as a result of an agreement to modify the terms of certain warrants held by Cadmus and Azimuth Corporation, of which Mr. Milley is President and Chairman of the Board of Directors. In July 2003, Azimuth and Cadmus agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus that entitled the holders to purchase a total of 312,500 shares of common stock at various exercise prices. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required CytoCore to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 150,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices in the future based on the Company’s issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties’ agreement to cancel these warrants, including certain anti-dilution clauses, and the forgiveness of approximately $100,000 owed to Azimuth and Cadmus, CytoCore agreed to issue new five-year warrants entitling the holders to purchase an aggregate 650,000 shares of common stock at an exercise price of $3.00 per share. In 2006, the parties again agreed to amend the warrants, reducing the number of shares that could be purchased upon exercise to an aggregate 350,000 shares and reducing the exercise price to $1.00 per share. These warrants expire in July 2008.

Floyd E. Taub, M.D., Director and Former Chief Executive Officer

In December 2006, the Company entered into a consulting agreement with FindCure.org. Inc., a non-profit organization at which Dr. Floyd Taub, a director of the Company and former Chief Executive Officer, serves as CEO and Dr. Taub also personally entered into an agreement to serve on CytoCore’s Medical Advisory Board. The consulting agreement called for the payment of $5,000 per month and reimbursement of out-of-pocket expenses. The agreement to serve on the Medical Advisory Board provided for the monthly payment of $2,000 payable in unregistered, restricted common stock of the Company valued at $1.90 per share. During 2007 the Company paid FindCure.org a total of $41,367 under the consulting agreement and issued to FindCure.org 7,368 shares of common stock as payment under the advisory board agreement.

David J. Weissberg, M.D., Five Percent Holder and Former Director and Chief Executive Officer

In February 2007, Lantana Small Capital Growth, LLC (“Lantana”), of which Dr. Weissberg, the Company’s former Chief Executive Officer and director and a current five-percent holder, is the managing partner, exercised warrants to purchase an aggregate 32,975 shares of common stock at prices ranging from $1.00 to $1.70 per share and Dr. Weissberg exercised warrants to purchase 40,000 shares of common stock at the same time at an exercise price of $1.70 per share.

During the first quarter of 2008, Dr. Weissberg participated in a private placement of units of the Company, each unit consisting of two shares of common stock and a warrant to purchase one common share. Dr. Weissberg invested $50,000 and received 25,000 shares and warrants to purchase 12,500 shares of common stock.

Monsun AS, Five Percent Holder

In June 2007, as part of an arbitration award to Peter Gombrich, the Company’s former Chief Executive Officer and director, the Company issued 186,660 shares of common stock to Monsun AS as a creditor of Mr. Gombrich, such shares valued at $2.50 per share or a total of $467,000. In April 2005, Mr. Gombrich filed suit against the Company and its former Chief Executive Officer, Denis M. O’Donnell, M.D., claiming that the Company breached a written employment contract and that it owed him an amount in excess of $849,500 (plus interest and attorneys’ fees). Mr. Gombrich also alleged a claim against the Company for contribution and indemnification regarding agreements he allegedly signed as a personal guarantor for certain alleged Company obligations. Following arbitration and appeals, the arbitrator issued a final decision in April 2007, awarding Mr. Gombrich $538,413 for compensation plus $184,797 for attorney fees. In June 2007, the Company paid Mr. Gombrich $256,560 and issued 186,660 shares of common stock to Monsun, as noted above, in satisfaction of the arbitration award.

Also in 2007, Monsun exercised warrants to purchase 20,000 shares of the common stock of the Company. Such warrants were exercised at the reduced exercise price of $1.00 per share (reduced from $7.00 per share) in connection with an offer made by the Company to warrant holders to reduce the exercise price in exchange for an exercise of the warrants for cash.

During the first quarter of 2008, Monsun participated in a private placement of units of the Company, each unit consisting of two shares of common stock and a warrant to purchase one common share. Monsun invested $500,000 and received 250,000 shares and warrants to purchase 125,000 shares of common stock.

Item 14.	Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

Amper, Politziner & Mattia P.C. (“Amper”) served as the Company’s independent registered public accounting firm from May 2006 until its dismissal on June 29, 2007. On July 2, 2007, the Company appointed LJ Soldinger Associates (“LJSA”) as its independent registered public accounting firm to audit the Company’s financial statements and to perform reviews of interim financial statements. Altschuler, Melvoin and Glasser LLP (“AMG”) served as the Company’s independent registered public accounting firm from April 2003 until its resignation on May 10, 2006.

Fees

The following table presents fees for professional services rendered by L J Soldinger Associates LLC and Amper, Politziner & Mattia PC for the fiscal years 2007 and 2006, respectively:

Services Performed	2007	2006

Audit Fees(1)	$200,000	$235,000
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

Total Fees	$200,000	$235,000

(1)	Audit fees represent fees billed for professional services provided in connection with the audit of the Company’s annual financial statements, reviews of its quarterly financial statements, audit services provided in connection with statutory and regulatory filings for those years and audit services provided in connection with securities registration and/or other issues resulting from that process.

(2)	Audit-related fees represent fees billed primarily for assurance and related services reasonably related to securities registration and/or other issues resulting from that process.

(3)	Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.

(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

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

The Audit Committee pre-approved all audit and permissible non-audit services provided to the Company by the independent registered public accounting firm during fiscal 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOCORE, INC.

By:	/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and Principal
Financial Officer)

Dated: April 30, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel J. Burns Daniel J. Burns	Chairman of the Board	April 30, 2008

/s/ Robert F. McCullough, Jr. Robert F. McCullough, Jr.	CEO, CFO and Director (Principal Executive and Principal Financial Officer)	April 30, 2008

Alexander M. Milley	Director

/s/ John H. Abeles, M.D. John H. Abeles, M.D.	Director	April 30, 2008

/s/ Clint Severson Clint Severson	Director	April 30, 2008

Floyd E. Taub, Jr.	Director