Form 10-Q
period 2008-03-31
CytoCore Inc
filed 2008-05-16
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                    .
Commission File number 0-935

CYTOCORE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4296006

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
414 North Orleans Street, Suite 510
Chicago, IL 60610
(Address of Principal Executive Offices)
(312) 222-9550
(Registrant’s Telephone Number, including Area Code)
414 North Orleans, Suite 502 Chicago, Il 60610
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rue 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
COMMON STOCK, $0.001 PAR VALUE, AT MAY 14, 2008: 40,860,056

CYTOCORE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,935	$316
Accounts receivable	25	15
Subscriptions receivable	159	—
Inventories	134	14
Prepaid expenses and other current assets	91	216

Total current assets	6,344	561
Fixed assets, net	1,132	532
Licenses, patents and technology, net of amortization	20	20

Total assets	$7,496	$1,113

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,396	$1,778
Accrued payroll costs	228	589
Accrued expenses	1,265	1,912
Notes payable	70	70

Total current liabilities	2,959	4,349

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 402,296 and 403,272 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively (Liquidation value of all classes of preferred stock $2,991 at March 31, 2008)	1,606	1,628
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,771,336 and 35,866,156 shares issued and 40,752,127 and 35,846,947 shares outstanding at March 31, 2008 and December 31, 2007, respectively	41	36
Additional paid-in-capital	90,596	80,917
Treasury stock: 19,209 shares at March 31, 2008 and December 31, 2007	(327)	(327)
Accumulated deficit	(87,302)	(85,413)
Accumulated comprehensive loss—
Cumulative translation adjustment	(77)	(77)

Total stockholders’ equity (deficit)	4,537	(3,236)

Total liabilities and stockholders’ equity (deficit)	$7,496	$1,113

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Net sales	$46	$22

Operating expenses
Cost of revenues	77	—
Research and development (net of settlement of trade debt of $66 for the three months ended March 31, 2007)	809	396
Selling, general, and administrative (net of interest settlement of $85 for the three months ended March 31, 2007)	1,015	1,512
Selling, general, and administrative – related party	46	195

Total operating expenses	1,947	2,103

Operating loss	(1,901)	(2,081)

Other income (expense):
Interest income	15	—
Unrealized loss on convertible securities	—	(379)

Total other income (expense)	15	(379)

Net loss	(1,886)	(2,460)

Preferred stock dividend	(4)	(313)

Net loss applicable to common stockholders	$(1,890)	$(2,773)

Basic and diluted net loss per common share(1)	$(0.05)	$(0.09)

Basic and diluted weighed average number of common shares outstanding (1)	36,884,138	31,953,427

(1)	March 31, 2007 has been restated to reflect the one-for-ten reverse stock split that was effective November 27, 2007.
See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Operating Activities:
Net loss	$(1,886)	$(2,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	5
Gain on settlements of indebtedness	(19)	(151)
Unrealized loss on convertible securities	—	379
Warrants issued to non-employees for services	5	256
Non-cash compensation expense	43	227
Non-cash interest related to warrant modification	—	566
Changes in assets and liabilities:
Accounts receivable	(10)	8
Inventories	(121)	—
Prepaid expenses and other current assets	127	27
Accounts payable	(364)	(140)
Accrued expenses	(403)	91

Net cash used in operating activities	(2,597)	(1,192)

Investing activities:
Purchases of fixed assets	(631)	(192)

Net cash used in investing activities	(631)	(192)

Financing activities:
Proceeds from issuance of common stock and warrants	9,100	2,190
Financing costs in connection with private placement of stock	(395)	(169)
Proceeds from common stock subscribed	122	—
Proceeds from exercise of warrants	20	2,022
Proceeds from exercise of options	—	50
Payment of notes payable	—	(355)

Net cash provided by financing activities	8,847	3,738

Net increase in cash and cash equivalents	5,619	2,354

Cash and cash equivalents at the beginning of period	316	874

Cash and cash equivalents at end of period	$5,935	$3,228

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$—	$48

Non-cash transactions during the period for:
Preferred stock and cumulative dividends converted into common stock	$22	$1,401
Convertible securities	$—	$394
Subscriptions receivable	$159	$—
Payment of accrued bonuses with common stock	$604	$—
See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except per share amounts)
(Unaudited)
Note 1. Organization
     CytoCore, Inc. (“CCI” or the “Company”) was incorporated in Delaware in December 1998. Except where the context otherwise requires, “CCI,” the “Company,” “we” and “our” refers to CytoCore, Inc. and our subsidiaries and predecessors.
     CCI is a clinical diagnostics company engaged in the design, development and commercialization of cost-effective screening and diagnostic products, as well as therapeutic-delivery products, in women’s healthcare. CCI is currently focused on the production and sale of its SoftPAP™ cervical collection device and the design and development of its screening systems for cervical, endometrial, and various precancerous and cancerous conditions through the CytoCore Solutions™ System. The CytoCore Solutions™ System will utilize the Company’s Automated Image Proteomic System or AIPS™ image analysis-based screening system that provides for automated slide screening of genetic biomarker from cytological and histological specimens. The CytoCore Solutions™ System and its components are intended to screen for cancer and eventually treat cancer through the administration of a Food and Drug Administration-approved therapeutic agent from CCI’s drug delivery system. We believe the CytoCore Solutions™ System or its components may be used in a laboratory, clinic or doctor’s office.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At March 31, 2008, the Company had $5.9 million in cash. In the first quarter of 2008, the Company received net proceeds of $8.7 million through the sale of unregistered, restricted common stock in the form of units, each unit consisting of two common shares and a warrant to purchase one common share. If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it may be unable to continue its product development efforts and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Basis of Presentation
     The consolidated financial statements for the periods ended March 31, 2008 and 2007 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008 or for any other period.
     Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, as filed with the SEC.
     The basic and diluted weighted average number of common shares outstanding and the basic and diluted loss per common share for the period ended March 31, 2007 have been restated to reflect the one-for-ten reverse stock split effected by the Company on November 27, 2007.
     Certain items for the quarter ended March 31, 2007 have been reclassified in order to conform to the current financial statement presentation.

     There was no other comprehensive income or loss in the periods presented.
Note 3. Fixed Assets
     Fixed assets consist of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
Furniture and fixtures	$126	$124
Laboratory equipment	625	622
Computer and communications equipment	346	343
Design and tooling	508	486
Machinery and equipment	582
Leasehold improvements	—	28

	2,187	1,603
Less accumulated depreciation and amortization	(1,055)	(1,071)

Total	$1,132	$532

Note 4. Accrued Expenses
     Accrued expenses include the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
Accrued interest	$352	$350
Accrued franchise and other taxes	366	707
Accrued compensation	263	637
Other accrued expenses	284	218

Total	$1,265	$1,912

Note 5. Notes Payable
     Notes payable to unrelated parties consist of:

	March 31,	December 31,
	2008	2007
	(unaudited)
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001	$15	$15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34

	$70	$70

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

Note 6. Stockholders’ Equity (Deficit)
          Loss per share
     A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows (unaudited):

	March 31,	March 31,
	2008	2007
Basic and Diluted:
Net loss applicable to common stockholder (in thousands)	$(1,890)	$(2,773)
Weighted average common shares outstanding	36,884,138	31,953,427
Net loss per common share	$(0.05)	$(0.09)

     Stock options and warrants to purchase 5,689,346 and 3,665,472 common shares and preferred stock convertible into 491,893 and 476,523 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended March 31, 2008 and March 31, 2007, respectively.
     As of March 31, 2008 and 2007, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with SFAS No. 128, “Earnings per Share”, these dividends were added to the net loss in the net loss per share. After taking these undeclared and unpaid preferred dividends into account for the period, the net loss applicable to common stockholders for the three months ended March 31, 2008 and 2007 was $1,959,000 and $2,843,000, respectively.
          Preferred Stock
     A summary of the Company’s preferred stock is as follows:

	March 31,	December 31,
	2008	2007
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
	(unaudited)
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	122,486	122,486
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	19,227	20,203

Total Preferred Stock	402,296	403,272

     Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367—Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	0.40—Liquidation Value divided by Conversion Price ($4.00/$10.00)

Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2008 were $348,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2008 were $74,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2008 were $1,123,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2008 were $275,000
     Conversion of Series E Preferred Shares for Common Shares
     During the three months ended March 31, 2008, holders of an aggregate 976 shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into an aggregate 4,305 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $4,000.
     Issuance of Common Shares and Warrants for Cash
     During the quarter ended March 31, 2008, the Company offered units to purchase shares of unregistered, restricted common stock to accredited investors in exchange for cash. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share. Each unit was priced at $4.00. As of March 31, 2008, the Company had received proceeds of $8,705,000, net of expenses of $395,000, from the sale of 2,275,000 units. CCI issued 4,550,000 shares of common stock and warrants to purchase an aggregate 2,275,000 shares of common stock at $2.00 per share. These warrants are for a term of three years and are exercisable immediately. In addition, the Company recorded proceeds of $281,000, of which $159,000 was reflected in Subscriptions Receivable, for the sale of 70,250 units. These investments are reflected in Additional Paid-In Capital until such time as such shares are actually issued by the Company’s transfer agent, and will thereafter be reflected in our common stock register and account. As of March 31, 2008, there were 140,500 shares not yet issued by the transfer agent.
     The Company also received gross proceeds of $20,000 from the exercise of warrants for 10,875 shares of unregistered, restricted common stock.

     Issuance of Common Stock and Warrants as Payment for Services
     During the quarter ended March 31, 2008, CCI issued an aggregate 140,000 shares of restricted, unregistered common stock valued at $1.78 per share to its non-employee directors as payment for services rendered in 2007. The Company previously recorded the value of the common stock at $249,000 as non-cash compensation in 2007.
     During the quarter ended March 31, 2008, the Company issued warrants to a consultant to purchase 5,000 shares of common stock with an exercise price of $3.50 per share. The warrants are for a term of three years and are exercisable immediately. CCI valued the warrants at $5,000 and recorded the amount as a selling, general and administrative expense for the three months ended March 31, 2008.
     Issuance of Stock and Warrants as Payment for Employee Compensation
     In the first quarter of the 2008 fiscal year, as described in Note 7 below, the Company issued to two of its executive officers 100,000 shares each of restricted, unregistered common stock valued at $1.78 per share as compensation for services rendered in 2007. The shares were valued at $355,000, and such amount was recorded as a non-cash compensation in 2007.
     During the quarter ended March 31, 2008, the Company issued warrants to purchase an aggregate 27,000 shares of common stock with exercise prices ranging from $1.33 to $3.25 per share to non-executive employees. CCI valued the warrants at $43,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense for the three months ended March 31, 2008. The warrants have a term of three years and are immediately exercisable.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the three months ended March 31, 2008 and 2007:

	2008	2007
Expected volatility	125%	120%
Expected term (years)	1.5	1.5
Risk-free interest rate	4.25%	4.25%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$1.58	$3.20
     Convertible Securities
     As of December 31, 2006, the Company had an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that exceeded the number of the Company’s total authorized common shares by 189,177 shares. The Company determined that the excess shares were related to warrants issued at the end of 2006. Based upon EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. As a result, as of December 31, 2006 the Company reported a liability of $567,000. As of March 31, 2007, the Company remeasured this liability, in accordance with EITF 00-19, and recorded an unrealized loss of $379,000. During the quarter ended June 30, 2007, the Company issued more securities and a number of warrants expired. On June 21, 2007, the shareholders of the Company authorized an increase in the number of authorized common shares of the Company from 375,000,000 to 500,000,000 shares. As a result of the increase in authorized common shares, the Company did not have equity instruments issued or exercisable in excess of its authorized capital and therefore no liability existed at September 30, 2007. The Company remeasured the liability up until the day the shareholders authorized the increase in shares and determined the Company had an unrealized gain of $7,000 for the year ended December 31, 2007.

Note 7. Equity Incentive Plan and Employee Stock Purchase Plan and other Share-Based Employee Payments
     The Company has a shareholder-approved stock incentive plan for employees and directors, the 1999 Equity Incentive Plan, which provides for the issuance of up to 2 million shares under various forms of equity awards. For the three months ended March 31, 2008, the Company did not grant any options under this plan or otherwise to its employees. However, CCI did grant to each of its Chief Executive Officer and its President an award of 100,000 shares of restricted, unregistered common stock for services rendered in 2007. CCI valued the common stock at $1.78 for an aggregate total of $355,000 using the fair value method and recorded such value as a non-cash compensation expense in 2007. During the first quarter of 2008, the Company also issued warrants to purchase an aggregate 27,000 shares of common stock with exercise prices ranging from $1.33 to $3.25 per share to non-executive employees. CCI valued the warrants at $43,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense for the three months ended March 31, 2008.
     Stockholders also approved the 1999 Employee Stock Purchase Plan, which offers employees the opportunity to purchase shares of CCI common stock through a payroll deduction at 85% of the fair market value of such shares at specified dates. There was no activity under the purchase plan during the first quarter of the 2008 fiscal year.
Note 8. Commitments and Contingencies
Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, as filed with the SEC. To the Company’s knowledge, there have been no cases initiated by or against the Company, nor any cases resolved or with respect to which material developments have occurred, since the date of the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007. A summary of pending cases is as follows:
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
     NeoMed Innovation III L.P. In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Eastern District of Illinois (Case No. 07C 5721). NeoMed alleges that the Company has breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 at the option of the holder in the form of common stock valued at $1.50 )adjusted for stock splits and equity raised at lower valuations). In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. Despite accepting this payment, NeoMed is demanding that the Company honor the alleged contract. CCI believes its payment of principal and accrued interest to NeoMed satisfied all of CCI’s obligations owed to NeoMed.
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

          Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 under “Other Creditors; Wage and Related Claims.” To the Company’s knowledge, there have been no new claims or demands made by or against the Company, nor any such matters resolved or with respect to which material developments have occurred, since the date of the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.
Note 9. Subsequent Event
     Effective on April 17, 2008, the Company amended its current facilities lease. CCI moved its administrative and sales operations to Suite 510 from Suite 502 in the same location thereby increasing the existing space by approximately 3,100 square feet to 5,627 square feet. The amended lease is for a term of five years terminating on October 31, 2013, with one option to terminate the lease with nine months notice on October 31, 2011. The amended lease provides for an initial annual payment of approximately $85,000, increasing each year to reach $99,000 in the final year of the lease.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Forward-Looking Statements
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
     These forward-looking statements are based on beliefs of our management as well as current expectations, projections and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully in our most recent Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 under the caption “Risk Factors”, and include our ability to raise capital; our ability to settle litigation; our ability to retain key employees; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors.
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
Overview of CytoCore, Inc.
     CCI is a clinical diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection and treatment of cancer. CCI is currently focused on the production and sale of the SoftPAP™ cervical collection device and the design and development of its AIPS™ image analysis-based screening system for cervical, endometrial, bladder and other cancers. The AIPS™ system provides for automated slide screening of biomarkers from cytological specimens. The CytoCore Solutions™

System and its components are intended to screen for cancer and eventually treat cancer through the administration of an FDA approved therapeutic agent from CCI’s drug delivery system. We believe the CytoCore Solutions™ System or its components may be used in a laboratory, clinic or doctor’s office.
     The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. Biological markers, in conjunction with the AIPS™ system are being tested in screening assays for various cancers. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We our currently selling our FDA-approved sample collection device, Soft PaP™, and are developing and testing the cocktail assay markers for use with the AIPS system to screen for various cancers. We look to begin the product development of the drug delivery system in late 2009 or 2010 for the therapeutic treatment of various cancers with FDA-approved agents.
     Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.
     Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop, manufacture and market its products. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its ability to increase sales of its products, develop new products and raise additional capital. During the first three months of 2008, CCI raised net proceeds of $8.7 million through the private sale of unregistered, restricted common stock and warrants. If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it may be unable to continue its product development efforts and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
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
     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, including the notes to our consolidated financial statements included therewith, as filed with the SEC.
Results of Operations
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007 as filed with the SEC.
Three Months Ended March 31, 2008 as compared to Three Months Ended March 31, 2007
Revenue
     Revenues for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 increased $24,000, or 109%, from $22,000 to $46,000. This increase was the result of sales of the SoftPAP™

cervical collection device totaling $28,000 during the quarter ended March 31, 2008, partially offset by a reduction in revenue totaling $6,000 from the licensing fees for our slide-based installed systems.
Costs and Expenses
     Cost of Revenues
     Cost of revenues increased by $77,000 for the quarter ended March 31, 2008.There was no cost of revenues for the three months ended March 31, 2007. Cost of revenues consisted of the cost of the SoftPAP™ device, depreciation of the tooling and molds used to manufacture the product, and freight costs.
     Research and Development
     For the three months ended March 31, 2008, our research and development (“R&D”) expenses were $809,000, a $413,000 or 104% increase over our R&D expenses of $396,000 (net of settlements of debt totaling $66,000) for the same period in 2007. Of this $413,000 increase, $248,000 relates to a full quarter of expenses for our clinical trials, $95,000 relates to the addition of two full-time employees, $38,000 represents a non-cash charge for the issuance of warrants to employees, and $120,000 relates to costs incurred for the development and modifications to our product. These increases were partially offset by reductions in the amount of $90,000 in consulting fees and laboratory supply costs during the quarter ended March 31, 2008.
     Research and development expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at CCI’s Chicago office. Expenses include industrial design and engineering covering the disposable and instrument components of our products, payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace, and payroll-related costs for in-house engineering, scientific, laboratory, software development, and research management staff.
     Selling, General and Administrative
     For the three months ended March 31, 2008, selling, general and administrative expenses (“SG&A”) were $1,061,000, a decrease of $646,000 or 38%, over SG&A expenses of $1,707,000 for the same period in 2007. Of this $646,000 decrease, administrative salary expenses decreased $109,000 and there was a $223,000 reduction related to a non-cash charge for the issuance of warrants in 2007, which amounts were partially offset by the addition of four sales and administrative personnel in the first quarter of 2008. In addition, consulting expense was reduced by $83,000, director fees were reduced by $70,000, public and investor relations fees were reduced by $76,000 and interest expense was reduced by $482,000 (net of an interest settlement of $85,000). The $482,000 interest expense reduction resulted from a non-cash charge of $566,000 relating to warrant modifications during 2007. These reductions during the three months ended March 31, 2008 were partially offset by increases of $65,000 in advertising and marketing costs and $76,000 in professional fees for legal and accounting services and other expenses.
Other Income (Expense)
     Interest income was $15,000 for the three months ended March 31, 2008. There was no interest income during the same period of 2007.
     For the three months ended March 31, 2007, the non-cash charge of $379,000 for loss on convertible securities resulted from the Company having an aggregate amount of shares of common stock issued or issuable, as well as instruments convertible or exercisable into common shares, that exceeded the number of the Company’s total authorized common shares.
Net Loss
     The net loss for the three-month period ended March 31, 2008, before preferred dividends, totaled $1,886,000, as compared with $2,460,000 for the same period in 2007, a decrease of $574,000 or 23%. Of this decrease, $1,428,000 resulted from a $227,000 non-cash charge for warrants issued to officers, $256,000 for warrants issued for professional services, $566,000 non-cash interest related to warrant modifications and $379,000 for the unrealized loss on convertible securities, partially offset by the gain on settlements of trade debt of $151,000 in 2007. This decrease was partially offset by increases in R&D and SG&A expenses due to the Company expanding operations during the three months ended March 31, 2008.
     The net loss applicable to common stockholders decreased to $1,890,000 for the period ending March 31, 2008 from $2,773,000 for the same period in 2007, a decrease of $883,000 or 32%. In addition to the changes reported above, cumulative dividends on the Company’s outstanding Series E convertible preferred stock converted into common stock totaled $4,000 for the three months ended March 31, 2008 compared with $313,000 on the Company’s outstanding Series B and Series E convertible preferred stock converted into common stock during the same period in 2007. The net loss per common share for each of the three month periods ended March 31, 2008 and March 31, 2007 was $0.05 and $0.09 per share on 36,884,138 and 31,953,427 weighted average common shares outstanding, respectively.
Liquidity and Capital Resources
     To date, the Company’s capital resources and liquidity have been generated primarily from external individual and institutional investors.
     Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. CCI has provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. The Company may be required to make additional offerings in the future to support the operations of the business until some or all of our products are successfully marketed. We used $2,597,000 for the three months ended March 31, 2008 in operating activities. During the quarter ending March 31, 2008, approximately $809,000 was spent on R&D and approximately $1,061,000 was spent on SG&A functions. The Company used $1,192,000 in operations during the first three months of 2007. This primarily consisted of $462,000 for R&D and $795,000 for SG&A for the three months ended March 31, 2007.
     During the quarter ended March 31, 2008, CCI invested $631,000 in fixed assets including $583,000 for the manufacture of two presses for the production of our products. The Company is obligated to pay an additional $194,000 when the presses are delivered, which is expected to occur during the second quarter of 2008. The Company has no other material commitments at this time for capital expenditures during the remainder of the 2008 fiscal year.
     We were able to raise gross proceeds of $9.4 million through the sale of common stock and exercise of warrants during the three months ended March 31, 2008, compared to $4.3 million for the same period in 2007. The proceeds of the common stock offerings were used to develop and manufacture our products and satisfy certain present and past obligations. At March 31, 2008, the Company had $5.9 million in cash as compared to $0.3 million cash on hand as of December 31, 2007. The Company believes that its cash on hand as of March 31, 2008 will be sufficient to continue operations through March 31, 2009.
     As of March 31, 2008, the Company had distribution agreements with four international and one U.S. distributor, all of which contain specified minimum purchase requirements. During the last quarter of the 2007 fiscal year the Company completed its first commercial shipment of the SoftPAP device to its distributor in Italy. In the first quarter of 2008, the Company generated modest revenues from the sale of its SoftPAP collection device to its distributors, and the Company anticipates that it will generate additional revenues from the sale of our products during the remainder of 2008, although the Company does not anticipate products sales in an amount sufficient to fund operations during the period.
     We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Our operations have been, and will continue to be until we are able to generate significant product revenues, dependent upon management’s ability to raise funds from the sale of our securities. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research, development and other activities, and may be forced to cease operations.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     The Company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in interest rates and foreign exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes, or engage in any hedging activities.
     We are headquartered in the U.S. where we conduct the majority of our business activities, although we do have distribution agreements with several distributors in Europe. We have not to date had any material exposure to foreign currency rate fluctuations. Nevertheless, because a portion of the Company’s revenues may be generated outside of the United States in currencies other than the United States dollar, the Company’s operations may be subject to changes in foreign exchange rates and changes in the value of the United States dollar against other currencies, which changes could affect the Company’s net earnings.
As of March 31, 2008, we had total debt of $70,000, of which $36,000 bears interest at fixed interest rates and $34,000 bears interest at a variable rate. As of March 31, 2008, we had cash, cash equivalents and short-term investments of $5.9 million, of which all was held as cash and cash equivalents in an interest-bearing money market account. Due to the nature of our short-term investments, our lack of material long-term debt and our ability to use currently available sources of funds to finance our operations and anticipated capital expenditures, we do not believe that we currently face any material interest risk exposure.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer, who is also the Company’s chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive and chief financial officer has concluded that our current disclosure controls and procedures are effective to ensure that such officer is provided with information related to the Company to allow timely decisions regarding information required to be disclosed in the reports filed or submitted by CCI under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, as filed with the SEC. To the Company’s knowledge, there have been no cases initiated by or against the Company, nor any cases resolved or with respect to which material developments have occurred, since the date of the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.

Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 under “Other Creditors; Wage and Related Claims.” To the Company’s knowledge, there have been no new claims or demands made by or against the Company, nor any such matters resolved or with respect to which material developments have occurred, since the date of the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.
Item 1A. Risk Factors.
     During the first quarter of 2008, there were no material changes to the Company’s risk factors as described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, as filed with the SEC. The discussion of the risks facing the Company appears at the end of the description of the Company’s business in Item 1 under the caption “Risk Factors.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Issuance of Common Stock and Warrants for Cash.
     During the quarter ended March 31, 2008, the Company offered units to purchase shares of unregistered, restricted common stock to accredited investors in exchange for cash. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share. Each unit was priced at $4.00. As of March 31, 2008, the Company had received proceeds of $8,705,000, net of expenses of $395,000, from the sale of 2,275,000 units. CCI issued 4,550,000 shares of common stock and warrants to purchase 2,275,000 shares of common stock at $2.00 per share. These warrants are for a term of three years and are exercisable immediately. In addition, the Company recorded proceeds of $281,000, of which $159,000 was reflected in Subscriptions receivable for the sale of 70,250 units. These investments are reflected in Additional Paid-In Capital until such time as such shares are actually issued by the Company’s transfer agent, and will thereafter be reflected in our common stock register and account. As of March 31, 2008, there were 140,500 shares not yet issued by the transfer agent.
     The Company also received gross proceeds of $20,000 from the exercise of warrants for 10,875 shares of unregistered, restricted common stock.
     Issuance of Common Stock and Warrants as Payment for Services
     During the quarter ended March 31, 2008, CCI issued an aggregate 140,000 shares of restricted, unregistered common stock valued at $1.78 per share to its non-employee directors as payment for services rendered in 2007. The Company previously recorded the value of the common stock at $249,000 as non-cash compensation in 2007.
     During the quarter ended March 31, 2008, the Company issued warrants to a consultant to purchase 5,000 shares of common stock with an exercise price of $3.50 per share. The warrants are for a term of three years and are exercisable immediately. CCI valued the warrants at $5,000 and recorded the amount as a selling, general and administrative expense for the three months ended March 31, 2008.
     Issuance of Stock and Warrants as Payment for Employee Compensation
     In the first quarter of the 2008 fiscal year, the Company issued to two of its executive officers 100,000 shares each of restricted, unregistered common stock valued at $1.78 per share as compensation for services rendered in 2007. The shares were valued at $355,000 and recorded as non-cash compensation in 2007.
     During the quarter ended March 31, 2008, the Company issued warrants to purchase an aggregate 27,000 shares of common stock with exercise prices ranging from $1.33 to $3.25 per share to non-executive employees.

CCI valued the warrants at $43,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense for the three months ended March 31, 2008. The warrants have a term of three years and are immediately exercisable.
Conversion of Certain Preferred Shares for Common Shares
     During the three months ended March 31, 2008, holders of an aggregate 976 shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into an aggregate 4,305 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $4,000.
Exemptions and Warrant Terms
     CCI issues securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations that investors were accredited or sophisticated, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to CCI’s SEC filings.
     Warrants issued by the Company during the first quarter of 2008 expire three years from the date of issuance and are exercisable immediately. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws. The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.
Company Repurchases of Securities
     During the three months ended March 31, 2008, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.
Item 3. Defaults upon Senior Securities
     As of March 31, 2008, CCI had failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note.
     The note requires the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. CCI has not received any written declarations of default from holders of remaining outstanding notes payable during the three months ended March 31, 2008.
Item 4. Submission of Matters to Vote of Security Holders
     Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits
     See Exhibit Index.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.
/s/	Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and Chief Financial Officer

Date: May 16, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Fourth Amendment to Lease Agreement between CytoCore, Inc. and O.P., L.L.C., dated February 13, 2001.

31	Section 302 certification by principal executive and chief financial officer.

32	Section 906 certification by principal executive and chief financial officer.