Form 10-Q
period 2008-06-30
CytoCore Inc
filed 2008-08-11
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Chicago, IL 60654
(Address of Principal Executive Offices)
(312) 222-9550
(Registrant’s Telephone Number, including Area Code)
414 North Orleans, Suite 510 Chicago, Il 60610
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
COMMON STOCK, $0.001 PAR VALUE, AT JULY 24, 2008: 40,953,497

CYTOCORE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,407	$316
Accounts receivable	40	15
Inventories	505	14
Prepaid expenses and other current assets	79	216

Total current assets	4,031	561
Fixed assets, net	1,588	532
Licenses, patents and technology, net of amortization	126	20

Total assets	$5,745	$1,113

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$1,332	$1,778
Accrued payroll costs	280	589
Accrued expenses	1,136	1,912
Notes payable	70	70

Total current liabilities	2,818	4,349

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,560 and 403,272 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively (Liquidation value of all classes of preferred stock $2,875 at June 30, 2008)	1,491	1,628
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,953,497 and 35,866,156 shares issued and 40,934,288 and 35,846,947 shares outstanding at June 30, 2008 and December 31, 2007, respectively	41	36
Additional paid-in-capital	90,857	80,917
Treasury stock: 19,209 shares at June 30, 2008 and December 31, 2007	(327)	(327)
Accumulated deficit	(89,058)	(85,413)
Accumulated comprehensive loss—
Cumulative translation adjustment	(77)	(77)

Total stockholders’ equity (deficit)	2,927	(3,236)

Total liabilities and stockholders’ equity (deficit)	$5,745	$1,113

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net revenues	$82	$40	$36	$18

Operating expenses

Cost of revenues	143	—	66	—

Research and development (net of settlement of trade debt of $67 for the three and six months ended June 30, 2007)	1,317	1,213	508	817

Selling, general and administrative (net of interest settlement of $85 for the six months ended June 30, 2007)	2,108	2,150	1,094	566
Selling, general and administrative — related parties	139	158	93	35

Total operating expenses	3,707	3,521	1,761	1,418

Operating loss	(3,625)	(3,481)	(1,725)	(1,400)

Other income
Unrealized gain on convertible securities	—	7	—	386
Interest income	38	2	23	2

Total other income	38	9	23	388

Net loss	(3,587)	(3,472)	(1,702)	(1,012)

Preferred stock dividend	(58)	(313)	(54)	—

Net loss applicable to common stockholders	$(3,645)	$(3,785)	$(1,756)	$(1,012)

Basic and diluted net loss per common share(1)	$(0.10)	$(0.11)	$(0.04)	$(0.03)

Basic and diluted weighted average number of common shares outstanding(1)	38,090,968	33,205,218	40,851,212	34,443,253

(1)	June 30, 2007 has been restated to reflect the one-for-ten reverse stock split that was effective November 27, 2007.
See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Operating Activities:
Net loss	$(3,587)	$(3,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	11
Gain on settlements of indebtedness	(19)	(152)
Unrealized gain on convertible securities	—	(7)
Warrants issued to non-employees for services	45	337
Stock and warrants issued in settlement of debt	—	467
Non-cash compensation expense	82	492
Non-cash interest related to warrant modification	—	182
Changes in assets and liabilities:
Accounts receivable	(26)	12
Inventories	(492)	—
Prepaid expenses and other current assets	137	52
Accounts payable	(427)	(239)
Accrued expenses	(480)	(707)

Net cash used in operating activities	(4,692)	(3,024)

Investing activities:
Purchase of license	(105)	—
Purchases of fixed assets	(1,130)	(231)

Net cash used in investing activities	(1,235)	(231)

Financing activities:
Proceeds from issuance of common stock	9,381	3,335
Financing costs in connection with private placement of stock	(405)	(207)
Proceeds from exercise of warrants	42	2,189
Proceeds from exercise of options	—	50
Payment of notes payable	—	(355)

Net cash provided by financing activities	9,018	5,012

Net increase in cash and cash equivalents	3,091	1,757

Cash and cash equivalents at the beginning of period	316	874

Cash and cash equivalents at end of period	$3,407	$2,631

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$—	$51

Non-cash transactions during the period for:
Preferred stock and cumulative dividends converted into common stock	$136	$1,087
Convertible securities	$—	$560
Payment of accrued bonuses with common stock	$604	$—
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
     CCI is a clinical diagnostics company engaged in the design, development and commercialization of cost-effective screening and diagnostic products, as well as therapeutic-delivery products, in women’s healthcare. CCI is currently focused on the production and sale of its SoftPAP™ cervical collection device and the design and development of its screening systems for cervical, endometrial, and various precancerous and cancerous conditions through the CytoCore Solutions™ System. The CytoCore Solutions™ System will utilize the Company’s Automated Image Proteomic System or AIPS™ image analysis-based screening system that provides for automated slide screening of genetic biomarkers from cytological and histological specimens. The CytoCore Solutions™ System and its components are intended to screen for cancer and eventually treat cancer through the administration of a Food and Drug Administration-approved therapeutic agent from CCI’s drug delivery system. We believe the CytoCore Solutions™ System or its components may be used in a laboratory, clinic or doctor’s office.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At June 30, 2008, the Company had $3.4 million in cash. In the first six months of 2008, the Company received net proceeds of $9.0 million through the sale of unregistered, restricted common stock in the form of units, each unit consisting of two common shares and a warrant to purchase one common share. If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it may be unable to continue its product development efforts and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Basis of Presentation
     The consolidated financial statements included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, as filed with the SEC.
     The basic and diluted weighted average number of common shares outstanding and the basic and diluted loss per common share for the period ended June 30, 2007 have been restated to reflect the one-for-ten reverse stock split effected by the Company on November 27, 2007.
     Certain items for the six months ended June 30, 2007 have been reclassified in order to conform to the current financial statement presentation.
     Inventory consists of raw materials and finished goods. Inventory is stated at the lower of cost or market, with cost determined using the average cost method. At June 30, 2008 and December 31, 2007, inventory consisted primarily of finished goods.

     On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2, Effective Date of FASB Statement No. 157 , to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements.
     There was no other comprehensive income or loss in the periods presented.
Note 3. Fixed Assets
     Fixed assets consist of the following:

	June 30, December 31,
	2008	2007
	(unaudited)
Furniture and fixtures	$47	$124
Laboratory equipment	508	622
Computer and communications equipment	256	343
Design and tooling	915	486
Machinery and equipment	680	—
Leasehold improvements	—	28

	2,406	1,603
Less accumulated depreciation and amortization	(818)	(1,071)

Total	$1,588	$532

Note 4. Licenses, Patents and Technology
     During the second quarter of 2008, the Company purchased a license agreement for certain technology for a total of $300,000, of which $100,000 was paid upon signing the license agreement, and the balance of which is due in 18 equal monthly installments of $5,556. There were 17 payments remaining as of June 30, 2008.
Note 5 Accrued Expenses
     Accrued expenses include the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Accrued interest	$353	$350
Accrued franchise and other taxes	60	707
Accrued compensation	383	637
Other accrued expenses	340	218

Total	$1,136	$1,912

Note 6. Notes Payable
     Notes payable to unrelated parties consist of:

	June 30,	December 31,
	2008	2007
	(unaudited)
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001	$15	$15

	June 30,	December 31,
	2008	2007
	(unaudited)
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34

	$70	$70

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
Note 7. Stockholders’ Equity (Deficit)
Loss per share
     A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	Six months ended		Three months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)		(Unaudited)
Basic and Diluted:
Net loss applicable to common stockholder	$(3,645)	$(3,785)	$(1,756)	$(1,012)
Weighted average common shares outstanding	38,090,968	33,205,218	40,851,212	34,443,253
Net loss per common share	$(0.10)	$(0.11)	$(0.04)	$(0.03)

     Stock options and warrants to purchase 5,967,914 and 3,282,147 common shares and preferred stock convertible into 485,605 and 484,078 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended June 30, 2008 and June 30, 2007, respectively.
     As of June 30, 2008 and 2007, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with SFAS No. 128, “Earnings per Share”, these dividends were added to the net loss in the net loss per share. After taking these undeclared and unpaid preferred dividends into account for the period, the net loss applicable to common stockholders for the three and six months ended June 30, 2008 was $1,823,000 and $3,782,000, respectively, and for the three and six months ended June 30, 2007 was $1,084,000 and $3,927,000, respectively.
Preferred Stock
     A summary of the Company’s preferred stock is as follows:

	June 30,	December 31,
	2008	2007
	Shares Issued &	Shares Issued &
	Outstanding	Outstanding
Offering	(unaudited)
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	122,486
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	19,227	20,203

Total Preferred Stock	373,560	403,272

     Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367—Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	0.40—Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2008 were $276,000

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2008 were $77,000

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2008 were $1,167,000

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2008 were $285,000

     Conversion of Preferred Shares for Common Shares
     During the second quarter of 2008, a holder of 28,736 shares of Series B Convertible Preferred Stock elected to convert its preferred shares and accrued and unpaid dividends into 19,786 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $54,000.
     During the three months ended March 31, 2008, holders of an aggregate 976 shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into an aggregate 4,305 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $4,000.
     Issuance of Common Shares and Warrants for Cash
     During the quarter ended March 31, 2008, the Company offered units to purchase shares of unregistered, restricted common stock to accredited investors in exchange for cash. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share. These warrants are for a term of three years and are exercisable immediately. Each unit was priced at $4.00.
     During the quarter ended June 30, 2008, the Company received proceeds of $271,000 for previously subscribed units, net of expenses of $10,000, for the sale of 70,250 units. CCI issued 140,500 shares of common stock and warrants to purchase an aggregate 70,250 shares of common stock at $2.00 per share. These warrants are for a term of three years and are exercisable immediately. For the six months ended June 30, 2008, CCI received proceeds totaling $8,976,000, net of expenses of $405,000 from the sale of an aggregate 2,345,250 units. The Company issued a total of 4,690,500 shares of common stock and warrants to purchase an aggregate 2,345,250 shares of common stock.
     In addition, as part of this offering, the Company issued warrants to purchase an aggregate 311,500 shares of common stock to the placement agent that assisted the Company with the unit offering. The warrants have an exercise price of $2.25 per share and are exercisable for three years. The Company valued the warrants at $352,000 using the Black-Scholes method.
     The Company also received gross proceeds of $22,000 from the exercise of warrants for 21,875 shares of unregistered, restricted common stock during the quarter ending June 30, 2008. For the six months ended June 30, 2008, CCI received proceeds totaling $42,000 from the exercise of warrants to purchase an aggregate 32,750 shares of unregistered, restricted common stock.
     Issuance of Common Stock and Warrants as Payment for Services
     During the quarter ended March 31, 2008, CCI issued an aggregate 140,000 shares of restricted, unregistered common stock valued at $1.78 per share to its non-employee directors as payment for services rendered in 2007. The Company previously recorded the value of the common stock at $249,000 as non-cash compensation in 2007.
     During the quarter ended June 30, 2008, the Company issued warrants to a company affiliated with the Chairman of the Board of Directors under the terms of a consulting agreement. The warrants, which are exercisable immediately, entitle the recipient to purchase 10,000 shares of common stock at $2.06 per share and have a term of three years. CCI valued the warrants at $16,000 using the Black-Scholes valuation model and recorded the amount as a selling, general and administrative expense. In addition, CCI issued warrants to non-affiliated consultants to purchase an aggregate 12,143 shares of common stock with exercise prices ranging from $2.06 to $3.50 per share. CCI valued these warrants at $24,000 and recorded the amount as a selling, general and administrative expense for the three months ended June 30, 2008. All of the warrants issued to consultants during the quarter are for a term of three years and are exercisable immediately.
     During the six months ended June 30, 2008, the Company issued warrants to purchase an aggregate 23,571 shares of common stock with exercise prices ranging from $2.06 to $3.50 per share. The warrants are for a term of three years and are exercisable immediately. CCI valued the warrants at $45,000.

     Issuance of Stock and Warrants as Payment for Employee Compensation
     During the quarter ended June 30, 2008, the Company issued warrants to purchase 10,000 shares of common stock with an exercise price of $2.06 per share to its Chief Executive Officer under the terms of his employment agreement. CCI valued the warrants at $16,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense. In addition, the Company issued warrants to purchase 14,000 shares of common stock with exercise prices ranging from $1.45 to $1.90 per share to a non-executive employee. CCI valued these warrants at $23,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense for the three months ended June 30, 2008. All of the warrants issued to employees during the quarter have a term of three years and are immediately exercisable.
     During the six months ended June 30, 2008, the Company issued warrants to purchase an aggregate 51,000 shares of common stock with exercise prices ranging from $1.33 to $2.06 per share to employees. CCI valued the warrants at $82,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense for the six months ended June 30, 2008. As noted above, the employee warrants have a term of three years and are immediately exercisable.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the six months ended June 30, 2008 and 2007:

	2008	2007
Expected volatility	125%–132%	120%–130%
Expected term (years)	1.5	1.5
Risk-free interest rate	2.50–4.25%	4.25%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$1.58–$1.72	$2.60–$3.20

     Registration Rights
     In connection with our private placement of common stock, for which a final closing was held on April 15, 2008, we entered into a registration rights agreement with the selling stockholders. Pursuant to the registration rights agreement, we agreed to file with the SEC, as soon as possible and in no event later than 120 days after the final closing, a registration statement registering all of the shares of common stock issuable upon exercise of the warrants issued to such selling stockholders in the Company’s private placement of units. The Company must cause such registration statement to be declared effective under the Securities Act as soon as possible after it is filed, and shall use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until the date which is the earlier of (i) four years after its effective date, (ii) such time as all of the “registrable securities” covered by such registration statement have been publicly sold by the holders, or (iii) such time as all of the registrable securities covered by such registration statement may be sold by the holders pursuant to Rule 144(k) as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company’s transfer agent and the affected Holders.
     If a registration statement is not filed on or prior to its filing date (or if the Company files a registration statement without affording the holders the opportunity to review and comment on the same as required by the registration rights agreement), and/or if the Company fails to use its reasonable best efforts to cause the registration statement to be declared effective as soon as possible after it is filed, then in addition to any other rights the holders may have, the Company shall issue to the holders of the registrable securities, as liquidated damages and not as a penalty, additional warrants. The number of additional warrants that shall be issued to a holder is equivalent to two additional warrants for every four warrants owned by such holder. The additional warrants will have a per share exercise price equal to $2.00 per share, exercisable for three years, and will be in the same form as the warrants issued as part of the units in the offering.
     Convertible Securities
     As of December 31, 2006, the Company had an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that exceeded the number of the Company’s total authorized common shares by 189,177 shares. The Company determined that the excess shares were related to warrants issued at the end of 2006. Based upon EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. As a result, as of December 31, 2006 the Company reported a liability of $567,000. As of March 31, 2007, the Company remeasured this liability, in accordance with EITF 00-19, and recorded an unrealized loss of $379,000. During the quarter ended June 30, 2007, the Company issued more securities and a number of warrants expired. On June 21, 2007, the shareholders of the Company authorized an increase in the number of authorized common shares of the Company from 375,000,000 to 500,000,000 shares. As a result of the increase in authorized common shares, the Company did not have equity instruments issued or exercisable in excess of its authorized capital and therefore no liability existed at June 30, 2007. The Company remeasured the liability up until the day the shareholders authorized the increase in shares and determined the Company had an unrealized gain of $7,000 for the year ended December 31, 2007.
Note 8. Equity Incentive Plan and Employee Stock Purchase Plan and other Share-Based Employee Payments
     The Company has a shareholder-approved stock incentive plan for employees and directors, the 1999 Equity Incentive Plan, which provides for the issuance of up to 2 million shares under various forms of equity awards. For the six months ended June 30, 2008, the Company did not grant any options under this plan or otherwise to its employees. However, CCI did grant to each of its Chief Executive Officer and its President an award of 100,000 shares of restricted, unregistered common stock for services rendered in 2007. CCI valued the common stock at $1.78 per share for an aggregate total of $355,000 using the fair value method and recorded such value as a non-cash compensation expense in 2007.
     During the second quarter ended June 30, 2008, the Company issued to its Chief Executive Office and an affiliate of a Chairman of the Board of Directors under their agreements with the Company warrants to purchase 10,000 shares of common stock each at an exercise price of $2.06 per share. CCI valued the warrants at a total of $32,000 using the Black-Scholes valuation model. Also the Company issued warrants to purchase an aggregate 14,000 shares of common stock with exercise prices ranging from $1.45 to $1.90 per share to a non-executive employee. CCI valued the warrants at $23,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense for the three months ended June 30, 2008.
     During the six months ended June 30, 2008, the Company issued warrants to purchase an aggregate 51,000 shares of common stock with exercise prices ranging from $1.33 to $2.06 per share to employees. CCI valued the warrants at $82,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense for the six months ended June 30, 2008. All of the warrants issued during the six months ended June 30, 2008 have a term of three years and are immediately exercisable.
     Stockholders also approved the 1999 Employee Stock Purchase Plan, which offers employees the opportunity to purchase shares of CCI common stock through a payroll deduction at 85% of the fair market value of such shares at specified dates. There was no activity under the purchase plan during the first six months of the 2008 fiscal year.
Note 9. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, as filed with the SEC. The following includes all material proceedings, including any that were initiated, resolved or had material developments since the date of the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007. A summary of pending cases is as follows:
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
     NeoMed Innovation III L.P. In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Eastern District of Illinois (Case No. 07C 5721). NeoMed alleges that the Company has breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 at the option of the holder in the form of common stock valued at $1.50 per share (adjusted for stock splits and equity raised at lower valuations). In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. Despite accepting this payment, NeoMed is demanding that the Company honor the alleged contract. CCI believes its payment of principal and accrued interest to NeoMed satisfied all of CCI’s obligations owed to NeoMed.
     Diamics, Inc. In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (“the Note”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if the company’s payment of the loan installments under the note to Dr. Jilek were not timely made. Dr. Jilek has asserted that Diamics defaulted under the Note and that he is entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek has assigned his rights under the Note to the Company. The case has been transferred to the Superior Court of San Diego. CCI believes the assigned ownership rights to 10% of Diamics are valid and enforceable. As such, the Company has not recorded any value for this ownership, pending the outcome of this litigation.
     Daniel McMahon. In June 2008, Daniel McMahon, a former employee, filed suit against CCI in the Circuit Court of Cook County, Illinois, Law Division (Case No. 2008L005847) alleging that the Company has breached a contract with Mr. McMahon. Mr. McMahon alleges that the Company has failed to fully pay the amount required under the severance provision of the contract, and that CCI owes Mr.McMahon $87,546 net of $9,654 in payments made. CCI believes that it has made adequate provision for any amounts due under this contract.

Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 under “Other Creditors; Wage and Related Claims.” To the Company’s knowledge, there have been no new claims or demands made by or against the Company, nor any such matters resolved or with respect to which material developments have occurred, since the date of the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 as filed with the SEC.
Note 10. Commitments and Contingencies
     During the quarter ended June 30, 2008, the Company amended its current facilities lease. CCI moved its administrative and sales operations to Suite 510 from Suite 502 in the same location thereby increasing the existing space by approximately 3,100 square feet to 5,627 square feet. The amended lease is for a term of five years terminating on October 31, 2013, with one option to terminate the lease with nine months notice on October 31, 2011. The amended lease provides for an initial annual payment of approximately $85,000, increasing each year to reach $99,000 in the final year of the lease.
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
Overview of CytoCore, Inc.
     CCI is a clinical diagnostics company engaged in the design, development and commercialization of cost-effective screening systems to assist in the early detection and treatment of cancer. CCI is currently focused on the production and sale of the SoftPAP™ cervical collection device and the design and development of its AIPS™ image analysis-based screening system for cervical, endometrial, bladder and other cancers. The AIPS™ system provides for automated slide screening of biomarkers from cytological and histological specimens. The CytoCore

Solutions™ System and its components are intended to screen for cancer and eventually treat cancer through the administration of an FDA approved therapeutic agent from CCI’s drug delivery system. We believe the CytoCore Solutions™ System or its components may be used in a laboratory, clinic or doctor’s office.
     The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. Biological markers, in conjunction with the AIPS™ system, are being tested in screening assays for various cancers. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We are currently selling our FDA approved sample collection device, SoftPAP™, and are developing and testing the cocktail assay markers for use with the AIPS system to screen for various cancers. We expect to begin the product development of the drug delivery system in late 2009 or 2010 for the therapeutic treatment of various cancers with FDA-approved agents.
     Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.
     Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop, manufacture and market its products. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its ability to increase sales of its products, develop new products and raise additional capital. During the first six months of 2008, CCI raised net proceeds of $9.0 million through the private sale of unregistered, restricted common stock and warrants. If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it may be unable to continue its product development efforts and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
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
Three Months Ended June 30, 2008 as compared to Three Months Ended June 30, 2007
Revenue
     Revenues for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007 increased $18,000, or 100%, from $18,000 to $36,000. This increase was the result of sales of the SoftPAP™ cervical collection device totaling $16,000 and an increase in revenue of $3,000 from service fees for repairs on our slide-based systems during the quarter ended June 30, 2008, offset by a reduction in revenue totaling $1,000 from the licensing fees for our slide-based installed systems.
Costs and Expenses
     Cost of Revenues
     Cost of revenues increased by $66,000 for the quarter ended June 30, 2008.There was no cost of revenues for the three months ended June 30, 2007. Cost of revenues consisted of the cost of the SoftPAP™ device, depreciation of the tooling and molds used to manufacture the product, and freight costs.
     Research and Development
     For the three months ended June 30, 2008, our research and development (“R&D”) expenses were $508,000, a $309,000 or 38% decrease over our R&D expenses of $817,000 for the same period in 2007. Of this $309,000 decrease, $235,000 relates to the termination of a the research portion of a contract with an outside party, $129,000 represents a reduction in fees paid to medical consultants, and $62,000 represents a reduction in costs for the clinical trials of the SoftPAP™ cervical collection device. This decrease was partially offset by an increase of $69,000 relating to costs incurred for the ongoing improvement of the SoftPAP™ cervical collection device, $27,000 for the development of the AIPS™ system and $18,000 for the addition of one person to our research staff.
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
     Selling, General and Administrative
     For the three months ended June 30, 2008, selling, general and administrative expenses (“SG&A”) were $1,187,000, an increase of $586,000 or 98%, over SG&A expenses of $601,000 for the same period in 2007. Of this $586,000 increase, $384,000 results from a credit to interest expense in 2007 related to a gain on warrant modification expense, $125,000 relates to increased professional fees for legal and accounting services, $32,000 relates to an increase in marketing expense, $35,000 relates to an increase in director fees, and $18,000 relates to an increase in outside consulting expense, all of which were partially offset by reductions in other expenses.
Other Income (Expense)
     Interest income was $23,000 for the three months ended June 30, 2008, an increase of $21,000 over interest income of $2,000 for the same period in 2007.
     For the three months ended June 30, 2007, a non-cash credit of $386,000 was recorded upon shareholders increasing the authorized share capital and the Company then eliminating its accounting liability in the amount of $386,000 which represented its potential obligation to provide more shares of the Company’s common stock than were previously authorized to be issued.
Net Loss
     The net loss for the three-month period ended June 30, 2008, before preferred dividends, totaled $1,702,000, as compared with $1,012,000 for the same period in 2007, an increase of $690,000 or 68%. Of this increase, $386,000 resulted from a non-cash credit in 2007 related to convertible securities, $384,000 represents a non-cash interest credit in 2007 related to warrant modifications, and $125,000 related to increased fees for professional services. This increase was partially offset by decreases in R&D expenses due to the Company reducing the services under a research contract during the three months ended June 30, 2008.

     The net loss applicable to common stockholders increased to $1,756,000 for the period ended June 30, 2008 from $1,012,000 for the same period in 2007, an increase of $744,000 or 74%. In addition to the changes reported above, cumulative dividends on the Company’s outstanding Series B convertible preferred stock converted into common stock totaled $54,000 for the three months ended June 30, 2008. There were no dividends paid during the three month ended June 30, 2007. The net loss per common share for each of the three month periods ended June 30, 2008 and June 30, 2007 was $0.04 and $0.03 per share on 40,851,212 and 34,443,253 weighted average common shares outstanding, respectively.
Six Months Ended June 30, 2008 as compared to Six Months Ended June 30, 2007
Revenue
     Revenues for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007 increased $42,000, or 105%, from $40,000 to $82,000. This increase was the result of sales of the SoftPAP™ cervical collection device totaling $44,000 and an increase in revenue of $3,000 from service fees for repairs on our slide-based systems during period, partially offset by a reduction in revenue totaling $7,000 from the licensing fees for our slide-based installed systems.
Costs and Expenses
     Cost of Revenues
     Cost of revenues increased by $143,000 for the six months ended June 30, 2008. There was no cost of revenues for the six months ended June 30, 2007. Cost of revenues consisted of the cost of the SoftPAP™ device, depreciation of the tooling and molds used to manufacture the product, and freight costs.
     Research and Development
     For the six months ended June 30, 2008, our R&D expenses were $1,317,000, a $104,000 or 9% increase over our R&D expenses of $1,213,000 (net of settlements of debt totaling $67,000) for the same period in 2007. Of this $104,000 increase, $273,000 relates to cost incurred for the ongoing improvement of the SoftPAP™ cervical collection device, $186,000 relates to the clinical trials of the SoftPAP™ cervical collection device and $113,000 relates to the addition of two full time employees. These increases were offset by a decrease of $292,000 resulting from the termination of the research portion of a contract with a third party and a $176,000 reduction in fees paid to medical consultants.
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
     Selling, General and Administrative
     For the six months ended June 30, 2008, SG&A expenses were $2,247,000 a decrease of $61,000 or 3%, over SG&A expenses of $2,308,000 for the same period in 2007. Of this $61,000 decrease, $152,000 resulted from a reduction in salary expense for a non-cash charge of $492,000 in 2007 for warrants issued as compensation, partially offset by additional compensation expense totaling $301,000 resulting from the hiring of six additional sales and administrative staff. Other decreases included $98,000 in interest expense, $83,000 in investor and public relations fees, $68,000 in employee recruitment fees and $65,000 in outside consultant fees. These decreases were partially offset by an increase totaling $211,000 in professional fees for legal and accounting services, $96,000 relates to an increase in marketing expense, $33,000 relates to an increase in franchise taxes, $22,000 for transfer agent fees and $30,000 increase in temporary help costs.

Other Income (Expense)
     Interest income was $38,000 for the six months ended June 30, 2008, an increase of $36,000 over interest income of $2,000 for the same period in 2007.
     For the six months ended June 30, 2007, the non-cash credit of $7,000 for gain on convertible securities resulted from the Company having an aggregate amount of shares of common stock issued or issuable, as well as instruments convertible or exercisable into common shares, that exceeded the number of the Company’s total authorized common shares.
Net Loss
     The net loss for the six month period ended June 30, 2008, before preferred dividends, totaled $3,587,000, as compared with $3,472,000 for the same period in 2007, an increase of $115,000 or 3%. Of this increase, $61,000 resulted from the cost of revenues exceeding net revenues and $104,000 related to increases in R&D expenses. This increase was partially offset by decreases in SG&A expenses as discussed above.
     The net loss applicable to common stockholders decreased to $3,645,000 for the six month period ended June 30, 2008 from $3,785,000 for the same period in 2007, a decrease of $140,000 or 4%. In addition to the changes reported above, cumulative dividends on the Company’s outstanding Series B and Series E convertible preferred stock converted into common stock totaled $58,000 for the six months ended June 30, 2008 compared with $313,000 for the same period in 2007. The net loss per common share for each of the six month periods ended June 30, 2008 and June 30, 2007 was $0.10 per share on 38,090,968 and 33,205,218 weighted average common shares outstanding, respectively.
Liquidity and Capital Resources
     To date, the Company’s capital resources and liquidity have been generated primarily from external individual and institutional investors.
     Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. CCI has provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. The Company will be required to make additional offerings in the future to support the operations of the business until some or all of our products are successfully marketed. We used $4,692,000 for the six months ended June 30, 2008 in operating activities. During the six months ended June 30, 2008, approximately $1,317,000 was spent on R&D and approximately $2,247,000 was spent on SG&A functions. The Company used $3,024,000 in operations during the first six months of 2007. This primarily consisted of $1,213,000 for R&D and $2,308,000 for SG&A for the six months ended June 30, 2007.
     During the six months ended June 30, 2008, CCI invested $1,130,000 in fixed assets including $680,000 for the manufacture of two presses for the production of our products. The Company is obligated to pay an additional $97,000 when the final press is delivered, which is expected to occur during the third quarter of 2008. The Company has no other material commitments at this time for capital expenditures during the remainder of the 2008 fiscal year. CCI also invested $105,000 for a license agreement for certain technology.
     We were able to raise gross proceeds of $9.4 million through the sale of common stock and warrants, and the exercise of warrants during the six months ended June 30, 2008, compared to $5.6 million for the same period in 2007. The proceeds of the common stock offerings were used to develop and manufacture our products and satisfy certain present and past obligations. At June 30, 2008, the Company had $3.4 million in cash as compared to $0.3 million cash on hand as of December 31, 2007. The Company believes that its cash on hand as of June 30, 2008 will be sufficient to continue operations through December 31, 2008.
     During the last quarter of the 2007 fiscal year the Company completed its first commercial shipment of the SoftPAP device to its distributor in Italy. In the first six months of 2008, the Company generated modest revenues from the sale of its SoftPAP collection device to its distributors, and the Company anticipates that it will generate additional revenues from the sale of our products during the remainder of 2008, although the Company does not anticipate products sales in an amount sufficient to fund operations during the period.
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
     We are headquartered in the United States where we conduct the majority of our business activities, although we do have distribution agreements with several distributors in Europe. We have not to date had any material exposure to foreign currency rate fluctuations. Nevertheless, because a portion of the Company’s revenues may be generated outside of the United States in currencies other than the United States dollar, the Company’s operations may be subject to changes in foreign exchange rates and changes in the value of the United States dollar against other currencies, which changes could affect the Company’s net earnings.
     As of June 30, 2008, we had total debt of $70,000, of which $36,000 bears interest at fixed interest rates and $34,000 bears interest at a variable rate. As of June 30, 2008, we had cash, cash equivalents and short-term investments of $3.4 million, all of which was held as cash and cash equivalents in an interest-bearing money market account. Due to the nature of our short-term investments, our lack of material long-term debt and our ability to use currently available sources of funds to finance our operations and anticipated capital expenditures, we do not believe that we currently face any material interest risk exposure.
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
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     The Company is a party to a number of legal proceedings which are described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, as filed with the SEC, and in Note 9 to the condensed consolidated financial statement included herewith.. To the Company’s knowledge, there was one new case initiated against the Company during the quarter ended June 30, 2008, as discussed below. There has not been any resolution or any material developments with respect to any other pending case since the date of the Company’s last quarterly report as filed with the SEC.
     Daniel McMahon. In June 2008, Daniel McMahon, a former employee, filed suit against CCI in the Circuit Court of Cook County, Illinois, Law Division (Case No. 2008L005847) alleging that the Company has breached a contract with Mr. McMahon. Mr. McMahon alleges that the Company has failed to fully pay the amount required under the severance provision of the contract, and that CCI owes Mr. McMahon $87,546 net of $9,654 in payments made. CCI believes that it has made adequate provision for any amounts due under this contract.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 under “Other Creditors; Wage and Related Claims.” To the Company’s knowledge, there have been no new claims or demands made by or against the Company, nor any such matters resolved or with respect to which material developments have occurred, since the date of the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 as filed with the SEC.
Item 1A. Risk Factors.
     During the first six months of 2008, there were no material changes to the Company’s risk factors as described in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, as filed with the SEC. The discussion of the risks facing the Company appears at the end of the description of the Company’s business in Item 1 under the caption “Risk Factors.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Issuance of Common Stock and Warrants for Cash.
     During the quarter ended March 31, 2008, the Company offered units to purchase shares of unregistered, restricted common stock to accredited investors in exchange for cash. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share. These warrants are for a term of three years and are exercisable immediately. Each unit was priced at $4.00.
     During the quarter ended June 30, 2008, the Company received proceeds of $271,000 for previously subscribed units, net of expenses of $10,000, for the sale of 70,250 units. CCI issued 140,500 shares of common stock and warrants to purchase an aggregate 70,250 shares of common stock at $2.00 per share. These warrants are for a term of three years and are exercisable immediately. For the six months ended June 30, 2008, CCI received proceeds totaling $8,976,000, net of expenses of $405,000, from the sale of an aggregate 2,345,250 units. The Company issued a total of 4,690,500 shares of common stock and warrants to purchase an aggregate 2,345,250 shares of common stock at $2.00 per share.
     In addition, as part of this offering, the Company issued warrants to purchase an aggregate 311,500 shares of common stock to the placement agent who assisted with its offering at $2.25 per share.
     The Company also received gross proceeds of $22,000 from the exercise of warrants for 21,875 shares of unregistered, restricted common stock during the three months ended June 30, 2008. For the six months ended June 30, 2008, CCI received proceeds totaling $42,000 from the exercise of warrants to purchase an aggregate 32,750 shares of unregistered, restricted common stock.

     Issuance of Common Stock and Warrants as Payment for Services
     During the quarter ended March 31, 2008, CCI issued an aggregate 140,000 shares of restricted, unregistered common stock valued at $1.78 per share to its non-employee directors as payment for services rendered in 2007. The Company previously recorded the value of the common stock at $249,000 as non-cash compensation in 2007.
     During the quarter ended June 30, 2008, the Company issued warrants to a company affiliated with the Chairman of the Board of Directors under the terms of a consulting agreement. The warrants, which are exercisable immediately, entitle the recipient to purchase 10,000 shares of common stock at $2.06 per share and have a term of three years. In addition, CCI issued warrants to non affiliated consultants to purchase an aggregate 12,143 shares of common stock with exercise prices ranging from $2.06 to $3.50 per share. The warrants are for a term of three years and are exercisable immediately.
     During the six months ended June 30, 2008, the Company issued warrants to purchase an aggregate 23,571 shares of common stock with exercise prices ranging from $2.06 to $3.50 per share. The warrants are for a term of three years and are exercisable immediately. CCI valued the warrants at $45,000.
     Issuance of Stock and Warrants as Payment for Employee Compensation
     In the first quarter of the 2008 fiscal year, the Company issued to two of its executive officers 100,000 shares each of restricted, unregistered common stock valued at $1.78 per share as compensation for services rendered in 2007.
     During the quarter ended June 30, 2008, the Company issued warrants to purchase 10,000 shares of common stock with an exercise price $2.06 per share to its Chief Executive Officer under the terms of his employment agreement. In addition, the Company issued warrants to purchase 14,000 shares of common stock with exercise prices ranging from $1.45 to $1.90 per share to a non-executive employee. All the warrants issued to employees have a term of three years and are immediately exercisable.
     During the six months ended June 30, 2008, the Company issued warrants to purchase an aggregate 51,000 shares of common stock with exercise prices ranging from $1.33 to $2.06 per share to employees. As noted above, employee warrants have a term of three years and are immediately exercisable.
     Conversion of Certain Preferred Shares for Common Shares
     During the second quarter of 2008, a holder of 28,736 shares of Series B Convertible Preferred Stock elected to convert its preferred shares and accrued and unpaid dividends into 19,786 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $54,000.
     ExemptionsWarrant Terms
     CCI issues securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D, Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company has made independent determinations that investors were accredited or sophisticated, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to CCI’s SEC filings.
  Warrant terms
     Warrants issued by the Company during the first six months of 2008 expire three years from the date of issuance and are exercisable immediately. None of the warrants are subject to any vesting schedules or conditions other than those imposed by applicable securities laws. The exercise price and number of shares issuable upon exercise of such warrants are subject to anti-dilution protection in the event the Company effects a subdivision or combination of its common stock or declares or pays a dividend or distribution in common stock; the warrants also provide for adjustments in the event the Company declares or pays a dividend or other distribution in other securities or property of the Company or is a party to a reorganization, reclassification, merger or similar event.
Company Repurchases of Securities
     During the six months ended June 30, 2008, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.
Item 3. Defaults upon Senior Securities
     As of June 30, 2008, CCI had failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note.
     The note requires the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. CCI did not receive any written declarations of default from holders of remaining outstanding notes payable during the six months ended June 30, 2008.
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

CytoCore, Inc.
/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and Chief Financial Officer

Date: August 11, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Agreement with Quantrx Biomedical Corporation, dated May 19. 2008.

31	Section 302 certification.

32	Section 906 certification.