Form 10-K
period 2008-12-31
CytoCore Inc
filed 2009-03-31
CIK 75439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-935

CYTOCORE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4296006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
414 N. Orleans St., Suite 510, Chicago, IL	60654
(Address of principal executive offices)	(Zip Code)

(312) 222-9550
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Company as of June 30, 2008 was $55,976,966, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $2.16 as reported on the Over-the-Counter Bulletin Board on such date.

The number of shares of common stock outstanding as of March 27, 2009 was 41,302,416.

Documents Incorporated By Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed no later than 120 days after the end of the fiscal year ended December 31, 2008 in connection with the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CYTOCORE, INC.
Annual Report on Form 10-K
December 31, 2008

Page

PART IV
Item 15.	Exhibits and Financial Statement Schedules	39
Signatures		43
Index to Financial Statements
Reports of Independent Registered Public Accounting Firms		F-1- F-2
Consolidated Balance Sheets at December 31, 2008 and 2007		F-3
Consolidated Statements of Operations for each of the three years ended December 31, 2008, 2007 and 2006		F-4
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008, 2007 and 2006		F-5
Consolidated Statements of Stockholder’s Equity (Deficit) for each of the three years ended December 31, 2008, 2007 and 2006		F-6-F-8
Notes to Consolidated Financial Statements		F-9
EX-23.1
EX-23.2
EX-31
EX-32

PART I

Item 1.	Business

Overview

CytoCore, Inc. (“CCI” or the “Company”), formerly Molecular Diagnostics, Inc., develops, manufactures and sells an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutionstm. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations. In addition, most CytoCore Solutions products are specifically designed to support multiple markets, thus providing the customer with a comprehensive and internally consistent migration path as new disease-specific products are added to the CytoCore portfolio.

CCI’s lead product is the SoftPAP®, a cell collection device intended to replace the spatula and brush currently used to collect patient cytology samples. It constitutes the cell collection component of the Company’s CytoCore Solutions System. The Company is also licensed to sell the PadKit®, another sample collection device directed at ensuring female reproductive tract health. CCI intends to market and sell the SoftPAP and PadKit devices along with GluCytetm, a cell preservative developed by Cell Solutions LLC. The other components of the CytoCore Solutions System include certain biochemical assays and slide-based tests, the Company’s next generation specialized system for computer-assisted cytology — the Automated Image Proteomic System or AIPStm — and a drug delivery system.

The Company believes the CytoCore Solutions System will provide better treatment of cancer and cancer-related diseases through improved specimen quality and accuracy of test results, both in terms of a lower incidence of false negatives and fewer inadequate collections of samples. CytoCore also believes the system, because it can be used near the point of care, will expand the number of women who can be tested, thereby increasing detection and diagnosis rates.

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

Recent Developments

In February 2008, CCI announced that the U.S. Food and Drug Administration had approved the Company’s 510(k) submission to sell the SoftPAP cervical cell collector in the United States. Following the approval, the Company announced its first U.S. distribution agreement with CoMedical, Inc. in March 2008, which agreement was cancelled in October, 2008. The Company also announced an international distribution agreement with HT Hospital Technologies GmbH, a subsidiary of M.O.S.S. S.r.l., for sales of the SoftPAP to Switzerland. The agreement with HT Hospital Technologies represented the Company’s fourth international distribution agreement.

In May 2008, the Company entered into an agreement with QuantRx Biomedical Corporation, pursuant to which CCI agreed to distribute QuantRx’s PadKit for the collection of samples for cytology and human papillomavirus (“HPV”) diagnostics. In the first quarter of 2009, the Company also entered into an agreement with Synermed Select Partners, Inc. (affiliated with Cell Solutions, LLC) to distribute its general cytology preservative in combination with the SoftPAP cervical cell collection device, and announced an agreement in principle with Zycom Touch, LLC to distribute Zycom’s OmniDROPtm software utility product.

CytoCore completed patient clinical trials on the SoftPAP cell collection device during the 2008 fiscal year. It also completed a financing in which it raised aggregate gross proceeds of $9.4 million from the sale of units, with each unit consisting of two shares of common stock, $.001 par value, and a warrant to purchase one share of common stock. Bathgate Capital Partners LLC, a registered broker-dealer, assisted the Company with a portion of the offering. The proceeds of the offering were used for working capital and general corporate purposes.

CCI is currently conducting an offering, begun in the first quarter of 2009, of its Series F Convertible Preferred Stock. Proceeds of such offering will be used for working capital and general corporate purposes. The offering consists of 1.4 million units at an offering price of $5.00 per unit to purchase units of Series F Convertible Preferred Stock. Each unit consists of one share of Series F Convertible Preferred Stock and one warrant to purchase five shares of common stock. The warrants will have an exercise price of $0.75. The preferred stock will accrue dividends at the rate of $0.50 per annum, payable in cash or in additional shares of Series F preferred stock at the Company’s option. The preferred stock is convertible into common stock at $0.50, subject to adjustment, per share at any time.

Information About Industry Segments

We operate in one industry segment involving medical screening devices, diagnostics, and supplies. All of our operations during the reporting period were conducted and managed within this segment, with a single management team that reports directly to our Chief Executive Officer. For information on revenues, profit or loss and total assets, and notes thereto among other financial data, attributable to the Company’s operations, see the consolidated financial statements included herewith.

Description of Business

CCI develops, manufactures and sells an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutionstm. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations. In addition, most CytoCore Solutions products are specifically designed to support multiple markets, thus providing the customer with a comprehensive and internally consistent migration path as new disease specific products are added to the CytoCore portfolio.

Total revenues for the years ended December 31, 2008, 2007 and 2006 were $125,000, $83,000 and $94,000, respectively. Of this total revenue, license fees accounted for $66,000 or 53% of our revenue in 2008, $73,000 or 88% of our revenue in 2007 and $94,000 or 100% of our revenue in 2006. Sales of our SoftPap product accounted for revenue of $59,000 or 47% of our revenue in 2008 and $10,000 or 12% of our revenue in 2007.

Products

Cell Collection Devices

The clinical diagnostics laboratory analyzes or otherwise evaluates samples obtained from the human body for the purpose of detecting the presence of disease, determining its extent and monitoring the efficacy of treatment. The starting point in any clinical diagnostic test is the collection of a sample that contains the analyte of interest. To a very large extent, the characteristics of the sample collected determine the quality of the results of any tests performed on the sample. The sensitivity and/or accuracy of a test is, for example, likely to be reduced if the sample collection device or method does not capture a sufficient amount of the target analyte, alters the analyte of interest, or collects significant quantities of substances that interfere with the analysis. For this reason, sample collection is a major focus of CytoCore.

SoftPAP®

CCI currently manufactures and sells the SoftPAP® device for the collection of cervical cell samples that are used in the detection of cervical dysplasia, cancer and HPV infections. SoftPAP, which is FDA cleared for sale in the United States and which is CE Marked for international distribution, is positioned as a premium value-added alternative to the spatula, broom and brush-style devices that have traditionally been used for these purposes. Unlike these traditional devices, SoftPAP collects only exfoliated cells and does not scrape, cut or abrade the cervix. This unique sample collection method has been shown in clinical trials to reduce the frequency of false negative and false positive results when the sample is evaluated to detect the presence of dysplasia and cancer. A reduction in the false negative rate means that a greater percentage of patients who have cervical dysplasia, cancer or similar abnormalities are detected during cervical cancer screening (Pap testing) and can, therefore, be treated. A reduced false positive rate means that fewer patients are falsely identified as having cervical dysplasia or cancer, thus sparing these patients the unnecessary stress, discomfort and expense of the additional testing needed to verify that dysplasia or cancer is actually present. In addition, women have reported that having a cervical sample taken using SoftPAP is more comfortable than when a traditional device is used. Variants of SoftPAP are also being designed for the collection of exfoliated cell samples from tissues other than the cervix.

The following products are currently being developed:

PadKit®

PadKit® is a low cost device that captures a sample that can be evaluated to provide an assessment of the health of the entire female genital tract. CCI has obtained exclusive licenses to sell PadKit for the collection of cellular samples that can be screened for a variety of gynecological cancers including cervical, endometrial, and ovarian, and for the collection of gynecological samples to be tested for the presence of HPV. In the future, CCI may obtain licenses to sell PadKit for additional indications such as the collection of samples for sexually transmitted disease (“STD”) testing. We believe that the PadKit addresses a number of market niches and segments that are not addressed effectively by SoftPAP or traditional gynecological sampling devices. PadKit thus complements SoftPAP in the CytoCore Solutions family of products. PadKit is designed to eliminate the need for assistance from a medical professional when collecting gynecological samples for many screening applications. CCI believes that this feature, in addition to the range of tests that can be performed on a PadKit sample and PadKit’s low cost, makes PadKit particularly attractive for use in large scale public health screening programs. CCI is also evaluating the use of PadKit in an internet-based fee-for-service testing program outside of the United States. Additional uses, such as providing a simple and rapid means of monitoring patients who have had an abnormal Pap test or who are undergoing treatment for a gynecological cancer, are also being explored.

Specimen Preparation

Cervical cytology specimens are traditionally prepared as “smears” where the cells on the collecting device are literally wiped or smeared onto a microscope slide. In the mid-1990s an alternative method, variously called a “monolayer” or “liquid-based” preparation (“LBP”) was introduced. In this method, cells are washed off of the collection device into a preservative solution to form a cell suspension. A portion of this cell suspension is then transferred to a microscope slide. LBPs presently account for about 80% of the cervical cytology slides prepared in the United States, but despite the technical benefits of LBPs, only about 20% of the cervical cytology slides in the rest of the world are prepared in this manner. The primary limitations to greater adoption of LBPs outside of the United States are the high equipment and ancillary supply costs associated with the two predominant LBP methods.

GluCytetm

CCI has reached an agreement with Synermed Select Partners, Inc. under which CCI will package and market the GluCytetm cell preservative with CCI’s SoftPAP and PadKit cell collection devices. CCI selected GluCyte for inclusion in convenience kits due to both its technical performance and because CCI believes that the GluCyte methodology provides a cost effective means for laboratories to transition from smears to high quality LBPs. CCI intends to introduce the manual version of convenience kits containing the SoftPAP and GluCyte in the European Union to address the demand for LBPs in that part of the world. CCI expects that distribution of such manual kits will then be expanded by region. In parallel, CCI plans to collaborate with Cell Solutions LLC, an affiliate of Synermed, on selling the Cell Solutions slide preparation system to high volume laboratories in these countries. Unlike the rest of the world, where GluCyte is already approved for use, GluCyte is approved only as a general cytology preservative in the United States and requires additional FDA approval before it can be sold for use in specific applications such as cervical cytology. CCI and Cell Solutions have agreed to collaborate on obtaining the necessary FDA approval. CCI is also working with the manufacturer of PadKit to validate GluCyte for this application, where CCI believes GluCyte’s superior ability to process bloody samples is of particular relevance.

Stains and Reagents

Once a cytology specimen has been deposited onto a microscope slide, it is stained in order to assist the cytologist in detecting and identifying the various features of the deposited cells that are relevant to determining whether the cells are normal, dysplastic or cancerous. CCI is developing several proprietary stains for use in cervical cytology and other screening applications. These stains are designed for automated evaluation using the AIPS Imager (see below), but some may also be evaluated visually or using a flow cytometer. An added benefit of the CCI proprietary stains is that after the specimen has been evaluated using these stains, it can be counterstained with Pap stain for conventional confirmation and archiving.

Specimen Evaluation

When “reading” a cytology specimen, a cytologist traditionally examines the specimen by eye through a conventional optical microscope to detect, classify, record, mark, and report abnormal cells. While performing this examination, the cytologist is also referring to the patient’s medical history, assessing specimen adequacy, and capturing a variety of metrics and other information needed for regulatory compliance and operational purposes. Despite the widespread deployment of computers in the laboratory, many of these operations are still largely paper-based. Even in laboratories where medical histories are available to the cytologists in electronic form and reports are prepared on a computer, it is not uncommon for the data, and sometimes even draft reports, to be initially captured on paper and then transcribed.

In 1994 AccuMed International, Inc., a corporate predecessor to CytoCore, introduced the AcCelltm computer-assisted cytology workstation. AcCell provided a means to assist the cytologist by automatically capturing the information relevant to screening cytology specimens in electronic form, managing the captured information, and automatically generating the necessary specimen, regulatory and operational reports. The benefits of this approach were demonstrated in several cytology laboratories where installation of the AcCell system reduced operating costs, eliminated transcription errors, and reduced the time needed to generate a reportable result.

AIPStm Workstation

The AIPStm workstation is an updated and improved version of the AcCell device. Like the AcCell, the AIPS workstation is intended to reduce operating costs and improve operating efficiency in the cytology laboratory. We believe that among the improvements and new features incorporated in the AIPS workstation are a more efficient user interface, improved data management, workflow management and communications capabilities, and image capture, audio dictation, a “consult” mode, and support for continuing education and proficiency testing. In keeping with the AcCell tradition, patented context-sensitive software allows these capabilities to be provided in an unobtrusive manner that permits the cytologist to concentrate on evaluating specimens rather than on operating the instrument.

CCI believes that the AIPS workstation hardware also incorporates several major advances over the AcCell, competing “computerized microscope” systems, and conventional cytology microscopes. “Fly-by-wire” technology, for example, allows the user to switch seamlessly between manual and computer-controlled specimen positioning and focusing and makes possible many of the improvements in system ergonomics. This is important as it has been documented that the poor ergonomics of conventional cytology microscopes are responsible for causing many cytologists to leave the field due to carpal tunnel syndrome and related medical problems. The AIPS workstation is expressly designed to address the root causes of many of these ergonomic problems and is therefore expected to improve the retention of trained cytologists, who are in increasingly short supply, by the laboratory. Unlike the AcCell and other computerized microscopes, the AIPS workstation does not require an external PC for operation. Instead, all necessary computing power is embedded within the workstation frame. This can provides multiple benefits ranging from eliminating a considerable quantity of equipment from a cytologist’s typically cramped work area to facilitating the periodic equipment validations that laboratories are required to perform.

In addition to use as part of a cytology screening system, the AIPS workstation can also be used in conjunction with the AIPS Imager for automated cytological analysis, and in many other applications in which a conventional microscope is used such as pathology and hematology in a clinical laboratory, and applications outside of the clinical laboratory that range from drug discovery and quality control to metallurgy.

AIPStm Imager

The intent of a medical screening program is to differentiate between patients who show no evidence of the target disease state (“normals”) and those who do (“abnormals”). Patients who have abnormal screening results are offered follow-up testing to confirm the presence of the disease, diagnosis to classify the disease state and determine its extent and, where appropriate, treatment for the disease. Patients who have a normal screening result are not offered these services. In order to allow scarce medical resources to be focused upon those patients having the greatest need, screening programs are structured to differentiate between normal and abnormal patients as accurately, rapidly, reliably and cost effectively as possible.

Although the evaluation of cervical cytology specimens by automated image analysis can be traced back to the 1940s and a number of capable systems have been developed, the FDA has not to date approved any automated image analysis system to “diagnose”, or classify as normal or abnormal, cervical cytology specimens without human intervention. The FDA has, however, approved several systems including the AccuMed TracCelltm for use in “mapping” or “location-guided screening”. In these systems, image analysis is used to identify potentially abnormal cells which are then presented to a cytologist for classification. This approach, which has been shown to reduce the time required to differentiate between normal and abnormal specimens, is starting to be adopted by high volume laboratories, but is presently too expensive for most labs. We believe that our imager will be marketable at a price that will be affordable for most laboratories.

The AIPStm Imager is an advanced version of the AccuMed TracCell location-guided cytology screening system that has been optimized for use with the proprietary CCI stains described above. As these stains are designed to be more effective in highlighting the cellular abnormalities associated with cancer and precancerous conditions than the traditional Pap stain used in conjunction with other automated cytology screening instruments, the AIPS Imager is expected to deliver superior performance when used in cytological screening applications. The AIPS Imager is intended to work in conjunction with the AIPS workstation. When a specimen slide is evaluated by the AIPS Imager, the locations on the slide of any potentially abnormal cells are recorded to a data file. The slide is then moved to an AIPS workstation where the data file guides the workstation to present each of the potentially abnormal cells detected to the cytologist for classification.

CCI plans several additional software modules that will expand the capabilities of the AIPS Imager. These modules may include those for the analysis of specimens stained with new CytoCore stains, bulk image capture and archiving, generation of time-optimized routing plans to maximize the efficiency of specimen review on an AIPS Workstation, and a “preview” module that assists the cytologist in evaluating difficult specimens. CCI hopes that this product family will also be expanded by the addition of application kits consisting of the stains and associated software that are needed for the automated screening of other types of cytology specimens.

OmniDROPtm

The screening of cytology specimens is a communications-intensive activity. Physicians, for example, send test requisitions and medical histories to the lab, receive test results in return and communicate these results to their patients. Requisitions, data, reports and other information is communicated back and forth between multiple operational centers within the laboratory and in some cases to other laboratories. As private patient information is included in many of these communications, most countries impose privacy and security requirements on the communication systems used to transport this traffic. CCI has entered into an agreement with Zycom Touch, LLC under which CCI will sell OmniDROPtm Communicator software as a component of its AIPS systems and as a standalone product for laboratories, hospitals and health maintenance organizations. OmniDROP is a flexible and secure communications package that complies with privacy and other regulations contained in the Health Insurance Portability and Accountability Act (“HIPAA”) in the United States and corresponding privacy regulations worldwide. OmniDROP also includes features such as message receipts and tracking that ensure that messages are received by the intended recipient in a timely manner. OmniDROP is provided as a “software-as-a-service” product where physicians pay only a nominal annual subscription fee while labs pay a small service fee per test.

Therapeutics

CCI has developed a derivative of the SoftPAP cell collection device that can be used to apply a patch containing a therapeutic agent to the cervix. CCI is planning to develop and market this applicator, as well as patches containing established therapeutic agents, at some future date in collaboration with a pharmaceutical or transdermal patch manufacturer.

Product Development

Our core product development strategy is to develop the CytoCore Solutions System and its component products, enhance such products, and develop new and innovative diagnostic and screening devices for the early detection of various types of cancer. To implement this strategy, we have and will continue to utilize internal resources, sponsored and collaborative agreements with medical institutions, strategic partnerships with commercial entities, and licenses and acquisitions of intellectual property.

In the future, CytoCore anticipates expanding its portfolio to include other cytological assays and tests, tests for STDs (including HPV) and other markers of vaginal health, and medicinal products related to the treatment of diseases of the female reproductive system. The CytoCore product pipeline for 2009 calls for the introduction of a workstation for computer-assisted cytology and an improved cytology preservative for use with SoftPAP. In 2010 CytoCore expects to introduce an automated imaging system with assay reagents for the location-guided screening of cervical cancer specimens and the PadKit sample collection device. Reagents for use in the automated screening for additional conditions such as endometrial and bladder cancer are expected to be introduced in late 2010.

Markets and Marketing Objectives

Diagnostic Focus

Our immediate chief objective is to achieve broad market acceptance of the SoftPAP collection device and the CytoCore Solutions System as a new screening and diagnostic tool for cervical cancer screening, offering an alternative to the current Pap test methods. It is estimated that there are approximately 55 million annual Pap tests given in the United States. Worldwide, approximately 180 million tests are given and approximately 1.5 to 1.8 billion women require annual Pap testing. Many studies have shown that between 70 and 80% of a person’s entire healthcare expenditures over their whole life occur in the last four to six months of life. As a result, more and more attention is being given to catching a disease or condition early. Bio-molecular screening, diagnostic, and treatment products consequently are being developed to catch disease states early so they can be dealt with before they become life threatening and expensive to treat. CytoCore is designing and developing its products to satisfy this paradigm shift and focus more on diagnostic methods and tools for early detection.

Point of Care for All Populations

We also believe we are well positioned to capitalize on trends affecting the world’s population. The female population of the world is approximately 3 billion, of which 2 billion fall in the range where reproductive healthcare monitoring is necessary and effective. This group falls into two sub-groups: (1) females in the United States and other countries where healthcare is available to most, and where healthcare is more or less effective (estimated at between 300 and 400 million women), and (2) the remainder of the female world population, where healthcare is limited or non-existent. CytoCore believes its products can address the needs of both of these groups, since the principal requirements for both groups — minimal cost, near point-of-care delivery, ease of use, and reduced reliance on highly-trained and skilled professionals — are the same. CytoCore is developing its initial products to serve the needs of females in developed nations and economies, but anticipates subsequent deployment of such products to less well-developed countries.

Within both developed and developing economies, there are macro trend drivers that are not specific to female healthcare needs, including:

•	Increasing life spans, driving the demand for healthcare services up and increasing the emphasis on developing screening tests for the early detection of diseases;

•	Limited infrastructure and the fact that a significant portion of the world population lives in locations where the infrastructure does not support the classical laboratory-based model of healthcare delivery, putting a premium on point-of-care diagnostic testing;

•	An increasingly mobile population, which has increased the pressure to minimize the time between when a patient is tested and when the test result is available and delivered;

•	Increasing worldwide shortage of physicians and laboratory professionals who have the skills and training needed to perform and interpret screening and diagnostic tests, increasing the need for tests that can be performed and interpreted by technicians and para-professionals; and

•	Constrained funds available for healthcare, driving the need to reduce healthcare costs.

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

Sales and Distribution

The SoftPAP has initially been targeted to the premium segment of the cervical cytology sampling market. This premium segment comprises almost the entire cervical sampling market except for public health programs and research hospitals. The Company expects that the SoftPAP will be primarily delivered to these customers through local and regional distributors who specialize in the value-added OB/GYN market. During the last quarter of fiscal 2007, the Company entered into three distribution agreements with distributors in Italy, Spain and Portugal. Each of these distributors agreed to act as the Company’s exclusive distributor in their respective territories. In 2008, the Company also entered into an international distribution agreement for sales into Switzerland, Germany and Austria.

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

CCI will be selling GluCyte in combination with our SoftPAP product only. The PadKit marketing strategy are in the process of being developed. OmniDrop will be sold as an incidental component of the AIPS workstation.

Government Regulation, Clinical Studies and Regulatory Strategy

The development, manufacture, sale, and distribution of medical devices intended for commercial use are subject to extensive governmental regulation in the United States by the FDA and comparable authorities in certain states and foreign countries. In the United States, the Food, Drug and Cosmetic Act (the “FD&C Act”) and related regulations apply to some of our products. These products cannot be shipped in interstate commerce without prior authorization from the FDA.

Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a pre-market notification under Section 510(k) of the FD&C Act, commonly referred to as a “510(k) notification,” or a pre-market approval application or “PMA”. The process of obtaining FDA marketing clearance and approval from other applicable regulatory authorities is both lengthy and costly and there can be no guarantee that the process will be successful. The 510(k) notifications and PMAs typically require preliminary internal studies, field studies, and/or clinical trials, in addition to the submission of other design and manufacturing documentation. In addition, a PMA supplement or clearance of a new 510(k) may be required for certain changes to a product if they affect the safety, efficacy or substantial equivalence of the product. We manage the regulatory process through the use of consultants and clinical research organizations.

A 510(k) notification, among other things, requires an applicant to show that its products are “substantially equivalent” in terms of safety and effectiveness to an existing FDA-cleared predicate product. An applicant may only market a product submitted through a 510(k) notification after the FDA has issued a written notification determining the product has been found to be substantially equivalent. The predecessor to the SoftPAP collector, the e2 Collector, was approved for marketing by the FDA on May 31, 2002 under the 510(k) notification process. The SoftPAP collection device received FDA approval under the 501(k) notification process in February 2008.

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

The CytoCore Solutions System also may be subject to regulation in the United States under the Clinical Laboratory Improvement Act (“CLIA”). CLIA establishes quality standards for laboratories conducting testing to ensure the accuracy, reliability and timeliness of patient test results, regardless of where the test is performed. The requirements for laboratories vary depending on the complexity of the tests performed. Thus, the more complicated the test, the more stringent the requirement. Tests are categorized as high complexity, moderate complexity (including the category of provider-performed microscopy) and waived tests. CLIA specifies quality standards for laboratory proficiency testing, patient test management, quality control, personnel qualifications and quality assurance, as applicable.

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

We are developing the CytoCore Solutions System, and in particular the AIPS workstation, to be user-friendly, require minimum operator training, and have safety and operating checks built into the functionality of the instruments. We believe that our efforts may result in receiving the lowest possible classification for the system. If, however, these products are classified into a higher category, it may have a significant impact on our ability to market the products in the United States.

We received FDA clearance to market the SoftPAP collector in February 2008 and a follow-up clinical trial for the device was completed in 2008. The Company continues to refine the device and develop and optimize its assays and the AIPS workstation and platform and AIPS imager. Our overall strategy involves the continuing study of the CytoCore Solutions System and its components. This research will determine whether the CytoCore Solutions System is able to eliminate true negative samples from further review for cervical cancer. We believe the system could also become a primary screening device for cervical, endometrial and bladder cancer. We will also submit the data from any trials and tests to foreign regulatory authorities that have jurisdiction over these products. We plan to pursue regulatory approval of the CytoCore Solutions System products through a series of submissions and, in some cases, using data from a single clinical study. This tiered approach is designed to accelerate revenue opportunities for the CytoCore Solutions System in the short term and to drive adoption of our innovative products over the long term, while minimizing the expense and time involved in undertaking the appropriate study. If the submissions for the various CytoCore Solutions System products are cleared by the FDA for sale in the U.S. market or approved for sale by foreign regulatory agencies, we intend to sell the cleared products in their respective clinical markets.

Cost and Reimbursement

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

Our ability to successfully commercialize the CytoCore Solutions System and future products will depend, in part, on the extent to which coverage and reimbursement for such products will be available from third-party payers in the United States such as Medicare, Medicaid, health maintenance organizations and health insurers, and other public and private payers in foreign jurisdictions. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. If we succeed in bringing products to the market, we cannot be assured that third-party payers will pay for such products or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., competitive bidding for clinical laboratory services within the Medicare program, so-called “pay-for-performance” programs implemented by various public and private payers, etc.) that could potentially impact coverage and/or payment levels for current or future CytoCore products.

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

Specifically, there are several companies whose technologies are similar, adjunctive to, or may overlap with that of CCI. These include manufacturers of liquid-based Pap tests and screening and diagnostic systems such as Cytyc (a Hologic, Inc. company), Becton, Dickinson and Company (which acquired Tripath Imaging Inc. in 2006), and MonoGen, Inc.; Digene Corporation, which manufacturers the leading HPV test and merged with Qiagen in 2007; Ventana Medical Systems, Inc., an instrument and reagent manufacturer; and Clarient, Inc. and Applied

Imaging Corp. (which was purchased by Genetix in 2006), which provide cancer and genetic diagnostic and screening products and services, respectively. However, as noted above, we do not believe any of these companies have developed the fully-integrated solution necessary to deliver a fully-automated, proteomic-based solution. To develop fully-automated solutions, companies must have technologies that fully integrate microscopy instruments, imaging software and cancer-detecting biochemistry. It is difficult to assess our competitive position in the market since we are not sufficiently aware of the development stages of any of competitors’ products.

Operations

We conduct research and development work for the CytoCore Solutions System using a combination of our full-time and part-time employees and independent consultants in our Chicago, Illinois location and contracted researchers.

We do not intend to invest capital to develop our own distribution and sales organizations, or construct and maintain a medical-products manufacturing facility and all its related quality systems requirements. Our strategy is to utilize the operations, quality systems and facilities of a contract manufacturer specializing in medical products manufacturing to meet our current and future needs in the United States and international markets. This strategy covers manufacturing requirements related to the CytoCore Solutions System’s chemical components, plastic and silicone parts for the SoftPAP, and the instruments and other components of the AIPS workstation.

To this end, we have agreements, including for design and development work, with contract manufacturers of medical devices to supply commercial quantities of the SoftPAP sample collection device. These manufacturers began delivering commercial product to CCI in 2007 and have the capacity to handle high volume production through facilities in both the United States and several foreign countries. All of our machinery and tooling is located at our suppliers.

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

As of December 2008, we had filed 12 U.S. utility patent applications. Three of the U.S. utility applications have been issued as U.S. patents, two are pending and seven have been abandoned. One Chinese patent had been issued and one European case has been abandoned. One U.S. and five foreign patent applications are filed and pending. In order to reduce the expenses related to patent prosecution, we are currently taking only those actions needed to keep them in effect. This group of patents and patent applications covers all aspects of the CytoCore Solutions System including, but not limited to, the point of service instrument, the personal and physicians’ collectors, and the slide-based test. As a result of the acquisition of AccuMed, we acquired 33 issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of 17 were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software were also acquired. We have recovered the AcCell-related patents and patent applications from the third party.

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

Our products are or may be sold worldwide under trademarks that we consider to be important to our business. We own the trademarks SoftPAP, CytoCoretm, CytoCore Solutions and Cocktail-CVXtm. We may file additional U.S. and foreign trademark applications in the future.

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

We believe research and development is critical to the success of our business strategy. During the 2008, 2007 and 2006 fiscal years, our research and development expenditures were approximately $1,852,000, $2,806,000 and $1,196,000 respectively, all of which were charged to expense in our consolidated statement of operations.

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

We anticipate the need to invest a substantial amount of capital in the research and development process, including the cost of clinical trials, required to complete the development and use of the CytoCore Solutions System and bring it to market.

Components and Raw Materials

Low-cost products are a key component of our business strategy. We designed the SoftPAP collection device using widely available and inexpensive silicone and plastic materials. These materials are available from numerous sources and can be fabricated into finished devices by a variety of worldwide manufacturers based on our proprietary designs. Currently, we manufacture through contract manufacturers the SoftPAP collection device in Wisconsin and China, with quality assurance occurring in our Chicago facility. These contract manufacturers are using our machinery and tooling.

The instrument components of the laboratory version of the CytoCore Solutions System are also available from a number of sources. Computers, cameras, automated slide-staining instruments and automated slide-preparation instruments are currently available from several large manufacturers. We currently have an adequate supply of workstations used in the CytoCore Solutions System and have contracted for the design and manufacture of the next generation of the workstation platform.

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

Working Capital Practices

We have financed our U.S. operations and research and development efforts by raising funds through the sale of debt and equity securities. We will continue to use these methods to fund our operations until such time as we are able to generate adequate revenues and profits from the sale of some or all of our products.

We believe that future sales of the CytoCore Solutions System or other products into foreign markets may result in collection periods that may be longer than those expected for domestic sales of these products. Our strategy will be to use down payments, letters of credit or other secured forms of payment, whenever possible, in sales of products in foreign markets.

Employees

As of March 16, 2008, we employed a total of nine full-time employees. We also utilize independent consultants in the United States on an as-needed basis.

Financial Information About Foreign and Domestic Operations and Export Sales

Markets outside of North America are an important factor in our business strategy. Any business that operates on a worldwide basis and conducts its business in one or more local currencies is subject to the risk of fluctuations in the value of those currencies against the dollar, as well as foreign economic conditions. Such businesses are also subject to changing political climates, differences in culture and the local practices of doing business, as well as North American and foreign government actions such as export and import rules, tariffs, duties, embargoes and trade sanctions. We do not regard these risks, however, as a significant deterrent to our strategy to introduce our CytoCore Solutions System to foreign markets in the future. As we begin to market and sell our CytoCore Solutions

System, we will closely review our foreign operational practices. We will attempt to adopt strategies to minimize the risks of changing economic and political conditions within foreign countries.

During the fiscal year ended December 31, 2008, the Company did not have any foreign operations, but entered into a distribution agreement to sell our products in Switzerland, Germany and Austria; the Company also has agreements with distributors to sell products into Italy, Spain and Portugal. As of December 31, 2008, we had made several product shipments to Europe, which sales accounted for 25% of our revenues for the 2008 fiscal year.

Available Information

The Company’s website can be found at www.cytocoreinc.com. CCI makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such periodic and current reports. Copies can be requested in writing to CytoCore, Inc., 414 N. Orleans St., Suite 510, Chicago, Illinois 60654, Attn: Chief Financial Officer.

Item 1A.	Risk Factors

You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks are described elsewhere in this report under the Item 1 — Business and Item 3 — Legal Proceedings sections, among others. Other risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. The discussion of our risk factors should be read in conjunction with the financial statements and notes thereto included herein.

Risks Related to Our Business

We have a history of operating losses and there are doubts as to our ability to continue as a going concern.

Our expenses have exceeded our revenues since our inception, and our accumulated deficit at December 31, 2008 was $91,799,000. We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when sales of the Company’s products might occur in the future. We estimate that we have sufficient cash on hand to fund our operations only until the second quarter 2009.

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

Our ability to continue operations depends upon our raising additional funds during 2009, since we estimate that we have sufficient cashon hand to fund operations only until the second quarter 2009. Until such time as our products achieve market acceptance and generate sufficient revenues, we will continue raising funds for operating purposes primarily from the sale of securities of the Company. Lack of funding may affect our overall ability to operate our business, including the ability to employ adequate staff and conduct ongoing studies and clinical trials of our products. Failure to raise adequate capital to meet our business needs could materially jeopardize CCI and our ability to conduct business. There can be no assurance that we will be able to secure necessary funds.

We currently depend on the sale of a single product and product line.

CCI has sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when sales of the Company’s products might occur in the future. Only a limited number of product shipments were made in 2008. In the foreseeable future we will derive most of our revenues from the sale of the SoftPAP cell collection device, and the other components of the CytoCore Solutions System. Our net sales and earnings will therefore be heavily dependent on the sale of these products. If we are unable to successfully develop and commercialize such products as well as other new or improved products, our business, sales and profits will be materially impaired.

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

We have FDA approval for one of our products, the SoftPAP collector, and completed a follow-up clinical trial for the device during 2008. We cannot be certain that the results of this trial, or any future trials, when submitted will result in regulatory approval to market our other products in the United States. These processes are expensive, time-consuming and uncertain. Moreover, even when the FDA grants approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for the products may not be approved, or could require additional testing and trials.

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

Widespread adoption and commercial acceptance of our SoftPAP device and the CytoCore Solutions System in the United States and other countries is in part dependent upon the ability of healthcare providers and laboratories to secure adequate reimbursement from third-party payers such as private insurance plans, managed care organizations, Medicare and Medicaid, and foreign governmental healthcare agencies. We cannot guarantee that third parties will add our products to their coverage or that reimbursement will be provided, that it will continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and laboratories in the United States and other countries to use our products instead of conventional methods or existing therapies.

Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. There can be no assurance that foreign third-party payers will provide or continue to provide coverage, that third-party reimbursement will be made available at adequate levels, if at all, for our products under any such foreign reimbursement system or that healthcare providers or clinical laboratories will use our products in lieu of other methods. We also will be required to secure adequate reimbursement for any new products we develop or acquire, and we may not be able to do so successfully.

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

Our success and growth depend on the market acceptance of the SoftPAP collection device and the CytoCore Solutions System. We do not intend to maintain a direct sales force to market and sell our products. Therefore, in order to successfully market and sell our products, we must be able to negotiate profitable distribution, marketing and sales agreements with organizations that have direct sales forces calling on domestic and foreign market participants that may use our products. If we are not able to successfully negotiate such agreements, we may be forced to market our products through our own sales force. We cannot be certain that we will be successful in developing and training such a sales force, should one be required, or that we will have the financial resources to carry out such development and training.

The accuracy, performance and cost of our products are critical to our business and reputation, and we are subject to product liability.

As noted above, we are dependent on the sale of the SoftPAP collection device and the CytoCore Solutions System. Due in part to increased competitive pressures in the healthcare industry to reduce costs, our ability to gain market acceptance of our products will depend on our ability to keep product costs low and/or demonstrate that any increased cost of using our products is offset by the increased accuracy and performance achieved by using them. In particular, we need to convince healthcare providers, insurance companies and other third-party payers, as well as clinical laboratories, of the clinical benefits and cost-effectiveness of our products.

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

We hold a variety of patents and trademarks and have applied for a number of additional patents and trademarks with the U.S. Patent and Trademark Office and foreign patent authorities. We intend to file additional patent and trademark applications as dictated by our research and development projects and business interests. We cannot be certain that any of the currently pending patent or trademark applications, or any of those which may be filed in the future, will be granted or that they will provide any meaningful protection for our products or technologies or any competitive advantage. In order to provide protection, patents and trademarks must be enforced, which is costly and time-consuming, and trade secret and copyright laws afford only limited protection.

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

If we fail to protect, defend and maintain the intellectual property rights associated with our products or if we are subject to a third-party claim of infringement, the competitive position of our products could be impaired. We may be required to obtain licenses from third parties to avoid infringing third-party patents or other proprietary rights, yet there can be no assurance that such licenses would be available to us on acceptable terms, if at all. If we are unable to obtain required third-party licenses, we may be delayed in or prohibited from developing, manufacturing or selling products that require such licenses. In addition, infringement, interference and other intellectual property claims and proceedings, with or without merit, are expensive and time-consuming to litigate, divert resources, and could adversely affect our business, financial condition and operating results.

We may not be able to maintain effective product distribution channels.

We currently rely primarily on third-party distributors for the sale and distribution of our products. Our relationships with these distributors, therefore, must remain positive. We have a limited a history of working with these companies and have only limited control over their performance. We cannot predict the success of these relationships or the efforts of these companies in marketing the SoftPAP and our other products. Our sales and marketing efforts, including those of our distributors, may not be sufficient to successfully compete against more extensive and well-funded operations of certain of our competitors. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers.

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

Our success depends on identifying, hiring, training, and retaining qualified professionals. Competition for qualified employees in our industry is intense and we expect this to remain so for the foreseeable future. If we were unable to attract and hire a sufficient number of employees, or if a significant number of our current employees or any of our senior managers resign, we may be unable to complete or maintain existing projects or develop and implement new projects of similar scope and revenue. The Company’s success is particularly dependent on the retention of existing management and technical personnel, including Robert F. McCullough, Jr., the Company’s Chief Executive Officer and Chief Financial Officer, and Richard A. Domanik, Ph.D., the Company’s Chief Operating Officer. The loss or unavailability of the services of these executives could impede our ability to effectively manage our operations.

We may need to expand our operations and we may not effectively manage any future growth.

As of December 31, 2008, we employed nine full-time persons as well as several part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Common Stock

There is a limited market for “penny stocks” such as our common stock.

Our common stock is considered a “penny stock” because, among other things, our price is below $5.00 per share and it trades on the Over-the-Counter Bulletin Board. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the OTCBB, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Being a penny stock also could limit the liquidity of our common stock and limit the coverage of our stock by analysts.

The historically volatile market price of our common stock may affect the value of our stockholders’ investments.

The market price of our common stock, like that of many other life science and biotechnology companies, has in the past been highly volatile. In fiscal year 2008, the price of our common stock traded in a range of $0.15 to $4.08. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

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

We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2008, we had 47,250 shares of Series A convertible preferred stock outstanding, which convert into approximately 2,064 shares of our common stock; 93,750 shares of Series B convertible preferred stock outstanding, which convert into approximately 37,500 shares of our common stock; 38,333 shares of Series C convertible preferred stock outstanding, which convert into approximately 19,167 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 175,000 shares of our common stock; and 19,226 shares of Series E convertible preferred stock outstanding, which convert into approximately 52,874 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation (as amended to date) gives our Board of Directors authority to issue the remaining 5,143,137 undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine. Any such sale of Company securities would have a dilutive effect on the holdings of our stockholders and the value of our common stock. We cannot be certain what level of dilution, if any, may occur or if we will be able to complete any such sales of common stock or other securities in the future.

At December 31, 2008, we had outstanding warrants to purchase an aggregate 5,435,553 shares of our common stock and outstanding options to purchase approximately 110,786 shares of our common stock.

At December 31, 2008, we also had approximately 1,725,280 shares of our common stock reserved for future stock options under our 1999 Equity Incentive Plan and 16,042 shares of our common stock reserved for future sale to employees under our 1999 Employee Stock Purchase Plan.

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

Although our common stock is quoted on the OTCBB, trading of our common stock is limited. There can be no assurance a more active market for our common stock will develop. Accordingly, investors must bear the economic risk of an investment in our common stock for an indefinite period of time. Even if an active market develops, Rule 144 promulgated under the Securities Act of 1933, as amended, which provides for an exemption from the registration requirements under such Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Act. We may not be able to fulfill our reporting requirements in the future under the Securities Exchange Act of 1934, as amended, or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We occupy approximately 5,627 square feet of leased space at 414 N. Orleans St., Suites 503 and 510, Chicago, Illinois 60654, under a five-year lease that expires in October 2013. This space houses our executive offices, research laboratory, and engineering development facilities. We consider our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for their intended purposes and to have capacities adequate to meet current and projected needs for our operations.

Item 3.	Legal Proceedings

Settled in 2008

Attorney General of Illinois.  In the third quarter of 2006, the Attorney General of the State of Illinois brought an action in the Circuit Court of Cook County, Illinois (Case No. 2006-L-003353) against the Company with regard to the Company’s alleged failure to pay back wages in the amount of $282,833 to certain of CCI’s former employees. The Company believed that it had settled the former employees’ claims and supplied the State with substantiation that all such back wages had been paid. As of May 9, 2007, the Circuit Court dismissed all the claims except for one remaining claim amounting to approximately $10,000. The final claim was dismissed by the Circuit Court in 2008. CCI believes that it has no further obligations in this matter.

Diamics, Inc.  In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (“the Note”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if the company’s payment of the loan installments under the note to Dr. Jilek were not timely made. Dr. Jilek asserted that Diamics defaulted under the Note and that he was entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek subsequently assigned his rights under the Note to the Company. The case was transferred to the Superior Court of San Diego. During 2008, the Court issued a ruling in that the ownership rights were subject to dilution. There was no provision for monetary damages in the court’s ruling. CCI has decided not to appeal this decision.

Daniel McMahon.  In June 2008, Daniel McMahon, a former employee, filed suit against CCI in the Circuit Court of Cook County, Illinois, Law Division (Case No. 2008L005847) alleging that the Company had breached a contract with Mr. McMahon. Mr. McMahon alleged that the Company failed to fully pay the amount required under the severance provision of the contract, and that CCI owed Mr. McMahon $87,546 net of $9,654 in payments made. In September 2008 CCI entered into a settlement agreement with Mr. McMahon, whereby CCI paid to Mr. McMahon $50,000 and Mr. McMahon and CCI released each other from all future claims. CCI believes that it has no further obligation to Mr. McMahon.

Pending as of December 31, 2008

NeoMed Innovation III L.P.  In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Northern District of Illinois (Case No. 07C 5721). NeoMed alleges that the Company has breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 at the option of the holder in the form of common stock valued at $1.50 (adjusted for stock splits and equity raised at lower valuations). In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. Despite accepting this payment, NeoMed is demanding that the Company honor the alleged contract. CCI believes its payment of principal and accrued interest to NeoMed satisfied all of CCI’s obligations owed to NeoMed

Other claims

Other Creditors.  During the 2008 fiscal year, CCI was a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims. CCI does not consider any of these claims to be material.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “CYOE.OB.” The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions. All amounts have been adjusted to reflect the November 2007 reverse 1- for -10 stock split.

	Range of Common Stock
	High	Low

Year Ended December 31, 2008
1st Quarter	$4.08	$1.75
2nd Quarter	$3.10	$1.90
3rd Quarter	$2.15	$0.55
4th Quarter	$0.79	$0.15
Year Ended December 31, 2007
1st Quarter	$7.50	$3.00
2nd Quarter	$6.00	$3.30
3rd Quarter	$4.10	$2.20
4th Quarter	$4.10	$1.65

Holders

As of March 24, 2009, we had approximately 1,635 record holders of our shares of common stock. This number does not include other persons who may hold only a beneficial interest, and not an interest of record, in our common stock.

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

We paid non-cash dividends, in the form of newly issued shares of our common stock, amounting to $58,000, $324,000 and $693,000 during 2008, 2007 and 2006, respectively, to holders of shares of our preferred stock who elected to convert their preferred stock and cumulative dividends thereon into shares of our common stock. We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $1,939,000 at December 31, 2008, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.

Stock Transfer Agent

Our stock transfer agent is BNY Mellon Investor Services, 480 Washington Boulevard, Jersey City, NJ 07310 and its telephone number is (800) 522-6645.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information about the equity compensation plans of the Company as of the fiscal-year ended December 31, 2008. See also Note 7 — Stockholders’ Equity and Note 8 — Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements for further information.

Other information required by this Item 5 will be contained in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the captions “Compensation Discussion and Analysis” and is incorporated herein by reference. We expect to file the 2009 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2008.

Equity Compensation Plan Information

			Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants,	Reflected in Column
Plan Category	and Rights	and Rights	(a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders
1999 Equity Incentive Plan (as amended) — 2,000,000 shares	110,786	$2.97	1,725,280
1999 Employee Stock Purchase Plan — 20,000 shares	—	—	16,042
Equity Compensation Plans Not Approved by Security Holders
Warrants issued with debt and equity(1)	3,386,090	$1.92	—
Warrants issued for financial and IR services(2)	345,631	$2.21	—
Warrants issued for officer, director and employee compensation(3)	1,384,000	$1.82	—
Warrants issued in forgiveness of debt and other services(4)	458,849	$1.91	—
Warrants from AccuMed acquisition(5)	3,983	$150.60	—

Total	5,689,339	$2.04	1,741,322

1)	CCI has issued warrants in conjunction with the issuance of debt and equity. The issuance of warrants significantly reduces the cash costs that would otherwise be associated with raising capital.

2)	CCI has included warrants in agreements for providers of investor relations and/or public relations services. Warrants were also issued to financial advisors as remuneration for the procurement of equity, debt and preferred stock convertible into equity. This practice significantly reduces the cash costs to CCI to obtain these services.

3)	CCI has issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2008, 10,000 warrants were issued to our current CEO, Robert McCullough Jr., and our non-executive employees were issued 41,000 warrants in the aggregate.

4)	CCI has issued warrants to settle debt and pay for services rendered. The issuance of warrants significantly reduces the cash costs that would otherwise be associated with the settlement of such debt or payment for such services.

5)	In September 2001, CCI completed the acquisition of AccuMed by merging it into a wholly-owned subsidiary of CCI. As a result, CCI assumed stock options and warrants outstanding on the records of AccuMed at the time of the acquisition. The remaining options that were assumed in the acquisition are included in total options outstanding under the Company’s 1999 Equity Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Issuance of Securities

Common Stock

During fiscal 2008 and 2007, CCI offered common stock to foreign and accredited investors in exchange for cash and to employees, directors and vendors as payment for services rendered in lieu of cash payments.

During 2008, the Company offered units in a private placement to accredited investors in exchange for cash. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share. These warrants are for a term of three years and are exercisable immediately. Each unit was priced at $4.00. CCI received proceeds totaling $8,976,000, net of expenses of $405,000, from the sale of an aggregate 2,345,250 units. The Company issued a total of 4,690,500 shares of common stock and warrants to purchase an aggregate 2,345,250 shares of common stock.

In addition, the Company issued warrants to purchase an aggregate 311,500 shares of common stock to the placement agent that assisted the Company with the unit offering. The warrants have an exercise price of $2.25 per share and are exercisable for three years.

Also during 2008, the Company received gross proceeds of $242,000 from the exercise of warrants for 232,484 shares of unregistered, restricted common stock. Of the 232,484 shares issued upon exercise, warrants with respect to 195,192 shares were exercised by an affiliate of one of the Company’s directors. Payment of the exercise price for these warrants was made in part through the cancellation of debt totaling $180,000 owed by CCI to the affiliate. In addition, another affiliate of the same director exercised a warrant to purchase 154,808 shares of common stock under a cashless exercise option. As a result, it received 68,804 shares of common stock.

During 2008, CCI also issued an aggregate 140,000 shares of restricted, unregistered common stock valued at $1.78 per share to its non-employee directors as payment for services rendered in 2007. The Company previously recorded the value of the common stock as non-cash compensation in 2007. CCI also issued 4,868 shares of unregistered restricted common stock to a non-affiliated consultant at a fair value of $12,000 as payment for services rendered. In addition, during the first quarter of 2008 CCI granted to each of its Chief Executive Officer and its Chief Operating Officer an award of 100,000 shares of restricted, unregistered common stock for services rendered in 2007. CCI recorded the value of such shares as a non-cash compensation expense in 2007.

During 2007, CCI offered shares of unregistered, restricted common stock to accredited investors in exchange for cash. The company received gross proceeds of $3,760,000 to purchase an aggregate 1,741,289 shares of unregistered, restricted common stock at prices ranging from $1.80 to $3.30 per share with a weighted average issuance price of $2.16 per share. In connection with these issuances, the Company paid placement agent fees totaling $249,000, and issued aggregate warrants to purchase 106,750 shares of common stock with exercise prices ranging from $1.80 to $2.00 and a weighted average exercise price of $2.00 per share. These warrants have an exercise term of three years, and are exercisable immediately.

During 2007, the Company received aggregate proceeds of $2,224,000 from the exercise of warrants to purchase 2,205,368 shares of common stock. In connection with some of these warrant exercises, the Company reduced the exercise price from the original stated exercise price in order to induce the warrant holder to exercise and enable the Company to raise needed cash. Included in these warrant exercises were warrants exercised by CCI’s chief executive officer, who exercised 50,579 warrants to purchase common stock at a modified exercise price of $1.00 per share, and warrants held by a director, who exercised 418,850 warrants to purchase common stock at a modified exercise price of $1.00 per share, resulting in a charge of $76,000 to selling, general and administrative expense.

For the year ended December 31, 2007, holders of warrants to purchase an aggregate 276,415 shares of common stock exercised their warrants under a cashless exercise option. As a result, they received 192,124 shares of common stock.

Also during 2007, the Company received proceeds of $77,000 from the exercise of stock options for 38,333 shares of common stock.

In June 2007, CCI issued 186,660 shares of common stock with a value of $467,000 to a creditor of Peter Gombrich, CCI’s former CEO and director, as a partial payment of an arbitrators’ award to Mr. Gombrich (see Note 11 — Commitments and Contingencies).

Also during 2007, CCI issued an aggregate 57,180 shares of restricted, unregistered shares of common stock to non-employees for services rendered.

Warrants

During 2008, the Company issued warrants to a company affiliated with the Chairman of the Board of Directors under the terms of a consulting agreement. The warrants, which are exercisable immediately, entitle the recipient to purchase 10,000 shares of common stock at $2.06 per share and have a term of three years. In addition, CCI issued warrants to non-affiliated consultants to purchase an aggregate 11,428 shares of common stock with exercise prices ranging from $2.06 to $2.85 per share.

During the year ended December 31, 2008, the Company issued warrants in payment for services to purchase an aggregate 21,428 shares of common stock with exercise prices ranging from $2.06 to $2.85 per share. The warrants are for a term of three years and are exercisable immediately.

As noted above, the Company also issued warrants during the 2008 fiscal year to purchase an aggregate 2,345,250 shares to participants in its unit financing and warrants to purchase an aggregate 311,500 shares of common stock to the placement agent that assisted the Company with such offering. All of these warrants are exercisable for three years; the warrants issued to investors have an exercise price of $2.00 per share and the warrants issued to the placement agent have an exercise price of $2.25 per share.

During 2008, the Company also issued warrants to purchase 10,000 shares of common stock with an exercise price of $2.06 per share to its Chief Executive Officer under the terms of his employment agreement. The warrants have a term of three years and are immediately exercisable.

In addition, the Company issued warrants to purchase an aggregate 50,000 shares of common stock with exercise prices ranging from $0.17 to $3.25 per share to employees during the 2008 fiscal year.

During the year ended December 31, 2007, the Company issued to non-executive employees warrants to purchase an aggregate 96,000 shares of common stock with exercise prices from $1.60 to $2.87. The warrants are for a term of three years and are exercisable immediately.

Also during 2007, the Company issued to its executive officers warrants to purchase an aggregate 110,000 shares of common stock at exercise prices of $2.00 to $2.67 per share. These warrants were issued in part for the attainment of certain goals as provided for in their employment agreements. The warrants are for a term of three years and are exercisable immediately.

During 2007, the Company issued warrants to vendors to purchase an aggregate 134,905 shares of restricted, unregistered common stock at exercise prices of $1.30 to $3.50 per share. The warrants have a term of three or four years and are exercisable immediately.

Conversions of Preferred Stock

During 2008, a holder of 28,736 shares of Series B Convertible Preferred Stock elected to convert its preferred shares and accrued and unpaid dividends into 19,786 unregistered shares of the Company’s common stock, and holders of an aggregate 977 shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into an aggregate 4,305 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $54,000.

During 2007, a holder of Series A Convertible Preferred Stock elected to convert 35,405 shares into 1,546 unregistered shares of CCI’s common stock, two holders of Series B Convertible Cumulative Preferred Stock elected to convert 103,250 shares and cumulative dividends totaling $242,482 into 65,548 unregistered shares of the Company’s common stock, and several holders converted 32,715 shares of Series E convertible preferred stock, including cumulative dividends totaling $360,711, into 135,050 unregistered shares of common stock. As a result of these conversions, the Company recorded a preferred stock dividend of $334,000.

Please refer to Note 7 — Stockholders’ Equity in the Notes to our Consolidated Financial Statements for more information on the Company’s preferred stock.

Exumptions

CCI issued such securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended and Regulation S for sales to foreign investors. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited and/or foreign investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company made independent determinations such that it reasonably believed that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to CCI’s filings with the Securities and Exchange Commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.	Selected Financial Data

The information below was derived from the audited consolidated financial statements included in this report and in previous annual reports filed with the SEC. This information should be read together those consolidated financial statements and the notes thereto. Historical results are not necessarily indicative of the results to be expected in the future.

	2008	2007	2006	2005	2004
	Dollars in thousands

Net Sales	$125	$83	$94	$117	$243
Operating Expenses
Cost of revenues	(81)	(30)	(19)	(21)	(24)
Research and development	(1,852)	(2,599)	(854)	100	(834)
Selling, general and administrative	(4,301)	(5,060)	(3,967)	(1,346)	(4,109)
Selling, general and administrative — related parties	(263)	(239)	—	—	—

Total cost and expenses	(6,497)	(7,928)	(4,840)	(1,267)	(4,967)

Operating Loss	$(6,372)	$(7,845)	$(4,746)	$(1,150)	$(4,724)

Other income (expense)	44	(74)	(1,820)	(3,176)	(8,843)

Loss from operations	(6,328)	(7,919)	(6,566)	(4,326)	(13,567)
Preferred stock dividends	(58)	(324)	(693)	(20)	(1,034)

Net loss applicable to common shareholders	$(6,386)	$(8,243)	$(7,259)	$(4,346)	$(14,601)
Basic and fully diluted loss per common share (1)	$(.16)	$(.24)	$(.30)	$(.40)	$(1.90)
Balance sheet data (at end of period)
Total Assets	$3,956	$1,113	$1,282	$390	$529
Convertible securities	$—	$—	$567	$—	$—
Preferred stock	$1,492	$1,628	$2,920	$7,716	$7,767

(1)	Reflects the one-for-ten reverse stock split effected on November 27, 2007. Prior periods have been restated to reflect the reverse stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CCI currently manufactures and sells the SoftPAP product CCI is developing, an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutionstm. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations. In addition, most CytoCore Solutions products are specifically designed to support multiple markets, thus providing the customer with a comprehensive and internally consistent migration path as new disease-specific products are added to the CytoCore portfolio.

The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed the SoftPAP® FDA-cleared sample collection device and are licensed to sell the PadKitTM collection device and GluCyteTM cell preservative, are retiring our specimen evaluation products, and are developing and testing the cocktail assay markers and stains for use with the AIPS system to screen for various cancers.

Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

We launched sales of the SoftPAP® cervical cell collector in the fourth quarter of fiscal 2007. We believe the revenues from this device along with additional capital will allow us to complete the development of the other components of the CytoCore Solutions System, including the AIPStm system and genetic biological markers used for the development of the various protein antibodies that allow for the detection of abnormal cervical, uterine, endometrial and bladder cancer cells.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and to develop, manufacture and market its products. Implementation of the Company’s plans will be contingent upon it securing substantial additional financing. During the year ended December 31, 2008, CCI raised approximately $9.0 million net of financing costs of $405,000 through the issuance of common stock and exercise of stock warrants.

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

Share-Based Payment.  Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. The Company adopted this statement on January 1, 2006. In particular, this statement requires that all share-based payments, such as employee stock options or warrants, be reflected as an expense based upon grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. The Company estimates the fair value of these awards using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends and consider changes for future expectations.

Results of Operations

Fiscal Year Ended December 31, 2008 as compared to Fiscal Year Ended December 31, 2007

Revenue

Revenues of $125,000 for 2008 represented an increase of $42,000, or 51%, from revenues of $83,000 in 2007. The increase was a result of increased sales of our SoftPAP cervical cell collector totaling $49,000, and an increase in service revenue of $3,000, partially offset by a reduction in licensing fees of $10,000.

Costs and Expenses

Cost of Revenues

For the year ended December 31, 2008, cost of revenues totaled $81,000, an increase of $51,000 or 170% over cost of revenues of $30,000 for the year ended December 31, 2007. Cost of revenues represents the cost of the product sold, freight, and other costs of selling our products.

Research and Development

For the 2008 fiscal year, research and development expenses were $1,852,000, a reduction of $747,000 or 29%, from expenses of $2,599,000 for the 2007 fiscal year. Of this reduction of $747,000, $197,000 resulted from the completion of clinical trials, $735,000 from the termination of a research contract, and $272,000 from reduced fees paid to medical consultants. These decreases were partially offset by increases of $218,000 relating to costs incurred for the ongoing improvement of the SoftPAP cervical collection device, $118,000 relating to the addition of two full time employees, and $132,000 relating to the development of the AIPS workstation. Research and development expenses include industrial design and engineering covering the disposable and instrument components of CytoCore Solutionstm System, payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace, and payroll-related costs for in-house engineering, scientific, laboratory, software development, research management staff.

Selling, General and Administrative

For the year ended December 31, 2008, selling, general and administrative expenses were $4,564,000, a decrease of $735,000 or 14%, over SG&A expenses of $5,299,000 for the year ended December 31, 2007. Of this $735,000 decrease, $365,000 represents a decrease in directors fees, $110,000 relates to reduced recruitment fees, $146,000 relates to a reduction in consultant expenses, $254,000 relates to reduced investor and public relations expenses, and $569,000 relates to a reduction in compensation expense. Of the $569,000 reduction in compensation expense, $462,000 relates to a non-cash charge for compensation of officers and employees and $340,000 to a reduction of two executive officers, partially offset by an increase in compensation expense of $233,000 for sales and marketing personnel. These reductions were partially offset by increases of $208,000 in depreciation expense of equipment and tooling, $225,000 in professional fees for legal and accounting services, $34,000 in marketing costs, $36,000 in franchise taxes, $20,000 in travel expenses, $58,000 for amortization of a license, $18,000 in transfer agent fees, $42,000 in insurance expense, $15,000 in printing costs, $37,000 in rent expense and $16,000 in other expenses.

Other Income (Expense)

Interest income was $53,000 for the year ended December 31, 2008, an increase of $32,000 over interest income of $21,000 for the year ended December 31, 2007.

Interest expense for the year ended December 31, 2008 was $9,000, a decrease of $93,000 from interest expense of $102,000 in 2007. Interest expense for the year ended December 31, 2007 included a non-cash charge totaling $182,000, partially offset by a settlement of interest expense totaling $85,000.

For the year ended December 31, 2007, the non-cash credit of $7,000 for gain on convertible securities resulted from the Company having an aggregate amount of shares of common stock issued or issuable, as well as instruments convertible or exercisable into common shares, that exceeded the number of the Company’s total authorized common shares.

Net Loss

The net loss for the year ended December 31, 2008, before preferred dividends, totaled $6,328,000, as compared to $7,919,000 for the same period in 2007, a decrease of $1,591,000 or 20%. Of this decrease, $747,000 related to R&D costs and $936,000 related to decreases in SG&A expenses. These decreases were partially offset by an increase of $103,000 resulting from cost of revenues exceeding net revenues.

The net loss applicable to common stockholders decreased to $6,386,000 for the year ended December 31, 2008 from $8,243,000 for the year ended December 31, 2007, a decrease of $1,857,000 or 23%. In addition to the changes reported above, cumulative dividends on the Company’s outstanding Series B and Series E convertible preferred stock converted into common stock totaled $58,000 for the year ended December 31, 2008 compared with $324,000 for the same period in 2007. The net loss per common share for each of the years ended December 31, 2008 and December 31, 2007 was ($0.16) per share and ($0.24) per share, respectively, on 39,984,394 and 34,259,161 weighted average common shares outstanding, respectively.

Fiscal Year Ended December 31, 2007 as compared to Fiscal Year Ended December 31, 2006

Revenue

Revenues of $83,000 for fiscal year 2007 represented a decrease of $11,000, or 12%, from revenues of $94,000 for fiscal year 2006. The decrease was a result of a reduction in licensing fees of $21,000, partially offset by sales of our SoftPAP cervical cell collector totaling $10,000.

Costs and Expenses

Cost of Revenues

In 2007, cost of revenues was $30,000 and represented the cost of the product sold, depreciation of our design and tooling assets and a valuation adjustment to lower the inventory to fair market value.

Cost of revenues for 2006 represented a net charge of $19,000. No cost of revenues was incurred with regard to the generation of licensing-related revenues from the slide-based installed systems for the period. Rather, forgiveness of trade debt of $176,000 was credited against a property impairment charge of $169,000 related to design and tooling equipment and an increase in the obsolescence reserve for inventory of $26,000.

Research and Development

In 2007, research and development expenses were $2,599,000, an increase of 204% or $1,745,000 over 2006 expenses of $854,000 before a favorable legal settlement of approximately $342,000. Research and development expenses included industrial design and engineering covering the disposable and instrument components of CytoCore Solutions System, payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace, and payroll-related costs for in-house engineering, scientific, laboratory, software development, research management staff, and a consulting contract with GSG Enterprises LLC. Costs associated with University Hospital Case Medical Center (“UHCMC”) consist primarily of charges for the use of facilities and reimbursement of expenses paid directly by UHCMC on behalf of CCI and an overhead charge. The duration of UHCMC’s contract with CCI is for the duration of the studies defined under the contract.

New research and development expenses in 2007 increased substantially from 2006 due to a full year of operations after the 2006 resumption of operations in CCI’s Chicago facility and after services commenced at UHCMC in early 2006. The majority of the increase was associated with services provided under the UHCMC and GSG contracts, the administration of the clinical trials and the design and engineering operations of the SoftPAP device.

Selling, General and Administrative

Selling, general and administrative expenses totaled $5,299,000 for the ended December 31 2007, a 34% increase of $1,332,000 over 2006 expenses totaling $3,967,000. Selling and administrative payroll expenses increased $454,000 to $2,038,000 or 29% over $1,584,000 in payroll expenses for 2006. Of this increase of $454,000, $1,176,000 was for the addition of six new employees and a full year’s compensation for the employees hired in 2006, partially offset by a decline in non-cash compensation to officers and employees of $721,000 in 2007. Directors’ fees for 2007 increased to $461,000 from $151,000 in 2006, an increase of $310,000. Marketing costs for 2007 increased $174,000 to $189,000 from $15,000 in 2006 as we began preparations for the launch of our SoftPAP cervical cell collector. Professional fees for legal and accounting services decreased $456,000, or 33%, to $915,000 in 2007 from $1,371,000 in 2006. This decrease was primarily the result of increasing our finance personnel in 2007, and reducing our need for outside professional assistance. These expenses were partially offset by gains on settlements of approximately $56,000 and $994,000 for 2007 and 2006, respectively.

Other Income and Expense

Interest Income

Interest income earned on unrestricted cash was $21,000 in 2007, an increase of $9,000 or 75% from interest income of $12,000 in 2006.

Interest Expense

Interest expense, including $14,000 of interest expense to related parties in 2006, decreased $1,730,000 for the fiscal year ended December 31, 2007 to $102,000, from $1,832,000 for the year ended December 31, 2006, a decrease of 94%. Of such decrease, 86% or $1,494,000 represents a non-cash charge for a conversion feature recognition on convertible promissory notes converted into common stock of the company. Interest expense included a non-cash charge totaling $182,000, partially offset by a settlement of interest expense totaling $85,000, for the year ended December 31, 2007. During fiscal year ended December 31, 2007, CCI paid principal and accrued interest of $355,000 and $51,000, respectively, to these noteholders.

Restructuring Settlements

For the fiscal years ended December 31, 2007 and 2006, CCI recorded gains of $349,000 and $1,581,000, respectively, from the settlement of various litigation matters and vendor payables. CCI recorded and netted these gains concurrently in the respective expense categories in which they were originally recorded.

Net Loss

The net loss before preferred dividends totaled $7,919,000 for the 2007 fiscal year, compared with $6,566,000 for the 2006 fiscal year, an increase of $1,353,000 or 21%. The increase resulted primarily from a full year of operations which included research and development expenses, administrative compensation, marketing expenses, and a reduction totaling $1,232,000 in restructuring gains in 2007. In addition, cumulative dividends issued as common shares on the outstanding Series B, Series C, Series D and Series E convertible preferred stock totaled $324,000 for the fiscal year ended December 31, 2007, compared with $693,000 for 2006 fiscal year. The combined net loss applicable to common stockholders for the fiscal year ended December 31, 2007 was $8,243,000, or ($0.24) per share, on 34,259,161 weighted average common shares outstanding, compared with the net loss applicable to common stockholders for the fiscal year ended December 31, 2006 of $7,259,000, or ($0.30) per share, on 24,143,146 weighted average common shares outstanding.

Liquidity and Capital Resources

The Company’s capital resources and liquidity are generated primarily from investments by individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into product manufacturing, manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have generated operating funds for the business since its inception through private offerings of debt and equity securities to limited numbers of U.S. and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until we are able to generate sufficient income from the sale of our products. We used $7,118,000, $5,691,000 and $5,252,000 during 2008, 2007 and 2006, respectively, to fund our operating activities. We also used $1,683,000, $324,000 and $219,000 in 2008, 2007 and 2006, respectively, for the purchase of tooling and equipment and in 2008 the purchase of a license.

At December 31, 2008, we had $553,000 cash on hand as compared to $316,000 at the beginning of the period. We were able to raise $9,038,000 of cash, net of expenses of $405,000, through the issuance of equity during the fiscal year ended December 31, 2008. This cash was used to fund operations, including research and development activities and clinical trials, and the purchase of tooling and equipment. We currently have enough cash on hand to fund operations until the second quarter 2009. We believe we will be able to raise capital through issuance a new Series F Convertible Preferred Stock to fund operations in the immediate future until we can be self-sufficient through profitable operations, although no assurance can be given about the Company’s ability to obtain such capital.

Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital through the issuance and sale of debt and equity securities. We have incurred significant operating losses since inception of the business. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we may be forced to substantially curtail product research and development and other activities and may be forced to cease operations. The consolidated financial statements presented do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 and the anticipated effect of these obligations on our liquidity in future years.

	2009	2010	2011	2012	2013	Total

Recorded Obligations:
Note payments	70	—	—	—	—	70
Unrecorded Obligations:
Purchase of license	100	42	—	—	—	142
Operating lease obligation	132	137	141	145	124	679

Total future obligations at December 31, 2008	302	179	141	145	124	891

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2008, we had total debt of $70,000, of which $36,000 bears interest at fixed interest rates and $34,000 bears interest at a variable rate. As of December 31, 2008, we had cash, cash equivalents and short-term investments of $0.5 million, all of which was held as cash and cash equivalents in an interest-bearing money market account. Due to the nature of our short-term investments, our lack of material long-term debt and our ability to use currently available sources of funds to finance our operations and anticipated capital expenditures, we do not believe that we currently face any material interest risk exposure.

Item 8.	Financial Statements and supplementary data

Our consolidated financial statements and the notes thereto, as of December 31, 2008 and 2007 and for the three years ended December 31, 2008, together with the report of L J Soldinger Associates LLC dated March 31, 2009 for the two years ended December 31, 2008 and the report of Amper, Politziner and Mattia, P.C. dated April 16, 2007 for the year ended December 31, 2006, are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Dismissal of Auditors

On June 29, 2007, the Company dismissed Amper, Politziner & Mattia, P.C. (“Amper”) as the Company’s independent registered public accounting firm, as approved by the Company’s Board of Directors. On July 2, 2007 the Company engaged L J Soldinger Associates LLC to replace Amper.

Amper reported on the consolidated financial statements of the Company as of December 31, 2006, and for the year then ended, which report contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the opinion contained a going concern explanatory paragraph.

During the Company’s fiscal year ended December 31, 2006, and the subsequent interim period through June 29, 2007, there were no disagreements between the Company and Amper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Amper’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company’s consolidated financial statements for such year. There were no reportable events except for the material weaknesses in internal control over financial reporting as described below. In connection with its audit of the Company’s financial statements for the year ended December 31, 2006, Amper brought to the Company’s attention and advised and discussed with the Audit Committee certain material weaknesses identified as follows:

1. The Company had insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department made it impractical to achieve an optimum segregation of duties.

2. The Company had an insufficient level of monitoring and oversight controls for contracts and agreements. This may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.

3. The Company had insufficient resources, tools and expertise to properly value equity instruments in accordance with generally accepted accounting principles.

4. The Company did not have the needed expertise in house to appropriately handle all tax related matters and related accounting treatment.

5. The Company’s accounting package had very limited controls built into the software and allowed data to be easily modified, added or deleted without a detailed audit trail.

The Company provided Amper with a copy of the forgoing disclosures and authorized them to respond fully to the inquiries of the successor accountant concerning the subject matter thereof.

During the Company’s two most recent fiscal years and the subsequent interim period, neither the Company nor anyone on behalf of the Company consulted with L J Soldinger Associates LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or written or oral advice that would have been an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Additionally, there was no consultation with respect to the subject of either a disagreement or any reportable event as specified in applicable SEC rules and regulations.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our chief executive and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, precessed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is a process, designed by, or under the supervision of, an entity’s principal executive and principal financial officers, and effected by an entity’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of the management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on its consolidated financial statements. An important feature of the Company’s system of internal control over financial reporting and disclosure controls is that both are continually reviewed for effectiveness and are augmented by written policies and guidelines.

Because of its inherent limitations, internal control over reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2008. Based upon that evaluation, the Company’s Chief Executive and Financial Officer concluded that the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting has been audited by L J Soldinger Associates LLC, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cytocore Inc.

We have audited Cytocore Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cytocore Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cytocore Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Cytocore Inc. and Subsidiaries, and our report dated March 31, 2009 expressed an unqualified opinion.

/s/ L J Soldinger Associates LLC

March 31, 2009

Deer Park, IL

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 will be contained in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the captions “The Board of Directors and Nominees; Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. We expect to file the 2009 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2008.

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

Item 11.	Executive Compensation

The information required by this Item 11 will be contained in the 2009 Proxy Statement under the captions “Compensation” and “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. See also the information included in Item 5 of this Form 10-K relating to the Company’s equity compensation plans and Note 8 — Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 will be contained in the 2009 Proxy Statement under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Board of Directors and Committee Information” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the 2009 Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(*) Denotes an exhibit filed herewith.

(+) Denotes a management contract or compensatory plan, contract or arrangement.

Exhibit
No.	Description

2.1	Stock and Membership Interest Exchange Agreement dated as of December 4, 1998 among Bell National Corporation, InPath, LLC and the InPath Members (as such term is defined therein). (Incorporated herein by reference to Appendix A to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999 (the “1999 Proxy Statement”).)
2.2	Agreement and Plan of Merger of Bell National Corporation and Ampersand Medical Corporation. (Incorporated herein by reference to Appendix C to 1999 Proxy Statement.)
2.3	Agreement and Plan of Merger by and among AccuMed International, Inc., AccuMed Acquisition Corp. and Ampersand Medical Corporation, dated as of February 7, 2001, and Amendment No. 1 thereto. (Incorporated herein by reference to Appendix I to Registration Statement (as amended) on Form S-4, No. 333-61666, as filed on May 25, 2001 (the “May 2001 S-4”).)

Exhibit
No.	Description

3.1	Certificate of Incorporation of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 26, 2001.)
3.2	By-laws of Ampersand Medical Corporation. (Incorporated herein by reference to Appendix E to the 1999 Proxy Statement.)
3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.5 to the Ampersand Medical Corporation Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2000, as filed on March 29, 2001 (the “2000 10-K”).)
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.6 to the 2000 10-K.)
3.5	Section 6 of Article VII of the By-laws of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Exhibit 3.3 to the May 2001 S-4.)
3.6	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-2 (as amended), File No. 333-83578, as filed on February 28, 2002 (the “February 2002 S-2”).)
3.7	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.5 to the February 2002 S-2.)
3.8	Certificate of Amendment of Amended Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.6 to the February 2002 S-2.)
3.9	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.7 to the February 2002 S-2.)
3.10	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.8 to the February 2002 S-2.)
3.11	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 5, 2004. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as filed on August 16, 2004 (the “2004 2Q 10-QSB”).)
3.12	Certificate of Amendment to Certificate of Incorporation, as filed on June 22, 2006.
(Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, as filed on August 21, 2006)
3.13	Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 22, 2007. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, as filed on August 17, 2007.)
3.14	Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 19, 2007. (Incorporated herein by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed April 2, 2008 (the “2007 10-KSB”)
4.1	Form of subscription agreement to purchase common stock of the Company at $0.25 per share. (Incorporated herein by reference to Exhibit 4.38 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed on April 17, 2006 (the “2005 10-KSB”).)
4.2	Form of subscription agreement used to purchase common stock of the Company during 2006. (Incorporated herein by reference to Exhibit 4.43 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed April 17, 2007 (the “2006 10-KSB”).)
4.3	Common Stock Purchase Warrant dated December 8, 2006 in favor of Azimuth Corporation representing the right to purchase 154,808 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.19 to the 2007 10-KSB.)
4.4	Common Stock Purchase Warrant dated December 8, 2006 in favor of Cadmus Corporation representing the right to purchase 195,192 shares of common stock of the Company. (Incorporated herein by reference to Exhibit 4.20 to the 2007 10-KSB.)

Exhibit
No.		Description

4.5		Form of common stock purchase warrant issued in 2006, 2007 and 2008 to vendors in consideration for services rendered, representing the right to purchase an aggregate 24,532 shares of common stock. (Incorporated herein by reference to Exhibit 4.21 to the 2007 10-KSB.)
4.6		Registration Rights Agreement in connection with $7 million maximum offering of Units completed in March 2008. (Incorporated herein by reference to Exhibit 4.22 to the 2007 10-KSB.)
4.7		Form of Warrant in connection with $7 million maximum offering of Units completed in March 2008. (Incorporated herein by reference to Exhibit 4.23 to the 2007 10-KSB.)
10	.1+	1999 Equity Incentive Plan established as of June 1, 1999, as amended. (Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed on July 1, 2004.)
10	.2+	1999 Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix G to the 1999 Proxy Statement.)
10.3		Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C, dated May 18, 2000, pertaining to premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610. (Incorporated by reference to Exhibit 10.32 to the 2000 10-K.)
10.4		First Amendment to Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C., dated February 13, 2001, pertaining to additional premises at 414 N. Orleans, Suite 503, Chicago, Illinois 60610 and extending the term of the original lease until February 28, 2006. (Incorporated by reference to Exhibit 10.33 to the 2000 10-K.)
10.5		Clinical Study Agreement, entered into January 2006, between University Hospitals of Cleveland and the Company. (Incorporated herein by reference to Exhibit 10.36 to 2005 10-KSB.)
10.6		Consulting Agreement, dated January 27, 2006 and effective March 1, 2006, by and between the Company and GSG Enterprises LLC (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed on November 20, 2006 (the “2006 3Q 10-QSB/A”).)
10	.7+	Employment agreement dated November 15, 2006 between Augusto Ocana and the Company. (Incorporated herein by reference to Exhibit 10.39 to the 2006 10-KSB.)
10	.8+	Employment agreement dated November 20, 2006 between Robert McCullough and the Company. (Incorporated herein by reference to Exhibit 10.40 to the 2006 10-KSB.)
10.9		Consulting agreement dated November 20, 2006 between Future Wave Management and the Company. (Incorporated herein by reference to Exhibit 10.41 to the 2006 10-KSB.)
10.10		Consulting agreement dated November 20, 2006 between EBM, Inc. and the Company. (Incorporated herein by reference to Exhibit 10.42 to the 2006 10-KSB.)
10.11		Common Stock Purchase Warrant dated September 28, 2006 issued to David Weissberg representing the right to purchase 400,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.2 to the 2006 3Q 10-QSB/A.)
10	.12+	Common Stock Purchase Warrant dated September 28, 2006 issued to Robert McCullough Jr. representing the right to purchase 400,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.45 to the 2006 10-KSB.)
10	.13+	Common Stock Purchase Warrant dated September 28, 2006 issued to Alexander Milley representing the right to purchase 62,500 shares of common stock. (Incorporated herein by reference to Exhibit 10.46 to the 2006 10-KSB.)
10	.14+	Common Stock Purchase Warrant dated September 28, 2006 issued to John Abeles representing the right to purchase 62,500 shares of common stock. (Incorporated herein by reference to Exhibit 10.47 to the 2006 3Q 10-QSB/A.)
10	.15+	Common Stock Purchase Warrant dated January 22, 2007 issued to Augusto Ocana representing the right to purchase 50,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.40 to the 2007 10-KSB.)
10	.16+	Common Stock Purchase Warrant dated February 12, 2007 issued to Robert McCullough Jr. representing the right to purchase 25,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.41 to the 2007 10-KSB.)

Exhibit
No.		Description

10	.17+	Form of common stock purchase warrants issued to Richard A. Domanik on each of June 29, 2007 and December 18, 2007 representing the right to purchase an aggregate 35,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.42 to the 2007 10-KSB.)
10.18		Form of common stock purchase warrants issued to non-executive employees of the Company during the 2007 fiscal year representing the right to purchase an aggregate 96,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.43 to the 2007 10-KSB.)
10.19		Form of warrant amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, as filed on May 15, 2007).
10.20		Distribution Agreement with M.O.S.S. S.r.L. (Incorporated herein by reference to Exhibit 10.45 to the 2007 10-KSB.)
10.21		Distribution Agreement with MUNDITER — Intercambio Mundial de Comercio, S.A. (Incorporated herein by reference to Exhibit 10.46 to the 2007 10-KSB.)
10.22		Distribution Agreement with Palex Medical S.A. (Incorporated herein by reference to Exhibit 10.47 to the 2007 10-KSB.)
10.23		Distribution Agreement with HT Hospital Technologies GmbH. (Incorporated herein by reference to Exhibit 10.49 to the 2007 10-KSB.)
10	.24+	Amendment to Employment Agreement dated as of December 15, 2006 by and between the Company and Augusto Ocana dated as of July 15, 2007. (Incorporated herein by reference to Exhibit 10.50 to the 2007 10-KSB.)
10	.25+	Second Amendment to Employment Agreement dated as of December 15, 2006 by and between the Company and Augusto Ocana. (Incorporated herein by reference to Exhibit 10.51 to the 2007 10-KSB.)
10.26		Form of Subscription Agreement and Letter of Investment Intent in connection with $7 million maximum offering of Units completed in March 2008. (Incorporated herein by reference to Exhibit 10.52 to the 2007 10-KSB.)
10.27		Purchase Agreement in connection with $7 million maximum offering of Units completed in March 2008. (Incorporated herein by reference to Exhibit 10.52 to the 2007 10-KSB.)
10.28		License agreement with Quantrx Biomedical Corporation dated May 19, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed on August 11, 2008)
14		Code of Ethics and Business Conduct of Officers, Directors and Employees of CytoCore, Inc. (Incorporated herein by reference to Exhibit 99.1 to the 2003 10-KSB.)
21		Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 21 to the 2007 10-KSB.)
23	.1*	Consent of L J Soldinger Associates LLC
23	.2*	Consent of Amper, Politziner & Mattia, LLP
31	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of CytoCore, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of CytoCore, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOCORE, INC.

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Burns Daniel Burns	Chairman of the Board of Directors	March 31, 2009

/s/ Robert McCullough, Jr. Robert McCullough, Jr.	Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer and Director)	March 31, 2009

Alexander M. Milley	Director	March 31, 2009

/s/ John Abeles, M.D. John Abeles, M.D.	Director	March 31, 2009

/s/ Clint Severson Clint Severson	Director	March 31, 2009

/s/ David Weissberg M.D. David Weissberg M.D.	Director	March 31, 2009

/s/ Phillip Bradley Hall M.D. Phillip Bradley Hall M.D.	Director	March 31, 2009

Erik Danielsen	Director	March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cytocore Inc.

We have audited the accompanying consolidated balance sheets of Cytocore Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cytocore Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cytocore Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2009 expressed an unqualified opinion.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, lack of substantial sales and resulting dependence upon access to additional external financing, raise substantial doubt concerning its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  L J Soldinger Associates LLC

March 31, 2009
Deer Park, IL

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CytoCore, Inc.,

We have audited the accompanying consolidated statement of operations, cash flow and stockholders’ deficit of CytoCore, Inc. and Subsidiaries for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively reflect the one-for-ten reverse stock split described in Note 1, present fairly, in all material respects, the consolidated results of operations and cash flows of CytoCore, Inc. and Subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/  Amper, Politziner & Mattia, P.C.

April 16, 2007
Edison, New Jersey

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands, except per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$553	$316
Accounts receivable, net of allowance of $7 for the year ended December 31, 2008	36	15
Inventories	1,168	14
Prepaid expenses and other current assets	58	216

Total current assets	1,815	561
Fixed assets, net	2,040	532
Licenses, patents, and technology, net of amortization	101	20

Total assets	$3,956	$1,113

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable	$2,320	$1,778
Accrued Payroll Costs	127	589
Accrued Expenses	1,041	1,912
Notes Payable	70	70

Total current liabilities	3,558	4,349

Commitments and contingencies	—	—

Stockholders’ equity (Deficit):
Preferred stock; $0.001 par value; shares authorized 10,000,000; 373,559 and 403,272 shares issued and outstanding at December 31, 2008, and 2007 respectively (Liquidation value of all classes of preferred stock of $2,876 at December 31, 2008)	1,492	1,628
Common stock, $0.001 par value; shares authorized 500,000,000; 41,226,903, and 35,866,156 shares issued and 41,207,694, and 35,846,947 shares outstanding at December 31, 2008 and 2007, respectively	41	36
Additional paid-in capital	91,065	80,917
Treasury stock at cost; 19,209 shares at December 31, 2008 and 2007	(327)	(327)
Accumulated deficit	(91,799)	(85,413)
Accumulated comprehensive loss — Cumulative translation adjustment	(74)	(77)

Total stockholders’ equity (deficit)	398	(3,236)

Total liabilities and stockholders’ equity	$3,956	$1,113

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Net Sales	$125	$83	$94
Operating Expenses
Cost of revenues (includes impairment charge of property assets of $169, net of settlement of trade debt of $176 for the year ended December 31, 2006)	81	30	19
Research and development (net of settlement of trade debt of $207 and $342 for the years ended December 31, 2007 and 2006, respectively)	1,852	2,599	854
Selling, general and administrative (net of settlement of trade debt of $56 and $994 for the years ended December 31, 2007 and 2006, respectively)	4,301	5,060	3,967
Selling, general and administrative — related parties	263	239	—

Total cost and expenses	6,497	7,928	4,840

Operating Loss	(6,372)	(7,845)	(4,746)

Other Income (Expense):
Interest expense — related party	—	(93)	(14)
Interest expense (net of settlement of interest of $85 and $70 for the years ended December 31, 2007 and 2006, respectively)	(9)	(9)	(1,818)
Unrealized gain on convertible securities	—	7	—
Interest income	53	21	12

Total other income (expense)	44	(74)	(1,820)

Loss from operations before income taxes	(6,328)	(7,919)	(6,566)
Income taxes	—	—	—

Net Loss	(6,328)	(7,919)	(6,566)
Preferred stock dividends	(58)	(324)	(693)

Net loss applicable to common stockholders	$(6,386)	$(8,243)	$(7,259)

Basic and fully diluted net loss per common share(1)	$(.16)	$(.24)	$(.30)

Weighted average number of common shares outstanding(1)	39,984,394	34,259,161	24,143,146

(1)	Reflects the one-for-ten reverse stock split effected on November 27, 2007. Prior periods have been restated to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Operating Activities:
Net loss	(6,328)	$(7,919)	$(6,566)
Amortization of debt discount	—	—	173
Depreciation	229	34	41
Amortization of license	58	—	—
Increase in allowance for doubtful accounts	7	—	—
Loss on disposal of fixed asset	1	—	—
Non-cash interest related to warrant modification	—	182	100
Impairment charge of property asset	—	—	169
Non-cash interest on beneficial note conversion settled in stock	—	—	1,321
Stock and warrants issued for settlement of debt	—	—	210
Stock and warrants issued to non-employees for services	37	530	832
Non-cash compensation expense	87	549	1,270
Gain on settlements of trade indebtedness	(19)	(349)	(1,581)
Unrealized gain on convertible securities	—	(7)	—
Changes in assets and liabilities:
Accounts receivable	(28)	10	14
Inventories	(1,155)	(14)	26
Prepaid expenses and other current assets	159	(94)	(50)
Accounts payable	371	605	(745)
Deferred Revenues	—	(25)	—
Lease obligation	—	—	(14)
Accrued expenses	(537)	807	(452)

Net cash used for operating activities	(7,118)	(5,691)	(5,252)

Investing activities:
Purchase of license	(139)	—	—
Capital purchases	(1,544)	(324)	(219)

Net cash used for investing activities	(1,683)	(324)	(219)

Financing activities:
Proceeds from issuance of common stock	9,381	3,760	7,362
Financing costs in connection with private placement of stock	(405)	(249)	(79)
Payments of notes payable	—	(355)	(1,185)
Proceeds from exercise of warrants and options	62	2,301	247

Net cash provided by financing activities	9,038	5,457	6,345

Net increase (decrease) in cash and cash equivalents	237	(558)	874
Cash and cash equivalents at beginning of year	316	874	—

Cash and cash equivalents at end of year	$553	$316	$874

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$23	$319
Non-cash transaction during the year for:
Preferred stock and cumulative dividends converted into common stock	$136	$1,616	$5,489
Payment of accrued bonuses with common stock	$604	$—	$—
Warrant exercised with debt	$180	$—	$—
Convertible promissory notes and accrued interest converted into common stock	$—	$—	$2,370
Convertible securities related to shares issued in excess of amount authorized	$—	$567	$—
Settlement of trade debt with stock	$—	$467	$321

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

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

The accompanying notes are an integral part of these consolidated financial statements

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	par Value $0.001		par Value $0.001(1)		Treasury Stock(1)		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Loss	Deficit
	(Dollars in thousands)

January 1, 2007	574,642	$2,920	31,242,958	$31	19,209	$(327)	$71,206	$(77,170)	$(75)	$(3,415)
Comprehensive Loss:
Net loss		—		—		—	—	(7,919)	—	(7,919)
Foreign currency translation		—		—		—	—	—	(2)	(2)

Total net comprehensive loss		—		—		—	—	—	—	(7,921)
Series A preferred stock converted to common stock	(35,405)	(159)	1,546	—		—	159	—	—	—
Series B preferred stock and cumulative dividends converted to common stock	(103,250)	(413)	65,548	—		—	513	(100)	—	—
Series E preferred stock and cumulative dividends converted to common stock	(32,715)	(720)	135,050	—		—	944	(224)	—	—
Sale of common stock, net of financing costs of $249		—	1,741,389	2		—	3,509	—	—	3,511
Exercise of warrants		—	2,397,492	3		—	2,221	—	—	2,224
Exercise of options		—	38,333	—		—	77	—	—	77
Common stock issued for services		—	57,180	—		—	158	—	—	158
Common stock issued in settlement of debt		—	186,660	—		—	467	—	—	467
Warrant conversion exercise price modification		—		—		—	182	—	—	182
Convertible securities in excess of authorized		—		—		—	560	—	—	560
Warrants issued for compensation			—	—		—	549	—	—	549
Warrants issued for services		—		—		—	372	—	—	372

December 31, 2007	403,272	$1,628	35,866,156	$36	19,209	$(327)	$80,917	$(85,413)	$(77)	$(3,236)

1)	Reflects the one-for-ten reverse stock split effected on November 27, 2007. All periods have been restated to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock				Additional		Other	Total
	par Value $0.001		par Value $0.001		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	(Deficit)
	(Dollars in thousands)

January 1, 2008	403,272	$1,628	35,866,156	$36	19,209	$(327)	$80,917	$(85,413)	$(77)	$(3,236)
Comprehensive Loss:
Net loss		—		—		—	—	(6,328)	—	(6,328)
Foreign currency translation		—		—		—	—	—	3	3

Total net comprehensive loss		—		—		—	—	—	—	(6,325)
Series B preferred stock converted to common stock	(28,736)	(115)	19,786	—		—	169	(54)	—	—
Series E preferred stock and cumulative dividends converted to common stock	(977)	(21)	4,305	—		—	25	(4)	—	—
Sale of common stock, net of financing costs of $405		—	4,690,500	5		—	8,971	—	—	8,976
Exercise of warrants		—	301,288	—		—	242	—	—	242
Common stock issued for compensation		—	200,000	—		—	356	—	—	356
Common stock issued for services		—	144,868	—		—	261	—	—	261
Warrants issued for compensation		—		—		—	87	—	—	87
Warrants issued for services		—		—		—	37	—	—	37

December 31, 2008	373,559	$1,492	41,226,903	$41	19,209	$(327)	$91,065	$(91,799)	$(74)	$398

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
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

CCI currently manufacturers and sells one product. CCI is developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutionstm. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations. In addition, most CytoCore Solutions products are specifically designed to support multiple markets, thus providing the customer with a comprehensive and internally consistent migration path as new disease specific products are added to the CytoCore portfolio.

Liquidity

The Company has incurred significant operating losses since its inception and realized limited sales. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing and increasing sales. During the first quarter of 2009, the Company began an offering of 1.4 million units at an offering price of $5.00 per unit to purchase units of Series F Convertible Preferred Stock. Each unit consists of one share of Series F Convertible Preferred Stock and one warrant to purchase five shares of common stock. The warrants will have an exercise price of $0.75. The preferred stock will accrue dividends at the rate of $0.50 per annum, payable in cash or in additional shares of Series F preferred stock at the Company’s option. The preferred stock is convertible into common stock at $0.50, subject to adjustment, per share at any time.

During 2008, CCI raised net proceeds of approximately $9.0 million through the private sale of unregistered, restricted common stock and $0.2 million from the exercise of warrants to purchase common stock. CCI has only enough cash to operate into the second quarter of 2009. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it may be unable to continue its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

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

Principles of Consolidation

The consolidated financial statements included herewith include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates concerning the method of depreciation or the useful life of the equipment used in the production of SoftPAP® Kits, (2) estimates as to the valuation allowance for the amounts recorded and held as inventory of goods and (3) estimates of possible litigation losses.

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

Inventory

As of December 31, 2008, inventory consisted of purchased parts totaling $136,000 and finished goods held for sale totaling $1,032,000. Inventory as of December 31, 2007 consisted of purchased parts necessary to assemble the Company’s SoftPAP® cervical collection device. Inventory is valued at the lower of cost or market, using the first in, first out method. Additionally, as required by SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” items such as idle facility expense, excessive spoilage, freight handling costs and re-handling costs are recognized as current period charges. The allocation of fixed production overheads to the costs of

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

conversion are based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the assets’ estimated useful lives. Principal useful lives are as follows:

Furniture and fixtures	5 years
Laboratory equipment	5 years
Computer and communications equipment	3 years
Design and tooling	5 years
Machinery and Equipment	7 years
Leasehold improvements	Useful life or term of lease, whichever is shorter

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

Stock Based Compensation

We adopted SFAS No. 123R, “Share-Based Payments,” effective January 1, 2006, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards, if any.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars using year-end exchange rates, and all revenues and expenses are translated using average exchange rates during the year.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

Legal Costs

The Company’s policy is to expense legal fees and expenses in the period incurred.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. CCI’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2008, 2007 and 2006 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

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

As of January 1, 2007 the Company adopted FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Risks from Concentrations

The Company had deposits at one financial institution in excess of FDIC insured limits. However, the Company does not believe a material risk of loss exists with respect to the financial position due to concentrations of credit risk.

Revenues were derived solely from six customers during 2008, two customers in 2007 and one customer in 2006.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The Company does not believe that the partial adoption of SFAS 157 has had or will have a material impact on the Company’s financial statements. In February 2008, the FASB issued a FASB Staff Position (“FSP”), FSP SFAS 157-2, Effective Date of FASB Statement No. 157, to defer the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP SFAS 157-2 to have a significant impact on the financial statements

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 has not had a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. We are required to adopt FSP FAS 142-3 prospectively for intangible assets acquired on or after January 1, 2009. Intangible assets acquired prior to January 1, 2009 are not affected by the adoption of FSP FAS 142-3. We are currently evaluating the impact of adopting FSP APB 14-1 on our results of operations and financial condition.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to adopt FSP APB 14-1 at the beginning of 2009 and apply FSP APB 14-1 retrospectively to all periods presented. We are currently evaluating the impact of adopting FSP APB 14-1 on our results of operations and financial condition.

Note 3.	Fixed Assets

Fixed assets consist of the following at December 31:

	2008	2007

Furniture and fixtures	$47	$124
Laboratory equipment	508	622
Computer and communications equipment	261	343
Design and tooling	1,418	486
Machinery and equipment	777	—
Leasehold improvements	—	28

	3,011	1,603
Less accumulated depreciation and amortization	(971)	(1,071)

Total	$2,040	$532

For the years ended December 31, 2008, 2007 and 2006, depreciation expense was $229,000, $34,000 and $41,000, respectively. In 2008, the Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory as very little of the time was spent manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

Note 4.	Licenses, Patents, and Technology

Licenses, patents, and technology include the following at December 31:

	2008	2007

Licenses	$159	$20
Patent costs	133	133
LabCorp Technology Agreement	260	260

Subtotal	552	413
Less accumulated amortization	(451)	(393)

Total	$101	$20

During 2008, the Company purchased a license for certain technology for a total of $200,000, of which $100,000 was paid upon signing the license agreement, and the balance of which is due in 18 equal monthly installments of $5,556. There were 11 payments remaining as of December 31, 2008. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones. The Company is amortizing this license over its estimated useful life of two years. CCI recorded $58,000 as amortization expense during the year ending December 31, 2008.

For the years ended December 31, 2007 and 2006, there was no amortization expense for licenses, patents and technology. All patents and technology have been fully amortized.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

Note 5.	Accrued Expenses

Accrued expenses include the following at December 31:

	2008	2007

Accrued interest	$357	$350
Accrued taxes	102	707
Accrued compensation	241	637
Other accrued expenses	341	218

Total	$1,041	$1,912

Note 6.	Notes Payable

Notes payable at December 31 consist of:

	2008	2007

Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed; due December 27, 1999	34	34
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	15	15
Ventana Medical Systems, Inc., $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest at 8% per annum payable after December 31, 2003	21	21

	$70	$70

Default.  The Company has failed to make principal and interest payments when due and is in breach of certain warranties and representations under certain of the notes included above. Such notes require the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. CCI has not received any written declarations of default from holders of its remaining outstanding notes payable.

Note 7.	Stockholders’ Equity

Reverse Stock Split

On November 19, 2007, our shareholders voted to authorize the Company’s Board of Directors to effect a reverse stock split of common stock at a ratio ranging from not less than a 1-for-5 shares to not more than 1-for-10 shares. On the same day, the Company’s Board of Directors voted to effect a 1-for-10 reverse split. As a result of this stock split, we filed an amendment to our Certificate of Incorporation (as amended to date) with the Secretary of State of the State of Delaware. This amendment became effective on November 27, 2007. As of the effective date of the split, every ten shares of our issued and outstanding common stock, $0.001 par value, automatically converted to one share of common stock, $0.001 par value. No fractional shares of common stock were issued and no cash was paid for fractional shares. The split did not alter any voting rights or other terms of our common stock.

All references to share data have been restated to reflect the split.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

Earnings (loss) per share

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years Ended December 31,
	2008	2007	2006

Basic and Diluted:
Net loss applicable to common stockholder (in thousands)	(6,328)	($8,243)	($7,259)
Weighted average common shares outstanding	39,984,394	34,259,161	24,143,146
Net loss per common share	($.16)	($.24)	($.30)

Stock options and warrants in the amount of 5,546,339, 3,391,792 and 5,734,432 shares and preferred stock convertible into 493,628, 488,820 and 660,811 shares for the years ended December 31, 2008, 2007 and 2006, respectively and convertible notes convertible into 50,977 shares for the year ended December 31, 2006 and 45,000 stock appreciation rights were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the years ended December 31, 2008, 2007 and 2006, respectively.

Preferred Stock

A summary of the Company’s preferred stock as of December 31 is as follows:

		Shares Issued &	Shares Issued &	Shares Issued &
	Shares Authorized	Outstanding	Outstanding	Outstanding
Offering		2008	2007	2006

Series A convertible	590,197	47,250	47,250	82,655
Series B convertible, 10% cumulative	1,500,000	93,750	122,486	225,736
Series C convertible, 10% cumulative	1,666,666	38,333	38,333	38,333
Series D convertible, 10% cumulative	300,000	175,000	175,000	175,000
Series E convertible, 10% cumulative	800,000	19,226	20,203	52,918
Undesignated Preferred Series	5,143,137	—	—	—

Total Preferred Stock	10,000,000	373,559	403,272	574,642

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

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
Cumulative dividends in arrears at December 31, 2008 were $295,000
Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$6.00 per share
Conversion Rate:	0.50 — Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2008 were $82,000
Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	1.00 — Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2008 were $1,255,000
Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$8.00 per share
Conversion Rate:	2.75 — Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10% — Quarterly — Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2008 were $306,000

Issuance of Securities

Common Stock

During fiscal 2008 and 2007, CCI offered common stock to foreign and accredited investors in exchange for cash and to employees, directors and vendors as payment for services rendered in lieu of cash payments.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

During 2008, the Company offered units in a private placement to accredited investors in exchange for cash. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share. These warrants are for a term of three years and are exercisable immediately. Each unit was priced at $4.00. CCI received proceeds totaling approximately $8,976,000, net of expenses of $405,000 from the sale of an aggregate 2,345,250 units. The Company issued a total of 4,690,500 shares of common stock and warrants to purchase an aggregate 2,345,250 shares of common stock. In addition, the Company issued warrants to purchase an aggregate 311,500 shares of common stock to the placement agent that assisted the Company with the unit offering. The warrants have an exercise price of $2.25 per share and are exercisable for three years.

Also during 2008, the Company received gross proceeds of $242,000 from the exercise of warrants for 232,484 shares of unregistered, restricted common stock. Of the 232,484 shares exercised, warrants with respect to 195,192 shares were exercised by an affiliate of one of the Company’s directors. Payment of the exercise price for these warrants was made in part through tendering to the Company stock appreciation rights with a value of $180,000 owed by CCI to the affiliate. In addition, another affiliate of the same director exercised a warrant to purchase 154,808 shares of common stock under a cashless exercise option. As a result, it received 68,804 shares of common stock.

During 2008, CCI issued an aggregate 140,000 shares of restricted, unregistered common stock valued at $1.78 per share to its non-employee directors as payment for services rendered in 2007. The Company previously recorded the value of the common stock as non-cash compensation in 2007. CCI also issued 4,868 shares of unregistered restricted common stock to a non-affiliated consultant at a fair value of $12,000 as payment for services rendered. In addition, during the first quarter of 2008 CCI granted to each of its Chief Executive Officer and its Chief Operating Officer an award of 100,000 shares of restricted, unregistered common stock for services rendered in 2007. CCI recorded the value of such shares as a non-cash compensation expense in 2007.

During 2007, CCI offered shares of unregistered, restricted common stock to accredited investors in exchange for cash. The company received gross proceeds of $3,760,000 to purchase an aggregate 1,741,289 shares of unregistered, restricted common stock at prices ranging from $1.80 to $3.30 per share with a weighted average issuance price of $2.16 per share. In connection with these issuances, the Company paid placement agent fees totaling $249,000, and issued aggregate warrants to purchase 106,750 shares of common stock with exercise prices ranging from $1.80 to $2.00 and a weighted average exercise price of $2.00 per share. These warrants have an exercise term of three years, and are exercisable immediately.

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

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

In June 2007, CCI issued 186,660 shares of common stock with a value of $467,000 to a creditor of Peter Gombrich, CCI’s former CEO and director, as a partial payment of an arbitrators’ award to Mr. Gombrich (see Note 11 — Commitments and Contingencies).

Also during 2007, CCI issued an aggregate 57,180 shares of restricted, unregistered shares of common stock to non-employees for services rendered. The Company valued the common stock at $158,000, using fair value, between $1.90 and $7.00 per share.

During the year ended December 31, 2006, the Company continued an offering of unregistered, restricted common stock to accredited investors in exchange for cash. In 2006, the Company issued 3,821,050 shares of restricted common stock for funds received in 2005.

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

Also, during 2006, the Company received proceeds of $246,988 from the exercise of warrants for 202,308 shares of restricted common stock. In connection with some of these warrant exercises, the Company had reduced the exercise price from the original stated exercise price in order to induce the warrant holder to exercise in order to enable the Company to raise needed cash. Due to these modifications to the exercise prices, the Company recorded the fair value of these modifications at the time of each exercise, which resulted in an aggregate $100,000, which was recorded as additional interest expense since the modified warrants were originally issued in connection with the various convertible notes of the Company.

During 2006, CCI issued an aggregate 680,903 shares of the Company’s restricted common stock to non-employees as payment for services rendered. CCI valued the shares at $519,000 at a weighted average value of $0.76 per share.

In addition, the Company issued an aggregate 292,827 shares of its restricted common stock to various vendors as settlement of trade debt. CCI valued the shares in the aggregate at $321,000 at a weighted average value of $1.10 per share

During 2006 the Company issued 28,852 shares of restricted common stock to a former executive officer for services rendered. CCI valued the shares at $38.000 with a weighted average value of $1.32 per share.

Warrants

During 2008, the Company issued warrants to a company affiliated with the Chairman of the Board of Directors under the terms of a consulting agreement.

During the year ended December 31, 2008, the Company issued warrants in payment for services to purchase an aggregate 21,428 shares of common stock with exercise prices ranging from $2.06 to $2.85 per share. The warrants are for a term of three years and are exercisable immediately. CCI valued the warrants at $37,000 using the Black-Scholes valuation model and recorded the amount as a selling, general and administrative expense.

As noted above, the Company also issued warrants during the 2008 fiscal year to purchase an aggregate 2,345,250 shares to participants in its unit financing and warrants to purchase an aggregate 311,500 shares of common stock to the placement agent that assisted the Company with such offering. All of these warrants are

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

exercisable for three years; the warrants issued to investors have an exercise price of $2.00 per share and the warrants issued to the placement agent have an exercise price of $2.25 per share.

During 2008, the Company also issued warrants to purchase 10,000 shares of common stock with an exercise price of $2.06 per share to its Chief Executive Officer under the terms of his employment agreement. CCI valued the warrants at $16,000 using the Black-Scholes valuation model and recorded the amount as a selling, general and administrative expense. The warrants have a term of three years and are immediately exercisable.

In addition, the Company issued warrants to purchase an aggregate 50,000 shares of common stock with exercise prices ranging from $0.17 to $3.25 per share to employees. CCI valued the warrants at $71,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense. The employee warrants have a term of three years and are immediately exercisable.

During the year ended December 31, 2007 the Company issued to non-executive employees warrants to purchase an aggregate 96,000 shares of common stock with exercise prices from $1.60 to $2.87. The warrants are for a term of three years and are exercisable immediately. CCI valued these warrants at $235,000 using the Black-Scholes model.

Also during 2007, the Company issued to its executive officers, as described in Note 8 — Equity Incentive Plan and Employee Stock Purchase Plan below, warrants to purchase an aggregate 110,000 shares of common stock at exercise prices of $2.00 to $2.67 per share. These warrants were issued in part for the attainment of certain goals as provided for in their employment agreements. The warrants are for a term of three years and are exercisable immediately. CCI valued the warrants at $314,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense

During 2007, the Company issued to vendors warrants to purchase an aggregate 134,905 shares of restricted, unregistered common stock at exercise prices of $1.30 to $3.50 per share. The warrants have a term of three or four years and are exercisable immediately. CCI valued the warrants at $372,000 using the Black-Scholes valuation model and recorded $342,000 as an administrative expense and $30,000 as a research and development expense.

During 2006, CCI issued warrants to purchase 100,000 shares of common stock with an exercise price of $0.40 per share to a non-employee consultant as a settlement for past consulting services. The warrants are for a term of five years and are exercisable immediately. CCI valued the warrants at $128,700 using the Black-Scholes valuation model and recorded the amount as an administrative expense for the year ended December 31, 2006.

Also in 2006, CCI also issued warrants to purchase 30,000 shares of common stock with an exercise price of $1.00 per share to a former employee as a settlement for past employment services. The warrants are for a term of five years and are exercisable immediately. CCI valued the warrants at $37,170 using the Black-Scholes valuation model and recorded the amount as a payroll expense for the year December 31, 2006.

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

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

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

Also during 2006, the Company issued warrants to an executive officer to purchase a total of 50,000 shares of restricted common stock at an exercise price of $1.30 per share, exercisable immediately and for a term of three years. The Company also issued 50,000 warrants to a former executive officer for compensation owed him during his employment term, to purchase a total of 50,000 shares of common stock at an exercise price of $2.00 per share, exercisable immediately and for a term of five years. CCI recorded total non-cash compensation expense in connection with these warrants of $137,050, based upon the fair value as determined using the Black-Scholes valuation model.

Exchange of Certain Convertible Promissory Notes for Common Shares

During the year ended December 31, 2006, holders of certain convertible promissory notes (Bridge I, II and III, including notes to a related party) elected to convert an aggregate of $952,500 in principal and $278,000 of accrued interest into 933,770 unregistered shares of the Company’s common stock. The Company also settled other notes payable to related parties in principal and accrued interest of approximately $120,000 for 90,019 unregistered shares of the Company’s common stock during the year ended December 31, 2006.

Also in 2006, Monsun converted its convertible promissory notes in the principal amount of $500,000 and $519,000 into 762,433 unregistered shares of the Company’s common stock. Since the actual conversion rate was less than the rate specified in the note, the Company recorded an additional non-cash charge to interest expense of $1,321,000 on the beneficial conversion of the Monsun note.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

Conversions of Preferred Stock

During 2008, a holder of 28,736 shares of Series B Convertible Preferred Stock elected to convert its preferred shares and accrued and unpaid dividends into 19,786 unregistered shares of the Company’s common stock, and holders of an aggregate 977 shares of Series E Convertible Preferred Stock elected to convert such preferred shares and accrued and unpaid dividends thereon into an aggregate 4,305 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $58,000 for the 2008 fiscal year.

During 2007, a holder of Series A Convertible Preferred Stock elected to convert 35,405 shares into 1,546 unregistered shares of CCI’s common stock, two holders of Series B Convertible Cumulative Preferred Stock elected to convert 103,250 shares and cumulative dividends totaling $242,482 into 65,548 unregistered shares of the Company’s common stock, and several holders converted 32,715 shares of Series E Convertible Preferred Stock, including cumulative dividends totaling $360,711, into 135,050 unregistered shares of common stock. As a result of the above conversions, the Company recorded a preferred stock dividend of $334,000 for the 2007 fiscal year.

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

Application of Black-Scholes Valuation Model

In applying the Black-Scholes valuation model, the Company used the following assumptions for the years ended December 31:

	2008	2007	2006

Expected volatility	125% - 132%	120% - 143%	84%-206%
Expected term (years)	1 1/2	1 1/2 - 2	3-5
Risk-free interest rate	4.25%	4.25%	4.25% - 4.50%
Expected dividend yield	0%	0%	0%
Forfeiture rate	0%	0%	0%
Resulting weighted average grant date fair value	$1.49	$2.80	$1.20

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the warrants or stock options. The expected term calculation is based upon the expected term the warrant or option is to be held, which in most cases is one-half of the term of the warrant or option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

Warrants

At December 31, 2008, the Company had the following outstanding warrants to purchase shares of Common Stock:

	Total Warrant	Warrant Shares	Exercise Price	Weighted Average
	Shares Outstanding	Exercisable	(not weighted)	Years until Expiration

	2,000	2,000	$0.17	2.86
	7,000	7,000	$0.61	2.68
	86,700	86,700	$1.00	1.36
	400,000	400,000	$1.28	0.74
	12,500	12,500	$1.30	1.03
	20,000	20,000	$1.33	2.18
	5,000	5,000	$1.45	2.33
	494,233	494,233	$1.50	2.30
	29,498	29,498	$1.60	0.50
	10,000	10,000	$1.66	1.62
	47,500	47,500	$1.70	0.63
	352,403	352,403	$1.80	2.25
	29,000	29,000	$1.89	2.16
	4,500	4,500	$1.90	1.38
	3,343,684	3,343,684	$2.00	2.10
	30,000	30,000	$2.06	2.25
	2,000	2,000	$2.23	2.25
	311,550	311,550	$2.25	2.29
	75,000	75,000	$2.60	1.12
	30,000	30,000	$2.67	1.49
	30,000	30,000	$2.80	1.58
	64,000	64,000	$2.87	1.30
	10,000	10,000	$3.25	2.25
	25,000	25,000	$3.30	0.53
	10,001	10,001	$3.50	1.71
	1,328	1,328	$75.10	Perpetual
	1,328	1,328	$150.50	Perpetual
	1,328	1,328	$226.20	Perpetual

Total	5,435,553	5,435,553

The Company was obligated under the terms of the subscription agreements for the Bridge I and Bridge II convertible promissory notes to issue additional warrants to the note holders based on certain events. If and when the holder of a Bridge I note elects to convert the principal of the note into shares of CCI common stock, the holder was entitled to receive a warrant to purchase one share of CCI common stock for each four shares of CCI common stock into which the note was converted at an exercise price equal to $2.00, based on the written offer dated October 10, 2003. The Company issued 157,273 warrants in the fourth quarter of 2006 to all the holders that have converted their notes and accrued interest.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

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

The Board of Directors has also granted options and warrants to purchase common stock of CCI that are not covered by the terms of the Plan. As of December 31, 2008, there were 1,725,280 shares of common stock available to be issued under the Plan.

For the years ended December 31, 2008, 2007 and 2006, the Company did not grant any options under the Plan or otherwise.

However, during 2008, the Company issued warrants to purchase 10,000 shares of common stock with an exercise price of $2.06 per share to its Chief Executive Officer under the terms of his employment agreement. CCI valued the warrants at $16,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense in selling, general and administrative expense. The warrants have a term of three years and are immediately exercisable.

In addition, the Company issued to non-executive employees warrants to purchase an aggregate 50,000 shares of common stock with exercise prices of $0.17 and $3.25 per share. The Company valued these warrants at $71,000 using the Black-Scholes valuation model. The warrants have a term of three years and are immediately exercisable.

During the quarter ended December 31, 2007, the Company issued to its Chief Operating Officer warrants to purchase 5,000 shares of common stock with an exercise price of $1.89 per share. The warrants have a term of three years and are exercisable immediately. CCI valued the warrants at $6,600 using the Black-Scholes valuation model. During the year ended December 31, 2007, CCI issued to a former chief executive officer under the terms of his

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

employment agreement warrants to purchase a total of 50,000 shares of common stock with an exercise price of $2.00 per share and to its then-president warrants to purchase 35,000 shares of common stock with exercise prices ranging from $1.89 to $2.67. The warrants have a term of three years and are exercisable immediately. CCI valued the warrants collectively at $205,000 using the Black-Scholes valuation model. In addition during the period, CCI issued its chief executive officer under the terms of his employment agreement warrants to purchase a total of 25,000 shares of common stock with an exercise price of $2.60 per share. The warrants have a term of three years and became exercisable on June 21, 2007. CCI valued the warrants at $109,000 using the Black-Scholes valuation model.

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

The fair value of each stock option and warrant award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the years ended December 31:

	2008	2007	2006

Expected volatility	125% - 132%	120% - 143%	84% - 206%
Expected term (years)	1 1/2	1 1/2 - 2	3-5
Risk-free interest rate	4.25%	4.25	4.25% - 4.50%
Expected dividend yield	0%	0%	0%
Forfeiture rate	0%	0%	0%
Resulting weighted average grant date fair value	$1.49	$2.80	$1.20

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the warrants or stock options. The expected term calculation is based upon the expected term the warrant or option is to be held, which in most cases is one-half of the term of the warrant or option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

As of December 31, 2008, there were no unrecognized compensation costs related to unvested share-based compensation arrangements since all costs related to grants in 2008 or previous years were fully recognized as of December 31, 2008.

A summary of the Company’s stock option activity and related information follows:

1999 Stock Option Plan

		Weighted		Weighted Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual Life
	Options	Price	Value	(Years)

Outstanding at December 31, 2005	400,398	$4.412	$0.00
Granted	—
Exercised	—
Forfeited	(174,600)

Outstanding at December 31, 2006	225,798	$2.767	$433,500	$1.68
Granted	—
Exercised	(38,333)	$2.000
Forfeited	(26,679)	$2.000

Outstanding at December 31, 2007	160,786	$3.050	$0.00	1.01
Granted	—
Exercised	—
Forfeited	(50,000)	$3.220

Outstanding and exercisable at December 31, 2008	110,786	$2.974	$0.00	0.15

Warrants and options issued outside of the Plan for employee compensation

		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual Life
	Warrants	Price	Value	(Years)

Outstanding at December 31, 2005	—
Granted	1,025,000	$1.70
Exercised	—
Forfeited

Outstanding at December 31, 2006	1,025,000	$1.70	$323,100
Granted	330,000	$1.70
Exercised	(50,000)
Forfeited	—

Outstanding at December 31, 2007	1,305,000	$1.82	$299,000
Granted	79,000	$1.45
Exercised	—
Forfeited	—

Exercisable at December 31, 2008	1,384,000	$1.80	$7,000	1.85

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

At the Annual Meeting of Stockholders on May 25, 1999, CCI stockholders also approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan offers employees the opportunity to purchase shares of common stock of CCI through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. The aggregate number of shares available for purchase under the Purchase Plan is 16,000. There was no activity in the Purchase Plan in 2008, 2007 or 2006.

Stock Appreciation Rights

During 2008, the holder of 45,000 stock appreciation rights (“SARs”) tendered the debt to the Company totaling $180,000 as payment for part of an exercise of warrants to purchase common stock (see Note 7 — Stockholders’ Equity). At December 31, 2007, CCI had 45,000 stock appreciation rights outstanding and a related liability for $180,000. These SARs, issued in 1989, had an exercise price of $3.00 and could be exercised through November 20, 2001. These SARs were deemed automatically exercised on November 20, 2001 if not done so at the option of the holder. In general, each SAR entitles the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of common stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by CCI prior to the exercise date.

Note 9.	Leases

During the year ended December 31, 2008, the Company amended its current facilities lease. CCI moved its administrative and sales operations to Suite 510 from Suite 502 in the same location, thereby increasing its leased space by approximately 3,100 square feet to 5,627 square feet. The amended lease is for a term of five years terminating on October 31, 2013, with one option to terminate the lease with nine months notice on October 31, 2011. The amended lease provides for initial annual rental payments of approximately $127,000, increasing each year to reach $150,000 in the final year of the lease. Total rental expense related to the Company’s headquarters location during the years ended December 31, 2008, 2007 and 2006 was $136,000, $85,000 and $72,000, respectively.

Future minimum annual lease payments under these leases as of December 31, 2008 are:

Operating
Year	Leases

2009	$132
2010	$137
2011	$141
2012	$145
2013	$124

Total	$679

Note 10.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Federal	—	—	—
State and Local	—	—	—
Foreign	—	—	—

Total Income Tax Expense	$—	$—	$—

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

	2008	2007	2006

Current	—	—	—
Deferred	—	—	—

Total Income Tax Expense	$—	$—	$—

For the years ended December 31, 2008, 2007 and 2006, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	2008	2007	2006

Tax Expense/(Benefit) at U.S Statutory Rate	$(2,151,403)	$(2,693,000)	(1,964,000)
Effect of premanent differences	3,544	—	—
State income Taxes, net of benefit	(304,364)	—	—
Foreign Rate Differential	—	—	—
Tax Rate Change	903,088	—	—
Alternative minimum tax	—	—	—
Other	(1)	(230,000)	—
Change in Valuation Allowance	1,549,136	2,923,000	1,964,000

Provision for Income Taxes	$—	$—	—

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2008	2007

Deferred Tax Assets:
Net Operating Loss Carryforwards	28,306,745	28,730,008
Non-cash compensation	391,352	368,541
Writedown of intangibles	20,794	12,153
Accrued liabilities	187,549	416,955
Allowance and reserves	2,756	—

Total Deferred Tax Assets	28,909,195	29,527,657

Deferred Tax Liabilities:
Total Deferred Tax Liabilities	—	—

Net Deferred Tax Asset/(Liability)	28,909,195	29,527,657

Valuation Allowance	(28,909,195)	(29,527,657)

Net Deferred Tax Asset/(Liability)	—	—

At December 31, 2008 and 2007, CytoCore, Inc. had net operating loss carry forwards for U.S. federal income tax of approximately $71.7 million and $70.5 million and state income tax of approximately $81.2 million and $79.1 million respectively, which will begin to expire in 2018 and 2017, respectively. In September 2001, the Company acquired 100% of the outstanding stock of AccMed International, Inc. by means of merger of AccuMed into a wholly-owned subsidiary of the Company. AccuMed had a net operating loss carry forward for US federal income tax purposes. For federal tax purposes, the acquired NOL is subject to limitation as prescribed under IRC Section 382 to approximately $6.2 million. The net operating loss carry forward will expire at approximately $415

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

thousand per year, starting December 31, 2006. At December 31, 2008, total net operating loss carry forward is approximately $5.0 million.

In 2008 the Company filed its past due U.S. federal and state income tax returns for the tax years 2002 through 2007, which resulted in a downward revision of both U.S. federal and state net operating loss carryforwards. The changes to the U.S. federal and state net operating carryforwards, associated deferred tax assets and accompanying valuation allowance for those tax years have been reflected in 2008.

For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carry forwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance decreased by approximately $0.6 million and increased $2.9 million for the years ended December 31, 2008 and 2007, respectively.

Tax Uncertainties

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS”). The interpretation prescribes recognition and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years from 2001 to 2007. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

Amount

Gross unrecognized tax benefits at December 31, 2007	$ —
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2008	$ —

The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

Note 11.	Commitments and contingencies

Legal Proceedings

Settled in 2008

Attorney General of Illinois.  In the third quarter of 2006, the Attorney General of the State of Illinois brought an action in the Circuit Court of Cook County, Illinois (Case No. 2006-L-003353) against the Company with regard to the Company’s alleged failure to pay back wages in the amount of $282,833 to certain of CCI’s former employees. The Company believed that it had settled the former employees’ claims and supplied the State with substantiation that all such back wages had been paid. As of May 9, 2007, the Circuit Court dismissed all the claims except for one remaining claim amounting to approximately $10,000. The final claim was dismissed by the Circuit Court in 2008. CCI believes that it has no further obligations in this matter.

Diamics, Inc.  In August of 2006, Diamics, Inc. brought an action against Dr. Reid Jilek and CCI in the Superior Court of Marin County, California (Case No. CV063475) to declare that Diamics had fully performed its payment obligations under a promissory note (“the Note”) which Diamics had previously issued to Dr. Jilek and for attorneys fees. The Note entitled Dr. Jilek to a non-dilutable 10% ownership interest in Diamics if the company’s payment of the loan installments under the note to Dr. Jilek were not timely made. Dr. Jilek asserted that Diamics defaulted under the Note and that he was entitled to the non-dilutable 10% equity ownership in Diamics. Dr. Jilek subsequently assigned his rights under the Note to the Company. The case was transferred to the Superior Court of San Diego. During 2008, the Court issued a ruling in that the ownership rights were subject to dilution. There was no provision for monetary damages in the court’s ruling. CCI has decided not to appeal this decision.

Daniel McMahon.  In June 2008, Daniel McMahon, a former employee, filed suit against CCI in the Circuit Court of Cook County, Illinois, Law Division (Case No. 2008L005847) alleging that the Company had breached a contract with Mr. McMahon. Mr. McMahon alleged that the Company failed to fully pay the amount required under the severance provision of the contract, and that CCI owed Mr. McMahon $87,546 net of $9,654 in payments made. In September 2008 CCI entered into a settlement agreement with Mr. McMahon, whereby CCI paid to Mr. McMahon $50,000 and Mr. McMahon and CCI released each other from all future claims. CCI believes that it has no further obligation to Mr. McMahon.

Pending as of December 31, 2008

NeoMed Innovation III L.P.  In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Northern District of Illinois (Case No. 07C 5721). NeoMed alleges that the Company has breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 at the option of the holder in the form of common stock valued at $1.50 (adjusted for stock splits and equity raised at lower valuations). In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. Despite accepting this payment, NeoMed is demanding that the Company honor the alleged contract. CCI believes its payment of principal and accrued interest to NeoMed satisfied all of CCI’s obligations owed to NeoMed

Other claims

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

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

During 2006, the Company settled claims of creditors totaling approximately $2.5 million through cash payments of approximately $800,000 and the issuance of 292,827 shares of restricted common stock issued at a value of approximately $320,500. In addition, the Company issued 45,000 warrants valued at $44,000.

Commitments

The Company has entered into long term commitments with various parties for the distribution of its products in domestic and foreign markets.

Note 12.	Related Party Transactions

During the year ended December 31, 2008, Daniel Burns, Chairman of the Board of Directors of the Company, was paid directly $17,000 as reimbursement for income taxes incurred on a common stock award made in 2006 and $23,000 as a reimbursement for expenses. Also, Future Wave Management Inc., of which Mr. Burns is President, was paid $181,000 for consulting services and $25,000 for expenses. In addition, the Company issued warrants to Future Wave under the terms of a consulting agreement. The warrants, which are exercisable immediately, entitle the recipient to purchase 10,000 shares of common stock at $2.06 per share and have a term of three years. The warrants were valued at $16,000.

In 2007, Mr. Burns exercised warrants to purchase 418,850 shares of restricted, unregistered common stock, and was paid directly $77,000 as reimbursement for income taxes incurred on a common stock award made in 2006. Also, Future Wave was paid $150,000 for consulting services and $25,000 for reimbursement of expenses. In 2006, the Company made payments to Mr. Burns totaling $154,000 in consideration for his consulting services and reimbursement totaling $31,000 for fees and expenses. The Company also issued Mr. Burns an aggregate 437,500 shares of restricted common stock in April 2006, which closing price on the date of issuance was $1.80, for services rendered.

During 2008, the Company paid to Erik Danielsen, who became a director of the Company in September, 2008, $25,000 under a consulting agreement which terminated in March 2008. During 2007, the Company paid Mr. Danielson $282,000. In 2006, the Company paid him $117,500 and issued him warrants to purchase an aggregate 165,813 shares of the common stock, $.001 par value, of the Company with exercise prices ranging from $1.50 to $1.80 per share.

In December 2006, Dr. Floyd Taub, a former director of the Company and former Chief Executive Officer, through his wholly-owned company FindCure.org, entered into a consulting agreement with the Company, and Dr. Taub also personally entered into an agreement to serve on CCI’s Medical Advisory Board. The consulting agreement called for the payment of $5,000 per month and reimbursement of out-of-pocket expenses. The agreement to serve on the Medical Advisory Board provided for the monthly payment of $2,000 payable in unregistered, restricted common stock of the Company valued at $1.90 per share. During 2007 the Company paid FindCure.org a total of $41,367 in cash under the consulting agreement and issued to FindCure.org 7,368 shares of common stock as payment under Dr. Taub’s agreement to serve on the Medical Advisory Board.

During 2007, three officers of the Company exercised warrants to purchase an aggregate 105,728 shares of restricted, unregistered common stock for a total proceeds of $116,000.

Also in 2007 the Company agreed to pay Cadmus Corporation, an affiliate of Alexander Milley, a director of the Company, $45,000 for reimbursement of the tax incurred as a result of modifying the terms of the warrant agreements discussed below.

During 2006, Mr. Milley, Azimuth Corporation, Cadmus Corporation and other affiliates of Mr. Milley converted 119,460 shares of Series E Convertible Cumulative Preferred Stock and cumulative dividends totaling $1,477,986 into 476,348 shares of common stock. Also in 2006, the 650,000 warrants issued to Azimuth and Cadmus in February 2005 (see Note 7 — Stockholders’ Equity) were modified. The total warrants were reduced to

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007 — (Continued)

350,000, or 154,808 and 195,192 shares to Azimuth and Cadmus, respectively, at an exercise price of $1.00 per share. These warrants were exercised in July 2008 as described herein. This modification did not result in an increase in the fair value of the warrants; therefore no further charges were taken.

Also in 2006, Northlea Partners Ltd., an affiliate of John Abeles M.D., a director, converted approximately $120,000 in principal and accrued interest into 90,019 shares unregistered shares of common stock. The same affiliate also converted 7,665 shares of Series E Convertible Cumulative Preferred Stock and cumulative dividends totaling $75,995 into 30,563 shares of unregistered common stock.

In 2006, an affiliate of the Company’s CEO purchased 187,500 shares of restricted unregistered common stock at $0.40 per share.

Note 13.	Selected Quarterly Financial Information (Unaudited)

The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2008 and 2007:

	Quarter Ended
	March 31	June 30	September 30	December 31
	Dollars in thousands, except per share amounts

2008
Net Sales	$46	$36	$28	$15
Operating loss	(1,901)	(1,725)	(1,549)	(1,204)
Net loss	(1,886)	(1,702)	(1,537)	(1,203)
Basic and fully diluted net loss per common share	$(0.05)	$(0.04)	$(0.04)	$(0.03)
2007
Net Sales	$22	$18	$15	$28
Operating loss	(2,081)	(1,400)	(1,585)	(2,779)
Net loss	(2,460)	(1,012)	(1,569)	(2,878)
Basic and fully diluted net loss per common share(1)	$(0.05)	$(0.03)	$(0.04)	$(0.08)

(1)	Reflects the one-for-ten reverse stock split effected on November 27, 2007. March 31, June 30, and September 30 have been restated to reflect the reverse stock split.

Note 14.	Subsequent Events

During the first quarter of 2009, the Company began an offering of 1.4 million units at an offering price of $5.00 per unit to purchase units of Series F Convertible Preferred Stock. Each unit consists of one share of Series F Convertible Preferred Stock and one warrant to purchase common stock. The warrants will have an exercise price of $0.75. The preferred stock will accrue dividends at the rate of $0.50 per annum, payable in cash or in additional shares of Series F preferred stock at the Company’s option. The preferred stock is convertible into common stock at $0.50 per share at any time, subject to adjustment, unless the conversion price is reset under the terms of the certificate of designation. If the Company’s common stock trades at or above $2.00 per share for 20 out of 30 consecutive trading days with an average trading volume of over 200,000 share, the Series F preferred shares will automatically convert to common stock at a price of $0.50 per share unless the conversion price is reset under the terms of the certificate of designation. The Series F shares will rank senior to the Company’s common stock and all outstanding preferred stock except for the Series E Preferred Stock, and will have voting rights along with the common stock. Both the Series F preferred shares and the warrants have standard anti-dilution provisions.