Form 10-Q
period 2009-03-31
CytoCore Inc
filed 2009-05-18
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (not required)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rue 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
COMMON STOCK, $0.001 PAR VALUE, AT MAY 15, 2009: 40,860,056

CYTOCORE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$17	$553
Accounts receivable, net of allowance of $7 at March 31, 2009 and December 31, 2008	32	36
Inventories	1,299	1,168
Prepaid expenses and other current assets	39	58

Total current assets	1,387	1,815
Fixed assets, net	2,171	2,040
Licenses, patents and technology, net of amortization	92	101

Total assets	$3,650	$3,956

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$2,244	$2,320
Accrued payroll costs	196	127
Advances payable to related parties	578	—
Accrued expenses	2,056	1,041
Notes payable	70	70

Total current liabilities	5,144	3,558

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,555 and 373,559 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively (Liquidation value of all classes of preferred stock $2,875 at March 31, 2009)	1,492	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 41,304,196 and 41,226,903 shares issued and 41,284,987 and 41,207,694 shares outstanding at March 31, 2009 and December 31, 2008, respectively	41	41
Additional paid-in-capital	91,105	91,065
Treasury stock: 19,209 shares at March 31, 2009 and December 31, 2008	(327)	(327)
Accumulated deficit	(93,731)	(91,799)
Accumulated comprehensive loss—
Cumulative translation adjustment	(74)	(74)

Total stockholders’ equity (deficit)	(1,494)	398

Total liabilities and stockholders’ equity (deficit)	$3,650	$3,956

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Net sales	$14	$46

Operating expenses
Cost of revenues	6	77
Research and development	113	809
Selling, general, and administrative	878	1,014
Selling, general, and administrative — related party	—	46

Total operating expenses	997	1,946

Operating loss	(983)	(1,900)

Other income (expense):
Interest income	—	15
Provision for legal settlement	(948)
Interest expense	(2)	(1)

Total other income (expense)	(950)	14

Net loss	(1,933)	(1,886)

Preferred stock dividend	—	(4)

Net loss applicable to common stockholders	$(1,933)	$(1,890)

Basic and diluted net loss per common share	$(0.05)	$(0.05)

Basic and diluted weighed average number of common shares outstanding	41,244,084	36,884,138

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Operating Activities:
Net loss	$(1,933)	$(1,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	31
Gain on settlements of indebtedness	—	(19)
Warrants issued to non-employees for services	—	5
Non-cash compensation expense	—	43
Stock issued to non-employees for services	5	—
Non-cash charge for legal settlement	948	—
Changes in assets and liabilities:
Accounts receivable	4	(10)
Inventories	(131)	(121)
Prepaid expenses and other current assets	19	127
Accounts payable	(282)	(364)
Accrued expenses	168	(403)

Net cash used in operating activities	(1,101)	(2,597)

Investing activities:
Purchase of license	(17)	—
Purchase of fixed assets	—	(631)

Net cash used in investing activities	(17)	(631)

Financing activities:
Proceeds from related parties	578	—
Proceeds from issuance of common stock and warrants	—	9,100
Financing costs in connection with private placement of stock	—	(395)
Proceeds from common stock subscribed	—	122
Proceeds from exercise of warrants	4	20

Net cash provided by financing activities	582	8,847

Net increase (decrease) in cash and cash equivalents	(536)	5,619

Cash and cash equivalents at the beginning of period	553	316

Cash and cash equivalents at end of period	$17	$5,935

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Preferred stock and cumulative dividends converted into common stock	$—	$22
Subscriptions receivable	$—	$159
Payment of accrued wages with common stock	$31	$604
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
     The Company currently sells one product. CCI is developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the CytoCore Solutions™ trade name. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations. In addition, most CytoCore Solutions products are specifically designed to support multiple markets, thus providing the customer with a comprehensive and internally consistent migration path as new disease-specific products are added to the CytoCore portfolio.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At March 31, 2009, the Company had $17,000 in cash, and does not have sufficient cash on hand to fund its operations. During the first quarter of 2009, the Company began an offering of 1.4 million units at an offering price of $5.00 per unit. Each unit consists of one share of Series F Convertible Preferred Stock and one warrant to purchase common stock. The warrants will have an exercise price of $0.75 per share. The preferred stock will accrue dividends at the rate of $0.50 per annum, payable in cash or in additional shares of Series F Preferred Stock at the Company’s option. The preferred stock is convertible into common stock at $0.50 per share at any time, subject to adjustment, unless the conversion price is reset under the terms of the certificate of designation. If the Company’s common stock trades at or above $2.00 per share for 20 out of 30 consecutive trading days with an average trading volume of over 200,000 shares, the Series F preferred shares will automatically convert to common stock at a price of $0.50 per share unless the conversion price is reset under the terms of the certificate of designation. The Series F shares will rank senior to the Company’s common stock and all outstanding preferred stock except for the Company’s Series E Preferred Stock, and will have voting rights along with the common stock. Both the Series F preferred shares and the warrants have standard anti-dilution provisions. There were no funds received from this offering in the first quarter.
     Also in the first quarter of 2009, the Company offered to holders of its warrants to purchase common stock the opportunity to exercise such warrants at a reduced price of $0.25 per share. As of May 12, 2009, holders of warrants to purchase an aggregate 682,338 shares exercised their warrants. The Company has received $171,000 from these exercises.
     If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it may be unable to continue its product development efforts and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Basis of Presentation
     The consolidated financial statements for the periods ended March 31, 2009 and 2008 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC.
     Certain items for the quarter ended March 31, 2008 have been reclassified in order to conform to the current financial statement presentation.
     There was no other comprehensive income or loss in the periods presented.
Note 3. Inventory
Inventory consists of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Purchased Parts	$271	$136
Finished goods	1,028	1,032

Total	$1,299	$1,168

     Inventory is valued at the lower of cost or market, using the first in, first out method. Additionally, as required by SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” items such as idle facility expense, excessive spoilage, freight, handling costs and re-handling costs are recognized as current period charges. The allocation of fixed production overheads to the costs of conversion are based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred.
Note 4. Fixed Assets
Fixed assets consist of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,625	1,418
Machinery and equipment	777	777

	3,218	3,011
Less accumulated depreciation and amortization	(1,047)	(971)

Total	$2,171	$2,040

     During the first quarter of 2009, a supplier placed a lien on all of the Company’s machinery and equipment. The supplier claims the Company owes approximately $382,000. CCI is working to resolve this claim.

Note 5. Licenses, Patents, and Technology
Licenses, patents, and technology include the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Licenses	$176	$159
Patent costs	133	133
LabCorp Technology Agreement	260	260

	569	552
Less accumulated amortization	(477)	(451)

Total	$92	$101

     During 2008, the Company purchased a license for certain technology for a total of $200,000, of which $100,000 was paid upon signing the license agreement, and the balance of which is due in 18 equal monthly installments of $5,556. There were eight payments remaining as of March 31, 2009. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. The Company is amortizing this license over its estimated useful life of two years.
Note 6. Accrued Expenses
Accrued expenses include the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Accrued interest	$358	$357
Provision for legal settlement	948	—
Accrued franchise and other taxes	131	102
Accrued compensation	276	241
Other accrued expenses	343	341

Total	$2,056	$1,041

Note 7. Notes Payable and Advances-related parties
Notes payable to unrelated parties consist of:

	March 31,	December 31,
	2009	2008
	(unaudited)

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001.	$15	$15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34

	$70	$70

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
     During the quarter the Company was advanced $578,000 from related parties.
Note 8. Stockholders’ Equity (Deficit)
     Loss per share
     A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	March 31,	March 31,
	2009	2008
	(unaudited)
Basic and Diluted:
Net loss applicable to common stockholder (in thousands)	($1,933)	($1,890)
Weighted average common shares outstanding	41,244,084	36,884,138
Net loss per common share	($0.05)	($0.05)

     Stock options and warrants to purchase 5,281,598 and 5,689,346 common shares and preferred stock convertible into 500,619 and 491,893 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended March 31, 2009 and March 31, 2008, respectively.
     As of March 31, 2009 and 2008, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with SFAS No. 128, “Earnings per Share”, these dividends were added to the net loss in the net loss per share. After taking these undeclared and unpaid preferred dividends into account for the period, the net loss applicable to common stockholders for the three months ended March 31, 2009 and 2008 was $1,999,000 and $1,959,000, respectively.
     Preferred Stock
A summary of the Company’s preferred stock is as follows:

	March 31,	December 31,
	2009	2008
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
	(unaudited)
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	19,222	19,226

Total Preferred Stock	373,555	373,559

     Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367—Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	0.40—Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2009 were $304,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2009 were $85,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2009 were $1,298,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2009 were $317,000
     Conversion of Series E Preferred Shares for Common Shares
     During the three months ended March 31, 2009, a holder of four shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into 20 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $7.00.
     Repricing of Warrants for Cash
     On March 23, 2009, the Company offered to all holders of warrants to purchase shares of the Company’s common stock the option to exercise their warrants at a reduced exercise price of $0.25 per share. The original offer expired on April 23, 2009 and was subsequently extended until May 8, 2009. As of March 31, 2009, the Company received gross proceeds of $4,000 from the exercise of warrants for 17,250 shares of unregistered, restricted common stock. As of March 31, 2009, such 17,250 shares were not yet issued by the transfer agent.
     Issuance of Common Stock as Payment for Services
     During the quarter ended March 31, 2009, CCI issued 16,129 shares of restricted, unregistered common stock valued at $0.31 per share to a consultant as payment for services rendered. The Company recorded the value of the common stock at $5,000 and recorded the amount as a selling, general and administrative expense for the three months ended March 31, 2009.

     Issuance of Stock as Payment for Employee Compensation
     In the first quarter of the 2009 fiscal year, as described in Note 9 below, the Company issued to two of its executive officers an aggregate 61,144 shares of restricted, unregistered common stock valued at $0.50 per share as compensation for services rendered in 2008. The shares were valued at $31,000, and such amount was recorded as compensation in 2008.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the three months ended March 31, 2009 and 2008:

2008
Expected volatility	125%
Expected term (years)	1.5
Risk-free interest rate	4.25%
Expected dividend yield	0%
Forfeiture rate	0%
Resulting weighted average grant date fair value	$1.58

Note 9.	Equity Incentive Plan and Employee Stock Purchase Plan and other Share-Based Employee Payments
     The Company has a shareholder-approved stock incentive plan for employees and directors, the 1999 Equity Incentive Plan, which provides for the issuance of up to 2 million shares under various forms of equity awards. For the three months ended March 31, 2009, the Company did not grant any options or other equity awards under this plan or otherwise to its employees.
     During the quarter ended March 31, 2009, CCI’s Chief Executive Officer and Chief Operating Officer elected to receive a portion of their compensation, totaling 39,459 and 21,685 shares respectively, in restricted, unregistered common stock for services rendered in 2008. CCI valued the common stock at $0.50 per share for an aggregate total of $31,000 using the trading price on the last day of the month and recorded such value as compensation expense in 2008.
     Stockholders also approved the 1999 Employee Stock Purchase Plan, which offers employees the opportunity to purchase shares of CCI common stock through a payroll deduction at 85% of the fair market value of such shares at specified dates. There was no activity under the purchase plan during the first quarter of the 2009 fiscal year.

Note 10.	Legal Proceedings
     The Company is a party to a legal proceeding which is described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. To the Company’s knowledge, there have been no cases initiated by or against the Company, nor any cases resolved, since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. A summary of the pending case is as follows:
     NeoMed Innovation III L.P. In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Eastern District of Illinois (Case No. 07C 5721). NeoMed alleges that the Company breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 at the option of the holder in the form of common stock valued at $1.50 (adjusted for stock splits and equity raised at lower valuations). In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. Despite accepting this payment, NeoMed is demanding that the Company honor the alleged contract. CCI believes its payment of principal and accrued interest to NeoMed satisfied all of CCI’s obligations owed to NeoMed.

     In April, 2009, the Company entered into a tentative settlement agreement with NeoMed. The terms of the agreement provide that the Company will issue 2,680,800 shares of restricted, unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock at an exercise price of $0.50 per share. As a result of the tentative settlement, the Company has made an additional provision totaling $948,000. The provision was charged to other expense in the first quarter of 2009.
Note 11. Commitments and Contingencies
     The company has an exclusive license agreement with a third party on certain technology and products. The agreement calls for the company to pay the licensor 7.5% of certain sales less cost of sales and related costs, as defined in the agreement. The company is also obligated to pay the licensor 7.5% of certain royalties received under any sublicense agreements and 15% of other non-royalty sublicensing or distribution rights fees received by the company. The agreement will terminate with the expiration of the underlying patents.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under “Other Claims.” To the Company’s knowledge, there have been no new claims or demands made by or against the Company, nor any such matters resolved or with respect to which material developments have occurred, since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
     These forward-looking statements are based on beliefs of our management as well as current expectations, projections and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the caption “Risk Factors”, and include our ability to raise capital; our ability to settle litigation; our ability to retain key employees; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors.
     Should one or more of such risks or uncertainties materialize or should underlying expectations, projections or assumptions prove incorrect, actual results may vary materially from those described or implied by forward- looking statements. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We believe that our expectations with regard to forward-looking statements are based upon reasonable assumptions within the bounds of our current business and operational knowledge, but we cannot be sure that our actual results or performance will conform to any future results or performance expressed or implied by any forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.
Overview of CytoCore, Inc.
     CCI currently sells one product. The Company is developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the CytoCore Solutions™ trade name. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current

CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations. In addition, most CytoCore Solutions products are specifically designed to support multiple markets, thus providing the customer with a comprehensive and internally consistent migration path as new disease-specific products are added to the CytoCore portfolio.
     The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed the SoftPAP®, a sample collection device approved by the U.S. Food and Drug Administration, and are licensed to sell the PadKit™ collection device and GluCyte™ cell preservative. We are retiring our specimen evaluation products and are focusing on the development and testing of cocktail assay markers and stains for use with the Company’s Automated Image Proteomic System (AIPS™) to screen for various cancers.
     Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.
     The Company has incurred significant losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop, manufacture and market its products. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its ability to increase sales of its products, develop new products and raise additional capital. If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it will be unable to continue its product development efforts and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
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
     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2008, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, including the notes to our consolidated financial statements included therewith, as filed with the SEC.
Results of Operations
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.
Three Months Ended March 31, 2009 as compared to Three Months Ended March 31, 2008
Revenue

     Revenues for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 decreased $32,000, or 70%, from $46,000 to $14,000. This decrease was the result of a decline in sales of the SoftPAP cervical collection device totaling $28,000 during the quarter ended March 31, 2009, and a reduction in revenue totaling $4,000 from the licensing fees for our slide-based installed systems.
Costs and Expenses
     Cost of Revenues
     Cost of revenues decreased by $71,000 for the quarter ended March 31, 2009, from $77,000 in the quarter ended March 31, 2008 to $6,000, a decrease of 92%. This decrease was due to lower sales of our SoftPAP cervical collection device during the period.
     Research and Development
     For the three months ended March 31, 2009, our research and development (“R&D”) expenses were $113,000, a $696,000 or 86% decrease over R&D expenses of $809,000 for the same period in 2008. Of this $696,000 decrease, $305,000 relates to the completion of our clinical trials, $89,000 represents a decrease in consulting fees, $117,000 relates to a reduction in laboratory supply costs, $38,000 represents a non-cash charge for the issuance of warrants to employees for work performed in 2008, $25,000 relates to reduction in licensing fees, and $117,000 relates to costs incurred for the development and modifications to our SoftPAP cervical collection device.
     R&D expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at CCI’s Chicago facility. Expenses include industrial design and engineering covering the disposable and instrument components of our products, payments to medical and engineering consultants for advice related to the design and development of our products and their potential uses in the medical technology marketplace, and payroll-related costs for in-house engineering, scientific, laboratory, software development, and research management staff.
     Selling, General and Administrative
     For the three months ended March 31, 2009, selling, general and administrative expenses (“SG&A”) were $878,000, a decrease of $182,000 or 17%, over SG&A expenses of $1,060,000 for the same period in 2008. Of this $182,000 decrease, administrative salary expenses decreased $86,000, sales personnel salary expenses decreased $69,000 and there was a $17,000 reduction related to non-cash charge for compensation expense. In addition, consulting expense was reduced by $59,000, marketing costs were reduced by $49,000, public and investor relations fees were reduced by $65,000, temporary help expenses were reduced by $50,000 and travel expense was reduced by $25,000. These reductions during the three months ended March 31, 2009 were partially offset by increases of $96,000 in depreciation and amortization expense, $41,000 in professional fees for legal and accounting services, and $15,000 in director fees.
Other Income (Expense)
     Interest income was $15,000 for the three months ended March 31, 2008. There was no interest income during the same period of 2009.
     Interest expense increased by $1,000 to $2,000 for the three month period ended March 31, 2009.
     The Company recorded a non-cash charge of $948,000 resulting from a preliminary legal settlement as described in Item 1 of Part II herein.
Net Loss
     The net loss for the three-month period ended March 31, 2009, before preferred dividends, totaled $1,933,000, as compared with $1,886,000 for the same period in 2008, an increase of $47,000 or 2%. Of this increase, $948,000 resulted from a non-cash interest charge for a legal settlement. This increase was partially offset by decreases in R&D and SG&A expenses due to the Company completing the clinical trials during 2008.

     The net loss applicable to common stockholders increased to $1,933,000 for the period ending March 31, 2009 from $1,890,000 for the same period in 2008, a increase of $43,000 or 2%. In addition to the changes reported above, cumulative dividends on the Company’s outstanding Series E convertible preferred stock converted into common stock totaled $4,000 for the three months ended March 31, 2008. The net loss per common share for each of the three month periods ended March 31, 2009 and March 31, 2008 was $0.05 per share on 41,244,084 and 36,884,138 weighted average common shares outstanding, respectively.
Liquidity and Capital Resources
     To date, the Company’s capital resources and liquidity have been generated primarily from investments by individual and institutional investors.
     Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. CCI has provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. The Company will be required to make additional offerings in the future to support the operations of the business until some or all of our products are successfully marketed. We used $1,101,000 for the three months ended March 31, 2009 in operating activities. During the quarter ending March 31, 2009, approximately $113,000 was spent on R&D and approximately $878,000 was spent on SG&A functions. The Company used $2,597,000 in operations during the first three months of 2008. This primarily consisted of $809,000 for R&D and $1,060,000 for SG&A for the three months ended March 31, 2008.
     During the quarter ended March 31, 2009, the Company invested $17,000 for the purchase of a license. CCI is obligated to make additional payments for this license totaling $70,000. The Company has no other material commitments at this time for capital expenditures during the remainder of the 2009 fiscal year.
     We were able to raise $4,000 through the exercise of warrants during the three months ended March 31, 2009, compared to net proceeds of $8.9 million through the sale of common stock and the exercise of warrants for the same period in 2008. The proceeds of the common stock offerings were used to develop and manufacture our products and satisfy certain present and past obligations. At March 31, 2009, the Company had $17,000 in cash as compared to $0.6 million cash on hand as of December 31, 2008. At March 31, 2009, the Company’s cash balance was not sufficient to fund its operations. During the first quarter of 2009, the Company began an offering of 1.4 million units at an offering price of $5.00 per unit. Each unit consists of one share of Series F Convertible Preferred Stock and one warrant to purchase common stock. The warrants will have an exercise price of $0.75 per share. The preferred stock will accrue dividends at the rate of $0.50 per annum, payable in cash or in additional shares of Series F Preferred Stock at the Company’s option. The preferred stock is convertible into common stock at $0.50 per share at any time, subject to adjustment, unless the conversion price is reset under the terms of the certificate of designation. If the Company’s common stock trades at or above $2.00 per share for 20 out of 30 consecutive trading days with an average trading volume of over 200,000 shares, the Series F preferred shares will automatically convert to common stock at a price of $0.50 per share unless the conversion price is reset under the terms of the certificate of designation. The Series F shares will rank senior to the Company’s common stock and all outstanding preferred stock except for the Company’s Series E Preferred Stock, and will have voting rights along with the common stock. Both the Series F preferred shares and the warrants have standard anti-dilution provisions. There were no funds received from this offering in the first quarter.
     Also in the first quarter of 2009, the Company offered to holders of its warrants to purchase common stock the opportunity to exercise such warrants at a reduced price of $0.25 per share. As of May 12, 2009, holders of warrants to purchase an aggregate 682,338 shares exercised their warrants. The Company has received $171,000 from these exercises.
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
     As of March 31, 2009, we had total debt of $70,000, of which $36,000 bears interest at fixed interest rates and $34,000 bears interest at a variable rate. As of March 31, 2009, we had cash, cash equivalents and short-term investments of $17,000, all of which was held as cash and cash equivalents in an interest-bearing money market account. Due to the nature of our short-term investments, our lack of material long-term debt and our ability to use currently available sources of funds to finance our operations and anticipated capital expenditures, we do not believe that we currently face any material interest risk exposure.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer, who is also the Company’s chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive and chief financial officer has concluded that our current disclosure controls and procedures are effective to ensure that such officer is provided with information related to the Company to allow timely decisions regarding information required to be disclosed in the reports filed or submitted by CCI under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     The Company is a party to a legal proceeding which is described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. To the Company’s knowledge, there have been no cases initiated by or against the Company, nor any cases resolved, since the date of the

Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. A summary of the pending case is as follows:
     NeoMed Innovation III L.P. In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Eastern District of Illinois (Case No. 07C 5721). NeoMed alleges that the Company breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 at the option of the holder in the form of common stock valued at $1.50 (adjusted for stock splits and equity raised at lower valuations). In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. Despite accepting this payment, NeoMed is demanding that the Company honor the alleged contract. CCI believes its payment of principal and accrued interest to NeoMed satisfied all of CCI’s obligations owed to NeoMed.
     In April 2009, the Company entered into a tentative settlement agreement with NeoMed. The terms of the agreement provide that the Company will issue 2,680,800 shares of restricted, unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock at a price of $0.50 per share. As a result of this settlement, the Company has made an additional provision for this settlement totaling $948,000. The provision was charged to other expense in the first quarter of 2009.
Other claims
     The Company is a party to a number of other proceedings, informal demands, or debts for services which were described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under “Other Claims.” To the Company’s knowledge, there have been no new claims or demands made by or against the Company, nor any such matters resolved or with respect to which material developments have occurred, since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 1A. Risk Factors.
     During the first quarter of 2009, there were no material changes to the Company’s risk factors as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. The discussion of the risks facing the Company appears in Item 1A under the caption “Risk Factors.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Repricing of Warrants for Cash
     On March 23, 2009, the Company offered to all holders of warrants to purchase shares of the Company’s common stock the option to exercise their warrants at a reduced exercise price of $0.25 per share. The original offer expired on April 23, 2009 and was subsequently extended until May 8, 2009. As of March 31, 2009, the Company received gross proceeds of $4,000 from the exercise of warrants for 17,250 shares of unregistered, restricted common stock. As of March 31, 2009, such 17,250 shares were not yet issued by the transfer agent.
     Issuance of Common Stock as Payment for Services
     During the quarter ended March 31, 2009, CCI issued 16,129 shares of restricted, unregistered common stock valued at $0.31 per share to a consultant as payment for services rendered. The Company recorded the value of the common stock at $5,000 and recorded the amount as a selling, general and administrative expense for the three months ended March 31, 2009.
     Issuance of Stock as Payment for Employee Compensation
     In the first quarter of the 2009 fiscal year, as described in Note 9 above, the Company issued to two of its executive officers an aggregate 61,144 shares of restricted, unregistered common stock valued at $0.50 per share as compensation for services rendered in 2008. The shares were valued at $31,000, and such amount was recorded as compensation in 2008.
     Conversion of Certain Preferred Shares for Common Shares
     During the three months ended March 31, 2009, a holder of four shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into 20 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $7.00.
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
Company Repurchases of Securities
     During the three months ended March 31, 2009, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.
Item 3. Defaults upon Senior Securities
     As of March 31, 2009, CCI had failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note.
     The note requires the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. CCI has not received any written declarations of default from holders of remaining outstanding notes payable during the three months ended March 31, 2009.
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

CytoCore, Inc.
/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and Chief Financial Officer

Date: May 18, 2009

EXHIBIT INDEX

Exhibit
Number	Description

31	Section 302 certification by principal executive and chief financial officer.

32	Section 906 certification by principal executive and chief financial officer.