Form 10-Q
period 2009-06-30
CytoCore Inc
filed 2009-08-19
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
COMMON STOCK, $0.001 PAR VALUE, AT AUGUST 12, 2009: 42,156,560

CYTOCORE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10	$553
Accounts receivable, net of allowance of $7 at June 30, 2009 and December 31, 2008	16	36
Inventories	1,299	1,168
Prepaid expenses and other current assets	54	58

Total current assets	1,379	1,815
Fixed assets, net	2,043	2,040
Licenses, patents and technology, net of amortization	84	101

Total assets	$3,506	$3,956

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,292	$2,320
Accrued payroll costs	421	127
Advances payable to related parties	457	—
Accrued expenses	1,854	1,041
Notes payable	70	70

Total current liabilities	5,094	3,558

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,555 and 373,559 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively (Liquidation value of all classes of preferred stock $2,875 at June 30, 2009)	1,492	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 42,173,810 and 41,226,903 shares issued and 42,154,601 and 41,207,694 shares outstanding at June 30, 2009 and December 31, 2008, respectively	42	41
Additional paid-in-capital	92,106	91,065
Treasury stock: 19,209 shares at June 30, 2009 and December 31, 2008	(327)	(327)
Accumulated deficit	(94,825)	(91,799)
Accumulated comprehensive loss—
Cumulative translation adjustment	(76)	(74)

Total stockholders’ equity (deficit)	(1,588)	398

Total liabilities and stockholders’ equity (deficit)	$3,506	$3,956

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenues	$23	$82	$10	$36

Operating expenses

Cost of revenues	6	143	—	66
Research and development	212	1,317	100	508
Selling, general and administrative	1,857	2,106	978	1,093
Selling, general and administrative — related parties	—	139	—	93

Total operating expenses	2,075	3,705	1,078	1,760

Operating loss	(2,052)	(3,623)	(1,068)	(1,724)

Other income (expense)

Interest income	—	38	—	23
Provision for legal settlement	(948)	—	—	—
Interest expense	(27)	(2)	(25)	(1)

Total other income	(975)	36	(25)	22

Net loss	(3,027)	(3,587)	(1,093)	(1,702)

Preferred stock dividend	—	(58)	—	(54)

Net loss applicable to common stockholders	$(3,027)	$(3,645)	$(1,093)	$(1,756)

Basic and diluted net loss per common share	$(0.07)	$(0.10)	$(0.03)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	41,571,015	38,090,968	41,894,354	40,851,212

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Operating Activities:
Net loss	$(3,027)	$(3,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232	75
Gain on settlements of indebtedness	—	(19)
Warrants issued to non-employees for services	—	45
Non-cash compensation expense	2	82
Non-cash interest related to warrant modification	21	—
Stock issued to non-employees for services	5	—
Non-cash charge for legal settlement	948	—
Changes in assets and liabilities:
Accounts receivable	20	(26)
Inventories	(131)	(492)
Prepaid expenses and other current assets	4	137
Accounts payable	328	(427)
Accrued expenses	240	(480)

Net cash used in operating activities	(1,358)	(4,692)

Investing activities:
Purchase of license	(33)	(105)
Purchase of fixed assets	—	(1,130)

Net cash used in investing activities	(33)	(1,235)

Financing activities:
Proceeds from related parties	578	—
Proceeds from issuance of common stock and warrants	—	9,381
Financing costs in connection with private placement of stock	—	(405)
Proceeds from exercise of warrants	270	42

Net cash provided by financing activities	848	9,018

Net increase (decrease) in cash and cash equivalents	(543)	3,091

Cash and cash equivalents at the beginning of period	553	316

Cash and cash equivalents at end of period	$10	$3,407

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Preferred stock and cumulative dividends converted into common stock	$—	$136
Warrants exercised with debt in satisfaction of related party advances and other liabilities	$168	$—
Payment of directors fees with common stock	$545	$—
Payment of accrued wages with common stock	$31	$604
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
     CCI is developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the CytoCore Solutions™ trade name. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations. In addition, most CytoCore Solutions products are specifically designed to support multiple markets, thus providing the customer with a comprehensive and internally consistent migration path as new disease-specific products are added to the CytoCore portfolio. Currently, CCI is selling the SoftPAP®, a cervical cell collection device approved by the U.S. Food and Drug Administration.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At June 30, 2009, the Company had $10,000 in cash, and currently does not have sufficient cash on hand to fund its operations. During the first quarter of 2009, the Company began an offering of 1.4 million units at an offering price of $5.00 per unit. Each unit consisted of one share of Series F Convertible Preferred Stock and one warrant to purchase common stock. The warrants were offered with an exercise price of $0.75 per share. The preferred stock would accrue dividends at the rate of $0.50 per annum, payable in cash or in additional shares of Series F Preferred Stock at the Company’s option. The preferred stock is convertible into common stock at $0.50 per share at any time, subject to adjustment, unless the conversion price is reset under the terms of the certificate of designation. If the Company’s common stock trades at or above $2.00 per share for 20 out of 30 consecutive trading days with an average trading volume of over 200,000 shares, the Series F preferred shares would automatically convert to common stock at a price of $0.50 per share unless the conversion price is reset under the terms of the certificate of designation. The Series F shares rank senior to the Company’s common stock and all outstanding preferred stock except for the Company’s Series E Preferred Stock, and would have voting rights along with the common stock. Both the Series F preferred shares and the warrants have standard anti-dilution provisions. There were no funds received from this offering during the six months ended June 30, 2009.
     Also in the first quarter of 2009, the Company offered to holders of its warrants to purchase common stock the opportunity to exercise such warrants at a reduced price of $0.25 per share. During the six months ended June 30, 2009, holders of warrants to purchase an aggregate 854,371 shares exercised their warrants at this reduced price. The Company received $214,000 from these exercises. In addition, other holders of warrants to purchase 28,292 shares exercised their warrants at the original exercise price. The Company received $56,000 from these exercises.
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
     The consolidated financial statements for the periods ended June 30, 2009 and 2008 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC.
     Certain items for the six months ended June 30, 2008 have been reclassified in order to conform to the current financial statement presentation.
     The Company’s comprehensive net loss is as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net loss applicable to common stockholders	$(3,027)	$(3,645)	$(1,093)	$(1,756)
Foreign currency adjustment	(1)	—	(1)	—

Comprehensive net loss applicable to common stockholders	$(3,028)	$(3,645)	$(1,094)	$(1,756)

Basic and diluted comprehensive net loss per common share	$(0.07)	$(0.10)	$(0.03)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	41,571,015	38,090,968	41,894,354	40,851,212

Note 3.	Inventory
     Inventory consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Purchased Parts	$271	$136
Finished goods	1,028	1,032

Total	$1,299	$1,168

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

Note 4.	Fixed Assets
     Fixed assets consist of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,016
Machinery and equipment	777	777
Construction in progress	399	402

	3,196	3,011
Less accumulated depreciation and amortization	(1,153)	(971)

Total	$2,043	$2,040

     During the second quarter of 2009, a supplier filed suit against CCI alleging that the Company owes it approximately $377,000. This supplier had previously placed a lien on all of the Company’s machinery and equipment. See Note 10 -Legal Proceedings.

Note 5.	Licenses, Patents, and Technology
     Licenses, patents, and technology include the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Licenses	$192	$159
Patent costs	133	133
LabCorp Technology Agreement	260	260

	585	552
Less accumulated amortization	(501)	(451)

Total	$84	$101

     During 2008, the Company purchased a license for certain technology for a total of $200,000, of which $100,000 was paid upon signing the license agreement, and the balance of which is due in 18 equal monthly installments of $5,556. There were five payments remaining as of June 30, 2009. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. The Company is amortizing this license over its estimated useful life of two years.

Note 6.	Accrued Expenses
     Accrued expenses include the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Accrued interest	$358	$357
Provision for legal settlement	948	—
Accrued franchise and other taxes	155	102
Accrued compensation	—	241
Other accrued expenses	393	341

Total	$1,854	$1,041

Note 7.	Notes Payable and Advances-related parties
     Notes Payable

     Notes payable to unrelated parties consist of:

	June 30,	December 31,
	2009	2008
	(unaudited)
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001	$15	$15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34

	$70	$70

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
     Advances-Related Parties
     During the six months ended June 30, 2009, the Company was advanced $578,000 from related parties. A portion of these advances were used by the lenders to exercise warrants in lieu of receiving cash repayment.

Note 8.	Stockholders’ Equity (Deficit)
          Loss per share
     A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	Six months ended		Three months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)		(Unaudited)
Basic and Diluted:
Net loss applicable to common stockholder	$(3,026)	$(3,645)	$(1,094)	$(1,756)
Weighted average common shares outstanding	41,571,015	38,090,968	41,894,354	40,851,212
Net loss per common share	$(0.07)	$(0.10)	$(0.03)	$(0.04)

     Stock options and warrants to purchase 3,675,742 and 5,967,914 common shares and preferred stock convertible into 507,709 and 485,605 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended June 30, 2009 and June 30, 2008, respectively.
     As of June 30, 2009 and 2008, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with SFAS No. 128, “Earnings per Share”, these dividends were added to the net loss in the net loss per share. After taking these undeclared and unpaid preferred dividends into account for the period, the net loss applicable to common stockholders for the three and six months ended June 30, 2009 was $1,160,000 and $3,159,000, respectively.
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
Cumulative and undeclared dividends in arrears at June 30, 2009 were $313,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2009 were $88,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2009 were $1,342,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2009 were $327,000
     Conversion of Series E Preferred Shares for Common Shares
     During the three months ended March 31, 2009, a holder of four shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into 20 unregistered shares of the Company’s common stock. Dividends paid in common stock on these preferred shares were $7.00.
     Repricing of Warrants for Cash and Debt
     On March 23, 2009, the Company offered to all holders of warrants to purchase shares of the Company’s common stock the option to exercise their warrants at a reduced exercise price of $0.25 per share. The original offer expired on April 23, 2009 and was subsequently extended until May 23, 2009. During the quarter ended June 30, 2009, the Company received gross proceeds of $210,000 from the exercise of warrants for an aggregate 837,121 shares of unregistered, restricted common stock in connection with its offer. In addition, our former Chairman of the Board of Directors and our Chief Executive Officer exercised warrants to purchase an aggregate 670,000 shares of unregistered, restricted common stock through the reduction of $168,000 of debt. CCI recorded a charge of $21,000 related to this warrant modification and recorded the amount as interest expense for the three months ended June 30, 2009. In addition, holders of warrants to purchase 28,292 exercised their warrants at the original exercise price. CCI received approximately $56,000 from these exercises.
     For the six months ended June 30, 2009, CCI received proceeds totaling $270,000 and reduced its debt by $168,000 from the exercise of warrants to purchase an aggregate 1,552,663 shares of unregistered, restricted common stock. As of June 30, 2009, 683,049 shares were not yet issued by the transfer agent.
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
     Issuance of Stock and Warrants as Payment for Employee Compensation
     In the first quarter of the 2009 fiscal year, as described in Note 9 below, the Company issued to two of its executive officers an aggregate 61,144 shares of restricted, unregistered common stock valued at $0.50 per share as consideration of unpaid compensation for services rendered in 2008. The shares were valued at $31,000, and such amount was recorded as compensation in 2008.
     During the three months ended June 30, 2009, the Company issued warrants to purchase 9,000 shares of common stock with an exercise price of $0.20 per share to an employee. CCI valued the warrants at $2,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense for the three months ended June 30, 2009. These warrants have a term of three years and are immediately exercisable.
     Also, during the quarter ended June 30, 2009, the Board of Directors granted each director a bonus of 100,000 shares of restricted, unregistered common stock for services rendered. The shares granted totaled 700,000 and were valued at $0.40 per share. The Company recorded a charge of $280,000 as a selling, general and administrative expense in the period ending June 30, 2009.

     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the three months ended June 30, 2009 and 2008:

	2009	2008
Expected volatility	174%	125%-132%
Expected term (years)	1.5	1.5
Risk-free interest rate	1.00%	2.50-4.25%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.20	$1.58-$1.72

Note 9.	Equity Incentive Plan and Employee Stock Purchase Plan and other Share-Based Employee Payments
     The Company has a shareholder-approved stock incentive plan for employees and directors, the 1999 Equity Incentive Plan, which provided for the issuance of up to 2 million shares under various forms of equity awards. This plan terminated during the quarter ended June 30, 2009. For the six months ended June 30, 2009, the Company did not grant any options or other equity awards under this plan to its employees.
     During the quarter ended March 31, 2009, CCI’s Chief Executive Officer and Chief Operating Officer elected to receive a portion of their unpaid 2008 compensation, totaling 39,459 and 21,685 shares respectively, in restricted, unregistered common stock for services rendered in 2008. CCI valued the common stock at $0.50 per share for an aggregate total of $31,000 using the fair value method and recorded such value as compensation expense in 2008.
     During the quarter ended June 30, 2009, our former Chairman of the Board of Directors and our Chief Executive Officer exercised warrants to purchase an aggregate 670,000 shares of unregistered, restricted common stock at a price then in effect of $0.25 through the reduction of $168,000 of debt owed to them by the Company. CCI recorded a charge of $15,000 related to this warrant modification and recorded the amount as interest expense for the three months ended June 30, 2009.
     Stockholders also approved the 1999 Employee Stock Purchase Plan, which offered employees the opportunity to purchase shares of CCI common stock through a payroll deduction at 85% of the fair market value of such shares at specified dates. This plan terminated during the quarter ended June 30, 2009. There was no activity under the purchase plan during the 2009 fiscal year.

Note 10.	Legal Proceedings
     The Company is a party to a legal proceeding which is described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. To the Company’s knowledge, there have been no cases initiated by or against the Company, nor any cases resolved, since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except as described herein. A summary of these cases is as follows:
     NeoMed Innovation III L.P. In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Eastern District of Illinois (Case No. 07C 5721). NeoMed alleged that the Company breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 at the option of the holder in the form of common stock valued at $1.50 (adjusted for stock splits and equity raised at lower valuations). In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. Despite accepting this payment, NeoMed demanded that the Company honor the alleged contract. CCI believes its payment of principal and accrued interest to NeoMed satisfied all of CCI’s obligations owed to NeoMed.

     In April, 2009, the Company entered into a tentative settlement agreement with NeoMed. The terms of the agreement provide that the Company will issue to NeoMed 2,680,800 shares of restricted, unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock at an exercise price of $0.50 per share. As a result of the tentative settlement, the Company made an additional provision totaling $948,000, which was charged to other expense in the first quarter of 2009.
     MedPlast Elkhorn, Inc. In May 2009, MedPlast Elkhorn, Inc. (“MedPlast”) filed suit against the Company in the Circuit Court, Walworth County, Wisconsin (Case No. 09 CV00721). MedPlast alleges that the Company has failed to pay for certain tools and materials used in the manufacturing of the Company’s products. MedPlast is asking for payment of $377,000. The Company believes that it has made adequate provision for any obligation to MedPlast.
Other claims
     The Company has received subpoenas dated June 29, 2009, and July 24, 2009, (the “Subpoenas”) from the Securities and Exchange Commission (the “Commission”). The Subpoenas request documents pertinent to the Company’s procedures to raise equity in 2008 and 2009, personal information including trading records of insiders as well as certain other documents relating to the Company’s operations. The Company does not know what, if any, action the Commission intends to take at this time.
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

Overview of CytoCore, Inc.
     CCI is developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the CytoCore Solutions™ trade name. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations. In addition, most CytoCore Solutions products are specifically designed to support multiple markets, thus providing the customer with a comprehensive and internally consistent migration path as new disease-specific products are added to the CytoCore portfolio. Currently, CCI is selling the SoftPAP®, its cervical cell collection device.
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

Three Months Ended June 30, 2009 as compared to Three Months Ended June 30, 2008
Revenue
     Revenues for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008 decreased $26,000, or 72%, from $36,000 to $10,000. This decrease was the result of a decline in sales of the SoftPAP cervical collection device totaling $16,000, a reduction in revenue totaling $7,000 from the licensing fees for our slide-based installed systems and a reduction in service revenue of $3,000 during the quarter ended June 30, 2009.
Costs and Expenses
     Cost of Revenues
     There was no cost of revenues for the quarter ended June 30, 2009, a decrease of $66,000 from the quarter ended June 30, 2008. This decrease was due to lack of sales of our SoftPAP cervical collection device during the period.
     Research and Development
     For the three months ended June 30, 2009, our research and development (“R&D”) expenses were $100,000, a $408,000 or 80% decrease over R&D expenses of $508,000 for the same period in 2008. Of this $408,000 decrease, $301,000 relates to the completion of our clinical trials, $37,000 represents a decrease in consulting fees, $7,000 relates to a reduction in laboratory supply costs, and $63,000 relates to costs incurred for the development and modifications of our SoftPAP cervical collection device.
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
     Selling, General and Administrative
     For the three months ended June 30, 2009, selling, general and administrative (“SG&A”) expenses were $978,000, a decrease of $208,000 or 18% over SG&A expenses of $1,186,000 for the same period in 2008. Of this $208,000 decrease, administrative salary expenses decreased $48,000, sales personnel salary expenses decreased $204,000 and there was a $30,000 reduction related to a non-cash charge for compensation expense. In addition, consulting expense was reduced by $78,000, marketing costs were reduced by $20,000, public and investor relations fees were reduced by $72,000, temporary help expenses were reduced by $13,000, professional fees for legal and accounting services were reduced by $127,000, travel expense was reduced by $51,000, and transfer agent fees were reduced by $15,000. These reductions during the three months ended June 30, 2009 were partially offset by increases of $125,000 in depreciation and amortization expense, $295,000 in director fees and $30,000 in franchise taxes and other costs.
Other Income (Expense)
     Interest income was $23,000 for the three months ended June 30, 2008. There was no interest income during the same period of 2009.
     Interest expense increased by $24,000 to $25,000 for the three month period ended June 30, 2009. This increase resulted from a non-cash charge related to the Company’s warrant price modification.

Net Loss
     The net loss for the three month period ended June 30, 2009, before preferred dividends, totaled $1,093,000, as compared with $1,702,000 for the same period in 2008, a decrease of $609,000 or 36%. This decrease primarily was the result of decreases in R&D and SG&A expenses due to the Company completing its clinical trials during 2008 for the SoftPAP cervical collection device.
     The net loss applicable to common stockholders decreased to $1,093,000 for the quarter ended June 30, 2009 from $1,756,000 for the same period in 2008, a decrease of $663,000 or 38%. In addition to the changes reported above, cumulative dividends on the Company’s outstanding Series E convertible preferred stock converted into common stock totaled $54,000 for the three months ended June 30, 2008 with no comparable charge in 2009. The net loss per common share for the three month periods ended June 30, 2009 and June 30, 2008 was $0.03 and $0.04 per share, respectively, on 41,894,354 and 40,851,212 weighted average common shares outstanding, respectively.
Six Months Ended June 30, 2009 as compared to Six Months Ended June 30, 2008
Revenue
     Revenues for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 decreased $59,000, or 72%, from $82,000 to $23,000. This decrease was the result of a decline in sales of the SoftPAP cervical collection device totaling $44,000, a reduction in revenue totaling $13,000 from the licensing fees for our slide-based installed systems and a reduction in service revenue of $2,000 during the six months ended June 30, 2009.
Costs and Expenses
     Cost of Revenues
     Cost of revenues decreased $137,000 for the six months ended June 30, 2009, from $143,000 in 2008 to $6,000 in 2009. This 96% decrease was due to lack of sales of our SoftPAP cervical collection device during the period.
     Research and Development
     For the six months ended June 30, 2009, our R&D expenses were $212,000, a $1,105,000 or 84% decrease over R&D expenses of $1,317,000 for the same period in 2008. Of this $1,105,000 decrease, $604,000 relates to the completion of our clinical trials, $127,000 represents a decrease in consulting fees, $123,000 relates to a reduction in laboratory supply costs, $38,000 represents a non-cash charge for the issuance of warrants to employees, and $213,000 relates to costs incurred for the development and modifications of our SoftPAP cervical collection device.
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
     Selling, General and Administrative
     For the six months ended June 30, 2009, SG&A expenses were $1,857,000, a decrease of $388,000 or 17%, over SG&A expenses of $2,245,000 for the same period in 2008. Of this $388,000 decrease, administrative salary expenses decreased $55,000, sales personnel salary expenses decreased $302,000 and there was a $40,000 reduction related to a non-cash charge for compensation expense. In addition, consulting expense was reduced by $149,000, marketing costs were reduced by $61,000, public and investor relations fees were reduced by $136,000, temporary help expenses were reduced by $63,000, professional fees for legal and accounting services were reduced by $88,000, travel expense was reduced by $75,000, and transfer agent fees were reduced by $19,000. These reductions during the six months ended June 30, 2009 were partially offset by increases of $220,000 in depreciation and amortization expense, $310,000 in director fees, $32,000 in rent expense and $38,000 in franchise taxes and other costs.

Other Income (Expense)
     Interest income was $38,000 for the six months ended June 30, 2008. There was no interest income during the same period of 2009.
     Interest expense increased by $25,000 to $27,000 for the six month period ended June 30, 2009. This increase resulted from a non-cash charge related to the Company’s warrant price modification.
     The Company recorded a non-cash charge of $948,000 for the six months ended June 30, 2009 resulting from a preliminary legal settlement as described in Item 1 of Part II herein.
Net Loss
     The net loss for the six month period ended June 30, 2009, before preferred dividends, totaled $3,027,000, as compared with $3,587,000 for the same period in 2008, a decrease of $560,000 or 16%. This decrease was the result of decreases in R&D and SG&A expenses due to the Company completing its clinical trials of the SoftPAP cervical collection device during 2008.
     The net loss applicable to common stockholders decreased to $3,027,000 for the six months ended June 30, 2009 from $3,645,000 for the same period in 2008, a decrease of $618,000 or 17%. In addition to the changes reported above, cumulative dividends on the Company’s outstanding Series E convertible preferred stock converted into common stock totaled $58,000 for the six months ended June 30, 2008 with no comparable charge in 2009. The net loss per common share for the six month periods ended June 30, 2009 and June 30, 2008 was $0.07 and $0.10 per share, respectively, on 41,571,015 and 38,090,968 weighted average common shares outstanding, respectively.
Liquidity and Capital Resources
     To date, the Company’s capital resources and liquidity have been generated primarily from investments by individual and institutional investors.
     Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. CCI has provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. The Company will be required to make additional offerings in the future to support the operations of the business until some or all of our products are successfully marketed. We used $1,358,000 for the six months ended June 30, 2009 in operating activities. During the six months ended June 30, 2009, approximately $212,000 was incurred on R&D and approximately $1,857,000 was incurred on SG&A functions. The Company used $4,692,000 in operations during the first six months of 2008. This primarily consisted of $1,317,000 for R&D and $2,245,000 for SG&A expense for the six months ended June 30, 2008.
     During the six months ended June 30, 2009, the Company invested $33,000 for the purchase of a license. CCI is obligated to make additional payments for this license totaling $28,000. The Company has no other material commitments at this time for capital expenditures during the remainder of the 2009 fiscal year.
     We were able to raise proceeds of $270,000 through the exercise of warrants during the six months ended June 30, 2009, compared to $9.0 million net proceeds from the sale of common stock and the exercise of warrants for the same period in 2008. The proceeds of the common stock offerings were used to develop and manufacture our products and satisfy certain present and past obligations. At June 30, 2009, the Company had $10,000 in cash as compared to $0.6 million cash on hand as of December 31, 2008. At June 30, 2009, the Company’s cash balance was not sufficient to fund its operations. During the first quarter of 2009, the Company began an offering of 1.4 million units at an offering price of $5.00 per unit. Each unit consists of one share of Series F Convertible Preferred Stock and one warrant to purchase common stock. The warrants were offered with an exercise price of $0.75 per share. The preferred stock would accrue dividends at the rate of $0.50 per annum, payable in cash or in additional shares of Series F Preferred Stock at the Company’s option. The preferred stock is convertible into common stock at $0.50 per share at any time, subject to adjustment, unless the conversion price is reset under the terms of the certificate of designation. If the Company’s common stock trades at or above $2.00 per share for 20 out of 30 consecutive trading days with an average trading volume of over 200,000 shares, the Series F preferred shares would automatically convert to common stock at a price of $0.50 per share unless the conversion price is reset under the terms of the certificate of designation. The Series F shares rank senior to the Company’s common stock and all outstanding preferred stock except for the Company’s Series E Preferred Stock, and would have voting rights along with the common stock. Both the Series F preferred shares and the warrants have standard anti-dilution provisions. There were no funds received from this offering in the first six months of the 2009 fiscal year.
     Also in the first quarter of 2009, the Company offered to holders of its warrants to purchase common stock the opportunity to exercise such warrants at a reduced price of $0.25 per share. During the six months ended June 30, 2009, holders of warrants to purchase an aggregate 854,371 shares exercised their warrants at this reduced price. The Company received $214,000 from these exercises. In addition, other holders of warrants to purchase 28,292 shares exercised their warrants at the original exercise price. The Company received $56,000 from these exercises.
     We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Our operations have been, and will continue to be until we are able to generate significant product revenues, dependent upon management’s ability to raise funds from the sale of our securities. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we will be forced to substantially curtail product research, development and other activities, and may be forced to cease operations.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Not applicable.
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
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     The Company is a party to a legal proceeding which is described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. To the Company’s knowledge, there have been no cases initiated by or against the Company, nor any cases resolved, since the date of the

Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except as described herein. A summary of these cases is as follows:
     NeoMed Innovation III L.P. In October 2007, NeoMed Innovation III L.P. (“NeoMed”) filed suit against the Company in the United State District Court, Eastern District of Illinois (Case No. 07C 5721). NeoMed alleged that the Company breached a contract with NeoMed. The alleged contract provided among other things that the Company would exchange two existing notes for a new note in the principal amount of $1,110,000 with an interest rate of 12%, payable on July 31, 2003 at the option of the holder in the form of common stock valued at $1.50 (adjusted for stock splits and equity raised at lower valuations). In 2006, the Company paid to NeoMed $1,060,000 and accrued interest calculated at 7% totaling $318,913. Despite accepting this payment, NeoMed demanded that the Company honor the alleged contract. CCI believes its payment of principal and accrued interest to NeoMed satisfied all of CCI’s obligations owed to NeoMed.
     In April, 2009, the Company entered into a tentative settlement agreement with NeoMed. The terms of the agreement provide that the Company will issue to NeoMed 2,680,800 shares of restricted, unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock at an exercise price of $0.50 per share. As a result of the tentative settlement, the Company has made an additional provision totaling $948,000, which was charged to other expense in the first quarter of 2009.
     MedPlast Elkhorn, Inc. In May 2009, MedPlast Elkhorn, Inc. (“MedPlast”) filed suit against the Company in the Circuit Court, Walworth County, Wisconsin (Case No. 09 CV00721). MedPlast alleges that the Company has failed to pay for certain tools and materials used in the manufacturing of the Company’s products. MedPlast is asking for payment of $377,000. The Company believes that it has made adequate provision for any obligation to MedPlast.
Other claims
     The Company has received subpoenas dated June 29, 2009, and July 24, 2009, (the “Subpoenas”) from the Securities and Exchange Commission (the “Commission”). The Subpoenas request documents pertinent to the Company’s procedures to raise equity in 2008 and 2009, personal information including trading records of insiders as well as certain other documents relating to the Company’s operations. The Company does not know what, if any, action the Commission intends to take at this time.
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
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Repricing of Warrants for Cash and Debt
     On March 23, 2009, the Company offered to all holders of warrants to purchase shares of the Company’s common stock the option to exercise their warrants at a reduced exercise price of $0.25 per share. The original offer expired on April 23, 2009 and was subsequently extended until May 23, 2009. During the first quarter of 2009 the Company received $4,000 from the exercise of warrants. During the quarter ended June 30, 2009, the Company received gross proceeds of $210,000 from the exercise of warrants for an aggregate 837,121 shares of unregistered, restricted common stock in connection with its offer. In addition, our former Chairman of the Board of Directors and our Chief Executive Officer exercised warrants to purchase an aggregate 670,000 shares of unregistered, restricted common stock through the reduction of $168,000 of debt owed to them by the Company. In addition, holders of warrants to purchase 28,292 exercised their warrants at the original exercise price. CCI received approximately $56,000 from these exercises.

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
     Issuance of Stock and Warrants as Payment for Employee Compensation
     In the first quarter of the 2009 fiscal year, the Company issued to two of its executive officers an aggregate 61,144 shares of restricted, unregistered common stock valued at $0.50 per share in settlement of unpaid compensation for services rendered in 2008. The shares were valued at $31,000, and such amount was previously recorded as compensation in 2008.
     During the three months ended June 30, 2009, the Company issued warrants to purchase 9,000 shares of common stock with an exercise price of $0.20 per share to an employee. CCI valued the warrants at $2,000. These warrants have a term of three years and are immediately exercisable.
     Also, during the quarter ended June 30, 2009, the Board of Directors granted each director a bonus of 100,000 shares of restricted, unregistered common stock for services rendered. The shares granted totaled 700,000 and were valued at $0.40 per share. The Company recorded a charge of $280,000 as a selling, general and administrative expense in the period ending June 30, 2009.
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
Company Repurchases of Securities
     During the three months ended June 30, 2009, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.
Item 3. Defaults upon Senior Securities
     As of June 30, 2009, CCI had failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note.
     The note requires the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. CCI did not receive any written declarations of default from holders of its remaining outstanding notes payable during the three or six months ended June 30, 2009.
Item 4. Submission of Matters to Vote of Security Holders
     At the Company’s Annual Meeting of Shareholders held on June 22, 2009, the following proposal was adopted by the votes specified below:

     1. To elect five directors to serve on the Company’s Board of Directors until the next annual meeting of stockholders and until their successors are elected and qualified:

	FOR	WITHHELD
Robert F. McCullough, Jr.	27,428,249	588,729

Clinton H. Severson	27,467,238	549,740

Alexander M. Milley	27,470,774	546,204

John H. Abeles, M.D.	23,879,875	4,137,103

Erik Danielsen	27,459,949	557,029
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

Date: August 19, 2009

EXHIBIT INDEX

Exhibit
Number	Description

31	Section 302 certification by principal executive and chief financial officer.

32	Section 906 certification by principal executive and chief financial officer.