Form 10-Q
period 2009-09-30
CytoCore Inc
filed 2009-12-18
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
COMMON STOCK, $0.001 PAR VALUE, AT DECEMBER 15, 2009: 42,173,810

CYTOCORE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3	$553
Accounts receivable, net of allowance of $7 at September 30, 2009 and December 31, 2008	12	36
Inventories	1,303	1,168
Prepaid expenses and other current assets	56	58

Total current assets	1,374	1,815
Fixed assets, net	1,945	2,040
Licenses, patents and technology, net of amortization	75	101

Total assets	$3,394	$3,956

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,447	$2,320
Accrued payroll costs	624	127
Advances payable to related parties	515	—
Accrued expenses	1,937	1,041
Notes payable	70	70

Total current liabilities	5,593	3,558

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,555 and 373,559 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively (Liquidation value of all classes of preferred stock $2,875 at September 30, 2009)	1,492	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 42,173,810 and 41,226,903 shares issued and 42,154,601 and 41,207,694 shares outstanding at September 30, 2009 and December 31, 2008, respectively	42	41
Additional paid-in-capital	92,106	91,065
Treasury stock: 19,209 shares at September 30, 2009 and December 31, 2008	(327)	(327)
Accumulated deficit	(95,436)	(91,799)
Accumulated comprehensive loss — Cumulative translation adjustment	(76)	(74)

Total stockholders’ equity (deficit)	(2,199)	398

Total liabilities and stockholders’ equity (deficit)	$3,394	$3,956

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net revenues	$28	$110	$5	$28

Operating expenses

Cost of revenues	6	214	—	71
Research and development	300	1,649	87	332
Selling, general and administrative	2,381	3,191	525	1,112
Selling, general and administrative — related parties	—	225	—	60

Total operating expenses	2,687	5,279	612	1,575

Operating loss	(2,659)	(5,169)	(607)	(1,547)

Other income (expense)

Interest income	—	50	—	12
Provision for legal settlement	(948)	—	—	—
Interest expense	(29)	(5)	(3)	(2)

Total other income (expense)	(977)	45	(3)	10

Net loss	(3,636)	(5,124)	(610)	(1,537)

Preferred stock dividend	—	(58)	—	—

Net loss applicable to common stockholders	$(3,636)	$(5,182)	$(610)	$(1,537)

Basic and diluted net loss per common share	$(0.09)	$(0.13)	$(0.01)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	41,925,232	39,568,290	42,173,810	40,954,290

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Operating activities:
Net loss	$(3,636)	$(5,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	184
Gain on settlements of indebtedness	—	(19)
Loss on disposal of fixed asset	—	1
Warrants issued to non-employees for services	—	37
Non-cash compensation expense	2	86
Non-cash interest related to warrant modification	21	—
Stock issued to non-employees for services	5	—
Non-cash charge for legal settlement	948	—
Stock to be issued for directors fees	350	—
Changes in assets and liabilities:
Accounts receivable	24	(16)
Inventories	(135)	(894)
Prepaid expenses and other current assets	2	169
Accounts payable	135	29
Accrued expenses	522	(716)

Net cash used in operating activities	(1,407)	(6,263)

Investing activities:
Purchase of license	(50)	(122)
Purchase of fixed assets	—	(1,346)

Net cash used in investing activities	(50)	(1,468)

Financing activities:
Proceeds from related parties	637	—
Proceeds from issuance of common stock and warrants	—	9,381
Financing costs in connection with private placement of stock	—	(405)
Proceeds from exercise of warrants	270	62

Net cash provided by financing activities	907	9,038

Net increase (decrease) in cash and cash equivalents	(550)	1,307

Cash and cash equivalents at the beginning of period	553	316

Cash and cash equivalents at end of period	$3	$1,623

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Preferred stock and cumulative dividends converted into common stock	$—	$136
Warrants exercised with debt in satisfaction of related party advances and other liabilities	$168	$180
Payment of directors fees with common stock	$195	$—
Payment of accrued wages with common stock	$31	$604
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
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and hire personnel to market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At September 30, 2009, the Company had $3,000 in cash, and currently does not have sufficient cash on hand to fund its operations. During the first quarter of 2009, the Company began an offering of 1.4 million units at an offering price of $3.00 per unit. Each unit consisted of one share of Series F Convertible Preferred Stock and ten warrant to purchase common stock. The warrants were offered with an exercise price of $0.30 per share. The preferred stock would accrue dividends at the rate of $0.30 per annum, payable in cash or in additional shares of Series F Preferred Stock at the Company’s option. The preferred stock is convertible into common stock at $0.15 per share at any time, subject to adjustment, unless the conversion price is reset under the terms of the certificate of designation. If the Company’s common stock trades at or above $0.30 per share for 20 out of 30 consecutive trading days with an average trading volume of over 200,000 shares, the Series F preferred shares would automatically convert to common stock at a price of $0.15 per share unless the conversion price is reset under the terms of the certificate of designation. The Series F shares rank senior to the Company’s common stock and all outstanding preferred stock except for the Company’s Series E Preferred Stock, and would have voting rights along with the common stock. Both the Series F preferred shares and the warrants have standard anti-dilution provisions. There were no funds received from this offering during the nine months ended September 30, 2009.
     Also in the first quarter of 2009, the Company offered to holders of its warrants to purchase common stock the opportunity to exercise such warrants at a reduced price of $0.25 per share. During the nine months ended September 30, 2009, holders of warrants to purchase an aggregate 854,371 shares exercised their warrants at this reduced price. The Company received $214,000 from these exercises. In addition, other holders of warrants to purchase 28,292 shares exercised their warrants at the original exercise price. The Company received $56,000 from these exercises.
     If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it will be unable to continue its product development efforts and other activities and may be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Basis of Presentation
     The consolidated financial statements for the periods ended September 30, 2009 and 2008 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate for fair presentation and to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC.
     Certain items for the nine months ended September 30, 2008 have been reclassified in order to conform to the current financial statement presentation. These changes had no effect on previously reported net loss.
     The Company’s comprehensive net loss is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net loss applicable to common stockholders	$(3,636)	$(5,182)	$(610)	$(1,537)
Foreign currency adjustment	(2)	—	(1)	—

Comprehensive net loss applicable to common stockholders	$(3,638)	$(5,182)	$(611)	$(1,537)

Basic and diluted comprehensive net loss per common share	$(0.09)	$(0.13)	$(0.01)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	41,925,232	39,568,290	42,173,810	40,954,290

Note 3. Inventory
     Inventory consists of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Purchased parts	$271	$136
Finished goods	1,032	1,032

Total	$1,303	$1,168

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

Note 4. Fixed Assets
     Fixed assets consist of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,016
Machinery and equipment	777	777
Construction in progress	399	402

	3,196	3,011
Less accumulated depreciation and amortization	(1,251)	(971)

Total	$1,945	$2,040

     During the second quarter of 2009, a supplier filed suit against CCI alleging that the Company owes it approximately $377,000. This supplier had previously placed a lien on all of the Company’s machinery and equipment. See Note 10 -Legal Proceedings for additional information regarding this claim.
Note 5. Licenses, Patents, and Technology
     Licenses, patents, and technology include the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Licenses	$208	$159
Patent costs	133	133
LabCorp Technology Agreement	260	260

	601	552
Less accumulated amortization	(526)	(451)

Total	$75	$101

     During 2008, the Company purchased a license for certain technology for a total of $200,000, of which $100,000 was paid upon signing the license agreement, and the balance of which is due in 18 equal monthly installments of $5,556. There were three payments remaining as of September 30, 2009. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. The Company is amortizing this license over its estimated useful life of two years.
Note 6. Accrued Expenses
     Accrued expenses include the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Accrued interest	$361	$357
Provision for legal settlement	948	—
Accrued franchise and other taxes	184	102
Accrued compensation	20	241
Other accrued expenses	424	341

Total	$1,937	$1,041

Note 7. Notes Payable; Advances-Related Parties
     Notes Payable
     Notes payable to unrelated parties consist of:

	September 30,	December 31,
	2009	2008
	(unaudited)

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001	$15	$15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34

	$70	$70

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
     Advances-Related Parties
     During the nine months ended September 30, 2009, the Company was advanced $636,000 from related parties. Of these advances, $121,000 was used to exercise warrants held by the lender in lieu of the Company receiving cash payments. This resulted in a remaining balance of $515,000 as of September 30, 2009. These advances are non-interest bearing and are due on demand.
Note 8. Stockholders’ Equity (Deficit)
     Loss per share
     A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Basic and Diluted:
Net loss applicable to common stockholders	$(3,636)	$(5,182)	$(610)	$(1,537)
Weighted average common shares outstanding	41,831,056	39,568,290	42,173,810	40,954,290
Net loss per common share	$(0.09)	$(0.13)	$(0.01)	$(0.04)

     Stock options and warrants to purchase 3,629,042 and 5,605,729 common shares and preferred stock convertible into 514,877 and 486,460 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended September 30, 2009 and September 30, 2008, respectively.

     As of September 30, 2009 and 2008, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with SFAS No. 128, “Earnings per Share”, these dividends were added to the net loss in the net loss per share. After taking these undeclared and unpaid preferred dividends into account for the period, the net loss applicable to common stockholders for the nine and three months ended September 30, 2009 was $3,835,000 and $677,000, respectively.
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
Cumulative and undeclared dividends in arrears at September 30, 2009 were $323,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2009 were $91,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2009 were $1,386,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2009 were $338,000
     Conversion of Series E Preferred Shares for Common Shares
     During the three months ended March 31, 2009, a holder of four shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into 20 unregistered shares of the Company’s common stock. Dividends on these preferred shares were $7.00.
     Repricing of Warrants for Cash and Cancellation of Debt
     On March 23, 2009, the Company offered to all holders of warrants to purchase shares of the Company’s common stock the option to exercise their warrants at a reduced exercise price of $0.25 per share. The original offer expired on April 23, 2009 and was subsequently extended until May 23, 2009. During the nine months ended September 30, 2009, the Company received gross proceeds of $214,000 from the exercise of warrants for an aggregate 854,371 shares of unregistered, restricted common stock in connection with its offer. In addition, our former Chairman of the Board of Directors and our Chief Executive Officer exercised warrants to purchase an aggregate 670,000 share of unregistered restricted common stock through the reduction of $168,000 of debt. CCI recorded a charge of $21,000 related to this warrant modification and recorded the amount as interest expense for the three months ended June 30, 2009. In addition, holders of warrants to purchase 28,292 exercised their warrants at the original exercise price. CCI received approximately $56,000 from these exercises.
     For the nine months ended September 30, 2009, CCI received proceeds totaling $270,000 and reduced its debt by $168,000 from the exercise of warrants to purchase an aggregate 1,552,663 shares of unregistered, restricted common stock. As of September 30, 2009, 683,049 shares were not yet issued by the transfer agent.
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
     During the three months ended September 30, 2009, the Company issued warrants to purchase 2,000 shares of common stock with an exercise price of $0.09 per share to an employee. During the nine months ended September 30, 2009, the Company issued warrants to purchase 11,000 shares of common stock with an weighted average exercise price of $0.18 per share to an employee. CCI valued the warrants at $2,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense for the nine months ended September 30, 2009. These warrants have a term of three years and are immediately exercisable.

     Also, during the quarter ended June 30, 2009, the Board of Directors granted each director a bonus of 100,000 shares of restricted, unregistered common stock for services rendered. The shares granted totaled 700,000 and were valued at $0.40 per share. The Company recorded a charge of $280,000 as a selling, general and administrative expense for the quarter ended June 30, 2009.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the three months ended September 30, 2009 and 2008:

	2009	2008
Expected volatility	174%-207%	125%-132%
Expected term (years)	1.5	1.5
Risk-free interest rate	1.00%	2.50-4.25%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.20-$0.09	$0.63-$1.72
Note 9. Equity Incentive Plan and Employee Stock Purchase Plan and other Share-Based Employee Payments
     The Company has a shareholder-approved stock incentive plan for employees and directors, the 1999 Equity Incentive Plan, which provided for the issuance of up to 2 million shares under various forms of equity awards. This plan terminated during the second quarter of 2009. For the nine months ended September 30, 2009, the Company did not grant any options or other equity awards under this plan to its employees.
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
     During the quarter ended June 30, 2009, our former Chairman of the Board of Directors and our Chief Executive Officer exercised warrants to purchase an aggregate 670,000 shares of unregistered, restricted common stock at a modified price of $0.25 through the reduction of $168,000 of debt. CCI recorded a charge of $15,000 related to this warrant modification and recorded the amount as interest expense for the three months ended June 30, 2009.
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
Other claims
     The Company has received subpoenas dated June 29, 2009 and July 24, 2009 (the “Subpoenas”) from the Securities and Exchange Commission (the “Commission”). The Subpoenas request documents pertinent to the Company’s procedures to raise equity in 2008 and 2009; as well as personal information including trading records of insiders as well as certain other documents relating to the Company’s operations. The Company does not know what, if any, action the Commission intends to take at this time.
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
     Should one or more of such risks or uncertainties materialize or should underlying expectations, projections or assumptions prove incorrect, actual results may vary materially from those described or implied by our forward- looking statements. Those events and uncertainties are difficult to predict accurately and many are beyond our control. We believe that our expectations with regard to forward-looking statements are based upon reasonable assumptions within the bounds of our current business and operational knowledge, but we cannot be sure that our actual results or performance will conform to any future results or performance expressed or implied by any forward-looking statements. We assume no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of these statements except as specifically required by law. Accordingly, past results and trends should not be used to anticipate future results or trends.
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
Three Months Ended September 30, 2009 as compared to Three Months Ended September 30, 2008
Revenue
     Revenues for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008 decreased $23,000, or 82%, from $28,000 to $5,000. This decrease was the result of a decline in sales of the SoftPAP cervical collection device totaling $17,000, a reduction in licensing fee revenue totaling $5,000 for our slide-based installed systems and a reduction in service revenue of $1,000 during the quarter ended September 30, 2009.
Costs and Expenses
     Cost of Revenues
     There was no cost of revenues for the quarter ended September 30, 2009, a decrease of $71,000 from the quarter ended September 30, 2008. This decrease was due to lack of sales of our SoftPAP cervical collection device during the period.
     Research and Development
     For the three months ended September 30, 2009, our research and development (“R&D”) expenses were $87,000, a $245,000 or 74% decrease in R&D expenses of $332,000 for the same period in 2008. Of this $245,000 decrease, $143,000 relates to the completion of our clinical trials, $44,000 represents a decrease in consulting fees, $24,000 relates to a reduction in payroll expense primarily from a reduction in vacation expense and payroll taxes and $31,000 relates to costs incurred for the development and modifications of our SoftPAP cervical collection device.
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
     Selling, General and Administrative
     For the three months ended September 30, 2009, selling, general and administrative (“SG&A”) expenses were $525,000, a decrease of $647,000 or 55% over SG&A expenses of $1,172,000 for the same period in 2008. Of this $647,000 decrease, administrative salary expenses decreased $96,000 and sales personnel salary expenses decreased $257,000. In addition, consulting expense was reduced by $60,000, marketing costs were reduced by $26,000, public and investor relations fees were reduced by $101,000, temporary help expenses were reduced by $13,000, professional fees for legal and accounting services were reduced by $99,000, travel expense was reduced by $41,000, and printing expense was reduced by $54,000. These reductions during the three months ended September 30, 2009 were offset by increases of $100,000 in depreciation and amortization expense.
Other Income (Expense)
     Interest income was $12,000 for the three months ended September 30, 2008. There was no interest income during the same period of 2009.

     Interest expense increased by $1,000 to $3,000 for the three month period ended September 30, 2009.
Net Loss
     The net loss for the three month period ended September 30, 2009, before preferred dividends, totaled $610,000, as compared with $1,537,000 for the same period in 2008, a decrease of $927,000 or 60%. This decrease primarily was the result of decreases in R&D and SG&A expenses due to the Company completing its clinical trials during 2008 for the SoftPAP cervical collection device and a reduction in expenses due to the lack of working capital to fund operations.
     The net loss applicable to common stockholders decreased to $610,000 for the quarter ended September 30, 2009 from $1,537,000 for the same period in 2008, a decrease of $927,000 or 60%. The net loss per common share for the three month periods ended September 30, 2009 and September 30, 2008 was $0.01 and $0.04 per share, respectively, on 42,173,810 and 40,954,290 weighted average common shares outstanding, respectively.
Nine Months Ended September 30, 2009 as compared to Nine Months Ended September 30, 2008
Revenue
     Revenues for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 decreased $82,000, or 75%, from $110,000 to $28,000. This decrease was the result of a decline in sales of the SoftPAP cervical collection device totaling $62,000, a reduction in revenue totaling $18,000 from the licensing fees for our slide-based installed systems and a reduction in service revenue of $2,000 during the nine months ended September 30, 2009.
Costs and Expenses
     Cost of Revenues
     Cost of revenues decreased $208,000 for the nine months ended September 30, 2009, from $214,000 in 2008 to $6,000 in 2009. This 97% decrease was due to lack of sales of our SoftPAP cervical collection device during the period.
     Research and Development
     For the nine months ended September 30, 2009, our R&D expenses were $300,000, a $1,349,000 or 82% decrease over R&D expenses of $1,649,000 for the same period in 2008. Of this $1,349,000 decrease, $681,000 relates to the completion of our clinical trials, $171,000 represents a decrease in consulting fees, $125,000 relates to a reduction in laboratory supply costs, $76,000 relates to a reduction of payroll expense including a $38,000 non-cash charge for the issuance of warrants to employees, $40,000 represents a decrease in costs to develop the AIPS system, $25,000 relates to a reduction in licensing fees, $228,000 relates to a decrease in costs incurred for the development and modifications of our SoftPAP cervical collection device, and $3,000 represents a decrease in travel costs.
     Selling, General and Administrative
     For the nine months ended September 30, 2009, SG&A expenses were $2,381,000, a decrease of $1,035,000 or 30%, over SG&A expenses of $3,416,000 for the same period in 2008. Of this $1,035,000 decrease, administrative salary expenses decreased $121,000, sales personnel salary expenses decreased $464,000 and there was a $46,000 reduction related to a non-cash charge for compensation expense. In addition, consulting expense was reduced by $209,000, marketing costs were reduced by $83,000, public and investor relations fees were reduced by $237,000, temporary help expenses were reduced by $124,000, professional fees for legal and accounting services were reduced by $187,000, travel expense was reduced by $111,000, insurance expense was reduced by $25,000, printing and filing fees were reduced by $62,000, postage and delivery expense was reduced by $11,000, office expenses were reduced by $13,000, transfer agent fees were reduced by $22,000, and computer support and other costs were reduced by $15,000.

These reductions during the nine months ended September 30, 2009 were partially offset by increases of $304,000 in depreciation and amortization expense, $303,000 in director fees, $37,000 in rent expense and $51,000 in franchise taxes.
Other Income (Expense)
     Interest income was $50,000 for the nine months ended September 30, 2008. There was no interest income during the same period of 2009.
     Interest expense increased by $24,000 to $29,000 for the nine month period ended September 30, 2009. This increase resulted from a non-cash charge related to the Company’s warrant price modification.
     The Company recorded a non-cash charge of $948,000 for the nine months ended September 30, 2009 resulting from a preliminary legal settlement as described in Item 1 of Part II herein.
Net Loss
     The net loss for the nine month period ended September 30, 2009, before preferred dividends, totaled $3,636,000, as compared with $5,124,000 for the same period in 2008, a decrease of $1,488,000 or 29%. This decrease was the result of decreases in R&D and SG&A expenses due to the Company completing its clinical trials of the SoftPAP cervical collection device during 2008 and cost cutting measures taken as a result of limited available working capital.
     The net loss applicable to common stockholders decreased to $3,636,000 for the nine months ended September 30, 2009 from $5,182,000 for the same period in 2008, a decrease of $1,546,000 or 30%. In addition to the changes reported above, cumulative dividends on the Company’s outstanding Series E convertible preferred stock converted into common stock totaled $58,000 for the nine months ended September 30, 2008 with no comparable charge in 2009. The net loss per common share for the nine month periods ended September 30, 2009 and September 30, 2008 was $0.09 and $0.13 per share, respectively, on 41,925,232 and 39,568,290 weighted average common shares outstanding, respectively.
Liquidity and Capital Resources
     To date, the Company’s capital resources and liquidity have been generated primarily from investments by individual and institutional investors.
     Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. CCI has provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. The Company will be required to make additional offerings in the future to support the operations of the business until some or all of our products are successfully marketed. We used $1,407,000 during the nine months ended September 30, 2009 to fund our operating activities. During the nine months ended September 30, 2009, approximately $300,000 was spent on R&D and approximately $2,381,000 was spent on SG&A functions. The Company used $6,263,000 in operations during the first nine months of 2008. This primarily consisted of $1,649,000 for R&D and $3,416,000 for SG&A functions.
     During the nine months ended September 30, 2009, the Company invested $50,000 for the purchase of a license. CCI is obligated to make additional payments for this license totaling $11,000. The Company has no other material commitments at this time for capital expenditures during the remainder of its 2009 fiscal year.
     We were able to raise $270,000 in cash through the exercise of warrants during the nine months ended September 30, 2009, compared to $9.0 million net proceeds from the sale of common stock and the exercise of warrants for the same period in 2008. The proceeds of the common stock offerings were used to develop and manufacture our products and satisfy certain present and past obligations. At September 30, 2009, the Company had $3,000 in cash as compared to $0.6 million cash on hand as of December 31, 2008. At September 30, 2009, the

Company’s cash balance was not sufficient to fund its operations. During the first quarter of 2009, the Company began an offering of 1.4 million units at an offering price of $3.00 per unit. Each unit consisted of one share of Series F Convertible Preferred Stock and ten warrant’s to purchase common stock. The warrants were offered with an exercise price of $0.30 per share. The preferred stock would accrue dividends at the rate of $0.30 per annum, payable in cash or in additional shares of Series F Preferred Stock at the Company’s option. The preferred stock is convertible into common stock at $0.15 per share at any time, subject to adjustment, unless the conversion price is reset under the terms of the certificate of designation. If the Company’s common stock trades at or above $0.30 per share for 20 out of 30 consecutive trading days with an average trading volume of over 200,000 shares, the Series F preferred shares would automatically convert to common stock at a price of $0.15 per share unless the conversion price is reset under the terms of the certificate of designation. The Series F shares rank senior to the Company’s common stock and all outstanding preferred stock except for the Company’s Series E Preferred Stock, and would have voting rights along with the common stock. Both the Series F preferred shares and the warrants have standard anti-dilution provisions. There were no funds received from this offering in the first nine months of the 2009 fiscal year.
     Also in the first quarter of 2009, the Company offered to holders of its warrants to purchase common stock the opportunity to exercise such warrants at a reduced price of $0.25 per share. During the nine months ended September 30, 2009, holders of warrants to purchase an aggregate 854,371 shares exercised their warrants at this reduced price. The Company received $214,000 from these exercises. In addition, other holders of warrants to purchase 28,292 shares exercised their warrants at the original exercise price. The Company received $56,000 from these exercises.
     We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and hire personnel to market our products. Our operations have been, and will continue to be until we are able to generate significant product revenues, dependent upon management’s ability to raise funds from the sale of our securities. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we will be forced to substantially curtail product research, development and other activities, and may be forced to cease operations.
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
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Other claims
     The Company has received subpoenas dated June 29, 2009 and July 24, 2009 (the “Subpoenas”) from the Securities and Exchange Commission (the “Commission”). The Subpoenas request documents pertinent to the Company’s procedures to raise equity in 2008 and 2009; as well as personal information including trading records of insiders as well as certain other documents relating to the Company’s operations. The Company does not know what, if any, action the Commission intends to take at this time.
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
     Repricing of Warrants for Cash and Cancellation of Debt
     On March 23, 2009, the Company offered to all holders of warrants to purchase shares of the Company’s common stock the option to exercise their warrants at a reduced exercise price of $0.25 per share. The original offer expired on April 23, 2009 and was subsequently extended until May 23, 2009. During the nine months ended September 30, 2009, the Company received gross proceeds of $214,000 from the exercise of warrants for an aggregate 854,371 shares of unregistered, restricted common stock in connection with its offer. In addition, our former Chairman of the Board of Directors and our Chief Executive Officer exercised warrants to purchase an aggregate 670,000 shares of unregistered, restricted common stock through the reduction of $168,000 of debt. CCI recorded a charge of $21,000 related to this warrant modification and recorded the amount as interest expense for the three months ended June 30, 2009. In addition, holders of warrants to purchase 28,292 exercised their warrants at the original exercise price. CCI received approximately $56,000 from these exercises. In total during the first nine months of fiscal 2009 holders exercised warrants for 1,552,663 shares of CCI common stock, of which 683,049 shares had not been issued by the transfer agent as of September 30, 2009
     Issuance of Common Stock as Payment for Services
     During the quarter ended March 31, 2009, CCI issued 16,129 shares of restricted, unregistered common stock valued at $0.31 per share to a consultant as payment for services rendered. The Company recorded the value of the common stock at $5,000 and recorded the amount as a selling, general and administrative expense for the three months ended March 31, 2009.
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
     During the three months ended September 30, 2009, the Company issued warrants to purchase 2,000 shares of common stock with an exercise price of $0.09 per share to an employee. During the nine months ended September 30, 2009, the Company issued warrants to purchase 11,000 shares of common stock with an weighted average exercise price of $0.18 per share to an employee. CCI valued the warrants at $2,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense for the nine months ended September 30, 2009. These warrants have a term of three years and are immediately exercisable.
     Also, during the quarter ended June 30, 2009, the Board of Directors granted each director a bonus of 100,000 shares of restricted, unregistered common stock for services rendered. The shares granted totaled 700,000 and were valued at $0.40 per share. The Company recorded a charge of $280,000 as a selling, general and administrative expense for the quarter ended June 30, 2009.
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
Company Repurchases of Securities
     During the three months ended September 30, 2009, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.

Item 3. Defaults upon Senior Securities
     As of September 30, 2009, CCI had failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note.
     The note requires the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. CCI did not receive any written declarations of default from holders of its remaining outstanding notes payable during the three or nine months ended September 30, 2009.
Item 4. Submission of Matters to Vote of Security Holders
     None.
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

Date: December 17, 2009

EXHIBIT INDEX

Exhibit
Number	Description

31	Section 302 certification by principal executive and chief financial officer.

32	Section 906 certification by principal executive and chief financial officer.