Form 10-K
period 2009-12-31
CytoCore Inc
filed 2010-05-17
CIK 75439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-935

CYTOCORE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4296006 (I.R.S. Employer Identification No.)

414 N. Orleans St., Suite 510, Chicago, IL (Address of principal executive offices)	60654 (Zip Code)

(312) 222-9550
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐ (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Company was $8,790,113, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $0.28 as reported on the Over-the-Counter Bulletin Board on June 30, 2009.

The number of shares of common stock outstanding as of May 7, 2010 was 45,317,610.

CYTOCORE, INC.

Annual Report on Form 10-K
December 31, 2009

PART I

Item 1.	Business

Overview

CytoCore, Inc. (“CCI”, “Cytocore” or the “Company”), formerly Molecular Diagnostics, Inc., develops, manufactures and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

Currently, CCI’s only product is the SoftPAP® cell collection device that is intended to replace the spatula and brush currently used to collect cervical cytology samples. SoftPAP constitutes one of the cell collection components of the Company’s CytoCore Solutions System. The Company is also licensed to sell the PadKit®, another sample collection device directed at ensuring female reproductive tract health, and a cell preservative developed for cytological applications by Cell Solutions LLC. CCI intends to market and sell the SoftPAP and PadKit devices along with this preservative. The other components of the CytoCore Solutions System include certain biochemical assays and slide-based tests, the Company’s next generation specialized system for computer-assisted cytology — the Automated Image Proteomic Systems or AIPStm — and a drug delivery system.

The Company believes the CytoCore Solutions System will provide better detection and diagnosis of cancer and cancer-related diseases through improved specimen quality and accuracy of test results, both in terms of a lower incidence of false negatives and fewer inadequate collections of samples. CytoCore also believes the system will expand the number of women who can be tested, thereby increasing detection and diagnosis rates.

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

Recent Developments

During 2009 and 2010 to date, our operations were severely restricted by our lack of working capital. We have maintained minimal operations. Due to this restriction, we have not been able to hire marketing and sales personnel or accelerate our research and development activities. If we are unable to raise additional capital, we may be forced to cease operations.

CCI is currently conducting an offering, begun in the first quarter of 2009, of its Series F Convertible Preferred Stock. Proceeds of that offering will be used for working capital and general corporate purposes. To date we have not raised any capital from this offering.

Information About Industry Segments

We operate in one industry segment involving medical screening devices, diagnostics, and supplies. All of our operations during the reporting period were conducted and managed within this segment, with a single management team that reports directly to our Chief Executive Officer. For information on revenues, profit or loss, total assets and other financial data attributable to the Company’s operations, see the consolidated financial statements included herewith.

Description of Business

CCI develops, manufactures and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

Total revenue for the years ended December 31, 2009 and 2008 was $44,000 and $125,000, respectively. Of this total revenue, license fees accounted for $40,000, or 91%, of our revenue in 2009 and $66,000, or 53%, of our revenue in 2008. Sales of our current product SoftPap® accounted for revenue of $4,000, or 10%, of our revenue in 2009 and $59,000, or 47%, of our revenue in 2008.

Products

Cell Collection Devices

The clinical diagnostics laboratory analyzes or otherwise evaluates samples obtained from the human body for the purpose of detecting the presence of disease, characterizing it as to type and extent, and/or monitoring the efficacy of treatment. The starting point in any clinical diagnostic test is the collection of a sample that contains the analyte of interest. To a very large extent, the characteristics of the sample collected determine the quality of the results of any tests performed on the sample. The sensitivity and/or accuracy of a test is, for example, likely to be reduced if the sample collection device or method does not capture a sufficient amount of the target analyte, alters the analyte of interest, or collects significant quantities of substances that interfere with the analysis. For this reason, sample collection is a major focus of CytoCore.

SoftPAP®

CCI currently manufactures and sells the SoftPAP® device for the collection of cervical cell samples that are used in the detection of cervical dysplasia, cancer and human papillomavirus (“HPV”) infections. CCI believes that SoftPAP, which has been cleared by the Food and Drug Administration (“FDA”) for sale in the United States and which is CE Marked for international distribution, is positioned as a premium value-added alternative to the spatula, broom and brush-style devices that have traditionally been used for these purposes. Unlike these traditional devices, SoftPAP collects only exfoliated cells and does not scrape, cut or abrade the cervix. This unique sample collection method has been shown in clinical trials to reduce the frequency of false negative and false positive results when the sample is evaluated by cytological methods to detect the presence of dysplasia and cancer. A reduction in the false negative rate means that a greater percentage of patients who have cervical dysplasia, cancer or similar abnormalities are detected during cervical cancer screening (Pap testing) and can, therefore, be treated. A reduced false positive rate means that fewer patients are falsely identified as having cervical dysplasia or cancer, thus sparing these patients the unnecessary stress, discomfort and expense of the additional testing needed to verify that dysplasia or cancer is actually present. In addition, women have reported that having a cervical sample taken using SoftPAP is more comfortable than when a traditional device is used. Variants of SoftPAP are also being designed for the collection of exfoliated cell samples from tissues other than the cervix.

PadKit®

PadKit® is a low cost device that captures a sample that can be evaluated to provide an assessment of the health of the entire female genital tract. CCI has obtained an exclusive license to sell PadKit for the collection of cellular samples that can be screened for a variety of gynecological cancers (including cervical, endometrial, and ovarian), and for the collection of gynecological samples to be tested for the presence of HPV. In the future, CCI may obtain licenses to sell PadKit for additional indications such as the collection of samples for sexually transmitted disease (“STD”) testing. PadKit addresses a number of market niches and segments that are not addressed effectively by SoftPAP or traditional gynecological sampling devices. CCI believes that PadKit thus complements SoftPAP in the CytoCore Solutions family of products. PadKit is designed to eliminate the need for assistance from a medical professional when collecting gynecological samples for many screening applications. CCI believes that this feature, in addition to the range of tests that can be performed on a PadKit sample and PadKit’s low cost, makes PadKit particularly attractive for use in large scale public health screening programs. CCI is also evaluating the use of PadKit in an internet-based fee-for-service testing program outside of the United States. Additional uses, such as providing a simple and rapid means of monitoring patients who have had an abnormal Pap test or who are undergoing treatment for a gynecological cancer, are also being explored.

Specimen Preparation

Cervical cytology specimens are traditionally prepared as “smears” where the cells on the collecting device are literally wiped or smeared onto a microscope slide. In the mid-1990s an alternative method, variously called a “monolayer” or “liquid-based” preparation (“LBP”), was introduced. In this method, cells are washed off of the collection device into a preservative solution to form a cell suspension. A portion of this cell suspension is then transferred to a microscope slide. LBPs presently account for about 80% of the cervical cytology slides prepared in the United States, but despite the technical benefits of LBPs, only about 20% of the cervical cytology slides in the European Union and much lower percentages in the rest of the world are prepared in this manner. The primary limitations to greater adoption of LBPs outside of the United States are the high equipment and ancillary supply costs associated with the two predominant LBP methods.

Cell Preservative

CCI has reached an agreement with Synermed Select Partners, Inc. (“Synermed”) under which CCI will package and market their GluCytetm cell preservative with CCI’s SoftPAP and PadKit cell collection devices. CCI selected this preservative for inclusion in convenience kits due to both its technical performance and because it can be performed manually, thus avoiding the high equipment and supply costs incurred when using competing methods. CCI believes that this methodology provides a cost effective means for laboratories to transition from smears to high quality LBPs. CCI intends to introduce the manual version of convenience kits containing the SoftPAP and the preservative in the European Union to address the demand for LBPs in that part of the world. CCI expects that distribution of such manual kits will then be expanded by region. In parallel, CCI plans to collaborate with Cell Solutions, an affiliate of Synermed, on selling the Cell Solutions automated slide preparation system to high volume laboratories in these countries. Unlike the rest of the world, where this preservative is already approved for use, it is approved only as a general cytology preservative in the United States and requires additional FDA approval before it can be sold for use in specific applications such as cervical cytology. CCI and Cell Solutions have agreed to collaborate on obtaining the necessary FDA approval. CCI is also working with the manufacturer of PadKit to validate the preservative for this application, where CCI believes its superior ability to process bloody samples is of particular relevance. An independent clinical trial of PadKit in combination with the preservative has recently been initiated by the UCLA School of Nursing.

Stains and Reagents

Once a cytology specimen has been deposited onto a microscope slide, it is stained in order to assist the cytologist in detecting and identifying the various features of the deposited cells that are relevant to determining whether the cells are normal, dysplastic or cancerous. CCI is developing several proprietary stains for use in cervical cytology and other screening applications. These stains are designed for automated evaluation using the AIPS Imager (see below), but some may also be evaluated visually or using a flow cytometer. CCI believes that an added benefit of the CCI proprietary stains is that after the specimen has been evaluated using these stains, it can be counterstained with Pap stain for conventional confirmation and archiving.

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

In 1994 AccuMed, a corporate predecessor to CytoCore, introduced the AcCelltm computer-assisted cytology workstation. AcCell provided a means to assist the cytologist by automatically capturing the information relevant to screening cytology specimens in electronic form, managing the captured information, and automatically generating the necessary specimen, regulatory and operational reports. The benefits of this approach were clearly demonstrated in several cytology laboratories where installation of the AcCell system reduced operating costs, eliminated transcription errors, and reduced the time needed to generate a reportable result.

AIPStm Workstation

The AIPStm Workstation is an updated and improved version of the AcCell device. Like the AcCell, the AIPS Workstation is intended to reduce operating costs and improve operating efficiency in the cytology laboratory. Among the improvements and new features incorporated in the AIPS Workstation are a more efficient user interface, improved data management, workflow management and communications capabilities, and new features such as image capture, audio dictation, a “consult” mode, and support for continuing education and proficiency testing. In keeping with the AcCell tradition, patented context-sensitive software allows these capabilities to be provided in an unobtrusive manner that permits the cytologist to concentrate on evaluating specimens rather than on operating the instrument.

CCI believes that the AIPS Workstation hardware also incorporates several major advances over the AcCell, competing “computerized microscope” systems, and conventional cytology microscopes. “Fly-by-wire” technology, for example, allows the user to switch seamlessly between manual and computer-controlled specimen positioning and focusing and makes possible many of the improvements in system ergonomics. This is important as it has been documented that the poor ergonomics of conventional cytology microscopes are responsible for causing many cytologists to leave the field due to carpal tunnel syndrome and related medical problems. The AIPS Workstation is expressly designed to address the root causes of many of these ergonomic problems and is therefore expected to improve the retention of trained cytologists, who are in increasingly short supply, by the laboratory. Unlike the AcCell and other computerized microscopes, the AIPS Workstation does not require an external PC for operation. Instead, all necessary computing power is embedded within the workstation frame. This provides multiple benefits ranging from eliminating a considerable quantity of equipment from a cytologist’s typically cramped work area to facilitating the periodic equipment validations that laboratories are required to perform.

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

Although the evaluation of cervical cytology specimens by automated image analysis can be traced back to the 1940s and a number of capable systems have been developed, the FDA has not to date approved any automated image analysis system to “diagnose”, or classify as normal or abnormal, cervical cytology specimens without human intervention. The FDA has, however, approved several systems including the AccuMed TracCelltm for use in “mapping” or “location-guided screening”. In these systems, image analysis is used to identify potentially abnormal cells which are then presented to a cytologist for classification. This approach, which has been shown to reduce the time required to differentiate between normal and abnormal specimens, is starting to be adopted by high volume laboratories, but is presently too expensive for most laboratories. We believe that our imager will be marketable at a price that will be affordable for most laboratories.

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

OmniDROPtm

The screening of cytology specimens is a communications-intensive activity. Physicians, for example, send test requisitions and medical histories to the lab, receive test results in return, and communicate these results to their patients. Requisitions, data, reports and other information are all communicated back and forth between multiple operational centers within the laboratory and in some cases to other laboratories. As private patient information may be included in many of these communications, most countries impose privacy and security requirements on the communication systems used to transport this traffic. CCI has entered into an agreement with Zycom Touch, LLC under which CCI will sell OmniDROPtm Communicator software as a component of its AIPS systems and as a standalone product for laboratories, hospitals and health maintenance organizations. OmniDROP is a flexible and secure communications package that complies with privacy and other regulations contained in the Health Insurance Portability and Accountability Act (“HIPAA”) in the United States and corresponding privacy regulations worldwide. OmniDROP also includes features such as message receipts and tracking that ensure that messages are received by the intended recipient in a timely manner. OmniDROP is provided as a “software-as-a-service” product where physicians pay only a nominal annual subscription fee while labs pay a small service fee per test.

Therapeutics

CCI is developing a derivative of the SoftPAP cell collection device that can be used to apply a patch containing a therapeutic agent to the cervix. CCI is planning to develop and market this applicator, as well as patches containing established therapeutic agents, at some future date in collaboration with a pharmaceutical or transdermal patch manufacturer.

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

In the future, CytoCore anticipates expanding its portfolio to include other cytological assays and tests, tests for STDs, including HPV, and other markers of vaginal health, and medicinal products related to the treatment of diseases of the female reproductive system. The CytoCore product pipeline for 2011 calls for the introduction of an workstation for computer assisted cytology and an improved cytology preservative for use with SoftPAP. In 2013 CytoCore expects to introduce an automated imaging system with assay reagents for the location-guided screening of cervical cancer specimens and the PadKit sample collection device. Reagents for use in the automated screening for additional conditions such as endometrial and bladder cancer are expected to be introduced in late 2014.

Markets and Marketing Objectives

Diagnostic Focus

Our immediate chief objective is to achieve broad market acceptance of the SoftPAP collection device and the CytoCore Solutions System as a new screening and diagnostic tool for cervical cancer screening, offering an alternative to the current Pap test methods. It is estimated that there are approximately 60 million annual Pap tests given in the United States. Worldwide, approximately 180 million tests are given and approximately 1.5 to 1.8 billion women require annual Pap testing. Many studies have shown that between 70 and 80% of a person’s entire healthcare expenditures over their whole life occur in the last four to six months of life. As a result, more and more attention is being given to the early detection of a disease or condition. Bio-molecular screening, diagnostic, and treatment products consequently are being developed to detect disease states early so they can be dealt with before they become life threatening and expensive to treat. CytoCore is designing and developing its products to satisfy this paradigm shift and focus more on diagnostic methods and tools for early detection.

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

These trends are set against the major advances that are occurring in many areas related to healthcare. These advances range from a better and more nuanced understanding of disease states to the movement of genomics, proteomics and bioinformatics out of the research laboratory and into routine medical practice. These are supported by rapid advances in information, optical and software technology. This combination is making it possible to perform increasing numbers of screening and diagnostic tests at or near the point of care. CytoCore is focused upon utilizing these advances to provide products that address the needs of these worldwide markets.

Sales and Distribution

The SoftPAP has initially been targeted to the premium segment of the cervical cytology sampling market. This premium segment comprises almost the entire cervical sampling market except for public health programs and research hospitals. The Company expects that the SoftPAP will be primarily delivered to these customers through local and regional distributors who specialize in the value-added OB/GYN market. During the last quarter of fiscal 2007, the Company entered into three distribution agreements with distributors in Italy, Spain and Portugal. Each of these distributors agreed to act as the Company’s exclusive distributor in their respective territories. In 2008, the Company also entered into an international distribution agreement for sales into Switzerland. However, the Company only realized minimal sales over the last few years. In 2009, the company shipped product to a distributor in Turkey.

In 2010 the Company engaged the services of Dr. Mauro Scimia as a sales representative. Dr. Scimia will be focusing upon developing markets for Company products in the European Union and surrounding regions and providing support to our distributors.

The AIPS Workstation will be marketed to small and medium-sized hospitals and reference laboratories. The compact, low cost design of the workstation is intended to facilitate its deployment at or in proximity to the point of care. Once the AIPS Workstation has been successfully established in the laboratory market, our strategy is to form alliances with these laboratories and other medical products distribution companies and utilize their sales forces to broaden sales of the system to other markets, including hospitals, clinics, managed care organizations and office-based physician groups. Our marketing strategy to these organizations will vary depending upon the applicable cancer screening test.

CCI will be selling cell preservatives in combination with the SoftPap product only. The corresponding PadKit marketing strategy is being developed, but it is currently anticipated to be based upon convenience kits containing PadKit and the preservative. OmniDrop will be sold as an incidental component of the AIPS Workstation and may also be sold as an independent product.

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

A 510(k) notification, among other things, requires an applicant to show that its products are “substantially equivalent” in terms of safety and effectiveness to an existing FDA-cleared predicate product. An applicant may only market a product submitted through a 510(k) notification after the FDA has issued a written notification determining the product has been found to be substantially equivalent. The predecessor to the SoftPAP collector, the e2 Collector, was cleared for marketing by the FDA on May 31, 2002 under the 510(k) notification process. The SoftPAP collection device received FDA clearance under the 501(k) notification process in February 2008.

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

To date all CCI products have been cleared via the 510(k) process, but it is expected that some future products will require approval via the PMA process.

The FD&C Act generally bars advertising, promoting, or other marketing of medical devices that the FDA has not approved or cleared. Moreover, FDA enforcement policy strictly prohibits the promotion of known or approved medical devices for non-approved or “off-label” uses. In addition, the FDA may withdraw product clearances or approvals for failure to comply with regulatory standards.

Our prospective foreign operations are also subject to government regulation, which varies from country to country. Many countries, directly or indirectly through reimbursement limitations, control the price of most healthcare products. Developing countries put restrictions on the importation of finished products, which may delay such importation. European Directives establish the requirements for medical devices in the European Union. The specific directives applicable to our current products are the Medical Device Directive and the In-Vitro Diagnostics Device Directive. Some future products may also be required to comply with additional directives. The International Organization for Standardization (“ISO”) establishes standards for compliance with these directives, particularly for quality system requirements. The Company announced in August 2007 that it had completed the process of demonstrating the conformity of the cell collection device to the requirements of the Medical Device Directive for sales into the European Union.

The FDA has adopted regulations governing the design and manufacture of medical devices that are, for the most part, harmonized with the good manufacturing practices and ISO quality system standards for medical devices. The FDA’s adoption of the ISO’s approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations. Other countries impose similar but not identical regulations that will further increase compliance costs.

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

The FDA is responsible for the categorization of commercially-marketed laboratory tests and manufacturers are notified of the assigned complexity through routine FDA correspondence. Categorization is effective as of the date of the written notification to the manufacturer.

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

We received FDA clearance to market the SoftPAP collector in February 2008 and a follow-up clinical trial for the device was completed in 2008. The results of this trial have been published on www.clinicaltrials.gov. Clinicaltrials.gov is a component of the FDA that is responsible for the registration of clinical trials and the reporting of data from these trials. The Company continues to refine the device and develop and optimize its assays and the AIPS Workstation and platform. Our overall strategy involves the continuing study of the CytoCore Solutions System and its components. This research will determine whether the CytoCore Solutions System is able to eliminate true negative samples from further review for cervical cancer. We believe the system could also become a primary screening device for cervical, endometrial and bladder cancer. We will also submit the data to foreign regulatory authorities that have jurisdiction over these products. Subsequently, we will continue to collect and submit data for the CytoCore Solutions System point-of-care test. We plan to pursue regulatory approval of the CytoCore Solutions System products through a series of submissions and, in some cases, using data from a single clinical study. This tiered approach is designed to accelerate revenue opportunities for the CytoCore Solutions System in the short term and to drive adoption of our innovative products over the long term, while minimizing the expense and time involved in undertaking the appropriate study. If the submissions for the various CytoCore Solutions System products are cleared by the FDA for sale in the U.S. market or approved for sale by foreign regulatory agencies, we intend to sell the cleared products in their respective clinical markets.

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

Specifically, there are several companies whose technologies are similar, adjunctive to, or may overlap with that of CCI. These include manufacturers of liquid-based Pap tests and screening and diagnostic systems such as

Cytyc (a Hologic, Inc. company) and Becton, Dickinson and Company (which acquired Tripath Imaging Inc. in 2006).; Qiagen, which manufactures the leading HPV test; Ventana Medical Systems, Inc., an instrument and reagent manufacturer; and Dako Group, Clarient, Inc. and Genetix LTD., which provide cancer and genetic diagnostic and screening products and services, respectively. However, as noted above, we do not believe any of these companies have developed the fully-integrated solution necessary to deliver a fully-automated, proteomic-based solution. Certain of the competitors listed have chosen to focus on the histology market that, although closely related to cytology, is separate and distinct. To develop fully-automated solutions, companies must have technologies that fully integrate microscopy instruments, imaging software and cancer-detecting biochemistry. It is difficult to assess our competitive position in the market since we are not sufficiently aware of the development stages of any of competitors’ products.

Operations

We conduct research and development work for the CytoCore Solutions System using a combination of our full-time and part-time employees and independent consultants in our Chicago, Illinois location and contracted researchers.

We do not intend to invest capital to develop our own distribution and sales organizations, or construct and maintain a medical-products manufacturing facility and all its related quality systems requirements. Our strategy is to utilize the operations, quality systems and facilities of a contract manufacturer specializing in medical products manufacturing to meet our current and future needs in the United States and abroad. This strategy covers manufacturing requirements related to the CytoCore Solutions System’s chemical components, plastic and silicone parts for the SoftPAP, and the instruments and other components of the AIPS workstation.

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

As of December 2009, we had filed 12 U.S. utility patent applications. Three of the U.S. utility applications have been issued as U.S. patents, two are pending and seven have been abandoned. One Chinese patent had been issued and one European case has been abandoned. One U.S. and five foreign patent applications are filed and pending; in order to reduce the expenses related to patent prosecution, we are currently taking only those actions needed to keep them in effect. This group of patents and patent applications covers all aspects of the CytoCore Solutions System including, but not limited to, the point of service instrument, the personal and physicians’ collectors, and the slide-based test. As a result of the acquisition of AccuMed, we acquired 33 issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of 17 were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software were also acquired. We have recovered the AcCell-related patents and patent applications from the third party.

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

We believe research and development is critical to the success of our business strategy. During the 2009 and 2008 fiscal years, our research and development expenditures were approximately $372,000 and $1,852,000, respectively, all of which were charged to expense in our consolidated statement of operations. Settlements to vendors related to research and development activities for less than the recorded amounts totaled $457,000 for the fiscal year 2009 and were credited to expenses.

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

We believe that future sales of the CytoCore Solutions System or other products into foreign markets may result in collection periods that may be longer than those expected for domestic sales of these products. Our strategy will be to use down payments, letters of credit and/or other secured forms of payment, whenever possible, in sales of products in foreign markets.

Employees

As of March 31, 2010, we employed a total of six full-time employees. We also utilize independent consultants in the United States on an as-needed basis.

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

During the fiscal year ended December 31, 2009, the Company did not have any foreign operations, but did have distribution agreements to sell our products in Switzerland, Italy, Spain and Portugal. As of December 31, 2009, we had product shipments to Europe, which sales accounted for 9% of our revenues for the 2009 fiscal year.

Available Information

The Company’s website can be found at www.cytocoreinc.com. CCI makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such periodic and current reports. The contents on our website are not incorporated in our Form 10-K. Copies can be requested in writing to CytoCore, Inc., 414 N. Orleans St., Suite 510, Chicago, Illinois 60654, Attn: Chief Financial Officer.

Item 1A.	Risk Factors

You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our capital stock. The risks and uncertainties described below are not the only ones we face. Additional risks are described elsewhere in this report under the Item 1 — Business and Item 3 — Legal Proceedings sections, among others. Other risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. The discussion of our risk factors should be read in conjunction with the financial statements and notes thereto included herein.

Risks Related to Our Business

We have a history of operating losses and there are doubts as to our ability to continue as a going concern.

Our expenses have exceeded our revenues since our inception, and our accumulated deficit at December 31, 2009 was $95,351,000. We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when sales of the Company’s products might occur in the future. We estimate that we have sufficient cash on hand to fund our operations only until June 2010.

Our losses have resulted from research and development costs, sales and marketing expenses and other general operating expenses. We expect to continue to devote resources to marketing, product development and other research and development activities, including expenses associated with additional and larger clinical trials for our product candidates. Although we expect to generate revenue in the future from the sale of the SoftPAP collection device and other components of the CytoCore Solutions System, we cannot predict when revenues will be sufficient to fund our operations. We therefore expect to continue to incur significant losses in the near future.

Due to the substantial losses we have incurred and our current limited financial resources, our independent registered public accounting firm has noted in its report on our financial statements that these conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty. Moreover, the going concern explanatory paragraph may make obtaining additional financing more difficult or costly.

We have limited financial resources and we are not certain we will be able to obtain additional financing to maintain operations and fund the development of future products.

Our ability to continue operations depends upon our raising additional funds during 2010, since we estimate that we have sufficient cash on hand to fund operations only until May 2010. Until such time as our products achieve market acceptance and generate sufficient revenues, we will continue raising funds for operating purposes primarily from the sale of securities of the Company. Lack of funding may affect our overall ability to operate our business, including the ability to employ adequate staff and conduct ongoing studies and clinical trials of our products. Failure to raise adequate capital to meet our business needs could materially jeopardize CCI and our ability to conduct business. There can be no assurance that we will be able to secure necessary funds.

We currently depend on the sale of a single product and product line.

CCI has sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when sales of the Company’s products might occur in the future. Only one shipment of product was made in 2009. In the foreseeable future we will derive most of our revenues from the sale of the SoftPAP cell collection device, and the other components of the CytoCore Solutions System. Our net sales and earnings will therefore be heavily dependent on the sale of these products. If we are unable to successfully develop and commercialize such products as well as other new or improved products, our business, sales and profits will be materially impaired.

Our future success will depend on our ability to develop new products and respond to technological changes in the markets in which we compete.

Our long-term ability to generate product-related revenue will depend in part on our ability to identify products and product candidates that may utilize the different components of the CytoCore Solutions System, including our drug delivery system and slide-based tests. If internal efforts do not generate sufficient product candidates, we will need to identify third parties that wish to collaborate with the Company to develop new products and applications. Our ability to successfully pursue third-party relationships will depend in part on our ability to negotiate acceptable license and related agreements. Even if we are successful in establishing collaborative arrangements, they may never result in the successful development or commercialization of any product candidate or the generation of any sales or royalty revenues.

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

Delays in receiving governmental approvals can be costly in terms of lost sales opportunities and increased clinical trial costs. The speed with which we complete such trials and receive approval will depend on several factors, many of which are beyond our control, including but not limited to the rate of patient enrollment and retention, negative tests results, analysis of data obtained from testing activities and changes in regulatory policies. At the time of this writing the FDA is in the early stages of a system level review that is widely expected to result in significant changes in the way that medical devices are regulated in the United States. Similarly, the European Union is in the later stages of revising the directives that apply to the regulation of medical devices in the EU, and other countries, particularly in Asia, are undertaking similar efforts.

In 2008 CytoCore successfully completed a clinical trial for the SoftPAP collector and received both FDA clearance to market this device in the United States and the CE Mark that is required to market SoftPAP in the European Union. Future CytoCore products will require additional clinical trials and filings for regulatory approval to market in the United States, European Union, and other jurisdictions. We cannot be certain that the results of these future trials will result in regulatory approval to market these products, or that approval, if granted, will not be limited to specific indications for use or product claims. Obtaining regulatory approval is expensive, time-consuming and uncertain, and is expected to become even more so as a consequence of legislative and regulatory changes and initiatives that have recently been initiated in the United States, European Union and other jurisdictions.

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

Widespread adoption and commercial acceptance of our SoftPAP device and the CytoCore Solutions System in the United States and other countries is in part dependent upon the ability of healthcare providers and laboratories to secure adequate reimbursement from third-party payers such as private insurance plans, managed care organizations, Medicare and Medicaid, and foreign governmental healthcare agencies. We cannot guarantee that third parties will add our products to the coverage and that reimbursement will in fact be provided, that it will continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and laboratories in the United States and other countries to use our products instead of conventional methods or existing therapies.

Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. There can be no assurance that foreign third-party payers will provide or continue to provide coverage, which third-party reimbursement will be made available at adequate levels, if at all, for our products under any such foreign reimbursement system or that healthcare providers or clinical laboratories will use our products in lieu of other methods. We also will be required to secure adequate reimbursement for any new products we develop or acquire, and we may not be able to do so successfully.

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

We currently rely primarily on third-party distributors for the sale and distribution of our products. Our relationships with these distributors, therefore, must remain positive. We have a limited a history of working with these companies and have only limited control over their performance. We cannot predict the success of these relationships or the efforts of these companies in marketing the SoftPAP and our other products. Our sales and marketing efforts, including those of our distributors, may not be sufficient to successfully compete against more extensive and well-funded operations of certain of our competitors. None of our existing distributors purchased any product from us in 2009. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers.

Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.

We anticipate substantial fluctuations in our future operating results. A number of factors contribute to such fluctuations, including but not limited to:

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

As of December 31, 2009, we employed six full-time persons. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Common Stock

There is a limited market for “penny stocks” such as our common stock.

Our common stock is considered a “penny stock” because, among other things, its trading price is below $5.00 per share. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the Over-the-Counter Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Being a penny stock also could limit the liquidity of our common stock and limit the coverage of our stock by analysts.

The historically volatile market price of our common stock may affect the value of our stockholders’ investments.

The market price of our common stock, like that of many other life science and biotechnology companies, has in the past been highly volatile. In fiscal year 2009, the price of our common stock traded in a range of $0.08 to $0.75. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

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

We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2009, we had 47,250 shares of Series A convertible preferred stock outstanding, which convert into approximately 2,064 shares of our common stock; 93,750 shares of Series B convertible preferred stock outstanding, which convert into approximately 37,500 shares of our common stock; 38,333 shares of Series C convertible preferred stock outstanding, which convert into approximately 19,167 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 175,000 shares of our common stock; and 19,222 shares of Series E convertible preferred stock outstanding, which convert into approximately 52,861 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation (as amended to date) gives our Board of Directors authority to issue the remaining 5,143,137 undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine. Any such sale of Company securities would have a dilutive effect on the holdings of our stockholders and the value of our common stock. We cannot be certain what level of dilution, if any, may occur or if we will be able to complete any such sales of common stock or other securities in the future.

At December 31, 2009, we had outstanding warrants to purchase an aggregate 3,461,197 shares of our common stock and outstanding options to purchase 10,000 shares of our common stock.

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

Although our common stock is quoted on the OTCBB, trading of our common stock is limited. There can be no assurance a more active market for our common stock will develop. Accordingly, investors must bear the economic risk of an investment in our common stock for an indefinite period of time. Even if an active market develops, Rule 144 promulgated under the Securities Act of 1933, as amended, which provides for an exemption from the registration requirements under such Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Act. We may not be able to fulfill our reporting requirements in the future under, or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

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

If we are late in our filings with the SEC again our stock may be de-listed from the OTCBB and would be traded on the Pink Sheets.

If our shares become quoted on the Pink Sheets an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell. Many institutional investors have investment policies which prohibit them from trading in stocks on the Pink Sheets. As a result, shares quoted on the Pink Sheets generally have limited trading volume and exhibit a wide spread between the bid/ask quotations than stock traded on national exchanges. Quotation of our securities on the Pink Sheets may limit the liquidity and price of our securities more than if our securities were quoted or listed on the OTC Bulletin Board, the Nasdaq Stock Market or a national exchange. These factors may have an adverse impact on the trading and price of our Common Stock.

The accounting for stock-based compensation has reduced and may continue to reduce our reported earnings, which could result in a decline in our stock price.

As part of our compensation to employees, directors and consultants, we issue equity awards, primarily in the form of stock options and warrants. Many of the companies within our industry and with whom we compete for skilled employees use stock-based compensation as a means to attract personnel, although not all do and many do not issue the same level of awards. In particular, during the periods when the Company faces severe cash constraints, it uses equity awards in lieu of salary to compensate employees and others. In addition, if we unexpectedly hire additional employees the impact of the accounting standards on stock based compensation may be more significant for us. To the extent investors believe the costs incurred for stock-based compensation by CCI are higher than those incurred by other companies, our stock price could be negatively impacted.

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

Legal Proceedings

Settled in 2009

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

In April 2009, the Company entered into a tentative settlement agreement with NeoMed. The terms of the agreement provided that the Company would issue to NeoMed 2,658,800 shares of restricted, unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock at an exercise price of $0.50 per share. As a result of the tentative settlement, the Company made an additional provision totaling $948,000, which was charged to other expense in the first quarter of 2009. In February 2010, the settlement agreement was approved by the court and CCI issued 2,658,800 shares of restricted unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock to NeoMed. The warrant has a term of three years and is exercisable immediately. As a result of the settlement becoming final, CCI reduced the $948,000 provision to $222,000 in the fourth quarter of fiscal 2009. The $726,000 credit was applied to other expense.

Pending as of December 31, 2009

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

Wildman, Harrold, Allen & Dixon LLP.  In November 2009, Wildman, Harrold, Allen & Dixon (“Wildman”) filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2009-L-013902). Wildman alleged that the Company failed to pay for legal services in the amount of $41,407.03. In January 2010, the Company entered into a Confession of Judgment and a payment plan with Wildman. The payment plan provides for an initial payment of $5,000 in January 2010, two payments of $1,500 each in February and March 2010, two payments of $2,500 each in April and May 2010, two payments of $4,000 each in June and July 2010, one payment of $10,203 in August 2010 and a final payment of $10,203 in September 2010. The Company has made all of the required payments to date.

Securities and Exchange Commission Subpoenas

SEC action.  The Company received subpoenas dated June 29, 2009, July 24, 2009 and March 2, 2010 (the “Subpoenas”) from the Securities and Exchange Commission (the “Commission”). The Subpoenas request documents pertinent to the Company’s procedures to raise equity in 2008 and 2009, as well as personal information including trading records of insiders and certain other documents relating to the Company’s operations. CCI has submitted to the Commission the requested documents. The Company does not know what, if any, action the Commission intends to take at this time.

Other claims

Other Creditors.  CCI was a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims. CCI does not consider any of these claims to be material.

In 2009, a vendor entered into a non-cash settlement releasing the Company from an obligation totaling $457,000. The settlement was recorded as a reduction in research and development expense in the fourth quarter.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “CYOE.OB”; since April 16, 2010 it has been quoted under the symbol “CYOEE.OB”. The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions.

	Range of Common
	Stock
	High	Low

Year Ended December 31, 2009
1st Quarter	$0.84	$0.34
2nd Quarter	$0.47	$0.25
3rd Quarter	$0.33	$0.08
4th Quarter	$0.30	$0.05
Year Ended December 31, 2008
1st Quarter	$4.08	$1.75
2nd Quarter	$3.10	$1.90
3rd Quarter	$2.15	$0.55
4th Quarter	$0.79	$0.15

Holders

As of May 7, 2010, we had approximately 382 record holders of shares of our common stock. This number does not include other persons who may hold only a beneficial interest, and not an interest of record, in our common stock.

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

We paid non-cash dividends, in the form of newly issued shares of our common stock, amounting to $7.00 and $58,000 during 2009 and 2008, respectively, to holders of shares of our preferred stock who elected to convert their preferred stock and cumulative dividends thereon into shares of our common stock. We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $2,205,000 at December 31, 2009, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.

Stock Transfer Agent

Our stock transfer agent is BNY Mellon Investor Services, 480 Washington Boulevard, Jersey City, NJ 07310 and its telephone number is (800) 522-6645.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information about the equity compensation plans of the Company as of the fiscal-year ended December 31, 2009. See also Note 7 — Stockholders’ Equity and Note 8 — Equity Incentive Plan and Employee Stock Purchase Plan in the Notes to our Consolidated Financial Statements for further information.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities		Remaining Available for Future
	to be Issued upon	Weighted-Average	Issuance Under Equity
	Exercise of Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected
	Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders
1999 Equity Incentive Plan (as amended) — Terminated in 2009	10,000	$2.97	—
Equity Compensation Plans Not Approved by Security Holders
Warrants issued with debt and equity(1)	2,173,930	$1.93	—
Warrants issued for financial and IR services(2)	283,266	$2.25	—
Warrants issued for officer, director and employee compensation(3)	802,000	$2.05	—
Warrants issued in forgiveness of debt and other services(4)	202,001	$1.63	—

Total	3,471,197	$1.96	—

1)	CCI has issued warrants in conjunction with the issuance of debt and equity. The issuance of warrants significantly reduces the cash costs that would otherwise be associated with raising capital.

2)	CCI has included warrants in agreements for providers of investor relations and/or public relations services. Warrants were also issued to financial advisors as remuneration for the procurement of equity, debt and preferred stock convertible into equity. This practice significantly reduces the cash costs to CCI to obtain these services.

3)	CCI has issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2009, a non-executive employee was issued 13,000 warrants.

4)	CCI has issued warrants to settle debt and pay for services rendered. The issuance of warrants significantly reduces the cash costs that would otherwise be associated with the settlement of such debt or payment for such services.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Issuance of Securities

Common Stock

During fiscal 2009, CCI offered capital stock to foreign and accredited investors for cash and to directors, employees and consultants as payment for services rendered in lieu of cash payments.

On March 23, 2009, the Company offered to all holders of warrants to purchase shares of the Company’s common stock the option to exercise their warrants at a reduced exercise price of $0.25 per share. The original offer expired on April 23, 2009 and was subsequently extended until May 23, 2009. During the year ended December 31, 2009, the Company received gross proceeds of $214,000 from the exercise of warrants for an aggregate 854,371 shares of unregistered, restricted common stock in connection with its offer. In addition, our former Chairman of the Board of Directors and our Chief Executive Officer exercised warrants to purchase an aggregate 670,000 share of unregistered restricted common stock through the reduction of $168,000 of debt. CCI recorded a charge of $21,000 related to this warrant modification and recorded the amount as interest expense. In addition, holders of warrants to purchase 28,292 exercised their warrants at the original exercise price. CCI received approximately $56,000 from these exercises.

For the year ended December 31, 2009, CCI received proceeds totaling $270,000 and reduced its debt by $168,000 from the exercise of warrants to purchase an aggregate 1,552,663 shares of unregistered, restricted common stock. As of December 31, 2009, 683,049 shares were not yet issued by the transfer agent.

In the first quarter of the 2009 fiscal year, as described in Note 8 in the Notes to the Consolidated Financial Statements included herewith, the Company issued to two of its executive officers an aggregate 61,144 shares of restricted, unregistered common stock valued at $0.50 per share as compensation for services rendered in 2008. The shares were valued at $31,000, and such amount was recorded as compensation in 2008.

During the year ended December 31, 2009, Board of Directors voted to accept, in lieu of payment for $311,000 due to them, 778,194 shares of restricted, unregistered common stock. The common stock was valued at $0.40 per share. The shares were not issued by the transfer agent.

CCI issued 16,129 shares of restricted, unregistered common stock valued at $0.31 per share to a consultant as payment for services rendered. The Company recorded the value of the common stock at $5,000 and recorded the amount as a selling, general and administrative expense.

Also during 2009, the Board of Directors granted each director a bonus of 100,000 shares of restricted, unregistered common stock for services rendered. The shares granted totaled 700,000 and were valued at $0.40 per share. The Company recorded a charge of $280,000 as a selling, general and administrative expense. These shares have not been issued.

Warrants

During the three months ended December 31, 2009, the Company issued warrants to purchase 2,000 shares of common stock with an exercise price of $0.04 per share to an employee. During the year ended December 31, 2009, the Company issued warrants to purchase 13,000 shares of common stock with a weighted average exercise price of $0.16 per share to an employee. CCI valued the warrants at $2,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense. These warrants have a term of three years and are immediately exercisable.

Conversions of Preferred Stock

During the year ended December 31, 2009, a holder of four shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into 20 unregistered shares of the Company’s common stock. Dividends on these preferred shares were $7.00.

Please refer to Note 7 — Stockholders’ Equity in the Notes to our Consolidated Financial Statements for more information on the Company’s preferred stock.

Exemptions

CCI issued such securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and Regulation S for sales to foreign investors. No advertising or general solicitation was employed in offering the securities. The offerings and sales or issuances were made to a limited number of persons, all of whom were accredited and/or foreign investors, and transfer was restricted by the Company in accordance with the requirements of applicable law. In addition to representations by the above-referenced persons, the Company made independent determinations such that it reasonably believed that all of the investors were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, these investors were provided with access to CCI’s filings with the Securities and Exchange Commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 5.	Selected Financial Data

The information below was derived from the audited consolidated financial statements included in this report and in previous annual reports filed with the Commission. This information should be read together with the consolidated financial statements and the notes thereto included in such reports. Historical results are not necessarily indicative of the results to be expected in the future.

	2009	2008	2007	2006	2005
	Dollars in thousands

Net Sales	$44	$125	$83	$94	$117
Operating Expenses
Cost of revenues	(3)	(81)	(30)	(19)	(21)
Provision for inventory valuations	400	—	—	—	—
Research and development	85	(1,852)	(2,599)	(854)	100
Selling, general and administrative	(3,022)	(4,301)	(5,060)	(3,967)	(1,306)
Selling, general and administrative — related parties	—	(263)	(239)	—	—

Total cost and expenses	(3,340)	(6,497)	(7,928)	(4,840)	(1,267)

Operating Loss	$(3,296)	$(6,372)	$(7,845)	$(4,746)	$(1,150)

Basic and fully diluted net loss per common share(1)	$(0.07)	$(0.16)	$(0.24)	$(0.30)	$(0.40)

(1)	Reflects the one-for-ten reverse stock split effected on November 27, 2007. Prior periods have been restated to reflect the reverse stock split.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CCI is developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed an FDA-cleared sample collection device and are developing and testing stains and reagents for use with the AIPS system to screen for various cancers.

Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market some, or all, of our products.

We launched sales of our current product SoftPAP® cervical cell collector in the fourth quarter of fiscal 2007. We believe the revenues from this device along with additional capital will allow us to complete the development of the other components of the CytoCore Solutions System, including the AIPStm Workstation, AIPS Imagertm, and genetic biological markers used for the development of the various protein antibodies that allow for the detection of abnormal cervical, uterine, endometrial and bladder cancer cells.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement its business plan and to develop, manufacture and market its products. Implementation of the Company’s plans will be contingent upon it securing substantial additional financing. During the year ended December 31, 2009, CCI raised approximately $1.2 million through the exercise of stock warrants and advances from related parties. For CCI to successfully implement its business plan, CCI will have to obtain additional capital. If the Company is unable to obtain additional capital or generate profitable sales revenues, it may be required to curtail product development and other activities and may have to cease operations. No assurances can be given about the Company’s ability to obtain capital. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition.  CCI recognizes revenue from product sales when the following criteria are met: shipment of a product or license to customers has occurred and there are no remaining Company obligations or contingencies; persuasive evidence of an arrangement exists; sufficient vendor-specific, objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

Share-Based Payment.  Financial Accounting Standards Board Codification 718-10, establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this statement requires that all share-based payments, such as employee stock options or warrants, be reflected as an expense based upon grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. The Company estimates the fair value of these awards using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends and consider changes for future expectations.

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates concerning the method of depreciation or the useful life of the equipment used in the production of SoftPAP collection kits, (2) estimates as to the valuation allowance for the amounts recorded and held as inventory of goods and property and equipment and,(3) estimates of possible litigation losses.

Results of Operations

Fiscal Year Ended December 31, 2009 as compared to Fiscal Year Ended December 31, 2008

Revenue

Revenues of $44,000 for the fiscal year ended December 31, 2009 represented a decrease of $81,000, or 65%, from revenues of $125,000 in fiscal 2008. The decrease was a result of decreased sales of our SoftPAP cervical cell collector totaling $56,000, a reduction in service revenue of $1,000, and a reduction in licensing fees of $24,000.

Costs and Expenses

Cost of Revenues

For the year ended December 31, 2009, cost of revenues totaled $3,000, a decrease of $78,000 or 96% over cost of revenues of $81,000 for the year ended December 31, 2008. Cost of revenues represents the cost of the product sold, freight, and other costs of selling our products.

Also, CCI recorded a provision for inventory adjustment to market of its finished goods inventory totaling $400,000 for the year ended December 31, 2009.

Research and Development

For the 2009 fiscal year, research and development expenses were $372,000 before a reduction of $457,000 from a non-cash settlement with a vendor, resulting in a net credit balance of $85,000. Expenses for 2008 were $1,852,000. Of the $1,937,000 decrease in R&D expenses, $791,000 resulted from the completion of clinical trials, $457,000 resulted from the non-cash settlement with a vendor, $168,000 related to reduced fees paid to medical consultants, $110,000 related to reduced personnel costs, $107,000 related to costs incurred for the ongoing improvement of the SoftPAP cervical collection device, $255,000 related to the development of the AIPS Workstation, $25,000 related to a reduction in licensing fees and $24,000 related to decreases in other costs.

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

Selling, General and Administrative

For the year ended December 31, 2009, selling, general and administrative expenses were $3,022,000, a 34% decrease over SG&A expenses of $4,564,000 for the year ended December 31, 2008. Of this $1,542,000 decrease, $748,000 related to a reduction in employee compensation expense. Of the $748,000 reduction in compensation expense, $529,000 relates to a reduction of sales and marketing personnel and $219,000 in reductions of administrative employees. The remaining $794,000 included reductions of $299,000 in professional fees for legal and accounting services, $239,000 in consultant expenses, $255,000 in investor and public relations expenses, $154,000 in temporary help, $160,000 relating to a reduction in marketing costs, $117,000 in travel expenses, $29,000 in insurance expense, $15,000 in office supplies, $23,000 in trade shows, $13,000 in employee recruitment and training costs, $12,000 in filing costs, $7,000 in bad debt expense, and $58,000 in other costs. These reductions were partially offset by increases including a $293,000 increase in directors’ fees, a $154,000 increase in depreciation expense of equipment and tooling, $54,000 in franchise taxes, $42,000 for amortization of a license, $38,000 in rent expense, and $6,000 in information technology costs.

Other Income (Expense)

There was no interest income for the year ended December 31, 2009. Interest income was $53,000 for the year ended December 31, 2008.

Interest expense increased by $24,000 to $34,000 for the year ended December 31, 2009. This increase resulted from a non-cash charge related to the Company’s warrant price modification.

The Company recorded a non-cash charge of $222,000 for the year ended December 31, 2009 resulting from a preliminary legal settlement as described in Item 3 herein.

Net Loss

The net loss for the year ended December 31, 2009, before preferred dividends, totaled $3,552,000, as compared to $6,328,000 for 2008, a decrease of $2,776,000 or 44%. Of this decrease, $1,937,000 related to reduced R&D costs, $1,542,000 related to decreases in SG&A expenses and $3,000 represented a decrease from cost of revenues exceeding revenues. These decreases were partially offset by an increase of $222,000 resulting from the cost of a legal settlement, a provision for inventory valuation totaling $400,000, interest expense and a reduction of interest income.

The net loss applicable to common stockholders decreased to $3,552,000 for the year ended December 31, 2009 from $6,386,000 for the year ended December 31, 2008, a decrease of $2,834,000 or 44%. In addition to the changes reported above, cumulative dividends on the Company’s outstanding Series B and Series E convertible preferred stock converted into common stock totaled $58,000 for the year ended December 31, 2008 compared with $7.00 in 2009. The net loss per common share for each of the years ended December 31, 2009 and December 31, 2008 was $0.08 and $0.16, respectively, on 41,874,890 and 39,984,394 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

The Company’s capital resources and liquidity are generated primarily from investments by individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since its inception through private offerings of debt and equity securities to limited numbers of U.S. and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until we are able to generate sufficient income from the sale of our products. We used $1,637,000 and $7,118,000 during 2009 and 2008, respectively, to fund our operating activities. We also used $71,000 and $1,683,000 in 2009 and 2008, respectively, for the purchase of a license and of tooling and equipment.

At December 31, 2009, we had checks issued in excess of cash on hand totaling $5,000 as compared to $553,000 cash on hand at the beginning of the period. We were able to raise $1,155,000 through the exercise of warrants and proceeds of advances from related parties during the fiscal year ended December 31, 2009. This cash was used to fund operations, including research and development activities, and the purchase of a license. We currently have enough cash on hand to fund operations into June, 2010. We continue to meet with qualified investors and believe we will be able to raise capital through the issuance of a new Series F Convertible Preferred Stock to fund operations in the immediate future until we can be self-sufficient through profitable operations, although no assurance can be given about the Company’s ability to obtain such capital. We did not have any material commitments for capital expenditures as of December 31, 2009.

Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital through the issuance and sale of debt and equity securities. We have incurred significant operating losses since inception of the business. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. If the Company is unable to obtain adequate additional financing or generate profitable sales revenue, or negotiate a favorable settlement plan with creditors, it may be unable to continue its product development and other activities and may be forced to cease operations. The consolidated financial statements presented do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 6A.	Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2009, we had total debt of $70,000, of which $36,000 bears interest at fixed interest rates and $34,000 bears interest at a variable rate. As of December 31, 2009, we did not have any cash, cash equivalents and short-term investments. Due to our lack of material long-term debt and anticipated capital expenditures, we do not believe that we currently face any material interest risk exposure.

Item 7.	Financial Statements and Supplementary Data

Our consolidated financial statements for the years ended December 31, 2009 and 2008, together with the report of L J Soldinger Associates LLC dated May 14, 2010, and the notes thereto, are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive and financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our chief executive and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act”), is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures. Internal controls over financial reporting are designed to provide reasonable assurance that the Company’s books and records reflect the transactions of the Company and that established policies and procedures are carefully followed. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is appropriately recorded, processed, summarized and reported within the specified time periods. An important feature of the Company’s system of internal control over financial reporting and disclosure controls is that both are continually reviewed for effectiveness and are augmented by written policies and guidelines.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, and Corporate Governance

The Board of Directors and Executive Officers

			Director
Name	Age	Positions and Offices, if any, Held with the Company	Since

Current Directors
Robert F. McCullough, Jr.	55	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors	2005
John H. Abeles, M.D.	65	Director	1999
Alexander M. Milley	57	Director	1989
Clinton H. Severson	62	Director	2006
Current Executive Officer
Richard A. Domanik, Ph.D.	63	Chief Operating Officer	—

Directors

Robert F. McCullough, Jr. was elected Chief Financial Officer and director of the Company in September 2005 and Chief Executive Officer of the Company in October 2007. Mr. McCullough was appointed to serve as Chairman of the Board of Directors on April 21, 2009 to fill the vacancy created by the resignation of Daniel J. Burns as such on that date. In addition, Mr. McCullough currently serves as President and as a Portfolio Manager of Summitcrest Capital, Inc., a money management firm and registered investment adviser, a position he has held since October 2003. From April 1999 to July 2003, Mr. McCullough served as a Portfolio Manager at Presidio Management, a money management firm. Prior thereto, Mr. McCullough served as a manager with the accounting firm of Ernst & Whinney (now Ernst & Young) and also served as a financial analyst, a portfolio manager and a Chief Financial Officer of several private companies. Mr. McCullough has an Masters of Business Administration in finance and is a Certified Public Accountant. Mr. McCullough’s financial and accounting education and experience contributed to his nomination as a director and appointment as CFO, and his leadership and finance experience supported his appointment as CEO of the Company. Mr. McCullogh’s qualifications as a director and executive officer of the Company include his management experience, business acumen and investment expertise.

John H. Abeles, M.D. has been a director of the Company since May 1999. Dr. Abeles is President of MedVest, Inc., a venture capital and consulting firm he founded in 1980. He is also General Partner of Northlea Partners, Ltd., a family investment partnership. Dr. Abeles was a senior medical executive at Sterling Drug Company, Pfizer, Inc. and Revlon Healthcare, Inc. and subsequently was a medical analyst at Kidder, Peabody & Co. Dr. Abeles is a director of a number of companies operating in the medical device and healthcare fields, including publicly-traded companies DUSA Pharmaceuticals, Inc. and CombiMatrix Corp. Dr. Abeles has also served as a director of I-Flow Corporation (now a subsidiary of Kimberly Clark Corporation) and Oryx Technology Corp. The Company believes that Dr. Abeles’ medical education, venture capital and finance experience, and industry work experience with several leading medical and pharmaceutical companies make him qualified to serve as a director of the Company.

Alexander M. Milley has been a director of the Company (including its predecessors) since 1989. Mr. Milley is currently President, Chief Executive Officer and Chairman of the Board of ELXSI Corp., a publicly-held holding company with subsidiaries operating in the restaurant and environmental inspection equipment industries.

Mr. Milley has served as Chairman and CEO of ELXSI since September 1989, and was elected President of that company in August 1990. He is also President and Chairman of the Board of Azimuth Corporation, a holding company with subsidiaries operating in the trade show exhibit, retail environment design, and electrical components and fastener distribution industries. Mr. Milley was Chairman of the Board and Chief Executive Officer of Bell National Corporation, a predecessor of the Company, until December 1998 and was President of Bell National from August 1990 until December 1998. Mr. Milley is the founder, President, sole director and majority stockholder of Milley Management, Inc., a private investment and management-consulting firm. Mr. Milley is also the President and a director of Cadmus Corporation, a private investment and management consulting firm, and a director and executive officer of Winchester National, Inc. Mr. Milley has had over 20 years experience with the Company and its predecessors and has extensive finance, management, marketing, and leadership experience with multiple companies across a broad variety of industries, including a publicly-traded company serving several different markets, all of which make him qualified to serve as a director of the Company.

Clinton H. Severson was elected to the Board of Directors in November 2006. Mr. Severson has served as President, Chief Executive Officer and a director of the Board of Directors of Abaxis, Inc., a northern California-based provider of portable technology, tools and services used for medical diagnostics sold to customers and distributors worldwide, since 1996. Prior to his assuming the CEO position of Abaxis, where he was appointed Chairman of the Board in 1998, Mr. Severson served as President and CEO for over seven years at MAST Immunosystems, Inc., a privately-held medical diagnostic company. The Board believes that Mr. Severson’s industry and work experience, coupled with his global, leadership and finance experience as the chief executive of both publicly-traded and privately-held companies, make him qualified to serve as a director of the Company.

Executive Officer

Richard A. Domanik, Ph.D. was appointed President of the Company in May 2007 and served in that capacity until August 2008. He was appointed Chief Operating Officer in October 2007 and continues to serve in that capacity. Since 2001, Dr. Domanik has been the principal at R. Domanik Consulting, Inc., a consulting firm specializing in the development and manufacture of medical and clinical diagnostic devices and instruments and intellectual property management. Between 2002 and 2006, Dr. Domanik served as Director of Technology Development of ZelleRX Corporation, a biotechnology start-up in the field of cellular therapeutics for the treatment of cancer. Dr. Domanik also served as Director of Technology of Xomix, Ltd., a biotechnology consulting company, between 2001 and 2007. From 1999 to 2001, Dr. Domanik was Chief Technology Officer and Vice President-Technology of the Company. He also served as CTO and Vice President of AccuMed International, which the Company acquired in 2001, from 1994 to 1999. Prior to his work with CytoCore and its subsidiaries, Dr. Domanik worked for over 15 years at Abbott Laboratories where he held several positions, including Laboratory Manager and Senior Systems Engineer. Dr. Domanik is intimately familiar with both the products offered by CCI as well as its industry. Dr. Domanik has a long history of working with the Company and also has provided consulting services to assist other entities with the design, development and manufacture of medical devices. He also has extensive technology and intellectual property experience, all of which contribute to his effective management of the Company as its Chief Operating Officer.

Family Relationships; Involvement in Certain Legal Proceedings

There are no family relationships among any of the directors or executive officers of CytoCore, and no arrangements or understandings exist between any director, executive officer and any other person pursuant to which such director or officer was or is to be selected as a director or officer of the Company. Contempo Design, Inc., of which Mr. Milley was both a director and a Vice President, filed a petition under Chapter 11 of the federal Bankruptcy Code in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and holders of more than 10% of the outstanding shares of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Commission.

Based solely on the Company’s review of copies of such reports (and any amendments thereto) it has been furnished and/or any written representations that no other reports were required with respect to 2009, the Company believes that all reports with respect to transactions occurring during fiscal year 2009 were timely filed, except that Messrs Burns, Severson, Milley and Danielsen and Drs. Abeles, Hall and Weissberg have not yet filed a Form 4 to report the stock awards of 100,000 shares of common stock which was awarded in 2009, but which shares have not yet been issued. Mr. McCullough filed his Form 4 late with respect to purchases of an aggregate 270,300 shares of common stock on the open market by Mr. McCullough and an affiliate, the exercise of warrants to purchase 485,000 shares of common stock and the receipt of 39,459 shares in lieu of cash compensation.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company filed its code as an exhibit to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Commission on April 14, 2004. The Code of Ethics is also available on the Company’s website at www.cytocoreinc.com.

Board of Directors and Committee Information

The Board has determined that each of current directors Dr. Abeles, Mr. Milley and Mr. Severson is “independent” as set forth in the rules and regulations of The Nasdaq Stock Market, including Rule 5605, and Rule 10A-3 of the Exchange Act. The Company does not utilize any other definition or criteria for determining the independence of a director or nominee, and no other transactions, relationships, or other arrangements exist to the Board’s knowledge or were considered by the Board, other than as may be discussed herein, in determining an individual’s independence.

The Board of Directors currently has three standing committees — the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Compensation Committee and Nominating and Corporate Governance Committees were established by the Board in 2008.

Audit Committee

The Audit Committee currently consists of Mr. Milley (Chairman), Dr. Abeles and Mr. Severson, each of whom is independent under applicable independence requirements. The Board of Directors has determined that Mr. Milley also satisfies the definition of “audit committee financial expert” as promulgated by Commission.

The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s overview of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the Commission, review of the adequacy and efficacy of the accounting and financial controls of the Company as well as the quality of accounting principles and financial disclosure practices, and communications with the Company’s independent registered public accounting firm and members of financial management. A copy of the Audit Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its annual stockholders meeting held on June 21, 2007, as filed on May 15, 2007, and is available on the Company’s website. The Audit Committee met four times in 2009.

Compensation Committee

The Board established the Compensation Committee in May 2008, which consists of Mr. Severson (Chairman) and Mr. Milley, both of whom are independent under applicable independence requirements. Previously, the Board did not have such a committee due to the limited number of persons employed by the Company in prior years and the Company’s inability at various times to provide competitive compensation. The Compensation Committee did not meet in 2009.

Pursuant to its charter, the Compensation Committee’s role is to assist the Board with its responsibilities relating to the compensation of the Company’s officers and directors and the development and administration of the Company’s compensation plans. The Compensation Committee has overall responsibility for evaluating and providing recommendations with respect to the compensation plans, policies and benefit programs for the Company, as well as the individual salary and benefits of the chief executive officer and other officers and senior executives of the Company. A copy of the Compensation Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its annual stockholders meeting held on July 17, 2008, as filed on June 6, 2008, and is available on the Company’s website. For more information on the compensation of directors and officers of the Company, see the “Compensation” section below.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) currently consists of Mr. Milley, who is independent under applicable independence requirements. The goal of the Nominating Committee, which acts pursuant to a written charter adopted in May 2008, is to contribute to the effective representation of the Company’s stockholders and play a leadership role in shaping the Company’s corporate governance. The authority and responsibilities of the Nominating Committee include evaluating the appropriate size of the Board, recommending any changes in the structure and composition of members of the Board, considering criteria for Board membership, identifying and evaluating prospective candidates, making recommendations to the Board as to the nominees for directors, and proposing the slate of directors to be elected at each annual meeting of stockholders. The Nominating Committee will also assist the Board by developing and recommending corporate governance policies and practices applicable to the Company, monitoring compliance with the Company’s Code of Ethics, and handling such other matters as the Board or Nominating Committee deems appropriate. A copy of the Nominating Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its annual stockholders meeting held on July 17, 2008, as filed on June 6, 2008, and is available on the Company’s website. The Nominating Committee did not meet in 2009.

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

Such nominations, other than those made by or at the direction of the Board, must be made pursuant to timely notice in writing to the Secretary of the Company. In order to be considered timely, a stockholder’s notice must be delivered to, or mailed and received by, the Secretary of the Company at the principal executive offices of the Company not less than 60 days prior to the first anniversary of the date of the mailing of the notice of the previous year’s annual meeting of stockholders.

However, if no annual meeting of stockholders was held in the previous year or if the date of the annual meeting is advanced by more than 30 days prior to, or delayed by more than 60 days after, such anniversary date, to be timely a stockholder’s notice must be delivered, or mailed and received, not later than the close of business on the later of (i) the 60th day prior to such annual meeting or (ii) the 10th day following the day on which the date of such meeting has been first “publicly disclosed” by the Company. For purposes of the nomination procedures, “publicly disclosed” or “public disclosure” means disclosure in a press release reported by the Dow Jones News Service, Associated Press or a comparable national news service, or in a document publicly filed by the Company with the SEC.

Any stockholder’s notice must include the following information:

•	as to each person whom the stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors or is otherwise required under applicable securities laws (including Regulation 14A under the Exchange Act), and such person’s written consent to being named in the proxy statement as a nominee and to serve as a director if elected; and

•	as to the stockholder giving notice, the name and address, as they appear on the Company’s books, of such stockholder and the class and number of shares of the Company which such stockholder beneficially owns.

At the request of the Board, any person nominated by the Board for election as a director must furnish to the Company’s Secretary the same information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee.

The Company may require any proposed nominee to furnish such other information as may reasonably be required to determine the eligibility of the nominee to serve as a director, as well as a consent to be interviewed by the Board if the Board chooses to do so in its discretion and a consent to serve as a director if nominated and elected. Submissions received through this process will be forwarded to the Board for review. Only those nominees whose submissions comply with these procedures and who satisfy the qualifications determined by the Board for directors of the Company will be considered.

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

Process; Changes

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

There were no material changes to the procedures described above by which security holders may recommend nominees to the Board during the 2009 fiscal year.

Item 10.	Executive Compensation

Named Executive Officers

The following tables set forth all plan and non-plan compensation awarded to, earned by or paid to (i) the individual who served as the Company’s principal executive and principal financial officer during the last completed fiscal year, and (ii) the other individual who was serving as an executive officer of the Company at the end of the 2009 fiscal year ((i) and (ii) together, the “Named Executive Officers”), for all services rendered in all capacities to the Company by such persons.

Summary Compensation Table

							All
Name					Stock	Option	Other
and		Salary		Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)		($)	($)	($)	($)	($)

Robert F. McCullough, Jr.	2009	$180,000	(1)	—	—	—	$15,000 (2)	$195,000
CEO, CFO and	2008	$180,000	(3)	—	—	$16,163 (4)	$71,094 (5)	$267,257
Chairman of the Board
Richard A. Domanik, Ph.D.	2009	$150,000	(6)	—	—	—	—	$150,000
COO	2008	$145,000	(7)	—	—	—	$83,094 (8)	$228,094

(1)	Mr. McCullough was elected Chairman of the Board of Directors in April 2009, Chief Executive Officer in October 2007 and has been Chief Financial Officer since September 2005. Mr. McCullough has deferred payment of his salary earned in 2009.

(2)	Represents a charge for the repricing of 485,000 warrants exercised in 2009 in conjunction with the reduction of $121,500 of debt.

(3)	Of the amount shown, $160,229 was paid in cash during 2008 and $19,771 was paid pursuant to the issuance of 39,459 shares of the Company’s common stock during the first quarter of 2009. The $19,771 paid in stock reflects an average of the closing price of the Company’s common stock as of the end of each month for which the stock was paid; the average of said closing prices was $0.50 per share.

(4)	Represents a warrant to purchase 10,000 shares with an exercise price of $2.06 per share granted to Mr. McCullough in April 2008 pursuant to his employment agreement, which agreement expired November 30, 2008; such warrant issuance was triggered by the Company’s execution of a distribution agreement for the Company’s cervical cell collection device. The warrants were fully exercisable upon grant with a three year term. The dollar amount presented represents the aggregate fair value of such award on the date of grant. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of zero, expected volatility of 120%, risk-free interest rate of 2.50%, and expected life of 1.5 years. Mr. McCullough exercised such warrants in 2009 at a reduced price of $0.25 per share. This warrant modification was made available by the Company to all holders of warrants to purchase shares of the common stock of the Company.

(5)	Represents a reimbursement in 2008 of $71,094 for taxes incurred in connection with the award of 100,000 shares of common stock made to Mr. McCullough in January 2008 for services rendered in 2007.

(6)	Dr. Domanik was elected President in May 2007 and served until August 2008, and was elected Chief Operating Officer in October 2007. Dr. Dominick has deferred payment of his salary earned in 2009.

(7)	Of the amount shown, $132,757 was paid in cash during 2008 and $12,243 was paid pursuant to the issuance of 21,685 shares of the Company’s common stock during the first quarter of 2009. The $12,243 paid in stock reflects an average of the closing price of the Company’s common stock as of the end of each month for which the stock was paid; the average of said closing prices was $0.50 per share.

(8)	Represents a reimbursement in 2008 of $83,094 for the taxes incurred in connection with the award of 100,000 shares of common stock made to Dr. Domanik in January 2008 for services rendered in 2007

Executive Officer Compensation

Robert F. McCullough, Jr. — Current Chairman, CEO and CFO

Mr. McCullough was appointed Chairman of the Board of Directors in April 2009, Chief Executive Officer of the Company in October 2007, and has served as the Company’s Chief Financial Officer since September 2005. In November 2006, the Board of Directors approved and the Company entered into an employment agreement with Mr. McCullough pursuant to which he agreed to continue to provide, on a non-exclusive basis, financial accounting, reporting and business services to the Company. The agreement provided for a term of 24 months from December 1, 2006, subject to earlier termination. Under the agreement, Mr. McCullough received a salary of $10,000 per month, which increased to $15,000 per month in April 2007 subsequent to the Company having raised $5 million in funding. It also provided that Mr. McCullough was entitled to reimbursement of out-of-pocket expenses related to the performance of his duties for the Company and certain health insurance benefits. The agreement expired according to its terms on November 30, 2008 and was not renewed, although Mr. McCullough still serves as CEO and CFO of the Company.

The agreement also provided for the issuance of warrants to Mr. McCullough to purchase shares of common stock of the Company upon the achievement of certain performance milestones. In April 2008, the Company granted Mr. McCullough warrants to purchase 10,000 shares of common stock at $2.06 per share following achievement of the milestone that required the Company to execute a distribution agreement for its cervical cell collection device. The warrants were immediately exercisable and had a three year term. In February 2007, the Company granted Mr. McCullough warrants to purchase 25,000 shares of common stock at $2.60 per share following achievement of the milestone that required the Company’s common stock to trade over $3.00 per share for 45 out of 60 trading days. The warrants were immediately exercisable and had a three year term. In 2006, the Company granted Mr. McCullough warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.28 per share. The warrants, and others held by him and an affiliate, were exercisable as of January 1, 2007 and had a three year term. Mr. McCullough exercised all of these warrants during the 2009 fiscal year in connection with the Company’s offer to all warrant holders to permit exercise of such warrants at the reduced exercise price of $0.25 per share in exchange for the reduction of $121,000 of debt owed by CCI to him. CCI recorded a charge of $15,000 related to this warrant modification. This warrant modification was made available by the Company to all holders of warrants to purchase shares of the common stock of the Company.

CCI has accrued a salary of $172,000 for Mr. McCullough in 2009. Mr. McCullough has elected to defer payment of his salary for 2009.

During 2008, the Company paid Mr. McCullough $180,000 for his services as CEO and CFO, which included $19,771 that was accrued but unpaid as of December 31, 2008; such amount was paid pursuant to the issuance of 39,459 shares of common stock during the first quarter of 2009. Mr. McCullough’s compensation for 2008 also does not include $45,000 that was accrued but unpaid as of December 31, 2007, which amount was paid in 2008. In January 2008, the Board of Directors granted Mr. McCullough a stock bonus of 100,000 shares of restricted, unregistered common stock. Such bonus, valued at $177,735, was made in recognition of Mr. McCullough’s performance during the 2007 fiscal year, including his role in reducing the Company’s debts and accounts payable, work towards achieving regulatory approval of the Company’s cervical cell collection device (which occurred in February 2008) and assistance in raising necessary capital to fund operations. During 2008, the Company reimbursed Mr. McCullough $71,094 for the taxes payable with respect to such stock bonus.

Richard A. Domanik, Ph.D. — Chief Operating Officer

Dr. Domanik became President of the Company in May 2007, serving in such capacity until August 2008, and became Chief Operating Officer in October 2007. The Company and Dr. Domanik have not entered into an employment agreement, although the basic terms of his compensation have been established. Specifically, Dr. Domanik is entitled to receive an annual salary of $150,000, standard benefits as provided to other employees, and reimbursement of reasonable business expenses. Dr. Dominick elected to defer salary totaling $131,250 for the 2009 fiscal year.

During 2008, the Company paid Dr. Domanik $145,000 for his services as President and COO, which included $12,243 that was accrued but unpaid as of December 31, 2008; such amount was paid pursuant to the issuance of 21,645 shares of common stock of the Company during the first quarter of 2009. In January 2008, the Board of Directors granted Dr. Domanik a stock bonus of 100,000 shares of restricted, unregistered common stock, valued at $177,735, for services rendered to the Company in 2007. Such bonus was made in recognition of Dr. Domanik’s performance during the 2007 fiscal year. During 2008, the Company reimbursed Dr. Domanik $83,094 for the taxes payable with respect to such stock bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding unexercised options, unvested stock, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s 2009 fiscal year.

Option / Warrant Awards

Equity
Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number
	Underlying	Underlying	of Securities
	Unexercised	Unexercised	Underlying	Option
	Options	Options	Unexercised	Exercise
	(#)	(#)	Unearned Options	Price	Option
Name	Exercisable	Unexercisable	(#)	($)	Expiration Date

Robert F. McCullough, Jr.	—	—	—	$—	—
Richard A. Domanik, Ph.D.	30,000 (1)	—	—	$2.67	6/29/10
	5,000 (2)	—	—	$1.89	12/18/10

(1)	Represents grant of warrants on June 29, 2007 to purchase 30,000 shares of common stock at $2.67 per share, vested in full immediately, with a term of three years.

(2)	Represents grant of warrants on December 18, 2007 to purchase 5,000 shares of common stock at $1.89 per share, vested in full immediately, with a term of three years.

In January 2008, each of Mr. McCullough and Dr. Domanik was also granted a stock bonus of 100,000 shares of restricted, unregistered common stock in consideration for services rendered during the 2007 fiscal year. Such awards were not subject to vesting or any performance conditions but are restricted under applicable securities laws. In each case, the Company agreed to reimburse the recipients for the tax effects thereof; in 2008 Mr. McCullough was paid $71,094 and Dr. Domanik was paid $83,094 in fulfillment of such agreement. See “Executive Officer Compensation” above for more information.

Warrant grants made to the Company’s executive officers and directors are made outside of the Company’s option plans, and no options have been granted pursuant to the Company’s option plans or otherwise to executive officers or directors in the last two fiscal years. The Company had one option plan, the 1999 Equity Incentive Plan (the “Plan”), which provided for the issuance to consultants, officers, non-employee directors and key employees of shares of common stock pursuant to stock options (incentive and non-qualified), restricted stock, stock appreciation rights (“SARs”) and performance shares and units. Grants under the Plan are exercisable at fair market value determined as of the date of grant in accordance with the terms of the Plan. Grants vest to recipients immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant. The Plan became effective on June 1, 1999 and expired on June 1, 2009.

At the Annual Meeting of Stockholders on May 25, 1999, stockholders also approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan offered employees the opportunity to purchase shares of common stock of CytoCore through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. There was no activity under the Purchase Plan in the 2009 or 2008 fiscal years, and the Purchase Plan expired in May 2009.

Retirement Benefits

The Named Executive Officers received no benefits in fiscal year 2009 from the Company under defined benefit or defined contribution retirement plans other than the Company’s 401(k) tax qualified plan, which is currently inactive.

Nonqualified Deferred Compensation

The Named Executive Officers did not receive any benefits in fiscal year 2009 from the Company under any nonqualified deferred compensation plan.

Potential Payments Upon Termination or Change-in-Control

The Company does not offer or have in place any formal severance, change in control or similar compensation programs for its officers or employees. Rather, the Company individually negotiates with those employees for whom such compensation is deemed necessary. The Company does not currently have an agreement with any officer with respect to severance, change of control or a similar circumstance.

Mr. McCullough’s employment agreement provided that in the event Mr. McCullough’s employment was terminated without cause, he would be entitled to his salary for the remainder of the term of his employment agreement with the Company, as well as health insurance for himself and his children during such period. The actual value of payments made to Mr. McCullough would have depended on the date of his termination without cause and the remainder of his employment term as of the date of such termination. Mr. McCullough’s employment agreement has expired and the Company does not have any liability to Mr. McCullough for severance.

In November 2006, the Board adopted a plan to grant directors warrants upon the acquisition of the Company. See “Compensation of Directors — Director Compensation Arrangements” below.

Compensation of Directors

The following table sets forth certain information regarding the compensation of directors for the Company’s 2009 fiscal year. Directors who are or were also employees, including Robert F. McCullough, Jr., did not receive any compensation for their service as a director while they were employees. Daniel J. Burns, the former Chairman of the Board, also did not receive director fees. Rather, Future Wave Management, for which Mr. Burns is President and sole owner, received consulting fees from the Company pursuant to an agreement that expired November 30, 2008.

							Nonqualified
	Fees Earned					Non-Equity	Deferred
	or Paid		Stock		Option	Incentive Plan	Compensation	All Other
	in Cash		Awards		Awards	Compensation	Earnings	Compensation	Total
Name	($)		($)		($)	($)	($)	($)	($)

John H. Abeles, M.D.	$20,000	(1)	$40,000	(2)	—	—	—	—	$60,000
Daniel J. Burns	10,000	(1)(3)	$40,000	(2)	—	—	—	—	$50,000
Erik Danielsen	$20,000	(1)	$40,000	(2)	—	—	—	—	$60,000
Phillip Bradley Hall, M.D.	$10,000	(1)(3)	$40,000	(2)	—	—	—	—	$50,000
Alexander M. Milley	$20,000	(1)	$40,000	(2)	—	—	—	—	$60,000
Clinton H. Severson	$20,000	(1)	$40,000	(2)	—	—	—	—	$60,000
David J. Weissberg, M.D.	$10,000	(1)(3)	$40,000	(2)	—	—	—	—	$50,000

(1)	Represents accrued but unpaid director fees with respect to fiscal year 2009. Does not include amounts accrued but unpaid in 2008; these amounts were not paid in 2009 and have not been paid to date.

(2)	Represents aggregate grant date fair value of a common stock award of 100,000 shares made in April 2009; these shares have not yet been issued to the directors.

(3)	These directors declined to stand for re-election at the Company’s 2009 annual meeting of stockholders held on June 22, 2009.

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

In November 2006, the Board also approved an arrangement whereby the Company became obligated to reimburse Mr. McCullough, Dr. Abeles, Mr. Milley, and Dr. Weissberg for certain tax effects in connection with the exercise of warrants issued to such individuals in September 2006. The Company will be obligated to pay to each individual 39% of the taxable value of such warrants when exercised, payable within three months of such exercise, such payment to occur only if the Company is acquired or certain other conditions are met. At the same time, the Board of Directors approved amendments to all existing warrant agreements between the Company and its then-current Board members, as well as former directors and employees, such amendment to permit all such holders to exercise all such warrants on a cashless basis.

The Company also reimburses directors for reasonable expenses incurred in connection with their attendance at meetings of the Board of Directors.

For information relating to shares of the Company owned by each of the directors, see “Security Ownership of Certain Beneficial Owners and Management” below. For information concerning the compensation of directors who are or were also officers of the Company, see the “Summary Compensation Table” and accompanying narrative disclosure above. For information on other consideration received by directors or their affiliates from the Company, see “Transactions with Related Persons, Promoters and Certain Control Persons” in Item 12 below.

Other Equity Awards

In addition to the amounts shown above, Dr. Abeles is the holder of warrants to purchase an aggregate 64,583 shares of the Company’s common stock. Of such amounts, warrants representing the right to purchase 62,500 shares were granted in September 2006 at an exercise price of $2.00 per share with immediate full vesting and a term of five years, and warrants representing the right to purchase 2,083 shares were granted in May 2005 at an exercise price of $1.00 per share with immediate full vesting and a term of five years. Mr. Milley is the holder of warrants to purchase an aggregate 62,500 shares of the Company’s common stock. These warrants were granted in September 2006 at an exercise price of $2.00 per share with immediate full vesting and a term of five years. Dr. Weissberg is the holder of warrants to purchase 412,500 shares of the Company’s common stock. Of such amount warrants representing the right to purchase 400,000 were granted in September 2006 at an exercise price of $2.00 per share with immediate full vesting and a term of five years, and warrants to purchase 12,500 shares were issued in connection with his participation in the Company’s private placement in the first quarter of 2008. Such warrants were immediately exercisable at $2.00 per share with a term of three years. For information on warrants and other rights to purchase shares of common stock held by the Company’s employee-directors, see “Outstanding Equity Awards at Fiscal Year-End” above.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

For information on the securities authorized for issuance under the equity compensation plans of the Company, please see Item 4 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part I of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which information is incorporated herein by reference.

Common Stock — Five Percent Holders

The following table sets forth, as of April 22, 2010, certain information with respect to any person, including any group, who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company. There were 44,832,610 shares of common stock outstanding as of the close of business on April 22, 2010.

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership(1)	of Class

Daniel J. Burns(2)	3,525,500	7.9%
946 Sea Wind Court Del Mar, CA 92014
NeoMed Innovations III L.P.(3)	2,875,800	6.4%
Parkvein 55 N-0256 Oslo, Norway
Standard General Holdings, LLC	2,534,315	5.7%
5190 Neil Road, #430 Reno, NV 89502
Robert F. McCullough(4)	3,725,853	8.3%
c/o CytoCore, Inc. 414 N. Orleans Street, Suite 510 Chicago, IL 60610
David J. Weissberg, M.D(5)	2,279,199	5.0%
175 E. Main Street Huntington, NY 11723

(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of April 22, 2010 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person.

(2)	Includes 100,000 shares of common stock awarded in 2009 that have not yet been issued.

(3)	Includes warrants to purchase 217,000 shares that are immediately exercisable.

(4)	Includes (i) 2,187,500 shares owned by Summitcrest Capital L.P., of which Mr. McCullough is President of the General Partner; and (ii) an aggregate 158,705 shares owned by various trusts of which Mr. McCullough is trustee as follows: MJM Educational Trust (12,500) shares, PFM Educational Trust (12,500 shares), CDM Educational Trust (12,500) shares and the MPC Trust (121,205 shares).

(5)	Includes: (i) an aggregate 160,000 shares held in trust for Dr. Weissberg’s minor children, for which Dr. Weissberg acts as trustee; (ii) 412,500 shares that are issuable upon exercise of warrants that are exercisable at any time; and (iii) 100,000 shares of common stock awarded in 2009 that have not yet been issued.

Common Stock — Management

The following table sets forth, as of April 22, 2010, certain information concerning the beneficial ownership of the Company’s common stock (including directors’ qualifying shares, if any) of (i) each director, (ii) each Named Executive Officer (as defined in the “Compensation” section above), and (iii) all current directors and executive officers of the Company as a group. There were 44,832,610 shares of common stock outstanding as of the close of business on April 22, 2010.

	Amount and Nature of	Percent
Name of Beneficial Owner	Beneficial Ownership(1)	Of Class

John H. Abeles, M.D.(2)	377,681	*
Daniel J. Burns(3)	3,525,500	7.9%
Erik Danielsen(4)	661,845	1.5%
Richard A. Domanik, Ph.D.(5)	162,272	*
Phillip Bradley Hall, M.D.(6)	896,070	2.0%
Robert F. McCullough, Jr.(7)	3,725,853	8.3%
Alexander M. Milley(8)	965,450	2.2%
Clinton H. Severson(9)	110,000	*
David J. Weissberg, M.D.(10)	2,279,199	5.0%
All current directors and executive officers as a group (6 persons)(11)	5,341,256	11.9%

*	Less than one percent of the common stock outstanding.

(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of April 22, 2010 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. The address of each current director and executive officer of the Company is c/o CytoCore, Inc., 414 N. Orleans, Suite 510, Chicago, IL 60654.

(2)	Includes: (i) 213,098 shares owned by Northlea Partners, Ltd., of which Dr. Abeles is General Partner; (ii) 64,583 shares issuable upon exercise of warrants granted by the Company to Dr. Abeles that are exercisable at any time; and (iii) 100,000 shares of common stock awarded in 2009 that have not yet been issued. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner.

(3)	Includes 100,000 shares of common stock awarded in 2009 that have not yet been issued.

(4)	Includes (i) 145,000 shares issuable upon exercise of warrants that are exercisable at any time; and (ii) 100,000 shares of common stock awarded in 2009 that have not yet been issued.

(5)	Includes 35,000 shares issuable upon exercise of warrants that are exercisable at any time.

(6)	Includes (i) 50,000 shares owned jointly with Marlene Barker; (ii) 4,825 shares issuable upon exercise of warrants that are exercisable at any time; and (iii) 100,000 shares of common stock awarded in 2009 that have not yet been issued.

(7)	Includes: (i) 2,187,500 shares owned by Summitcrest Capital L.P., of which Mr. McCullough is President of the General Partner; and (ii) an aggregate 158,705 shares owned by various trusts of which Mr. McCullough is trustee as follows: MJM Educational Trust (12,500 shares), PFM Educational Trust (12,500 shares), CDM Educational Trust (12,500 shares) and the MPC Trust (121,205 shares).

(8)	Includes: (i) 149,551 shares held by Azimuth Corporation, of which Mr. Milley is President and Chairman of the Board, 429,255 shares held by Cadmus Corporation, of which Mr. Milley is President and a director, 80,282 shares held by Milley Management, Inc., of which Mr. Milley is President, sole director and majority stockholder, and 23,710 shares held by Winchester National, Inc., of which Mr. Milley is a director and executive officer; (ii) 62,500 shares issuable upon exercise of options and warrants granted by the Company to Mr. Milley that are exercisable at any time; and (iii) 100,000 shares of common stock awarded in 2009 that have not yet been issued. Shares held directly by Mr. Milley, Cadmus Corporation, Winchester National and Milley Management, in the aggregate amount of 402,890 shares, and have been pledged to ELXSI Corp., of which Mr. Milley is President, Chief Executive Officer and Chairman of the Board.

(9)	Includes 100,000 shares of common stock awarded in 2009 that have not yet been issued.

(10)	Includes: (i) an aggregate 160,000 shares held in trust for Dr. Weissberg’s minor children, for which Dr. Weissberg acts as trustee; (ii) 412,500 shares that are issuable upon exercise of warrants that are exercisable at any time; and (iii) 100,000 shares of common stock awarded in 2009 that have not yet been issued.

(11)	Does not include ownership of Daniel J. Burns, Phillip Bradley Hall, M.D., Erik Danielson or David J. Weissberg, M.D., all of whom declined to stand for re-election at the Company’s 2009 annual meeting of stockholders held on June 22, 2009.

Series E Convertible Preferred Stock

The following table sets forth, as of April 22, 2010, certain information with respect to (i) any person (including any group) who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Series E Convertible Preferred Stock, (ii) each director and Named Executive Officer who owns such preferred stock, and (iii) all current executive officers and directors as a group. There were 19,222 shares of Series E Convertible Preferred Stock outstanding as of the close of business on April 22, 2010.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner(1)	Beneficial Ownership		of Class

Kevin F. Flynn June 1992 Non-Exempt Trust	6,667	(2)	34.7%
120 South LaSalle Street Chicago, IL 60602
Rolf Lagerquist	2,000	(3)	10.4%
4522 CO Road 21 NE Elgin, MN 55932
All current directors and executive officers as a group (9 persons)	0		0.0%

(1)	No director or Named Executive Officer of the Company owns any shares of any series of preferred stock of the Company.

(2)	Converts into 33,479 shares of common stock, including shares issuable upon payment of cumulative dividends.

(3)	Converts into 10,043 shares of common stock, including shares issuable upon payment of cumulative dividends.

Changes in Control

The Company is not aware of any arrangements (including any pledge by any person of securities of CCI), the operation of which did or may at a subsequent date result in a change of control of the Company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

The following section sets forth information regarding transactions since January 1, 2008, or any currently proposed transactions, between the Company and certain related persons. For more information on the compensation received by current and former directors and officers of the Company during the 2009 fiscal year, and the beneficial ownership of equity securities of the Company of such individuals, see the “Compensation” and “Security Ownership of Certain Beneficial Owners and Management” sections in Items 10 and 11, respectively, above.

Board of Directors

During 2009, the Board of Directors, including former directors Daniel J. Burns, Philip Bradley Hall, M.D., Erik Danielsen and David J. Weissberg, M.D., voted to issue to each of its members (other than its employee-director member, Robert F. McCullough) a bonus of 100,000 shares of restricted, unregistered shares of common stock of the Company. The shares were valued at $0.40 per share and CCI recorded a charge of $280,000 for an aggregate 700,000 shares of common stock during 2009. None of the 700,000 shares authorized for issuance have been issued to date.

Robert F. McCullough, Jr., Chairman, Chief Executive Officer and Chief Financial Officer

In 2009, Summitcrest Capital LP, of which Mr. McCullough is the President of its general partner, purchased an aggregate 944,550 shares of common stock of the Company in the open market at prices ranging from $0.10 to $0.72 per share. Mr. McCullough individually purchased an aggregate 208,772 shares of common stock of the Company in the open market at prices ranging from $0.08 to $0.75 per share during the 2009 fiscal year. In 2008, Summitcrest purchased 551,400 shares of common stock of the Company in the open market at prices ranging from $0.17 to $2.30 per share and Mr. McCullough individually purchased 197,000 shares in the open market at prices ranging from $0.18 to $0.67 per share.

During 2009, Mr. McCullough also exercised warrants to purchase 485,000 shares of restricted, unregistered common stock at a modified price of $0.25 in exchange for the reduction of $121,000 of debt owed by CCI to him. CCI recorded a charge of $15,000 related to this warrant modification. This warrant modification was made available by the Company to all holders of warrants to purchase shares of the common stock of the Company.

Also in 2009, Mr. McCullough elected to receive a portion of his compensation, totaling 39,459 shares in restricted, unregistered common stock, for services rendered in 2008. CCI valued the common stock at $0.50 per share for an aggregate total of $20,000 using the fair value method.

Mr. McCullough and a party related to him loaned an aggregate $866,000 to the Company during the 2009 fiscal year. Of the $866,000, $121,000 was cancelled in connection with the exercise of the warrants discussed above. The outstanding balance of the loaned amount is repayable upon demand and does not bear interest.

During the first quarter of 2008, Mr. McCullough and various trusts of which Mr. McCullough serves as trustee participated in a private placement of units of the Company, each unit consisting of two shares of common stock and a warrant to purchase one common share. Mr. McCullough invested $90,000 and received 45,000 shares, the trusts invested $110,000 and received 55,000 shares, and the Company issued warrants to purchase an aggregate 50,000 shares.

Erik Danielsen, Former Director

Effective March 1, 2006, the Company and Mr. Danielsen entered into a Consulting Agreement, which agreement terminated on March 31, 2008, prior to his election as a director of the Company. Mr. Danielsen received $25,000 from the Company in 2008 for consulting fees under the Consulting Agreement for services rendered prior to March 31, 2008. Pursuant to the agreement, Mr. Danielsen provided financial advisory services to the Company and corporate communications and investor and public relations services as requested by CytoCore. He was also entitled to fees for assisting the Company with its capital raising activities; Mr. Danielsen assisted the Company with such activities in Europe in 2007, but did not assist in such activities in 2008.

Alexander M. Milley, Director

In July 2003, Azimuth Corporation, of which Mr. Milley is President and Chairman of the Board of Directors, and Cadmus Corporation, of which Mr. Milley is President and a director, agreed to cancel seven warrants held by Azimuth and one warrant held by Cadmus that entitled the holders to purchase a total of 312,500 shares of common stock at various exercise prices. The warrants, issued between December 1999 and August 2001, contained anti-dilution clauses which required CytoCore to increase the number of shares of common stock the holders were entitled to purchase under the warrants by approximately 150,000 shares as of the date of the agreement, with commensurate adjustments in individual exercise prices so that gross proceeds to the Company from exercise of the warrants remained the same. These anti-dilution provisions could have required the Company to make additional adjustments in shares and exercise prices based on the Company’s issuance of debt or equity instruments at prices below the adjusted exercise prices of these warrants. In consideration for the parties’ agreement to cancel these warrants and the forgiveness of approximately $100,000 owed to Azimuth and Cadmus, CytoCore agreed to issue new five-year warrants entitling the holders to purchase an aggregate 650,000 shares of common stock at an exercise price of $3.00 per share. In 2006, the parties again agreed to amend the warrants, reducing the number of shares that could be purchased upon exercise to an aggregate 350,000 shares and reducing the exercise price to $1.00 per share. Azimuth exercised its warrants on a cashless basis in July 2008 for an aggregate of 68,804 shares of common stock and Cadmus exercised its warrants in July 2008 for an aggregate of 195,192 shares of common stock, using SARs held as part of the consideration for said exercise. In addition, during 2008, the Company paid Cadmus $45,000 as reimbursement for taxes accruing from the warrants.

Daniel J. Burns, Former Chairman of the Board and Director

In 2009, Mr. Burns exercised warrants to purchase an aggregate 185,000 shares of unregistered, restricted common stock at a modified price of $0.25 through the reduction of $46,000 of debt owed by CCI to him. CCI recorded a charge of $6,000 related to this warrant modification. This warrant modification was made available by the Company to all holders of warrants to purchase shares of the common stock of the Company.

The Company had an agreement with Future Wave Management, a consulting company of which Mr. Burns is President and sole owner. The agreement, effective December 1, 2006, had a term of two years, expiring on November 30, 2008, and required Future Wave to provide business consulting services to the Company. Future Wave initially received a fee of $10,000 per month, which fee increased to $15,000 per month in April 2007 after certain milestones were met. In 2008, the Company paid Future Wave $150,000 for consulting services and reimbursed expenses, and awarded Future Wave warrants to purchase 10,000 shares of common stock at $2.06 per share for the attainment of certain performance goals under the agreement. Of the amount paid, $15,000 was deferred payments in respect of 2007.

During the first quarter of 2008, Mr. Burns participated in a private placement of units of the Company, each unit consisting of two shares of common stock and a warrant to purchase one common share. Mr. Burns invested $600,000 and received 300,000 shares and warrants to purchase 150,000 shares of common stock.

David J. Weissberg, M.D., Five Percent Holder and Former Chief Executive Officer and Director

During the first quarter of 2008, Dr. Weissberg participated in a private placement of units of the Company, each unit consisting of two shares of common stock and a warrant to purchase one common share. Dr. Weissberg invested $50,000 and received 25,000 shares and warrants to purchase 12,500 shares of common stock.

Related Person Transaction Approval Policy

The Company recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders. The Board of Directors therefore adopted a written policy in May 2008 that requires the review, approval or ratification of all such transactions by the Nominating Committee of the Board of Directors in accordance with the procedures established for such transactions.

For these purposes, a “related person transaction” is any transaction, arrangement or relationship (or series of similar transactions, arrangements or relationships) in which the Company or any subsidiary is, was or will be a participant and in which a related person has, had or will have a direct or indirect interest. A “related person” includes executive officers, directors, nominees for election as a director, five percent holders, and any immediate family members of the foregoing. It also includes entities in which any of the foregoing is employed or is a partner or principal or in a similar position, or in which such person has a five percent or greater beneficial ownership interest.

In advance of each regularly scheduled Nominating Committee meeting, management must propose those transactions to be entered into by the Company for the coming calendar quarter, including the material terms of such transactions, the parties involved, the interests of the related person(s) in such transactions, and the proposed aggregate value of each such transaction (if calculable). After review, the Nominating Committee must approve or disapprove such transactions and at each subsequently scheduled meeting, management must update the

Nominating Committee as to any material change to those proposed transactions. If advance approval of a related person transaction is not feasible, such transactions may be preliminarily entered into by management, subject to ratification by the Nominating Committee at its next meeting. A transaction also may be approved by the Chairman of the Nominating Committee, who possesses delegated authority to act between meetings, in circumstances where it is not practicable or desirable for the Company to wait until the next committee meeting.

Review and evaluation of a related person transaction include an examination of all material facts and relevant factors, including without limitation:

•	the risks and benefits of such transaction to the Company,

•	the extent of the related person’s interest in the transaction,

•	the impact on a director’s independence in the event the related person involved in the transaction is a director, an immediate family member or an affiliated entity,

•	if applicable, the availability of other sources of comparable products and services, and

•	whether such transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

The Nominating Committee shall approve or ratify only those transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Nominating Committee determines in good faith. The committee may also determine to provide standing approval of certain types of transactions. No director shall participate in any discussion or approval of a related person transaction for which he or she is a related person, except that the director is required to provide all material information concerning such transaction as requested by the Nominating Committee or the Board of Directors.

Director Independence

As noted above, the Board has determined that each of current directors Dr. Abeles, Mr. Milley and Mr. Severson is “independent” as set forth in the rules and regulations of The Nasdaq Stock Market, including Rule 5605, and Rule 10A-3 of the Exchange Act. The Company does not utilize any other definition or criteria for determining the independence of a director or nominee, and no other transactions, relationships, or other arrangements exist to the Board’s knowledge or were considered by the Board, other than as may be discussed herein, in determining an individual’s independence. For more information on the independence of the members of the Board of Directors of the Company, including committee members, please see “Board of Directors and Committee Information” in Item 9 — Directors, Executive Officers, and Corporate Governance above.

Item 13.	Principal Accountant Fees and Services

LJ Soldinger Associates LLC (“LJSA”) served as the Company’s independent registered public accounting firm each of the fiscal years ending December 31, 2009 and 2008.

Fees

The following table presents fees for the professional services rendered by LJSA for fiscal years 2009 and 2008, respectively:

Services Performed	2009	2008

Audit Fees(1)	$128,000	$281,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$128,000	$281,000

(1)	Audit fees represent fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process.

(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning services.

(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

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

The Audit Committee pre-approved all audit services provided to the Company during fiscal 2009. No non-audit services were provided to the Company during fiscal year 2009.

Item 14.	Exhibits and Financial Statement Schedules

(*)	Denotes an exhibit filed herewith.

(+)	Denotes a management contract or compensatory plan, contract or arrangement.

Exhibit No.	Description

2.1	Stock and Membership Interest Exchange Agreement dated as of December 4, 1998 among Bell National Corporation, InPath, LLC and the InPath Members (as such term is defined therein). (Incorporated herein by reference to Appendix A to the Bell National Corporation Definitive Proxy Statement on Schedule 14A, filed on April 30, 1999 (the “1999 Proxy Statement”).)
2.2	Agreement and Plan of Merger of Bell National Corporation and Ampersand Medical Corporation. (Incorporated herein by reference to Appendix C to 1999 Proxy Statement.)
2.3	Agreement and Plan of Merger by and among AccuMed International, Inc., AccuMed Acquisition Corp. and Ampersand Medical Corporation, dated as of February 7, 2001, and Amendment No. 1 thereto. (Incorporated herein by reference to Appendix I to Registration Statement (as amended) on Form S-4, No. 333-61666, as filed on May 25, 2001 (the “May 2001 S-4”).)
3.1	Certificate of Incorporation of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 26, 2001.)
3.2	By-laws of Ampersand Medical Corporation. (Incorporated herein by reference to Appendix E to the 1999 Proxy Statement.)
3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.5 to the Ampersand Medical Corporation Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2000, as filed on March 29, 2001 (the “2000 10-K”).)
3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Ampersand Medical Corporation. (Incorporated herein by reference to Exhibit 3.6 to the 2000 10-K.)
3.5	Section 6 of Article VII of the By-laws of Ampersand Medical Corporation, as amended. (Incorporated herein by reference to Exhibit 3.3 to the May 2001 S-4.)
3.6	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-2 (as amended), File No. 333-83578, as filed on February 28, 2002 (the “February 2002 S-2”).)

Exhibit No.		Description

3.7		Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.5 to the February 2002 S-2.)
3.8		Certificate of Amendment of Amended Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.6 to the February 2002 S-2.)
3.9		Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.7 to the February 2002 S-2.)
3.10		Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. (Incorporated herein by reference to Exhibit 3.8 to the February 2002 S-2.)
3.11		Certificate of Amendment to Certificate of Incorporation of the Company, dated August 5, 2004. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as filed on August 16, 2004 (the “2004 2Q 10-QSB”).)
3.12		Certificate of Amendment to Certificate of Incorporation, as filed on June 22, 2006. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, as filed on August 21, 2006)
3.13		Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on June 22, 2007. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, as filed on August 17, 2007.)
3.14		Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 19, 2007. (Incorporated herein by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed April 2, 2008 (the “2007 10-KSB”)
4.1		Form of subscription agreement to purchase common stock of the Company at $0.25 per share. (Incorporated herein by reference to Exhibit 4.38 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed on April 17, 2006 (the “2005 10-KSB”).)
4.2		Form of subscription agreement used to purchase common stock of the Company during 2006. (Incorporated herein by reference to Exhibit 4.43 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed April 17, 2007 (the “2006 10-KSB”).)
4.3		Form of common stock purchase warrant issued in 2006, 2007 and 2008 to vendors in consideration for services rendered, representing the right to purchase an aggregate 24,532 shares of common stock. (Incorporated herein by reference to Exhibit 4.21 to the 2007 10-KSB.)
4.4		Registration Rights Agreement in connection with $7 million maximum offering of Units completed in March 2008. (Incorporated herein by reference to Exhibit 4.22 to the 2007 10-KSB.)
4.5		Form of Warrant in connection with $7 million maximum offering of Units completed in March 2008. (Incorporated herein by reference to Exhibit 4.23 to the 2007 10-KSB.)
10	.1+	1999 Equity Incentive Plan established as of June 1, 1999, as amended. (Incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed on July 1, 2004.)
10	.2+	1999 Employee Stock Purchase Plan. (Incorporated herein by reference to Appendix G to the 1999 Proxy Statement.)
10.3		Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C, dated May 18, 2000, pertaining to premises located at 414 N. Orleans, Suite 510, Chicago, Illinois 60610. (Incorporated by reference to Exhibit 10.32 to the 2000 10-K.)
10.4		First Amendment to Lease Agreement between Ampersand Medical Corporation and O.P., L.L.C., dated February 13, 2001, pertaining to additional premises at 414 N. Orleans, Suite 503, Chicago, Illinois 60610 and extending the term of the original lease until February 28, 2006. (Incorporated by reference to Exhibit 10.33 to the 2000 10-K.)

Exhibit No.		Description

10.5		Consulting Agreement, dated January 27, 2006 and effective March 1, 2006, by and between the Company and GSG Enterprises LLC (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed on November 20, 2006 (the “2006 3Q 10-QSB/A”).)
10	.6+	Employment agreement dated November 15, 2006 between Augusto Ocana and the Company. (Incorporated herein by reference to Exhibit 10.39 to the 2006 10-KSB.)
10	.7+	Employment agreement dated November 20, 2006 between Robert McCullough and the Company. (Incorporated herein by reference to Exhibit 10.40 to the 2006 10-KSB.)
10.8		Consulting agreement dated November 20, 2006 between Future Wave Management and the Company. (Incorporated herein by reference to Exhibit 10.41 to the 2006 10-KSB.)
10.9		Consulting agreement dated November 20, 2006 between EBM, Inc. and the Company. (Incorporated herein by reference to Exhibit 10.42 to the 2006 10-KSB.)
10.10		Common Stock Purchase Warrant dated September 28, 2006 issued to David Weissberg representing the right to purchase 400,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.2 to the 2006 3Q 10-QSB/A.)
10	.11+	Common Stock Purchase Warrant dated September 28, 2006 issued to Alexander Milley representing the right to purchase 62,500 shares of common stock. (Incorporated herein by reference to Exhibit 10.46 to the 2006 10-KSB.)
10	.12+	Common Stock Purchase Warrant dated September 28, 2006 issued to John Abeles representing the right to purchase 62,500 shares of common stock. (Incorporated herein by reference to Exhibit 10.47 to the 2006 3Q 10-QSB/A.)
10	.13+	Common Stock Purchase Warrant dated January 22, 2007 issued to Augusto Ocana representing the right to purchase 50,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.40 to the 2007 10-KSB.)
10	.14+	Form of common stock purchase warrants issued to Richard A. Domanik on each of June 29, 2007 and December 18, 2007 representing the right to purchase an aggregate 35,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.42 to the 2007 10-KSB.)
10.15		Form of common stock purchase warrants issued to non-executive employees of the Company during the 2007 fiscal year representing the right to purchase an aggregate 96,000 shares of common stock. (Incorporated herein by reference to Exhibit 10.43 to the 2007 10-KSB.)
10.16		Form of warrant amendment (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, as filed on May 15, 2007)
10.17		Distribution Agreement with M.O.S.S. S.r.L. (Incorporated herein by reference to Exhibit 10.45 to the 2007 10-KSB.)
10.18		Distribution Agreement with MUNDITER — Intercambio Mundial de Comercio, S.A. (Incorporated herein by reference to Exhibit 10.46 to the 2007 10-KSB.)
10.19		Distribution Agreement with Palex Medical S.A. (Incorporated herein by reference to Exhibit 10.47 to the 2007 10-KSB.)
10.20		Distribution Agreement with HT Hospital Technologies GmbH. (Incorporated herein by reference to Exhibit 10.49 to the 2007 10-KSB.)
10	.21+	Amendment to Employment Agreement dated as of December 15, 2006 by and between the Company and Augusto Ocana dated as of July 15, 2007. (Incorporated herein by reference to Exhibit 10.50 to the 2007 10-KSB.)
10	.22+	Second Amendment to Employment Agreement dated as of December 15, 2006 by and between the Company and Augusto Ocana. (Incorporated herein by reference to Exhibit 10.51 to the 2007 10-KSB.)
10.23		Purchase Agreement in connection with $7 million maximum offering of Units completed in March 2008. (Incorporated herein by reference to Exhibit 10.52 to the 2007 10-KSB.)
10.24		License agreement with Quantrx Biomedical Corporation dated May 19, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed on August 11, 2008)
10	.25*	Service agreement with Cell Solutions, LLC. Dated October 9, 2009

Exhibit No.		Description

10.26		Form of Subscription Agreement and Letter of Investment Intent in connection with $7 million maximum offering of Units completed in March 2008. (Incorporated herein by reference to Exhibit 10.52 to the 2007 10-KSB.)
10	.27*	Consulting agreement with Dr. Mauro Scimia dated April 14, 2010
10	.28*	Distribution service agreement with Amsino International, Inc. dated April 14, 2010
14		Code of Ethics and Business Conduct of Officers, Directors and Employees of CytoCore, Inc. (Incorporated herein by reference to Exhibit 99.1 to the 2003 10-KSB.)
21		Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 21 to the 2007 10-KSB.)
23	.1*	Consent of L. J. Soldinger Associates
31	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of CytoCore, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of CytoCore, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOCORE, INC.

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer

Date: May 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert McCullough, Jr. Robert McCullough, Jr.	Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer and Director)	May 17, 2010

/s/ Alexander M. Milley Alexander M. Milley	Director	May 17, 2010

/s/ John Abeles, M.D. John Abeles, M.D.	Director	May 17, 2010

/s/ Clint Severson Clint Severson	Director	May 17, 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Stockholders of CytoCore, Inc.

We have audited the accompanying consolidated balance sheets of CytoCore, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoCore, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L J Soldinger Associates LLC

May 14, 2010
Dear Park, Illinois

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands, except per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$—	$553
Accounts receivable, net of allowance of $7,000 for the year ended December 31, 2008	17	36
Inventories.	574	1,168
Prepaid expenses and other current assets	44	58

Total current assets	635	1,815
Fixed assets, net	1,846	2,040
Licenses, patents, and technology, net of amortization	62	101
Inventories, non-current	325	—

Total assets	$2,868	$3,956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Checks issued in excess of amounts on deposit	$5	$—
Account payable	2,102	2,320
Accrued payroll costs	818	127
Accrued expenses	1,225	1,041
Advances from related parties	763	—
Notes payable	70	70

Total current liabilities	4,983	3,558

Stockholders’ Equity (Deficit):
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 373,555 and 373,559 shares issued and outstanding at December 31, 2009 and 2008, respectively (Liquidation value of all classes of preferred stock of $2,876 at December 31, 2009)	1,492	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 42,173,810 and 41,226,903 shares issued and 42,154,601 and 41,207,694 shares outstanding at December 31, 2009 and 2008, respectively	42	41
Additional paid-in capital	92,106	91,065
Treasury stock at cost: 19,209 shares at December 31, 2009 and 2008	(327)	(327)
Accumulated deficit	(95,351)	(91,799)
Accumulated comprehensive loss — Cumulative translation adjustment	(77)	(74)

Total stockholders’ equity (deficit)	(2,115)	398

Total liabilities and stockholders’ equity	$2,868	$3,956

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
	(Dollars in thousands, except per share amounts)

Net Sales	$44	$125
Operating Expenses
Cost of revenues	3	81
Provision for inventory adjustment to market	400	—
Research and development (net of settlement of trade debt of $457,000 for the year ended December 31, 2009	(85)	1,852
Selling, general and administrative	3,022	4,301
Selling, general and administrative — related parties	—	263

Total cost and expenses	3,340	6,497

Operating Loss	(3,296)	(6,372)

Other Income (Expense):
Interest expense	(34)	(9)
Provision for legal settlement	(222)	—

Interest income	—	53

Total other income (expense)	(256)	44

Loss from operations before income taxes	(3,552)	(6,328)
Income taxes	—	—

Net Loss	(3,552)	(6,328)
Preferred stock dividends	—	(58)

Net loss applicable to common stockholders	$(3,552)	$(6,386)

Basic and fully diluted net loss per common share	$(.08)	$(.16)

Weighted average number of common shares outstanding	41,874,890	39,984,394

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Operating Activities:
Net loss	(3,552)	$(6,328)
Non-cash charge for legal settlement	222	—
Depreciation	379	229
Amortization of license	100	58
(Decrease) increase in allowance for doubtful accounts	(7)	7
Provision for inventory adjustment to market	400	—
Loss on disposal of fixed asset	—	1
Non-cash interest related to warrant modification	21	—
Stock and warrants issued to non-employees for services	5	37
Non-cash compensation expense	2	87
Stock issued to directors for compensation	350	—
Gain on settlements of trade indebtedness	(457)	(19)
Changes in assets and liabilities:
Accounts receivable	26	(28)
Inventories	(131)	(1,155)
Prepaid expenses and other current assets	14	159
Checks issued in excess of deposits	5	—
Accounts payable	61	371
Accrued expenses	925	(537)

Net cash used for operating activities	(1,637)	(7,118)

Investing activities:
Purchase of license	(61)	(139)
Capital purchases	(10)	(1,544)

Net cash used for investing activities	(71)	(1,683)

Financing activities:
Proceeds from issuance of common stock	—	9,381
Financing costs in connection with private placement of stock	—	(405)
Proceeds from related parties advances/demand loans	885	—
Proceeds from exercise of warrants and options	270	62

Net cash provided by financing activities	1,155	9,038

Net (decrease) increase in cash and cash equivalents	(553)	237
Cash and cash equivalents at beginning of year	553	316

Cash and cash equivalents at end of year	$—	$553

Supplemental disclosure of cash flow information:
Non-cash transaction during the year for:
Preferred stock and cumulative dividends converted into common stock	$—	$136
Payment of accrued wages with common stock	$31	$604
Warrant exercised with debt in satisfaction of related party advances and other liabilities	$168	$180

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	par Value $0.001		par Value $0.001(1)		Treasury Stock(1)		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Loss	Deficit
	(Dollars in thousands)

January 1, 2008	403,272	$1,628	35,866,156	$36	19,209	$(327)	$80,917	$(85,413)	$(77)	$(3,236)
Comprehensive Loss:
Net loss		—		—		—	—	(6,328)	—	(6,328)
Foreign currency translation		—		—		—	—	—	3	3

Total net comprehensive loss		—		—		—	—	—	—	(6,325)
Series B preferred stock converted to common stock	(28,736)	(115)	19,786	—		—	169	(54)	—	—
Series E preferred stock and cumulative dividends converted to common stock	(977)	(21)	4,305	—		—	25	(4)	—	—
Sale of common stock, net of financing costs of $405		—	4,690,500	5		—	8,971	—	—	8,976
Exercise of warrants		—	301,288	—		—	242	—	—	242
Common stock issued for compensation		—	200,000	—		—	356	—	—	356
Common stock issued for services		—	144,868	—		—	261	—	—	261
Warrants issued for compensation		—		—		—	87	—	—	87
Warrants issued for services		—		—		—	37	—	—	37

December 31, 2008	373,559	$1,492	41,226,903	$41	19,209	$(327)	$91,065	$(91,799)	$(74)	$398

Comprehensive Loss:
Net loss		—		—		—	—	(3,552)	—	(3,552)
Foreign currency translation		—		—		—	—	—	(3)	(3)

Total net comprehensive loss		—		—		—	—	—	—	(3,555)
Series E preferred stock and cumulative dividends converted to common stock	(4)	—	20	—		—	—	—	—	—
Exercise of warrants		—	869,614	1		—	437	—	—	438
Common stock issued for compensation		—	61,144	—		—	576	—	—	576
Common stock issued for services		—	16,129	—		—	5	—	—	5
Warrants issued for compensation		—		—		—	2	—	—	2
Warrants issued for services		—		—		—	21	—	—	21

December 31, 2009	373,555	$1,492	42,173,810	$42	19,209	$(327)	$92,106	$(95,351)	$(77)	$(2,115)

The accompanying notes are an integral part of these consolidated financial statements

CYTOCORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except per share amounts)

Note 1.	The Company and Basis of Presentation

CytoCore, Inc. (“CCI”, “CytoCore” or the “Company”) was incorporated as Ampersand Medical Corporation in Delaware in December 1998.

In September 2001, following the Company’s acquisition of AccuMed International, Inc. (“AccuMed”) via the merger of AccuMed into a wholly-owned subsidiary of CCI, the Company changed its corporate name to Molecular Diagnostics, Inc. in order to better represent its operations and products. On June 16, 2006, the shareholders ratified a proposal to change the Company’s name from Molecular Diagnostics, Inc. to CytoCore, Inc., which change was effected in Delaware on June 22, 2006. Except where the context otherwise requires, “CCI,” “CytoCore”, the “Company,” “we” and “our” refers to CytoCore, Inc. and our subsidiaries and predecessors.

CCI currently has one product for sale-its SoftPAP® collector. CCI is developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

Liquidity

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing. During the first quarter of 2009, the Company began an offering of 1.4 million units at an offering price of $5.00 per unit. Each unit consisted of one share of Series F Convertible Preferred Stock and one warrant to purchase five shares of common stock. The warrants were offered with an exercise price of $0.75 per share. The preferred stock was to accrue dividends at the rate of $0.50 per annum, payable in cash or in additional shares of Series F preferred stock at the Company’s option. The preferred stock is convertible into common stock at $0.50 per share, subject to adjustment, at any time. The Company did not receive any proceeds from this offering during the 2009 fiscal year.

During the first quarter of 2009, the Company offered to holders of its warrants to purchase common stock the opportunity to exercise such warrants at a reduced price of $0.25 per share. During the year ended December 31, 2009, holders of warrants to purchase an aggregate 854,371 shares exercised their warrants at this reduced price. The Company received $214,000 from these exercises. In addition, other holders of warrants to purchase 28,292 shares exercised their warrants at the original exercise price. The Company received $56,000 from these exercises. Also holders of warrants to purchase an aggregate 670,000 shares of common stock exercised their warrants for a reduction of $168,000 of debt.

CCI has only enough cash to operate into June 2010. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it will be unable to continue its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates concerning the method of depreciation or the useful life of the equipment used in the production of SoftPAP® collection kits, (2) estimates as to the valuation allowance for the amounts recorded and held as inventory of goods and property and equipment and (3) estimates of possible litigation losses.

Revenue Recognition

CCI recognizes revenue from product sales when the following criteria are met: shipment of a product or license to customers has occurred and there are no remaining Company obligations or contingencies; persuasive evidence of an arrangement exists; sufficient vendor-specific, objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Inventory

As of December 31, 2009 and 2008, inventory consisted of purchased parts totaling $272,000 and $136,000, and finished goods held for sale totaling $627,000 and $1,032,000, respectively. Inventory is valued at the lower of cost or market, using the first in, first out method. As of December 31, 2009, a writedown for valuation of the finished goods inventory totaling $400,000 was recorded in the statement of operations. Due to the uncertainty as to the timing of expected sales, the Company has classified $325,000 of inventory as non-current.

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

Stock Based Compensation

We follow the guidance of Financial Accounting Standards Board Codification 718-10, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards, if any.

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

Other Comprehensive Income (Loss)

Translation adjustments related to the Company’s foreign dormant subsidiary are included in other comprehensive loss and reported separately in stockholders’ equity (deficit).

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. CCI’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2009 and 2008 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

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

The Company adopted Codification 740-10 which relates to Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Risks from Concentrations

Revenues were derived solely from two customers in 2009 and six customers during 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted this new guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for us on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on January 1, 2009, and it had no material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to business combinations. The guidance establishes principles and requirements for how an acquirer entity (i) recognizes and measures in its financial statements the identifiable asset acquired, the liabilities assumed and any controlling interests in the acquired entity; (ii) recognizes and measures the goodwill acquired in the business combinations or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combinations. The new guidance was effective for periods beginning after December 15, 2008. The Company has considered this standard when evaluating current and potential transactions to which it would apply.

In March 2008, new guidance was issued on disclosures about derivative instruments and hedging activities. The new guidance amends and expands the disclosure requirements of previously issued guidance and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The disclosures required by this guidance are included in Note 3, Acquisition of a Business in Note 16, Financial Instruments with Off-balance Sheet Risk and Concentrations of Credit Risk.

In June 2008, the FASB issued new accounting guidance clarifying that non-forfeitable instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method. The two-class method is an earnings allocation formula that treats participating securities as having the same rights to earnings as available to common shareholders. The adoption of the new guidance in first quarter 2009 did not impact reported basic and diluted earnings per share amounts because the Company did not have any non-forfeitable instruments granted in share based payment transactions.

In November 2008, the FASB issued new accounting guidance on equity method investment accounting considerations. The new guidance generally continues existing practices under the equity method of accounting for investments in common stock including the use of a cost-accumulation approach to initial measurement of the investment. The new guidance does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The new guidance is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively. We adopted the guidance effective January 1, 2009, the result of which did not have a material impact on the Company since we currently have no equity method investments.

In December 2008, the FASB issued new accounting guidance concerning disclosures about transfers of financial assets and interests in variable interest entities. The new guidance includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transfers of financial assets and involvement with variable interest entities. The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity. The new guidance is effective for the first interim period or fiscal year ending after December 15, 2008. Effective January 1, 2009, we adopted this guidance. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on fair value measurements. The new guidance impacts certain aspects of fair value measurement and related disclosures. The new guidance was effective beginning in the second quarter of 2009. The impact of adopting this new guidance did not have a material effect on the Company’s consolidated results of operations or financial position.

In May 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. We adopted this guidance upon its issuance and it had no material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures for transfers of financial assets. This guidance requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010 and it did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company during the third quarter of 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s consolidated financial statements.

In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this new standard update will have on our consolidated financial statements.

In October 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In January 2010, the FASB issued new guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 as well as activity in Level 3 fair value measurements. The guidance also provides clarification to existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date for the new disclosures and clarifications is the quarter ending March 31, 2010. Our effective date for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements is January 1, 2011. When effective, we will comply with the disclosure provisions of this new guidance.

Note 3.	Fixed Assets

Fixed assets consist of the following at December 31:

	2009	2008

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,019
Machinery and equipment	777	777
Construction in progress	399	399

	3,196	3,011
Less accumulated depreciation and amortization	(1,350)	(971)

Total	$1,846	$2,040

For the years ended December 31, 2009 and 2008, depreciation expense was $379,000 and $229,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory as very little of the time was spent manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time. Due to the financial condition of the Company, property and equipment was tested to determine if an impairment was required at December 31, 2009. The Company determined no impairment was necessary.

During the second quarter of 2009, a supplier filed suit against CCI alleging that the Company owes it approximately $377,000. This supplier had previously placed a lien on all of the Company’s machinery and equipment. See Note 11-Commitments and Contingencies for additional information regarding this claim.

Note 4.	Licenses, Patents, and Technology

Licenses, patents, and technology include the following at December 31:

	2009	2008

Licenses	$220	$159
Patent costs	133	133
LabCorp Technology Agreement	260	260

Subtotal	613	552
Less accumulated amortization	(551)	(451)

Total	$62	$101

During 2008, the Company purchased a license for certain technology for a total of $200,000, of which $100,000 was paid upon signing the license agreement, and the balance of which was due in 18 equal monthly installments of $5,556. There were no payments remaining as of December 31, 2009. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones. The Company is amortizing this license over its estimated useful life of two years. CCI recorded $100,000 and $58,000 as amortization expense during the years ending December 31, 2009 and 2008, respectively. All patents and technology have been fully amortized.

Note 5.	Accrued Expenses

Accrued expenses include the following at December 31:

	2009	2008

Accrued interest	$363	$357
Reserve for legal settlement	220	—
Accrued taxes	214	102
Accrued compensation	40	241
Other accrued expenses	388	341

Total	$1,225	$1,041

Note 6.	Notes Payable

Notes payable at December 31 consist of:

	2009	2008

Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed; due December 27, 1999	34	34
Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	15	15
Ventana Medical Systems, Inc., $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest at 8% per annum payable after December 31, 2003	21	21

	$70	$70

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

Note 7.	Stockholders’ Equity

Earnings (loss) per share

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years Ended December 31,
	2009	2008

Basic and Diluted:
Net loss applicable to common stockholders (in thousands)	(3,552)	$(6,328)
Weighted average common shares outstanding	41,874,890	39,984,394
Net loss per common share	$(.08)	$(.16)

Stock options and warrants to purchase 3,471,197 and 5,546,339 shares and preferred stock convertible into 522,045 and 493,628 shares for the years ended December 31, 2009 and 2008, respectively, were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the years ended December 31, 2009 and 2008, respectively.

Preferred Stock

A summary of the Company’s preferred stock as of December 31 is as follows:

		Shares Issued &	Shares Issued &
		Outstanding	Outstanding
Offering	Shares Authorized	2009	2008

Series A convertible	590,197	47,250	47,250
Series B convertible, 10% cumulative	1,500,000	93,750	93,750
Series C convertible, 10% cumulative	1,666,666	38,333	38,333
Series D convertible, 10% cumulative	300,000	175,000	175,000
Series E convertible, 10% cumulative	800,000	19,222	19,226
Undesignated Preferred Series	5,143,137	—	—

Total Preferred Stock	10,000,000	373,555	373,559

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367 — Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	0.40 — Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing March 31, 2001
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2009 were $332,000

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share
Conversion Price:	$6.00 per share
Conversion Rate:	0.50 — Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing March 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2009 were $94,000

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	1.00 — Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10% — Quarterly — Commencing April 30, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2009 were $1,430,000

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share
Conversion Price:	$8.00 per share
Conversion Rate:	2.75 — Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10% — Quarterly — Commencing May 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2009 were $349,000

Issuance of Securities

Common Stock

On March 23, 2009, the Company offered to all holders of warrants to purchase shares of the Company’s common stock the option to exercise their warrants at a reduced exercise price of $0.25 per share. During the year ended December 31, 2009, the Company received gross proceeds of $214,000 from the exercise of warrants for an aggregate 854,371 shares of unregistered, restricted common stock in connection with its offer. In addition, our former Chairman of the Board of Directors and our Chief Executive Officer exercised warrants to purchase an aggregate 670,000 share of unregistered restricted common stock through the reduction of $168,000 of debt. CCI recorded a charge of $21,000 related to this warrant modification and recorded the amount as interest expense. In addition, holders of warrants to purchase 28,292 shares exercised their warrants at the original exercise price. CCI received approximately $56,000 from these exercises.

For the year ended December 31, 2009, CCI received proceeds totaling $270,000 and reduced its debt by $168,000 from the exercise of warrants to purchase an aggregate 1,552,663 shares of unregistered, restricted common stock. As of December 31, 2009, 683,049 shares were not yet issued by the transfer agent.

During the year ended December 31, 2009, Board of Directors voted to accept, in lieu of payment for director fees amounting to $311,000 due to them, 778,194 shares of restricted, unregistered common stock. The common stock was valued at a fair value of $0.40 per share. The shares have not yet been issued by the transfer agent.

In the first quarter of the 2009 fiscal year, as described in Note 8 below, the Company issued to two of its executive officers an aggregate 61,144 shares of restricted, unregistered common stock valued at $0.50 per share as compensation for services rendered in 2008. The shares were valued at $31,000, and such amount was recorded as compensation in 2008.

Also, the Board of Directors granted each director a bonus of 100,000 shares of restricted, unregistered common stock for services rendered. The shares granted totaled 700,000 and were valued at $0.40 per share. The Company recorded a charge of $280,000 as a selling, general and administrative expense. Such, shares have not yet been issued by the transfer agent.

CCI also issued 16,129 shares of unregistered, restricted common stock to a consultant and were valued at $0.31 per share. The Company recorded a charge of $5,000 as a selling, general and administrative expense.

During 2008, the Company offered units in a private placement to accredited investors in exchange for cash. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at an exercise price of $2.00 per share. These warrants are for a term of three years and are exercisable immediately. Each unit was priced at $4.00. CCI received proceeds totaling approximately $8,976,000, net of expenses of $405,000 from the sale of an aggregate 2,345,250 units. The Company issued a total of 4,690,500 shares of common stock and warrants to purchase an aggregate 2,345,250 shares of common stock. In addition, the Company issued warrants to purchase an aggregate 311,500 shares of common stock to the placement agent that assisted the Company with the unit offering. The placement agent warrants have an exercise price of $2.25 per share and are exercisable for three years.

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

Warrants

During the three months ended December 31, 2009, the Company issued warrants to purchase 2,000 shares of common stock with an exercise price of $0.04 per share to an employee. During the year ended December 31, 2009, the Company issued warrants to purchase 13,000 shares of common stock with a weighted average exercise price of $0.16 per share to an employee. CCI valued the warrants at $2,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense. These warrants have a term of three years and are immediately exercisable.

During 2008, the Company issued warrants to a company affiliated with the former Chairman of the Board of Directors under the terms of a consulting agreement. The warrants, which are exercisable immediately, entitle the recipient to purchase 10,000 shares of common stock at $2.06 per share and have a term of three years. CCI valued the warrants at $16,000 using the Black-Scholes valuation model and recorded the amount as a selling, general and administrative expense. In addition, CCI issued warrants to non-affiliated consultants to purchase an aggregate 11,428 shares of common stock with exercise prices ranging from $2.06 to $2.85 per share. CCI valued these warrants at $21,000 and recorded the amount as a selling, general and administrative expense.

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

During 2008, the Company also issued warrants to purchase 10,000 shares of common stock with an exercise price of $2.06 per share to its Chief Executive Officer under the terms of his employment agreement. CCI valued the warrants at $16,000 using the Black-Scholes valuation model and recorded the amount as a selling, general and administrative expense. The warrants had a term of three years and were immediately exercisable.

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

Conversions of Preferred Stock

During the year ended December 31, 2009, a holder of four shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into 20 unregistered shares of the Company’s common stock. Dividends on these preferred shares were $7.00.

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

Application of Black-Scholes Valuation Model

In applying the Black-Scholes valuation model, the Company used the following assumptions for the years ended December 31:

	2009	2008

Expected volatility	171% – 250%	125% – 132%
Expected term (years)	1 1/2	1 1/2
Risk-free interest rate	1.00%	4.25%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.16	$1.49

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

Warrants

At December 31, 2009, the Company had the following outstanding warrants to purchase shares of Common Stock:

	Total Warrant	Warrant Shares	Exercise Price	Weighted Average
	Shares Outstanding	Exercisable	(not Weighted)	Years Until Expiration

	2,000	2,000	$0.06	2.94
	2,000	2,000	$0.09	2.62
	2,000	2,000	$0.17	1.86
	9,000	9,000	$0.20	2.39
	7,000	7,000	$0.61	1.68
	63,333	63,333	$1.00	0.56
	5,000	5,000	$1.33	1.00
	5,000	5,000	$1.45	1.33
	490,833	490,833	$1.50	1.32
	2,000	2,000	$1.60	0.62
	10,000	10,000	$1.66	0.62
	5,000	5,000	$1.70	1.25
	240,595	240,595	$1.80	1.92
	27,000	27,000	$1.89	1.17
	2,000	2,000	$1.90	1.43
	2,190,167	2,190,167	$2.00	1.29
	1,000	1,000	$2.23	1.25
	283,266	283,266	$2.25	1.29
	30,000	30,000	$2.67	0.49
	64,000	64,000	$2.87	0.30
	10,000	10,000	$3.25	1.25
	10,003	10,003	$3.50	0.71

Total	3,461,197	3,461,197

Note 8.	Equity Incentive Plan and Employee Stock Purchase Plan

On May 25, 1999, CCI stockholders approved the establishment of the 1999 Equity Incentive Plan effective as of June 1, 1999 (the “Plan”). The Plan provided that the Board may grant various forms of equity incentives to directors and employees, including but not limited to Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, and Restricted Stock Awards. Grants under the Plan are exercisable at fair market value determined as of the date of grant in accordance with the terms of the Plan. Grants vest to recipients immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant.

On May 23, 2000, stockholders approved an amendment to the Plan, which increased the number of shares of common stock allocated for use in the Plan from 200,000 shares to 300,000 shares. On June 21, 2002, stockholders approved a second amendment to the Plan, which increased the number of shares allocated for use in the Plan from 300,000 shares to 550,000 shares. On July 29, 2004, stockholders approved a third amendment to the Plan, which increased the number of shares for use in the Plan from 550,000 to 2,000,000 shares. The Plan terminated in June 2009.

The Board of Directors has also granted options and warrants to purchase common stock of CCI that are not covered by the terms of the Plan.

For the years ended December 31, 2009 and 2008, the Company did not grant any options under the Plan or otherwise.

However, during the quarter ended March 31, 2009, CCI’s Chief Executive Officer and Chief Operating Officer elected to receive a portion of their compensation, totaling 39,459 and 21,685 shares respectively, in restricted, unregistered common stock for services rendered in 2008. CCI valued the common stock at $0.50 per share for an aggregate total of $31,000 using the fair value method and recorded such value as compensation expense in 2008.

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

Also in 2008, the Company issued to non-executive employees warrants to purchase an aggregate 50,000 shares of common stock with exercise prices of $0.17 and $3.25 per share. The Company valued these warrants at $71,000 using the Black-Scholes valuation model. The warrants have a term of three years and are immediately exercisable.

The fair value of each stock option and warrant award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the years ended December 31:

	2009	2008

Expected volatility	171% – 250%	125% – 132%
Expected term (years)	1 1/2	1 1/2 – 2
Risk-free interest rate	1.00%	4.25
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.16	$1.49

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

As of December 31, 2009, there were no unrecognized compensation costs related to unvested share-based compensation arrangements since all costs related to grants in 2009 or previous years were fully recognized as of December 31, 2009.

A summary of the Company’s stock option activity and related information follows:

1999 Stock Option Plan

		Weighted		Weighted Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual Life
	Options	Price	Value	(Years)

Outstanding at December 31, 2007	160,786	$3.050	$0.00	1.01
Granted	—
Exercised	—
Forfeited	(50,000)	$3.220

Outstanding at December 31, 2008	110,786	$2.974	$0.00	0.15
Granted	—
Exercised	—	—
Forfeited	(100,786)	$2.000

Outstanding at December 31, 2009	10,000	$11.940	$0.00	1.42

Warrants and options issued outside of the Plan for employee compensation

		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual Life
	Warrants	Price	Value	(Years)

Outstanding at December 31, 2007	1,305,000	$1.82	$299,000
Granted	79,000	$1.45
Exercised	—
Forfeited	—
Outstanding at December 31, 2008	1,384,000	$1.80	$7,000
Granted	13,000	$0.16
Exercised	(595,000)	$1.60
Forfeited	—

Outstanding at December 31, 2009	802,000	$2.05	—

At the Annual Meeting of Stockholders on May 25, 1999, CCI stockholders also approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan offered employees the opportunity to purchase shares of common stock of CCI through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. The Purchase Plan terminated during the second quarter of 2009. There was no activity in the Purchase Plan in 2009 or 2008.

Stock Appreciation Rights

During 2008, the holder of 45,000 stock appreciation rights (“SARs”) tendered the debt to the Company totaling $180,000 as payment for part of an exercise of warrants to purchase common stock. These SARs, issued in 1989, had an exercise price of $3.00 and could be exercised through November 20, 2001. These SARs were deemed automatically exercised on November 20, 2001 if not done so at the option of the holder. In general, each SAR entitled the holder to receive upon exercise an amount equal to the excess, if any, of the market value per share of common stock at the date of exercise over the exercise price of the SAR, plus any dividends or distributions per share made by CCI prior to the exercise date.

Note 9.	Leases

During the year ended December 31, 2008, the Company amended its current facilities lease. CCI moved its administrative and sales operations to Suite 510 from Suite 502 in the same location, thereby increasing its leased space by approximately 3,100 square feet to 5,627 square feet. The amended lease is for a term of five years terminating on October 31, 2013, with one option to terminate the lease with nine months notice on October 31, 2011. The amended lease provides for initial annual rental payments of approximately $127,000, increasing each year to reach $150,000 in the final year of the lease. Total rental expense related to the Company’s headquarters location during the years ended December 31, 2009 and 2008 was $133,000 and $136,000, respectively.

Future minimum annual lease payments under these leases as of December 31, 2008 are:

Operating
Year	Leases

2010	$137
2011	141
2012	145
2013	124
2014	—

Total	$547

Note 10.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2009 and 2008:

	2009	2008

Federal	$—	$—
State and local	—	—
Foreign	—	—

Total income tax expense	$—	$—

	2009	2008

Current	—	—
Deferred	—	—

Total Income Tax Expense	—	—

For the years ended December 31, 2009 and 2008, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	2009	2008

Statutory U.S. federal rate	(34.0)%	(34.0)%
Permanent differences	—	—
Valuation allowance	34.0%	34.0%
Provision for income tax expense(benefit)	0.0%	0.0%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2009	2008

Deferred Tax Assets:
Net Operating Loss Carryforwards	$29,500	$28,307
Non-cash compensation	156	391
Writedown of intangibles	(9)	21
Provision for inventory adjustment	(100)	—
Accrued Liabilities	23	188
Allowance and reserves	5	2

Total Deferred Tax Assets	29,575	28,909
Deferred Tax Liabilities:
Total Deferred Tax Liabilities	—	—

Net Deferred Tax Asset	29,575	28,909
Valuation Allowance	(29,575)	(28,909)
Net Deferred Tax Asset	$—	$—

At December 31, 2009 and 2008, CytoCore had net operating loss carry forwards for U.S. federal income tax of approximately $73.3 million and $71.7 million and state income tax of approximately $83.0 million and $81.2 million respectively, which will begin to expire in 2018 and 2017, respectively. In September 2001, the Company acquired 100% of the outstanding stock of AccMed International, Inc. by means of merger of AccuMed into a wholly-owned subsidiary of the Company. AccuMed had a net operating loss carry forward for U.S. federal income tax purposes. For federal tax purposes, the acquired NOL is subject to limitation as prescribed under IRC Section 382 to approximately $6.2 million. The net operating loss carry forward expires at approximately $415,000 per year, starting December 31, 2006. At December 31, 2009, the total net operating loss carry forward from AccuMed is approximately $4.6 million.

For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carry forwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $0.7 million and decreased $1.5 million for the years ended December 31, 2009 and 2008, respectively.

Tax Uncertainties

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The interpretation prescribes recognition and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years from 2003 to 2008. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded consequently, the Company did not record a cumulative effect adjustment. The Company has not yet filed its 2008 income tax returns.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

Amount

Gross Unrecognized tax benefits at December 31, 2008	$—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross Unrecognized tax benefits at December 31, 2009	$—

The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

Note 11.	Commitments and contingencies

Legal Proceedings

Settled in 2010

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

In April 2009, the Company entered into a tentative settlement agreement with NeoMed. The terms of the agreement provided that the Company would issue to NeoMed 2,658,800 shares of restricted, unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock at an exercise price of $0.50 per share. As a result of the tentative settlement, the Company made an additional provision totaling $948,000, which was charged to other expense in the first quarter of 2009. In February 2010, the settlement agreement was approved by the court and CCI issued 2,658,800 shares of restricted unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock to NeoMed. The warrant has a term of three years and is exercisable immediately. As a result of the settlement becoming final, CCI reduced the $948,000 provision to $222,000 in the fourth quarter. The $726,000 credit was applied to other expense in the fourth quarter.

Pending as of December 31, 2009

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

Wildman, Harrold, Allen & Dixon LLP.  In November 2009, Wildman, Harrold, Allen & Dixon (“Wildman”) filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2009-L-013902). Wildman alleged that the Company failed to pay for legal services in the amount of $41,407. In January 2010, the Company entered into a Confession of Judgment and a payment plan with Wildman. The payment plan provides for an initial payment of $5,000 in January 2010, two payments of $1,500 each in February and March 2010, two payments of $2,500 each in April and May 2010, two payments of $4,000 each in June and July 2010, one payment of $10,203 in

August 2010 and a final payment of $10,203 in September 2010. The Company has made all of the required payments to date.

Securities and Exchange Commission Subpoenas

SEC action.  The Company received subpoenas dated June 29, 2009, July 24, 2009 and March 2, 2010 (the “Subpoenas”) from the Securities and Exchange Commission (the “Commission”). The Subpoenas request documents pertinent to the Company’s procedures to raise equity in 2008 and 2009, as well as personal information including trading records of insiders and certain other documents relating to the Company’s operations. CCI has submitted to the Commission requested documents. The Company does not know what, if any, action the Commission intends to take at this time.

Other claims

Other Creditors.  CCI was a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims. CCI does not consider any of these claims to be material.

In 2009, a vendor entered into a non-cash settlement releasing the Company from an obligation totaling $457,000. The settlement was recorded as a reduction in Research and Development expense in the fourth quarter.

Commitments

The Company has entered into long term commitments with various parties for the distribution of its products in foreign markets. As a result of cash constraints experienced by the Company, the Illinois Franchise Taxes due for the year 2009 have not been paid. CCI believes that it has made adequate provision for the liability including penalties and interest.

Note 12.	Related Party Transactions

During the year ended December 31, 2009, the Company was advanced $884,000 from related parties. Of these advances, $121,000 was used to exercise warrants held by the lender in lieu of the Company repaying that portion of the loan in cash. This resulted in a remaining balance of $763,000 as of December 31, 2009. These advance are payable upon demand and are non-interest bearing.

Our Chief Executive Officer exercised warrants to purchase an aggregate 485,000 shares of unregistered restricted common stock at a modified price of $0.25 through the reduction of $121,500 of debt. CCI recorded a charge of $15,000 related to this warrant modification and recorded the amount as interest expense.

In 2009, our former Chairman of the Board Daniel J. Burns exercised warrants to purchase an aggregate 185,000 shares of unregistered, restricted common stock at a modified price of $0.25 through the reduction of $46,000 of debt owed by CCI to him. This warrant modification was made available by the Company to all holders of warrants to purchase shares of the common stock of the Company.

During the year ended December 31, 2008, Mr. Burns was paid directly $17,000 as reimbursement for income taxes incurred on a common stock award made in 2006 and $23,000 as a reimbursement for expenses. Also, Future Wave Management Inc., of which Mr. Burns is President, was paid $181,000 for consulting services and $25,000 for expenses. In addition, the Company issued warrants to Future Wave under the terms of a consulting agreement. The warrants, which are exercisable immediately, entitle the recipient to purchase 10,000 shares of common stock at $2.06 per share and have a term of three years. The warrants were valued at $16,000.

During the first quarter of 2008, Mr. Burns participated in a private placement of units of the Company, each unit consisting of two shares of common stock and a warrant to purchase one common share. Mr. Burns invested $600,000 and received 300,000 shares and warrants to purchase 150,000 shares of common stock.

During 2008, the Company paid to Erik Danielsen, who became a director of the Company in September 2008, $25,000 under a consulting agreement which terminated in March 2008.

Note 13.	Subsequent Events

The Company has evaluated subsequent events through May 14, 2010, which is the date it issued its financial statements, and concluded that the following subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

In April 2010, the company received advances of $300,000 from a related party to fund operations. These advances are non-interest bearing and are due on demand.