Form 10-Q
period 2010-03-31
CytoCore Inc
filed 2010-05-24
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
COMMON STOCK, $0.001 PAR VALUE, AT MAY 14, 2010: 45,617,610

CYTOCORE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements
CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$18	$—
Accounts receivable	11	17
Inventories	573	574
Prepaid expenses and other current assets	28	44

Total current assets	630	635

Fixed assets, net	1,748	1,846
Licenses, patents and technology, net of amortization	36	62
Inventories, non-current	325	325

Total assets	$2,739	$2,868

Liabilities and Stockholders’ Deficit

Current Liabilities:
Checks issued in excess of amounts on deposit	$—	$5
Accounts payable	2,150	2,102
Accrued payroll costs	1,005	818
Advances payable to related parties	878	763
Accrued expenses	660	1,225
Derivative liability	279	—
Notes payable	90	70

Total current liabilities	5,062	4,983

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,555 shares issued and outstanding at March 31, 2010 and December 31, 2009 (Liquidation value of all classes of preferred stock $2,875 at March 31, 2010)	1,491	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 44,832,610 and 42,173,810 shares issued and 44,813,401 and 42,154,601 shares outstanding at March 31, 2010 and December 31, 2009, respectively	45	42
Additional paid-in-capital	92,365	92,106
Treasury stock: 19,209 shares at March 31, 2010 and December 31, 2009	(327)	(327)
Accumulated deficit	(95,820)	(95,351)
Accumulated comprehensive loss— Cumulative translation adjustment	(77)	(77)

Total stockholders’ deficit	(2,323)	(2,115)

Total liabilities and stockholders’ deficit	$2,739	$2,868

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$8	$14

Operating expenses
Cost of revenues	—	6
Research and development	65	113
Selling, general, and administrative	499	878

Total operating expenses	564	997

Operating loss	(556)	(983)

Other income (expense):
Provision for legal settlement	—	(948)
Benefit from derivative liability	89	—
Interest expense	(2)	(2)

Total other income (expense)	87	(950)

Net loss applicable to common stockholders	$(469)	$(1,933)

Basic and diluted net loss per common share	$(0.01)	$(0.05)

Basic and diluted weighed average number of common shares outstanding	43,385,041	41,244,084

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net loss	$(469)	$(1,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	101
Stock issued to non-employees for services	6	5
Benefit from derivative liability	(89)	—
Non-cash charge for legal settlement	—	948
Changes in assets and liabilities:
Checks issued in excess of amounts on deposit	(5)	—
Accounts receivable	6	4
Inventories	1	(131)
Prepaid expenses and other current assets	16	19
Accounts payable	47	(282)
Accrued expenses	191	168

Net cash used in operating activities	(172)	(1,101)

Investing activities:
Purchase of license	—	(17)

Net cash used in investing activities	—	(17)

Financing activities:
Proceeds from related parties	115	578
Proceeds from issuance of convertible note	75	—
Proceeds from exercise of warrants	—	4

Net cash provided by financing activities	190	582

Net increase (decrease) in cash and cash equivalents	18	(536)

Cash and cash equivalents at the beginning of period	—	553

Cash and cash equivalents at end of period	$18	$17

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Issuance of common stock and warrants in settlement of a lawsuit	$538	$—
Payment of accrued wages with common stock	—	31
Stock issuable for accrued liability	30	—
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
     Our current product, which we have for sale and have inventory on hand, is the SoftPAP®. CCI develops, markets and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the CytoCore Solutions™ trade name. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer, Including the SoftPAP — a cell collection device intended to replace the brush and spatula currently used to collect cervical cytology samples. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At March 31, 2010, the Company had $18,000 in cash, and does not have sufficient cash on hand to fund its operations.
     If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it will be unable to continue its product development efforts and other activities and will be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Basis of Presentation
     The consolidated financial statements for the periods ended March 31, 2010 and 2009 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature except the issuance of common stock and warrants in settlement of a lawsuit as described in Note 10. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC.
     There was no comprehensive income or loss in the periods presented.
Note 3. Inventory
     Inventory consists of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Purchased parts	$272	$272
Finished goods	626	627

Total inventory	898	899
Less: inventory non-current	325	325

Total inventory current	$573	$574

     Inventory is valued at the lower of cost or market, using the first in, first out method. Due to the uncertainty as to the timing of sales, the Company has classified $325,000 of inventory as non-current. Additionally, as required by SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” items such as idle facility expense, excessive spoilage, freight, handling costs and re-handling costs are recognized as current period charges. The allocation of fixed production overheads to the costs of conversion are based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred.
Note 4. Fixed Assets
     Fixed assets consist of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	777	777
Construction in progress	399	399

	3,196	3,196
Less accumulated depreciation and amortization	(1,448)	(1,350)

Total	$1,748	$1,846

     For the quarter ended March 31, 2010 and 2009, depreciation expense was $98,000 and $76,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.
     During 2009, a supplier filed suit against CCI alleging that the Company owes it approximately $377,000. This supplier had previously placed a lien on all of the Company’s machinery and equipment. See Note 9 -Legal Proceedings for additional information regarding this claim.
Note 5. Licenses, Patents, and Technology
     Licenses, patents, and technology include the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Licenses	$220	$220
Patent costs	133	133
LabCorp Technology Agreement	260	260

	613	613
Less accumulated amortization	(577)	(551)

Total	$36	$62

     During 2008, the Company purchased a license for certain technology for a total of $200,000. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. The Company is amortizing this license over its estimated useful life of two years.
Note 6. Accrued Expenses
     Accrued expenses include the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Accrued interest	$49	$363
Provision for legal settlement	—	220
Accrued franchise and other taxes	214	214
Accrued compensation	45	40
Other accrued expenses	352	388

Total	$660	$1,225

Note 7. Notes Payable and Advances-related parties
     Notes payable to unrelated parties consist of:

	March 31,	December 31,
	2010	2009
	(unaudited)
Asher Enterprises, Inc., $75,000 Convertible Promissory Note issued March 9, 2010; interest rate 8% per annum, due December 10, 2010	$75	$—

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001	15	15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34

Less discount	(55)	—

	$90	$70

     In March 2010, the Company received $75,000 in exchange for a Convertible Promissory Note payable to Asher Enterprises. The principal balance of the note, including unpaid interest, is convertible into unregistered, restricted common stock at any time. The note bears interest at 8%, is unsecured and may be prepaid by the Company at any time. The conversion price is variable and is determined as 58% of the average of the lowest three trading prices during the ten trading day period prior to the conversion notice. In accordance with FASB guidance or convertible debt issued with a variable conversion feature, the company has recorded a $55,000 discount and liability equal to the fixed monetary amount known at inception for the conversion option. The discount will be amortized over the term of the note using the effective interest method. Upon issuance of the shares to settle the liability, equity will be increased by the amount of the liability and no gain or loss will be recognized or any difference between the fixed monetary amount known at inception and the ending market price.
     The Company has failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above, except for Asher Enterprises. Such notes require the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. CCI has not received any written declarations of default from holders of its remaining outstanding notes payable.

     During the quarter the Company was advanced $115,000 from related parties. These advances are non-interest bearing and are due on demand.
Note 8. Stockholders’ Equity (Deficit)
          Loss per share
     A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	March 31,	March 31,
	2010	2009
	(unaudited)
Basic and Diluted:
Net loss applicable to common stockholder (in thousands)	($469)	($1,933)
Weighted average common shares outstanding	43,385,041	41,244,084
Net loss per common share	($0.01)	($0.05)

     Stock options and warrants to purchase 3,659,304 and 5,281,598 common shares and preferred stock convertible into 529,057 and 500,619 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended March 31, 2010 and March 31, 2009, respectively.
     As of March 31, 2010 and 2009, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with SFAS No. 128, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation. After taking these undeclared and unpaid preferred dividends into account for the period, the net loss applicable to common stockholders for the three months ended March 31, 2010 and 2009 was $535,000 and $1,999,000, respectively.
          Preferred Stock
     A summary of the Company’s preferred stock is as follows:

	March 31,	December 31,
	2010	2009
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
	(unaudited)
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	19,222	19,222

Total Preferred Stock	373,555	373,555

     Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367—Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share
Conversion Price:	$10.00 per share

Conversion Rate:	0.40—Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2010 were $341,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2010 were $97,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2010 were $1,473,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2010 were $359,000
     Issuance of Common Stock and Warrants as Payment for Legal Settlement
     During the quarter ended March 31, 2010, a settlement agreement was approved by the court and CCI issued 2,658,800 shares of restricted unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock to NeoMed Innovation III L.P. The Company valued the common stock at $0.19 per share for a total of $505,000 using fair value and the warrant at $33,000 using the Black-Scholes method. The warrant has a term of three years and is exercisable immediately. The aggregate cost totaling $538,000 was recorded as other expense in 2009.
     Issuance of Common Stock as Payment for Services
     In the first quarter of 2010, CCI was required to issue 31,637 shares of restricted, unregistered common stock valued at an average $0.19 per share to a consultant as payment for services rendered. The Company recorded the value of the common stock at $6,000 and recorded the amount as a selling, general and administrative expense. The shares have not yet been issued by the transfer agent.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the three months ended March 31, 2010 and 2009:

	2010	2009
Expected volatility	250%	125%
Expected term (years)	1.5	1.5
Risk-free interest rate	1.00%	4.25%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.15	$1.58
Note 9. Derivative Liability
     In March 2010, as discussed in Note 7, the Company issued a note with a variable conversion feature. This resulted in the Company having an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that potentially may exceed the number of the Company’s total authorized common shares. Consequently, the Company is required to record a liability for the potential excess of shares over the authorized amount. The Company is required to revalue this liability no less than every quarter. The Company determined that the excess shares were related to warrants issued and outstanding as of March 31, 2010. Based upon FASB guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. As a result, the Company recorded a liability of $313,000. As of March 31, 2010, the Company remeasured this liability and, in accordance with the FASB guidance, the Company reduced this liability to $224,000 and recorded an unrealized benefit of $89,000. Also included in the derivative liability balance at March 31, 2010 is $55,000 from a note discounted as noted in Note 7 above. As a result, the derivative liability has a balance of $279,000 as of March 31, 2010.
Note 10. Legal Proceedings and Contingencies
Legal Proceedings
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
     Wildman, Harrold, Allen & Dixon LLP. In November 2009, Wildman, Harrold, Allen & Dixon LLP (“Wildman”) filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2009-L-013902). Wildman alleged that the Company failed to pay for legal services in the amount of $41,407. In January 2010, the Company entered into a Confession of Judgment and a payment plan with Wildman. The payment plan provides for an initial payment of $5,000 in January 2010, two payments of $1,500 each in February and March 2010, two payments of $2,500 each in April and May 2010, two payments of $4,000 each in June and July 2010, one payment of $10,203 in August 2010 and a final payment of $10,203 in September 2010. The Company has made all of the required payments to date.
     Patricia H. Guerzo. In April 2010, Patricia H. Guerzo (“Guerzo”), doing business as Guerzo Business Solutions Center, filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2010200660). Guerzo alleges that the Company failed to pay for consulting services in the amount of $17,563.75. In May 2010, the Company entered into an agreement to make an initial payment of $2,564 and six monthly payments of $2,500. The Company has made the first required payment.
     Silicon Engines, Ltd. In March 2010, Silicon Engines Ltd. (“Silicon”) filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2010 L 002923). Silicon alleges that CCI failed to pay for services rendered in the amount of $45,908.06. In May 2010 the Company entered into an agreement to make an initial payment of $5,000, twelve monthly payments of $3,000 and a final payment of $4,908. The Company has made the first agreed payment.

Securities and Exchange Commission Subpoenas
     The Company received subpoenas dated June 29, 2009, July 24, 2009 and March 2, 2010 (the “Subpoenas”) from the Securities and Exchange Commission (the “SEC”). The Subpoenas request documents pertinent to the Company’s procedures to raise equity in 2008 and 2009, as well as personal information including trading records of insiders and certain other documents relating to the Company’s operations. CCI has submitted to the SEC the requested documents. The Company does not know what, if any, action the SEC intends to take at this time.
Other claims
     CCI has been a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims. CCI does not consider any of these claims to be material.
Contingencies
     The Company has not filed its income tax returns for 2008 or 2009, nor has it filed its franchise returns for 2009 or paid its franchise tax for that year.
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
     These forward-looking statements are based on beliefs of our management as well as current expectations, projections and information currently available to the Company and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. These risks are described more fully in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption “Risk Factors”, and include our ability to raise capital; our ability to settle litigation; our ability to retain key employees; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; manufacturing capacity; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors.
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
Overview of CytoCore, Inc.
     Our current product, which we have for sale and have inventory on hand, is the SoftPAP®. CCI develops, manufactures and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the CytoCore Solutions™ trade name. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.
     The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed the SoftPAP®, a sample collection device approved by the U.S. Food and Drug Administration, and are licensed to sell the PadKit™ collection device and GluCyte™ cell preservative. We are focusing on the development and testing of cocktail assay markers and stains for use with the Company’s Automated Image Proteomic System (AIPS™) to screen for various cancers.
     Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market our products.
     The Company has incurred significant losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop, manufacture and market its products. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its ability to increase sales of its products, develop new products and raise additional capital. If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it will be unable to continue its product development efforts and other activities and will be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
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
     There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2009, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, including the notes to our consolidated financial statements included therewith, as filed with the SEC.
Results of Operations
     The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
Three Months Ended March 31, 2010 as compared to Three Months Ended March 31, 2009

Revenue
     Revenues for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 decreased $6,000, or 43%, from $14,000 to $8,000. This decrease was the result of a reduction in revenue from the licensing fees for our slide-based installed systems.
Costs and Expenses
     Cost of Revenues
     There was no cost of revenues for the quarter ended March 31, 2010 since we had no sales of our SoftPAP product during the quarter. Cost of revenues were $6,000 for the quarter ended March 31, 2009.
     Research and Development
     For the three months ended March 31, 2010, our research and development (“R&D”) expenses were $65,000, a $48,000 or 42% decrease from R&D expenses of $113,000 for the same period in 2009. Of this $48,000 decrease, $47,000 related to a reduction in payroll expenses and $1,000 related to a reduction of other costs.
     R&D expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at CCI’s Chicago facility.
     Selling, General and Administrative
     For the three months ended March 31, 2010, selling, general and administrative expenses (“SG&A”) were $499,000, a decrease of $379,000 or 43%, from SG&A expenses of $878,000 for the same period in 2009. Of this $379,000 decrease, administrative salary expenses decreased $40,000, professional fees decreased $233,000, franchise taxes decreased $41,000, marketing expenses decreased $22,000, travel expense decreased $15,000, director fees decreased $30,000, insurance expense decreased $10,000, investor relations expenses decreased $16,000 and other costs decreased $3,000. These reductions during the three months ended March 31, 2010 were partially offset by increases of $22,000 in depreciation and amortization and $9,000 in financing costs.
Other Income (Expense)
     Interest expense was $2,000 for each of the three month periods ended March 31, 2010 and March 31, 2009.
     During the quarter ended March 31, 2010, CCI recorded a non-cash benefit of $89,000 resulting from the the remeasurement of the derivative liability as described in Note 9 to the financial statements.
     During the quarter ended March 31, 2009, the Company recorded a non-cash charge of $948,000 to reflect a preliminary legal settlement.
Net Loss
     The net loss for the three-month period ended March 31, 2010 totaled $469,000, as compared with $1,933,000 for the same period in 2009, a decrease of $1,464,000 or 76%. Of this decrease, $948,000 resulted from a non-cash charge for a legal settlement and $427,000 resulted from reductions in R&D and SG&A expenses due to the Company having insufficient funds to complete its business plans, partially offset by the non-cash benefit resulting from the remeasurement of the derivative liability.
     The net loss per common share for each of the three month periods ended March 31, 2010 and March 31, 2009 was $0.01 and $0.05 per share on 43,385,041 and 41,244,084 weighted average common shares outstanding, respectively.
Liquidity and Capital Resources
     To date, the Company’s capital resources and liquidity have been generated primarily from investments by individual and institutional investors.

     Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. CCI has provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. In order to generate cash in the next twelve months, the Company will be required to make additional private offerings of debt or equity, or discount its product in order to generate sales to support the operations of the business until some or all of our products are successfully marketed. We used $172,000 for the three months ended March 31, 2010 in operating activities. During the quarter ending March 31, 2010, approximately $65,000 was spent on R&D and approximately $499,000 was spent on SG&A functions.
     CCI did not have any investing activity during the quarter ended March 31, 2010. The Company has no other material commitments at this time for capital expenditures during the remainder of the 2010 fiscal year.
     We were able to raise proceeds of $190,000 through advances from related parties totaling $115,000 and the issuance of a $75,000 convertible note payable during the three months ended March 31, 2010. The proceeds were used to develop our products and satisfy certain present and past obligations. At March 31, 2010, the Company had $18,000 in cash on hand. At March 31, 2010, the Company’s cash balance was not sufficient to fund its operations.
     We have incurred significant operating losses since inception of the business. We expect that on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Our operations have been, and will continue to be until we are able to generate significant product revenues, dependent upon management’s ability to raise funds from the sale of our securities. There can be no assurance that we will be able to obtain additional capital to meet our current operating needs or to complete pending or contemplated licenses or acquisitions of technologies. If we are unable to raise sufficient adequate additional capital or generate profitable sales revenues, we will be forced to substantially curtail product research, development and other activities, and will be forced to cease operations.
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
     As of March 31, 2010, we had total debt of $145,000, of which $111,000 bears interest at fixed interest rates and $34,000 bears interest at a variable rate. As of March 31, 2010, we had cash, cash equivalents and short-term investments of $18,000, all of which was held as cash and cash equivalents in an interest-bearing money market account. Due to the nature of our short-term investments and our lack of material long-term debt, we do not believe that we currently face any material interest risk exposure.
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
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Legal Proceedings
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
     Wildman, Harrold, Allen & Dixon LLP. In November 2009, Wildman, Harrold, Allen & Dixon LLP (“Wildman”) filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2009-L-013902). Wildman alleged that the Company failed to pay for legal services in the amount of $41,407. In January 2010, the Company entered into a Confession of Judgment and a payment plan with Wildman. The payment plan provides for an initial payment of $5,000 in January 2010, two payments of $1,500 each in February and March 2010, two payments of $2,500 each in April and May 2010, two payments of $4,000 each in June and July 2010, one payment of $10,203 in August 2010 and a final payment of $10,203 in September 2010. The Company has made all of the required payments to date.
     Patricia H. Guerzo. In April 2010, Patricia H. Guerzo (“Guerzo”), doing business as Guerzo Business Solutions Center, filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2010200660). Guerzo alleges that the Company failed to pay for consulting services in the amount of $17,563.75. In May 2010, the Company entered into an agreement to make an initial payment of $2,564 and six monthly payments of $2,500. The Company has made the first required payment.
     Silicon Engines, Ltd. In March 2010, Silicon Engines Ltd. (“Silicon”) filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2010 L 002923). Silicon alleges that CCI failed to pay for services rendered in the amount of $45,908.06. In May 2010 the Company entered into an agreement to make an initial payment of $5,000, twelve monthly payments of $3,000 and a final payment of $4,908. The Company has made the first agreed payment.
Securities and Exchange Commission Subpoenas
     The Company received subpoenas dated June 29, 2009, July 24, 2009 and March 2, 2010 (the “Subpoenas”) from the SEC. The Subpoenas request documents pertinent to the Company’s procedures to raise equity in 2008 and 2009, as well as personal information including trading records of insiders and certain other documents relating to the Company’s operations. CCI has submitted to the SEC the requested documents. The Company does not know what, if any, action the SEC intends to take at this time.
Other claims
     CCI has been a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims. CCI does not consider any of these claims to be material.
     Contingencies
     The Company has not filed its income tax returns for 2008 or 2009, nor has it filed its franchise returns for 2009 or paid its franchise tax for that year.
Item 1A. Risk Factors.
     During the first quarter of 2010, there were no material changes to the Company’s risk factors as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC. The discussion of the risks facing the Company appears in Item 1A under the caption “Risk Factors.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     Issuance of Common Stock and Warrants as Payment for Legal Settlement
     During the quarter ended March 31, 2010, a settlement agreement was approved by the court and CCI issued 2,658,800 shares of restricted unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock to NeoMed Innovation III L.P. The Company valued the common stock at $0.19 per share for a total of $505,000 using fair value and the warrant at $33,000 using the Black-Scholes method. The warrant has a term of three years and is exercisable immediately. The aggregate cost totaling $538,000 was recorded as other expense in 2009.
     Issuance of Common Stock as Payment for Services
     In the first quarter of 2010, CCI was required to issue 31,637 shares of restricted, unregistered common stock valued at an average $0.19 per share to a consultant as payment for services rendered. The Company recorded the value of the common stock at $6,000 and recorded the amount as a selling, general and administrative expense. The shares have not yet been issued by the transfer agent.
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
Company Repurchases of Securities
     During the three months ended March 31, 2010, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.
Item 3. Defaults upon Senior Securities

     As of March 31, 2010, CCI had failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note.
     The note requires the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. CCI has not received any written declarations of default from holders of remaining outstanding notes payable during the three months ended March 31, 2010.
Item 4. Reserved
Item 5. Other Information
     None.
Item 6. Exhibits
     See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.
/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and Chief Financial Officer

Date: May 24, 2010

EXHIBIT INDEX

Exhibit Number	Description
31	Section 302 certification by principal executive and chief financial officer.

32	Section 906 certification by principal executive and chief financial officer.

10.1	Convertible promissory note to Asher Enterprises, Inc.