Form 10-Q
period 2010-09-30
CytoCore Inc
filed 2010-11-19
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
COMMON STOCK, $0.001 PAR VALUE, AT NOVEMBER 15, 2010: 46,135,083

CYTOCORE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$6	$—
Accounts receivable	11	17
Inventories	569	574
Prepaid expenses and other current assets	10	44

Total current assets	596	635

Fixed assets, net	1,552	1,846
Licenses, patents and technology, net of amortization	86	62
Inventories, non-current	325	325

Total assets	$2,559	$2,868

Liabilities and Stockholders’ Deficit
Current Liabilities:
Checks issued in excess of amounts on deposit	$—	$5
Accounts payable	1,886	2,102
Accrued payroll costs	1,317	818
Advances payable to related parties	1,551	763
Accrued expenses	555	1,225
Derivative liability	161	—
Notes payable	199	70

Total current liabilities	5,669	4,983

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,555 shares issued and outstanding at September 30, 2010 and December 31, 2009 (Liquidation value of all classes of preferred stock $2,876 at September 30, 2010)	1,492	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 46,135,083 and 42,173,810 shares issued and 46,115,874 and 42,154,601 shares outstanding at September 30, 2010 and December 31, 2009, respectively	46	42
Additional paid-in-capital	92,408	92,106
Treasury stock: 19,209 shares at September 30, 2010 and December 31, 2009	(327)	(327)
Accumulated deficit	(96,652)	(95,351)
Accumulated comprehensive loss—
Cumulative translation adjustment	(77)	(77)

Total stockholders’ deficit	(3,110)	(2,115)

Total liabilities and stockholders’ deficit	$2,559	$2,868

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net revenues	$24	$28	$8	$5

Operating expenses

Cost of revenues	1	6	1	—
Research and development	213	300	83	87
Selling, general and administrative, (net of settlement of trade debt of $71 for the nine and three months ended September 30, 2010)	1,297	2,381	495	525

Total operating expenses	1,511	2,687	579	612

Operating loss	(1,487)	(2,659)	(571)	(607)

Other income (expense)

Provision for legal settlement	—	(948)	—	—
Benefit from derivative liability	238	—	56	—
Interest expense	(52)	(29)	(23)	(3)

Total other income (expense)	186	(977)	33	(3)

Net loss	(1,301)	(3,636)	(538)	(610)

Preferred stock dividend	—	—	—	—

Net loss applicable to common stockholders	$(1,301)	$(3,636)	$(538)	$(610)

Basic and diluted net loss per common share	$(0.03)	$(0.09)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	44,939,579	41,925,232	45,477,839	42,173,810

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities:
Net loss	$(1,301)	$(3,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370	355
Amortization of discount	41	—
Stock issued to non-employees for services	6	5
Common stock issued for compensation expense	15	—
Non-cash compensation expense	1	2
Non-cash interest related to warrant modification	—	21
Gain on settlement of trade debt	(71)	—
Benefit from derivative liability	(238)	—
Non-cash charge for legal settlement	—	948
Stock to be issued for directors fees	—	350
Changes in assets and liabilities:
Checks issued in excess of amounts on deposit	(5)	—
Accounts receivable	5	24
Inventories	5	(135)
Prepaid expenses and other current assets	34	2
Accounts payable	(142)	135
Accrued expenses	399	522

Net cash used in operating activities	(881)	(1,407)

Investing activities:
Purchase of license	(36)	(50)

Net cash used in investing activities	(36)	(50)
Financing activities:
Proceeds from related parties	798	637
Proceeds from issuance of convertible note	75	—
Proceeds from sale of common stock	50	—
Proceeds from exercise of warrants	—	270

Net cash provided by financing activities	923	907

Net increase (decrease) in cash and cash equivalents	6	(550)

Cash and cash equivalents at the beginning of period	—	553

Cash and cash equivalents at end of period	$6	$3

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Issuance of common stock and warrants in settlement of a lawsuit	$538	$—
Payment of accrued wages with common stock	—	31
Stock issuable for accrued liability	46	—
Warrants exercised with debt in satisfaction of related party advances and other liabilities	—	168
Payment of directors fees with common stock	—	195
Note payable issued in payment of accounts payable resulting in a gain of approximately $71,000	69	—
The Company recorded a derivative liability resulting from potential excess shares and a reduction in additional paid in capital	345	—
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
     Our current product which we have for sale and have inventory on hand is the SoftPAP®. CCI is developing, identifying markets to and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the CytoCore Solutions™ trade name. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer Including CCI’s SoftPAP — a cell collection device intended to replace the brush and spatula currently used to collect cervical cytology samples. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.
     The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At September 30, 2010, the Company had cash on hand totaling $6,000, and does not have sufficient cash on hand to fund its operations.
     If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it will be unable to continue its product development efforts and other activities and will be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Basis of Presentation
     The consolidated financial statements for the periods ended September 30, 2010 and 2009 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature except the issuance of common stock and warrants in settlement of a lawsuit as described in Note 10. and the derivative liability described in Note 9. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC.
     There was no comprehensive income or loss in the periods presented.

Note 3. Inventory
     Inventory consists of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)

Purchased parts	$270	$272
Finished goods	624	627

Total inventory	894	899
Less: inventory non-current	325	325

Total inventory current	$569	$574

     Inventory is valued at the lower of cost or market, using the first in, first out method. Due to the uncertainty as to the timing of sales, the Company has classified $325,000 of inventory as non-current. Additionally, as required by FASB ACS 330-10-30-7, items such as idle facility expense, excessive spoilage, freight, handling costs and re-handling costs are recognized as current period charges. The allocation of fixed production overheads to the costs of conversion are based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred.
Note 4. Fixed Assets
     Fixed assets consist of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	777	777
Construction in progress	399	399

	3,196	3,196
Less accumulated depreciation and amortization	(1,644)	(1,350)

Total	$1,552	$1,846

     For the nine months ended September 30, 2010 and 2009, depreciation expense was $295,000 and $280,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.
     During 2009, a supplier filed suit against CCI alleging that the Company owes it approximately $377,000. This supplier had previously placed a lien on all of the Company’s machinery and equipment. See Note 10 -Legal Proceedings for additional information regarding this claim.
Note 5. Licenses, Patents, and Technology
     Licenses, patents, and technology include the following:

	September 30,	December 31,
	2010	2009
	(unaudited)

Licenses	$320	$220
Patent costs	133	133
LabCorp Technology Agreement	260	260

	713	613

	September 30,	December 31,
	2010	2009
	(unaudited)

Less accumulated amortization	(627)	(551)

Total	$86	$62

     During 2008, the Company purchased a license for certain technology for an initial total of $200,000. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. During the nine months ending September 30, 2010, CCI made payments of $36,000 and is obligated to make eight additional monthly payments of $8,000 on this liability. The Company is amortizing the initial license over its estimated useful life of two years, and will amortize the additional payments over one year.
Note 6. Accrued Expenses
     Accrued expenses include the following:

	September 30,	December 31,
	2010	2009
	(unaudited)

Accrued interest	$56	$363
Provision for legal settlement	—	220
Accrued franchise and other taxes	241	214
Accrued compensation	75	40
Other accrued expenses	183	388

Total	$555	$1,225

Note 7. Notes Payable and Advances-related parties
     Notes payable to unrelated parties consist of:

	September 30,	December 31,
	2010	2009
	(unaudited)

Asher Enterprises, Inc., $75,000 Convertible Promissory Note issued March 9, 2010; interest rate 8% per annum, due December 10, 2010	$75	$—

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001	15	15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

White White & Van Etten PC, $68,750 non-interest bearing Promissory Note issued September 30, 2010; payable in eleven equal payments of $6,250; due August 24, 2011	67	—

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34

Less discount	(13)	—

	$199	$70

     On September 30, 2010, the Company made a settlement with White White & Van Etten (“White”), CCI owed White $140,000. As a result of this settlement, CCI issued a non-interest bearing Promissory Note for $68,750 payable in 11 monthly payment of $6,250 and White forgave the remaining $71,000. The Company recorded the benefit as a reduction of selling, general and administration expense. The CCI also imputed interest totaling $2,000 on this note at the rate of 5% per annum and will amortize the interest over the term of the note.
     In March 2010, the Company received $75,000 in exchange for a Convertible Promissory Note payable to Asher Enterprises, including unpaid interest, and is convertible into unregistered, restricted common stock at any time. The note bears interest at 8% and is unsecured. The conversion price is variable and is determined as 58% of the average of the lowest three trading prices during the ten trading day period prior to the conversion notice. As a result, the Company has recorded a discount of $55,000 and a liability equal to the fixed monetary amount known at inception for the conversion option. The discount will be amortized over the term of the note using the effective interest method. Upon issuance of the shares to settle the liability, equity will be increased by the amount of the liability and no gain or loss will be recognized or any difference between the fixed monetary amount known at inception and the ending market price. CCI recorded a charge of $41,000 for amortization of the discount and recorded the charge against the derivative liability.
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
     During nine months ended September 30, 2010, the Company was advanced $798,000 from related parties. These advances are non-interest bearing and are due on demand.
Note 8. Stockholders’ Equity (Deficit)
     Loss per share
     A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	Nine months ended		Three months ended
	September, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)		(Unaudited)

Basic and Diluted:
Net loss applicable to common stockholder	$(1,301)	$(3,636)	$(538)	$(610)
Weighted average common shares outstanding	44,939,579	41,831,056	45,477,839	42,173,810
Net loss per common share	$(0.03)	$(0.09)	$(0.01)	$(0.01)

     Stock options and warrants to purchase 3,807,935 and 3,629,042 common shares and preferred stock convertible into 543,315 and 514,877 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended September 30, 2010 and September 30, 2009, respectively.
     As of September 30, 2010 and 2009, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with SFAS No. 128, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation. After taking these undeclared and unpaid preferred dividends into account for the period, the net loss applicable to common stockholders for the nine and three months ended September 30, 2010 was $1,500,000 and $605,000, respectively.
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
Cumulative and undeclared dividends in arrears at September 30, 2010 were $360,000
Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2010 were $103,000
Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2010 were $1,561,000
Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2010 were $380,000
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
     Issuance of Common Stock as Settlement of Debt
     During the quarter ending September 30, 2010, CCI issued 66,667 shares of restricted, unregistered common stock value at $0.15 per share using fair value for the settlement of debt totaling $10,000.
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
     Issuance of Common Stock and Warrants as Compensation
     During the quarter ending September 30, 2010, CCI issued warrants to a non-executive employee to purchase 2,000 shares of restricted, unregistered common stock at $0.03 per share. The warrants were valued at $34 and recorded the amount as a selling, general and administrative expense.
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
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the three months ended September 30, 2010 and 2009:

	2010	2009
Expected volatility	240%-319%	174%-207%
Expected term (years)	1.5	1.5
Risk-free interest rate	1.00%	1.00%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.15	$0.20-$0.09

Note 9. Derivative Liability
     In March 2010, as discussed in Note 7. the Company issued a note with a variable conversion feature. This resulted in the Company having an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that potentially may exceed the number of the Company’s total authorized common shares. Consequently, the Company is required to record a liability for the potential excess of shares over the authorized amount. The Company is required to revalue this liability no less than every quarter. The Company determined that the excess shares were related to warrants issued and outstanding as of March 31, 2010. Based upon the Financial Accounting Standards Board (FASB) guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. As a result, the Company recorded an initial liability of $313,000. The Company increased the liability and reduced additional paid in capital by $31,000 as a result of an additional derivative liability for new warrants. As of September 30, 2010, the Company remeasured this liability, and the Company reduced this liability to $106,000 and correspondingly recorded an unrealized benefit of $238,000. Also included in the derivative liability balance at September 30, 2010 is $55,000 from a note discounted as described in Note 7. As a result, the derivative liability has a balance of $161,000 as September 30, 2010.
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
     Wildman, Harrold, Allen & Dixon LLP. In November 2009, Wildman, Harrold, Allen & Dixon LLP. (“Wildman”) filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2009-L-013902). Wildman alleged that the Company failed to pay for legal services in the amount of $41,407. In January 2010, the Company entered into a Confession of Judgment and a payment plan with Wildman. The payment plan provides for an initial payment of $5,000 in January 2010, two payments of $1,500 each in February and March 2010, two payments of $2,500 each in April and May 2010, two payments of $4,000 each in June and July 2010, one payment of $10,203 in August 2010 and a final payment of $10,203 in September 2010. As of November 12, 2010, the Company has made all of the required payments.
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
Three Months Ended September 30, 2010 as compared to Three Months Ended September 30, 2009
Revenue
     Revenues for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 increased $3,000, or 60%, from $5,000 to $8,000. This increase was primarily the result of a sale of preservative for use with the SoftPAP cervical collection device.

Costs and Expenses
     Cost of Revenues
     Cost of revenues for the quarter ended September 30, 2010 was $1,000. There was no cost of revenues for the quarter ended September 30, 2009 since we had no sales of our SoftPAP product during the quarter.
     Research and Development
     For the three months ended September 30, 2010, our research and development (“R&D”) expenses were $83,000, a $4,000 or 5% decrease from R&D expenses of $87,000 for the same period in 2009. This $4,000 decrease related to a reduction in payroll expenses.
     R&D expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at CCI’s Chicago facility.
     Selling, General and Administrative
     For the three months ended September 30, 2010, selling, general and administrative expenses (“SG&A”) were $495,000, a decrease of $30,000 or 6%, from SG&A expenses of $525,000 for the same period in 2009. Of this $32,000 decrease, insurance expense decreased $14,000, director fees decreased $5,000, travel expenses decrease by $7,000, franchise taxes decreased $2,000, rent expense decreased $2,000 and marketing expenses decreased $2,000. These decreases were partially offset by an increase in professional fees of $37,000 offset by a decrease of $71,000 due to a trade debt settlement, an increase of $21,000 in payroll related expenses and printing expense increased $15,000.
Other Income (Expense)
     Interest expense was $23,000 for the three months ended September 30, 2010, an increase of $20,000, from interest expense of $3,000 for the same period in 2009.
     During the three months ended September 30, 2010, CCI recorded a non-cash benefit of $56,000 resulting from the remeasurement of the derivative liability as described in Note 9 to the financial statements.
Net Loss
     The net loss for the three month period ended September 30, 2010 totaled $538,000, as compared with $610,000 for the same period in 2009, a decrease of $72,000 or 12%. This decrease resulted from reductions in R&D and SG&A expenses due to the Company having insufficient funds to complete its business plans, partially offset by the non-cash benefit resulting from the remeasurement of the derivative liability.
     The net loss per common share for each of the three month periods ended September 30, 2010 and September 30, 2009 was $0.01 per share on 45,477,839 and 42,173,810 weighted average common shares outstanding, respectively.
Nine Months Ended September 30, 2010 as compared to Nine Months Ended September 30, 2009
Revenue
     Revenues for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 decreased $4,000, or 14%, from $28,000 to $24,000. This decrease was the result of a reduction in revenue from the licensing fees for our slide-based installed systems, partially offset by the sale of preservative for use with our SoftPAP cervical collection devise.
Costs and Expenses
     Cost of Revenues

     Cost of revenues for the nine months ended September 30, 2010 was $1,000 as compared to $6,000 for the same period in 2009, a decrease of $5,000 or 83%.
     Research and Development
     For the nine months ended September 30, 2010, our research and development (“R&D”) expenses were $213,000, an $87,000 or 29% decrease from R&D expenses of $300,000 for the same period in 2009. Of this $87,000 decrease, $82,000 related to a reduction in payroll expenses and $5,000 related to reductions in other costs.
     R&D expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at CCI’s Chicago facility.
     Selling, General and Administrative
     For the nine months ended September 30, 2010, selling, general and administrative expenses (“SG&A”) were $1,297,000, a decrease of $1,084,000 or 46%, from SG&A expenses of $2,381,000 for the same period in 2009. Of this $1,084,000 decrease, director fees decreased $335,000, payroll related expenses decreased $172,000 due in part to the reversal of a $125,000 accrual, professional fees decreased $279,000 in addition to a trade debt settlement of $71,000, printing expense decreased $19,000, franchise taxes decreased $73,000, travel expense decreased $35,000, rent expense decreased $16,000, transfer agent fees decreased $8,000, marketing expenses decreased $26,000, insurance expense decreased $44,000 and investor relations expenses decreased $35,000. These decreases were partially offset by an increase in depreciation expense of $15,000, an increase in financing costs of $9,000 and increases in other costs of $5,000.
Other Income (Expense)
     Interest expense was $52,000 for the nine months ended September 30, 2010, an increase of $23,000, from interest expense of $29,000 for the same period in 2009.
     During the nine months ended September 30, 2010, CCI recorded a non-cash benefit of $238,000 resulting from the remeasurement of the derivative liability as described in Note 9 to the financial statements, and $41,000 from the amortization of debt discount.
     During the six months ended June 30, 2009, the Company recorded a non-cash charge of $948,000 to reflect a preliminary legal settlement.
Net Loss
          The net loss for the nine month period ended September 30, 2010 totaled $1,301,000, as compared with $3,636,000 for the same period in 2009, a decrease of $2, 335,000 or 64%. Of this decrease, $948,000 resulted from a non-cash charge for a legal settlement and reductions in R&D and SG&A expenses due to the Company having insufficient funds to complete its business plans, partially offset by the non-cash benefit resulting from the remeasurement of the derivative liability.
          The net loss per common share for each of the nine month periods ended September 30, 2010 and September 30, 2009 was $0.03 and $0.09 per share on 44,939,579 and 41,925,232 weighted average common shares outstanding, respectively.
Liquidity and Capital Resources
     To date, the Company’s capital resources and liquidity have been generated primarily from investments by individual and institutional investors.
     Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. CCI has provided operating funds for the business since its inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. In order to generate cash in the next twelve months, the Company will be required to make additional private offerings of debt or equity, or discount its product in order to generate sales to support the operations of the business until some or all of our products are successfully marketed. We used $881,000 for the nine months ended September 30, 2010 in operating activities. During the nine months ending September 30, 2010, approximately $213,000 was spent on R&D and approximately $1,297,000 was spent on SG&A functions.
     During the nine months ended September 30, 2010, the Company invested $36,000 for the purchase of a license. CCI is obligated to make additional payments for this license totaling $64,000. The Company has no other material commitments at this time for capital expenditures during the remainder of the 2010 fiscal year.
     We were able to raise proceeds of $923,000 through advances from related parties totaling $798,000 and the issuance of a $75,000 convertible note payable and the sale of 500,000 shares of restricted, unregistered common stock for $50,000 during the nine months ended September 30, 2010. The proceeds were used to satisfy certain present and past obligations. At September 30, 2010, the Company had $6,000 on hand. At September 30, 2010, the Company’s cash balance was not sufficient to fund its operations.
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
     As of September 30, 2010, we had total debt of $199,000, of which $111,000 bears interest at fixed interest rates and $34,000 bears interest at a variable rate. As of September 30, 2010, we had approximately $6,000 of cash, cash equivalents or short-term investments. Due to the nature of our short-term investments and our lack of material long-term debt, we do not believe that we currently face any material interest risk exposure.
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

Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Wildman, Harrold, Allen & Dixon LLP. In November 2009, Wildman, Harrold, Allen & Dixon LLP. (“Wildman”) filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2009-L-013902). Wildman alleged that the Company failed to pay for legal services in the amount of $41,407. In January 2010, the Company entered into a Confession of Judgment and a payment plan with Wildman. The payment plan provides for an initial payment of $5,000 in January 2010, two payments of $1,500 each in February and March 2010, two payments of $2,500 each in April and May 2010, two payments of $4,000 each in June and July 2010, one payment of $10,203 in August 2010 and a final payment of $10,203 in September 2010. As of November 12, 2010, the Company has made all of the required payments.
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

Item 1A. Risk Factors.
     During the first nine months of 2010, there were no material changes to the Company’s risk factors as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC. The discussion of the risks facing the Company appears in Item 1A under the caption “Risk Factors.”
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
     Issuance of Common Stock as Settlement of Debt
     During the quarter ending September 30, 2010, CCI issued 66,667 shares of restricted, unregistered common stock value at $0.15 per share using fair value for the settlement of debt totaling $10,000.
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
     Issuance of Common Stock and Warrants as Compensation
     During the quarter ending September 30, 2010, CCI issued warrants to a non-executive employee to purchase 2,000 shares of restricted, unregistered common stock at $0.03 per share. The warrants were valued at $34 and recorded the amount as a selling, general and administrative expense.
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
Company Repurchases of Securities
     During the nine months ended September 30, 2010, neither the Company nor any affiliated purchaser of the Company purchased equity securities of CCI.
Item 3. Defaults upon Senior Securities
     As of September 30, 2010, CCI had failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note.
     The note requires the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that CCI would be able to cure any event of default if, or when, the holder provides the required written notice. CCI has not received any written declarations of default from holders of remaining outstanding notes payable during the nine months ended September 30, 2010.
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

Date: November 19, 2010

EXHIBIT INDEX

Exhibit
Number	Description

31	Section 302 certification by principal executive and chief financial officer.

32	Section 906 certification by principal executive and chief financial officer.