Form 10-K
period 2010-12-31
CytoCore Inc
filed 2011-04-14
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ____ No ___ (not required)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the Company was $4,439,379, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $0.12 as reported on the Over-the-Counter Bulletin Board on June 30, 2010. Shares of common stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.
     The number of shares of common stock outstanding as of April 8, 2011 was 51,407,709.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CYTOCORE, INC.
Annual Report on Form 10-K
December 31, 2010

PART I
Item 1. Business
Cautionary Statement Regarding Forward-Looking Statements
     This report contains ''forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ''Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ''Exchange Act’’). All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as ''may,’’ ''will,’’ ''expects,’’ ''intends,’’ ''plans,’’ ''projects,’’ ''estimates,’’ ''anticipates,’’ or ''believes’’ or the negative thereof or any variation there on or similar terminology or expressions. These forward-looking statements are based on beliefs of our management as well as current expectations, projections and information currently available to the Company and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. Certain of these risks are described more fully under the caption “Risk Factors” herein and include, but are not limited to, our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors and any statements of assumptions underlying any of the foregoing. Should one or more of such risks or uncertainties materialize or should underlying expectations, projections or assumptions prove incorrect, actual results may differ materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.
Overview
     CytoCore, Inc. (“CCI”, “Cytocore”, the “Company”, “we”, or “us”), formerly Molecular Diagnostics, Inc., is developing, and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. We plan that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.
     Currently our only product is the SoftPAP cell collection device that is intended to replace the spatula and brush currently used to collect cervical cytology samples. SoftPAP® constitutes one of the cell collection components of our CytoCore Solutions System. We are also licensed to sell the PadKit®, another sample collection device directed at ensuring female reproductive tract health, and a cell preservative developed for cytological applications by Cell Solutions LLC. CCI intends to market and sell the SoftPAP and PadKit devices along with this preservative worldwide. The other components of the CytoCore Solutions System include certain biochemical assays and slide-based tests, our next generation specialized system for computer-assisted cytology — the Automated Image Proteomic Systems or AIPS™ — and a drug delivery system.
     We believe the CytoCore Solutions System will provide better detection and diagnosis of cancer and cancer-related diseases through improved specimen quality and accuracy of test results, both in terms of a lower incidence of false negatives and fewer inadequate collections of samples. We also believe the system will expand the number of women who can be tested, thereby increasing detection and diagnosis rates.

Background
     We were incorporated in Delaware in December 1998 as the successor to Bell National Corporation, a company incorporated in California in 1958. In December 1998, Bell National, which was then a shell corporation, acquired InPath, LLC, a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, the acquisition was treated as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for Securities and Exchange Commission filing purposes. Bell National merged into Ampersand Medical Corporation, its wholly-owned subsidiary, in May 1999 in order to change the state of incorporation of the company to Delaware.
     In September 2001, we acquired 100% of the outstanding stock of AccuMed International, Inc. by means of a merger of AccuMed into a wholly-owned subsidiary of the Company. Shortly after the AccuMed merger we changed our corporate name to Molecular Diagnostics, Inc. The name change was effected by the merger of our wholly-owned subsidiary, Molecular Diagnostics, Inc., with and into Ampersand. In 2006, our shareholders approved a proposal to change the Company’s name from Molecular Diagnostics, Inc. to CytoCore, Inc., which change was effected in Delaware in June 2006. Except where the context requires or as otherwise noted, “CCI,” the “Company,” “we” and “our” refers to CytoCore, Inc. and our subsidiaries and predecessors.
Recent Developments
     During 2010 and 2011 to date, our operations were severely restricted by our lack of working capital. We have maintained minimal operations. Due to this restriction, we have not been able to hire marketing and sales personnel or accelerate our research and development activities. If we are unable to raise additional capital, we may be forced to cease operations.
Information About Industry Segments
     We operate in one industry segment involving medical screening devices, diagnostics, and supplies. All of our operations during the reporting period were conducted and managed within this segment, with a single management team that reports directly to our Chief Executive Officer. For information on revenues, profit or loss and total assets, among other financial data, attributable to our operations, see the consolidated financial statements included herein.
Description of Business
     We develop, manufacture and plan to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. We plan that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.
     Total revenue for the years ended December 31, 2010 and 2009 were $30,000 and $44,000, respectively. Of this total revenue, license fees accounted for $29,000, or 97%, of our revenue in 2010 and $40,000, or 90%, of our revenue in 2009. Sales of our SoftPap® product accounted for revenue of $1,000, or 3%, of our revenue in 2010 and $4,000, or 10%, of our revenue in 2009.
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
               SoftPAP®
          We currently manufacture and sell the SoftPAP® device for the collection of cervical cell samples that are used in the detection of cervical dysplasia, cancer and human papillomavirus (“HPV”) infections. We believe that SoftPAP, which has been cleared by the Food and Drug Administration (‘FDA”) for sale in the United States and which is CE Marked for international distribution, is positioned as a premium value-added alternative to the spatula, broom and brush-style devices that have traditionally been used for these purposes. Unlike these traditional devices, SoftPAP collects only exfoliated cells and does not scrape, cut or abrade the cervix. This unique sample collection method has been shown in clinical trials to reduce the frequency of false negative and false positive results when the sample is evaluated by cytological methods to detect the presence of dysplasia and cancer. A reduction in the false negative rate means that a greater percentage of patients who have cervical dysplasia, cancer or similar abnormalities are detected during cervical cancer screening (Pap testing) and can, therefore, be treated. A reduced false positive rate means that fewer patients are falsely identified as having cervical dysplasia or cancer, thus sparing these patients the unnecessary stress, discomfort and expense of the additional testing needed to verify that dysplasia or cancer is actually present. In addition, women have reported that having a cervical sample taken using SoftPAP is more comfortable than when a traditional device is used. Variants of SoftPAP are also being designed for the collection of exfoliated cell samples from tissues other than the cervix.
          PadKit®
          PadKit® is a low cost device that captures a sample that can be evaluated to provide an assessment of the health of the entire female genital tract. We have obtained an exclusive license to sell PadKit for the collection of cellular samples that can be screened for a variety of gynecological cancers (including cervical, endometrial, and ovarian), and for the collection of gynecological samples to be tested for the presence of HPV. In the future, we may obtain licenses to sell PadKit for additional indications such as the collection of samples for sexually transmitted disease (“STD”) testing. PadKit addresses a number of market niches and segments that are not addressed effectively by SoftPAP or traditional gynecological sampling devices. CCI believes that PadKit thus complements SoftPAP in the CytoCore Solutions family of products. PadKit is designed to eliminate the need for assistance from a medical professional when collecting gynecological samples for many screening applications. We believe that this feature, in addition to the range of tests that can be performed on a PadKit sample and PadKit’s low cost, makes PadKit particularly attractive for use in large scale public health screening programs. We are also evaluating the use of PadKit in an internet-based fee-for-service testing program outside of the United States. Additional uses, such as providing a simple and rapid means of monitoring patients who have had an abnormal Pap test or who are undergoing treatment for a gynecological cancer, are also being explored.
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
               Cell Preservative
          We have reached an agreement with Synermed Select Partners, Inc. (“Synermed”) under which we will package and market their cell preservative with our SoftPAP and PadKit cell collection devices. We selected this preservative for inclusion in convenience kits due to both its technical performance and because slides can be prepared manually from cells in this preservative, thus avoiding the high equipment and supply costs incurred when using competing methods. We believe that this methodology provides a cost effective means for laboratories to transition from smears to high quality LBPs. We intend to introduce convenience kits containing the SoftPAP and the preservative in the European Union to address the demand for LBPs in that part of the world. We expect that distribution of such manual kits will then be expanded by region. In parallel, We plan to introduce a cytocentrifuge-based slide preparation system for use in low volume laboratories and to collaborate with Cell Solutions, an affiliate of Synermed, on selling the Cell Solutions automated slide preparation system to high volume laboratories in these countries. Unlike the rest of the world, where this preservative is already approved for use, it is approved only as a general cytology preservative in the United States and requires additional FDA approval before it can be sold for use in specific applications such as cervical cytology. CCI and Cell Solutions have agreed to collaborate on obtaining the necessary FDA approval. We are also working with the manufacturer of PadKit to validate the preservative for this application, where CCI believes its superior ability to process bloody samples is of particular relevance. An independent clinical trial of PadKit in combination with the preservative has recently been initiated by the UCLA School of Nursing.
               Stains and Reagents
          Once a cytology specimen has been deposited onto a microscope slide, it is stained in order to assist the cytologist in detecting and identifying the various features of the deposited cells that are relevant to determining whether the cells are normal, dysplastic or cancerous. We are developing several proprietary stains for use in cervical cytology and other screening applications. These stains are designed for automated evaluation using the AIPS Imager (see below), but some may also be evaluated visually or using a flow cytometer. We are presently designing clinical studies to validate certain of these stains for use in cervical cytology as well as for use in other cytological assays. We believe that an added benefit of the CCI proprietary stains is that after the specimen has been evaluated using these stains, it can be counterstained with Pap stain for conventional confirmation and archiving.
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
          In 1994 AccuMed, a corporate predecessor to CytoCore, introduced the AcCell™ computer-assisted cytology workstation. AcCell provided a means to assist the cytologist by automatically capturing the information relevant to screening cytology specimens in electronic form, managing the captured information, and automatically generating the necessary specimen, regulatory and operational reports. The benefits of this approach were clearly demonstrated in several cytology laboratories where installation of the AcCell system reduced operating costs, eliminated transcription errors, and reduced the time needed to generate a reportable result.
               AIPS™ Workstation
          The AIPS™ Workstation is an updated and improved version of the AcCell Workstation. Like the AcCell, the AIPS Workstation is intended to reduce operating costs and improve operating efficiency in the cytology laboratory. Among the improvements and new features incorporated in the AIPS Workstation are a more efficient user interface, improved data management, workflow management and communications capabilities, and new features such as image capture, audio dictation, a “consult” mode, and support for continuing education and proficiency testing. In keeping with the AcCell tradition, patented context-sensitive software allows these capabilities to be provided in an unobtrusive manner that permits the cytologist to concentrate on evaluating specimens rather than on operating the instrument.
          We believe that the AIPS Workstation hardware also incorporates several major advances over the AcCell, competing “computerized microscope” systems, and conventional cytology microscopes. “Fly-by-wire” technology, for example, allows the user to switch seamlessly between manual and computer-controlled specimen positioning and focusing and makes possible many of the improvements in system ergonomics. This is important as it has been documented that the poor ergonomics of conventional cytology microscopes are responsible for causing many cytologists to leave the field due to carpal tunnel syndrome and related medical problems. The AIPS Workstation is expressly designed to address the root causes of many of these ergonomic problems and is, therefore, expected to improve the retention of trained cytologists, who are in increasingly short supply, by the laboratory. Unlike the AcCell and other computerized microscopes, the AIPS Workstation does not require an external PC for operation. Instead, all necessary computing power is embedded within the workstation frame. This provides multiple benefits ranging from eliminating a considerable quantity of equipment from a cytologist’s typically cramped work area to facilitating the periodic equipment validations that laboratories are required to perform.
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
               AIPS™ Imager
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
          Although the evaluation of cervical cytology specimens by automated image analysis can be traced back to the 1940s and a number of capable systems have been developed, the FDA has not to date approved any automated image analysis system to “diagnose”, or classify as normal or abnormal, cervical cytology specimens without human intervention. The FDA has, however, approved several systems including the AccuMed TracCell™ for use in “mapping” or “location-guided screening”. In these systems, image analysis is used to identify potentially abnormal cells which are then presented to a cytologist for classification. This approach, which has been shown to reduce the time required to differentiate between normal and abnormal specimens, is starting to be adopted by high volume laboratories, but is presently too expensive for most laboratories. We believe that our imager will be marketable at a price that will be affordable for most laboratories.
          The AIPS™ Imager is an advanced version of the AccuMed TracCell location-guided cytology screening system that has been optimized for use with the proprietary CCI stains described above. As these stains are designed to be more effective in highlighting the cellular abnormalities associated with cancer and precancerous conditions than the traditional Pap stain used in conjunction with other automated cytology screening instruments, the AIPS Imager is expected to deliver superior performance when used in cytological screening applications. The AIPS Imager is intended to work in conjunction with the AIPS Workstation. When a specimen slide is evaluated by the AIPS Imager, the locations on the slide of any potentially abnormal cells are recorded to a data file. The slide is then transmitted to an AIPS Workstation where the data file guides the workstation to present each of the potentially abnormal cells detected to the cytologist for classification.
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
          Therapeutics
          We have placed the development of a derivative of the SoftPAP cell collection device that can be used to apply a patch containing a therapeutic agent to the cervix on hold pending the availability of the necessary resources. We are planning to develop and market this applicator, as well as patches containing established therapeutic agents, at some future date in collaboration with a pharmaceutical or transdermal patch manufacturer.
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
          In the future, we anticipate expanding our portfolio to include other cytological assays and tests, tests for STDs, including HPV, and other markers of vaginal health, and medicinal products related to the treatment of diseases of the female reproductive system. The CytoCore product pipeline for 2011 calls for the introduction of PadKit, an improved cytology preservative for use with SoftPAP and PadKit, and possibly a novel cytological stain. In 2012, we expect to introduce the AIPS Workstation and to introduce the AIPS Imager with assay reagents for the location-guided screening of cervical cancer specimens in 2013. Reagents for use in the automated screening for additional conditions such as endometrial and bladder cancer are expected to be introduced in late 2014.
     Markets and Marketing Objectives
          Diagnostic Focus
          Our immediate chief objective is to achieve broad market acceptance of the SoftPAP collection device and the CytoCore Solutions System as a new screening and diagnostic tool for cervical cancer screening, offering an alternative to the current Pap test methods. It is estimated that there are approximately 60 million annual Pap tests given in the United States. Worldwide, approximately 180 million tests are given and approximately 1.5 to 1.8 billion women require annual Pap testing. Many studies have shown that between 70 and 80% of a person’s entire healthcare expenditures over their whole life occur in the last four to six months of life. As a result, more and more attention is being given to the early detection of a disease or condition. Bio-molecular screening, diagnostic, and treatment products consequently are being developed to detect disease states early so they can be dealt with before they become life threatening and expensive to treat. We are designing and developing its products to satisfy this paradigm shift and focus more on diagnostic methods and tools for early detection.
          Point of Care for All Populations
          We also believe we are well positioned to capitalize on trends affecting the world’s population. The female population of the world is approximately 3 billion, of which 2 billion fall in the range where reproductive healthcare monitoring is necessary and effective. This group falls into two sub-groups: (1) females in the United States and other countries where healthcare is available to most, and where healthcare is more or less effective (estimated at between 300 and 400 million women), and (2) the remainder of the female world population, where healthcare is limited or non-existent. We believe our products can address the needs of both of these groups, since the principal requirements for both groups — minimal cost, near point-of-care delivery, ease of use, and reduced reliance on highly-trained and skilled professionals — are the same. We are developing our initial products to serve the needs of females in developed nations and economies, but anticipate subsequent deployment of such products to less well-developed countries.
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
          Sales and Distribution
          The SoftPAP has initially been targeted to the premium segment of the cervical cytology sampling market. This premium segment comprises almost the entire cervical sampling market except for public health programs and research hospitals. We expect that the SoftPAP will be primarily delivered to these customers through local and regional distributors who specialize in the value-added OB/GYN market.
          In 2010, we engaged the services of Dr. Mauro Scimia as a sales representative. Dr. Scimia will be focusing upon developing markets for Company products in the European Union and surrounding regions and providing support to our distributors.
          In 2010, we entered into an agreement with Prosper Channel for the distribution of SoftPAP in China. We are presently working with Prosper Channel to register SoftPAP for sale in China and expect to receive this approval late in the second quarter or early in the third quarter of 2011.
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
          We plan to sell cell preservatives in combination with the SoftPap product only. The corresponding PadKit marketing strategy is being developed, but it is currently anticipated to be based upon convenience kits containing PadKit and the preservative.
          Many countries in which healthcare has been partially or fully nationalized utilize a “tender system” in which contracts to supply a specified quantity of a product for a specified period of time are periodically made available for bidding. CCI is taking the steps necessary to become qualified to bid on tender offers in selected countries.
          Government Regulation, Clinical Studies and Regulatory Strategy
          The development, manufacture, sale, and distribution of medical devices are subject to extensive governmental regulation worldwide. In the United States our products are regulated under the Medical Device Amendments to the Food, Drug and Cosmetic Act (the “FD&C Act”) and cannot be sold, shipped or promoted in interstate commerce without prior authorization by the FDA. In the European Union, medical devices are regulated under the Medical Device, In-Vitro Device and other Directives that require that each product be CE Marked to show that it conforms to all of the requirements of the applicable Directive(s) before it can be imported into or sold in the EU. The regulatory systems in other major markets such as China and South America have been undergoing substantial changes and now in many respects resemble the system in the EU. In particular, the CE Mark is now accepted or required in essentially all significant markets other than the US. In addition to having to obtain the appropriate regulatory approvals, the Company is also required to register its products with the National Health Authority in any country in which it expects to do business; may have its quality and manufacturing systems inspected and/or audited by representatives of various National Health Authorities; and may have to conform to additional regulations imposed by individual countries.
          Under these regulations, we are subject to certain registration, record-keeping and reporting requirements; our manufacturing facilities, or those of our strategic partners, may be obligated to conform to specified quality standards, this compliance being subject to audits and inspections; and we are subject to national, state and local laws relating to such matters as safe working conditions, manufacturing practices and environmental protection. Failure to comply with these regulations could have a material adverse effect on our future operations and may impose additional costs and risks.
          In the US, the FD&C Act generally bars selling, advertising, promoting, or other marketing of medical devices that have not been authorized (approved or cleared) by the FDA. The promotion or sale of medical devices for non-approved or “off-label” uses is prohibited. The FDA also regulates the design and manufacture of medical devices. These regulations have been largely, but not completely harmonized with the ISO quality system standards for medical devices that are used for similar purposes in most other countries. This incomplete harmonization requires us to maintain two separate, but equal quality systems and increases the cost of regulatory compliance. The FDA and the corresponding regulatory agencies in other countries may withdraw product clearances or approvals for failure to comply with these regulatory standards and may impose additional sanctions.
          In the US most low to moderate risk medical devices that have legally marketed predicates receive “clearance” to market through a process described in Section 510(k) of the FD&C Act. In order to receive clearance under this so-called 510(k) process, a product must be shown to be “substantially equivalent” to an appropriate legally marketed “predicate device”. High risk devices and devices that do not have a predicate require “approval” via a PMA submission in which de-novo demonstration of the safety and efficacy must be established. Changes to a product, its intended use, and/or its labeling often require the submission of another 510(k) or PMA application. Obtaining approval to market via the PMA process takes substantially longer and is far more expensive than obtaining clearance to market via the 510(k) notification process.
          The e2 Collector, which is the predecessor to the SoftPAP collector, was cleared for marketing by the FDA on May 31, 2002 and the SoftPAP collector received FDA clearance on January 31, 2008. Although most future Company products are expected to qualify for premarket clearance via the 510(k) process, some future products may require PMA approval.
          In 2010 the FDA began a major review of the 510(k) process, which has resulted in the announcement of a relatively small number of administrative changes. It is expected that substantive changes, if any, will be announced during the last half of 2011 or during 2012. Some of the proposed changes that are currently under consideration have the potential to substantially increase the time and cost involved in obtaining marketing clearance via the 510(k) process.
          In the US we are subject to various federal and state laws pertaining to healthcare fraud and abuse, including federal and state anti-kickback laws and the federal Foreign Corrupt Practices Act, make it illegal for an entity to solicit, offer, receive or pay remuneration or anything of value in exchange for, or to induce, the referral of business or the purchasing, leasing or ordering of any item or service paid for by Medicare, Medicaid or certain other federal healthcare programs. These statutes have been broadly defined to prohibit a wide array of practices, and our activities may subject the company and its partners to scrutiny under such laws. Violations may be punishable by criminal and/or civil sanctions, including fines, as well as the exclusion from participation in government-funded healthcare programs. Laws pertaining to these and related matters also exist in other countries.
          Each country has historically imposed its own unique regulations on medical products. In recent years, however, there has been a trend toward the harmonization of these regulations resulting in greater consistency between countries. This has resulted in a large and growing number of countries (over 70 as of this writing) adopting the CE Mark as a central element of their regulatory process for medical devices. The US is the only major country that has not adopted the CE Mark. In order for a product to be CE Marked, the manufacturer must demonstrate to the satisfaction of the regulatory authorities that the product is safe and effective (conforms to the “Essential Requirements” for that class of product) and that it is manufactured in accordance with specified quality standards. In most countries the CE Mark is a pre-condition for medical device registration and in some places such as the EU, is mandatory in order for a product to be imported into or sold within the country or region. Failure to comply with the regulations pertaining to CE Marking can result in product seizures and other sanctions.
          The SoftPAP collector and the preservative are CE Marked to the Medical Device Directive and the In-Vitro Device Directive, respectively. As our products are intended to be marketed globally, we expect that all future products will be CE Marked to the applicable Directives and standards. The CE Mark for a product must be renewed every five years and will generally also require renewal if the requirements imposed by these Directives and standards change. This renewal increases the cost of regulatory compliance. In addition, the specific quality system requirements imposed upon a product are determined by the risk category into which the product is assigned by the applicable Directives. All of our current and planned products are presently considered to be low risk devices and are assigned to Class I which imposes the lowest level of quality system requirements. If a new Company product falls within or a current is reclassified into a higher risk category, we will be required to register our quality system to ISO 13485 in order to maintain the CE Mark on the affected product(s). Our quality system presently conforms to the requirements of ISO 13485, but we have not been formally registered to this standard. Registering a quality system to ISO 13485 and maintaining this registration will substantially increase the costs of regulatory compliance.
          Several voluntary systems such as GS-1/GTIN, GMDA and EDMA for the identification of medical devices are presently in use in various parts of the world. The Global Harmonization Taskforce (GHTF), which is comprised of representatives from major medical device regulatory agencies such as the FDA, is in the process of developing a single unified medical device identification system that, when it goes into effect, will be mandatory worldwide. Current proposals combine various portions of the existing voluntary codes in order to construct the new unified identifiers which would then be required to be registered with a central repository. We are well positioned to comply with the currently proposed form of this new regulation as we have both company and product specific GS-1/GTIN codes as well as product specific GMDA and EDMA for our current products and has the mechanisms in place to obtain additional such codes in the future. The proposed regulations include user fees that will increase our cost of regulatory compliance.
          We are also required to comply with certain environmental regulations with respect to products that are sold in the EU. One of these regulations is the Directive on Packaging and Packaging Wastes that mandates the minimization of packaging; restricts the use of certain packaging materials; and imposes requirements, including possible “take-back” provisions, with respect to the recycling of packaging materials. All current Company products comply with the requirements of this Directive. At present, we comply with the recycling portions of this Directive by ensuring that all packaging materials are compatible with recycling programs that are in place in the EU. However, in the future we may be required to take a more active role in the recycling of certain types of products including possibly “taking back” and recycling of laboratory instruments. Implementing a complaint take-back program will increase our operating and regulatory compliance costs.
          In the EU electronic products, including clinical laboratory instruments such as the AIPS Imager and Workstation, are required to comply with two environmental Directives, one of which requires that the manufacturer “take back” and recycle the electronic portions of these instruments and the other (the so-called RoHS Directive) of which restricts the presence of certain materials in electronic products. We comply with the RoHS Directive by requiring our suppliers to use only RoHS complaint materials in the construction of our products. Upon commencement of instrument sales in the EU, if ever, we expect that we will be required to comply with the take-back requirements by contracting with an established electronic waste recycler in the EU. Such contracts will increase our operating costs.
          The “REACH” regulation, which requires the registration of all chemical products produced in or imported into the EU is presently in its implementation phase. The long term impact of this extremely complex multi-level regulation on the Company is unknown at present, but is anticipated to be minimal in the near term as our sales of chemical products (stains, preservative, etc.) are and are expected to continue to be at less than the threshold levels for registration and reporting. An increase in sales of such products above currently forecast levels and/or a reduction in the applicable thresholds could potentially result in significant costs to the Company.
          Data from clinical trials and studies is often required in regulatory submissions and is highly desirable for use in product marketing activities. In general, at least one trial or study is necessary for each new product and additional studies or trials are needed to support new or modified indications for use and new marketing claims.
          Each medical device is required to have an expiration date beyond which it may no longer be used. This expiration date is generally set very conservatively at the time of product introduction and may then be extended if warranted and supported by “realtime” data. Since SoftPAP was introduced, we have been collecting product life data from the field and has been conducting internal “stability tests”. The field and laboratory data collected to date suggests that the expiration dating for SoftPAP can be extended by at least 50% and potentially more than 100% over its original duration. We are initiating a clinical study, which is expected to be completed by the end of the second quarter of 2011, to validate these observations and to determine whether, and by what amount, SoftPAP expiration dating can be extended..
          SoftPAP has FDA clearance and is CE Marked for the collection of samples for use in cervical cancer screening. At the time that these approvals were obtained, the accepted standard of clinical practice was to perform the initial screening by cytology and to use a HPV test to confirm and further classify any abnormal cytological results that were obtained. Recently several countries, most notably certain countries in the EU, have revised, or have begun revising their accepted practice such that the initial screening is now to be performed using a HPV test with reflex to cytological testing for confirmation and diagnosis of a positive HPV result. This change in use does not affect the approvals presently held by SoftPAP, but a new clinical study based upon this revision to clinical practice is needed for marketing purposes. The necessary study protocol has been prepared and discussions with potential clinical sites are in progress. It is presently anticipated that this study will be completed by no later than the first quarter of 2012. This same study will also provide additional validation data for the use of our preservative with SoftPAP and an independent test of one of the proprietary cytology stains that we are developing.
          Several additional clinical trials and studies are planned, but will not be initiated until we can obtain sufficient additional financial and operating resources. The largest of these planned studies and trials is a formal clinical trial of PadKit in conjunction with our preservative for the self-collection of samples for cytology and HPV testing in both the primary and reflex modes. Other planned studies and trials include, but are not limited to, validation of certain stains and markers for use with the AIPS Imager, obtaining additional indications for use for SoftPAP and PadKit, and field validation of the AIPS Workstation.
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
          Our ability to successfully commercialize the CytoCore Solutions System and future products will depend, in part, on the extent to which coverage and reimbursement for such products will be available from third-party payers in the United States such as Medicare, Medicaid, health maintenance organizations and health insurers, and other public and private payers in foreign jurisdictions. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. In some countries, our ability to commercialize products will also depend upon us becoming a qualified bidder on the tender offers issued by the National Healthcare Authority. If we succeed in bringing products to the market, we cannot be assured that third-party payers will pay for such products or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., competitive bidding for clinical laboratory services within the Medicare program, so-called “pay-for-performance” programs implemented by various public and private payers, etc.) that could potentially impact coverage and/or payment levels for current or future CytoCore products.
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
          Specifically, there are several companies whose technologies are similar, adjunctive to, or may overlap with ours. Of these companies, our primary competitors are Rovers and Wallach in the area of cell collection devices and Cytyc and TriPath Imaging in specimen preparation and the automated morphological screening of these specimens. None of these companies offer a complete system comparable to CytoCore Solutions. In addition, both the Cytyc and TriPath systems are “closed” and are focused exclusively on the cervical cytology market whereas CytoCore offers an “open” system that is intended to address most of the 100+ types cytology tests that are currently performed. Indirect competitors are largely companies such as Qiagen and Greiner that offer HPV tests for use in cervical cancer screening. Our sample collection devices are suitable for use with these tests and our cytology products are adjunctive or complementary to them. Companies such as Ventana and Dako, which specialize in the preparation and evaluation of pathology, as opposed to cytology, specimens could potentially enter market segments of interest to CytoCore at some point in the future.
          Operations
          We conduct research and development work for the CytoCore Solutions System using a combination of our full-time and part-time employees, contract researchers and independent consultants in our Chicago, Illinois location. Where appropriate we also utilize the services of contract product development companies, but we retain the planning, management, QA/QC, validation and regulatory compliance portions of these projects in-house.
          We do not intend to invest capital to develop our own distribution and sales organizations, or construct and maintain a medical-products manufacturing facility and all its related quality systems requirements. Our strategy is to utilize the operations, quality systems and facilities of contract manufacturers specializing in medical products manufacturing to meet our current and future needs in the United States and abroad. This strategy covers manufacturing requirements related to the CytoCore Solutions System’s chemical components, plastic and silicone parts for the SoftPAP, and the instruments and other components of the AIPS workstation.
          To this end, we have agreements, including for design and development work, with contract manufacturers of medical devices to supply commercial quantities of the SoftPAP sample collection device. These manufacturers began delivering commercial product to us in 2007 and have the capacity to handle high volume production through facilities in both the United States and several foreign countries. All of our machinery and tooling is located at our suppliers.
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
          As of December 2010, we had filed 12 U.S. utility patent applications. Three of the U.S. utility applications have been issued as U.S. patents, two are pending, and seven have been abandoned. One Chinese patent had been issued and one European case has been abandoned. One U.S. and five foreign patent applications are filed and pending; in order to reduce the expenses related to patent prosecution, we are currently taking only those actions needed to keep them in effect. This group of patents and patent applications covers all aspects of the CytoCore Solutions System including, but not limited to, the point of service instrument, the personal and physicians’ collectors, and the slide-based test. As a result of the acquisition of AccuMed, we acquired 33 issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of 17 were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software were also acquired. We have recovered the AcCell-related patents and patent applications from the third party.
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
          Our products are or may be sold worldwide under trademarks that we consider to be important to our business. We own the trademarks SoftPAP, CytoCore™, CytoCore Solutions and Cocktail-CVX™. We may file additional U.S. and foreign trademark applications in the future.
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
          We believe research and development is critical to the success of our business strategy. During the 2010 and 2009 fiscal years, our research and development expenditures were approximately $275,000 and $372,000, respectively, all of which were charged to expense in our consolidated statement of operations. Settlements to vendors related to research and development activities for less than the recorded amounts totaled $64,000 and $457,000 for the fiscal years 2010 and 2009 respectively, and were credited to expenses.
          Our research work in the area of chemical and biological components is expected to continue for the foreseeable future as we seek to refine the current process and add additional capabilities to our analysis procedure, including the detection of other forms of cancer and precursors to cancer.
          We anticipate the need to invest a substantial amount of capital in the research and development process, including the cost of clinical trials, required to complete the development and use of the CytoCore Solutions System and bring it to market.
          Components and Raw Materials

          Low-cost products are a key component of our business strategy. We designed the SoftPAP collection device using widely available and inexpensive silicone and plastic materials. These materials are available from numerous sources and can be fabricated into finished devices by a variety of worldwide manufacturers based on our proprietary designs. Currently, we have manufactured through contract manufacturers the SoftPAP collection device in Wisconsin and China, with quality assurance occurring in our Chicago facility. These contract manufacturers have used our machinery and tooling.
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
          Working Capital Practices
          We have financed our U.S. operations and research and development efforts by raising funds through borrowing and the sale of equity securities. We will continue to use these methods to fund our operations until such time as we are able to generate adequate revenues and profits from the sale of some or all of our products.
          We believe that future sales of the CytoCore Solutions System or other products into foreign markets may result in collection periods that may be longer than those expected for domestic sales of these products. Our strategy will be to use down payments, letters of credit or other secured forms of payment, whenever possible, in sales of products in foreign markets.
          Employees
          As of April 4, 2011, we employed a total of six full-time employees. We also utilize independent consultants in the United States on an as-needed basis.
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
          During the fiscal year ended December 31, 2010, we did not have any foreign operations.

Item 1A.	Risk Factors
          You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our capital stock. The risks and uncertainties described below are not the only ones we face. Additional risks are described elsewhere in this report under the Item 1 — Business, Item 3 — Legal Proceedings, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation sections, among others.

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
Risks Related to Our Business
          We have a history of operating losses and there is substantial doubt as to our ability to continue as a going concern.
          Our expenses have exceeded our revenues since our inception, and our accumulated deficit at December 31, 2010 was $97,448,000. We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when, if ever, that sales of our products might occur. We estimate that we have sufficient cash on hand to fund our operations only until April 2011. Our losses have resulted from research and development costs, sales and marketing expenses and other general operating expenses. We expect to continue to devote resources to marketing, product development and other research and development activities and cannot predict when, if ever, that revenues will be sufficient to fund our operations. We, therefore, expect to continue to incur significant losses in the near future. Due to the substantial losses we have incurred and our current limited financial resources, our independent registered public accounting firm has noted in its report on our financial statements that these conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty. Moreover, the going concern explanatory paragraph may make obtaining additional financing more difficult or costly.
          We have limited financial resources and we are not certain we will be able to obtain additional financing to maintain operations and fund the development of future products.
          Our ability to continue operations depends upon our raising additional funds during 2011. We estimate that we have sufficient cash on hand to fund operations only until April 2011. Until such time as our products achieve market acceptance and generate sufficient revenues, we will continue raising funds for operating purposes primarily from the sale of Company securities. Lack of funding may affect our overall ability to operate our business, including the ability to employ adequate staff and conduct ongoing studies and clinical trials of our products. Failure to raise adequate capital to meet our business needs could materially jeopardize our financial condition, our ability to conduct business, and in the extreme case to discontinue operations and liquidate. There can be no assurance that we will be able to secure necessary funds.
          We currently depend on the sale of a single product and product line.
          We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when, if ever, sales of our products might occur. Only one shipment of product was made in 2010. In the foreseeable future, we expect to derive most of our revenues from the sale of the SoftPAP cell collection device, and the other components of the CytoCore Solutions System. Our net sales and earnings will, therefore, be heavily dependent on the sale of these products. If we are unable to successfully develop and commercialize such products as well as other new or improved products, our business, sales and profits will be materially impaired.
          Our future success will depend on our ability to develop new products and respond to technological changes in the markets in which we compete.
          Our long-term ability to generate product-related revenue will depend in part on our ability to identify products and product candidates that may utilize the different components of the CytoCore Solutions System, including our drug delivery system and slide-based tests. If internal efforts do not generate sufficient product candidates, we will need to identify third parties that wish to collaborate with us to develop new products and applications. Our ability to successfully pursue third-party relationships will depend in part on our ability to negotiate acceptable license and related agreements. Even if we are successful in establishing collaborative arrangements, they may never result in the successful development or commercialization of any product candidate or the generation of any sales or royalty revenues.

          In addition, the markets for our products and services are characterized by rapid technological developments and innovations. Our success will depend in large part on our ability to correctly identify emerging trends, enhance capabilities, and develop and manufacture new products quickly, in a cost-effective manner, and at competitive prices. The development of new and enhanced products is a complex and costly process. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce such new products and enhancements. Our choices for developing products may prove incorrect if customers do not adopt the products we develop or if the products ultimately prove to be medically or commercially unviable. Development schedules also may be adversely affected as the result of the discovery of performance problems. If we fail to timely develop and introduce competitive new products, our business, financial condition and results of operations would be adversely affected.
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
          Delays in receiving governmental approvals can be costly in terms of lost sales opportunities and increased clinical trial costs. The speed with which we complete such trials and receive approval will depend on several factors, many of which are beyond our control, including but not limited to, the rate of patient enrollment and retention, negative tests results, analysis of data obtained from testing activities and changes in regulatory policies. The FDA is in the early stages of a system level review that is widely expected to result in significant changes in the way that medical devices are regulated in the United States. Similarly, the European Union is in the later stages of revising the directives that apply to the regulation of medical devices in the EU, and other countries, particularly in Asia, are undertaking similar efforts.
          In 2008, we successfully completed a clinical trial for the SoftPAP collector and received both FDA clearance to market this device in the United States and the CE Mark that is required to market SoftPAP in the European Union. Future products will require additional clinical trials and filings for regulatory approval to market in the United States, European Union, and other jurisdictions. We cannot be certain that the results of these future trials will result in regulatory approval to market these products, or that approval, if granted, will not be limited to specific indications for use or product claims. Obtaining regulatory approval is expensive, time-consuming and uncertain, and is expected to become even more so as a consequence of legislative and regulatory changes and initiatives that have recently been initiated in the United States, European Union and other jurisdictions.
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
          Once a product gains regulatory approval, whether in the United States or abroad, the product remains subject to regulatory requirements, including adverse event reporting. Failure to comply with post-approval requirements can, among other things, result in warning letters, recalls, fines, injunctions and suspensions or revocations of marketing licenses. Any enforcement action, even if unsuccessful, would be time-consuming, expensive, and potentially damaging to our reputation.
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
          We expect that international sales will account for a significant portion of our future revenues in and believe international sales are a key element to our future success. As a result, we may be subject to the risks of doing business internationally, including:
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
          We compete in the highly competitive medical device and diagnostics marketplace and have several U.S. and foreign competitors, both publicly-traded and privately-held. Most of these companies have substantially greater financial, technical and research and development resources, established sales and marketing organizations and distribution networks, greater name recognition and longer-standing relationships with customers. Competitors with greater financial resources can be more aggressive in marketing campaigns, can survive sustained price reductions in order to gain market share, and can devote greater resources to support existing products and develop new products. Any period of sustained price reductions for our products would have a material adverse effect on the Company’s financial condition and results of operations. We may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on our financial condition and results of operations.

          It is also possible that competing products will emerge that may be superior in quality, effectiveness and performance and/or less expensive than our products, or that similar technologies may render our products obsolete or uncompetitive and prevent us from achieving or sustaining profitable operations. In addition, many of our competitors have significantly greater experience in conducting preclinical testing and clinical trials of products and obtaining regulatory approvals to market such products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly, which may give them an advantage in achieving market acceptance of their products.
          We may not be able to market our products.
          Our success and growth depend on the market acceptance of the SoftPAP collection device and the CytoCore Solutions System. We do not intend to maintain a direct sales force to market and sell our products. Therefore, in order to successfully market and sell our products, we must be able to negotiate profitable distribution, marketing and sales agreements with organizations that have direct sales forces calling on domestic and foreign market participants that may use our products. We would not have the ability to control any such third party distributors and such third parties may focus resources on other products that generate larger fees or commissions for them. If we are not able to negotiate such agreements on terms acceptable to us, if at all, we may be forced to market our products through our own sales force. We cannot be certain that we will be successful in developing and training such a sales force, should one be required, or that we will have the financial resources to carry out such development and training.
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
          In addition, the sale and use of our products entail a risk of product failure, product liability or other claims. Coverage is becoming increasingly expensive, and we may not be able to obtain adequate coverage at an acceptable cost in the future. Any product liability claims and related litigation would likely be time-consuming and expensive, may not be adequately covered by our insurance coverage, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.
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
          We currently rely primarily on third-party distributors for the sale and distribution of our products. Our relationships with these distributors, therefore, must remain positive. We have a limited a history of working with these companies and have only limited control over their performance. We cannot predict the success of these relationships or the efforts of these companies in marketing the SoftPAP and our other products. Our sales and marketing efforts, including those of our distributors, may not be sufficient to successfully compete against more extensive and well-funded operations of certain of our competitors. Only one of our existing distributors purchased any product from us in 2010. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers.
          Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.
          We anticipate substantial fluctuations in our future operating results. A number of factors contribute to such fluctuations, including but not limited to:
•	introduction and market acceptance of new products and product enhancements by both us and our competitors,

•	timing and execution of distribution and sale contracts,

•	competitive conditions in the medical device and diagnostic markets,

•	product development, sales and marketing expenses,

•	third-party reimbursement levels, and

•	changes in general economic conditions.
          The loss of existing key management and technical personnel or the inability to attract new hires could have a detrimental effect on the Company.
          Our success depends on identifying, hiring, training, and retaining qualified professionals. Competition for qualified employees in our industry is intense and we expect this to remain so for the foreseeable future. If we were unable to attract and hire a sufficient number of employees, or if a significant number of our current employees or any of our senior managers resign, we may be unable to complete or maintain existing projects or develop and implement new projects of similar scope and revenue. Our success is particularly dependent on the retention of existing management and technical personnel, including Robert F. McCullough, Jr., our Chief Executive Officer and Chief Financial Officer, and Richard A. Domanik, Ph.D., our Chief Operating Officer. We do not have an employment with either of our executive officers and do no maintain a key man life insurance policy on any of our executive officers. The loss or unavailability of the services of these executives could impede our ability to effectively manage our operations.
          We may need to expand our operations and we may not effectively manage any future growth.
          As of December 31, 2010, we employed six full-time persons. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Our Common Stock
          Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares.
          Our common stock is currently eligible for quotation on the OTC Bulletin Board, however trading to date has been limited. If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares. We currently do not meet the initial listing criteria for any registered securities exchange or the Nasdaq Stock Market. The OTC Bulletin Board is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.
          The historically volatile market price of our common stock may affect the value of our stockholders’ investments.
          The market price of our common stock has in the past been highly volatile. In fiscal years 2010 and 2009, the price of our common stock traded in a range of $0.01 to $0.84. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:
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

          We have never been paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.
          We have never declared or paid a cash dividend or distribution on our common stock and we do not anticipate doing so for the foreseeable future. Our ability to declare dividends on our common stock is further limited by the terms of certain of our other securities, including several series of our preferred stock. We intend to reinvest any funds that might otherwise be available for the payment of dividends in the further development of our business. Accordingly, investors seeking cash dividends should not purchase our shares.
          There are currently outstanding a substantial number of securities convertible into shares of our common stock and we intend to raise additional funds in the future through issuances of shares of common stock or securities convertible into shares of our common stock which will be dilutive to existing shareholders or impose operational restrictions.
          We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2010, we had 47,250 shares of Series A convertible preferred stock outstanding, which convert into approximately 2,064 shares of our common stock; 93,750 shares of Series B convertible preferred stock outstanding, which convert into approximately 37,500 shares of our common stock; 38,333 shares of Series C convertible preferred stock outstanding, which convert into approximately 19,167 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 175,000 shares of our common stock; and 19,222 shares of Series E convertible preferred stock outstanding, which convert into approximately 52,861 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation permits our Board of Directors to issue the remaining 5,143,137 undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine. At December 31, 2010, we had outstanding warrants to purchase an aggregate 4,084,709 shares of our common stock and outstanding options to purchase 10,000 shares of our common stock. The issuance of shares of our common stock upon the conversion of our preferred stock, or upon exercise of outstanding options and warrants, would cause dilution of existing stockholders’ percentage ownership of the Company. Holders of our common stock do not have preemptive rights, meaning that current stockholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our common stock.
          In addition, we intend to raise additional capital in the future to fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing will be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing shareholders will be reduced. These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.
          Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.
          Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act, and is, therefore, subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded. Penny stocks generally are equity securities with a per share price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, of our common stock and reducing the liquidity of an investment in our common stock.
          Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover of our Company more difficult.
Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware (“DGCL”) could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an “interested stockholder”) for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our certificate of incorporation also includes undesignated preferred stock, which may enable our board of directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, we are currently authorized to issue 500 million shares of common stock. Our Board of Directors has the authority to issue a significant number of shares of our common stock without further stockholder approval. Each of the foregoing may have an anti-takeover effect of delaying or preventing a change of control which may be beneficial to our stockholders.

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
          MedPlast Elkhorn, Inc. In May 2009, MedPlast Elkhorn, Inc. (“MedPlast”) filed suit against us in the Circuit Court, Walworth County, Wisconsin (Case No. 09 CV00721). MedPlast alleges that we failed to pay for certain tools and materials used in the manufacturing of our products. MedPlast is seeking payment of $377,000. We have answered the complaint and intend to vigorously defend this matter.
          SEC Civil Action. In January 2011, the Securities and Exchange Commission (“SEC”) filed a civil injunction action against us, Daniel J. Burns, the former Chairman of our Board of Directors, and Robert F. McCullough, Jr., Chairman of the Board, Chief Executive Officer and Chief Financial Officer, in the United States District Court sitting in the Northern District of Illinois. The SEC alleged that between 2003 and 2008, we paid compensation to unregistered broker/dealers and failed to accurately report the beneficial ownership of certain of our officers and directors in our SEC filings. In February, 2011, we consented to the entry of a final judgment which permanently restrains and enjoins us from violating Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 15(a) of the Exchange Act, and from aiding and abetting others in such violations. In connection with the foregoing settlement, we agreed that for a period of at least two years we will establish and comply with internal policies and procedures designed to prevent us from future violations of certain federal securities laws.

Item 4.	Removed and Reserved.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

          Our common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “CYOE.OB”. The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the OTCBB. These quotations reflect inter-dealer prices, may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions.

	High	Low
Year Ended December 31, 2010
1st Quarter	$.20	$.05
2nd Quarter	$.22	$.11
3rd Quarter	$.15	$.025
4th Quarter	$.085	$.019

Year Ended December 31, 2009
1st Quarter	$0.84	$0.34
2nd Quarter	$0.47	$0.25
3rd Quarter	$0.33	$0.08
4th Quarter	$0.30	$0.05
Holders
          As of April 4, 2011, we had approximately 407 record holders of shares of our common stock.
Dividends
          We have not paid a cash dividend on shares of our common stock, and our Board of Directors is not contemplating paying dividends at any time in the foreseeable future. The terms of certain of our securities, including our Series B, C, D and E preferred stock, prohibit us from declaring any dividends on our common stock (or any other stock junior to such security) except for dividends payable in shares of stock of the Company of any class junior to such security, or redeem or purchase or permit any subsidiary to purchase any shares of common stock or such junior stock, or make any distributions of cash or property among the holders of the common stock or any junior stock by the reduction of capital stock or otherwise, if any dividends on the security are then in arrears.
          We paid non-cash dividends, in the form of newly issued shares of our common stock, amounting to $7.00 during 2009 to holders of shares of our preferred stock who elected to convert such shares and cumulative dividends due thereon, into shares of our common stock. There were no conversions in 2010. We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $2,471,100 at December 31, 2010, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.
Stock Transfer Agent
          Our stock transfer agent is BNY Mellon Investor Services, 480 Washington Boulevard, Jersey City, NJ 07310 and its telephone number is (800) 522-6645.
Recent Sales of Unregistered Securities
          During the quarter ended December 31, 2010, we issued 833,333 shares of restricted common stock and three year warrants to purchase 416,667 shares of common stock at an exercise price of $0.06 per share to a limited number of accredited investors in consideration of gross cash proceeds of $50,000.
          During the quarter ended December 31, 2010, we issued 350,000 shares of common stock to a non-executive employee in consideration of services rendered.

          During the quarter ended December 31, 2010, a holder of a promissory note converted $19,500 of principal into 1,060,626 shares of common stock at a conversion price of approximately $0.018 per share.
          During the quarter ended December 31, 2010, we issued three year warrants to a non-executive employee to purchase 2,000 shares of common stock at an exercise price of $0.03 per share in consideration of services rendered.
          We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for sales to a limited number of accredited investors, employees, service providers, or creditors with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We are developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. We plan that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.
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
          We launched sales of the SoftPAP® cervical cell collector in the fourth quarter of fiscal 2007. We believe the revenues from this device along with additional capital will allow us to complete the development of the other components of the CytoCore Solutions System, including the AIPS™ Workstation, AIPS Imager™, and genetic biological markers used for the development of the various protein antibodies that allow for the detection of abnormal cervical, uterine, endometrial and bladder cancer cells.
Outlook
          We have incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and to develop, manufacture and market its products. Implementation of our plans will be contingent upon securing substantial additional financing. During the year ended December 31, 2010, we raised approximately $1.2 million through the sale of common stock, proceeds from the issuance of convertible debt, and advances from related parties. In order to successfully implement our business plan, we will have to obtain additional capital. If we are unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities and in the extreme case, cease operations. No assurances can be given about our ability to obtain capital. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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
Results of Operations
Fiscal Year Ended December 31, 2010 as compared to Fiscal Year Ended December 31, 2009
          Revenue
          Revenues of $30,000 for the fiscal year ended December 31, 2010 represented a decrease of $14,000, or 32%, from revenues of $44,000 in fiscal 2009. The decrease was a result of decreased sales of our SoftPAP cervical cell collector totaling $3,000, a reduction in service revenue of $1,000, and a reduction in licensing fees of $10,000.
          Costs and Expenses
          Cost of Revenues
          Cost of revenues represents the cost of the product sold, freight, and other costs of selling our products. For the year ended December 31, 2010, cost of revenues totaled $1,000, a decrease of $2,000 or 67% from cost of revenues of $3,000 for the year ended December 31, 2009.
          Research and Development
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
          For the 2010 fiscal year, research and development expenses were $275,000 before a reduction of $64,000 from a settlement with a former employee, resulting in a net expense of $211,000. Expenses for 2009 were $372,000 before a reduction of $457,000 from a non-cash settlement with a vendor, resulting in a net credit balance of $85,000. The expenses for the year ended December 31, 2010 were $275,000 representing a decrease of $97,000 or 26% from expenses of $372,000 in 2009. Of the $97,000 decrease in R&D expenses, $6,000 related to reduced fees paid to medical consultants, $86,000 related to reduced personnel costs after the $64,000 settlement with a former employee, and $5,000 related to costs incurred for the ongoing improvement of the SoftPAP cervical collection device,
               Selling, General and Administrative

          For the year ended December 31, 2010, selling, general and administrative expenses were $1,669,000 after a reduction totaling $71,000 from a settlement with a vendor, representing a 45% decrease from SG&A expenses of $3,022,000 for the year ended December 31, 2009. Of this $1,353,000 decrease, $208,000 related to a reduction in employee compensation expense, $494,000 in professional fees for legal and accounting services including a $71,000 benefit from a settlement with a vendor, $34,000 relating to reduced investor and public relations expenses, $42,000 relating to a reduction in marketing costs, $47,000 relating to reduced travel expenses, $68,000 relating to insurance expense, $340,000 reduction in director fees, $75,000 relating to a reduction in franchise taxes, $14,000 in computer expense, $17,000 in rent expense, and $20,000 in printing costs. These reductions were partially offset by increases in other costs totaling $6,000.
          Other Income (Expense)
          Interest expense increased by $147,000 to $181,000 for the year ended December 31, 2010 from $34,000 in 2009. During 2010, CCI recorded a non-cash totaling $109,000 for interest on related party advances.
          During the year ended December 31, 2010, we recorded a non-cash benefit of $334,000 resulting from the remeasurement of the derivative liability as described in Note 11 to the financial statements and $55,000 from the amortization of debt discount.
          We recorded a provision for valuation of certain fixed assets in the amount of $399,000for the year ended December 31, 2010.
          We recorded a non-cash charge of $222,000 for the year ended December 31, 2009 resulting from a preliminary legal settlement that was settled in 2010.
          We also recorded a provision for valuation of finished goods inventory totaling $400,000 for the year ended December 31, 2009.
          Net Loss
          The net loss for the year ended December 31, 2010, totaled $2,097,000, as compared to $3,552,000 for 2009, a decrease of $1,455,000 or 41%. Of this decrease, $1,353,000 related to decreases in SG&A expenses, $2,000 represented a decrease from cost of revenues exceeding revenues, $222,000 resulting from the cost of a legal settlement and $400,000 representing a reduction in the provision for inventory valuation in 2009 and $334,000 resulting from the non-cash benefit derived from the remeasurement of the derivative liability. These decreases were partially offset by an increase of $296,000 related to R&D costs, an impairment charge to fixed assets totaling $399,000, $147,000 relating to an increase in interest expense including a non-cash charge of $109,000 and $14,000 related to a reduction in revenues.
          The net loss applicable to common stockholders which reflects the unpaid and undeclared preferred stock dividends from the period decreased to $2,363,000 for the year ended December 31, 2010 from $3,818,000 for the year ended December 31, 2009, a decrease of $1,450,000 or 38%. In addition to the changes reported above, cumulative dividends on the Company’s outstanding Series E convertible preferred stock converted into common stock totaled $7.00 for the year ended December 31, 2009. There was no divided recorded in 2010. The net loss per common share for each of the years ended December 31, 2010 and December 31, 2009 was $0.05 and $0.09, respectively, on 45,354,805 and 41,874,890 weighted average common shares outstanding, respectively.
Liquidity and Capital Resources
          Our capital resources and liquidity needs have been met from sales of our debt and equity securities to individual and institutional investors.
          Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have provided operating funds for the business since our inception through private offerings of debt and equity securities to limited numbers of U.S. and foreign investors. We will be required to make additional offerings in the future to support the operations of the business until we are able to generate sufficient income from the sale of our products. We used $1,121,000 and $1,637,000 during 2010 and 2009, respectively, to fund our operating activities. We also used $36,000 and $71,000 in 2010 and 2009, respectively, for the purchase of a license and of tooling and equipment.
          At December 31, 2010 we had cash on hand of $13,000, as compared to 2009 where we had checks issued in excess of cash on hand totaling $5,000. We were able to raise $1,170,000 of cash through the sale of common stock, the issuance of convertible debt, and proceeds of advances from related parties during the fiscal year ended December 31, 2010. This cash was used to fund operations, including research and development activities, and the purchase of a license. We currently have enough cash on hand to fund operations into April, 2011. We will need approximately $1,200,000 of additional financing to continue to conduct operations at current levels over the next twelve months. We continue to meet with qualified investors and although no assurance can be given, we believe will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations, although no assurance can be given about our ability to obtain such capital. We do not have any material commitments for capital expenditures.
          Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital through the issuance and sale of debt and equity securities and advances from certain of our affiliates. We have incurred significant operating losses since inception of the business. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. If we are unable to obtain adequate additional financing or generate profitable sales revenue, or negotiate a favorable settlement plan with creditors, we may be unable to continue its product development and other activities and may be forced to cease operations. The consolidated financial statements presented do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance Sheet Arrangements
          As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Item 8. Financial Statements and Supplementary Data
          Our consolidated financial statements for the years ended December 31, 2010 and 2009, together with the report of L J Soldinger Associates LLC dated April 5, 2011, and the notes thereto, are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our chief executive officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer who serves as our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B Other Information
          None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Board of Directors and Executive Officers

Name	Age	Positions with the Company
Robert F. McCullough, Jr.	56	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
John H. Abeles, M.D.	66	Director
Alexander M. Milley	58	Director
Clinton H. Severson	63	Director
Richard A. Domanik, Ph.D.	64	Chief Operating Officer

Board of Directors
          We believe that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: accounting and finance; design, innovation and engineering; strategic planning; human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, of each current director is as follows:
          Robert F. McCullough, Jr. was elected Chief Financial Officer and director of the Company in September 2005 and Chief Executive Officer of the Company in October 2007. Mr. McCullough was appointed to serve as Chairman of the Board of Directors on April 21, 2009. Since October 2003, Mr. McCullough has also served as President and as a Portfolio Manager of Summitcrest Capital, Inc., a money management firm and registered investment adviser, which is a holder of approximately 4.9% of our issued and outstanding common stock. From April 1999 to July 2003, Mr. McCullough served as a Portfolio Manager at Presidio Management, a money management firm. Prior to this, Mr. McCullough served as a manager with the accounting firm of Ernst & Whinney (now Ernst & Young) and also served as a financial analyst, a portfolio manager and a Chief Financial Officer of several private companies. Mr. McCullough has a Masters of Business Administration in finance and is a Certified Public Accountant. Mr. McCullough possesses particular knowledge and experience in accounting and finance, organizational leadership and strategic planning that strengthen the Board’s collective qualifications, skills, and experience. In a civil action brought by the SEC in January 2011, the SEC alleged that Mr. McCullough failed to report transactions in Company securities, failed to accurately report his beneficial ownership of Company securities in our proxy statement, and aided and abetted us in violating Section 15(a) of the Exchange Act. In February 2011, Mr. McCullough consented to the entry of a final judgment pursuant to which he was permanently restrained and enjoined from violating Section 14(a) of the Exchange Act, Section 16(a) of the Exchange Act, and from aiding and abetting violations of Section 15(a) of the Exchange Act and paid a civil penalty in the amount of $100,000.
          John H. Abeles, M.D. has been a director of the Company since May 1999. Dr. Abeles is President of MedVest, Inc., a venture capital and consulting firm he founded in 1980. He is also General Partner of Northlea Partners, Ltd., a family investment partnership. Dr. Abeles previously served as a senior medical executive at Sterling Drug Company, Pfizer, Inc. and Revlon Healthcare, Inc. and subsequently was a medical analyst at Kidder, Peabody & Co. Dr. Abeles is a director of a number of companies operating in the medical device and healthcare fields, including publicly-traded companies DUSA Pharmaceuticals, Inc. and CombiMatrix Corp. Dr. Abeles has also served as a director of I-Flow Corporation (now a subsidiary of Kimberly Clark Corporation) and Oryx Technology Corp. Dr. Abeles possesses particular knowledge and experience in medical education, venture capital and finance, and the pharmaceutical industry that strengthen the Board’s collective qualifications, skills, and experience.
          Alexander M. Milley has been a director of the Company since 1989. Mr. Milley is currently President, Chief Executive Officer and Chairman of the Board of ELXSI Corp., a publicly-held holding company with subsidiaries operating in the restaurant and environmental inspection equipment industries. Mr. Milley has served as Chairman and CEO of ELXSI since September 1989, and was elected President of that company in August 1990. He is also President and Chairman of the Board of Azimuth Corporation, a holding company with subsidiaries operating in the trade show exhibit, retail environment design, and electrical components and fastener distribution industries. From 1988 until 2004, Mr. Milley served as a director and Vice President of Contempo Design, Inc., a designer and manufacturer of trade show exhibits. Contempo Design, Inc. filed a petition a petition under Chapter 11 of the federal Bankruptcy Code in 2004. Mr. Milley was Chairman of the Board and Chief Executive Officer of Bell National Corporation, our predecessor, until December 1998 and was President of Bell National from August 1990 until December 1998. Mr. Milley is the founder, President, sole director and majority stockholder of Milley Management, Inc., a private investment and management-consulting firm. Mr. Milley is also a director and executive officer of Cadmus Corporation, a private investment and management consulting firm, and Winchester National, Inc., an investmet holding company. Mr. Milley possesses particular knowledge and experience in finance, management, marketing and public company governance that strengthen the Board’s collective qualifications, skills, and experience.

          Clinton H. Severson was elected to the Board of Directors in November 2006. Mr. Severson has served as President, Chief Executive Officer and a director of the Board of Directors of Abaxis, Inc., a northern California-based provider of portable technology, tools and services used for medical diagnostics sold to customers and distributors worldwide, since 1996. Prior to his assuming the CEO position of Abaxis, where he was appointed Chairman of the Board in 1998, Mr. Severson served as President and CEO for over seven years at MAST Immunosystems, Inc., a privately-held medical diagnostic company. Mr. Severson possesses particular knowledge and experience in international business, management and finance that strengthen the Board’s collective qualifications, skills, and experience.
Executive Officer
          Richard A. Domanik, Ph.D. has been our Chief Operating Officer since October 2007. From May 2007 until August 2008, he also served as our President. Since 2001, Dr. Domanik has been the principal at R. Domanik Consulting, Inc., a consulting firm specializing in the development and manufacture of medical and clinical diagnostic devices and instruments and intellectual property management. Between 2002 and 2006, Dr. Domanik served as Director of Technology Development of ZelleRX Corporation, a biotechnology start-up in the field of cellular therapeutics for the treatment of cancer. Dr. Domanik also served as Director of Technology of Xomix, Ltd., a biotechnology consulting company, between 2001 and 2007. From 1999 to 2001, Dr. Domanik served as our Chief Technology Officer and Vice President-Technology. He also served as Chief Technology Officer and Vice President of AccuMed International, which we acquired in 2001, from 1994 to 1999. Prior to his work with CytoCore and its subsidiaries, Dr. Domanik worked for over 15 years at Abbott Laboratories where he held several positions, including Laboratory Manager and Senior Systems Engineer. Dr. Domanik is intimately familiar with both the products offered by us as well as our industry. Dr. Domanik has a long history of working with us and also has provided consulting services to assist other entities with the design, development and manufacture of medical devices. He also has extensive technology and intellectual property experience, all of which contribute to his effective management of the Company as its Chief Operating Officer.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Exchange Act requires our executive officers and directors, and holders of more than 10% of the outstanding shares of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of copies of such forms received by us and/or any written representations from such persons that no other reports were required with respect to 2010, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2010, except that Mr. McCullough failed to file Form 4s in connection with certain sales of Company securities.
Code of Ethics
          We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We filed the code as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Commission on April 14, 2004. The Code of Ethics is also available on our website at www.cytocoreinc.com.
Board of Directors and Committee Information
          Our Board has determined that Dr. Abeles and Messrs. Milley and Severson are “independent” as set forth in the rules and regulations of The Nasdaq Stock Market, including Rule 5605, and Rule 10A-3 of the Exchange Act. The Company does not utilize any other definition or criteria for determining the independence of a director or nominee, and no other transactions, relationships, or other arrangements exist to the Board’s knowledge or were considered by the Board, other than as may be discussed herein, in determining an individual’s independence.
          The Board of Directors currently has three standing committees — the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Compensation Committee and Nominating and Corporate Governance Committees were established by the Board in 2008.

          Audit Committee
          The Audit Committee currently consists of Mr. Milley (Chairman), Dr. Abeles and Mr. Severson, each of whom is independent under applicable independence requirements. The Board of Directors has determined that Mr. Milley qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act.
          The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s overview of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the Commission, review of the adequacy and efficacy of the accounting and financial controls of the Company as well as the quality of accounting principles and financial disclosure practices, and communications with the Company’s independent registered public accounting firm and members of financial management. A copy of the Audit Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its 2007 annual stockholders meeting, as filed with the SEC on May 15, 2007, and is available on our website. The Audit Committee met four times in 2010.
          Stockholder Nominations
          There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the 2010 fiscal year.
Item 11. Executive Compensation
Summary Compensation Table
The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2010 and 2009.

				All
Name				Other
and		Salary		Compensation		Total
Principal Position	Year	($)		($)		($)
Robert F. McCullough, Jr. (1) CEO, CFO and Chairman of the Board	2010	$45,000	(2)	—		$45,000

	2009	$180,000	(2)	$15,000	(3)	$180,000

Richard A. Domanik, Ph.D. (4) COO	2010	$150,000	(5)	—		$150,000

	2009	$150,000	(5)	—		$150,000

(1)	Mr. McCullough has served as our Chief Executive Officer since October 2007 and as our Chief Financial Officer since September 2005.

(2)	Mr. McCullough voluntarily reduced his salary in 2010 and has deferred payment of his salary earned in 2010 and 2009.

(3)	Represents the fair value, in accordance with ASC 718, of reducing the exercise price of warrants originally issued for compensationto purchase 435,000 shares of common stock exercised in 2009.

(4)	Dr. Domanik has served as our Chief Operating Officer since October 2007, and has also served as our President from May 2007 until August 2008.

(5)	Dr. Domanik has deferred payment of his salary earned in 2010 and 2009.
Outstanding Equity Awards at Fiscal Year-End
          Our named executive officers did not own any outstanding equity awards as of December 31, 2010.
Narrative Disclosure to Summary Compensation Table
          During 2009, Mr. McCullough exercised warrants to purchase 485,000 shares of restricted common stock in connection with our offer to all warrant holders to permit exercise of such warrants at the reduced exercise price of $0.25 per share in exchange for the reduction of $121,000 of debt owed by us to such warrant holders. We recorded a charge of $15,000 related to this warrant modification for those warrants which were originally issued as stock based compensation. We made this warrant modification available to all holders of warrants to purchase shares of our common stock.
          Mr. McCullough earned an annual salary of $45,000 and $180,000 in 2010 and 2009, respectively, and has elected to defer payment of such salary. We do not have any employment agreement with Mr. McCullough.
          We have not entered into an employment agreement with Dr. Domanik, although the basic terms of his compensation have been established. Specifically, we pay Dr. Domanik an annual salary of $150,000, standard benefits as provided to other employees, and reimbursement of reasonable business expenses. Dr. Dominick elected to defer salary totaling $150,000 and $131,250 for the 2010 and 2009 fiscal years, respectively.
Equity Incentive Plan and Employee Stock Purchase Plan
          In 1999, we adopted the 1999 Equity Incentive Plan and the 1999 Employee Stock Purchase Plan, both of which expired in 2009. For additional information, see “Equity Compensation Plan Information” in Item 11 below.
Potential Payments Upon Termination or Change-in-Control
          We do not offer or have in place any formal severance, change in control or similar compensation programs for our officers or employees. Rather, we individually negotiate with those employees for whom such compensation is deemed necessary. We do not currently have an agreement with any officer with respect to severance, change of control or a similar circumstance. We are obligated to provide warrants to our outside directors upon the occurrence of certain changes in control. For more information, see “Compensation of Directors” below.
Compensation of Directors
          The following table sets forth certain information regarding the compensation of directors for our 2010 fiscal year.

	Fees Earned or Paid in Cash		Total
Name(1)	($)		($)(3)
John H. Abeles, M.D.	$20,000	(2)	$20,000
Alexander M. Milley	$20,000	(2)	$20,000
Clinton H. Severson	$20,000	(2)	$20,000

(1)	Mr. McCullough has been omitted from this table as he is a management member of our board of directors and is not separately compensated for his service on the board of directors.

(2)
Represents accrued but unpaid director fees with respect to fiscal year 2010. This amount does not include fees payable to each director in the amount of $30,000, which were accrued but unpaid in 2009 and have not been paid to date.

(3)
As of December 31, 2010, each of our directors is entitled to receive 100,000 shares of common stock in connection with a stock bonus provided to each of our directors in 2009. In addition to the amounts shown above, Dr. Abeles is the holder of warrants to purchase an aggregate 62,500 shares of the Company’s common stock. These warrants were granted in September 2006 at an exercise price of $2.00 per share were fully vested upon issuance, and have a term of five years. Mr. Milley is the holder of warrants to purchase an aggregate 62,500 shares of the Company’s common stock. These warrants were granted in September 2006 at an exercise price of $2.00 per share were fully vested upon issuance, and have a term of five years.

Narrative Disclosure to Director Compensation Table
          We currently pay our directors a quarterly fee of $5,000 as compensation for their service on our board of directors. Since 2009, our directors have deferred receipt of such fees. We also reimburse all directors for their reasonable expenses incurred in connection with attendance at meetings of the board of directors. In addition, all outside directors are entitled to receive warrants to purchase 25,000 shares of our common stock when our annual revenues reach $20 million and warrants to purchase an additional 25,000 shares of common stock when our annual revenues reach $50 million. The exercise price of such warrants will be at a 33% discount to the average trading price of the common stock during the 45 days prior to the date we achieve each revenue milestone.
          Upon our acquisition, all outside directors will receive (1) warrants to purchase 62,500 shares of common stock at $2.50 per share if we are acquired for more than $10.00 per share; (2) warrants to purchase 87,500 shares of common stock at $5.00 per share if we are acquired for more than $20.00 per share; and (3) warrants to purchase 125,000 shares of common stock at $7.50 per share if we are acquired for more than $30.00 per share.
          In November 2006, the Board also approved an arrangement whereby we are obligated to reimburse Messrs. McCullough and Milley and Dr. Abeles, for certain tax effects in connection with the exercise of warrants issued in September 2006. We are obligated to pay to each individual 39% of the taxable value of such warrants when exercised, payable within three months of such exercise, such payment to occur only if we are acquired or certain other conditions are met. There have been no reimbursements to date.
          During 2009, our Board of Directors voted to issue to each of its members (other than its employee-director member, Robert F. McCullough) a bonus of 100,000 shares of restricted shares of our common stock. As of December 31, 2010, the shares have not been issued.
          For information on other consideration received by directors or their affiliates from the Company, see “Transactions with Related Persons, Promoters and Certain Control Persons” in Item 13 below.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Common Stock
          The following table sets forth certain information, as of April 4, 2011 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is c/o CytoCore, Inc., 414 N. Orleans Street, Suite 510, Chicago, Illinois 60610.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership(1)		of Class
Robert F. McCullough	3,889,353	(2)	7.6%

NeoMed Innovations III L.P. Parkvein 55 N-0256 Oslo, Norway	2,875,800	(3)	5.6%

John H. Abeles, M.D.	385,598	(4)	*

Richard A. Domanik, Ph.D.	127,272	(5)	*

Alexander M. Milley	965,450	(6)	1.9%

Clinton H. Severson	110,000	(7)	*

All current directors and executive officers as a group (5 persons)	5,477,673		10.7%

*	Less than one percent

(1)
Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of March 25, 2011 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 51,407,709 shares of common stock outstanding as of the close of business on April 4, 2011.

(2)
Includes (i) 2,187,500 shares owned by Summitcrest Capital L.P., of which Mr. McCullough is President of the General Partner; and (ii) an aggregate 166,205 shares owned by various trusts of which Mr. McCullough is trustee as follows: MJM Educational Trust (15,000) shares, PFM Educational Trust (15,000 shares), CDM Educational Trust (15,000) shares and the MPC Trust (121,205 shares).

(3)	Includes 217,000 shares of common stock issuable upon exercise of warrants

(4)
Includes: (i) 213,098 shares owned by Northlea Partners, Ltd., of which Dr. Abeles is General Partner; (ii) 62,500 shares of common stock issuable upon exercise of warrants; and (iii) 100,000 shares of common stock awarded in 2009 that have not yet been issued. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner.

(5)	Includes 100,000 shares of common stock awarded in 2009 that have not yet been issued.

(6)
Includes: (i) 149,551 shares held by Azimuth Corporation, of which Mr. Milley is President and Chairman of the Board of Directors, 429,255 shares held by Cadmus Corporation, of which Mr. Milley is President and a director, 80,282 shares held by Milley Management, Inc., of which Mr. Milley is President, sole director and majority stockholder, and 23,710 shares held by Winchester National, Inc., of which Mr. Milley is a director and executive officer; (ii) 62,500 shares of common stock issuable upon exercise of warrants; and (iii) 100,000 shares of common stock awarded in 2009 that have not yet been issued. An aggregate of 402,890 shares of common stock held directly by Mr. Milley, Cadmus Corporation, Winchester National and Milley Management have been pledged to ELXSI Corp., of which Mr. Milley is President, Chief Executive Officer and Chairman of the Board.

(7)	Includes 100,000 shares of common stock awarded in 2009 that have not yet been issued.

Series E Convertible Preferred Stock
          The following table sets forth certain information, as of April 4, 2011 with respect to holdings of our Series E Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner(1)	Beneficial Ownership		of Class
Kevin F. Flynn June 1992 Non-Exempt Trust	6,667	(2)	34.7%
120 South LaSalle Street Chicago, IL 60602

Rolf Lagerquist	2,000	(3)	10.4%
4522 CO Road 21 NE Elgin, MN 55932

(1)	No executive officers or directors own any shares of Series E Convertible Preferred Stock.

(2)	Converts into 35,157 shares of common stock, including shares issuable upon payment of cumulative dividends.

(3)	Converts into 10,564 shares of common stock, including shares issuable upon payment of cumulative dividends.
Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
	warrants and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders
1999 Equity Incentive Plan (as amended) — Terminated in 2009	10,000	$2.97	—

Equity Compensation Plans Not Approved by Security Holders
Warrants issued for financial and IR services (1)	404,696	$2.05	—
Warrants issued for officer, director and employee compensation (2)	635,000	$1.91	—

Total	1,049,696	$1.97	—

1)
We have included warrants in agreements for providers of investor relations and/or public relations services. Warrants were also issued to financial advisors as remuneration for the procurement of equity, debt and preferred stock convertible into equity.

2)
We have issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2010, a non-executive employee was issued 13,000 warrants.

Equity Incentive Plan and Employee Stock Purchase Plan

          In 1999, we adopted the 1999 Equity Incentive Plan (the “Incentive Plan”), which provided for the issuance to consultants, officers, non-employee directors and key employees of shares of common stock pursuant to stock options (incentive and non-qualified), restricted stock, stock appreciation rights (“SARs”) and performance shares and units. Grants under the Incentive Plan are exercisable at fair market value determined as of the date of grant in accordance with the terms of the Incentive Plan. Grants vest to recipients immediately or ratably over periods ranging from two to five years, and expire five to ten years from the date of grant. The Incentive Plan became effective on June 1, 1999 and expired on June 1, 2009. No options have been granted pursuant to our Incentive Plan or otherwise to executive officers or directors in the last two fiscal years. Although the Incentive Plan has expired, as of December 31, 2010, there were options to purchase 10,000 shares of common stock outstanding under the Incentive Plan.
          In 1999, we adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan offered employees the opportunity to purchase shares of common stock of CytoCore through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. The Purchase Plan expired in May 2009.
Changes in Control
          We are not aware of any arrangements (including any pledge by any person of our securities), the operation of which did or may at a subsequent date result in a change of control.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          The following section sets forth information regarding transactions since January 1, 2009, or any currently proposed transactions, between us and certain related persons. For more information on the compensation received by our directors and officers, and the beneficial ownership of equity securities of the Company by such individuals, see Item 11 “Executive Compensation” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above
          Board of Directors
          During 2009, the Board of Directors, including former directors Daniel J. Burns, Philip Bradley Hall, M.D. and David J. Weissberg, M.D., voted to issue to each of its members (other than its employee-director member, Robert F. McCullough) a bonus of 100,000 shares of restricted, unregistered common stock. The shares were valued at $0.40 per share and we recorded a charge of $280,000 for the aggregate issuance of 700,000 shares of common stock during 2009. None of the 700,000 shares authorized for issuance have been issued to date.
          Robert F. McCullough, Jr., Chairman, Chief Executive Officer and Chief Financial Officer
          During 2009, Mr. McCullough exercised warrants to purchase 485,000 shares of restricted, unregistered common stock at a modified price of $0.25 in exchange for the reduction of $121,000 of debt owed us to him. We recorded a charge of $15,000 related to this warrant modification. This warrant modification was made available by us to all holders of warrants to purchase shares of our common stock. These shares were issued in 2010.
          During 2009, in lieu of salary, we issued to Mr. McCullough 39,459 shares of restricted common stock for services rendered in 2008. We valued the common stock at $0.50 per share for an aggregate value of $20,000 using the fair value method.
          Mr. McCullough and a member of his family loaned to us an aggregate $1,013,000 and $866,000 during the 2010 and 2009 fiscal years, respectively. Of the $866,000 loaned during 2009, $121,000 was cancelled in connection with the exercise of the warrants discussed above. The remaining outstanding balance of $1,972,750 is payable upon demand and does not accrue interest.
Related Person Transaction Approval Policy

          We recognize that related person transactions can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of us and our stockholders. The Board of Directors, therefore, adopted a written policy in May 2008 that requires the review, approval or ratification of all such transactions by the Nominating Committee of the Board of Directors in accordance with the procedures established for such transactions.
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
          In advance of each regularly scheduled Nominating Committee meeting, management must propose those transactions to be entered into by us for the coming calendar quarter, including the material terms of such transactions, the parties involved, the interests of the related person(s) in such transactions, and the proposed aggregate value of each such transaction (if calculable). After review, the Nominating Committee must approve or disapprove such transactions and at each subsequently scheduled meeting, management must update the Nominating Committee as to any material change to those proposed transactions. If advance approval of a related person transaction is not feasible, such transactions may be preliminarily entered into by management, subject to ratification by the Nominating Committee at its next meeting. A transaction also may be approved by the Chairman of the Nominating Committee, who possesses delegated authority to act between meetings, in circumstances where it is not practicable or desirable for us to wait until the next committee meeting.
          Review and evaluation of a related person transaction include an examination of all material facts and relevant factors, including without limitation:
•	the risks and benefits of such transaction to us;

•	the extent of the related person’s interest in the transaction;

•	the impact on a director’s independence in the event the related person involved in the transaction is a director, an immediate family member or an affiliated entity;

•	if applicable, the availability of other sources of comparable products and services; and

•	whether such transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.
          The Nominating Committee shall approve or ratify only those transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and our stockholders, as the Nominating Committee determines in good faith. The committee may also determine to provide standing approval of certain types of transactions. No director shall participate in any discussion or approval of a related person transaction for which he or she is a related person, except that the director is required to provide all material information concerning such transaction as requested by the Nominating Committee or the Board of Directors.
Director Independence
          Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market, we have determined that Dr. Abeles and Messrs. Milley and Severson, who constitute a majority of our board of directors, are independent. With regard to our audit committee, the board of directors has determined that Dr. Abeles and Messrs. Milley and Severson, who constitute all members of the audit committee, are independent with respect to the independence criteria for audit committee members set forth in Rule 5605(a)(2) of the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

Item 14. Principal Accountant Fees and Services
          L J Soldinger Associates LLC (“LJSA”) served as our independent registered pubic accounting firm each of the fiscal years ending December 31, 2010 and 2009.
Fees
          The following table presents fees for the professional services rendered by LJSA for fiscal years 2010 and 2009, respectively:

Services Performed	2010	2009
Audit Fees(1)	$95,000	$128,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	$5,000	—
All Other Fees(4)	—	—
Total Fees	$100,000	$128,000

(1)
Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process.

(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning services.

(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.
Pre-Approval Policies
          As required by applicable law, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. In connection with such responsibilities, the Audit Committee is required, and it is the Audit Committee’s policy, to pre-approve the audit and permissible non-audit services (both the type and amount) performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the firm’s independence, in appearance or fact.
          The Audit Committee pre-approved all audit services provided to us during fiscal 2010. Non-audit services provided to us during fiscal year 2010 were for tax compliance.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(*) Denotes an exhibit filed herewith.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 26, 2001.)

3.2	By-laws of the Company. (Incorporated herein by reference to Appendix E to the 1999 Proxy Statement.)

Exhibit No.	Description
3.3
Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 29, 2001)

3.4
Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company (Incorporated herein by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 29, 2001)

3.5
Section 6 of Article VII of the By-laws of the Company, as amended. (Incorporated herein by reference to Exhibit 3.3 to the Company’s registration statement on Form S-4 (Reg. # 333-61666), as filed with the SEC on May 25, 2000)

3.6
Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.7
Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. Incorporated herein by reference to Exhibit 3.5 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.8
Certificate of Amendment of Amended Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. Incorporated herein by reference to Exhibit 3.6 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.9
Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock. Incorporated herein by reference to Exhibit 3.7 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.10
Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock. Incorporated herein by reference to Exhibit 3.8 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.11
Certificate of Amendment to Certificate of Incorporation of the Company, dated August 5, 2004. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as filed with the SEC on August 16, 2004)

3.12
Certificate of Amendment to Certificate of Incorporation, dated June 22, 2006. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, as filed with the SEC on August 21, 2006)

3.13
Certificate of Amendment to Certificate of Incorporation of the Company, dated June 22, 2007. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, as filed with the SEC on August 17, 2007.)

3.14
Certificate of Amendment to Certificate of Incorporation of the Company, dated November 19, 2007. (Incorporated herein by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

4.1
Registration Rights Agreement in connection with $7 million maximum offering of Units completed in March 2008. (Incorporated herein by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

Exhibit No.	Description
4.2
Form of Warrant in connection with $7 million maximum offering of Units completed in March 2008. (Incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

10.1
Service agreement with Cell Solutions, LLC. Dated October 9, 2009 (Incorporated herein by reference to Exhibit 10.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.2
Distribution service agreement with Amsino International, Inc. dated April 14, 2010(Incorporated herein by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.3
Consulting agreement with Dr. Mauro Scimia dated April 14, 2010 (Incorporated herein by reference to Exhibit 10.27 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.4
Distribution service agreement with Guanngdong Prosper Channel Medicine Company dated November 30, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 3, 2010)

14.1
Code of Ethics and Business Conduct of Officers, Directors and Employees of CytoCore, Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004)

21.1	Subsidiaries of the Company (Incorporated herein by reference to Exhibit 21 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on April 3, 2008)

23.1*	Consent of L J Soldinger Associates LLC

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOCORE, INC.
By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.
Chief Executive Officer and Chief Financial Officer

Date:	April 11, 2011

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert McCullough, Jr. Robert McCullough, Jr.	Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer and Director)	April 11, 2011

/s/ Alexander M. Milley Alexander M. Milley	Director	April 11, 2011

/s/ John Abeles, M.D. John Abeles, M.D.	Director	April 11, 2011

/s/ Clint Severson Clint Severson	Director	April 11, 2011

Report of Independent Registered Public Accounting Firm
To The Board of Directors and
Stockholders of CytoCore, Inc.
We have audited the accompanying consolidated balance sheet of CytoCore, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoCore, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ L J Soldinger Associates LLC
April 5, 2011
Deer Park, Illinois

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$13	$—
Accounts receivable	9	17
Inventories. net of reserve for valuation of $400,000 for the years ended December 31, 2010 and 2009	108	574
Prepaid expenses and other current assets	25	44

Total current assets	155	635
Fixed assets, net	1,055	1,846
Licenses, patents, and technology, net of amortization	62	62

Inventories, non-current	785	325

Total assets	$2,057	$2,868

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Checks issued in excess of amounts on deposit	$—	$5
Account payable	1,765	2,102
Accrued payroll costs	1,395	818
Accrued expenses	597	1,225
Advances from related parties	1,766	763
Notes payable	175	70
Derivative liability	99	—

Total current liabilities	5,797	4,983

Stockholders’ Equity (Deficit):
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 373,555 shares issued and outstanding at December 31, 2010 and 2009, respectively (Liquidation value of all classes of preferred stock of $2,876 at December 31, 2010).	1,492	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 48,379,042 and 42,173,810 shares issued and issuable and 48,359,833 and 42,154,601 shares outstanding at December 31, 2010 and 2009, respectively	48	42
Additional paid-in capital	92,572	92,106
Treasury stock at cost: 19,209 shares at December 31, 2010 and 2009	(327)	(327)
Accumulated deficit	(97,448)	(95,351)
Accumulated comprehensive loss—Cumulative translation adjustment	(77)	(77)

Total stockholders’ equity	(3,740)	(2,115)

Total liabilities and stockholders’	$2,057	$2,868

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009
Net Sales	$30	$44
Operating Expenses

Cost of revenues	1	3

Research and development (net of settlement of compensation expense of $64,000 for the year ended December 31, 2010 and the settlement of trade debt of $457,000 for the year ended December 31, 2009)	211	(85)

Provision for fixed asset impairment	399	—

Provision for inventory valuation	—	400

Selling, general and administrative (net of settlement of trade debt of $71,000 for the year ended December 31, 2010)	1,669	3,022

Total cost and expenses	2,280	3,340

Operating Loss	(2,250)	(3,296)

Other Income (Expense):

Interest expense	(72)	(34)
Interest expense — related party	(109)	—
Provision for legal settlement	—	(222)

Benefit from derivative liability	334	—

Total other income (expense)	153	(256)

Loss from operations before income taxes	(2,097)	(3,552)
Income taxes	—	—

Net Loss	(2,097)	(3,552)
Preferred stock dividends — unpaid and undeclared	(266)	(266)

Net loss applicable to common stockholders	$(2,363)	$(3,818)

Basic and fully diluted net loss per common share	$(0.05)	$(0.09)

Weighted average number of common shares outstanding	45,688,465	41,874,890

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2010	2009
Operating Activities:
Net loss	(2,097)	$(3,552)
Non—cash charge for legal settlement	—	222
Depreciation	392	379
Amortization of license	100	100
(Decrease) increase in allowance for doubtful accounts	—	(7)
Interest expense imputed upon related party advances	109	—
Provision for inventory valuation	—	400
Provision for fixed asset impairment	399	—
Amortization of discount	55	—
Non-cash interest related to warrant modification	—	21
Stock issued for compensation	36	—
Stock and warrants issued to non-employees for services	36	5
Non-cash compensation expense	1	2
Stock issued to directors for compensation	—	350
Gain on settlements of trade indebtedness and accrued liability	(135)	(457)
Benefit from derivative liability	(334)	—
Changes in assets and liabilities:
Accounts receivable	8	26
Inventories	6	(131)
Prepaid expenses and other current assets	19	14
Checks issued in excess of deposits	(5)	5
Accounts payable	(264)	61
Accrued expenses	553	925

Net cash used for operating activities	(1,121)	(1,637)

Investing activities:
Purchase of license	(36)	(61)
Capital purchases	—	(10)

Net cash used for investing activities	(36)	(71)

Financing activities:
Proceeds from issuance of common stock	100	—
Proceeds from the issuance of convertible debt	75	—
Proceeds from related parties	1,013	885
Proceeds from exercise of warrants and options	—	270
Payments on note	(18)	—

Net cash provided by financing activities	1,170	1,155

Net increase (decrease) increase in cash and cash equivalents	13	(553)

Cash and cash equivalents at beginning of year	—	553

Cash and cash equivalents at end of year	$13	$—

Supplemental disclosure of cash flow information:

Non-cash transaction during the year for:
Issuance of common stock and warrants in settlement of a lawsuit	$538	$—
Payment of accrued wages with common stock	$36	$31
Warrant exercised with debt in satisfaction of related party advances and other liabilities	$—	$168
Note Payable issued in payment of account payable resulting in a gain of $71,000	$69	$—
Conversion of note payable in to common stock	$20	$—
The Company recorded a derivative liability resulting from potential excess shares and a reduction in additional paid in capital	$378	$—
Common stock issued for advances from related party	$10	$—
Common stock issued for accrued expenses	$36	$—
Payment of director fees with common stock	$—	$195
The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

									Accumalated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
January 1, 2009	373,559	$1,492	41,226,903	$41	19,209	$(327)	$91,065	$(91,799)	$(74)	$398
Comprehensive Loss:
Net loss		—		—		—	—	(3,552)	—	(3,552)
Foreign currency translation		—		—		—	—	—	(3)	(3)

Total net comprehensive loss		—		—		—	—	—	—	(3,555)
Series E preferred stock and cumulative dividends converted to common stock	(4)	—	20	—		—	—	—	—	—
Exercise of warrants		—	869,614	1		—	437	—	—	438
Common stock issued for compensation		—	61,144	—		—	576	—	—	576
Common stock issued for services		—	16,129	—		—	5	—	—	5
Warrants issued for compensation		—		—		—	2	—	—	2
Warrants issued for services		—		—		—	21	—	—	21

December 31, 2009	373,555	$1,492	42,173,810	$42	19,209	$(327)	$92,106	$(95,351)	$(77)	$(2,115)

Comprehensive Loss:
Net loss		—		—		—	—	(2,097)	—	(2,097)
Foreign currency translation		—		—		—	—	—	—	—

Total net comprehensive loss		—		—		—	—	—	—	(2,097)
Exercise of warrants		—	485,000	1		—	(1)	—	—	—
Sale of common stock		—	1,333,333	1		—	99	—	—	100
Charge for derivative liability		—		—		—	(378)	—	—	(378)
Common stock issued for compensation		—	450,000	—		—	36	—	—	36
Common stock issued for services		—	150,806	—		—	36	—	—	36
Common stock issued for settlement of lawsuit		—	2,658,800	3		—	502	—	—	505
Common stock issued for debt		—	66,667	—		—	10	—	—	10
Conversion of note for Common Stock		—	1,060,626	1		—	19	—	—	20
Interest imputed on related party advances		—		—		—	109	—	—	109
Warrants issued settlement of lawsuit		—		—		—	33	—	—	33
Warrants issued compensation		—		—		—	1	—	—	1

December 31, 2010	373,555	$1,492	48,379,042	$48	19,209	$(327)	$92,572	$(97,448)	$(77)	$(3,740)

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
          Currently, CCI has one product for sale — its SoftPap collector. CCI is developing, and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.
Going Concern
          The Company has incurred significant operating losses since its inception and has an accumulated deficit at December 31, 2010 of $97,448,000. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing. For the year ended December 31, 2010, the Company sold 1,333,333 shares of restricted, unregistered common stock at an average price of $0.075. CCI received proceeds totaling $100,000.
          CCI has only enough cash to operate into April 2011. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it will be unable to continue its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.
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
          Management believes that it is reasonably possible that the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates concerning the method of depreciation or the useful life of the equipment used in the production of SoftPAP® collection kits, (2) estimates as to the valuation allowance for the amounts recorded and held as inventory of goods and property and equipment and, (3) estimates of possible litigation losses.
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
          Inventory
          As of December 31, 2010 and 2009, inventory consisted of purchased parts totaling $269,000 and $272,000, and finished goods held for sale totaling $624,000 and $627,000, respectively. Inventory is valued at the lower of cost or market, using the first in, first out method. As of December 31, 2009, the Company in testing for lower of cost or market determined a writedown of a portion of the value of the finished goods inventory totaling $400,000 was required in the financial statements.
          Property and Equipment
          Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the assets’ estimated useful lives. Principal useful lives are as follows:

Furniture and fixtures	5 years
Laboratory equipment	5 years
Computer and communications equipment	3 years
Design and tooling	5 years
Machinery and equipment	7 years
Leasehold improvements	Useful life or term of lease,whichever is shorter

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
          Stock Based Compensation
          We follow the guidance of FASB Accounting Standards Codification Section 78-10, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards, if any.
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
          Net Loss Per Share
          Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. CCI’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2010 and 2009 as the effect would be anti-dilutive (i.e. would reduce the loss per share).
          In accordance with SEC Accounting Series Release 280 the Company computes its income or loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from it reported net loss and reports the same on the face of its statement of operations.
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
          The Company follows the guidance of FASB ASC 740-10 which relates to the Accounting for Uncertainty in Income Taxes , which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
          Risks from Concentrations
          Revenues were derived solely from two customers in 2010 and 2009.
Recent Accounting Pronouncements
                    In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, “Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects the adoption of this standard will not have a material effect on its results of operation or its financial position.
                    In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The Company adopted ASU 2010-09 upon issuance and such adoption had no effect on its results of operation or its financial position.
                    In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted ASU 2010-06 upon issuance and such adoption did not have a material impact on the Company’s financial statements.
          In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition (“ASU No. 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Prior to the issuance of ASU No. 2010-17, authoritative guidance on the use of the milestone method did not exist. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Alternatively, ASU No. 2010-17 can be adopted retrospectively for all prior periods. We do not expect the adoption of ASU No. 2010-17 to have a material impact on our financial statements or results of operations.

          In December 2010, the FASB issued an accounting standard update 2010-29 that addresses the disclosure of supplementary pro forma information for business combinations. This update clarifies that when public entities are required to disclose pro forma information for business combinations that occurred in the current reporting period, the pro forma information should be presented as if the business combination occurred as of the beginning of the previous fiscal year when comparative financial statements are presented. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company believes this guidance will have no effect on our consolidated financial statements.
                    In October 2009, the FASB issued a new accounting standard that addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. This new standard addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing accounting standards require a vendor to use objective and reliable evidence of fair value for the undelivered items or the residual method to separate deliverables in a multiple-deliverable arrangement. Under the new standard, it is expected that multiple-deliverable arrangements will be separated in more circumstances than under current requirements. The new standard establishes a hierarchy for determining the selling price of a deliverable for purposes of allocating revenue to multiple deliverables. The selling price used will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The new standard must be prospectively applied to all revenue arrangements entered into in fiscal years beginning on or after June 15, 2010 and became effective for us on January 1, 2011. We believe this guidance will have no effect on our consolidated financial statements.
                    In June 2009, the FASB issued a new accounting standard that amends the accounting and disclosure requirements for the consolidation of variable interest entities. This new standard removes the previously existing exception from applying consolidation guidance to qualifying special-purpose entities and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this new standard, generally accepted accounting principles required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. This new standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This new standard became effective for us on January 1, 2010. The adoption of this standard did not impact our consolidated financial statements.
                    During June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations (ASC 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amended the consolidation guidance applicable to variable interest entities (“VIE”) and changed the approach for determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance was effective for annual periods beginning after November 15, 2009 and was effective for the Company beginning in the first quarter of fiscal 2010. The adoption of this standard had no impact on the Company’s results of operations or financial position.
Note 3. Fixed Assets
Fixed assets consist of the following at December 31:

	2010	2009
	(in thousands)
Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	777	777
Construction in progress	—	399

	2,797	3,196
Less accumulated depreciation and amortization	(1,742)	(1,350)

Total	$1,055	$1,846

     For the years ended December 31, 2010 and 2009, depreciation expense was $392,000 and $379,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory as there was no manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.
     During 2010 when the Company tested its fixed assets for recoverability, it determined that the value associated with its construction in progress was diminished and recorded an impairment of $399,000 to adjust the value to zero.
     During the second quarter of 2009, a supplier filed suit against CCI alleging that the Company owes it approximately $377,000. This supplier had previously placed a lien on all of the Company’s machinery and equipment. See Note 10 -Legal Proceedings for additional information regarding this claim.
Note 4. Licenses, Patents, and Technology
     Licenses, patents, and technology include the following at December 31:

	2010	2009
	(in thousands)
Licenses	$320	$220
Patent costs	133	133
LabCorp Technology Agreement	260	260

Subtotal	713	613
Less accumulated amortization	(651)	(551)

Total	$62	$62

     During 2008, the Company purchased a license for certain technology for an initial total of $200,000. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. During the year ended December 31, 2010, CCI made payments of $36,000 and is obligated to make eight additional monthly payments of $8,000 on this liability. The Company is amortizing the initial license over its estimated useful life of two years, and will amortize the additional payments over one year. All patent costs and technology have been fully amortized.
Note 5. Accrued Expenses
     Accrued expenses include the following at December 31:

	2010	2009
	(in thousands)
Accrued interest	$60	$363
Reserve for legal settlement	—	220
Accrued taxes	268	214
Accrued compensation	90	40
Other accrued expenses	179	388

Total	$597	$1,225

Note 6. Notes Payable
     Notes payable at December 31 consist of:

	2010	2009
	(in thousands)
Asher Enterprises, Inc., $75,000 Convertible Promissory Note issued March 9, 2010; interest rate 8% per annum, due December 10, 2010	$56	$—

White White & Van Etten PC, $68,750 non-interest bearing Promissory Note issued September 30, 2010; payable in eleven equal payments of $6,250; due August 24, 2011	49	—

Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed; due December 27, 1999	34	34

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	15	15

Ventana Medical Systems, Inc., $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest at 8% per annum payable after December 31, 2003	21	21

	$175	$70

     On September 2010, the Company made a settlement with White White & Van Etten (“White”), CCI owed White $140,000. As a result of this settlement, CCI issued a non-interest bearing promissory note in the principal amount of $68,750 payable in 11 monthly payments of $6,250 and White forgave the remaining $71,000. The Company recorded the benefit as a reduction of selling, general and administration expense. The CCI also imputed interest totaling $2,000 on this note at the rate of 5% per annum and is amortizing the interest over the term of the note. As of December 31, 2010, CCI has made three payments.
     In March 2010, the Company received $75,000 in exchange for a convertible promissory note payable to Asher Enterprises (“Asher”), including unpaid interest, and is convertible into common stock at any time. The note accrues interest at 8% and is unsecured. The conversion price is variable and is determined as 58% of the average of the lowest three trading prices during the ten trading day period prior to the conversion notice. As a result, the Company has recorded a discount of $55,000 and a liability equal to the fixed monetary amount known at inception for the conversion option. The discount will be amortized over the term of the note using the effective interest method. Upon issuance of the shares to settle the liability, equity will be increased by the amount of the liability and no gain or loss will be recognized or any difference between the fixed monetary amount known at inception and the ending market price. During 2010 CCI recorded a charge of $55,000 for amortization of the discount and recorded the charge against the derivative liability. During the fourth quarter of 2010, Asher converted $19,500 of principal due under the note into an aggregate 1,060,626 shares of common stock at an average conversion price of $0.0184 per share.
     The Company has failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above, except for White. Such notes require the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. CCI has not received any written declarations of default from holders of its remaining outstanding notes payable.
     During year ended December 31, 2010, the Company was advanced $1,013,000 from related parties. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate the Company has recorded a non-cash interest expense totaling $109,000 on the outstanding balances.
Note 7. Stockholders’ Equity
     Earnings (loss) per share
     A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years Ended December 31,
	2010	2009
Basic and Diluted:
Reported net loss (in thousands)	$(2,097)	$(3,552)
Less unpaid and undeclared preferred stock dividends	(266)	(266)

Net loss applicable to common stockholder	$(2,363)	$(3,818)
Weighted average common shares outstanding	45,688,465	41,874,890
Net loss per common share	$(.05)	$(.09)

     Stock options and warrants to purchase 4,094,709 and 3,471,197 shares and preferred stock convertible into 550,483 and 522,045 shares for the years ended December 31, 2010, and 2009, respectively, were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the years ended December 31, 2010 and 2009, respectively.
     Preferred Stock
     A summary of the Company’s preferred stock as of December 31 is as follows:
A summary of the Company’s preferred stock as of December 31 is as follows:

		Shares Issued &		Preferred Stock Dividends
		Outstanding		Undeclared and Unpaid
	Shares
Offering	Authorized	2010	2009	2010	2009
Series A convertible	590,197	47,250	47,250	—	—
Series B convertible, 10% cumulative	1,500,000	93,750	93,750	37,500	37,500
Series C convertible, 10% cumulative	1,666,666	38,333	38,333	11,500	11,500
Series D convertible, 10% cumulative	300,000	175,000	175,000	175,000	175,000
Series E convertible, 10% cumulative	800,000	19,222	19,222	42,173	42,173
Undesignated Preferred Series	5,143,137	—	—	—	—

Total Preferred Stock	10,000,000	373,555	373,555	266,173	266,173

     Summary of Preferred Stock Terms
Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367—Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time
Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$10.00 per share
Conversion Rate:	0.40—Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2010 were $370,000
Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)

Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2010 were $105,000

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2010 were $1,605,000
Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $422,888
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2010 were $391,000
     Issuance of Securities
     Common Stock
     During the quarter ended December 31, 2010, CCI received proceeds of $50,000 and issued 833,333 shares of restricted unregistered common stock and warrants to purchase 416,667 shares of restricted unregistered common stock at a price of $0.06 per share. For the year ended December 31, 2010, the Company received proceeds of $100,000 and issued 1,333,333 shares of restricted unregister common stock and warrants to purchase 666,333 shares of restricted unregistered shares of common stock at an average exercise price of $0.07 per share. The warrants have a term of three years.
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
     Also in the first quarter of 2010, CCI issued 31,637 shares of restricted, unregistered common stock valued at an average $0.19 per share to a consultant as payment for services rendered. The Company recorded the value of the common stock at $6,000 and recorded the amount as a selling, general and administrative expense. The Company also issued 119,169 vested shares of restricted, unregistered common stock valued at a weighted average $0.19 per share to a consultant as payment for services rendered. The Company recorded the value of the common stock at $30,000 and recorded the amount as a selling, general and administrative expense in 2009 and issued the shares in the second quarter of 2010.
     During the quarter ended December 31, 2010, the Company issued 350,000 shares of restricted, unregistered common stock valued at $0.06 per share to a non-executive employee. The Company recorded the value of the common stock at $21,000 and recorded the amount as a selling, general and administrative expense. During the year ended December 31, 2010, CCI issued an aggregate 450,000 vested shares of restricted, unregistered common stock valued at $0.08 per share to a non-executive employee. The Company recorded the value of the common stock at $36,000 and recorded the amount as a selling, general and administrative expense.

     Also during the fourth quarter of 2010, a holder of a note converted $19,500 of principal into 1,060,626 shares of common stock at an average fair value of $0.018 per share.
     During the quarter ended September 30, 2010, CCI issued 66,667 shares of restricted, unregistered common stock value at $0.15 per share using fair value for the settlement of debt totaling $10,000.
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
     During the year ended December 31, 2009, Board of Directors voted to accept, in lieu of payment for $311,000 due to them, 778,194 shares of restricted, unregistered common stock. The common stock was valued at a fair value of $0.40 per share. The shares have not been issued by the transfer agent.
     For the year ended December 31, 2009, CCI received proceeds totaling $270,000 and reduced its debt by $168,000 from the exercise of warrants to purchase an aggregate 1,552,663 shares of unregistered, restricted common stock. CCI issued 485,000 shares of restricted unregistered common stock during the year ended December 31, 2010. As of December 31, 2010, 193,333 shares were not yet issued by the transfer agent.
     In the first quarter of the 2009 fiscal year, as described in Note 8 below, the Company issued to two of its executive officers an aggregate 61,144 shares of restricted, unregistered common stock valued at $0.50 per share as compensation for services rendered in 2008. The shares were valued at $31,000, and such amount was recorded as compensation in 2008.
     Also, in 2009 the Board of Directors granted each director a bonus of 100,000 shares of restricted, unregistered common stock for services rendered. The shares granted totaled 700,000 and were valued at $0.40 per share. The Company recorded a charge of $280,000 as a selling, general and administrative expense.
     In 2009 CCI also issued 16,129 shares of unregistered, restricted common stock to a consultant and were valued at $0.31 per share. The Company recorded a charge of $5,000 as a selling, general and administrative expense.
     Warrants
     During the quarter ended December 31, 2010, CCI issued warrants to a non-executive employee to purchase 2,000 shares of restricted, unregistered common stock at an exercise price of $0.03 per share. The warrants were valued at $57 using the Black-Scholes valuation model and recorded the amount as a selling, general and administrative expense. For the year ended December 31, 2010, the Company issued warrants to a non-executive employee to purchase an aggregate 13,000 shares of restricted, unregistered common stock at an average exercise price of $0.10 per share. The warrants were valued at $1,000 using the Black-Scholes valuation model and recorded the amount as a selling, general and administrative expense.
     During the three months ended December 31, 2009, the Company issued warrants to purchase 2,000 shares of common stock at an exercise price of $0.04 per share to an employee. During the year ended December 31, 2009, the Company issued warrants to purchase 13,000 shares of common stock with a weighted average exercise price of $0.16 per share to an employee. CCI valued the warrants at $2,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense. These warrants have a term of three years and are immediately exercisable.
     Conversions of Preferred Stock

     During the year ended December 31, 2009, a holder of four shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into 20 unregistered shares of the Company’s common stock. Dividends on these preferred shares were $7.00.
     Application of Black-Scholes Valuation Model
     In applying the Black-Scholes valuation model, the Company used the following assumptions for the years ended December 31:

	2010	2009
Expected volatility	141% - 265%	171% - 250%
Expected term (years)	.21 - 3	1 1/2
Risk-free interest rate	1.00%	1.00%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.15	$0.16
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
     Warrants
     At December 31, 2010, the Company had the following outstanding warrants to purchase shares of Common Stock:

	Total Warrant	Warrant Shares	Exercise Price	Weighted Average
	Shares Outstanding	Exercisable	(not weighted)	Years until Expiration
	4,000	4,000	$0.03	2.78
	418,667	418,667	$0.06	2.75
	2,000	2,000	$0.09	1.62
	259,000	259,000	$0.10	2.89
	2,000	2,000	$0.17	0.86
	9,000	9,000	$0.20	1.39
	217,000	217,000	$0.50	2.14
	7,000	7,000	$0.61	0.68
	25,000	25,000	$1.00	0.16
	5,000	5,000	$1.45	0.33
	490,833	490,833	$1.50	0.32
	5,000	5,000	$1.70	0.25
	240,095	240,095	$1.80	0.92
	10,000	10,000	$1.89	0.53
	2,000	2,000	$1.90	0.43
	2,092,417	2,092,417	$2.00	0.33
	1,000	1,000	$2.23	0.25
	283,266	283,266	$2.25	0.29
	10,000	10,000	$3.25	0.25
	1,431	1,431	$3.50	0.25

Total	4,084,709	4,084,709

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
     The Board of Directors has also granted warrants to purchase common stock of CCI that are not covered by the terms of the Plan.
     For the year ended December 31, 2009. The Company did not grant any options under the Plan or otherwise.
     During the year ended December 31, 2010, the Company issued a non-executive employee warrants to purchase an aggregate 13,000 shares of common stock with exercise prices of $0.03 and $0.10 per share. The Company valued these warrants at $1,000 using the Black-Scholes valuation model. The warrants have a term of three years and are immediately exercisable.
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
     The fair value of each stock option and warrant award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the years ended December 31:

	2010	2009
Expected volatility	141% - 265%	171% - 250%
Expected term (years)	.21 -3	1 1/2—2
Risk-free interest rate	1.00%	1.00
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.09	$0.16
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

     As of December 31, 2010, there were no unrecognized compensation costs related to unvested share-based compensation arrangements since all costs related to grants in 2010 or previous years were fully recognized as of December 31, 2010.
     A summary of the Company’s stock option activity and related information follows:
1999 Stock Option Plan

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Life (Years)
Outstanding at December 31, 2008	110,786	$2.974	$0.00	0.15
Granted	—
Exercised	—
Forfeited	(100,786)	$2.000

Outstanding at December 31, 2009	10,000	$11.940	$0.00	1.42
Granted	—
Exercised	—	—
Forfeited	—

Outstanding at December 31, 2010	10,000	$11.940	$0.00	0.42
Warrants and options issued outside of the Plan for employee compensation

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2008	1,384,000	$1.80	$7,000
Granted	13,000	$0.16
Exercised	(595,000)	$1.60
Forfeited	—

Outstanding at December 31, 2009	802,000	$2.05	—
Granted	13,000	$0.10
Exercised	—
Forfeited	(180,000)

Outstanding at December 31, 2010	635,000	$1.91	—	0.78

     At the Annual Meeting of Stockholders on May 25, 1999, CCI stockholders also approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan offered employees the opportunity to purchase shares of common stock of CCI through a payroll deduction plan at 85% of the fair market value of such shares at specified enrollment measurement dates. The Purchase Plan terminated during the second quarter of 2009. There was no activity in the Purchase Plan in 2009.
Note 9. Leases
     The current facilities lease is for a term of five years terminating on October 31, 2013, with one option to terminate the lease with nine months notice on October 31, 2011. The lease provides for initial annual rental payments of approximately $127,000, increasing each year to reach $150,000 in the final year of the lease. Total rental expense related to the Company’s headquarters location during the years ended December 31, 2009 and 2008 was $133,000 and $136,000, respectively.

     Future minimum annual lease payments under these leases as of December 31, 2010 are:

Operating
Year	Leases
(in thousands)
2011	$141
2012	145
2013	124
2014	—
2015	—

Total	$410

Note 10. Income Taxes
     The provision for income taxes consists of the following for the years ended December 31, 2010 and 2009:

	2010	2009
Federal	$—	$—
State and local	—	—
Foreign	—	—

Total income tax expense	$—	$—

	2010	2009
Current	—	—
Deferred	—	—

Total Income Tax Expense	—	—

     For the years ended December 31, 2010 and 2009, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	2010	2009
Statutory U.S. federal rate	(34.0)%	(34.0)%
Permanent differences	—	—
Valuation allowance	34.0%	34.0%
Provision for income tax expense(benefit)	0.0%	0.0%

     The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2010	2009
	(in thousands)
Deferred Tax Assets:
Net Operating Loss Carryforwards	$29,527	$29,000
Non-cash compensation	189	156
Writedown of intangibles	38	9
Provision for inventory adjustment	136	136
Provision for fixed asset impairment	136	—

	2010	2009
	(in thousands)
Accrued Liabilities	(11)	24
Allowance and reserves	—	5

Total Deferred Tax Assets	30,015	29,330
Deferred Tax Liabilities:
Total Deferred Tax Liabilities	—	—

Net Deferred Tax Asset	30,015	29,330
Valuation Allowance	(30,015)	(29,330)

Net Deferred Tax Asset	$—	$—

     At December 31, 2010 and 2009, CytoCore had net operating loss carry forwards for U.S. federal income tax of approximately $69.9 million and $68.6 million and state income tax of approximately $82.3 million and $81.1 million respectively, which will begin to expire in 2018 and 2017, respectively. In September 2001, the Company acquired 100% of the outstanding stock of AccMed International, Inc. by means of merger of AccuMed into a wholly-owned subsidiary of the Company. AccuMed had a net operating loss carry forward for U.S. federal income tax purposes. For federal tax purposes, the acquired NOL is subject to limitation as prescribed under IRC Section 382 to approximately $6.2 million. The net operating loss carry forward began expiring at approximately $415,000 per year, starting December 31, 2006. At December 31, 2010 total net operating loss carry forward from AccuMed is approximately $3.0 million.
     For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carry forwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $0.6 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively.
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
     Pursuant to FIN 48, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years 2008 and 2009. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
     The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

Amount
Gross Unrecognized tax benefits at December 31, 2009	$—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross Unrecognized tax benefits at December 31, 2010	$—

The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.
Note 11. Derivative Liability
     In March 2010, as discussed in Note 7, the Company issued a note with a variable conversion feature. This resulted in the Company having an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that potentially may exceed the number of the Company’s total authorized common shares. Consequently, the Company is required to record a liability for the potential excess of shares over the authorized amount. The Company is required to revalue this liability no less than every quarter. The Company determined that the excess shares were related to warrants issued and outstanding as of March 31, 2010. Based upon the Financial Accounting Standards Board (FASB) guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. As a result, the Company recorded an initial liability of $313,000. The Company increased the liability and reduced additional paid in capital by $173,000 as a result of an additional derivative liability for new warrants and convertible preferred stock. As of December 31, 2010, the Company remeasured this liability, and the Company reduced this liability to $44,000 and correspondingly recorded an unrealized benefit of $96,000. Also included in the derivative liability balance at December 31, 2010 is $55,000 from a note discounted as described in Note 7. As a result, the derivative liability has a balance of $99,000 as December 31, 2010.
Note 12. Commitments and contingencies
Legal Proceedings
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
     In April 2009, the Company entered into a tentative settlement agreement with NeoMed. The terms of the agreement provided that the Company would issue to NeoMed 2,658,800 shares of restricted, unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock at an exercise price of $0.50 per share. As a result of the tentative settlement, the Company made an additional provision totaling $948,000, which was charged to other expense in the first quarter of 2009. In February 2010, the settlement agreement was approved by the court and CCI issued 2,658,800 shares of restricted unregistered common stock and a warrant to purchase 217,000 shares of restricted unregistered common stock to NeoMed. The warrant has a term of three years and is exercisable immediately. As a result of the settlement becoming final, CCI reduced the $948,000 provision to $222,000 in the fourth quarter. The $726,000 credit was applied to other expense.
     Wildman, Harrold, Allen & Dixon LLP. In November 2009, Wildman, Harrold, Allen & Dixon (“Wildman”) filed suit against the Company in the Circuit Court of Cook County Illinois (Case No. 2009-L-013902). Wildman alleged that the Company failed to pay for legal services in the amount of $41,407. In January 2010, the Company entered into a Confession of Judgment and a payment plan with Wildman. The Company has made all of the required payments and believes that it has no further obligation.
Pending as of December 31, 2010
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
Securities and Exchange Commission
     SEC Civil Action. In January 2011, the Securities and Exchange Commission (“SEC”) filed a civil injunction action against the Company, Daniel J. Burns, the former Chairman of the Board of Directors of the Company, and Robert F. McCullough, Jr., Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company, in the United States District Court sitting in the Northern District of Illinois. The SEC alleged that between 2003 and 2008, the Company paid compensation to unregistered broker/dealers and failed to accurately report the beneficial ownership of certain of our officers and directors in our SEC filings. In February, 2011, the Company consented to the entry of a final judgment which permanently restrains and enjoins the Company from violating Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 15(a) of the Exchange Act, and from aiding and abetting others in such violations. In connection with the foregoing settlement, the Company agreed that for a period of at least two years it will establish and comply with internal policies and procedures designed to prevent it from future violations of certain federal securities laws.
     As a result of the SEC complaint, the company learned that false billing for expense had been submitted to it by a former board member noted in the complaint.
Other claims
     Other Creditors. CCI was a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims. CCI does not consider any of these claims to be material.
     During the year ended December 31, 2010, CCI entered into a settlement with a vendor to pay $69,000. As a result, the vendor forgave $71,000 of debt. The settlement was recorded as a reduction in Selling, General and administration expense. Also in fourth quarter of 2010, a former employee entered into a settlement with CCI. The Company paid the former employee $15,000 and recorded a reduction of $64,000 in Research and Development.
     In 2009, a vendor entered into a non-cash settlement releasing the Company from an obligation totaling $457,000. The settlement was recorded as a reduction in Research and Development expense.
Commitments
     The Company has entered into long term commitments with a distributer in China
     As a result of cash constraints experienced by the Company, the Illinois Franchise Taxes due for the year 2010 and 2009 have not been paid. CCI believes that it has made adequate provision for the liability including penalties and interest.
Note 13. Related Party Transactions
     During the year ended December 31, 2010, the Company was advanced $1,013,000 from related parties. These advance are payable upon demand and are non-interest bearing.
     During the year ended December 31, 2009, the Company was advanced $884,000 from related parties. Of these advances, $121,000 was used to exercise warrants held by the lender in lieu of the Company receiving cash payments. This resulted in a remaining balance of $763,000 as of December 31, 2009. These advance are payable upon demand and are non-interest bearing.
     Our Chief Executive Officer exercised warrants to purchase an aggregate 485,000 shares of unregistered restricted common stock at a modified price of $0.25 through the reduction of $121,500 of debt. CCI recorded a charge of $15,000 related to this warrant modification for those warrants which were originally issued as stock based compensation. These shares were issued in 2010
     In 2009, our former Chairman of the Board Daniel J. Burns exercised warrants to purchase an aggregate 185,000 shares of unregistered, restricted common stock at a modified price of $0.25 through the reduction of $46,000 of debt owed by CCI to him. This warrant modification was made available by the Company to all holders of warrants to purchase shares of the common stock of the Company.
Note 13. Subsequent Events
     Through April 8, 2011, the Company received additional advances of $245,000 from a related party to fund operations. These advances are non-interest bearing and are due on demand.
     Also during the first quarter of 2011, Asher Enterprises, Inc. converted $30,000 of principal due under their note into 3,025,812 shares of common stock at an average conversion price of $0.01 per share.