Form 10-Q
period 2011-03-31
CytoCore Inc
filed 2011-05-16
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________.

Commission File number    0-935

CYTOCORE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4296006
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

414 North Orleans Street, Suite 510
Chicago, IL 60654
(Address of Principal Executive Offices)

(312) 222-9550
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No  ☐  (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rue 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE, AT MAY 12, 2011:    54,480,671

CYTOCORE, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

a) Condensed Consolidated Balance Sheets – March 31, 2011(unaudited) and December 31, 2010		2

b) Condensed Consolidated Statements of Operations — Three months ended March 31, 2011 and March 31, 2010 (unaudited)		3

c) Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2011 and March 31, 2010 (unaudited)		4

d) Notes to Condensed Consolidated Financial Statements (unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	15

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 6.	Exhibits	16

SIGNATURES		17

EXHIBIT INDEX		18

Exhibit 31 Section 302 Certification
Exhibit 32 Section 906 Certification

PART I. — FINANCIAL INFORMATION

Item 1.   Financial Statements

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	March 31,	December 31,
	2011	2010*
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$—	$13
Accounts receivable	9	9
Inventories	108	108
Prepaid expenses and other current assets	20	25
Total current assets	137	155

Fixed assets, net	957	1,055
Licenses, patents and technology, net of amortization	37	62
Inventories, non-current	785	785
Total assets	$1,916	$2,057

Liabilities and Stockholders’ Deficit
Current Liabilities:
Checks issued in excess of amounts on deposit	$12	$—
Accounts payable	1,695	1,765
Accrued payroll costs	1,521	1,395
Advances payable to related parties	2,001	1,766
Accrued expenses	617	597
Derivative liability	50	99
Notes payable	134	175
Total current liabilities	6,030	5,797

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,555 shares issued and outstanding at March 31, 2011 and December 31, 2010 (Liquidation value of all classes of preferred stock $2,876 at March 31, 2011)	1,492	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 52,109,570 and 48,379,042 shares issued and 52,090,361 and 48,359,833 shares outstanding at March 31, 2011 and December 31, 2010, respectively	52	48
Additional paid-in-capital	92,693	92,572
Treasury stock: 19,209 shares at March 31, 2011 and December 31, 2010	(327)	(327)
Accumulated deficit	(97,946)	(97,448)
Accumulated comprehensive loss—
Cumulative translation adjustment	(78)	(77)
Total stockholders’ deficit	(4,114)	(3,740)
Total liabilities and stockholders’ deficit	$1,916	$2,057

* Derived from audited information

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$7	$8

Operating expenses
Cost of revenues	—	—
Research and development, (net of settlement of trade debt of $15 for the three months ended March 31, 2011	51	65
Selling, general, and administrative	422	499
Total operating expenses	473	564

Operating loss	(466)	(556)

Other income (expense):

Benefit from derivative liability	13	89
Interest expense – related party	(38)	—
Interest expense	(7)	(2)
Total other income (expense)	(32)	87
Net loss	(498)	(469)

Preferred stock dividend	(65)	(65)

Net loss applicable to common stockholders	$(563)	$(534)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighed average number of common shares outstanding	49,436,617	43,385,041

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31,
	2011	2010

Operating Activities:
Net loss	$(498)	$(469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	124
Stock issued to non-employees for services	—	6
Benefit from derivative liability	(13)	(89)
Interest expense imputed on related party advances	38	—
Common stock issued for services	21	—
Gain on settlement of trade indebtedness	(15)	—
Changes in assets and liabilities:
Checks issued in excess of amounts on deposit	12	(5)
Accounts receivable	1	6
Inventories	—	1
Prepaid expenses and other current assets	5	16
Accounts payable	(55)	47
Accrued expenses	146	191

Net cash used in operating activities	(236)	(172)

Investing activities:
Net cash used in investing activities	—	—

Financing activities:
Proceeds from related parties	235	115
Proceeds from issuance of convertible note	—	75
Repayment of notes	(12)	—

Net cash provided by financing activities	223	190

Net increase (decrease) in cash and cash equivalents	(13)	18

Cash and cash equivalents at the beginning of period	13	—

Cash and cash equivalents at end of period	$—	$18

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Issuance of common stock and warrants in settlement of a lawsuit	$—	$538
Reduction of derivative liability	36	—
Stock issuable for accrued liability	—	30

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

Currently, CCI has one product for sale – its SoftPap collector. CCI is developing, and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®.  CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers.  Current CytoCore Solutions products are focused upon cervical cancer.  CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others.  Within each of these markets CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

The Company has incurred significant operating losses since its inception.  Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products.  These circumstances raise substantial doubt about CCI’s ability to continue as a going concern.  Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At March 31, 2011, the Company did not have any cash to fund its operations.

If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it will be unable to continue its product development efforts and other activities and will be forced to curtail or cease operations.  The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.                 Basis of Presentation

The consolidated financial statements for the periods ended March 31, 2011 and 2010 included herein are unaudited.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature except for those related to the derivative liability described in note 9.These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC.

The Company’s comprehensive net loss is as follows:
	Three months ended
	March 31,
	2011	2010
	(Unaudited)

Net loss applicable to common stockholders	$(563)	$(534)
Foreign currency adjustment	(1)	—
Comprehensive net loss applicable to common stockholders	$(564)	$(534)
Basic and diluted comprehensive net loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	49,436,617	43,385,041

Note 3.                  Inventory

Inventory consists of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Purchased parts	$269	$269
Finished goods	624	624
Total inventory	893	893
Less: inventory non-current	785	785
Total inventory current	$108	$108

Inventory is valued at the lower of cost or market, using the first in, first out method. Due to the uncertainty as to the timing of sales, the Company has classified $785,000 of inventory as non-current. Additionally, as required by FASB ACS 330-10-30-7 relating to inventory costs, items such as idle facility expense, excessive spoilage, freight, handling costs and re-handling costs are recognized as current period charges. The allocation of fixed production overheads to the costs of conversion are based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred.

Note 4.	Fixed Assets

Fixed assets consist of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	777	777
	2,797	2,797
Less accumulated depreciation and amortization	(1,840)	(1,742)
Total	$957	$1,055

For the quarters ended March 31, 2011 and 2010, depreciation expense was $98,000 and $98,000, respectively.  The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

During 2009, a supplier filed suit against CCI alleging that the Company owes it approximately $377,000. This supplier had previously placed a lien on all of the Company’s machinery and equipment. See Note 10 -Legal Proceedings for additional information regarding this claim.

Note 5.                  Licenses, Patents, and Technology

Licenses, patents, and technology include the following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Licenses	$320	$320

Patent costs	133	133
LabCorp Technology Agreement	260	260
	713	713
Less accumulated amortization	(676)	(651)
Total	$37	$62

During 2008, the Company purchased a license for certain technology for an initial total of $200,000.  In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. As of March 31, 2011, CCI owed $64,000 on this liability. The Company amortized the initial license over its estimated useful life of two years, and is amortizing the additional payments over one year.  All patent costs and technology have been fully amortized.

 Note 6.                 Accrued Expenses

Accrued expenses include the following:

	March 31,	December 31,
	2011	2010
	(unaudited)

Accrued interest	$61	$60
Accrued franchise and other taxes	295	268
Accrued compensation	105	90
Other accrued expenses	156	179
Total	$617	$597

Note 7.                  Notes Payable and Advances-related parties

Notes payable to unrelated parties consist of:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Asher Enterprises, Inc., $75,000 Convertible Promissory Note issued March 9, 2010; interest rate 8% per annum, due December 10, 2010	$26	$56

White, White & Van Etten PC, $68,750 non-interest bearing Promissory Note issued September 30, 2010; payable in eleven equal payments of $6,250; interest imputed at 5% per annum, due August 24, 2011	38	49

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001	15	15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34
	$134	$175

In March 2010, the Company received $75,000 in exchange for a Convertible Promissory Note payable to Asher Enterprises, including unpaid interest and is convertible into unregistered, restricted common stock at any time. The note currently bears interest at the default rate of 22% per annum as of December 10, 2010. The conversion price is variable and is determined as 58% of the average of the lowest three trading prices during the ten trading day period prior to the conversion notice.  In accordance with FASB guidance related to convertible debt issued with a variable conversion feature, the company has recorded a discount and derivative liability in the amount of $55,000 equal to the fixed monetary amount known at inception for the conversion option.  The discount was amortized over the term of the note using the effective interest method.  Upon issuance of the shares to settle the liability, equity will be increased by the amount of the liability and no gain or loss will be recognized on any difference between the fixed monetary amount known at inception and the ending market price. As of March 31, 2011, CCI has reduced the liability and increased equity by approximately $36,000, due to conversions of principal into common stock.

The Company has failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above, except for White, White and Van Etten.  Such notes require the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence.  CCI has not received any written declarations of default from holders of its remaining outstanding notes payable.

During the three months ended March 31, 2011, the Company was advanced $235,000 from related parties. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate, the Company has recorded a non-cash interest expense totaling approximately $38,000 on the outstanding balance for the quarter.

Note 8.                 Stockholders’ Equity (Deficit)

Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
Basic and Diluted:
Net loss applicable to common stockholder (in thousands)	$(563)	$(534)
Weighted average common shares outstanding	49,436,617	43,385,041
Net loss per common share	$(0.01)	$(0.01)

Stock options and warrants to purchase 2,507,362 and 3,659,304 common shares and preferred stock convertible into 557,496 and 529,057 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended March 31, 2011 and March 31, 2010, respectively.

Preferred Stock

A summary of the Company’s preferred stock is as follows:
	March 31,	December 31,
	2011	2010
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
	(unaudited)

Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	19,222	19,222
Total Preferred Stock	373,555	373,555

As of March 31, 2011 and 2010, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with ASC 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

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
Cumulative and undeclared dividends in arrears at March 31, 2011 were $379,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2011 were $108,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2011 were $1,648,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share, $422,888
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at March 31, 2011 were $401,000

Issuance of Common Stock for Conversion of Debt

During the quarter ended March 31, 2011, a holder of a note converted $30,000 of principal into 3,025,812 shares of common stock at an average fair price of $0.01 per share.

Issuance of Common Stock as Payment for Services

As of March 31, 2011, CCI was contractually obligated to issue 700,000 shares of restricted, unregistered common stock to a consultant as payment for services. The Company recorded a charge of $21,000 for these shares a selling, general and administrative expense. The shares have not yet been issued by the transfer agent.

           During the quarter ended March 31, 2011, the Company was contractually obligated to issue 270,336 shares of restricted, unregistered common stock to a consultant, and recorded $6,000 as a selling, general and administrative expense.  The shares have not yet been issued.

Also during the quarter ended March 31, 2011, the Company was contractually obligated to issue additional shares of common stock for consulting services amounting to $9,000.  The shares have not yet been issued.

Application of Black-Scholes Valuation Model

In applying the Black-Scholes valuation model, the Company used the following assumptions for the three months ended March 31, 2011 and 2010:

	2011	2010
Expected volatility	36%-402%	250%
Expected term (years)	0.04 – 2.51	1.5
Risk-free interest rate	1.00%	1.00%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.01	$0.15

Note 9.                  Derivative Liability

As discussed in Note 7, in March 2010, the Company issued a note with a variable conversion feature. This resulted in the Company recording a derivative liability for the variable conversion feature in accordance with ASC 480-10. In addition, this also resulted in the Company having to account for an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that potentially may exceed the number of the Company’s total authorized common shares. Consequently, the Company was required to record a liability for the potential excess of shares over the authorized amount. The Company is required to revalue this liability no less than every quarter. The Company determined that the excess shares were related to warrants and preferred stock issued and outstanding as of March 31, 2011 and 2010. Based upon the Financial Accounting Standards Board (FASB) guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. In March 2010, the Company measured and recorded an inception liability, and has remeasured this liability quarterly. At December 31, 2010, this liability totaled $44,000. As of March 31, 2011, in accordance with the FASB guidance, the Company remeasured this liability and reduced this liability to approximately $31,000 by recording an unrealized benefit of approximately $13,000. Also included in the derivative liability balance at March 31, 2011 is $19,000 from a note discounted as discussed in Note 7. As a result, the derivative liability has a balance of $50,000 as of March 31, 2011.

 Note 10.                Legal Proceedings

The Company is a party to a pending legal proceeding which is described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The Company also settled a legal proceeding during the first quarter of 2011. To the Company’s knowledge, there have been no cases initiated by or against the Company, nor any cases resolved, since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed with the SEC except as described herein. A summary of the pending and settled cases is as follows:

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

SEC Civil Action. In January 2011, the Securities and Exchange Commission (“SEC”) filed a civil injunction action against the Company, Daniel J. Burns, the former Chairman of the Board of Directors of the Company, and Robert F. McCullough, Jr., Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company, in the United States District Court sitting in the Northern District of Illinois.  The SEC alleged that between 2003 and 2008, the Company paid compensation to unregistered broker/dealers and failed to accurately report the beneficial ownership of certain of its officers and directors in its SEC filings.  In February 2011, the Company consented to the entry of a final judgment which permanently restrains and enjoins the Company from violating Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 15(a) of the Exchange Act, and from aiding and abetting others in such violations.  In connection with the foregoing settlement, the Company agreed that for a period of at least two years it will establish and comply with internal policies and procedures designed to prevent it from future violations of certain federal securities laws.

As a result of the SEC complaint, the Company learned that false billing for expenses had been submitted to it by a former board member noted in the complaint.

Other claims

CCI has been a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims.  CCI does not consider any of these claims to be material.

During the quarter ended March 31, 2011, the Company entered into a settlement with a vendor to pay $32,000. As a result, the vendor forgave $15,000 of debt. The settlement was recorded as a reduction in Research and Development expense.

Contingencies

The Company has not filed its franchise returns for 2010 and 2009 or paid its franchise tax for those years. CCI believes that it has made adequate provision for the liability including penalties and interest.

NOTE 11.             Subsequent Event

Subsequent to March 31, 2011, a holder of a note converted $14,000 of principal into 2,372,881 shares of common stock at an average fair price of $0.01 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation there on or similar terminology or expressions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors, our ability to develop new products and respond to technological changes in the markets in which we compete, our ability to obtain government approvals of our products, our ability to market our products, changes in third-party reimbursement procedures and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview of CytoCore, Inc.

We are developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®.  Currently, we have one product for sale – our SoftPap collector.  We are developing, and plan to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®.  Our products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer.  We plan to expand our focus to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

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

Outlook

We have incurred significant losses since inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products.  Implementation of our plans and our ability to continue as a going concern will depend upon our ability to increase sales of our products, develop new products, and raise substantial additional capital. During the year ended December 31, 2010, we raised approximately $1.2 million; through the sale of common stock ($100,000), proceeds from the issuance of convertible debt ($75,000), and advances from related parties ($1,013,000). During the three months ended March 31, 2011, we raised approximately $235,000 through advances from related parties. We repaid $12,000 of notes during the same period.

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
There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2010, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.  For further discussion of our accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, including the notes to our consolidated financial statements included therewith, as filed with the SEC.

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Three Months Ended March 31, 2011 as compared to Three Months Ended March 31, 2010

Revenue

Revenues for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010 decreased $1,000, or 13%, from $8,000 to $7,000.  This decrease was the result of a reduction in revenue from the licensing fees for our slide-based installed systems.

 Costs and Expenses

Cost of Revenues

There was no cost of revenues for the quarters ended March 31, 2011 and 2010 since we had no sales of our SoftPAP product during the quarters.

Research and Development

For the three months ended March 31, 2011, our research and development (“R&D”) expenses were $51,000, a $14,000 or 22% decrease from R&D expenses of $65,000 for the corresponding period in 2010.  Of this $14,000 decrease, $15,000 related to a settlement with a vendor, which was partially offset by an increase of $1,000 in other costs.

R&D expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at our Chicago facility.

Selling, General and Administrative

For the three months ended March 31, 2011, selling, general and administrative expenses (“SG&A”) were $422,000, a decrease of $77,000 or 15%, from SG&A expenses of $499,000 for the corresponding period in 2010.  Of this $77,000 decrease, administrative salary expenses decreased $40,000, professional fees decreased $66,000, insurance expense decreased $23,000, computer support cost decreased $5,000, marketing expenses decreased by $2,000, consultant expenses decreased by $2,000, and other costs decreased $4,000. These reductions were partially offset by increases of $27,000 in franchise taxes, $18,000 in transfer agent fees, $10,000 in director fees, and $10,000 in financing costs.

Other Income (Expense)

Interest expense increased $43,000 to $45,000 for the three month period ended March 31, 2011 from interest expense of $2,000 for the quarter ended March 31, 2010. Of this increase, $38,000 relates to the non-cash charge for related party advances.

During the quarter ended March 31, 2011, we recorded a non-cash benefit from the derivative liability of $13,000 which represented a decrease of $76,000 or 85%, from the $89,000 benefit recorded in the quarter ended March 31, 2010. This reduction resulted from the remeasurement of the derivative liability as described in Note 8 to the financial statements.

Net Loss

The net loss from operations for the three-month period ended March 31, 2011 was $498,000, as compared to $469,000 for the corresponding period in 2010, an increase of $29,000 or 6%. Of this increase, $76,000 resulted from a non-cash reduction in the benefit from derivative liability and a $43,000 increase in interest expense, partially offset by reductions in R&D and SG&A expenses due to insufficient funds to complete our business plans.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, increased to $563,000 for the quarter ended March 31, 2011 from $534,000 for the quarter ended March 31, 2010, an increase of $29,000 or 5%.  The net loss per common share for each of the three month periods ended March 31, 2011 and March 31, 2010 was $0.01 per share on 49,436,617 and 43,385,041 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

To date, our capital resources and liquidity needs have been met from advances from related parties, and sales of our debt and equity securities to individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements.  We have obtained operating funds for the business since inception through private offerings of debt and equity securities to U.S. accredited and foreign investors.  We will be required to make additional offerings in the future to support the operations of the business until we are able to generate sufficient income from the sale of our products. We used $236,000 for operating activities during the three months ended March 31, 2011. During the quarter ending March 31, 2011, approximately $51,000 was incurred for R&D and approximately $422,000 was incurred for SG&A functions.

We did not engage any investing activity during the quarter ended March 31, 2011.  At this time, we have no other material commitments for capital expenditures during the remainder of the 2011 fiscal year.

We were able to raise proceeds of $235,000 through advances from related parties during the three months ended March 31, 2011. We repaid $12,000 of notes during the same period. The proceeds were used to develop our products and satisfy certain present and past obligations. At March 31, 2011, we did not have any cash on hand. We continue to meet with qualified investors and although no assurance can be given, we believe will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations.

Our operations have been, and will continue to be, dependent upon management’s ability to raise operating capital through the issuance and sale of debt and equity securities and advances from related parties. We have incurred significant operating losses since inception of the business. We expect that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. If we are unable to obtain adequate additional financing or generate profitable sales revenue, or negotiate a favorable settlement plan with creditors, we may be unable to continue our product development and other activities and may be forced to cease operations. The consolidated financial statements presented do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, who also serves as our chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive and chief financial officer has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As a result of our settlement with the United States Securities and Exchange Commission (“SEC”), we established and implemented additional internal controls designed to prevent us from future violations of certain federal securities laws.  Specifically, on April 5, 2011, we adopted written internal control procedures which: (i) prohibit the Company and its officers, directors, shareholders, employees or representatives from entering into any consulting, employment or personal services agreement with any person or entity without the prior written approval of the controller of the Company; (ii) prohibit the Company and its officers, directors, shareholders, employees and representatives from making, directly or indirectly, any payment of any commission or fees to any person or entity based on such person’s fundraising efforts for the Company unless such person or entity is registered as a broker with the SEC; (iii) require the controller of the Company, or such other person as designated by the controller of the Company, on an annual basis, to inform all employees, officers and directors of the Company of the foregoing policies and require all such employees, officers and directors to certify, on an annual basis, their acknowledgment of such policies; (iv) require the controller of the Company to report any consulting, employment or personal services agreement entered into by the Company to the full board of directors no later than the next scheduled board meeting following the executions of such agreement; and (v) require the controller of the Company to certify to the board of directors that any consulting, employment or personal services agreement entered into by the Company complies with the Company’s policy prohibiting payment of commissions or fees to any person or entity based on that person’s fundraising efforts for the Company, unless such person or entity is registered as a broker with the SEC.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

There were no new legal matters of material developments in existing matters during the quarter ending March 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2011, a holder of a note converted $30,000 of principal into 3,025,812 shares of common stock at an average fair price of $0.01 per share.

During the quarter ended March 31, 2011, we were obligated to issue 700,000 shares of restricted, unregistered common stock to a consultant as payment for services rendered.

During the quarter ended March 31, 2011, the Company was contractually obligated to issue 270,336 shares of restricted, unregistered common stock to a consultant, and recorded $6,000 as a selling, general and administrative expense.  The shares have not yet been issued.

Also during the quarter ended March 31, 2011, the Company was contractually obligated to issue additional shares of common stock for consulting services amounting to $9,000.  The shares have not yet been issued.

We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for sales to a limited number of accredited investors, employees, service providers, or creditors with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.  Transfer of the shares has been restricted in accordance with applicable law and we have made independent determinations that investors were accredited or sophisticated, that they were capable of analyzing the merits and risks of their investment, that they understood the speculative nature of their investment, and that they had access to our SEC filings.

Item 3. Defaults upon Senior Securities

As of March 31, 2011, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note.  The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence.  There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice.

Item 6.  Exhibits

Exhibit
Number	Description

31.1
Section 302 certification by principal executive and chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted  pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by principal executive and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer

Date:  May 16, 2011

EXHIBIT INDEX

Exhibit
Number	Description

31.1
Section 302 certification by principal executive and chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by principal executive and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.