Form 10-Q
period 2011-06-30
CytoCore Inc
filed 2011-08-15
CIK 75439

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☒  No  ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rue 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE, AT AUGUST 11, 2011:    58,978,747

CYTOCORE, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

a) Condensed Consolidated Balance Sheets – June 30, 2011(unaudited) and December 31, 2010	2

b) Condensed Consolidated Statements of Operations – Six and three months ended June 30, 2011 and June 30, 2010 (unaudited)	3

c) Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2011 and June 30, 2010 (unaudited)	4

d) Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4. Controls and Procedures	16

PART II. — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 6. Exhibits	18

SIGNATURES	19

EXHIBIT INDEX	20

Exhibit 31.1 Section 302 Certification
Exhibit 32.1 Section 906 Certification

PART I. — FINANCIAL INFORMATION

Item 1.    Financial Statements

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	June 30,	December 31,
	2011	2010*
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$—	$13
Accounts receivable	7	9
Inventories	108	108
Prepaid expenses and other current assets	15	25
Total current assets	130	155

Fixed assets, net	861	1,055
Licenses, patents and technology, net of amortization	12	62
Inventories, non-current	785	785
Total assets	$1,788	$2,057

Liabilities and Stockholders’ Deficit
Current Liabilities:
Checks issued in excess of amounts on deposit	$2	$—
Accounts payable	1,665	1,765
Accrued payroll costs	1,642	1,395
Advances payable to related parties	2,181	1,766
Accrued expenses	649	597
Derivative liability	—	99
Notes payable	89	175
Total current liabilities	6,228	5,797

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,555 shares issued and outstanding at June 30, 2011 and December 31, 2010 (Liquidation value of all classes of preferred stock $2,876 at June 30, 2011)	1,492	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 58,997,956 and 48,379,042 shares issued or issuable and 58,978,747 and 48,359,833 shares outstanding at June 30, 2011 and December 31, 2010, respectively	59	48
Additional paid-in-capital	92,852	92,572
Treasury stock: 19,209 shares at June 30, 2011 and December 31, 2010	(327)	(327)
Accumulated deficit	(98,438)	(97,448)
Accumulated comprehensive loss—
Cumulative translation adjustment	(78)	(77)
Total stockholders’ deficit	(4,440)	(3,740)
Total liabilities and stockholders’ deficit	$1,788	$2,057

* Derived from audited information

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net revenues	$14	$16	$7	$8

Operating expenses

Cost of revenues	—	—	—	—
Research and development, net of settlement of trade debt of $15 for the six months ended June 30, 2011	115	130	64	65
Selling, general and administrative	833	802	411	303

Total operating expenses	948	932	475	368

Operating loss	(934)	(916)	(468)	(360)

Other income (expense)

Benefit from derivative liability	30	182	17	93
Interest expense – related party	(79)	—	(42)	—
Interest expense	(7)	(28)	1	(26)
Total other income (expense)	(56)	154	(24)	67

Net loss	(990)	(762)	(492)	(293)

Preferred stock dividend	(132)	(132)	(66)	(66)

Net loss applicable to common stockholders	$(1,122)	$(894)	$(558)	$(359)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	52,849,015	45,383,764	55,271,305	46,419,294

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010

Operating Activities:
Net loss	$(990)	$(762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	247
Amortization of discount	—	22
Common stock issued to non-employees for services	—	6
Common stock issued for compensation expense	18	15
Non-cash compensation expense	—	1
Benefit from derivative liability	(30)	(182)
Interest expense imputed on related party advances	79	—
Common stock to be issued for services	66	—
Gain on settlement of trade indebtedness	(15)	—
Changes in assets and liabilities:
Checks issued in excess of amounts on deposit	2	6
Accounts receivable	2	14
Inventories	—	3
Prepaid expenses and other current assets	10	23
Accounts payable	(87)	(157)
Accrued expenses	305	141

Net cash used in operating activities	(396)	(623)

Investing activities:
Purchase of license	—	(20)

Net cash used in investing activities	—	(20)

Financing activities:
Proceeds from related parties	415	518
Proceeds from issuance of convertible note	—	75
Proceeds from sale of common stock	—	50
Repayment of notes	(32)	—

Net cash provided by financing activities	383	643

Net increase (decrease) in cash and cash equivalents	(13)	—

Cash and cash equivalents at the beginning of period	13	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Issuance of common stock and warrants in settlement of a lawsuit	$—	$538
Stock issuable for liability	—	30
Warrants exercised with debt in satisfaction of related party advances	—	121
Intangible cost included in accounts payable	—	80
Conversion of debt and accrued interest to common stock	59	—
Reclassification of liability (relating to variable conversion feature) to additional paid-in- capital upon conversion of debt	55	—
Reclassification of excess share derivative liability to additional paid-in capital	14	—

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except per share amounts)
(Unaudited)

Note 1.	Organization

CytoCore, Inc. (“CCI” or the “Company”) was incorporated in Delaware in December 1998. Except where the context otherwise requires, “CCI,” the “Company,” “we,” “our” and “us” refers to CytoCore, Inc. and our subsidiaries and predecessors.

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

The Company has incurred significant operating losses since its inception.  Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products.  These circumstances raise substantial doubt about CCI’s ability to continue as a going concern.  Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At June 30, 2011, the Company did not have any cash to fund its operations.

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

The consolidated financial statements for the periods ended June 30, 2011 and 2010 included herein are unaudited.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature except for those related to the derivative liability described in note 9. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC.

The Company’s comprehensive net loss is as follows:

	Six months ended
	June 30,
	2011	2010
	(Unaudited)

Net loss applicable to common stockholders	$(1,122)	$(894)
Foreign currency adjustment	(1)	—
Comprehensive net loss applicable to common stockholders	$(1,123)	$(894)

Basic and diluted comprehensive net loss per common share	$(0.02)	$(0.02)
Basic and diluted weighted average number of common shares outstanding	52,849,015	45,383,764

Note 3.	Inventory

Inventory consists of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Purchased parts	$269	$269
Finished goods	624	624
Total inventory	893	893
Less: inventory non-current	785	785
Total inventory current	$108	$108

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

Note 4.	Fixed Assets

Fixed assets consist of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	777	777
	2,797	2,797
Less accumulated depreciation and amortization	(1,936)	(1,742)
Total	$861	$1,055

For the six months ended June 30, 2011 and 2010, depreciation expense was $194,000 and $196,000, respectively.  The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

During 2009, a supplier filed suit against the Company alleging that it owes the supplier approximately $377,000. This supplier had previously placed a lien on all of the Company’s machinery and equipment. See Note 10 -Legal Proceedings for additional information regarding this claim.

Note 5.	Licenses, Patents, and Technology

Licenses, patents, and technology include the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Licenses	$320	$320
Patent costs	133	133
LabCorp Technology Agreement	260	260
	713	713
Less accumulated amortization	(701)	(651)
Total	$12	$62

During 2008, the Company purchased a license for certain technology for an initial total of $200,000.  In addition, the Company is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. As of June 30, 2011, the Company owed $64,000 on this liability. The Company amortized the initial license over its estimated useful life of two years, and is amortizing the additional payments over one year.  All patent costs and technology have been fully amortized.

Note 6.	Accrued Expenses

Accrued expenses include the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Accrued interest	$56	$60
Accrued franchise and other taxes	322	268
Accrued compensation	120	90
Other accrued expenses	151	179
Total	$649	$597

Note 7.	Notes Payable and Advances-related parties

Notes payable to unrelated parties consist of:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Asher Enterprises, Inc., $75,000 Convertible Promissory Note issued March 9, 2010; interest rate 8% per annum, due December 10, 2010	$—	$56

White, White & Van Etten PC, $68,750 non-interest bearing Promissory Note issued September 30, 2010; payable in eleven equal payments of $6,250; interest imputed at 5% per annum, due August 24, 2011	19	49

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001.	15	15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34
	$89	$175

In March 2010, the Company received $75,000 in exchange for a Convertible Promissory Note payable to Asher Enterprises, including unpaid interest and is convertible into unregistered, restricted common stock at any time. The conversion price is variable and is determined as 58% of the average of the lowest three trading prices during the ten trading day period prior to the conversion notice.  In accordance with FASB guidance related to convertible debt issued with a variable conversion feature, the Company has recorded a discount and derivative liability in the amount of $55,000 equal to the fixed monetary amount known at inception for the conversion option.  The discount was amortized over the term of the note using the effective interest method.  Upon issuance of the shares to settle the liability, equity will be increased by the amount of the liability and no gain or loss will be recognized on any difference between the fixed monetary amount known at inception and the ending market price. As of June 30, 2011, the Company has reduced the liability and increased equity by approximately $55,000 due to conversions of the entire principal into common stock.

The Company has failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above, except for the note in favor of White, White and Van Etten.  Such notes require the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence.  CCI has not received any written declarations of default from holders of its remaining outstanding notes payable.

During the six months ended June 30, 2011, the Company was advanced $415,000 from related parties. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate, the Company has recorded a non-cash interest expense totaling approximately $79,000 on the outstanding balance for the six months. Additional paid-in-capital was increased by the amount of the non-cash interest expense.

Note 8.	Stockholders’ Equity (Deficit)

Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	Six months ended		Three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)		(unaudited)
Basic and Diluted:
Net loss applicable to common stockholder	$(1,122)	$(894)	$(558)	$(359)
Weighted average common shares outstanding	52,849,015	45,383,764	55,271,305	46,419,294
Net loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

For the periods ended June 30, 2011 and June 30, 2010, there were 1,810,762 and 3,760,077 stock options and warrants to purchase common shares, and preferred stock convertible into 564,586 and 536,146 common shares, respectively. These shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the respective periods.

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

As of June 30, 2011 and 2010, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with ASC 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

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
Cumulative and undeclared dividends in arrears at June 30, 2011 were $388,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2011 were $111,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2011 were $1,692,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share, $422,888
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2011 were $412,000

Issuance of Common Stock for Conversion of Debt

During the quarter ended June 30, 2011, a holder of a note converted $25,500 of principal and $3,000 of accrued interest into 4,280,776 shares of common stock at a fair price of $0.01 per share. For the six months ended June 30, 2011, the holder of the note converted a total of $55,500 of principal and $3,000 of accrued interest into 7,306,588 shares of common stock at an average fair price of $0.01 per share.

Issuance of Common Stock as Payment for Services

As of June 30, 2011, we are contractually obligated to issue 700,000 shares of restricted, unregistered common stock to a financial consultant as payment for services. We recorded a charge of $21,000 for these shares as an SG&A expense during the quarter ended March 31, 2011. The shares have not yet been issued by the transfer agent.

During the quarter ended June 30, 2011, we became contractually obligated to issue 300,000 shares of restricted, unregistered common stock to a medical consultant, and recorded $6,000 as an SG&A expense.  During the six months ended June 30, 2011, we became obligated to issue 550,000 of restricted, unregistered common stock to this consultant, and recorded $12,000 as a selling, general and administrative expense. The shares have not yet been issued. An additional 338,860 shares, that became issuable and were recorded in the prior year, also have not yet been issued.

Also during the quarter ended June 30, 2011, we were contractually obligated to issue additional shares of common stock to an employee for compensation and recorded $15,000 as an SG&A expense.  For the six months ended June 30, 2011, we were obligated to issue shares of common stock to this employee for services rendered totaling $24,000. The shares have not yet been issued.

In addition, during the quarter ended June 30, 2011, we were contractually obligated to issue 755,556 shares of restricted, unregistered stock to a marketing consultant and recorded $15,000 as an SG&A expense. The shares have not yet been issued.

As of June 30, 2011, we have a total of 3,307,610 shares of common stock that are contractually issuable from current and prior periods.

Application of Black-Scholes Valuation Model

In applying the Black-Scholes valuation model, the Company used the following assumptions for the six months ended June 30, 2011 and 2010:

	2011	2010
Expected volatility	36%-420%	240%-250%
Expected term (years)	0.04 – 2.51	1.5
Risk-free interest rate	1.00%	1.00%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.02	$0.15

Note 9.	Derivative Liability

As discussed in Note 7, in March 2010, the Company issued a note with a variable conversion feature. This resulted in the Company recording a derivative liability in the amount of $55,000 for the variable conversion feature in accordance with ASC 480-10. In addition, this also resulted in the Company having to account for an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that potentially may exceed the number of the Company’s total authorized common shares. Consequently, the Company was required to record a liability for the potential excess of shares over the authorized amount. The Company is required to revalue this liability no less than every quarter. The Company determined that the excess shares were related to warrants and preferred stock issued and outstanding as of June 21, 2011 and March 31, 2010. Based upon the Financial Accounting Standards Board (FASB) guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. In March 2010, the Company measured and recorded an inception liability, and has remeasured this liability quarterly. At December 31, 2010, this liability totaled $44,000. The remaining balance of the note was converted to common stock as of June 22, 2011. As of June 21, 2011, in accordance with the FASB guidance, the Company remeasured this liability. The Company recorded an unrealized benefit of $30,000 and reclassified $14,000 to additional paid-in- capital upon conversion of the entire debt. As a result, there was no derivative liability as of June 30, 2011.  During the six months ended June 30, 2011, the entire debt was converted and the $55,000 derivative liability was reclassified to additional paid-in-capital.

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

MedPlast Elkhorn, Inc. In May 2009, MedPlast Elkhorn, Inc. (“MedPlast”) filed suit against the Company in the Circuit Court, Walworth County, Wisconsin (Case No. 09 CV00721).  MedPlast alleges that the Company has failed to pay for certain tools and materials used in the manufacturing of the Company’s products. MedPlast is seeking payment of $377,000. The Company believes that it has made adequate provision for any obligation to MedPlast.

SEC Civil Action. In January 2011, the Securities and Exchange Commission (“SEC”) filed a civil injunction action against the Company, Daniel J. Burns, the former Chairman of the Board of Directors of the Company, and Robert F. McCullough, Jr., Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company, in the United States District Court sitting in the Northern District of Illinois.  The SEC alleged that between 2003 and 2008, the Company paid compensation to unregistered broker/dealers and failed to accurately report the beneficial ownership of certain of its officers and directors in our SEC filings.  In February, 2011, the Company consented to the entry of a final judgment which permanently restrains and enjoins the Company from violating Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 15(a) of the Exchange Act, and from aiding and abetting others in such violations.  In connection with the foregoing settlement, the Company agreed that for a period of at least two years it will establish and comply with internal policies and procedures designed to prevent it from future violations of certain federal securities laws.

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

Contingencies

The Company has not filed its franchise returns for 2010 and 2009 or paid its franchise tax for those years. The Company believes that it has made adequate provision for the liability including penalties and interest.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; our ability to enforce patents; foreseeable and unforeseeable foreign regulatory and commercialization factors; our ability to develop new products and respond to technological changes in the markets in which we compete; our ability to obtain government approvals of our products; our ability to market our products; changes in third-party reimbursement procedures and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview of CytoCore, Inc.

CytoCore, Inc. (“CCI,” the “Company,” “we” or “us”) is developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®.  Currently, we have one product for sale – our SoftPap collector.  We are developing, and plan to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®.  Our products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer.  We plan to expand our focus to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

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

Outlook

We have incurred significant losses since inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products.  Implementation of our plans and our ability to continue as a going concern will depend upon our ability to increase sales of our products, develop new products, and raise substantial additional capital. During the year ended December 31, 2010, we raised approximately $1.2 million through the sale of common stock ($100,000), proceeds from the issuance of convertible debt ($75,000), and advances from related parties ($1,013,000). During the six months ended June 30, 2011, we raised approximately $415,000 through advances from related parties. We repaid $32,000 of notes during the same period.

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

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2010, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements, except that we have adopted in the quarter ending June 30, 2010 an accounting policy requiring written approval of our controller prior to entering into any agreement to pay fees to any entity for the sale of our equity securities.  For further discussion of our accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, including the notes to our consolidated financial statements included therewith, as filed with the SEC.

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

Three Months Ended June 30, 2011 as compared to Three Months Ended June 30, 2010

Revenue

Revenues for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010 decreased $1,000, or 13%, from $8,000 to $7,000.  This decrease was the result of a reduction in revenue from the licensing fees for our slide-based installed systems.

 Costs and Expenses

Cost of Revenues

There was no cost of revenues for the three months ended June 30, 2011 and 2010 since we had no sales of our SoftPAP product during the quarters.

Research and Development

Research and development (“R&D”) expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at our Chicago facility.  For the three months ended June 30, 2011, our R&D expenses were $63,000, a $2,000 or 3% decrease from R&D expenses of $65,000 for the corresponding period in 2010.  This $2,000 decrease is attributable to a decrease in personnel costs.

Selling, General and Administrative

For the three months ended June 30, 2011, selling, general and administrative (“SG&A”) expenses were $412,000, an increase of $109,000 or 36%, from $303,000 for the corresponding period in 2010.  Of this increase, administrative salary expenses increased by $119,000 (due, in part, to a change in estimate of a prior period  accrual of $125,000 that was reversed in 2010), consultant expenses increased by $15,000 and franchise taxes increased by $37,000. These increases were partially offset by decreases of $45,000 in professional fees, $7,000 in insurance expense and $10,000 in marketing costs.

Other income (Expense)

Interest expense increased by $15,000 to $41,000 for the three months ended June 30, 2011 from $26,000 for the three months ended June 30, 2010. Of this increase, $42,000 relates to the non-cash charge for related party advances, partially offset by a reduction of other interest expense.

During the quarter ended June 30, 2011, we recorded a non-cash benefit from the derivative liability of $17,000 which represented a decrease of $76,000, or 82%, from the $93,000 benefit recorded in the quarter ended June 30, 2010. This reduction resulted from the remeasurement of the derivative liability as described in Note 8 to the financial statements contained elsewhere in this report.

Net Loss

The net loss from operations for the three months ended June 30, 2011 was $492,000, as compared to $293,000 for the corresponding period in 2010, an increase of $199,000, or 68%. Of this increase, $76,000 is due to a non-cash reduction in the benefit from derivative liability, a $17,000 increase in interest expense, and a $109,000 increase in SG&A expenses, partially offset by reductions in R&D expenses.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, increased to $558,000 for the quarter ended June 30, 2011 from $359,000 for the quarter ended June 30, 2010, an increase of $199,000 or 55%.  The net loss per common share for each of the three month periods ended June 30, 2011 and June 30, 2010 was $0.01 per share on 55,271,305 and 46,419,294 weighted average common shares outstanding, respectively.

Six Months Ended June 30, 2011 as compared to Six Months Ended June 30, 2010

Revenue

Revenues for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010 decreased $2,000, or 13%, from $16,000 to $14,000.  This decrease is attributable to a reduction in revenue from the licensing fees for our slide-based installed systems.

 Costs and Expenses

Cost of Revenues

There was no cost of revenues for the six months ended June 30, 2011 and 2010 since we had no sales of our SoftPAP product during those periods.

Research and Development

For the six months ended June 30, 2011, our R&D expenses were $115,000, a $15,000, or 12%, decrease from R&D expenses of $130,000 for the corresponding period in 2010.  Of this decrease, $15,000 related to a settlement with a vendor and $4,000 related to a reduction in payroll expense which was partially offset by an increase of $3,000 in consulting fees.

Selling, General and Administrative

For the six months ended June 30, 2011, SG&A expenses were $833,000, an increase of $31,000, or 4%, from $802,000 for the corresponding period in 2010.  Of this increase, franchise taxes increased by $64,000, transfer agent fees increased by $18,000, administrative salary expense increased by $79,000 due in part to a change of estimate of an accrual of $125,000 reversed in 2010, consultant expenses increased by $13,000, directors fees increases by $10,000 and financing costs increased by $10,000. These increases were partially offset by decreases of $111,000 in professional fees, $30,000 in insurance expense, $12,000 in marketing expenses, $5,000 in computer support expenses, $3,000 in depreciation expenses and $2,000 in other costs.

Other Income (Expense)

Interest expense increased $58,000 to $86,000 for the six months ended June 30, 2011 from $28,000 for the six months ended June 30, 2010. Of this increase, $79,000 relates to the non-cash charge for related party advances, partially offset by a reduction of other interest expense totaling $21,000.

During the six months ended June 30, 2011, we recorded a non-cash benefit from the derivative liability of $30,000 which represented a decrease of $152,000, or 84%, from the $182,000 in the six months ended June 30, 2010. This reduction resulted from the remeasurement of the derivative liability as described in Note 8 to the financial statements contained elsewhere in this report.

Net Loss

The net loss from operations for the six months ended June 30, 2011 was $990,000, as compared to $762,000 for the corresponding period in 2010, an increase of $228,000, or 30%. Of this increase, $152,000 resulted from a non-cash reduction in the benefit from derivative liability, a $58,000 increase in interest expense and a $31,000 increase in SG&A expenses, partially offset by reductions in R&D expenses.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, increased to $1,122,000 for the six months ended June 30, 2011 from $894,000 for the six months ended June 30, 2010, an increase of $228,000, or 26%.  The net loss per common share for each of the six month periods ended June 30, 2011 and June 30, 2010 was $0.02 per share on 52,849,015 and 45,383,764 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

To date, our capital resources and liquidity needs have been met from advances to us by related parties, and sales of our debt and equity securities to individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements.  We have obtained operating funds for the business since inception through private offerings of debt and equity securities to U.S. accredited and foreign investors.  We will be required to make additional offerings in the future to support our operations until we are able to generate sufficient income from the sale of our products. We used $396,000 for operating activities during the six months ended June 30, 2011. During this period, approximately $115,000 was incurred for R&D and approximately $833,000 was incurred for SG&A functions.

We did not engage any investing activity during the six months ended June 30, 2011.  At this time, we have no other material commitments for capital expenditures during the remainder of the 2011 fiscal year.

As of June 30, 2011, we had minimal cash resources.  During the six month period ended June 30, 2011, we raised $415,000 through advances from Chief Executive Officer. The proceeds were used to develop our products and satisfy certain present and past obligations. We repaid $32,000 of promissory notes during the same period.  We will need approximately $1.2 million of additional financing to continue to conduct operations during the next 12 months.  We continue to meet with qualified investors and although no assurance can be given, we believe will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, who also serves as our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

 As a result of our settlement with the United States Securities and Exchange Commission (“SEC”), we established and implemented additional internal controls designed to prevent us from future violations of certain federal securities laws.  Specifically, on April 15, 2011, we adopted written internal control procedures which: (i) prohibit the Company and its officers, directors, shareholders, employees or representatives from entering into any consulting, employment or personal services agreement with any person or entity without the prior written approval of the controller of the Company; (ii) prohibit the Company and its officers, directors, shareholders, employees and representatives from making, directly or indirectly, any payment of any commission or fees to any person or entity based on such person’s fundraising efforts for the Company unless such person or entity is registered as a broker with the SEC; (iii) require the controller of the Company, or such other person as designated by the controller of the Company, on an annual basis, to inform all employees, officers and directors of the Company of the foregoing policies and require all such employees, officers and directors to certify, on an annual basis, their acknowledgment of such policies; (iv) require the controller of the Company to report any consulting, employment or personal services agreement entered into by the Company to the full board of directors no later than the next scheduled board meeting following the executions of such agreement; and (v) require the controller of the Company to certify to the board of directors that any consulting, employment or personal services agreement entered into by the Company complies with the Company’s policy prohibiting payment of commissions or fees to any person or entity based on that person’s fundraising efforts for the Company, unless such person or entity is registered as a broker with the SEC.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2011, a holder of a note converted $25,500 of principal and $3,000 of accrued interest into 4,280,776 shares of common stock at a fair price of $0.01 per share. For the six months ended June 30, 2011, the holder of the note converted a total of $55,500 of principal and $3,000 of accrued interest into 7,306,588 shares of common stock at an average fair price of $0.01 per share.

As of June 30, 2011, we are contractually obligated to issue 700,000 shares of restricted, unregistered common stock to a financial consultant as payment for services. We recorded a charge of $21,000 for these shares as an SG&A expense during the quarter ended March 31, 2011. The shares have not yet been issued by the transfer agent.

During the quarter ended June 30, 2011, we became contractually obligated to issue 300,000 shares of restricted, unregistered common stock to a medical consultant, and recorded $6,000 as an SG&A expense.  During the six months ended June 30, 2011, we became obligated to issue 550,000 of restricted, unregistered common stock to this consultant, and recorded $12,000 as a selling, general and administrative expense. The shares have not yet been issued. An additional 338,860 shares, that became issuable and were recorded in the prior year, also have not yet been issued.

Also during the quarter ended June 30, 2011, we were contractually obligated to issue additional shares of common stock to an employee for compensation and recorded $15,000 as an SG&A expense.  For the six months ended June 30, 2011, we were obligated to issue shares of common stock to this employee for services rendered totaling $24,000. The shares have not yet been issued.

In addition, during the quarter ended June 30, 2011, we were contractually obligated to issue 755,556 shares of restricted, unregistered stock to a marketing consultant and recorded $15,000 as an SG&A expense. The shares have not yet been issued.

As of June 30, 2011, we have a total of 3,307,610 shares of common stock issuable from the current and prior periods

We intend to issue the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for sales to a limited number of accredited investors, employees, service providers, or creditors with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.  Transfer of the shares has been restricted in accordance with applicable law and we have made independent determinations that investors were accredited or sophisticated, that they were capable of analyzing the merits and risks of their investment, that they understood the speculative nature of their investment, and that they had access to our SEC filings.

Item 3. Defaults upon Senior Securities

As of June 30, 2011, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note.  The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence.  There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice.

Item 6.  Exhibits

Exhibit
Number	Description

31.1
Section 302 certification by chief executive officer and chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted  pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer

Date:  August 15, 2011

EXHIBIT INDEX

Exhibit
Number	Description

31.1
Section 302 certification by chief executive officer and chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted  pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.