Form 10-Q
period 2011-09-30
CytoCore Inc
filed 2011-11-18
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rue 12b-2 of the Exchange Act. (Check one):

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

COMMON STOCK, $0.001 PAR VALUE, AT NOVEMBER 10, 2011: 65,397,639

CYTOCORE, INC.

QUARTERLY REPORT ON FORM 10-Q

Exhibit 31.1 Section 302 Certification
Exhibit 32.1 Section 906 Certification

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	September 30,	December 31,
	2011	2010*
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1	$13
Accounts receivable	5	9
Inventories	108	108
Prepaid expenses and other current assets	10	25
Total current assets	124	155

Fixed assets, net	766	1,055
Licenses, patents and technology, net of amortization	—	62
Inventories, non-current	785	785
Total assets	$1,675	$2,057

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	1,641	1,765
Accrued payroll costs	1,829	1,395
Advances payable to related parties	2,321	1,766
Accrued expenses	708	597
Derivative liability	—	99
Notes payable	83	175
Total current liabilities	6,582	5,797

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,555 shares issued and outstanding at September 30, 2011 and December 31, 2010 (Liquidation value of all classes of preferred stock $2,876 at September 30, 2011)	1,492	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 65,416,848 and 48,379,042 shares Issued or issuable and 65,397,639 and 48,359,833 shares outstanding at September 30, 2011 and December 31, 2010, respectively	65	48
Additional paid-in-capital	92,939	92,572
Treasury stock: 19,209 shares at September 30, 2011 and December 31, 2010	(327)	(327)
Accumulated deficit	(98,998)	(97,448)
Accumulated comprehensive loss—
Cumulative translation adjustment	(78)	(77)
Total stockholders’ deficit	(4,907)	(3,740)
Total liabilities and stockholders’ deficit	$1,675	$2,057

* Derived from audited information

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net revenues	$19	$24	$5	$8

Operating expenses

Cost of revenues	—	1	—	1
Research and development, net of settlement of trade debt of $15 for the nine months ended September 30, 2011	171	213	56	83
Selling, general and administrative, (net of settlement of trade debt of $71 for the nine and three months ended September, 30 2010)	1,294	1,297	460	495

Total operating expenses	1,465	1,511	516	579

Operating loss	(1,446)	(1,487)	(511)	(571)

Other income (expense)

Benefit from derivative liability	30	238	—	56
Interest expense – related party	(124)	—	(45)	—
Interest expense	(10)	(52)	(4)	(23)
Total other income (expense)	(104)	186	(49)	33

Net loss	(1,550)	(1,301)	(560)	(538)

Preferred stock dividend	(199)	(199)	(67)	(67)

Net loss applicable to common stockholders	$(1,749)	$(1,500)	$(627)	$(605)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	55,644,245	47,141,033	59,759,909	46,608,865

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Operating Activities:
Net loss	$(1,550)	$(1,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351	370
Amortization of discount	—	41
Common stock issued to non-employees for services	—	6
Common stock issued for compensation expense	39	15
Non-cash compensation expense	—	1
Benefit from derivative liability	(30)	(238)
Interest expense imputed on related party advances	124	—
Common stock to be issued for services	93	—
Gain on settlement of trade indebtedness	(15)	(71)
Changes in assets and liabilities:
Checks issued in excess of amounts on deposit	—	(5)
Accounts receivable	4	5
Inventories	—	5
Prepaid expenses and other current assets	15	34
Accounts payable	(109)	(142)
Accrued expenses	548	399

Net cash used in operating activities	(530)	(881)

Investing activities:
Purchase of license	—	(36)

Net cash used in investing activities	—	(36)

Financing activities:
Proceeds from related parties	555	798
Proceeds from issuance of convertible note	—	75
Proceeds from sale of common stock	—	50
Repayment of notes	(37)	—

Net cash provided by financing activities	518	923

Net increase (decrease) in cash and cash equivalents	(12)	6

Cash and cash equivalents at the beginning of period	13	—

Cash and cash equivalents at end of period	$1	$6

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Issuance of common stock and warrants in settlement of a lawsuit	$—	$538
Stock issuable for liability	—	46
Note payable issued in payment of accounts payable resulting in a gain of approximately $71,000	—	69
The Company recorded a derivative liability resulting from potential excess shares and a reduction in additional paid in capital	—	345
Intangible cost included in accounts payable	—	80
Conversion of debt and accrued interest to common stock	59	—
Reclassification of liability (relating to variable conversion feature) to additional paid-in- capital upon conversion of debt	55	—
Reclassification of excess share derivative liability to additional paid-in capital	14	—

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

Currently, the Company has one product for sale – its SoftPap collector. The Company is developing, and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. The Company plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets the Company anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At September 30, 2011, the Company had approximately $1,000 of cash to fund its operations.

If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it will be unable to continue its product development efforts and other activities and will be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.              Basis of Presentation

The consolidated financial statements for the periods ended September 30, 2011 and 2010 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature except for those related to the derivative liability described in note 9. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC.

The Company’s comprehensive net loss is as follows:

	Nine months ended
	September 30,
	2011	2010
	(Unaudited)

Net loss applicable to common stockholders	$(1,550)	$(1,301)
Foreign currency adjustment	(1)	—
Comprehensive net loss applicable to common stockholders	$(1,551)	$(1,301)
Basic and diluted comprehensive net loss per common share	$(0.03)	$(0.03)
Basic and diluted weighted average number of common shares outstanding	55,644,245	47,141,033

Note 3.              Inventory

Inventory consists of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Purchased parts	$269	$269
Finished goods	624	624
Total inventory	893	893
Less: inventory non-current.	785	785
Total inventory current	$108	$108

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

Note 4.	Fixed Assets

Fixed assets consist of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	777	777
	2,797	2,797
Less accumulated depreciation and amortization	(2,031)	(1,742)
Total	$766	$1,055

For the nine months ended September 30, 2011 and 2010, depreciation expense was $289,000 and $295,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative (“SG&A”) expense as excess idle time.

During 2009, a supplier filed suit against the Company alleging that it owes the supplier approximately $377,000. This supplier had previously placed a lien on all of the Company’s machinery and equipment. See Note 10 -Legal Proceedings for additional information regarding this claim.

Note 5.              Licenses, Patents, and Technology

Licenses, patents, and technology include the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Licenses	$320	$320
Patent costs	133	133
LabCorp Technology Agreement	260	260
	713	713
Less accumulated amortization	(713)	(651)
Total	$—	$62

 During 2008, the Company purchased a license for certain technology for an initial total of $200,000. In addition, the Company is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. As of September 30, 2011, the Company owed $64,000 under this agreement. The Company amortized the initial license over its estimated useful life of two years, and amortized the additional payments over one year. All patent costs and technology have been fully amortized.

 Note 6.             Accrued Expenses

Accrued expenses include the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Accrued interest	$58	$60
Accrued franchise and other taxes	349	268
Accrued compensation	135	90
Other accrued expenses	166	179
Total	$708	$597

Note 7.              Notes Payable and Advances-Related Parties

Notes payable to unrelated parties consist of:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Asher Enterprises, Inc., $75,000 Convertible Promissory Note issued March 9, 2010; interest rate 8% per annum, due December 10, 2010	$—	$56

White, White & Van Etten PC, $68,750 non-interest bearing Promissory Note issued September 30, 2010; payable in eleven equal payments of $6,250; interest imputed at 5% per annum, due August 24, 2011	13	49

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001	. 15	15
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998;Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34
	$83	$175

 In March 2010, the Company received $75,000 in exchange for a Convertible Promissory Note payable to Asher Enterprises, which is convertible into unregistered, restricted common stock at any time. The conversion price is variable and was determined as 58% of the average of the lowest three trading prices during the ten trading day period prior to the conversion notice. In accordance with Financial Accounting Standards Board (“FASB”) guidance related to convertible debt issued with a variable conversion feature, the Company has recorded a discount and derivative liability in the amount of $55,000 equal to the fixed monetary amount known at inception for the conversion option. The discount was amortized over the term of the note using the effective interest method. Upon issuance of the shares to settle the liability, equity will be increased by the amount of the liability and no gain or loss will be recognized on any difference between the fixed monetary amount known at inception and the ending market price. As of June 30, 2011, the Company had reduced the liability and increased equity by approximately $55,000 due to conversions of the entire principal into common stock.

The Company has failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above. Such notes require the holder to notify CCI in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. CCI has not received any written declarations of default from holders of its remaining outstanding notes payable.

During the nine months ended September 30, 2011, the Company was advanced $555,000 from related parties. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate, the Company has recorded a non-cash interest expense totaling approximately $124,000 on the outstanding balance for the nine months ended September 30, 2011. Additional paid-in-capital was increased by the amount of the non-cash interest expense.

Note 8.             Stockholders’ Equity (Deficit)

   Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	Nine months ended		Three months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)		(unaudited)

Basic and Diluted:
Net loss applicable to common stockholder	$(1,550)	$(1,301)	$(560)	$(538)
Weighted average common shares outstanding	55,644,245	47,141,033	59,759,909	46,608,865
Net loss per common share	$(0.03)	$(0.03)	$(0.01)	$(0.01)

For the periods ended September 30, 2011 and September 30, 2010, there were 1,205,762 and 3,807,935 stock options and warrants to purchase common shares, and preferred stock convertible into 571,754 and 543,315 common shares, respectively. These shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the respective periods.

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

As of September 30, 2011 and 2010, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with ASC 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

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
Cumulative and undeclared dividends in arrears at September 30, 2011 were $398,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2011 were $114,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2011 were $1,736,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share, $422,888
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2011 were $422,000

Issuance of Common Stock for Conversion of Debt

For the nine months ended September 30, 2011, the Asher Enterprises converted a total of $55,500 of principal and $3,000 of accrued interest into 7,306,588 shares of common stock at an average fair price of $0.01 per share.

Issuance of Common Stock as Payment for Services

As of September 30, 2011, we are contractually obligated to issue 700,000 shares of restricted, unregistered common stock to a financial consultant as payment for services. We recorded a charge of $21,000 for these shares as an SG&A expense during the quarter ended March 31, 2011. The shares have not yet been issued by the transfer agent.

During the quarter ended September 30, 2011, we became contractually obligated to issue 600,000 shares of restricted, unregistered common stock to a medical consultant, and recorded $6,000 as an R&D expense. During the nine months ended September 30, 2011, we became obligated to issue a total of 1,150,000 of restricted, unregistered common stock to this consultant, and recorded $18,000 as an SG&A expense. The shares have not yet been issued. An additional 338,860 shares, that became issuable and were recorded in the prior year, also have not yet been issued.

Also during the quarter ended September 30, 2011, we were contractually obligated to issue 1,643,636 shares of common stock to an employee for compensation and recorded $15,000 as an SG&A expense. For the nine months ended September 30, 2011, we were obligated to issue a total of 2,719,494 shares of common stock to this employee for services rendered totaling $39,000. The shares have not yet been issued. An additional 450,000 shares that became issuable and were recorded in the prior year also have not yet been issued.

In addition, during the quarter ended September 30, 2011, we were contractually obligated to issue 2,380,189 shares of restricted, unregistered stock to marketing consultants and recorded $21,000 as an SG&A expense. During the nine months ended September 30, 2011, we became obligated to issue 3,135,745 of restricted, unregistered common stock to this consultant, and recorded $36,000 as an SG&A expense. The shares have not yet been issued.

As of September 30, 2011, we have a total of 9,707,293 shares of common stock issuable from the current and prior periods.

Application of Black-Scholes Valuation Model

In applying the Black-Scholes valuation model, the Company used the following assumptions for the nine months ended September 30, 2011 and 2010:

	2011	2010
Expected volatility	36%-420%	240%-319%
Expected term (years)	.04-2.51	1.5
Risk-free interest rate	1.00%	1.00%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.02	$0.15

Note 9.              Derivative Liability

As discussed in Note 7, in March 2010, the Company issued a note with a variable conversion feature. This resulted in the Company recording a derivative liability in the amount of $55,000 for the variable conversion feature in accordance with ASC 480-10. During the six months ended June 30, 2011, the entire debt was converted and the $55,000 derivative liability was reclassified to additional paid-in-capital. In addition, this also resulted in the Company having to account for an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that potentially may exceed the number of the Company’s total authorized common shares. Consequently, the Company was required to record a liability for the potential excess of shares over the authorized amount. The Company is required to revalue this liability no less than every quarter. The Company determined that the excess shares were related to warrants and preferred stock issued and outstanding as of June 21, 2011 and March 31, 2010. Based upon the FASB guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. In March 2010, the Company measured and recorded an inception liability, and has remeasured this liability quarterly. At December 31, 2010, this liability totaled $44,000. The remaining balance of the note was converted to common stock as of June 22, 2011. As of June 21, 2011, in accordance with the FASB guidance, the Company remeasured this liability. The Company recorded an unrealized benefit of $30,000 and reclassified $14,000 to additional paid-in-capital upon conversion of the entire debt. As a result, there was no derivative liability as of September 30, 2011.

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

Outlook

We have incurred significant losses since inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to increase sales of our products, develop new products, and raise substantial additional capital. During the year ended December 31, 2010, we raised approximately $1.2 million through the sale of common stock ($100,000), proceeds from the issuance of convertible debt ($75,000), and advances from related parties ($1,013,000). During the nine months ended September 30, 2011, we raised approximately $555,000 through advances from related parties. We repaid $37,000 of notes during the same period.

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

Other than an accounting policy requiring written approval of our controller prior to entering into any agreement to pay fees to any entity for the sale of our equity securities, which we adopted during the quarter ended June 30, 2011, there have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2010, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, including the notes to our consolidated financial statements included therewith, as filed with the SEC.

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

Three Months Ended September 30, 2011 as compared to Three Months Ended September 30, 2010

Revenue

Revenues for the three months ended September 30, 2011 decreased $3,000, or 38%, to $5,000 from $8,000 during the three months ended September 30, 2010. This decrease is the result of a reduction in revenue from the licensing fees for our slide-based installed systems.

 Costs and Expenses

Cost of Revenues

There was no cost of revenues for the three months ended September 30, 2011 since we had no sales of our SoftPAP product during the quarter. Cost of revenues was $1,000 for the three months ended September 30, 2010.Research and Development

Research and development (“R&D”) expenses primarily consist of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at our Chicago facility. For the three months ended September 30, 2011, our R&D expenses were $56,000, a $27,000, or 33%, decrease from R&D expenses of $83,000 for the corresponding period in 2010. This decrease is primarily attributable to a $20,000 decrease in personnel costs, a $5,000 decrease in consultant fees to medical advisors and a $1,000 decrease in other expense.

Selling, General and Administrative

For the three months ended September 30, 2011, selling, general and administrative (“SG&A”) expenses were $460,000, a decrease of $35,000 or 7%, from $495,000 for the corresponding period in 2010. Of this decrease, professional fees decreased by $39,000, printing costs decreased by $17,000, depreciation and amortization expense decreased by $16,000 and insurance expense decreased by $7,000. These decreases were partially offset by increases in consultant expenses of $18,000, administrative salary expenses of $12,000, travel expenses of $7,000 and other expenses of $7,000.

Other income (Expense)

Interest expense increased by $26,000 to $49,000 for the three months ended September 30, 2011 from $23,000 for the three months ended September 30, 2010. Of this increase, $45,000 relates to the non-cash charge for related party advances, offset by a reduction of $19,000 in other interest expense.

During the quarter ended September 30, 2010, we recorded a non-cash benefit from the derivative liability of $56,000. This reduction resulted from the remeasurement of the derivative liability as described in Note 9 to the financial statements contained elsewhere in this report. There was no derivative liability or benefit for the three months ended September 30, 2011.

Net Loss

The net loss from operations for the three months ended September 30, 2011 was $560,000, as compared to $538,000 for the corresponding period in 2010, an increase of $22,000, or 4%. Of this increase, $56,000 is due to a reduction in the non-cash benefit from derivative liability and a $26,000 increase in interest expense. These increases were offset by net reductions in revenue, SG&A expenses and R&D expenses of $60,000.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, increased to $627,000 for the quarter ended September 30, 2011 from $604,000 for the quarter ended September 30, 2010, an increase of $23,000 or 4%. The net loss per common share for each of the three month periods ended September 30, 2011 and September 30, 2010 was $0.01 per share on 59,759,909 and 46,608,865 weighted average common shares outstanding, respectively.

Nine Months Ended September 30, 2011 as compared to Nine Months Ended September 30, 2010

Revenue

Revenues for the nine months ended September 30, 2011 decreased $5,000, or 21%, to $19,000 from $24,000 during the nine months ended September 30, 2010. This decrease is attributable to a reduction in revenue from the licensing fees for our slide-based installed systems.

 Costs and Expenses

Cost of Revenues

There was no cost of revenues for the nine months ended September 30, 2011 since we had no sales of our SoftPAP product during the quarter. Cost of revenues was $1,000 for the nine months ended September 30, 2010.

Research and Development

For the nine months ended September 30, 2011, our R&D expenses were $171,000, a $42,000, or 20%, decrease from R&D expenses of $213,000 for the corresponding period in 2010. Of this decrease, $15,000 related to a settlement with a vendor, $24,000 related to a reduction in payroll expense and $3,000 related to other costs.

Selling, General and Administrative

For the nine months ended September 30, 2011, SG&A expenses were $1,294,000, a decrease of $3,000, from $1,297,000 for the corresponding period in 2010. Of this decrease, professional fees decreased $150,000, insurance expense decreased $37,000, marketing expenses decreased $15,000, printing expenses decreased $18,000, computer support costs decreased $5,000 and depreciation and amortization expense decreased $19,000. These decreases were partially offset by an increase in franchise and other taxes totaling $64,000, transfer agent fees increased by $20,000, administrative salary expense increased by $91,000 (due in part to the correction of an accrual of $125,000 reversed in 2010), consultant expenses increased by $34,000, directors’ fees increases by $10,000, financing costs increased by $10,000, travel expenses increased $8,000 and rent expense increased $4,000.

Other Income (Expense)

Interest expense increased $82,000 to $134,000 for the nine months ended September 30, 2011 from $52,000 for the nine months ended September 30, 2010. Of this increase, $124,000 relates to the non-cash charge for related party advances, offset by a reduction of other interest expense totaling $42,000.

During the nine months ended September 30, 2011, we recorded a non-cash benefit from the derivative liability of $30,000 which represented a decrease of $208,000, or 87%, from the $238,000 in the nine months ended September 30, 2010. This reduction resulted from the remeasurement of the derivative liability as described in Note 9to the financial statements contained elsewhere in this report.

Net Loss

The net loss from operations for the nine months ended September 30, 2011 was $1,550,000, as compared to $1,301,000 for the corresponding period in 2010, an increase of $249,000, or 19%. Of this increase, $208,000 resulted from a reduction in the non-cash benefit from derivative liability and an $82,000 increase in interest expense. These increases were offset by net reductions in revenue, SG&A and R&D expenses of $41,000.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, increased to $1,749,000 for the nine months ended September 30, 2011 from $1,500,000 for the nine months ended September 30, 2010, an increase of $249,000, or 17%. The net loss per common share for each of the nine month periods ended September 30, 2011 and September 30, 2010 was $0.03 per share on 55,644,245 and 47,141,033 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital resources and liquidity needs have been met from advances to us by related parties, and sales of our debt and equity securities to individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have obtained operating funds for the business since inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support our operations until we are able to generate sufficient income from the sale of our products. We used $530,000 in cash for operating activities during the nine months ended September 30, 2011. During this period, approximately $171,000 was incurred for R&D and approximately $1,294,000 of expenses were incurred for SG&A functions.

We did not engage any investing activity during the nine months ended September 30, 2011. At this time, we have no other material commitments for capital expenditures during the remainder of the 2011 fiscal year.

As of September 30, 2011, we had minimal cash resources. During the nine month period ended September 30, 2011, we raised $555,000 through advances from our Chief Executive Officer. The proceeds were used to develop our products and satisfy certain present and past obligations. We repaid $37,000 of promissory notes during the same period. We estimate that we will need approximately $1.2 million of additional financing to continue to conduct operations during the next 12 months. We continue to meet with qualified investors and although no assurance can be given, we believe will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the nine months ended September 30, 2011, the Asher Enterprises converted a total of $55,500 of principal and $3,000 of accrued interest into 7,306,588 shares of common stock at an average fair price of $0.01 per share.

As of September 30, 2011, we are contractually obligated to issue 700,000 shares of restricted, unregistered common stock to a financial consultant as payment for services. We recorded a charge of $21,000 for these shares as an SG&A expense during the quarter ended March 31, 2011. The shares have not yet been issued by the transfer agent.

During the quarter ended September 30, 2011, we became contractually obligated to issue 600,000 shares of restricted, unregistered common stock to a medical consultant, and recorded $6,000 as an R&D expense. During the nine months ended September 30, 2011, we became obligated to issue a total of 1,150,000 of restricted, unregistered common stock to this consultant, and recorded $18,000 as an SG&A expense. The shares have not yet been issued. An additional 338,860 shares, that became issuable and were recorded in the prior year, also have not yet been issued.

Also during the quarter ended September 30, 2011, we were contractually obligated to issue 1,643,636 shares of common stock to an employee for compensation and recorded $15,000 as an SG&A expense. For the nine months ended September 30, 2011, we were obligated to issue a total of 2,719,494 shares of common stock to this employee for services rendered totaling $39,000. The shares have not yet been issued. An additional 450,000 shares, that became issuable and were recorded in the prior year, also have not yet been issued.

In addition, during the quarter ended September 30, 2011, we were contractually obligated to issue 2,380,189 shares of restricted, unregistered stock to marketing consultants and recorded $21,000 as an SG&A expense. During the nine months ended September 30, 2011, we became obligated to issue a total of 3,135,745 of restricted, unregistered common stock to this consultant, and recorded $36,000 as an SG&A expense. The shares have not yet been issued.

As of September 30, 2011, we have a total of 9,707,293 shares of common stock issuable from the current and prior periods.

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

Item 3. Defaults upon Senior Securities

As of September 30, 2011, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note. The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice.

Item 6. Exhibits

Exhibit
Number	Description

31.1
Section 302 certification by chief executive officer and chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adoptedpursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer

Date: November 18, 2011

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