Form 10-K
period 2011-12-31
CytoCore Inc
filed 2012-04-16
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ☐    No ☑

The aggregate market value of the common stock held by non-affiliates of the Company was $485,509, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $0.01 as reported on the Over-the-Counter Bulletin Board on June 30, 2011. Shares of common stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of April 4, 2012 was 68,889,606.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CYTOCORE, INC.

Annual Report on Form 10-K

December 31, 2011

Cautionary Statement Regarding Forward-Looking Statements

This report contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘projects,’’ ‘‘estimates,’’ ‘‘anticipates,’’ or ‘‘believes’’ or the negative thereof or any variation there on or similar terminology or expressions. These forward-looking statements are based on beliefs of our management as well as current expectations, projections and information currently available to the Company and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. Certain of these risks are described more fully under the caption “Risk Factors” herein and include, but are not limited to, our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors and any statements of assumptions underlying any of the foregoing. Should one or more of such risks or uncertainties materialize or should underlying expectations, projections or assumptions prove incorrect, actual results may differ materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 1.	Business

Overview

CytoCore, Inc. (“CCI”, “Cytocore”, the “Company”, “we”, or “us”), is developing, and plans to sell, an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical and breast cancer. We plan that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, oral and anal cancers, among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

Currently our only marketed product is the SoftPAP® cell collection device that is intended to replace the spatula and brush currently used to collect cervical cytology samples. SoftPAP constitutes one of the sample collection components of our CytoCore Solutions System. The Halo® System, which we are selling for the assessment of breast cancer risk under an agreement with NeoMed, LLC is another component of CytoCore Solutions. Products under development include SoftKit®, another sample collection device directed at ensuring female reproductive tract health, and a cell preservative developed for cytological applications by Cell Solutions LLC. We intend to market and sell the SoftPAP Halo and SoftKit devices along with this preservative worldwide. The other components of the CytoCore Solutions System include certain biochemical assays and slide-based tests, plus our next generation specialized system for computer-assisted cytology – the Automated Image Proteomic Systems or AIPS™.

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

In September 2001, we acquired 100% of the outstanding stock of AccuMed International, Inc., by means of a merger of AccuMed into our wholly-owned subsidiary. Shortly after the AccuMed merger, we changed our name to Molecular Diagnostics, Inc. Subsequently, in June 2006, we changed our name to CytoCore, Inc.

Recent Developments

During 2011 and 2010, our operations were severely restricted by our lack of working capital. We have maintained minimal operations. Due to this restriction, we have not been able to hire marketing and sales personnel or accelerate our research and development activities. If we are unable to raise additional capital, we may be forced to cease operations.

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

Description of Business

We plan to sell an integrated family of cost-effective products for the detection and diagnosis of cancer under the trade name of CytoCore Solutions. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical and breast cancer. We expect that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, oral and anal cancers, among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

Total revenue for the years ended December 31, 2011 and 2010 were $24,000 and $30,000, respectively. License fees accounted for all of our revenue in 2011 and $29,000, or 97%, of our revenue in 2010. Sales of our SoftPaP® product accounted for revenue of $1,000, or 3%, of our revenue in 2010.

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

SoftPAP

We currently plan to sell the SoftPAP device for the collection of cervical cell samples that are used in the detection of cervical dysplasia, cancer and human papillomavirus (“HPV”) infections. We believe that SoftPAP, which has been cleared by the Food and Drug Administration (‘FDA”) for sale in the United States and which is CE Marked for international distribution, is positioned as a premium value-added alternative to the spatula, broom and brush-style devices that have traditionally been used for these purposes. Unlike these traditional devices, SoftPAP collects only exfoliated cells and does not scrape, cut or abrade the cervix. This unique sample collection method has been shown in clinical trials to reduce the frequency of false negative and false positive results when the sample is evaluated by cytological methods to detect the presence of dysplasia and cancer. A reduction in the false negative rate means that a greater percentage of patients who have cervical dysplasia, cancer or similar abnormalities are detected during cervical cancer screening (Pap testing) and can, therefore, be treated. A reduced false positive rate means that fewer patients are falsely identified as having cervical dysplasia or cancer, thus sparing these patients the unnecessary stress, discomfort and expense of the additional testing needed to verify that dysplasia or cancer is actually present. In addition, women have reported that having a cervical sample taken using SoftPAP is more comfortable than when a traditional device is used. Variants of SoftPAP are also being designed for the collection of exfoliated cell samples from tissues other than the cervix.

The Halo System

We have entered into an agreement with NeoMatrix, LLC, to sell their Halo System in several European countries and have an option to expand sales in other countries in the future. The Halo System, which is FDA cleared and CE marked, provides a convenient and non-invasive means for the collection of nipple aspirate fluid (NAF) that can be evaluated to provide an estimate of the risk that a woman has of developing breast cancer. As sample collection using Halo is fast, non-invasive, and can easily be performed in a physician’s office, we envision it as becoming part of a routine well being physical examination in a manner analogous to a Pap smear.

Current methods for breast cancer screening primarily comprise manual palpitation of the breast and radiographic methods including classical radiography and mammography. Regular manual self examination is recommended for all women and periodic breast cancer screening using radiography or mammography is recommended for all women over the age of 40. These methods, however, are widely recognized as not providing the sensitivity needed in order to detect small early stage lesions and are adversely affected by the presence of high density breast tissue. The Halo method, on the other hand, can provide the sensitivity needed in order to detect early stage lesions and is largely insensitive to breast density. These characteristics make the Halo method suitable for routine use by women of all ages. In addition, unlike manual examination and radiography, Halo produces a sample that can be evaluated using standard cytological methods, thereby allowing patient stratification without the need for additional procedures.

SoftKit

SoftKit is a low cost device that captures a sample that can be evaluated to provide an assessment of the health of the entire female genital tract. We are in the final stages of developing SoftKit for the collection of cellular samples that can be screened for a variety of gynecological cancers (including cervical, endometrial, and ovarian), and for the collection of gynecological samples to be tested for the presence of HPV and additional indications such as sexually transmitted disease (“STD”) testing. SoftKit addresses a number of market niches and segments that are not addressed effectively by SoftPAP or traditional gynecological sampling devices. We believe that SoftKit complements SoftPAP in the CytoCore Solutions family of products. SoftKit is designed to eliminate the need for assistance from a medical professional when collecting gynecological samples for many screening applications. We believe that this feature, in addition to the range of tests that can be performed on a SoftKit sample and SoftKit’s low cost, makes SoftKit particularly attractive for use in large scale public health screening programs. We are also evaluating the use of SoftKit in an internet-based, fee-for-service testing program outside of the United States. Additional uses, such as providing a simple and rapid means of monitoring patients who have had an abnormal Pap test or who are undergoing treatment for a gynecological cancer, are also being explored.

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

Cell Preservative

In October 2009, we reached an agreement with Synermed Select Partners, Inc. (“Synermed”) under which we will private label and market their cell preservative with our SoftPAP, Halo and SoftKit cell collection devices. We selected this preservative for inclusion in convenience kits due to both its technical performance and because slides can be prepared manually from cells in this preservative, thus avoiding the high equipment and supply costs incurred when using competing methods. We believe that this methodology provides a cost effective means for laboratories to transition from smears to high quality LBPs. We intend to introduce convenience kits combining the preservative with SoftPAP and Halo in the European Union to address the demand for LBPs in that part of the world. We expect that distribution of such kits will then be expanded by region. In parallel, we plan to introduce a cytocentrifuge-based slide preparation system for use in low volume laboratories and to collaborate with Cell Solutions, an affiliate of Synermed, on selling the Cell Solutions automated slide preparation system to high volume laboratories in these countries. Unlike the rest of the world, where this preservative is already approved for use, it is approved only as a general cytology preservative in the United States and requires additional FDA approval before it can be sold for use in specific applications such as cervical cytology. We and Cell Solutions have agreed to collaborate on obtaining the necessary FDA approval. We are also working to validate the preservative with SoftKit where we believe its superior ability to process bloody samples is of particular relevance and are evaluating other preservatives for use in specific markets.

Stains and Reagents

Once a cytology specimen has been deposited onto a microscope slide, it is stained in order to assist the cytologist in detecting and identifying the various features of the deposited cells that are relevant to determining whether the cells are normal, dysplastic or cancerous. We are developing several proprietary stains for use in cervical cytology and other screening applications. These stains are designed for automated evaluation using the AIPS Imager (see below), but some may also be evaluated visually or using a flow cytometer. A study has been initiated in Germany to validate certain of these stains for use in cervical cytology as well as for use in other cytological assays. We believe that an added benefit of our proprietary stains is that after the specimen has been evaluated using these stains, it can be counterstained with Pap stain for conventional confirmation and archiving.

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

In 1994 AccuMed, a corporate predecessor to CytoCore, introduced the AcCell® computer-assisted cytology workstation. AcCell provided a means to assist the cytologist by automatically capturing the information relevant to screening cytology specimens in electronic form, managing the captured information, and automatically generating the necessary specimen, regulatory and operational reports. The benefits of this approach were demonstrated in several cytology laboratories where installation of the AcCell system reduced operating costs, eliminated transcription errors, and reduced the time needed to generate a reportable result.

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

The AIPS Imager is an advanced version of the AccuMed TracCell location-guided cytology screening system that has been optimized for use with our proprietary stains. As these stains are designed to be more effective in highlighting the cellular abnormalities associated with cancer and precancerous conditions than the traditional Pap stain used in conjunction with other automated cytology screening instruments, the AIPS Imager is expected to deliver superior performance when used in cytological screening applications. The AIPS Imager is intended to work in conjunction with the AIPS Workstation. When a specimen slide is evaluated by the AIPS Imager, the locations on the slide of any potentially abnormal cells are recorded to a data file. The slide is then transmitted to an AIPS Workstation where the data file guides the workstation to present each of the potentially abnormal cells detected to the cytologist for classification.

We plan several additional software modules that will expand the capabilities of the AIPS Imager. These modules may include those for the analysis of specimens stained with our new stains, bulk image capture and archiving, generation of time-optimized routing plans to maximize the efficiency of specimen review on an AIPS Workstation, and a “preview” module that assists the cytologist in evaluating difficult specimens. We hope that this product family will also be expanded by the addition of application kits consisting of the stains and associated software that are needed for the automated screening of other types of cytology specimens.

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

In the future, we anticipate expanding our portfolio to include other cytological assays and tests, tests for STDs, including HPV, and other markers of vaginal health, and medicinal products related to the treatment of diseases of the female reproductive system. The CytoCore product pipeline for 2012 calls for the introduction of SoftKit, an improved cytology preservative for use with SoftPAP, Halo and SoftKit, and possibly a novel cytological stain. In 2013, we expect to introduce the AIPS Workstation and to introduce the AIPS Imager with assay reagents for the location-guided screening of cervical cancer specimens in 2014. Reagents for use in the automated screening for additional conditions such as endometrial and bladder cancer are expected to be introduced in late 2015.

Markets and Marketing Objectives

Diagnostic Focus

Our immediate chief objective is to achieve broad market acceptance of the SoftPAP collection device, the Halo System and the CytoCore Solutions System as a new screening and diagnostic tool for cervical and breast cancer screening, offering alternatives to the current methods. It is estimated that there are approximately 60 million annual Pap tests and 30 million mammograms given in the United States. Worldwide, approximately 180 million Pap and 60 million breast cancer screening tests are performed annually. The potential market for each of these tests amounts to approximately 1.5 to 1.8 billion women. Many studies have shown that between 70 and 80% of a person’s entire healthcare expenditures over their whole life occur in the last four to six months of life. As a result, more and more attention is being given to the early detection of a disease or condition. Bio-molecular screening, diagnostic, and treatment products consequently are being developed to detect disease states early so they can be dealt with before they become life threatening and expensive to treat. We are designing and developing its products to satisfy this paradigm shift and focus more on diagnostic methods and tools for early detection.

Point of Care for All Populations

We also believe we are well positioned to capitalize on trends affecting the world’s population. The female population of the world is approximately 3 billion, of which 2 billion fall in the range where reproductive healthcare monitoring is necessary and effective. This group falls into two sub-groups: (1) females in the United States and other countries where healthcare is available to most, and where healthcare is more or less effective (estimated at between 300 and 400 million women), and (2) the remainder of the female world population, where healthcare is limited or non-existent. We believe our products can address the needs of both of these groups, since the principal requirements for both groups – minimal cost, near point-of-care delivery, ease of use, and reduced reliance on highly-trained and skilled professionals - are the same. We are developing our initial products to serve the needs of females in developed nations and economies, but anticipate subsequent deployment of such products to less well-developed countries.

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

Sales and Distribution

The SoftPAP has initially been targeted to the premium segment of the cervical cytology sampling market. This premium segment comprises almost the entire cervical sampling market except for public health programs and research hospitals. We expect that the SoftPAP will be primarily delivered to these customers through local and regional distributors who specialize in the value-added OB/GYN market. SoftPAP is presently registered for sale in a number of countries. Currently the Company is working with a partner in China to complete registration of softpap. The approval date is uncertain.

The Halo System is being initially targeted toward general, ObGyn and family medical practices for use as a component of routine physical examinations and toward clinical laboratories in those countries where a significant fraction of the laboratories are controlled by clinical practices Halo has been registered for sale in several European countries and will be registered in additional countries as we expand our sales footprint.

In keeping with the CytoCore Solutions philosophy, both SoftPAP and the Halo System are being offered as standalone products and, where allowed, in the form of convenience kits including our preservative.

SoftKit is expected to be introduced into the European market in late 2012 with expansion into the Middle East and Asia in 2013. The target market varies by country but is generally either selected clinical laboratories or national public health authorities. It is expected that SoftKit will primarily incorporate our preservative, but other preservatives, which we are presently evaluating, will be also be made available to accommodate local and regional differences in laboratory practice.

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

Many countries in which healthcare has been partially or fully nationalized utilize a “tender system” in which contracts to supply a specified quantity of a product for a specified period of time are periodically made available for bidding. We are taking the steps necessary to become qualified to bid on tender offers in selected countries.

Government Regulation, Clinical Studies and Regulatory Strategy

The development, manufacture, sale, and distribution of medical devices are subject to extensive governmental regulation worldwide. In the United States, our products are regulated under the Medical Device Amendments to the Food, Drug and Cosmetic Act (the “FD&C Act”) and cannot be sold, shipped or promoted in interstate commerce without prior authorization by the FDA. In the European Union, medical devices are regulated under the Medical Device, In-Vitro Device and other Directives that require that each product be CE Marked to show that it conforms to all of the requirements of the applicable Directive(s) before it can be imported into or sold in the EU.

The regulatory systems in other major markets such as China and South America have been undergoing substantial changes and now in many respects resemble the system in the EU. In particular, the CE Mark is now accepted or required in essentially all significant markets other than the US. In addition to having to obtain the appropriate regulatory approvals, we are also required to register our products with the National Health Authority in any country in which we expect to do business; may have our quality and manufacturing systems inspected and/or audited by representatives of various National Health Authorities; and may have to conform to additional regulations imposed by individual countries.

Under these regulations, we are subject to certain registration, record-keeping and reporting requirements. Our manufacturing facilities, or those of our strategic partners, may be obligated to conform to specified quality standards, and are subject to audits and inspections. We are also subject to national, state and local laws relating to such matters as safe working conditions, manufacturing practices and environmental protection. Failure to comply with these regulations could have a material adverse effect on our future operations and may impose additional costs and risks.

In the US, the FD&C Act generally bars selling, advertising, promoting, or other marketing of medical devices that have not been authorized (approved or cleared) by the FDA. The promotion or sale of medical devices for non-approved or “off-label” uses is prohibited. The FDA also regulates the design and manufacture of medical devices. These regulations have been largely, but not completely, harmonized with the ISO quality system standards for medical devices that are used for similar purposes in most other countries. This incomplete harmonization requires us to maintain two separate, but equal quality systems and increases the cost of regulatory compliance. The FDA and the corresponding regulatory agencies in other countries may withdraw product clearances or approvals for failure to comply with these regulatory standards and may impose additional sanctions.

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

In 2010, the FDA began a major review of the 510(k) process, which has to date resulted in the announcement of a relatively small number of changes, most of which do not directly impact our products. Additional changes, some of which have the potential to substantially increase the time and cost involved in obtaining marketing clearance via the 510(k) process, are under consideration and may be announced in 2012.

In the US, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, including federal and state anti-kickback laws and the federal Foreign Corrupt Practices Act, which make it illegal for an entity to solicit, offer, receive or pay remuneration or anything of value in exchange for, or to induce, the referral of business or the purchasing, leasing or ordering of any item or service paid for by Medicare, Medicaid or certain other federal healthcare programs. These statutes have been broadly defined to prohibit a wide array of practices, and our activities may subject us and our partners to scrutiny under such laws. Violations may be punishable by criminal and/or civil sanctions, including fines, as well as the exclusion from participation in government-funded healthcare programs. Laws pertaining to these and related matters also exist in other countries.

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

The EU is in the process of determining whether the various Directives pertaining to medical devices should be “recast” to bring them into conformance with the recommendations of the Global Harmonization Taskforce (GHTF) and is also studying the possibility of replacing these Directives, which must be transposed into national laws by each country in order to become effective, with EU-wide laws that do not require transposition. Conversion from the present Directives to corresponding EU laws could be beneficial in that it is expected to eliminate country-specific differences in how the Directives are applied and enforced and therefore facilitate our compliance with the pertinent regulations in the EU. Harmonization of the current medical device classification system with that recommended by the GHTF may, however, result in some or all of our products being placed in more restrictive categories that could significantly increase our regulatory compliance costs and time to market.

Several voluntary systems such as GS-1/GTIN, GMDA and EDMA for the identification of medical devices are presently in use in various parts of the world. The Global Harmonization Taskforce (GHTF), which is comprised of representatives from major medical device regulatory agencies such as the FDA, is in the process of developing a single unified medical device identification system that, when it goes into effect, will be mandatory worldwide. Current proposals combine various portions of the existing voluntary codes in order to construct the new unified identifiers which would then be required to be registered with a central repository. We are well positioned to comply with the currently proposed form of this new regulation as we have both company and product specific GS-1/GTIN codes as well as product specific GMDA and EDMA for our current products and have the mechanisms in place to obtain additional such codes in the future. The proposed regulations include user fees that will increase our cost of regulatory compliance.

We are also required to comply with certain environmental regulations with respect to products that are sold in the EU. One of these regulations is the Directive on Packaging and Packaging Wastes that mandates the minimization of packaging; restricts the use of certain packaging materials; and imposes requirements, including possible “take-back” provisions, with respect to the recycling of packaging materials. All of our current products comply with the requirements of this Directive. At present, we comply with the recycling portions of this Directive by ensuring that all packaging materials are compatible with recycling programs that are in place in the EU. However, in the future we may be required to take a more active role in the recycling of certain types of products including possibly “taking back” and recycling laboratory instruments. Implementing a compliant take-back program will increase our operating and regulatory compliance costs.

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

The “REACH” regulation, which requires the registration of all chemical products produced in or imported into the EU is presently in its implementation phase. The long term impact of this extremely complex multi-level regulation on the Company is unknown at present, but is anticipated to be minimal in the near term as our sales of chemical products (stains, preservative, etc.) are and are expected to continue to be at less than the threshold levels for registration and reporting. An increase in sales of such products above currently forecast levels and/or a reduction in the applicable thresholds could potentially result in significant costs to us.

Data from clinical trials and studies is often required in regulatory submissions and is highly desirable for use in product marketing activities. In general, at least one trial or study is necessary for each new product and additional studies or trials are needed to support new or modified indications for use and new marketing claims.

Each medical device is required to have an expiration date beyond which it may no longer be used. This expiration date is generally set very conservatively at the time of product introduction and may then be extended if warranted and supported by “realtime” data. Since SoftPAP was introduced, we have been collecting product life data from the field and has been conducting internal “stability tests”. In 2011 we completed a study that demonstrated that the original expiration dating specification for SoftPAP can safely be doubled and suggested that a further extension may be possible. We intend to continue performing realtime stability studies and extending the expiration dating of our products if supported by data from these studies.

SoftPAP has FDA clearance and is CE Marked for the collection of samples for use in cervical cancer screening. At the time that these approvals were obtained, the accepted standard of clinical practice was to perform the initial screening by cytology and to use a HPV test to confirm and further classify any abnormal cytological results that were obtained. Recently several countries, most notably certain countries in the EU, have revised, or have begun revising their accepted practice such that the initial screening is now to be performed using a HPV test with reflex to cytological testing for confirmation and diagnosis of a positive HPV result. This change in use does not affect the approvals presently held by SoftPAP, but a new clinical study based upon this revision to clinical practice is needed for marketing purposes. The necessary study protocol has been prepared and discussions with potential clinical sites are in progress. It is presently anticipated that this study will be completed by no later than the fourth quarter of 2012. This same study will also provide additional validation data for the use of our preservative with SoftPAP and an independent test of one of the proprietary cytology stains that we are developing.

Several additional clinical trials and studies are planned, but will not be initiated until we can obtain sufficient additional financial and operating resources. The largest of these planned studies and trials is a formal clinical trial of SoftKit in conjunction with our preservative for the self-collection of samples for cytology and HPV testing in both the primary and reflex modes. Other planned studies and trials include, but are not limited to, validation of certain stains and markers for use with the AIPS Imager, obtaining additional indications for use for SoftPAP and SoftKit, and field validation of the AIPS Workstation.

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

Operations

We conduct research and development work for the CytoCore Solutions System using a combination of our full-time and part-time employees, contract researchers and independent consultants in our Chicago, Illinois location. Where appropriate, we also utilize the services of contract product development companies, but we retain the planning, management, quality control, validation and regulatory compliance portions of these projects in-house.

We do not intend to invest capital to develop our own distribution and sales organizations, or to construct and maintain a medical-products manufacturing facility and all its related quality systems requirements. Our strategy is to utilize the operations, quality systems and facilities of contract manufacturers specializing in medical products manufacturing to meet our current and future needs in the United States and abroad. All of our contract manufacturers and our suppliers of purchased products are FDA ISO 13485 registered and have sufficient capacity to meet our anticipated needs. We own the tooling, fixtures and other items required for the manufacture of our products.

Intellectual Property

We rely on a combination of patents, licenses, trade names, trademarks, know-how, proprietary technology, trade secrets and policies and procedures to protect our intellectual property. We consider such security and protection a very important aspect of the successful development and marketing of our products in the U.S. and foreign markets.

In the United States, we follow the practice of filing a provisional patent application for an invention as soon as it has been determined that the invention meets the minimum standards for patentability. While a provisional patent application does not provide any formal rights or protections, it does establish an official priority date for the invention that carries over to any utility patent applications that are derived from the provisional application within the next 12 months. A utility patent application begins the process that can culminate in the issuance of one or more U.S. or foreign patents. We convert each outstanding provisional patent application into some number of utility patent applications within this 12-month period. In most cases each provisional application results in one utility filing. However, in some cases a single provisional application has generated two independent utility filings or multiple (up to five) provisional applications have been consolidated into a single utility application. During the examination of a utility application, the examining patent office may require us to divide the application into two or more separate applications or we may file a continuation-in-part patent application that expands upon the technology disclosed in an earlier patent application and which has the potential of superseding or improving upon the disclosure of the earlier application. For these reasons, estimating the number of patents that are likely to be issued based upon the number of provisional and utility applications filed is difficult.

Prior to filing a utility application in the United States, we review the application to determine whether obtaining patent coverage for the invention outside of the United States is necessary or desirable to support our business model. If so, a utility patent application is filed under the Patent Cooperation Treaty (“PCT”). Depending upon the nature of the invention and business considerations, we typically nationalize PCT applications in some number of countries, the number depending upon anticipated market size and the locations of potential competitors.

As of December 2011, we had filed 12 U.S. utility patent applications. Three of the U.S. utility applications have been issued as U.S. patents, two are pending, and seven have been abandoned as no longer being appropriate to our business. One Chinese patent had been issued and one European case has been abandoned. One U.S. and five foreign patent applications are filed and pending; in order to reduce the expenses related to patent prosecution, we are currently taking only those actions needed to keep them in effect. This group of patents and patent applications covers all aspects of the CytoCore Solutions System including, but not limited to, the point of service instrument, the personal and physicians’ collectors, and the slide-based test. As a result of the acquisition of AccuMed, we acquired 33 issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of 17 were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software were also acquired. We have recovered the AcCell-related patents and patent applications from the third party.

We intend to prepare additional patent applications for processes and inventions arising from our research and development process. The protections provided by a patent are determined by the claims that are allowed by the patent office that is processing the application. During the patent prosecution process it is not unusual for the claims made in the initial application to be modified or deleted or for new claims to be added to the application. For this reason, it is not possible to know the exact extent of protection provided by a patent until it issues. Recent changes in US patent law, particularly conversion to a “first to file” system and introduction of a challenge period after a patent is granted may influence our IP strategy, especially as related to the filing of provisional applications.

Patent applications filed prior to November 29, 2000 in the United States are maintained in secrecy until any resulting patents have issued. As there have been examples of U.S. patent applications that have remained “in prosecution” and, therefore, secret for decades, it is not possible to know with certainty that any U.S. patent that we may own, file for or have issued to us will not be pre-empted or impaired by patents filed before ours and that subsequently are issued to others. Utility patent applications filed in the United States after November 29, 2000 are published 18 months after the earliest applicable filing date. This revised standard reduces the chances that such a “submarine” patent will impair our intellectual property portfolio. Foreign patent applications are automatically published 18 months after filing. As the time required to prosecute a foreign utility patent application generally exceeds 18 months and the foreign patents use a “first to file” rather than a “first to invent” standard, we do not consider submarine patents to be a significant consideration in our patent protection outside of the United States.

Our products are or may be sold worldwide under trademarks that we consider to be important to our business. We own the trademarks SoftPAP®, CytoCore®, and CytoCore Solutions®. We may file additional U.S. and foreign trademark applications in the future.

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

Research and Development Expenditures

Our research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize both in-house and contracted research and development personnel, including in collaboration with universities, medical centers and other entities. All of our research and development activities are presently conducted in the United States.

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

Employees

As of April 5, 2012, we employed a total of five full-time and one part-time employees. None of our employees are members of a labor union. We also utilize independent consultants in the United States on an as-needed basis.

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

During the fiscal year ended December 31, 2011, we did not have any foreign operations.

Item 1A.	Risk Factors

You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our capital stock. The risks and uncertainties described below are not the only ones we face. Additional risks are described elsewhere in this report under the Item 1 – Business, Item 3 – Legal Proceedings, and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation sections, among others. Other risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. The discussion of our risk factors should be read in conjunction with the financial statements and notes thereto included herein.

Risks Related to Our Business

We have a history of operating losses and there is substantial doubt as to our ability to continue as a going concern.

Our expenses have exceeded our revenues since our inception, and our accumulated deficit at December 31, 2011 was $99,700,000. We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when, if ever, that sales of our products might occur. We estimate that we have sufficient cash on hand to fund our operations only until April 2012. Our losses have resulted from research and development costs, sales and marketing expenses and other general operating expenses. We expect to continue to devote resources to marketing, product development and other research and development activities and cannot predict when, if ever, that revenues will be sufficient to fund our operations. We, therefore, expect to continue to incur significant losses in the near future. Due to the substantial losses we have incurred and our current limited financial resources, our independent registered public accounting firm has noted in its report on our financial statements that these conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty. Moreover, the going concern explanatory paragraph may make obtaining additional financing more difficult or costly.

We have limited financial resources and we are not certain we will be able to obtain additional financing to maintain operations and fund the development of future products.

Our ability to continue operations depends upon our raising additional funds during 2012. We estimate that we have sufficient cash on hand to fund operations only until April 2012. Until such time as our products achieve market acceptance and generate sufficient revenues, we will continue raising funds for operating purposes primarily from the sale of Company securities. Lack of funding may affect our overall ability to operate our business, including the ability to employ adequate staff and conduct ongoing studies and clinical trials of our products. Failure to raise adequate capital to meet our business needs could materially jeopardize our financial condition, our ability to conduct business, and in the extreme case to discontinue operations and liquidate. There can be no assurance that we will be able to secure necessary funds.

We currently depend on the sale of a single product and product line.

We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when, if ever, sales of our products might occur. We did not ship any product in 2011. In the foreseeable future, we expect to derive most of our revenues from the sale of the SoftPAP cell collection device, and the other components of the CytoCore Solutions System. Our net sales and earnings will, therefore, be heavily dependent on the sale of these products. If we are unable to successfully develop and commercialize such products as well as other new or improved products, our business, sales and profits will be materially impaired.

Our future success will depend on our ability to develop new products and respond to technological changes in the markets in which we compete.

Our long-term ability to generate product-related revenue will depend, in part, on our ability to identify products and product candidates that may utilize the different components of the CytoCore Solutions System, including our drug delivery system and slide-based tests. If internal efforts do not generate sufficient product candidates, we will need to identify third parties that wish to collaborate with us to develop new products and applications. Our ability to successfully pursue third-party relationships will depend in part on our ability to negotiate acceptable license and related agreements. Even if we are successful in establishing collaborative arrangements, they may never result in the successful development or commercialization of any product candidate or the generation of any sales or royalty revenues.

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

Widespread adoption and commercial acceptance of our SoftPAP device and the CytoCore Solutions System in the United States and other countries is, in part, dependent upon the ability of healthcare providers and laboratories to secure adequate reimbursement from third-party payers such as private insurance plans, managed care organizations, Medicare and Medicaid, and foreign governmental healthcare agencies. We cannot guarantee that third parties will add our products to the coverage and that reimbursement will in fact be provided, that it will continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and laboratories in the United States and other countries to use our products instead of conventional methods or existing therapies.

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

We expect that international sales will account for a significant portion of our future revenues in and believe international sales are a key element to our future success. As a result, we may be subject to the risks of doing business internationally, including:

•	imposition of tariffs or embargoes;
•	trade barriers and disputes;
•	regulations related to customs and export/import matters;
•	fluctuations in foreign economies and currency exchange rates;
•	longer payment cycles and difficulties in collecting accounts receivable;
•	the complexity and necessity of using foreign representatives and consultants;
•	tax uncertainties and unanticipated tax costs due to foreign taxing regimes;
•	the difficulty of managing and operating an enterprise spanning several countries, including difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers;
•	the uncertainty of protection for intellectual property rights and differing legal systems generally;
•	compliance with a variety of laws; and
•	economic and geopolitical developments and conditions, including international hostilities, armed conflicts, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

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

Occasionally, some of our products may have quality issues resulting from the design or manufacture of the product or, in the case of the AIPS platform, the hardware and software used in the product. Often these issues can be discovered prior to shipment and may result in shipping delays or even cancellation of orders by customers. Other times problems could be discovered after the products have shipped, which would require us to resolve issues in a manner that is timely and least disruptive to our customers. Such pre-shipment and post-shipment problems would have ramifications for us, including cancellation of orders, product returns, increased costs associated with product repair or replacement, and a negative impact on our goodwill and reputation.

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

We currently rely primarily on third-party distributors for the sale and distribution of our products. Our relationships with these distributors, therefore, must remain positive. We have a limited a history of working with these companies and have only limited control over their performance. We cannot predict the success of these relationships or the efforts of these companies in marketing the SoftPAP and our other products. Our sales and marketing efforts, including those of our distributors, may not be sufficient to successfully compete against more extensive and well-funded operations of certain of our competitors. Only one of our existing distributors purchased any product from us in 2010. There were no sales in 2011. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers.

Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.

We anticipate substantial fluctuations in our future operating results. A number of factors contribute to such fluctuations, including but not limited to:

•	introduction and market acceptance of new products and product enhancements by both us and our competitors;
•	timing and execution of distribution and sale contracts;
•	competitive conditions in the medical device and diagnostic markets;
•	product development, sales and marketing expenses;

•	third-party reimbursement levels; and
•	changes in general economic conditions.

The loss of existing key management and technical personnel or the inability to attract new hires could have a detrimental effect on us.

Our success depends on identifying, hiring, training, and retaining qualified professionals. Competition for qualified employees in our industry is intense and we expect this to remain so for the foreseeable future. Currently, our limited resources make it difficult for us to competitively compensate our current employees and potential employee candidates. If we were unable to attract and hire a sufficient number of employees, or if a significant number of our current employees or any of our senior managers resign, we may be unable to complete or maintain existing projects or develop and implement new projects of similar scope and revenue. Our success is particularly dependent on the retention of existing management and technical personnel, including Robert F. McCullough, Jr., our Chief Executive Officer and Chief Financial Officer, and Richard A. Domanik, Ph.D., our Chief Operating Officer. We do not have an employment with either of our executive officers and do no maintain a key man life insurance policy on any of our executive officers. The loss or unavailability of the services of these executives could impede our ability to effectively manage our operations.

We may need to expand our operations and we may not effectively manage any future growth.

As of December 31, 2011, we employed six full-time persons. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Common Stock

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares.

Our common stock is currently eligible for quotation on the OTC Bulletin Board, however trading to date has been limited.  If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares.  We currently do not meet the initial listing criteria for any registered securities exchange.  The OTCBB is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

The historically volatile market price of our common stock may affect the value of our stockholders’ investments.

The market price of our common stock has in the past been highly volatile. In fiscal years 2011 and 2010, the price of our common stock traded in a range of $0.01 to $0.22. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

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

There are currently outstanding a substantial number of securities convertible into shares of our common stock and we intend to raise additional funds in the future through issuances of shares of common stock or securities convertible into shares of our common stock which will be dilutive to existing stockholders or impose operational restrictions.

We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2011, we had 47,250 shares of Series A convertible preferred stock outstanding, which convert into approximately 2,064 shares of our common stock; 93,750 shares of Series B convertible preferred stock outstanding, which convert into approximately 37,500 shares of our common stock; 38,333 shares of Series C convertible preferred stock outstanding, which convert into approximately 19,167 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 175,000 shares of our common stock; and 19,022 shares of Series E convertible preferred stock outstanding, which convert into approximately 52,356 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation permits our Board of Directors to issue the remaining 5,143,137 undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine. At December 31, 2011, we had outstanding warrants to purchase an aggregate 922,667 shares of our common stock. The issuance of shares of our common stock upon the conversion of our preferred stock, or upon exercise of outstanding warrants, would cause dilution of existing stockholders’ percentage ownership of the Company. Holders of our common stock do not have preemptive rights, meaning that current stockholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our common stock.

In addition, we intend to raise additional capital in the future to fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing will be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility.  If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced.  These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act, and is, therefore, subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded.   Penny stocks generally are equity securities with a per share price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, of our common stock and reducing the liquidity of an investment in our common stock.

Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover of our Company more difficult.

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware ("DGCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Our certificate of incorporation also includes undesignated preferred stock, which may enable our board of directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, we are currently authorized to issue 500 million shares of common stock. Our Board of Directors has the authority to issue a significant number of shares of our common stock without further stockholder approval. Each of the foregoing may have an anti-takeover effect of delaying or preventing a change of control which may be beneficial to our stockholders.

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

MedPlast Elkhorn, Inc. In May 2009, MedPlast Elkhorn, Inc. (“MedPlast”) filed suit against the Company in the Circuit Court, Walworth County, Wisconsin (Case No. 09 CV00721). MedPlast alleged that the Company has failed to pay for certain tools and materials used in the manufacturing of the Company’s products. MedPlast asked for payment of $377,000. In November 2011, the Company entered into a settlement agreement with MedPlast. The terms of the agreement provide for the Company to transfer title for three presses to MedPlast and MedPlast transferred to the Company all molds tools and equipment in its procession. In addition, MedPlast paid the Company $51,000. As a result of this agreement, the Company recorded a charge of $141,000 as a charge to other expense. The Company believes that it has no further liability to MedPlast.

SEC Civil Action. In January 2011, the SEC filed a civil injunction action against the Company, Daniel J. Burns, the former Chairman of the Board of Directors of the Company, and Robert F. McCullough, Jr., Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company, in the United States District Court sitting in the Northern District of Illinois. The SEC alleged that between 2003 and 2008, the Company paid compensation to unregistered broker/dealers and failed to accurately report the beneficial ownership of certain of our officers and directors in our SEC filings. In February, 2011, the Company consented to the entry of a final judgment which permanently restrains and enjoins the Company from violating Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 15(a) of the Exchange Act, and from aiding and abetting others in such violations. In connection with the foregoing settlement, the Company agreed that for a period of at least two years it will establish and comply with internal policies and procedures designed to prevent it from future violations of certain federal securities laws.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCBB under the symbol “CYOE.OB”. The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the OTCBB. These quotations reflect inter-dealer prices, may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions.

	High	Low

Year Ended December 31, 2011
1st Quarter	$.05	$.01
2nd Quarter	$.04	$.01
3rd Quarter	$.01	$.007
4th Quarter	$.04	$.007

Year Ended December 31, 2010
1st Quarter	$0.20	$0.05
2nd Quarter	$0.22	$0.11
3rd Quarter	$0.15	$0.025
4th Quarter	$0.085	$0.019

Holders

As of April 5, 2012, we had approximately 432 record holders of shares of our common stock.

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

We paid non-cash dividends, in the form of newly issued shares of our common stock, amounting to $118.00 during 2011 to holders of shares of our preferred stock who elected to convert such shares and cumulative dividends due thereon into shares of our common stock. There were no conversions in 2010. We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $2,732,700 at December 31, 2011, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.

Stock Transfer Agent

Our stock transfer agent is Computershare Shareowner Services, 199 Water Street, 26th Floor, New York, New York, 10038 and its telephone number is (212) 805-7100.

Recent Sales of Unregistered Securities

For the year ended December 31, 2011, Asher Enterprises converted a total of $55,500 of principal and $3,000 of accrued interest into 7,306,588 shares of common stock at an average fair price of $0.01 per share.

As of December 31, 2011, we are contractually obligated to issue 700,000 shares of restricted, unregistered common stock to a financial consultant as payment for services. We recorded a charge of $21,000 for these shares as a selling, general and administrative (“SG&A”) expense during the quarter ended March 31, 2011. The shares have not yet been issued by the transfer agent.

During the quarter ended December 31, 2011, we became contractually obligated to issue 300,000 shares of restricted, unregistered common stock to a medical consultant, and recorded $6,000 as an R&D expense. During the year ended December 31, 2011, we became obligated to issue a total of 1,450,000 of restricted, unregistered common stock to this consultant, and recorded $24,000 as an SG&A expense. The shares have not yet been issued. An additional 338,860 shares, which became issuable and were recorded in the prior year, also have not yet been issued.

Also during the quarter ended December 31, 2011, we were contractually obligated to issue 384,615 shares of common stock to an employee for compensation and recorded $5,000 as an SG&A expense. For the year ended December 31, 2011, we were obligated to issue a total of 3,104,179 shares of common stock to this employee for services rendered totaling $44,000.

In addition, during the quarter ended December 31, 2011, we were contractually obligated to issue 615,384 shares of restricted, unregistered stock to marketing consultants and recorded $8,000 as an SG&A expense. During the year ended December 31, 2011, we became obligated to issue 3,751,130 of restricted, unregistered common stock to these consultants, and recorded $44,000 as an SG&A expense.

Also during the quarter ended December 31, 2011, a holder of 200 shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into 10,916 unregistered shares of the Company’s common stock. Dividends on these preferred shares were $118.00

We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for sales to a limited number of accredited investors, employees, service providers, or creditors with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. We plan that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

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

We launched sales of the SoftPAP cervical cell collector in the fourth quarter of fiscal 2007. We believe the revenues from this device along with additional capital will allow us to complete the development of the other components of the CytoCore Solutions System, including the AIPS Workstation, AIPS Imager, and genetic biological markers used for the development of the various protein antibodies that allow for the detection of abnormal cervical, uterine, endometrial and bladder cancer cells.

Outlook

We have incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and to develop, manufacture and market our products. Implementation of our plans will be contingent upon securing substantial additional financing. During the year ended December 31, 2011, we raised approximately $0.8 million through advances from related parties. In order to successfully implement our business plan, we will have to obtain additional capital. If we are unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities and in the extreme case, cease operations. No assurances can be given about our ability to obtain capital. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates concerning the method of depreciation or the useful life of the equipment used in the production of SoftPAP collection kits, (2) estimates as to the valuation allowance for the amounts recorded and held as inventory of goods and property and equipment, and (3) estimates of possible litigation losses.

Results of Operations

Fiscal Year Ended December 31, 2011 as compared to Fiscal Year Ended December 31, 2010

Revenue

Revenues of $24,000 for the fiscal year ended December 31, 2011 represented a decrease of $6,000, or 20%, from revenues of $30,000 for the fiscal year ended December 31, 2010. The decrease was due to lower sales of our SoftPAP cervical cell collector totaling $3,000, a reduction in service revenue of $1,000, and a reduction in licensing fees of $10,000.

Costs and Expenses

Cost of Revenues

Cost of revenues represents the cost of the product sold, freight, and other costs of selling our products. There was no cost of revenues for the year ended December 31, 2011. For the year ended December 31, 2010, cost of revenues totaled $1,000.

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

For the 2011 fiscal year, research and development expenses were $252,000 before a reduction of $15,000 from a settlement with a vendor, resulting in a net expense of $237,000. Expenses for the 2010 fiscal year were $275,000 before a reduction of $64,000 from a settlement with a former employee, resulting in a net expense of $211,000. The research and development expenses for the year ended December 31, 2011 decreased by $23,000, or 8%, from $275,000 in 2010. The decrease is attributable to $2,000 in reduced fees paid to medical consultants, and $24,000 in reduced personnel costs after the $64,000 settlement with a former employee in 2010. These reductions were partially offset by an increase of $4,000 related to costs incurred for the ongoing improvement of the SoftPAP cervical collection device before the $15,000 settlement with a vendor.

Selling, General and Administrative

For the year ended December 31, 2011, selling, general and administrative expenses were $1,715,000 representing a $46,000, or 3%, increase from SG&A expenses of $1,669,000, after a reduction of $71,000 from a settlement with a vendor, for the year ended December 31, 2010. Of this $46,000 increase, $137,000 related to an increase in employee compensation expense, $64,000 related to an increase in franchise and other taxes, $62,000 related to an increase in consulting expense, $45,000 related to an increase in marketing expense, $20,000 related to an increase in transfer agent fees, $10,000 related to an increase in director fees, $10,000 related to an increase in financing costs, $3,000 related to rent expense and $13,000 related to travel expenses These increases were partially offset by reductions of $188,000 in professional fees for legal and accounting services including a $71,000 benefit from a settlement with a vendor in 2010, $63,000 relating to reduced depreciation and amortization expense, $43,000 relating to insurance expense, $7,000 in computer expense, $20,000 in printing costs, and $3,000 in other costs.

Other Income (Expense)

Interest expense increased by $5,000 to $186,000 for the year ended December 31, 2011 from $181,000 in 2010. We recorded a non-cash expense totaling $173,000 in 2011 and $109,000 in 2010 for interest on related party advances.

During the year ended December 31, 2011, we recorded a non-cash benefit of $30,000 resulting from the remeasurement of the derivative liability as described in Note 11 to the financial statements set forth elsewhere in this report. In 2010, we recorded a non-cash benefit of $334,000 resulting from the remeasurement of the derivative liability and $55,000 from the amortization of debt discount.

We recorded an expense provision for valuation of inventory totaling $624,000 and for certain fixed assets in the amount of $27,000 for the year ended December 31, 2011 and impairment of fixed assets in the amount of $399,000 for the year ended December 31, 2010.

Net Loss

The net loss for the year ended December 31, 2011, totaled $2,876,000, as compared to $2,097,000 for 2010, an increase of $779,000 or 37%. Of this increase, $46,000 related to increases in SG&A expenses, $26,000 related to increases in R&D costs, $141,000 resulted from the cost of a legal settlement, $5,000 related to an increase in interest expense, $304,000 related to a decease in other income resulting from the non-cash benefit derived from the remeasurement of the derivative liability, $624,000 related to an inventory impairment charge, and $6,000 related to a reduction in revenues. These increases were partially offset by a decrease of $372,000 relating to an impairment charge to fixed assets, and a $1,000 decrease in cost of revenues.

The net loss applicable to common stockholders which reflects the unpaid and undeclared preferred stock dividends increased to $3,142,000 for the year ended December 31, 2011, from $2,363,000 for the year ended December 31, 2010, a increase of $779,000, or 32%. In addition to the changes reported above, cumulative dividends on our outstanding Series E convertible preferred stock that converted into common stock totaled $118.00 for the year ended December 31, 2010. There was no divided recorded in 2011. The net loss per common share for each of the years ended December 31, 2011 and December 31, 2010 was $0.05 and $0.05, respectively, on 58,233,600 and 45,688,465 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

Our capital resources and liquidity needs have been met from sales of our debt and equity securities to individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We also need to update certain parts on our inventory units at an estimated cost of $0.60 - $1.00 per unit. We have raised operating funds for our business since our inception through loans from related parties, private offerings of debt and equity securities to limited numbers of U.S. and foreign investors. We will be required to make additional offerings in the future or obtain additional money from related parties to support our operations until we are able to generate sufficient income from the sale of our products. We used $720,000 and $1,121,000 during 2011 and 2010, respectively, to fund our operating activities. We also used $36,000 in 2010 for the purchase of a license.

At December 31, 2011, we had cash on hand of $14,000, as compared to $13,000 in 2010. During the year ended December 31, 2011, net cash used for operating activities was $720,000 compared to $1,121,000 in 2010. The decrease was primarily attributable to an increase in accrued expenses, a decrease in accounts payable, and non-cash legal settlement charges, partially offset by a lower provision for fixed asset impairment. During the year ended December 31, 2011, net cash used in investment activities was $0 compared to $36,000 in 2010. The investment activity in 2010 consisted entirely of purchasing a license. During the year ended December 31, 2011, net cash provided by financing activities was $721,000 compared to $1,170,000 during the year ended December 31, 2010. The decrease is attributable to a decrease in financing provided by related parties, partially offset by increased payments in connection with outstanding promissory notes.

We were able to raise $771,000 through advances from related parties during the fiscal year ended December 31, 2011, which was used to fund operations, including research and development activities. We currently have enough cash on hand to fund operations into April 2012. We estimate that we will need approximately $720,000 of additional financing to continue to conduct operations at current levels over the next twelve months. We continue to meet with qualified investors and believe we will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations, although no assurance can be given about our ability to obtain such capital. We do not have any material commitments for capital expenditures.

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

In order to meet our operational needs, we have agreed to issue shares of our common stock to various employees, consultants and other service providers (the “Recipients”) in lieu of cash payment. In 2011, we became contractually obligated to issue an aggregate of 11,407,432 shares of common stock to the Recipients. We have not issued 2,150,000 of these shares. In 2010, we issued an aggregate of 1,183,333 shares of common stock to the Recipients. Prior to 2010, we agreed to issue an aggregate amount of 1,602,192 shares of common stock to the Recipients, which have not been issued.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements for the years ended December 31, 2011 and 2010, together with the report of L J Soldinger Associates LLC dated April 13, 2012, and the notes thereto, are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer who serves as our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of December 31, 2011, our internal control over financial reporting is effective at the reasonable assurance level.

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

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Board of Directors and Executive Officers

Name	Age	Positions with the Company

Robert F. McCullough, Jr.	57	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
John H. Abeles, M.D.	67	Director
Alexander M. Milley	59	Director
Augusto Ocana	68	Director
Mauro Scimia	56	Director
Xavier Carbonell	42	Director
Richard A. Domanik, Ph.D.	66	Chief Operating Officer

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

Robert F. McCullough, Jr. was elected Chief Financial Officer and director of the Company in September 2005 and Chief Executive Officer of the Company in October 2007. Mr. McCullough was appointed to serve as Chairman of the Board of Directors on April 21, 2009. From October 2003 to January 2011, Mr. McCullough also served as President and as a Portfolio Manager of Summitcrest Capital, Inc., a money management firm and registered investment adviser, which was formerly a holder of approximately 4.9% of our issued and outstanding common stock. From April 1999 to July 2003, Mr. McCullough served as a Portfolio Manager at Presidio Management, a money management firm. Prior to this, Mr. McCullough served as a manager with the accounting firm of Ernst & Whinney (now Ernst & Young) and also served as a financial analyst, a portfolio manager and a Chief Financial Officer of several private companies. Mr. McCullough has a Masters of Business Administration in finance and is a Certified Public Accountant. Mr. McCullough possesses particular knowledge and experience in accounting and finance, organizational leadership and strategic planning that strengthen the Board’s collective qualifications, skills, and experience. In a civil action brought by the SEC in January 2011, the SEC alleged that Mr. McCullough failed to report transactions in Company securities, failed to accurately report his beneficial ownership of Company securities in our proxy statement, and aided and abetted us in violating Section 15(a) of the Exchange Act. In February 2011, Mr. McCullough consented to the entry of a final judgment pursuant to which he was permanently restrained and enjoined from violating Section 14(a) of the Exchange Act, Section 16(a) of the Exchange Act, and from aiding and abetting violations of Section 15(a) of the Exchange Act and paid a civil penalty in the amount of $100,000.

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

Alexander M. Milley has been a director of the Company since 1989. Mr. Milley is currently President, Chief Executive Officer and Chairman of the Board of ELXSI Corp., a publicly-held holding company with subsidiaries operating in the restaurant and environmental inspection equipment industries. Mr. Milley has served as Chairman and CEO of ELXSI since September 1989, and was elected President of that company in August 1990. He is also President and Chairman of the Board of Azimuth Corporation, a holding company with subsidiaries operating in the trade show exhibit, retail environment design, and electrical components and fastener distribution industries. From 1988 until 2004, Mr. Milley served as a director and Vice President of Contempo Design, Inc., a designer and manufacturer of trade show exhibits. Contempo Design, Inc. filed a petition a petition under Chapter 11 of the federal Bankruptcy Code in 2004. Mr. Milley was Chairman of the Board and Chief Executive Officer of Bell National Corporation, our predecessor, until December 1998 and was President of Bell National from August 1990 until December 1998. Mr. Milley is the founder, President, sole director and majority stockholder of Milley Management, Inc., a private investment and management-consulting firm. Mr. Milley is also a director and executive officer of Cadmus Corporation, a private investment and management consulting firm, and Winchester National, Inc., an investment holding company. Mr. Milley possesses particular knowledge and experience in finance, management, marketing and public company governance that strengthen the Board’s collective qualifications, skills, and experience.

Dr. Mauro Scimia has served as a consultant to the Company since 2011. Prior to this, from 2009 to 2011, he served as a consultant to Greiner BioOne, a life sciences company, where he assisted with establishing distribution networks and developing a private laboratory network. During 2007 and 2008, he served as a consultant to Third Wave Technologies (Madison), a developer of cervical cancer screening tests, where he assisted with establishing distribution channels in Italy, France and Spain. From 2000 to 2006, Dr. Scimia served as the Country Manager for Cytyc Italy, a subsidiary of Cytyc Corporation. Prior to this, he served in several sales and management positions for several pharmaceutical and life sciences companies. As a result of these and other professional experiences, Dr. Scimia possesses particular knowledge and experience in sales strategies, product distribution and the life sciences industry which strengthens the Board’s collective qualifications, skills, and experience.

Dr. Xavier Carbonell has served as the Chief Executive Officer of Palex Medical, SA, a medical device distribution company located in Spain, since 2008. Prior to this, from 2004 to 2008, he served as the Oncology Business Unit Director for Amgen, a publicly-traded biotechnology company. Prior to this, from 2002 to 2004, he was the Medical Director for the Oncology Business Unit at Novartis. Before Novartis, he held several positions in the medical oncology field, including serving as a Medical Oncologist at several public and private institutions. As a result of these and other professional experiences, Dr. Carbonell possesses particular knowledge and experience in management, international relations and product distribution which strengthens the Board’s collective qualifications, skills, and experience.

Augusto Ocana has previously served as Chief Executive Officer of the Company from November 2006 to July 2007, a consultant to the Company from July 2007 to December 2007, and as President of International Operations from 2007 through 2008. He has acted as a consultant to the Company since then. He also served as the President of Worldwide Business of the Company since 2006. Prior to this, from 1999 to 2006, he was a Senior Vice President, General Manager and Director of C.H. Werfen, S.A., where he focused on sales and market development. Prior to this, he served in sales and management roles for several corporations, including Abbott Laboratories. As a result of these and other professional experiences, Mr. Ocana possesses particular knowledge and experience in sales, marketing, and management which strengthens the Board’s collective qualifications, skills, and experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and holders of more than 10% of the outstanding shares of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of copies of such forms received by us and/or any written representations from such persons that no other reports were required with respect to 2011, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2011.

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

Board of Directors and Committee Information

Our Board has determined that Dr. Abeles and Mr. Milley are “independent” as set forth in the rules and regulations of The Nasdaq Stock Market, including Rule 5605, and Rule 10A-3 of the Exchange Act. The Company does not utilize any other definition or criteria for determining the independence of a director or nominee, and no other transactions, relationships, or other arrangements exist to the Board’s knowledge or were considered by the Board, other than as may be discussed herein, in determining an individual’s independence.

The Board of Directors currently has three standing committees – the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Compensation Committee and Nominating and Corporate Governance Committees were established by the Board in 2008.

Audit Committee

The Audit Committee currently consists of Mr. Milley (Chairman) and Dr. Abeles both of whom are independent under applicable independence requirements. The Board of Directors has determined that Mr. Milley qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act.

The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s overview of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the Commission, review of the adequacy and efficacy of the accounting and financial controls of the Company as well as the quality of accounting principles and financial disclosure practices, and communications with the Company’s independent registered public accounting firm and members of financial management. A copy of the Audit Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its 2007 annual stockholders meeting, as filed with the SEC on May 15, 2007, and is available on our website at www.cytocoreine.com. The Audit Committee met four times in 2011.

Stockholder Nominations

There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the 2011 fiscal year.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)		Total ($)
Robert F. McCullough, Jr. (1) CEO, CFO and Chairman of the Board	2011	$90,000	(2)	$90,000
	2010	$45,000	(2)	$45,000
Richard A. Domanik, Ph.D. (3) COO	2011	$150,000	(4)	$150,000
	2010	$150,000	(4)	$150,000

(1)	Mr. McCullough has served as our Chief Executive Officer since October 2007 and as our Chief Financial Officer since September 2005.
(2)	Mr. McCullough voluntarily reduced his salary in 2011 and 2010, and has deferred payment of his salary earned in 2011 and 2010.

(3)	Dr. Domanik has served as our Chief Operating Officer since October 2007, and has also served as our President from May 2007 until August 2008.
(4)	Dr. Domanik has deferred payment of his salary earned in 2011 and 2010.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers did not own any outstanding equity awards as of December 31, 2011.

Narrative Disclosure to Summary Compensation Table

Mr. McCullough earned an annual salary of $90,000 and $45,000 in 2011 and 2010, respectively, and has elected to defer payment of such salary. We do not have any employment agreement with Mr. McCullough.

We have not entered into an employment agreement with Dr. Domanik. We pay Dr. Domanik an annual salary of $150,000, standard benefits as provided to other employees, and reimbursement of reasonable business expenses. Dr. Dominick elected to defer salary totaling $150,000 for the 2011 and 2010 fiscal years.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation of directors for our 2011 fiscal year.

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
John H. Abeles, M.D.	$20,000	$20,000	(3)
Alexander M. Milley	$20,000	$20,000	(3)
Clinton H. Severson	$20,000	$20,000	(3)(4)

(1)        Mr. McCullough has been omitted from this table as he is a management member of our board of directors and is not separately compensated for his service on the board of directors.

(2)        This table does not include Drs. Scimia and Carbonell and Mr. Ocana, who were each appointed to the board of directors on March 1, 2012.

(3)        Represents accrued but unpaid director fees with respect to fiscal year 2011. This amount does not include fees payable to each director in the amount of $20,000, which were accrued but unpaid in 2010 and have not been paid to date. As of December 31, 2011, each of these directors is entitled to receive 100,000 shares of common stock in connection with a stock bonus provided to each of our directors in 2009.

(4)        Mr. Severson resigned as a director of the Company on February 14, 2012.

Narrative Disclosure to Director Compensation Table

We currently pay our outside directors a quarterly fee of $5,000 as compensation for their service on our board of directors. Since 2009, our directors have deferred receipt of such fees. We also reimburse all directors for their reasonable expenses incurred in connection with attendance at meetings of the board of directors. In addition, all outside directors are entitled to receive warrants to purchase 25,000 shares of our common stock when our annual revenues reach $20 million and warrants to purchase an additional 25,000 shares of common stock when our annual revenues reach $50 million. The exercise price of such warrants will be at a 33% discount to the average trading price of the common stock during the 45 days prior to the date we achieve each revenue milestone.

Upon our acquisition, all outside directors will receive: (1) warrants to purchase 62,500 shares of common stock at $2.50 per share if we are acquired for more than $10.00 per share; (2) warrants to purchase 87,500 shares of common stock at $5.00 per share if we are acquired for more than $20.00 per share; and (3) warrants to purchase 125,000 shares of common stock at $7.50 per share if we are acquired for more than $30.00 per share.

For information on other consideration received by directors or their affiliates from the Company, see “Transactions with Related Persons, Promoters and Certain Control Persons” in Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following table sets forth certain information, as of April 5, 2012 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is c/o CytoCore, Inc., 414 N. Orleans Street, Suite 510, Chicago, Illinois 60610.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership(1)		of Class

Robert F. McCullough	3,889,353	(2)	5.6%

Augusto Ocana	4,327,749		5.2%

Mauro Scimia	3,578,200		4.1%

Xavier Carbonell	1,636,154		1.4%

John H. Abeles, M.D.	313,098	(3)	*

Richard A. Domanik, Ph.D.	127,272	(4)	*

Alexander M. Milley	902,950	(5)	1.3%

All current directors and executive
officers as a group (7 persons)	12,537,912		18.2%

* Less than one percent

(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of April 4, 2011 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 71,028,929 shares of common stock outstanding as of the close of business on April 4, 2012.

(2)	Includes an aggregate 166,205 shares owned by various trusts of which Mr. McCullough is trustee as follows: MJM Educational Trust (15,000) shares, PFM Educational Trust (15,000 shares), CDM Educational Trust (15,000) shares and the MPC Trust (121,205 shares).

(3)	Includes: (i) 213,098 shares owned by Northlea Partners, Ltd., of which Dr. Abeles is General Partner; and (ii) 100,000 shares of common stock awarded in 2009 that have not yet been issued. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner.

(4)	Includes 100,000 shares of common stock awarded in 2009 that have not yet been issued.

(5)	Includes: (i) 149,551 shares held by Azimuth Corporation, of which Mr. Milley is President and Chairman of the Board of Directors, 429,255 shares held by Cadmus Corporation, of which Mr. Milley is President and a director, 80,282 shares held by Milley Management, Inc., of which Mr. Milley is President, sole director and majority stockholder, and 23,710 shares held by Winchester National, Inc., of which Mr. Milley is a director and executive officer; and (ii) 100,000 shares of common stock awarded in 2009 that have not yet been issued. An aggregate of 402,890 shares of common stock held directly by Mr. Milley, Cadmus Corporation, Winchester National and Milley Management have been pledged to ELXSI Corp., of which Mr. Milley is President, Chief Executive Officer and Chairman of the Board.

Series E Convertible Preferred Stock

The following table sets forth certain information, as of April 4, 2012 with respect to holdings of our Series E Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series E Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner(1)	Beneficial Ownership		of Class

Kevin F. Flynn June 1992 Non-Exempt Trust	6,667	(2)	35.0%
120 South LaSalle Street
Chicago, IL 60602

Rolf Lagerquist	2,000	(3)	10.5%
4522 CO Road 21 NE
Elgin, MN 55932

(1)	No executive officers or directors own any shares of Series E Convertible Preferred Stock.

(2)	Converts into 36,995 shares of common stock, including shares issuable upon payment of cumulative dividends.

(3)	Converts into 11,098 shares of common stock, including shares issuable upon payment of cumulative dividends.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders
None	—	—	—

Equity Compensation Plans Not Approved by Security Holders
Warrants issued for purchase of common stock	666,667	$0.17	—
Warrants issued for settlement of a lawsuit	217,000	$0.50	—
Warrants issued for officer, director and employee compensation (1)	39,000	$0.08	—

Total	922,667	$0.17	—

1)	We have issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2011, a non-executive employee was issued 13,000 warrants.

Equity Incentive Plan and Employee Stock Purchase Plan

In 1999, we adopted the 1999 Equity Incentive Plan (the “Incentive Plan”), which provided for the issuance to consultants, officers, non-employee directors and key employees of shares of common stock pursuant to stock options (incentive and non-qualified), restricted stock, stock appreciation rights and performance shares and units. The Incentive Plan expired in June 2009 and no rewards remain outstanding under the Incentive Plan.

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

The following section sets forth information regarding transactions since January 1, 2011, or any currently proposed transactions, between us and certain related persons. For more information on the compensation received by our directors and officers, and the beneficial ownership of equity securities of the Company by such individuals, see Item 11 “Executive Compensation” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.

Robert F. McCullough, Jr., Chairman, Chief Executive Officer and Chief Financial Officer

Mr. McCullough loaned to us an aggregate $771,000 and $1,013,000 during the 2011 and 2010 fiscal years, respectively. The aggregate outstanding balance of $2,537,000 is payable upon demand and does not accrue interest.

Related Person Transaction Approval Policy

We recognize that related person transactions can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of us and our stockholders. The Board of Directors, therefore, adopted a written policy in May 2008 that requires the review, approval or ratification of all such transactions by the Audit Committee of the Board of Directors in accordance with the procedures established for such transactions.

For these purposes, a “related person transaction” is any transaction, arrangement or relationship (or series of similar transactions, arrangements or relationships) in which we or any subsidiary is, was or will be a participant and in which a related person has, had or will have a direct or indirect interest. A “related person” includes executive officers, directors, nominees for election as a director, five percent holders, and any immediate family members of the foregoing. It also includes entities in which any of the foregoing is employed or is a partner or principal or in a similar position, or in which such person has a five percent or greater beneficial ownership interest.

In advance of each regularly scheduled Audit Committee meeting, management must propose those transactions to be entered into by us for the coming calendar quarter, including the material terms of such transactions, the parties involved, the interests of the related person(s) in such transactions, and the proposed aggregate value of each such transaction (if calculable). After review, the Audit Committee must approve or disapprove such transactions and at each subsequently scheduled meeting, management must update the Audit Committee as to any material change to those proposed transactions. If advance approval of a related person transaction is not feasible, such transactions may be preliminarily entered into by management, subject to ratification by the Audit Committee at its next meeting. A transaction also may be approved by the Chairman of the Audit Committee, who possesses delegated authority to act between meetings, in circumstances where it is not practicable or desirable for us to wait until the next committee meeting.

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

The Audit Committee shall approve or ratify only those transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and our stockholders, as the Audit Committee determines in good faith. The committee may also determine to provide standing approval of certain types of transactions. No director shall participate in any discussion or approval of a related person transaction for which he or she is a related person, except that the director is required to provide all material information concerning such transaction as requested by the Audit Committee or the Board of Directors.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market, we have determined that Dr. Abeles and Mr. Milley, are independent. With regard to our audit committee, the board of directors has determined that Dr. Abeles and Mr. Milley, who constitute all members of the audit committee, are independent with respect to the independence criteria for audit committee members set forth in Rule 5605(c)(2) of the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

Item 14.	Principal Accountant Fees and Services

L J Soldinger Associates LLC (“LJSA”) served as our independent registered pubic accounting firm each of the fiscal years ending December 31, 2011 and 2010.

Fees

The following table presents fees for the professional services rendered by LJSA for fiscal years 2011 and 2010, respectively:

Services Performed	2011	2010
Audit Fees(1)	$95,000	$95,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	4,680	5,000
All Other Fees(4)	—	—
Total Fees	$99,680	$100,000

(1)	Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process.
(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

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

The Audit Committee pre-approved all audit services provided to us during fiscal 2011. Non-audit services provided to us during fiscal year 2011 were for tax compliance.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(*) Denotes an exhibit filed herewith.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 26, 2001.)
3.2	By-laws of the Company (incorporated herein by reference to Appendix E to the 1999 Proxy Statement.)
3.3

Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 29, 2001)

3.4

Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 29, 2001)

3.5

Section 6 of Article VII of the By-laws of the Company, as amended. (incorporated herein by reference to Exhibit 3.3 to the Company’s registration statement on Form S-4 (Reg. # 333-61666), as filed with the SEC on May 25, 2000)

3.6

Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.7

Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.8

Certificate of Amendment of Amended Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.6 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.9

Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.10

Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.8 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.11

Certificate of Amendment to Certificate of Incorporation of the Company, dated August 5, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as filed with the SEC on August 16, 2004)

Exhibit No.	Description

3.12

Certificate of Amendment to Certificate of Incorporation, dated June 22, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, as filed with the SEC on August 21, 2006)

3.13

Certificate of Amendment to Certificate of Incorporation of the Company, dated June 22, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, as filed with the SEC on August 17, 2007)

3.14

Certificate of Amendment to Certificate of Incorporation of the Company, dated November 19, 2007 (incorporated herein by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

4.1

Registration Rights Agreement in connection with $7 million maximum offering of Units completed in March 2008 (incorporated herein by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

4.2

Form of Warrant in connection with $7 million maximum offering of Units completed in March 2008 (incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

10.1

Service agreement with Cell Solutions, LLC. Dated October 9, 2009 (incorporated herein by reference to Exhibit 10.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.2

Distribution service agreement with Amsino International, Inc. dated April 14, 2010 (incorporated herein by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.3

Consulting agreement with Dr. Mauro Scimia dated April 14, 2010 (incorporated herein by reference to Exhibit 10.27 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.4

Distribution service agreement with Guanngdong Prosper Channel Medicine Company dated November 30, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 3, 2010)

14.1

Code of Ethics and Business Conduct of Officers, Directors and Employees of CytoCore, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004)

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

Date: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert McCullough, Jr.	Chief Executive Officer and	April 13, 2012
Robert McCullough, Jr.	Chief Financial Officer
(Principal Accounting Officer and Director)

/s/ Alexander M. Milley	Director	April 13, 2012
Alexander M. Milley

/s/ John Abeles, M.D.	Director	April 13, 2012
John Abeles, M.D.

/s/ Mauro Scimia	Director	April 13, 2012
Mauro Scimia

/s/ Xavier Carbonell	Director	April 13, 2012
Xavier Carbonell

/s/ Augusto Ocana	Director	April 13, 2012
Augusto Ocana

Report of Independent Registered Public Accounting Firm

To The Board of Directors and

Stockholders of CytoCore, Inc.

We have audited the accompanying consolidated balance sheet of CytoCore, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CytoCore, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L J Soldinger Associates LLC

April 12, 2012

Deer Park, Illinois

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$15	$13
Accounts receivable	5	9
Inventories	—	108
Prepaid expenses and other current assets	10	25
Total current assets	30	155
Fixed assets, net	362	1,055
Licenses, patents, and technology, net of amortization	—	62
Inventories, non-current	—	785

Total assets	$392	$2,057

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:

Account payable	1,187	1,765
Accrued payroll costs	2,010	1,395
Accrued expenses	760	597
Advances from related parties	2,537	1,766
Notes payable	70	175
Derivative liability	—	99
Total current liabilities	6,564	5,797

Stockholders’ Equity (Deficit):
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 373,355 and 373,555 shares issued and outstanding at December 31, 2011 and 2010, respectively (Liquidation value of all classes of preferred stock of $2,871 at December 31, 2011).	1,487	1,492
Common stock, $0.001 par value; 500,000,000 shares authorized; 66,408,694 and 48,379,042 shares issued and issuable and 66,389,485 and 48,359,833 shares outstanding at December 31, 2011 and 2010, respectively	66	48
Additional paid-in capital	93,004	92,572
Treasury stock at cost: 19,209 shares at December 31, 2011 and 2010	(327)	(327)
Accumulated deficit	(100,324)	(97,448)
Accumulated comprehensive loss—Cumulative translation adjustment	(78)	(77)
Total stockholders’ deficit	(6,172)	(3,740)
Total liabilities and stockholders’ deficit	$392	$2,057

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
Net Sales	$24	$30
Operating Expenses

Cost of revenues	—	1

Research and development (net of settlement of trade debt of $15,000 for the year ended December 31, 2011 and the settlement of compensation expense of $64,000 for the year ended December 31, 2010)	237	211

Inventory impairment expense	624	—

Fixed asset impairment expense	27	399

Selling, general and administrative (net of settlement of trade debt of $71,000 for the year ended December 31, 2010)	1,715	1,669

Total cost and expenses	2,603	2,280

Operating Loss	(2,579)	(2,250)

Other Income (Expense):

Interest expense	(13)	(72)
Interest expense – related party	(173)	(109)
Legal settlement expense	(141)	—
Benefit from derivative liability	30	334

Total other income (expense)	(297)	153
Loss from operations before income taxes	(2,876)	(2,097)
Income taxes.	—	—
Net Loss	(2,876)	(2,097)
Preferred stock dividends – unpaid and undeclared	(266)	(266)
Net loss applicable to common stockholders	$(3,142)	$(2,363)
Basic and fully diluted net loss per common share	$(0.05)	$(0.05)
Weighted average number of common shares outstanding	58,233,600	45,688,465

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010
Operating Activities:
Net loss	$(2,876)	$(2,097)
Non–cash charge for legal settlement	141	—
Depreciation	368	392
Amortization of license	62	100
Interest expense imputed upon related party advances	173	109
Provision for inventory valuation	624	—
Fixed asset impairment expense	27	399
Amortization of discount	—	55
Stock issued for compensation	44	36
Stock and warrants issued to non-employees for services	101	36
Non-cash compensation expense	—	1
Gain on settlements of trade indebtedness and accrued liability	(15)	(135)
Benefit from derivative liability	(30)	(334)
Changes in assets and liabilities:
Accounts receivable	4	8
Inventories	(2)	6
Prepaid expenses and other current assets	15	19
Checks issued in excess of deposits	—	(5)
Accounts payable	(136)	(264)
Accrued expenses	781	553
Net cash used for operating activities	(719)	(1,121)
Investing activities:
Purchase of license	—	(36)
Net cash used for investing activities	—	36
Financing activities:
Proceeds from issuance of common stock	—	100
Proceeds from the issuance of convertible debt	—	75
Proceeds from related parties	771	1,013
Proceeds from exercise of warrants and options	—	—
Payments on note	(50)	(18)
Net cash provided by financing activities	721	1,170

Net increase (decrease) in cash and cash equivalents	2	13

Cash and cash equivalents at beginning of year	13	—

Cash and cash equivalents at end of year	$15	$13

Supplemental disclosure of cash flow information:

Non-cash transaction during the year for:
Issuance of common stock and warrants in settlement of a lawsuit	$—	$538
Payment of accrued wages with common stock	$44	$36
Note Payable issued in payment of account payable resulting in a gain of $71,000	$—	$69
Conversion of note payable and accrued interest in to common stock	$55	$20
The Company recorded (reclassified) a derivative liability resulting from potential excess shares and a reduction (increase) in additional paid in capital	$(69)	$378
Common stock issued for advances from related party	$—	$10
Common stock issued for accrued expenses	$3	$36
Common stock issued for services	$101	$—
Imputed interest recorded	$173	$109

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (DEFICIT)

(Dollars in thousands)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
January 1, 2010	373,555	$1,492	42,173,810	$42	19,209	$(327)	$92,106	$(95,351)	$(77)	$(2,115)
Comprehensive Loss:
Net loss		—		—		—	—	(2,097)	—	(2,097)
Foreign currency translation		—		—		—	—	—	—	—
Total net comprehensive loss		—		—		—	—	—	—	(2,097)
Exercise of warrants		—	485,000	1		—	(1)	—	—	—
Sale of common stock		—	1,333,333	1		—	99	—	—	100
Charge for derivative liability		—		—		—	(378)	—	—	(378)
Common stock issued for compensation		—	450,000	—		—	36	—	—	36
Common stock issued for services		—	150,806	—		—	36	—	—	36
Common stock issued for settlement of lawsuit		—	2,658,800	3		—	502	—	—	505
Common stock issued for debt		—	66,667	—		—	10	—	—	10
Conversion of note for Common Stock		—	1,060,626	1		—	19	—	—	20
Interest imputed on related party advances		—		—		—	109	—	—	109
Warrants issued settlement of lawsuit		—		—		—	33	—	—	33
Warrants issued for compensation		—	—	—			1	—	—	1
December 31, 2010	373,555	$1,492	48,379,042	$48	19,209	$(327)	$92,572	$(97,448)	$(77)	$(3,740)
Comprehensive Loss:
Net loss		—		—		—	—	(2,876)	—	(2,876)
Foreign currency translation		—		—		—	—	—	(1)	(1)
Total net comprehensive loss		—		—		—	—	—	—	(2,877)
Series E preferred stock and cumulative dividends converted to common stock	(200)	(5)	10,916	—		—	5	—	—	—
Charge for derivative liability		—		—		—	69	—	—	69
Common stock issued for services		—	7,603,253	8		—	93	—	—	101
Common stock issued for warrants		—	4,716	—		—	—	—	—	—
Conversion of note for Common Stock		—	7,306,588	7		—	51	—	—	58
Interest imputed on related party advances		—		—		—	173	—	—	173
Common stock issued for compensation		—	3,104,179	3		—	41	—	—	44
December 31, 2011	373,355	$1,487	66,408,694	$66	19,209	$(327)	$93,004	$(100,324)	$(78)	$(6,172)

The accompanying notes are an integral part of these consolidated financial statements

CYTOCORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except per share amounts)

Note 1.	The Company and Basis of Presentation

CytoCore, Inc. (“CCI”, “CytoCore” or the “Company”) was incorporated in Delaware in December 1998.

Except where the context otherwise requires, “CCI,” “CytoCore”, the “Company,” “we” and “our” refers to CytoCore, Inc. and our dormant subsidiaries and predecessors.

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

Going Concern

The Company has incurred significant operating losses since its inception and has an accumulated deficit at December 31, 2011 of $100,324,000. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing.

CCI has only enough cash to operate into April 2012. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it will be unable to continue its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Management believes that it is reasonably possible that the following material estimate affecting the financial statements could significantly change in the coming year: estimates as to the valuation allowance for the amounts recorded and held as inventory of goods and property and equipment.

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

Inventory

Inventory is valued at the lower of cost or market, using the first in, first out method. As of December 31, 2011, the Company in testing for lower of cost or market determined a writedown of the value of the inventory totaling $624,000 was required in the financial statements. Therefore, as of December 31, 2011, the Company had reduced the carrying value of the inventory to zero.

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

Stock Based Compensation

We follow the guidance of FASB Accounting Standards Codification Section 718-10, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards, if any.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars using year-end exchange rates, and all revenues and expenses are translated using average exchange rates during the year. During 2011 and 2010 all foreign operations were dormant.

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

The Company’s comprehensive net loss is as follows:

	Year ended
	December 31,
	2011	2010
		(Unaudited)

Reported net loss	$(2,876)	$(2,097)
Less unpaid and undeclared preferred stock dividends	(266)	(266)
Net loss applicable to common stockholders	(3,142)	(2,363)
Foreign currency adjustment	(1)	—
Comprehensive net loss applicable to common stockholders	$(3,143)	$(2,363)

Basic and diluted comprehensive net loss per common share	$(0.05)	$(0.05)
Basic and diluted weighted average number of common shares outstanding	58,233,600	45,688,465

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. CCI’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2011 and 2010 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

In accordance with SEC Accounting Series Release 280, the Company computes its income or loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from it reported net loss and reports the same on the face of its statement of operations.

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

Risks from Concentrations

Revenues were derived solely from two customers in 2011 and 2010.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.  We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

Note 3.	Fixed Assets

Fixed assets consist of the following at December 31:

	2011	2010
	(in thousands)
Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	167	777
	2,187	2,797
Less accumulated depreciation and amortization	(1,825)	(1,742)
Total	$362	$1,055

For the years ended December 31, 2011 and 2010, depreciation expense was $368,000 and $392,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory as there was no manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

During 2011, the Company determined that the value associated with certain its machinery and equipment was impaired and recorded an adjustment of $27,000 to write down the excess value. In 2010, the Company determined that its construction in progress was diminished and recorded an impairment of $399,000 to adjust the value to zero.

During the fourth quarter of 2011, the Company settled a suit filed by a supplier. The supplier alleged that the Company owes it approximately $377,000. As part of this settlement, the Company transferred the title to three presses to the supplier. The supplier released the lien it had previously placed on the Company’s machinery and equipment. See Note 12 “Legal Proceedings” for additional information regarding this settlement.

Note 4.	Licenses, Patents, and Technology

Licenses, patents, and technology include the following at December 31:

	2011	2010
	(in thousands)
Licenses	$320	$320
Patent costs	133	133
LabCorp Technology Agreement	260	260
Subtotal	713	713
Less accumulated amortization	(713)	(651)
Total	$—	$62

During 2008, the Company purchased a license for certain technology for an initial total of $200,000. In addition, CCI was obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. As of the year ended December 31, 2011, CCI owed $64,000 on this liability. The Company has amortized the initial license over its estimated useful life of two years, and the additional payments over one year. All patent costs and technology have been fully amortized.

Note 5.	Accrued Expenses

Accrued expenses include the following at December 31:

	2011	2010
	(in thousands)
Accrued interest	$59	$60
Accrued taxes	376	268
Accrued compensation	150	90
Other accrued expenses	175	179
Total	$760	$597

Note 6.	Notes Payable

Notes payable at December 31 consist of:

	2011	2010
	(in thousands)

Asher Enterprises, Inc., $75,000 Convertible Promissory Note issued March 9, 2010; interest rate 8% per annum, due December 10, 2010	$—	$56

White White & Van Etten PC, $68,750 non-interest bearing Promissory Note issued September 30, 2010; payable in eleven equal payments of $6,250; due August 24, 2011	—	49

Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed; due December 27, 1999	34	34

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	15	15

Ventana Medical Systems, Inc., $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest at 8% per annum payable after December 31, 2003	21	21
	$70	$175

In September 2010, the Company made a settlement with White White & Van Etten (“White”), CCI owed White $140,000. As a result of this settlement, CCI issued a non-interest bearing promissory note in the principal amount of $68,750 payable in 11 monthly payments of $6,250 and White forgave the remaining $71,000. The Company recorded the benefit as a reduction of selling, general and administration expense. The CCI also imputed interest totaling $2,000 on this note at the rate of 5% per annum and is amortizing the interest over the term of the note. As of December 31, 2011, CCI has paid this note in full.

In March 2010, the Company received $75,000 in exchange for a convertible promissory note payable to Asher Enterprises (“Asher”), including unpaid interest, and is convertible into common stock at any time. The note accrues interest at 8% and is unsecured. The conversion price was variable and determined as 58% of the average of the lowest three trading prices during the ten trading day period prior to the conversion notice. As a result, the Company has recorded a discount and a liability equal to the fixed monetary amount known at inception for the conversion option. The discount was amortized over the term of the note using the effective interest method. Upon issuance of the shares to settle the liability, equity was increased by the amount of the liability and no gain or loss was recognized. During 2010 CCI recorded a charge of $55,000 for amortization of the discount and recorded the charge against the derivative liability. Also during 2010, Asher converted $19,500 of principal due under the note into an aggregate 1,060,626 shares of common stock at an average conversion price of $0.0184 per share. During 2011, Asher converted the remaining $55,500 of principal and $2,000 of accrued interest due under the note into an aggregate 7,306,588 shares of common stock at an average of $0.01 per share.

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

During year ended December 31, 2011, the Company was advanced $771,000 from related parties. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate the Company has recorded a non-cash interest expense totaling $173,000 and $129,000 on the outstanding balances as of December 31, 2011 and 2010, respectively.

Note 7.	Stockholders’ Equity

Earnings (loss) per share

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years Ended December 31,
	2011	2010
Basic and Diluted:
Reported net loss (in thousands)	$(2,876)	$(2,097)
Less unpaid and undeclared preferred stock dividends	(266)	(266)
Net loss applicable to common stockholder	$(3,142)	$(2,363)
Weighted average common shares outstanding	58,233,600	45,688,465
Net loss per common share	$(0.05)	$(.05)

Warrants to purchase 922,667 and 4,084,709 shares and preferred stock convertible into 577,816 and 550,483 shares for the years ended December 31, 2011, and 2010, respectively, and stock options to purchase 10,000 shares of common stock at December 31, 2010 were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the years ended December 31, 2011 and 2010, respectively.

Preferred Stock

A summary of the Company’s preferred stock as of December 31 is as follows:

		Shares Issued &		Preferred Stock Dividends
	Shares	Outstanding		Undeclared and Unpaid
Offering	Authorized	2011	2010	2011	2010

Series A convertible	590,197	47,250	47,250	—	—
Series B convertible, 10% cumulative	1,500,000	93,750	93,750	37,500	37,500
Series C convertible, 10% cumulative	1,666,666	38,333	38,333	11,500	11,500
Series D convertible, 10% cumulative	300,000	175,000	175,000	175,000	175,000
Series E convertible, 10% cumulative	800,000	19,022	19,222	42,000	42,000
Undesignated Preferred Series	5,143,137	—	—	—	—
Total Preferred Stock	10,000,000	373,355	373,555	266,000	266,000

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367—Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$10.00 per share
Conversion Rate:	0.40—Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2011 were $407,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2011 were $117,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2011 were $1,780,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share, $422,888
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2011 were $428,000

Issuance of Securities

Common Stock

Issuance of Common Stock for Conversion of Debt

For the year ended December 30, 2011, the Asher Enterprises converted a total of $55,500 of principal and $3,000 of accrued interest into 7,306,588 shares of common stock at an average price of $0.01 per share.

Issuance of Common Stock as Payment for Services

As of December 31, 2011, we are contractually obligated to issue 700,000 shares of restricted, unregistered common stock to a financial consultant as payment for services. We recorded a charge of $21,000 for these shares as a selling, general and administrative (“SG&A”) expense during the quarter ended March 31, 2011. The shares have not yet been issued by the transfer agent.

During the quarter ended December 31, 2011, we became contractually obligated to issue 300,000 shares of restricted, unregistered common stock to a medical consultant, and recorded $6,000 as an R&D expense. During the year ended December 31, 2011, we became obligated to issue a total of 1,450,000 of restricted, unregistered common stock to this consultant, and recorded $24,000 as an SG&A expense. The shares have not yet been issued. An additional 338,860 shares, that became issuable and were recorded in the prior year, also have not yet been issued.

Also during the quarter ended December 31, 2011, we were contractually obligated to issue 384,615 shares of common stock to an employee for compensation and recorded $5,000 as an SG&A expense. For the year ended December 31, 2011, we were obligated to issue a total of 3,104,179 shares of common stock to this employee for services rendered totaling $44,000.

In addition, during the quarter ended December 31, 2011, we were contractually obligated to issue 615,384 shares of restricted, unregistered stock to marketing consultants and recorded $8,000 as an SG&A expense. During the year ended December 31, 2011, we became obligated to issue 3,751,130 of restricted, unregistered common stock to these consultants, and recorded $44,000 as an SG&A expense.

As of December 31, 2011, we have a total of 3,752,192 shares of common stock issuable from the current and prior periods.

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

Conversions of Preferred Stock

During the quarter ended December 31, 2011, a holder of 200 shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into 10,916 unregistered shares of the Company’s common stock. Dividends on these preferred shares were $118.00

Warrants

During the quarter ended December 31, 2011, CCI issued warrants to a non-executive employee to purchase 2,000 shares of restricted, unregistered common stock at an exercise price of $0.01 per share. The warrants were valued at $39 using the Black-Scholes valuation model and recorded the amount as a selling, general and administrative expense. For the year ended December 31, 2011, the Company issued warrants to a non-executive employee to purchase an aggregate 13,000 shares of restricted, unregistered common stock at an average exercise price of $0.02 per share. The warrants were valued at $238 using the Black-Scholes valuation model and recorded the amount as a selling, general and administrative expense.

During the quarter ended December 31, 2010, the Company issued warrants to purchase 2,000 shares of common stock at an exercise price of $0.04 per share to an employee. During the year ended December 31, 2009, the Company issued warrants to purchase 13,000 shares of common stock with a weighted average exercise price of $0.16 per share to an employee. CCI valued the warrants at $2,000 using the Black-Scholes valuation model and recorded the amount as non-cash compensation expense. These warrants have a term of three years and are immediately exercisable.

Application of Black-Scholes Valuation Model

In applying the Black-Scholes valuation model, the Company used the following assumptions for the years ended December 31:

	2011	2010
Expected volatility	389% - 420%	141% - 265%
Expected term (years)	3	.21 - 3
Risk-free interest rate	1.00%	1.00%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.02	$0.15

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

Warrants

At December 31, 2011, the Company had the following outstanding warrants to purchase shares of Common Stock:

	Total Warrant	Warrant Shares	Exercise Price	Weighted Average
	Shares Outstanding	Exercisable	(not weighted)	Years until Expiration

	13,000	13,000	$0.01	2.50
	4,000	4,000	$0.03	1.78
	418,667	418,667	$0.06	1.75
	2,000	2,000	$0.09	0.62
	259,000	259,000	$0.10	1.89
	9,000	9,000	$0.20	0.39
	217,000	217,000	$0.50	1.14

Total	922,667	922,667

Note 8.	Equity Incentive Plan and Employee Stock Purchase Plan

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

During the year ended December 31, 2011, the Company issued a non-executive employee warrants to purchase an aggregate 13,000 shares of common stock with an exercise prices of $0.01 per share. The Company valued these warrants at $238 using the Black-Scholes valuation model. The warrants have a term of three years and are immediately exercisable.

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

The fair value of each stock option and warrant award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the years ended December 31:

F-15

	2011	2010
Expected volatility	389% - 420%	141% - 265%
Expected term (years)	3	.21 - 3
Risk-free interest rate	1.00%	1.00%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Resulting weighted average grant date fair value	$0.02	$0..09

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

As of December 31, 2011, there were no unrecognized compensation costs related to unvested share-based compensation arrangements since all costs related to grants in 2011 or previous years were fully recognized as of December 31, 2011.

A summary of the Company’s stock option activity and related information follows:

1999 Stock Option Plan

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	10,000	$11.94	$0.00	1.42
Granted	—
Exercised	—
Forfeited	—
Outstanding at December 31, 2010	10,000	$11.940	$0.00	0.42
Granted	—
Exercised	—	—
Forfeited	(10,000)
Outstanding at December 31, 2011	—

Warrants and options issued outside of the Plan for employee compensation

	Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	802,000	$2.05	—
Granted	13,000	$0.10
Exercised	—
Forfeited	(180,000)
Outstanding at December 31, 2010	635,000	$1.91	—
Granted	13,000	$0.02
Exercised	—
Forfeited	(609,000)
Outstanding at December 31, 2011	39,000	$0.08	—	1.64

Note 9.	Leases

The current facilities lease is for a term of five years terminating on October 31, 2013, with one option to terminate the lease with nine months notice on October 31, 2011. The lease provides for initial annual rental payments of approximately $127,000, increasing each year to reach $150,000 in the final year of the lease. Total rental expense related to the Company’s headquarters location during the years ended December 31, 2011 and 2010 was $142,000 and $138,000, respectively.

Future minimum annual lease payments under these leases as of December 31:

Year	Operating Leases
(in thousands)
2012	$145
2013	124
2014	—
2015	—
2016	—
Total	$269

Note 10.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2011 and 2010:

	2011	2010
Federal	$—	$—
State and local	—	—
Foreign	—	—

Total income tax expense	$—	$—

	2010	2009
Current	—	—
Deferred	—	—

Total Income Tax Expense	—	—

For the years ended December 31, 2011 and 2010, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	2011	2010

Statutory U.S. federal rate	(34.0)%	(34.0)%
Permanent differences	—	—
Valuation allowance	34.0%	34.0%
Provision for income tax expense(benefit)	0.0%	0.0%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2011	2010
	(in thousands)
Deferred Tax Assets:
Net Operating Loss Carryforwards	$29,421	$29,527
Non-cash compensation	809	189
Writedown of intangibles	63	38
Provision for inventory adjustment	412	136
Provision for fixed asset impairment	286	136
Accrued Liabilities	11	(11)

Total Deferred Tax Assets	31,002	30,015
Deferred Tax Liabilities:
Total Deferred Tax Liabilities	—	—
Net Deferred Tax Asset	31,002	30,015
Valuation Allowance	(31,002)	(30,015)
Net Deferred Tax Asset	$—	$—

At December 31, 2011 and 2010, CytoCore had net operating loss carry forwards for U.S. federal income tax of approximately $71.2 million and $69.9 million and state income tax of approximately $84.2 million and $82.3 million respectively, which will begin to expire in 2018 and 2017, respectively. In September 2001, the Company acquired 100% of the outstanding stock of AccMed International, Inc. by means of merger of AccuMed into a wholly-owned subsidiary of the Company. AccuMed had a net operating loss carry forward for U.S. federal income tax purposes. For federal tax purposes, the acquired NOL is subject to limitation as prescribed under IRC Section 382 to approximately $6.2 million. The net operating loss carry forward began expiring at approximately $415,000 per year, starting December 31, 2006. At December 31, 2011 total net operating loss carry forward from AccuMed is approximately $2.6 million.

For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carry forwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $0.7 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively.

Tax Uncertainties

The Company follows the provisions of FASB 740-10 in accounting for uncertainty in income taxes. This guidance prescribes recognition and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years 2008, 2009 and 2010. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

Amount
Gross Unrecognized tax benefits at December 31, 2010	$—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross Unrecognized tax benefits at December 31, 2011	$—

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

As discussed in Note 6, in March 2010, the Company issued a note with a variable conversion feature. This resulted in the Company recording a derivative liability in the amount of $55,000 for the variable conversion feature in accordance with ASC 480-10. During the six months ended June 30, 2011, the remaining debt was converted and the $55,000 derivative liability was reclassified to additional paid-in-capital. In addition, this also resulted in the Company having to account for an aggregate number of shares of common stock issued as well as instruments convertible or exercisable into common shares that potentially may exceed the number of the Company’s total authorized common shares. Initially, the Company was required to record a liability for the potential excess of shares over the authorized amount and revalue this liability no less than every quarter. The Company determined that the excess shares were related to warrants and preferred stock issued and outstanding as of June 21, 2011 and March 31, 2010. Based upon the FASB guidance, the Company determined the fair value of these excess shares using the Black-Scholes valuation model. In March 2010, the Company measured and recorded an inception liability, and has remeasured this liability quarterly. At December 31, 2010, this liability totaled $44,000. The remaining balance of the note was converted to common stock as of June 22, 2011. As of June 21, 2011, in accordance with the FASB guidance, the Company remeasured this liability. The Company recorded an unrealized benefit of $30,000 and reclassified $14,000 to additional paid-in-capital upon conversion of the entire debt. As a result, there was no derivative liability as of December 31, 2011.

Note 12.	Commitments and contingencies

Legal Proceedings

Settled in 2011

MedPlast Elkhorn, Inc. In May 2009, MedPlast Elkhorn, Inc. (“MedPlast”) filed suit against the Company in the Circuit Court, Walworth County, Wisconsin (Case No. 09 CV00721). MedPlast alleged that the Company has failed to pay for certain tools and materials used in the manufacturing of the Company’s products. MedPlast asked for payment of $377,000. In November, 2011, the Company entered into a settlement agreement with MedPlast. The terms of the agreement provide for the Company to transfer title for three presses to MedPlast and MedPlast transfed to the Company all molds tools and equipment in its procession. In addition, MedPlast paid the Company $51,000. As a result of this agreement, the Company recorded a charge of $141,000 as a charge to other expense. The Company believes that it has no further liability to MedPlast.

Pending as of December 31, 2011

None

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

During the year ended December 31, 2011, the Company entered into a settlement with a vendor to pay $32,000. As a result, the vendor forgave $15,000 of debt. The settlement was recorded as a reduction in Research and Development expense.

During the year ended December 31, 2010, CCI entered into a settlement with a vendor to pay $69,000. As a result, the vendor forgave $71,000 of debt. The settlement was recorded as a reduction in Selling, General and administration expense. Also in 2010, a former employee entered into a settlement with CCI. The Company paid the former employee $15,000 and recorded a reduction of $64,000 in Research and Development.

Commitments

As a result of cash constraints experienced by the Company, the Illinois Franchise Taxes due for the year 2011, 2010 and 2009 have not been paid. CCI believes that it has made adequate provision for the liability including penalties and interest.

Note 13.	Related Party Transactions

During the year ended December 31, 2011, the Company was advanced $771,000 from related parties. These advance are payable upon demand and are non-interest bearing.

During the year ended December 31, 2010, the Company was advanced $1,013,000 from related parties. These advance are payable upon demand and are non-interest bearing.

In 2011 and 2010 the Company recorded interest expense with a corresponding entry to additional paid in capital.

Note 14.	Subsequent Events

Through April 4, 2012, the Company received additional advances of $231,000 from a related party to fund operations. These advances are non-interest bearing and are due on demand.

