Form 10-Q
period 2012-03-31
CytoCore Inc
filed 2012-05-17
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

common STOCK, $0.001 par value, AT May 11, 2012: 67,921,684

CYTOCORE, Inc.

Quarterly Report on Form 10-Q

Table of contents

		Page
PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

a) Condensed Consolidated Balance Sheets – March 31, 2012(unaudited) and December 31, 2011		2

b) Condensed Consolidated Statements of Operations — Three months ended March 31, 2012 and March 31, 2011 (unaudited)		3

c) Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2012 and March 31, 2011 (unaudited)		4

d) Notes to Unaudited Condensed Consolidated Financial Statements		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	13

Part II. — Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	14

Item 6.	Exhibits	14

SIGNATURES		15

EXHIBIT INDEX		16

Exhibit 31.1 Section 302 Certification
Exhibit 32.1 Section 906 Certification

Part I. — Financial Information

Item 1. Financial Statements

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2012	2011*
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3	$15
Accounts receivable	94	5
Prepaid expenses and other current assets	10	10
Total current assets	107	30

Fixed assets, net	235	362
Licenses, patents and technology, net of amortization	—	—
Total assets	$342	$392

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	1,150	1,187
Accrued payroll costs	2,196	2,010
Advances payable to related parties	2,768	2,537
Accrued expenses	793	760
Notes payable	70	70
Total current liabilities	6,977	6,564

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,355 and shares issued and outstanding at March 31, 2012 and December 31, 2011 (Liquidation value of all classes of preferred stock $2,871 at March 31, 2012)	1,487	1,487
Common stock, $0.001 par value; 500,000,000 shares authorized; 69,812,062 and 66,408,694 shares issued and issuable and 69,792,853 and 66,389,485 shares outstanding at March 31, 2012 and December 31, 2011, respectively	70	66
Additional paid-in-capital	93,118	93,004
Treasury stock: 19,209 shares at March 31, 2012 and December 31, 2011	(327)	(327)
Accumulated deficit	(100,905)	(100,324)
Accumulated comprehensive loss—
Cumulative translation adjustment	(78)	(78)
Total stockholders’ deficit	(6,635)	(6,172)
Total liabilities and stockholders’ deficit	$342	$392

* Derived from audited information

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$24	$7

Operating expenses
Cost of revenues	16	—
Research and development, (net of settlement of trade debt of $15 for the three months ended March 31, 2011	73	51
Selling, general, and administrative	459	422
Total operating expenses	548	473

Operating loss	(524)	(466)

Other income (expense):

Benefit from derivative liability	—	13
Interest expense – related party	(54)	(38)
Interest expense	(3)	(7)
Total other income (expense)	(57)	(32)
Net loss	(581)	(498)

Preferred stock dividend	(66)	(65)

Net loss applicable to common stockholders	$(647)	$(563)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighed average number of common shares outstanding	67,163,767	49,436,617

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Operating Activities:
Net loss	$(581)	$(498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	122
Common stock issued for compensation	15	—
Benefit from derivative liability	—	(13)
Interest expense imputed on related party advances	53	38
Common stock issued for services	50	21
Gain on settlement of trade indebtedness	—	(15)
Changes in assets and liabilities:
Checks issued in excess of amounts on deposit	—	12
Accounts receivable	(19)	1
Prepaid expenses and other current assets	—	5
Accounts payable	(36)	(55)
Accrued expenses	218	146

Net cash used in operating activities	(243)	(236)

Investing activities:	—	—
Net cash used in investing activities.

Financing activities:
Proceeds from related parties	231	235
Repayment of notes	—	(12)

Net cash provided by financing activities	231	223

Net increase (decrease) in cash and cash equivalents	(12)	(13)

Cash and cash equivalents at the beginning of period	15	13

Cash and cash equivalents at end of period	$3	$—

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Reduction of derivative liability	—	36

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

Currently, CCI has one product of its own for sale – its SoftPap collector. CCI is developing, and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

The Company has also began marketing and selling a companion product which is designed to detect breast cancer. This product is manufactured by a third party.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At March 31, 2012, the Company had $3,000 to fund its operations.

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

The consolidated financial statements for the periods ended March 31, 2012 and 2011 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

The Company’s comprehensive income (loss) is extremely immaterial and therefore the Company has not presented a separate statement of comprehensive income (loss) with its financial statements.

The Company’s comprehensive net loss is as follows:

	Three months ended
	March 31,
	2012	2011
	(Unaudited)

Net loss applicable to common stockholders	$(647)	$(563)
Foreign currency adjustment	—	(1)
Comprehensive net loss applicable to common stockholders	$(647)	$(564)

Basic and diluted comprehensive net loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	67,163,767	49,436,617

Note 3.	Fixed Assets

Fixed assets consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	—	167
	2,020	2,187
Less accumulated depreciation and amortization	(1,785)	(1,825)
Total	$235	$362

For the quarters ended March 31, 2012 and 2011, depreciation expense was $57,000 and $122,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

During the quarter, the Company sold its remaining machine for the net carrying value of $70,000. Since the Company had not collected the sales price as of March 31, 2012 the amount is recorded under accounts receivable. This sale will not be reflected in the statement of cash flows until the cash is received.

Note 4.	Licenses, Patents, and Technology

Licenses, patents, and technology include the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Licenses	$320	$320
Patent costs	133	133
LabCorp Technology Agreement	260	260
	713	713
Less accumulated amortization	(713)	(713)
Total	$—	$—

During 2008, the Company purchased a license for certain technology for an initial total of $200,000. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. As of March 31, 2012, CCI owed $64,000 on this liability. All licenses, patent costs and technology have been fully amortized.

Note 5.	Accrued Expenses

Accrued expenses include the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Accrued interest	$60	$59
Accrued franchise and other taxes	403	376
Accrued compensation	160	150
Other accrued expenses	170	175
Total	$793	$760

Note 6.	Notes Payable and Advances-related parties

Notes payable to unrelated parties consist of:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001.	15	15
Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34
	$70	$70

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

During the three months ended March 31, 2012, the Company was advanced $231,000 from related parties. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate, the Company has recorded a non-cash interest expense totaling approximately $53,000 on the outstanding balance for the quarter.

Note 7.	Stockholders’ Equity (Deficit)

Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	March 31,	March 31,
	2012	2011
	(unaudited)
Basic and Diluted:
Net loss applicable to common stockholder (in thousands)	$(647)	$(563)
Weighted average common shares outstanding	67,163,767	49,436,617
Net loss per common share	$(0.01)	$(0.01)

Warrants to purchase 922,667 and stock options and warrants to purchase 2,507,362 common shares and preferred stock convertible into 584,891 and 557,496 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended March 31, 2012 and March 31, 2011, respectively.

Preferred Stock

A summary of the Company’s preferred stock is as follows:

	March 31,	December 31,
	2012	2011
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
	(unaudited)

Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	373,355	373,355

As of March 31, 2012 and 2011, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367—Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$10.00 per share
Conversion Rate:	0.40—Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2012 were $416,000

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2012 were $120,000

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2012 were $1,824,000

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2012 were $438,000

Issuance of Common Stock as Payment for Services

During the quarter ended March 31, 2012, the Company issued 2,529,891 shares of restricted, unregistered common stock to consultants for services rendered, and recorded $50,000 as a selling, general and administrative expense.

Issuance of Common Stock as Payment for Employee Compensation

Also during the quarter ended March 31, 2012, the Company issued 773,629 shares of restricted, unregistered common stock to an employee and recorded $15,000 as a selling, general and administrative expense.

Note 8.	Legal Proceedings

There are no pending legal proceedings against the Company. To the Company’s knowledge, there have been no cases initiated by or against the Company, nor any cases resolved, since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 was filed with the SEC.

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

Contingencies

The Company has not filed its franchise returns for 2011, 2010 and 2009 or paid its franchise tax for those years. CCI believes that it has made adequate provision for the liability including penalties and interest.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors, our ability to develop new products and respond to technological changes in the markets in which we compete, our ability to obtain government approvals of our products, our ability to market our products, changes in third-party reimbursement procedures and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview of CytoCore, Inc.

Cytocore, Inc. (the “Company,” “we” or “us”) is developing an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. Currently, we have one of our own products for sale – our SoftPap collector. We are developing, and plan to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. Our products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. We plan to expand our focus to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

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

The Company has also began marketing and selling a companion product which is designed to detect breast cancer. This product is manufactured by a third party.

Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market our products.

Outlook

We have incurred significant losses since inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to increase sales of our products, develop new products, and raise substantial additional capital. During the year ended December 31, 2011, we raised approximately $771,000 through advances from related parties. During the three months ended March 31, 2012, we raised approximately $231,000 through advances from related parties.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates concerning the method of depreciation or the useful life of the equipment used in the production of SoftPAP collection kits, and (2) estimates as to the valuation allowance for the amounts recorded and held as property and equipment.

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2011, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, including the notes to our consolidated financial statements included therewith, as filed with the SEC.

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Three Months Ended March 31, 2012 as compared to Three Months Ended March 31, 2011

Revenue

Revenues for the three months ended March 31, 2012 increased $17,000, or 243%, to $24,000 from $7,000 for the three months ended March 31, 2011. This increase was the result of a sale of a collection system relating to the detection of breast cancer, which we are selling on behalf of another company. Licensing revenue remained unchanged.

Costs and Expenses

Cost of Revenues

Cost of revenues was $16,000 for the quarter ended March 31, 2012. There was no cost of revenues for the quarter ended March 31, 2011 since we had no sales during the quarter.

Research and Development

For the three months ended March 31, 2012, our research and development (“R&D”) expenses were $73,000, a $22,000, or 43%, increase from R&D expenses of $51,000 for the corresponding period in 2011. Of this $22,000 increase, $15,000 related to a reversal of a previously recorded expense due to a settlement with a vendor in 2011 and $8,000 related to an increase in project expenses, which was partially offset by a decrease of $1,000 in other costs.

R&D expenses consist primarily of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at our Chicago facility.

Selling, General and Administrative

For the three months ended March 31, 2012, selling, general and administrative expenses (“SG&A”) were $459,000,an increase of $37,000, or 9%, from $422,000 for the corresponding period in 2011. Of this $37,000 increase, administrative salary expenses increased $51,000, marketing costs increased $74,000, professional fees increased $15,000, travel expenses increased $8,000, insurance expense increased $4,000 and other costs increased $5,000. These increases were partially offset by decreases of $65,000 in depreciation and amortization expense, $9,000 in franchise taxes, $21,000 in financing costs, $5,000 in director fees, and $20,000 in transfer agent fees.

Other Income (Expense)

Interest expense increased $12,000 to $57,000 for the three month period ended March 31, 2012 from interest expense of $45,000 for the three month period quarter ended March 31, 2011. Of this increase, $16,000 relates to the non-cash charge for related party advances offset by a reduction of other interest expense.

During the quarter ended March 31, 2011, we recorded a non-cash benefit from the derivative liability of $13,000. There was no benefit from the derivative liability for the quarter ended March 31, 2012.

Net Loss

The net loss from operations for the three-month period ended March 31, 2012 was $581,000, as compared to $498,000 for the corresponding period in 2011, an increase of $83,000, or 17%. Of this increase, $13,000 resulted from a non-cash reduction in the benefit from derivative liability and a $12,000 increase in interest expense and increases in R&D and SG&A expenses, partially offset by an increase in revenues.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, increased to $647,000 for the quarter ended March 31, 2012 from $563,000 for the quarter ended March 31, 2011, an increase of $84,000, or 15%. The net loss per common share for each of the three month periods ended March 31, 2012 and March 31, 2011 was $0.01 per share on 67,163,767 and 49,436,617 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

To date, our capital resources and liquidity needs have been met from advances from related parties, and sales of our debt and equity securities to individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have obtained operating funds for the business since inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support our operations until we are able to generate sufficient income from the sale of our products. We used $243,000 for operating activities during the three months ended March 31, 2012 compared to $236,000 during the three months ended March 31, 2011. During the quarter ending March 31, 2012, approximately $73,000 was incurred for R&D and approximately $459,000 was incurred for SG&A functions.

We did not engage any investing activity during the quarter ended March 31, 2012. At this time, we have no other material commitments for capital expenditures during the remainder of the 2012 fiscal year.

We were able to raise proceeds of $231,000 through advances from related parties during the three months ended March 31, 2012. The proceeds were used to develop our products and satisfy certain present and past obligations. At March 31, 2012, we had $3,000 of cash on hand. We are currently in discussions with Robert McCullough, Jr., our chief executive officer, regarding the conversion of his outstanding loan to us into common stock. There can be no assurances that such conversion will take place. We continue to meet with qualified investors and although no assurance can be given, we believe will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, we issued: (i) 2,529,891 shares of restricted, unregistered common stock to consultants for services rendered, and recorded $50,000 as a selling, general and administrative expense; and (ii) 773,629 shares of restricted, unregistered common stock to an employee and recorded $15,000 as a selling, general and administrative expense.

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

Item 3.   Defaults upon Senior Securities

As of March 31, 2012, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note. The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice.

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

CytoCore, Inc.

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer

Date: May 17, 2012

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

