Form 10-Q
period 2012-06-30
CytoCore Inc
filed 2012-08-20
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

common STOCK, $0.001 par value, AT August 15, 2012: 72,964,624

CYTOCORE, Inc.

Quarterly Report on Form 10-Q

Table of contents

		Page
PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

a) Condensed Consolidated Balance Sheets – June 30, 2012 (unaudited) and December 31, 2011		2

b) Condensed Consolidated Statements of Operations — Three months and six months ended June 30, 2012 and June 30, 2011 (unaudited)		3

c) Condensed Consolidated Statements of Cash Flows — Three months and six months ended June 30, 2012 and June 30, 2011 (unaudited)		4

d) Notes to Unaudited Condensed Consolidated Financial Statements		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	14

Part II. — Other Information

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 6.	Exhibits	15

SIGNATURES		16

EXHIBIT INDEX		17

Exhibit 31.1 Section 302 Certification
Exhibit 32.1 Section 906 Certification

Part I. — Financial Information

Item 1. Financial Statements

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2012	2011*
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5	$15
Accounts receivable	128	5
Prepaid expenses and other current assets	10	10
Total current assets	143	30

Fixed assets, net	178	362
Licenses, patents and technology, net of amortization	—	—
Total assets	$321	$392

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	1,149	1,187
Accrued payroll costs	2,358	2,010
Advances payable to related parties	2,893	2,537
Accrued expenses	816	760
Notes payable	70	70
Total current liabilities	7,286	6,564

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,355 and shares issued and outstanding at June 30, 2012 and December 31, 2011 (Liquidation value of all classes of preferred stock $2,871 at June 30, 2012)	1,487	1,487
Common stock, $0.001 par value; 500,000,000 shares authorized; 72,964,623 and 66,408,694 shares issued and issuable and 72,945,414 and 66,389,485 shares outstanding at June 30, 2012 and December 31, 2011, respectively	73	66
Additional paid-in-capital	93,227	93,004
Treasury stock: 19,209 shares at June 30, 2012 and December 31, 2011	(327)	(327)
Accumulated deficit	(101,347)	(100,324)
Accumulated comprehensive loss—
Cumulative translation adjustment	(78)	(78)
Total stockholders’ deficit	(6,965)	(6,172)
Total liabilities and stockholders’ deficit	$321	$392

* Derived from audited information

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share and share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net revenues	$130	$14	$106	$7

Operating expenses

Cost of revenues	69	—	54	—
Research and development, net of settlement of trade debt of $15 for the six months ended June 30, 2011	182	115	109	64
Selling, general and administrative	785	833	325	411

Total operating expenses	1,036	948	488	475

Operating loss	(906)	(934)	(382)	(468)

Other income (expense)

Benefit from derivative liability	—	30	—	17
Interest expense – related party	(109)	(79)	(56)	(42)
Interest expense	(8)	(7)	(4)	1
Total other income (expense)	(117)	(56)	(60)	(24)

Net loss	(1,023)	(990)	(442)	(492)

Preferred stock dividend	(132)	(132)	(66)	(66)

Net loss applicable to common stockholders	$(1,155)	$(1,122)	$(508)	$(558)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	68,903,645	53,552,305	70,643,522	55,977,848

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011

Operating Activities:
Net loss	$(1,023)	$(990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	244
Common stock issued for compensation	30	18
Benefit from derivative liability	—	(30)
Interest expense imputed on related party advances	109	79
Common stock issued for services	91	66
Gain on settlement of trade indebtedness	—	(15)
Changes in assets and liabilities:
Checks issued in excess of amounts on deposit	—	2
Accounts receivable	(123)	2
Prepaid expenses and other current assets	—	10
Accounts payable	(38)	(87)
Accrued expenses	404	305

Net cash used in operating activities	(436)	(396)

Investing activities:
Net cash used in investing activities	—	—

Financing activities:
Proceeds from related parties	356	415
Proceeds from sale of machinery	70	—
Repayment of notes	—	(32)

Net cash provided by financing activities	426	383

Net increase (decrease) in cash and cash equivalents	(10)	(13)

Cash and cash equivalents at the beginning of period	15	13

Cash and cash equivalents at end of period	$5	$—

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Reduction of derivative liability	—	—
Conversion of debt and accrued interest to common stock	—	59
Reclassification of liability (relating to variable conversion feature) to additional paid-in-capital upon conversion of debt	—	55
Reclassification of excess share derivative liability to additional paid-in- capital	—	14

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC.

Notes to Consolidated Financial Statements

(Tabular numbers in thousands of dollars, except share and per share amounts)

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

The Company has also began marketing and selling a companion product which is designed to detect breast cancer. This product is manufactured by a third party. The Company has recorded sales totaling $119,000 for the six months ended June 30, 2012.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At June 30, 2012, the Company had $5,000 to fund its operations.

If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it will be unable to continue its product development efforts and other activities and will be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.                 Basis of Presentation

The consolidated financial statements for the periods ended June 30, 2012 and 2011 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

The tabular information disclosed in the notes are reported in thousands of dollars except for share and per share amounts.

The Company’s comprehensive income (loss) is extremely immaterial and therefore the Company has not presented a separate statement of comprehensive income (loss) with its financial statements.

The Company’s comprehensive net loss is as follows:

	Six months ended		Three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)		(unaudited)
Net loss applicable to common stockholder	$(1,155)	$(1,122)	$(508)	$(558)
Foreign currency adjustment	$—	$(1)	$—	$—
Comprehensive net loss applicable to common stockholders	$(1,155)	$(1,123)	$(508)	$(558)
Basic and diluted comprehensive net loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	68,903,645	53,552,305	70,643,522	55,977,848

Note 3.                 Fixed Assets

Fixed assets consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	—	167
	2,020	2,187
Less accumulated depreciation and amortization	(1,842)	(1,825)
Total	$178	$362

For the six months ended June 30, 2012 and 2011, depreciation expense was $114,000 and $194,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

During the quarter ended March 31, 2012, the Company sold its remaining machine for the net carrying value of $70,000.

Note 4.                 Licenses, Patents, and Technology

Licenses, patents, and technology include the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Licenses	$320	$320
Patent costs	133	133
LabCorp Technology Agreement	260	260
	713	713
Less accumulated amortization	(713)	(713)
Total	$—	$—

During 2008, the Company purchased a license for certain technology for an initial total of $200,000. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. As of June 30, 2012, CCI owed $64,000 on this liability. All licenses, patent costs and technology have been fully amortized.

Note 5.                 Accrued Expenses

Accrued expenses include the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Accrued interest	$62	$59
Accrued franchise taxes	430	376
Accrued compensation	170	150
Other accrued expenses	154	175
Total	$816	$760

Note 6.                 Notes Payable and Advances-related parties

Notes payable to unrelated parties consist of:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001	.15	15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34
	$70	$70

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

During the six months ended June 30, 2012, the Company was advanced $356,000 from related parties. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate, the Company has recorded a non-cash interest expense totaling approximately $109,000 on the outstanding balance for the six months.

Note 7.                 Stockholders’ Equity (Deficit)

Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	Six months ended		Three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(unaudited)		(unaudited)
Basic and Diluted:
Net loss applicable to common stockholder	$(1,155)	$(1,122)	$(508)	$(558)
Weighted average common shares outstanding	68,903,645	53,552,305	70,643,522	55,977,848
Net loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Warrants and stock options to purchase 922,667 and 1,810,762 common shares and preferred stock convertible into 591,937 and 564,586 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended June 30, 2012 and June 30, 2011, respectively.

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

As of June 30, 2012 and 2011, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

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

Cumulative and undeclared dividends in arrears at June 30, 2012 were $426,000

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at June 30, 2012 were $123,000

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at June 30, 2012 were $1,867,000

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at June 30, 2012 were $449,000

Issuance of Common Stock as Payment for Services

During the quarter ended June 30, 2012, the Company issued to two of the Company’s directors, Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), 426,427 and 1,023,424 shares of restricted, unregistered common stock, respectively, for consulting services rendered, and the Company recorded a charge of $25,500, or $0.02 per share, as a selling, general and administrative expense. For the six months ended June 30, 2012, we issued to Scimia and Carbonell an aggregate 1,200,056 and 1,713,019 shares of restricted, unregistered common stock respectively, for consulting services rendered, and recorded $53,500, or $0.02 per share, as a selling, general and administrative expense.

Also, during the quarter ended June 30, 2012, the Company issued 849,838 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $15,000 as a research and development expense.

During the quarter ended March 31, 2012, the Company issued 1,066,667 shares of restricted, unregistered common stock to two other consultants for services rendered, and recorded $12,000, or $0.02 per share, as a research and development expense and $10,000, or $0.02 per share, as a selling, general and administrative expense.

Issuance of Common Stock as Payment for Employee Compensation

During the quarter ended June 30, 2012, the Company issued to Augusto Ocana (“Ocana”), a director and vice president of the Company, 852,852 shares of restricted, unregistered common stock, for services rendered. The Company recorded a charge of $15,000, or $0.02 per share, as a selling, general and administrative expense. For the six months ended June 30, 2012, the Company issued 1,626,481 shares of restricted, unregistered common stock to an Ocana and recorded $30,000 or $0.02 per share as a selling, general and administrative expense.

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

Contingencies

The Company has not filed its franchise returns for 2012, 2011, 2010 and 2009 or paid its franchise tax for those years. CCI believes that it has made adequate provision for the liability including penalties and interest.

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

The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed the SoftPAP®, a sample collection device approved by the U.S. Food and Drug Administration, and are licensed to sell the PadKit™ collection device and GluCyte™ cell preservative. We are focusing on the development and testing of cocktail assay markers and stains for use with our Automated Image Proteomic System (AIPS™) to screen for various cancers.

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

Outlook

We have incurred significant losses since inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to increase sales of our products, develop new products, and raise substantial additional capital. During the year ended December 31, 2011, we raised approximately $771,000 through advances from related parties. During the six months ended June 30, 2012, we raised approximately $356,000 through advances from related parties.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates concerning the method of depreciation or the useful life of the equipment used in the production of SoftPAP collection kits, and (2) estimates as to the valuation allowance for the amounts recorded and held as property and equipment and accounts receivable.

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

Three Months Ended June 30, 2012 as compared to Three Months Ended June 30, 2011

Revenue

Revenues for the three months ended June 30, 2012 increased $99,000, or 1,414%, to $106,000 from $7,000 for the three months ended June 30, 2011. This increase was the result from sales totaling $101,000 of the collection system relating to the detection of breast cancer, which we are selling on behalf of another company, and the sale totaling $1,000 of our SoftPAP product, partially offset by a reduction in licensing fees of $3,000.

Costs and Expenses

Cost of Revenues

Cost of revenues was $54,000 for the quarter ended June 30, 2012. There was no cost of revenues for the quarter ended June 30, 2011 since we had no product sales during the quarter.

Research and Development

For the three months ended June 30, 2012, our research and development (“R&D”) expenses were $109,000, a $45,000, or 70%, increase from R&D expenses of $64,000 for the corresponding period in 2011. Of this increase, $33,000 related to an increase in fees paid to medical consultants, $2,000 related to an increase in payroll costs and $10,000 related to an increase in project expenses, which was partially offset by a decrease of $1,000 in other costs.

R&D expenses consist primarily of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at our Chicago facility.

Selling, General and Administrative

For the three months ended June 30, 2012, selling, general and administrative expenses (“SG&A”) were $325,000, a decrease of $86,000, or 21%, from $411,000 for the corresponding period in 2011. Of this decrease, depreciation and amortization expense decreased $64,000, professional fees decreased $12,000, marketing expenses decreased $12,000, franchise taxes decreased $10,000, directors’ fees decreased $5,000, insurance expense decreased $5,000 and printing expense decreased $4,000. These decreases were partially offset by increases in salary expenses of $25,000 and other costs of $1,000.

Other Income (Expense)

Interest expense increased $19,000 to $60,000 for the three month period ended June 30, 2012 from $41,000 for the three month period ended June 30, 2011. Of this increase, $14,000 relates to the non-cash charge for related party advances and an increase in other interest expense of $5,000.

During the quarter ended June 30, 2011, we recorded a non-cash benefit from the derivative liability of $17,000. There was no benefit from the derivative liability for the quarter ended June 30, 2012.

Net Loss

The net loss from operations for the three-month period ended June 30, 2012 was $442,000, as compared to $492,000 for the corresponding period in 2011, a decrease of $50,000, or 10%. Of this decrease, $17,000 resulted from a non-cash reduction in the benefit from derivative liability, a decrease in SG&A expenses and an increase in in revenues, partially offset by increases interest expense and R&D expenses.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, decreased to $508,000 for the quarter ended June 30, 2012 from $558,000 for the quarter ended June 30, 2011, a decrease of $50,000, or 9%. The net loss per common share for each of the three month periods ended June 30, 2012 and June 30, 2011 was $0.01 per share on 70,643,522 and 55,977,848 weighted average common shares outstanding, respectively.

Six Months Ended June 30, 2012 as compared to Six Months Ended June 30, 2011

Revenue

Revenues for the six months ended June 30, 2012 increased $116,000, or 929%, to $130,000 from $14,000 for the six months ended June 30, 2011. This increase is due to sales totaling $119,000 of the collection system relating to the detection of breast cancer, which we are selling on behalf of another company, and the sale totaling $1,000 of our SoftPAP product, partially offset by a reduction in licensing fees of $4,000.

Costs and Expenses

Cost of Revenues

Cost of revenues was $69,000 for the six months ended June 30, 2012. There was no cost of revenues for the quarter ended June 30, 2011 since we had no product sales during the quarter.

Research and Development

For the six months ended June 30, 2012, our R&D expenses were $182,000, a $67,000, or 58%, increase from $115,000 for the corresponding period in 2011. Of this increase, $30,000 related to an increase in fees paid to consultants, $18,000 related to an increase in project expenses, $15,000 related to a settlement with a vendor in 2011 and $4,000 related to an increase in payroll expense.

Selling, General and Administrative

For the six months ended June 30, 2012, SG&A expenses were $785,000, a decrease of $48,000, or 6%, from $833,000 for the corresponding period in 2011. Of this decrease, depreciation and amortization expenses decreased $129,000, franchise taxes decreased by $9,000, transfer agent fees decreased by $22,000, consulting fees decreased by $15,000, director fees decreased by $10,000, printing costs decreased by $4,000 and financing costs decreased by $21,000. These decreases were partially offset by increases in administrative salary expense of $ 91,000, marketing costs of $62,000, travel expenses of $10,000, rent expense of $4,000 and other costs of $5,000.

Other Income (Expense)

Interest expense increased $31,000 to $117,000 for the six months ended June 30, 2012 from $86,000 for the six months ended June 30, 2011. Of this increase, $30,000 relates to the non-cash charge for related party advances and $1,000 of other interest expense.

During the six months ended June 30, 2011, we recorded a non-cash benefit from the derivative liability of $30,000. There was no benefit from the derivative liability for the six months ended June 30, 2012.

Net Loss

The net loss from operations for the six months ended June 30, 2012 was $1,023,000, as compared to $990,000 for the corresponding period in 2011, an increase of $33,000, or 3%. Of this increase, $67,000 resulted from an increase in R&D expenses, a $31,000 increase in interest expense which was partially offset by reductions from a non-cash reduction in the benefit from derivative liability of $30,000 and reductions in SG&A expenses and an increase in revenues.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, increased to $1,155,000 for the six months ended June 30, 2012 from $1,122,000 for the six months ended June 30, 2011, an increase of $33,000, or 3%. The net loss per common share for each of the six month periods ended June 30, 2012 and June 30, 2011 was $0.02 per share on 68,903,645 and 53,552,305 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

To date, our capital resources and liquidity needs have been met from advances from related parties, and sales of our debt and equity securities to individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have obtained operating funds for the business since inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support our operations until we are able to generate sufficient income from the sale of our products. We used $436,000 for operating activities during the six months ended June 30, 2012 compared to $396,000 during the six months ended June 30, 2011.

We did not engage any investing activity during the six months ended June 30, 2012. At this time, we have no other material commitments for capital expenditures during the remainder of the 2012 fiscal year.

We were able to raise proceeds of $356,000 through advances from related parties and $70,000 from the sale of machinery during six months ended June 30, 2012. The proceeds were used to develop our products and satisfy certain present and past obligations. At June 30, 2012, we had $5,000 of cash on hand. We are currently in discussions with Robert McCullough Jr., our chief executive officer, regarding the conversion of his outstanding loan to us into common stock. There can be no assurances that such conversion will take place. We continue to meet with qualified investors and although no assurance can be given, we believe will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, we issued to Scimia and Carbonell 426,427 and 1,023,424 shares of restricted, unregistered common stock, respectively, for consulting services rendered, and we recorded a charge of $25,500, or $0.02 per share, as an SG&A expense. For the six months ended June 30, 2012, we issued to Scimia and Carbonell an aggregate 1,200,056 and 1,713,019 shares of restricted, unregistered common stock for consulting services rendered, and recorded $53,500, or $0.02 per share, as an SG&A expense.

Also, during the quarter ended June 30, 2012, we issued to a consultant 849,838 shares of restricted, unregistered common stock for consulting services rendered, and recorded $15,000 as an R&D expense.

During the quarter ended March 31, 2012, the Company issued 1,066,667 shares of restricted, unregistered common stock to two other consultants for services rendered, and recorded $12,000, or $0.02 per share, as a research and development expense and $10,000, or $0.02 per share, as a selling, general and administrative expense.

In addition, during the quarter ended June 30, 2012, we issued to Ocana, a director and vice president of the Company, 852,852 shares of restricted, unregistered common stock, for services rendered. In connection with this issuance, we recorded a charge of $15,000, or $0.02 per share, as an SG&A expense. For the six months ended June 30, 2012, we have issued to Ocana 1,626,481 shares of restricted, unregistered common stock and recorded $30,000, or $0.02 per share, as an SG&A expense.

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

Item 3. Defaults upon Senior Securities

As of June 30, 2012, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note. The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice.

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

CytoCore, Inc.

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer

Date: August 20, 2012

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

