Form 10-Q
period 2012-09-30
CytoCore Inc
filed 2012-11-16
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

common STOCK, $0.001 par value, AT November 12, 2012: 73,805,910

CYTOCORE, Inc.

Quarterly Report on Form 10-Q

Table of contents

		Page
PART I.– FINANCIAL INFORMATION

Item 1.	Financial Statements

a) Condensed Consolidated Balance Sheets – September 30, 2012 (unaudited) and December 31, 2011		2

b) Condensed Consolidated Statements of Operations — Three months and nine months ended September 30, 2012 and September 30, 2011 (unaudited)		3

c) Condensed Consolidated Statements of Cash Flows — Three months and nine months ended September 30, 2012 and September 30, 2011 (unaudited)		4

d) Notes to Unaudited Condensed Consolidated Financial Statements		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	14

Part II. — Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 6.	Exhibits	15

SIGNATURES		16

EXHIBIT INDEX		17
Exhibit 31.1 Section 302 Certification
Exhibit 32.1 Section 906 Certification

Part I. — Financial Information

Item 1. Financial Statements

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2012	2011*
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$—	$15
Accounts receivable	167	5
Prepaid expenses and other current assets	11	10
Total current assets	178	30

Fixed assets, net	120	362
Licenses, patents and technology, net of amortization	—	—
Total assets	$298	$392

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$681	$1,187
Accrued payroll costs	2,525	2,010
Advances payable to related parties	3,060	2,537
Accrued expenses	854	760
Notes payable	70	70
Total current liabilities	7,190	6,564

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,355 and shares issued and outstanding at September 30, 2012 and December 31, 2011 (Liquidation value of allclasses of preferred stock $2,871 at September 30, 2012)	1,487	1,487
Common stock, $0.001 par value; 500,000,000 shares authorized; 72,964,623 and 66,408,694 shares issued and issuable and 72,945,414 and 66,389,485 shares outstanding at September 30, 2012 and December 31, 2011, respectively	73	66
Additional paid-in-capital	93,286	93,004
Treasury stock: 19,209 shares at September 30, 2012 and December 31, 2011	(327)	(327)
Accumulated deficit	(101,333)	(100,324)
Accumulated comprehensive loss—
Cumulative translation adjustment	(78)	(78)
Total stockholders’ deficit	(6,892)	(6,172)
Total liabilities and stockholders’ deficit	$298	$392

* Derived from audited information

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net revenues	$192	$19	$61	$5

Operating expenses

Cost of revenues	108	—	39	—
Research and development, net of settlement of trade debt of $15 for the nine months ended September 30, 2011	265	171	82	56
Selling, general and administrative, net of adjustment trade debts of $490 for the three month ended September 30, 2012	649	1,294	(136)	460

Total operating expenses	1,022	1,465	(15)	516

Operating (loss) income	(830)	(1,446)	76	(511)

Other income (expense)

Benefit from derivative liability	—	30	—	—
Interest expense – related party	(170)	(124)	(59)	(45)
Interest expense	(9)	(10)	(3)	(4)
Total other income (expense)	(179)	(104)	(62)	(49)

Net (loss) income	(1,009)	(1,550)	14	(560)

Preferred stock dividend	(199)	(199)	(67)	(67)

Net loss applicable to common stockholders	$(1,208)	$(1,749)	$(53)	$(627)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	70,278,553	55,644,245	72,964,624	59,759,909

.

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011

Operating Activities:
Net loss	$(1,009)	$(1,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171	351
Common stock issued for compensation	30	39
Benefit from derivative liability	—	(30)
Interest expense imputed on related party advances	170	124
Common stock issued for services	91	93
Gain on settlement of trade indebtedness	490	(15)
Changes in assets and liabilities:
Accounts receivable	(162)	4
Prepaid expenses and other current assets	(1)	15
Accounts payable	(997)	(109)
Accrued expenses	609	548

Net cash used in operating activities	(608)	(530)

Investing activities:
Net cash used in investing activities	—	—

Financing activities:
Proceeds from related parties	524	555
Proceeds from sale of machinery	70	—
Repayment of notes	—	(37)

Net cash provided by financing activities	594	518

Net increase (decrease) in cash and cash equivalents	(14)	(12)

Cash and cash equivalents at the beginning of period	14	13

Cash and cash equivalents at end of period	$—	$1

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Conversion of debt and accrued interest to common stock	—	59
Reclassification of liability (relating to variable conversion feature) to additional paid-in-capital upon conversion of debt	—	55
Reclassification of excess share derivative liability to additional paid-in- Capital	—	14
Write off of certain payables no longer valid due to the statue of limitations	490	—
Settlement of other payables	—	15

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

The Company has also began marketing and selling a companion product which is designed to detect breast cancer. This product is manufactured by a third party. The Company has recorded sales totaling $176,000 for the nine months ended September 30, 2012.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At September 30, 2012, the Company did not have any cash to fund its operations.

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

The consolidated financial statements for the periods ended September 30, 2012 and 2011 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature except for the write off of certain payables which are no longer valid due to the lapsing of the statute of limitations (see Note 8) and the settlement of other payables. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on April 16, 2012.

The tabular information disclosed in the notes are reported in thousands of dollars except for share and per share amounts.

The Company’s comprehensive income (loss) is extremely immaterial and therefore the Company has not presented a separate statement of comprehensive income (loss) with its financial statements.

The Company’s comprehensive net loss is as follows:

	Nine months ended		Three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)		(unaudited)
Net loss applicable to common stockholder	$(1,208)	$(1,749)	$(53)	$(627)
Foreign currency adjustment	$—	$(1)	$—	$—
Comprehensive net loss applicable to common stockholders	$(1,208)	$(1,750)	$(53)	$(627)

Basic and diluted comprehensive net loss per common share	$(0.02)	$(0.03)	$(0.00)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	70,278,553	55,644,245	72,964,624	59,759,909

Note 3.	Fixed Assets

Fixed assets consist of the following:	September 30,	December 31,
	2012	2011
	(unaudited)

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	—	167
	2,020	2,187
Less accumulated depreciation and amortization	(1,900)	(1,825)
Total	$120	$362

For the nine months ended September 30, 2012 and 2011, depreciation expense was $171,000 and $289,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

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

During 2008, the Company purchased a license for certain technology for an initial total of $200,000. In addition, CCI is obligated to make future payments totaling $100,000 upon obtaining certain milestones under the agreement. As of September 30, 2012, CCI owed $64,000 on this liability. All licenses, patent costs and technology have been fully amortized.

Note 5.	Accrued Expenses/Accounts Payable

In the quarter ending September 30, 2012, the Company in connection with legal counsel evaluated its payables to determine if they were still valid liabilities of the Company under the statues of limitations of various states and countries. The Company determined $490,000 were no longer valid and wrote the liabilities off against various expense accounts they pertained to.

Accrued expenses include the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Accrued interest	$63	$59
Accrued franchise taxes	457	376
Accrued compensation	180	150
Other accrued expenses	154	175
Total	$854	$760

Note 6.	Notes Payable and Advances-related parties

Notes payable to unrelated parties consist of:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001.	15	15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34
	$70	$70

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

During the nine months ended September 30, 2012, the Company was advanced $524,000 from related parties. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate, the Company has recorded a non-cash interest expense totaling approximately $170,000 on the outstanding balance for the nine months.

Note 7.	Stockholders’ Equity (Deficit)

Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	Nine months ended		Three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)		(unaudited)

Basic and Diluted:
Net loss applicable to common stockholder	$(1,208)	$(1,749)	$(53)	$(627)
Weighted average common shares outstanding	70,278,553	55,644,245	72,964,624	59,759,909
Net loss per common share	$(0.02)	$(0.03)	$(0.00)	$(0.01)

Warrants to purchase 922,667 and 1,205,762 common shares and preferred stock convertible into 599,075 and 571,754 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended September 30, 2012 and September 30, 2011, respectively.

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

As of September 30, 2012 and 2011, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

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
Cumulative and undeclared dividends in arrears at September 30, 2012 were $435,000

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at June 30, 2012 were $126,000

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at June 30, 2012 were $1,911,000

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at June 30, 2012 were $460,000

Issuance of Common Stock as Payment for Services

During the nine months ended September 30, 2012, the Company issued to two of the Company’s directors, Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), 1,200,056 and 1,713,019 shares of restricted, unregistered common stock, respectively, for consulting services rendered, and the Company recorded a charge of $53,500, or $0.02 per share, as a selling, general and administrative expense.

Also, during the nine months ended September 30, 2012, the Company issued 849,838 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $15,000 as a research and development expense.

During the quarter ended March 31, 2012, the Company issued 1,066,667 shares of restricted, unregistered common stock to two other consultants for services rendered, and recorded $12,000, or $0.02 per share, as a research and development expense and $10,000, or $0.02 per share, as a selling, general and administrative expense.

Issuance of Common Stock as Payment for Employee Compensation

During the nine months ended September 30, 2012, the Company issued to Augusto Ocana (“Ocana”), a director and vice president of the Company, 1,626,481 shares of restricted, unregistered common stock, for services rendered. The Company recorded a charge of $30,000, or $0.02 per share, as a selling, general and administrative expense.

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

During the quarter ended September 30, 2012, the Company recorded a write off totaling $490,000 of trade debt deemed uncollectible by the holder due to the expiration of the statute of limitations. This adjustment was recorded as a reduction in selling, general and administrative expense.

During the quarter ended March 31, 2011, the Company entered into a settlement with a vendor to pay $32,000. As a result, the vendor forgave $15,000 of additional debt. The settlement was recorded as a reduction in research and development expense.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; our ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors, our ability to develop new products and respond to technological changes in the markets in which we compete, our ability to obtain government approvals of our products, our ability to market our products, changes in third-party reimbursement procedures and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

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

We also market and sell a companion product, manufactured by a third party, which is designed to detect breast cancer.

Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market our products.

Outlook

We have incurred significant losses since inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to increase sales of our products, develop new products, and raise substantial additional capital. During the year ended December 31, 2011, we raised approximately $771,000 through advances from related parties. During the nine months ended September 30, 2012, we raised approximately $524,000 through advances from related parties.

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

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2011, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, including the notes to our consolidated financial statements included therewith.

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Three Months Ended September 30, 2012 as compared to Three Months Ended September 30, 2011

Revenue

Revenues for the three months ended September 30, 2012 increased by $56,000, or 1,120%, to $61,000 from $5,000 for the three months ended September 30, 2011. This increase was due to sales totaling $57,000 of the collection system relating to the detection of breast cancer, which we are selling on behalf of another company, partially offset by a reduction in licensing fees of $1,000.

Costs and Expenses

Cost of Revenues

Cost of revenues was $39,000 for the quarter ended September 30, 2012. There was no cost of revenues for the quarter ended September 30, 2011 since we had no product sales during the quarter.

Research and Development

For the three months ended September 30, 2012, our research and development (“R&D”) expenses were $82,000, a $26,000, or 47%, increase from $56,000 for the corresponding period in 2011. Of this increase, $14,000 related to an increase in fees paid to medical consultants, $4,000 related to an increase in laboratory supplies and $11,000 related to an increase in project expenses, which was partially offset by a decrease of $3,000 in payroll costs.

R&D expenses consist primarily of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at our Chicago facility.

Selling, General and Administrative

For the three months ended September 30, 2012, selling, general and administrative expenses (“SG&A”) were a negative $136,000, a decrease of $596,000, or 130%, from $460,000 for the corresponding period in 2011. Of this decrease, the write off of trade debt payable deemed no longer payable due to the expiration of the statute of limitations totaled $490,000, depreciation and amortization expense decreased $50,000, professional fees decreased $39,000, insurance expense decreased $9,000, franchise taxes decreased $10,000, directors’ fees decreased $5,000, transfer agent fees decreased $2,000, travel expenses decreased $3,000 and payroll costs decreased $15,000. These decreases were partially offset by an increase in consultant expenses of $27,000.

Other Income (Expense)

Interest expense increased $13,000 to $62,000 for the three month period ended September 30, 2012 from $49,000 for the three month period ended September 30, 2011. Of this increase, $14,000 relates to the imputed interest non-cash charge for related party advances, partially offset by a decrease in other interest expense of $1,000.

Net Loss

Net income from operations for the three-month period ended September 30, 2012 was $14,000, as compared to a net loss totaling $560,000 for the corresponding period in 2011, a decrease of $574,000, or 103%. This decrease is due to higher revenues and lower SG&A expenses including the write off of trade payables, partially offset by higher interest expense and R&D expenses.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, decreased to $53,000 for the quarter ended September 30, 2012 from $627,000 for the quarter ended September 30, 2011, a decrease of $574,000, or 92%. The net loss per common share for each of the three month period ended September 30, 2012 was $0.00 per share and $0.01 per share for the three month period ended September 30, 2011 on 72,964,624 and 59,759,909 weighted average common shares outstanding, respectively.

Nine Months Ended September 30, 2012 as compared to Nine Months Ended September 30, 2011

Revenue

Revenues for the nine months ended September 30, 2012 increased $173,000, or 1,098%, to $192,000 from $19,000 for the nine months ended September 30, 2011. This increase is due to sales totaling $176,000 of the collection system relating to the detection of breast cancer, which we are selling on behalf of another company, and the sale totaling $2,000 of our SoftPAP product, partially offset by a reduction in licensing fees of $5,000.

Costs and Expenses

Cost of Revenues

Cost of revenues was $108,000 for the nine months ended September 30, 2012. There was no cost of revenues for the nine months ended September 30, 2011 since we had no product sales during such period.

Research and Development

For the nine months ended September 30, 2012, our R&D expenses were $265,000, a $94,000, or 55%, increase from $171,000 for the corresponding period in 2011. Of this increase, $45,000 related to an increase in fees paid to consultants, $28,000 related to an increase in project expenses, $15,000 related to a settlement with a vendor in 2011, $5,000 related to an increase in laboratory supplies and $1,000 related to an increase in payroll expense.

Selling, General and Administrative

For the nine months ended September 30, 2012, SG&A expenses were $649,000, a decrease of $645,000, or 50%, from $1,294,000 for the corresponding period in 2011. Of this decrease, the write off of trade debt payable deemed no longer payable due to the expiration of the statute of limitations totaled $490,000, depreciation and amortization expenses decreased $180,000, professional fees decrease by $36,000, franchise taxes decreased by $29,000, transfer agent fees decreased by $24,000, director fees decreased by $15,000, insurance costs decreased by $10,000, printing costs decreased by $4,000 and financing costs decreased by $21,000. These decreases were partially offset by increases in administrative salary expense of $ 59,000, marketing costs of $76,000, travel expenses of $7,000, consulting fees by $12,000, rent expense of $4,000 and other costs of $6,000.

Other Income (Expense)

Interest expense increased $45,000 to $179,000 for the nine months ended September 30, 2012 from $134,000 for the nine months ended September 30, 2011. This increase relates to the imputed interest non-cash charge for related party advances.

During the nine months ended September 30, 2011, we recorded a non-cash benefit from the derivative liability of $30,000. There was no benefit from the derivative liability for the nine months ended September 30, 2012.

Net Loss

The net loss from operations for the nine months ended September 30, 2012 was $1,009,000, as compared to $1,550,000 for the corresponding period in 2011, a decrease of $541,000, or 35%. Of this decrease, $645,000 resulted from a decrease in SG&A expenses including the write off of trade payables and an increase in revenues, which was partially offset by reductions from a non-cash reduction in the benefit from derivative liability of $30,000, a $45,000 increase in interest expense, a $94,000 increase in R&D expenses.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, decreased to $1,208,000 for the nine months ended September 30, 2012 from $1,749,000 for the nine months ended September 30, 2011, an decrease of $541,000, or 31%. The net loss per common share for each of the nine month periods ended September 30, 2012 and September 30, 2011 was $0.02 and $0.03 per share, respectively, on 70,278,553 and 55,644,245 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

To date, our capital resources and liquidity needs have been met from advances from related parties, and sales of our debt and equity securities to individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have obtained operating funds for the business since inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support our operations until we are able to generate sufficient income from the sale of our products. We used $608,000 for operating activities during the nine months ended September 30, 2012 compared to $530,000 during the nine months ended September 30, 2011.

We did not engage any investing activity during the nine months ended September 30, 2012. At this time, we have no other material commitments for capital expenditures during the remainder of the 2012 fiscal year.

We were able to raise proceeds of $524,000 through advances from related parties and $70,000 from the sale of machinery during nine months ended September 30, 2012. The proceeds were used to develop our products and satisfy certain present and past obligations. At September 30, 2012, we had no cash on hand. We are currently in discussions with Robert McCullough Jr., our chief executive officer, regarding the conversion of his outstanding loan to us into common stock. There can be no assurances that such conversion will take place. We continue to meet with qualified investors and although no assurance can be given, we believe will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, the Company issued to two of the Company’s directors, Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), 1,200,056 and 1,713,019 shares of restricted, unregistered common stock, respectively, for consulting services rendered, and the Company recorded a charge of $53,500, or $0.02 per share, as an SG&A expense.

Also, during the nine months ended September 30, 2012, the Company issued 849,838 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $15,000 as an R&D expense.

During the quarter ended March 31, 2012, the Company issued 1,066,667 shares of restricted, unregistered common stock to two other consultants for services rendered, and recorded $12,000, or $0.02 per share, as a research and development expense and $10,000, or $0.02 per share, as an SG&A expense.

During the nine months ended September 30, 2012, the Company issued to Augusto Ocana (“Ocana”), a director and vice president of the Company, 1,626,481 shares of restricted, unregistered common stock, for services rendered. The Company recorded a charge of $30,000, or $0.02 per share, as an SG&A expense.

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

As of September 30, 2012, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note. The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice.

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

CytoCore, Inc.

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer
Date: November 16, 2012

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

