Form 10-K
period 2012-12-31
CytoCore Inc
filed 2013-04-01
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Company was $478,710, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $0.01 as reported on the Over-the-Counter Bulletin Board on June 30, 2012. Shares of common stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 28, 2013 was 74,692,204.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CYTOCORE, INC.

Annual Report on Form 10-K

December 31, 2012

Signatures	41

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Form 10-K Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We do not undertake to update our forward-looking statements.

Item 1.    Business

Overview

CytoCore, Inc. (the “Company”, “we”, or “us”), formerly Molecular Diagnostics, Inc., is developing, and plans to sell, an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical and breast cancer. We plan that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, oral and anal cancers, among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

Currently our only marketed product is the SoftPAP® cell collection device that is intended to replace the spatula and brush currently used to collect cervical cytology samples. SoftPAP constitutes one of the sample collection components of our CytoCore Solutions System. The Halo® System, which we are selling for the assessment of breast cancer risk under an agreement with NeoMed, LLC is another component of CytoCore Solutions. Products under development include SoftKit®, another sample collection device directed at ensuring female reproductive tract health, and a cell preservative developed for cytological applications by Cell Solutions LLC. We intend to market and sell the SoftPAP, Halo and SoftKit devices along with this preservative worldwide. The other components of the CytoCore Solutions System include certain biochemical assays and slide-based tests, plus our next generation specialized system for computer-assisted cytology – the Automated Image Proteomic Systems or AIPS™.

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

Background

We were incorporated in Delaware in December 1998 as the successor to Bell National Corporation, a company incorporated in California in 1958. In December 1998, Bell National, which was then a shell corporation, acquired InPath, LLC, a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, the acquisition was treated as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for Securities and Exchange Commission (“SEC”) filing purposes. Bell National merged into Ampersand Medical Corporation, its wholly-owned subsidiary, in May 1999 in order to change its state of incorporation to Delaware.

In September 2001, we acquired 100% of the outstanding stock of AccuMed International, Inc., by means of a merger of AccuMed into our wholly-owned subsidiary. Shortly after the AccuMed merger, we changed our name to Molecular Diagnostics, Inc. Subsequently, in June 2006, we changed our name to CytoCore, Inc.

Recent Developments

During 2012 and 2011, our operations were severely restricted by our lack of working capital. We have maintained minimal operations. Due to this restriction, we have not been able to hire marketing and sales personnel or accelerate our research and development activities. If we are unable to raise additional capital, we may be forced to cease operations.

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

Total revenue for the years ended December 31, 2012 and 2011 were $198,000 and $24,000, respectively. Sales of the collection system for the detection of breast cancer totaled $179,000, or 90% of total revenues, in 2012. There was no revenue from this system in 2011. License fee revenue totaled $17,000 or 9% in 2012 and $24,000 in 2011. Sales of our SoftPaP® product accounted for revenue of $2,000, or 1%, of our revenue in 2012.

Products

Cell Collection Devices

Clinical diagnostics laboratories analyze or otherwise evaluate samples obtained from the human body for the purpose of detecting the presence of disease, characterizing it as to type and extent, and/or monitoring the efficacy of treatment. The starting point in any clinical diagnostic test is the collection of a sample that contains the analyte of interest. To a very large extent, the characteristics of the sample collected determine the quality of the results of any tests performed on the sample. The sensitivity and/or accuracy of a test is, for example, likely to be reduced if the sample collection device or method does not capture a sufficient amount of the target analyte, alters the analyte of interest, or collects significant quantities of substances that interfere with the analysis. For this reason, sample collection is one of our major focuses.

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

The Halo System

We entered into an agreement with NeoMatrix, LLC, to sell their Halo System in several European countries and have an option to expand sales into the US and other countries in the future. The Halo System, which is cleared by the FDA and CE marked, provides a convenient and non-invasive means for the collection of nipple aspirate fluid (NAF) that can be evaluated to provide an estimate of the risk that a woman has of developing breast cancer. As sample collection using Halo is fast, non-invasive, and can easily be performed in a physician’s office, we envision it becoming part of routine physical examinations in a manner analogous to a Pap smear.

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

Specimen Preparation

Cervical cytology specimens are traditionally prepared as “smears” where the cells on the collecting device are literally wiped or smeared onto a microscope slide. In the mid-1990s, an alternative method, variously called a “monolayer” or “liquid-based” preparation (“LBP”), was introduced. In this method, cells are washed off of the collection device into a preservative solution to form a cell suspension. A portion of this cell suspension is then transferred to a microscope slide. LBPs presently account for about 80% of the cervical cytology slides prepared in the United States, but despite the technical benefits of LBPs, only about 20% of the cervical cytology slides in the European Union and much lower percentages in the rest of the world are prepared in this manner. The primary limitations to greater adoption of LBPs outside of the United States are the high equipment and ancillary supply costs associated with the two predominant LBP methods.

Cell Preservative

We are party to an agreement with Synermed Select Partners, Inc. (“Synermed”) under which we will private label and market their cell preservative with our SoftPAP, Halo and SoftKit cell collection devices. We selected this preservative for inclusion in convenience kits due to both its technical performance and because slides can be prepared manually from cells in this preservative, thus avoiding the high equipment and supply costs incurred when using competing methods. We believe that this methodology provides a cost effective means for laboratories to transition from smears to high quality LBPs. We intend to introduce convenience kits combining the preservative with SoftPAP and Halo in the European Union to address the demand for LBPs in that part of the world. We expect that distribution of such kits will then be expanded by region. In parallel, we plan to introduce a cytocentrifuge-based slide preparation system for use in low volume laboratories and to collaborate with Cell Solutions, an affiliate of Synermed, on selling the Cell Solutions automated slide preparation system to high volume laboratories in these countries. Unlike the rest of the world, where this preservative is already approved for use, it is approved only as a general cytology preservative in the United States and requires additional FDA approval before it can be sold for use in specific applications such as cervical cytology. We and Cell Solutions have agreed to collaborate on obtaining the necessary FDA approval. We are also working to validate the preservative with SoftKit where we believe its superior ability to process bloody samples is of particular relevance and are evaluating other preservatives for use in specific markets.

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

Although the evaluation of cervical cytology specimens by automated image analysis can be traced back to the 1940s and a number of capable systems have been developed, the FDA has not to date approved any automated image analysis system to “diagnose”, or classify as normal or abnormal, cervical cytology specimens without human intervention. The FDA has, however, approved several systems including the AccuMed TracCell™ for use in “mapping” or “location-guided screening”. In these systems, image analysis is used to identify potentially abnormal cells which are then presented to a cytologist for classification. This approach, which has been shown to reduce the time required to differentiate between normal and abnormal specimens, has been increasingly adopted by high volume laboratories, but is presently too expensive for most laboratories. We believe that our imager will be marketable at a price that will be affordable for most laboratories.

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

In the future, we anticipate expanding our portfolio to include other cytological assays and tests, tests for STDs, including HPV, and other markers of vaginal health, and medicinal products related to the treatment of diseases of the female reproductive system. If we obtain significant funding our CytoCore product pipeline for 2013 calls for the introduction of SoftKit, an improved cytology preservative for use with SoftPAP, Halo and SoftKit, and possibly a novel cytological stain. If we obtain significant funding we expect to introduce the AIPS Workstation and to introduce the AIPS Imager with assay reagents for the location-guided screening of cervical cancer specimens in 2014. Reagents for use in the automated screening for additional conditions such as endometrial and bladder cancer are expected to be introduced in late 2015.

Markets and Marketing Objectives

Diagnostic Focus

Our immediate chief objective is to achieve broad market acceptance of the SoftPAP collection device, the Halo System and the CytoCore Solutions System as a new screening and diagnostic tool for cervical and breast cancer screening, offering alternatives to the current methods. According to Centers for Disease Control, there are approximately 73 million Pap tests and 30 million mammograms given in the United States each year. Worldwide, approximately 180 million Pap and 60 million breast cancer screening tests are performed annually. The potential market for each of these tests amounts to approximately 1.5 to 1.8 billion women. Many studies have shown that between 70 and 80% of a person’s entire healthcare expenditures over their whole life occur in the last four to six months of life. As a result, more and more attention is being given to the early detection of a disease or condition. Bio-molecular screening, diagnostic, and treatment products consequently are being developed to detect disease states early so they can be dealt with before they become life threatening and expensive to treat. We are designing and developing its products to satisfy this paradigm shift and focus more on diagnostic methods and tools for early detection.

Point of Care for All Populations

We also believe we are well positioned to capitalize on trends affecting the world’s population. The female population of the world is approximately 3 billion, of which 2 billion falls in the range where reproductive healthcare monitoring is necessary and effective. This group falls into two sub-groups: (1) females in the United States and other countries where effective healthcare is available to most (estimated at between 300 and 400 million women), and (2) the remainder of the female world population, where healthcare is limited or non-existent. We believe our products can address the needs of both groups since the principal requirements for both groups – minimal cost, near point-of-care delivery, ease of use, and reduced reliance on highly-trained and skilled professionals - are the same. We are developing our initial products to serve the needs of females in developed nations and economies, but anticipate subsequent deployment of such products to less well-developed countries.

Within both developed and developing economies, there are macro trend drivers that are not specific to female healthcare needs, including:

•	Increasing life spans, which drive the demand for healthcare services up and increase the emphasis on developing screening tests for the early detection of diseases;

•	Limited infrastructure and the fact that a significant portion of the world population lives in locations where the infrastructure does not support the classical laboratory-based model of healthcare delivery, thus putting a premium on point-of-care diagnostic testing;

•	An increasingly mobile population, which has increased the pressure to minimize the time between when a patient is tested and when the test result is available and delivered;

•	Increasing worldwide shortage of physicians and laboratory professionals who have the skills and training needed to perform and interpret screening and diagnostic tests, increasing the need for tests that can be performed and interpreted by technicians and para-professionals; and

•	Constrained funds available for healthcare, driving the need to reduce healthcare costs.

These trends are set against the major advances that are occurring in many areas related to healthcare. These advances range from a better and more nuanced understanding of disease states to the movement of genomics, proteomics and bioinformatics out of the research laboratory and into routine medical practice. These are supported by rapid advances in information, optical and software technology. This combination is making it possible to perform increasing numbers of screening and diagnostic tests at or near the point of care. We are focused upon utilizing these advances to provide products that address the needs of these worldwide markets.

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

If funding is obtained SoftKit is expected to be introduced into the European market in 2013 with expansion into the Middle East and Asia in 2014. The target market varies by country but is generally either selected clinical laboratories or national public health authorities. It is expected that SoftKit will primarily incorporate our preservative, but other preservatives, which we are presently evaluating, will be also be made available to accommodate local and regional differences in laboratory practice.

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

In the US most low to moderate risk medical devices that have legally marketed predicates receive “clearance” to market through a process described in Section 510(k) of the FD&C Act. In order to receive clearance under this so-called 510(k) process, a product must be shown to be “substantially equivalent” to an appropriate legally marketed “predicate device”. High risk devices and devices that do not have a predicate require “approval” via a Pre Market Approval (“PMA”) submission in which de-novo demonstration of the safety and efficacy must be established. Changes to a product, its intended use, and/or its labeling often require the submission of another 510(k) or PMA application. Obtaining approval to market via the PMA process takes substantially longer and is far more expensive than obtaining clearance to market via the 510(k) notification process.

The e2 Collector, which is the predecessor to the SoftPAP collector, was cleared for marketing by the FDA on May 31, 2002 and the SoftPAP collector received FDA clearance on January 31, 2008. Although most future Company products are expected to qualify for premarket clearance via the 510(k) process, some future products may require PMA approval.

In 2010, the FDA began a major review of the 510(k) process, which has to date resulted in the announcement of a relatively small number of changes, most of which do not directly impact our products. Additional changes, some of which have the potential to substantially increase the time and cost involved in obtaining marketing clearance via the 510(k) process, are under consideration and may be announced in 2013.

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

We are also required to comply with certain environmental regulations with respect to products that are sold in the EU. One of these regulations is the Directive on Packaging and Packaging Wastes that: mandates the minimization of packaging; restricts the use of certain packaging materials; and imposes requirements, including possible “take-back” provisions, with respect to the recycling of packaging materials. All of our current products comply with the requirements of this Directive. At present, we comply with the recycling portions of this Directive by ensuring that all packaging materials are compatible with recycling programs that are in place in the EU. However, in the future we may be required to take a more active role in the recycling of certain types of products including possibly “taking back” and recycling laboratory instruments. Implementing a compliant take-back program will increase our operating and regulatory compliance costs.

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

Each medical device is required to have an expiration date beyond which it may no longer be used. This expiration date is generally set very conservatively at the time of product introduction and may then be extended if warranted and supported by “real-time” data. Since SoftPAP was introduced, we have been collecting product life data from the field and has been conducting internal “stability tests”. In 2011 we completed a study that demonstrated that the original expiration dating specification for SoftPAP can safely be doubled and suggested that a further extension may be possible. We intend to continue performing real-time stability studies and extending the expiration dating of our products if supported by data from these studies.

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

Specifically, there are several companies whose technologies are similar, adjunctive to, or may overlap with ours. Of these companies, our primary competitors are Rovers and Wallach in the area of cell collection devices and Cytyc and TriPath Imaging in specimen preparation and the automated morphological screening of these specimens. We believe that none of these companies offer a complete system comparable to CytoCore Solutions. In addition, both the Cytyc and TriPath systems are “closed” and are focused exclusively on the cervical cytology market whereas CytoCore offers an “open” system that is intended to address most of the 100+ types cytology tests that are currently performed. Indirect competitors are largely companies such as Qiagen and Greiner that offer HPV tests for use in cervical cancer screening. Our sample collection devices are suitable for use with these tests and our cytology products are adjunctive or complementary to them. Companies such as Ventana and Dako, which specialize in the preparation and evaluation of pathology, as opposed to cytology, specimens could potentially enter market segments of interest to CytoCore at some point in the future.

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

As of December 2012, we had filed 12 U.S. utility patent applications. Three of the U.S. utility applications have been issued as U.S. patents, two are pending, and seven have been abandoned as no longer being appropriate to our business. One Chinese patent had been issued and one European case has been abandoned. One U.S. and five foreign patent applications are filed and pending; in order to reduce the expenses related to patent prosecution, we are currently taking only those actions needed to keep them in effect. This group of patents and patent applications covers all aspects of the CytoCore Solutions System including, but not limited to, the point of service instrument, the personal and physicians’ collectors, and the slide-based test. As a result of the acquisition of AccuMed, we acquired 33 issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of 17 were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software were also acquired. We have recovered the 17 AcCell-related patents and patent applications from the third party.

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

Employees

As of March 28, 2013, we employed a total of five full-time and one part-time employee. None of our employees are members of a labor union. We also utilize independent consultants in the United States on an as-needed basis.

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

During the fiscal year ended December 31, 2012, we did not have any foreign operations.

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

Our expenses have exceeded our revenues since our inception, and our accumulated deficit at December 31, 2012 was $101,800,000. We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when, if ever, that sales of our products might occur. Our future depends on obtaining new funding. Our losses have resulted from research and development costs, sales and marketing expenses and other general operating expenses. We expect to continue to devote resources to marketing, product development and other research and development activities and cannot predict when, if ever, our revenues will be sufficient to fund our operations. We, therefore, expect to continue to incur significant losses in the near future. Due to the substantial losses we have incurred and our current limited financial resources, our independent registered public accounting firm has noted in its report on our financial statements that these conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty. Moreover, the going concern explanatory paragraph may make obtaining additional financing more difficult or costly.

We have limited financial resources and we are not certain we will be able to obtain additional financing to maintain operations and fund the development of future products.

Our ability to continue operations depends upon our raising additional funds during 2013. We estimate that we have sufficient cash on hand to fund operations only until April 2013. Until such time as our products achieve market acceptance and generate sufficient revenues, we will continue raising funds for operating purposes primarily from the sale of Company securities and loans from related parties. Lack of funding may affect our overall ability to operate our business, including the ability to employ adequate staff and conduct ongoing studies and clinical trials of our products. Failure to raise adequate capital to meet our business needs could materially jeopardize our financial condition, our ability to conduct business, and possibly discontinue operations and liquidate. There can be no assurance that we will be able to secure necessary funds.

We currently depend on the sale of a single product and product line.

We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when, if ever, sales of our products might occur. We shipped $2,000 in 2012. In the foreseeable future, we expect to derive most of our revenues from the sale of the SoftPAP cell collection device, and the other components of the CytoCore Solutions System. Our net sales and earnings will, therefore, be heavily dependent on the sale of these products. If we are unable to successfully develop and commercialize such products as well as other new or improved products, our business, sales and profits will be materially impaired.

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

In 2008, we successfully completed a clinical trial for the SoftPAP collector and received both FDA clearance and a CE Mark to market this device in the United States and the European Union. Future products will require additional clinical trials and filings for regulatory approval to market in the United States, European Union, and other jurisdictions. We cannot be certain that the results of these future trials will result in regulatory approval to market these products, or that approval, if granted, will not be limited to specific indications for use or product claims. Obtaining regulatory approval is expensive, time-consuming and uncertain, and is expected to become even more so as a consequence of legislative and regulatory changes and initiatives that have recently been initiated in the United States, European Union and other jurisdictions.

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

Our international operations will expose us to additional risks.

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

The accuracy, performance and cost of our products are critical to our business and reputation.

As noted above, we are dependent on the sale of the SoftPAP collection device and the CytoCore Solutions System. Due in part to increased competitive pressures in the healthcare industry to reduce costs, our ability to gain market acceptance of our products will depend, among other things, on our ability to keep product costs low and/or demonstrate that any increased cost of using our products is offset by the increased accuracy and performance achieved by using them. In particular, we need to convince healthcare providers, insurance companies and other third-party payers, as well as clinical laboratories, of the clinical benefits and cost-effectiveness of our products.

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

We may be subject to product liability actions.

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

We currently rely primarily on third-party distributors for the sale and distribution of our products. Our relationships with these distributors, therefore, must remain positive. We have a limited a history of working with these companies and have only limited control over their performance. We cannot predict the success of these relationships or the efforts of these companies in marketing the SoftPAP and our other products. Our sales and marketing efforts, including those of our distributors, may not be sufficient to successfully compete against more extensive and well-funded operations of certain of our competitors. Only two of our existing distributors purchased any product from us in 2012. There were no sales in 2011. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers.

A significant portion of our revenues are attributable to the sale of products on behalf of a third-party.

For the year ended December 31, 2012, approximately 90% of our revenues were attributable to the sale by us on behalf of another company of a cell collection device used for detecting breast cancer. Any interruptions in our ability to sell these products, including manufacturing delays or regulatory hurdles, or the elimination of the product in the marketplace or the termination of our licensing arrangement, could adversely affect our business, financial condition and operating results.

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

As of December 31, 2012, we employed five full-time persons and one part time person. In the event our products and services obtain market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Common Stock

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares.

Our common stock is currently eligible for quotation on the OTC Bulletin Board (the “OTCBB”), however trading to date has been limited.  If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares.  We currently do not meet the initial listing criteria for any registered securities exchange.  The OTCBB is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

The historically volatile market price of our common stock may affect the value of our stockholders’ investments.

The market price of our common stock has in the past been highly volatile. In fiscal years 2012 and 2011, the price of our common stock traded in a range of $0.01 to $0.05. This volatility is likely to continue for the foreseeable future. Factors affecting potential volatility include:

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

There are currently outstanding a substantial number of securities convertible into shares of our common stock and we intend to raise additional funds in the future through issuances of shares of common stock or securities convertible into shares of our common stock, which will be dilutive to existing stockholders or impose operational restrictions.

We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2012, we had: 47,250 shares of Series A convertible preferred stock outstanding, which convert into approximately 2,064 shares of our common stock; 93,750 shares of Series B convertible preferred stock outstanding, which convert into approximately 37,500 shares of our common stock; 38,333 shares of Series C convertible preferred stock outstanding, which convert into approximately 19,167 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 175,000 shares of our common stock; and 19,022 shares of Series E convertible preferred stock outstanding, which convert into approximately 52,311 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation permits our Board of Directors to issue the remaining 5,143,137 undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine. At December 31, 2012, we had outstanding warrants to purchase an aggregate 922,667 shares of our common stock. The issuance of shares of our common stock upon the conversion of our preferred stock, or upon exercise of outstanding warrants, would cause dilution of existing stockholders’ percentage ownership of the Company. Holders of our common stock do not have preemptive rights, meaning that current stockholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our common stock.

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

Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover of us more difficult.

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

Item 3.    Legal Proceedings

We are not party to any legal proceeding.

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

	High	Low

Year Ended December 31, 2012
1st Quarter	$.02	$.01
2nd Quarter	$.02	$.01
3rd Quarter	$.02	$.01
4th Quarter	$.06	$.02

Year Ended December 31, 2011
1st Quarter	$0.05	$0.01
2nd Quarter	$0.04	$0.01
3rd Quarter	$0.01	$0.007
4th Quarter	$0.04	$0.007

Holders

As of March 25, 2013, we had approximately 419 record holders of shares of our common stock.

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

We paid non-cash dividends, in the form of newly issued shares of our common stock, amounting to $118.00 during 2011 to holders of shares of our preferred stock who elected to convert such shares and cumulative dividends due thereon into shares of our common stock. There were no conversions in 2012. We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $2,998,600 at December 31, 2012, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.

Stock Transfer Agent

Our stock transfer agent is Computershare Shareowner Services, 199 Water Street, 26th Floor, New York, New York, 10038 and its telephone number is (212) 805-7100.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2012, we issued to Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), directors of the Company, 1,052,359 and 2,104,717 shares of restricted, unregistered common stock, respectively, for consulting services rendered.

During the quarter ended December 31, 2012, we issued to Augusto Ocana (“Ocana”), a director of the Company, 2,157,076 shares of restricted, unregistered common stock, for consulting services rendered.

We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for sales to a limited number of accredited investors with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.

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

Outlook

We have incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and to develop, manufacture and market our products. Implementation of our plans will be contingent upon securing substantial additional financing. During the year ended December 31, 2012, we raised approximately $0.6 million through advances from related parties. In order to successfully implement our business plan, we will have to obtain additional capital. If we are unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities and in the extreme case, cease operations. No assurances can be given about our ability to obtain capital. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Results of Operations

Fiscal Year Ended December 31, 2012 as compared to Fiscal Year Ended December 31, 2011

Revenue

Revenues of $198,000 for the fiscal year ended December 31, 2012 represented an increase of $174,000, or 700%, from revenues of $24,000 for the fiscal year ended December 31, 2011. This increase was due to sales totaling $179,000 of the collection system relating to the detection of breast cancer, which we are selling on behalf of another company, and an increase in sales of our SoftPAP cervical cell collector totaling $2,000, partially offset by a reduction in licensing fees of $7,000.

Costs and Expenses

Cost of Revenues

Cost of revenues represents the cost of the product sold, freight, and other costs of selling our products. Cost of revenues totaled $104,000 for the year ended December 31, 2012, as compared to $0 for the year ended December 31, 2012. The increase in cost of revenues is attributable to an increase in sales of a third-party product along with a small increase in sales of our SoftPAP cervical cell collector.

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

For the 2012 fiscal year, research and development expenses were $336,000. Expenses for the 2011 fiscal year were $252,000 before a reduction of $15,000 from a settlement with a vendor, resulting in a net expense of $237,000. The $99,000, or 42%, increase is attributable to $54,000 in fees paid to medical consultants, an increase of $45,000 related to costs incurred for the ongoing improvement of the SoftPAP cervical collection device and other research and $1,000 increase in personnel costs, which were partially offset by a reduction of $1,000 in other costs.

Selling, General and Administrative

For the year ended December 31, 2012, selling, general and administrative (“SG&A”) expenses were $1,581,000 before an adjustment of trade debt totaling $554,000, resulting in a net expense of $1,027,000. The SG&A expenses represent a $688,000, or 40%, decrease from SG&A expenses of $1,715,000, after the reduction of $546,000 resulting from adjustment of trade debt, for the year ended December 31, 2011. Of this $688,000 decrease, $215,000 related to a decrease in depreciation and amortization expense, $29,000 related to a reduction in franchise and other taxes, $28,000 related to a decrease in consulting expense, $20,000 related to reduction in directors fees, $21,000 related to a decrease in financing costs, $7,000 related to a reduction in insurance costs and $554,000 related to the adjustment of trade debt. These decreases were partially offset by increases of $35,000 in professional fees for legal and accounting services, $73,000 in employee compensation expense, $76,000 in marketing expenses, $5,000 in travel expense, and $2,000 in other costs.

Other Income (Expense)

Interest expense increased by $58,000 to $245,000 for the year ended December 31, 2012 from $187,000 in 2011. The increase is due to additional advances to us by a related party. We recorded a non-cash expense totaling $231,000 in 2012 and $173,000 in 2011 for interest on related party advances.

During the year ended December 31, 2011, we recorded a non-cash benefit of $30,000 resulting from the remeasurement of the derivative liability as described in Note 11 to the financial statements set forth elsewhere in this report.

We recorded an expense provision for valuation of certain fixed assets in the amount of $27,000 and a charge for impairment of inventory in the amount of $624,000 for the year ended December 31, 2011.

Net Loss

The net loss for the year ended December 31, 2012, totaled $1,514,000, as compared to $2,876,000 for 2011, a decrease of $1,362,000 or 47%. Of this decrease, $688,000 related to decreases in SG&A expenses, $174,000 related to an increase in revenues, $141,000 resulted from the cost of a legal settlement in 2011, $624,000 related to a charge for impairment of inventory and $27,000 related to an impairment charge to fixed assets in 2011.These decreases were partially offset by an increase of $104,000 in cost of revenues, an increase of $99,000 in R&D costs, an increase of $58,000 in interest expense, $30,000 related to decrease in other income resulting from the non-cash benefit derived from the remeasurement of the derivative liability in 2011.

The net loss applicable to common stockholders which reflects the unpaid and undeclared preferred stock dividends decreased to $1,718,000 for the year ended December 31, 2012, from $3,142,000 for the year ended December 31, 2011, a decrease of $1,362,000, or 43%. The net loss per common share for each of the years ended December 31, 2012 and December 31, 2011 was $0.02 and $0.05, respectively, on 72,224,186 and 58,223,600 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

Our capital resources and liquidity needs have been met from sales of our debt and equity securities to individual and institutional investors and loans from related parties.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have raised operating funds for our business since our inception through loans from related parties and private offerings of debt and equity securities to limited numbers of U.S. and foreign investors. We will be required to make additional offerings in the future and obtain additional money from related parties to support our operations until we are able to generate sufficient income from the sale of our products. We used $683,000 and $719,000 during 2012 and 2011, respectively, to fund our operating activities.

At December 31, 2012, we had cash on hand of $39,000, as compared to $15,000 on December 31, 2011. We were able to raise $639,000 through advances from related parties and $70,000 from the sale of a machine during the fiscal year ended December 31, 2012. This cash was used to fund operations, including research and development activities. We currently have enough cash on hand to fund operations into April 2013. We will need approximately $700,000 of additional financing to continue to conduct operations at current levels over the next twelve months. We continue to meet with qualified investors and believe we will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations, although no assurance can be given about our ability to obtain such capital. We do not have any material commitments for capital expenditures.

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

In order to meet our operational needs, we have agreed to issue shares of our common stock to various employees, consultants and other service providers (the “Recipients”) in lieu of cash payment. In 2012, we became contractually obligated to issue an aggregate of 11,817,722 shares of common stock to the Recipients. We have not issued 566,667 of these shares. In 2011, we became contractually obligated to issue an aggregate of 10,622,300 shares of common stock to the Recipients. As of December 31, 2011, we have not issued 3,752,192 shares of common stock from 2011 and prior periods.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements for the years ended December 31, 2012 and 2011, together with the report of L J Soldinger Associates LLC dated April 1, 2013, and the notes thereto, are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer who serves as our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of December 31, 2012, our internal control over financial reporting is effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not Applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Board of Directors and Executive Officers

Name	Age	Positions with the Company
Robert F. McCullough, Jr.	59	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
John H. Abeles, M.D.	69	Director
Alexander M. Milley	61	Director
Augusto Ocana Mauro Scimia Xavier Carbonell	70 58 44	Director Director Director
Richard A. Domanik, Ph.D.	68	Chief Operating Officer

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

Dr. Xavier Carbonell has served as the Chief Executive Officer of Palex Medical, SA, a medical device distribution company located in Spain, since 2008. From 2004 to 2008, he served as the Oncology Business Unit Director for Amgen, a publicly-traded biotechnology company, and from 2002 to 2004, he was the Medical Director for the Oncology Business Unit at Novartis. Before Novartis, he held several positions in the medical oncology field, including serving as a Medical Oncologist at several public and private institutions. As a result of these and other professional experiences, Dr. Carbonell possesses particular knowledge and experience in management, international relations and product distribution which strengthens the Board’s collective qualifications, skills, and experience.

Augusto Ocana served as Chief Executive Officer of the Company from November 2006 to July 2007 and as President of International Operations from 2007 through 2008. He has acted as a consultant to the Company since then. He also served as the President of Worldwide Business of the Company since 2006. Prior to this, from 1999 to 2006, he was a Senior Vice President, General Manager and Director of C.H. Werfen, S.A., where he focused on sales and market development. Prior to this, he served in sales and management roles for several corporations, including Abbott Laboratories. As a result of these and other professional experiences, Mr. Ocana possesses particular knowledge and experience in sales, marketing, and management which strengthens the Board’s collective qualifications, skills, and experience.

Executive Officer

Richard A. Domanik, Ph.D. has been our Chief Operating Officer since October 2007. From May 2007 until August 2008, he also served as our President. Since 2001, Dr. Domanik has been the principal at R. Domanik Consulting, Inc., a consulting firm specializing in the development and manufacture of medical and clinical diagnostic devices and instruments and intellectual property management. Between 2002 and 2006, Dr. Domanik served as Director of Technology Development of ZelleRX Corporation, a biotechnology start-up in the field of cellular therapeutics for the treatment of cancer. Dr. Domanik also served as Director of Technology of Xomix, Ltd., a biotechnology consulting company, between 2001 and 2007. From 1999 to 2001, Dr. Domanik served as our Chief Technology Officer and Vice President-Technology. He also served as Chief Technology Officer and Vice President of AccuMed International, which we acquired in 2001, from 1994 to 1999. Prior to his work with us, Dr. Domanik worked for over 15 years at Abbott Laboratories where he held several positions, including Laboratory Manager and Senior Systems Engineer. Dr. Domanik is intimately familiar with both the products offered by us as well as our industry. Dr. Domanik has a long history of working with us and also has provided consulting services to assist other entities with the design, development and manufacture of medical devices. He also has extensive technology and intellectual property experience, all of which contribute to his effective management of the Company as its Chief Operating Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and holders of more than 10% of the outstanding shares of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of copies of such forms received by us and/or any written representations from such persons that no other reports were required with respect to 2012, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2012, except that Drs. Scimia and Carbonell and Mr. Ocana failed to timely file Form 4s.

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

Audit Committee

The Audit Committee currently consists of Mr. Milley (Chairman) and Dr. Abeles, both of whom are independent under applicable independence requirements. The Board of Directors has determined that Mr. Milley qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act.

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

Stockholder Nominations

There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the 2012 fiscal year.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Total ($)
Robert F. McCullough, Jr. (1) CEO, CFO and Chairman of the Board	2012	$180,000(2)	$180,000
	2011	$90,000(2)	$90,000
Richard A. Domanik, Ph.D. (3) COO	2012	$150,000(4)	$150,000
	2011	$150,000(4)	$150,000

(1)	Mr. McCullough has served as our Chief Executive Officer since October 2007 and as our Chief Financial Officer since September 2005.
(2)	Mr. McCullough voluntarily reduced his salary in 2011, and has deferred payment of 100% of his salary earned in 2012 and 2011.
(3)	Dr. Domanik has served as our Chief Operating Officer since October 2007, and has also served as our President from May 2007 until August 2008.
(4)	Dr. Domanik has deferred payment of 100% of his salary earned in 2012 and 2011.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers did not receive any outstanding equity awards as of December 31, 2012 and 2011.

Narrative Disclosure to Summary Compensation Table

Mr. McCullough earned an annual salary of $180,000 and $90,000 in 2012 and 2011, respectively, and has elected to defer payment of 100% of such salary. We do not have any employment agreement with Mr. McCullough.

We have not entered into an employment agreement with Dr. Domanik, although the basic terms of his compensation have been established. Specifically, we pay Dr. Domanik an annual salary of $150,000, standard benefits as provided to other employees, and reimbursement of reasonable business expenses. Dr. Dominick elected to defer salary totaling $150,000 for the 2012 and 2011 fiscal years.

Equity Incentive Plan and Employee Stock Purchase Plan

In 1999, we adopted the 1999 Equity Incentive Plan and the 1999 Employee Stock Purchase Plan, both of which expired in 2009. For additional information, see “Equity Incentive Plan and Employee Stock Purchase Plan” in Item 12 below.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation of directors for our 2012 fiscal year.

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
John H. Abeles, M.D.	$20,000(2)	$20,000(3)
Alexander M. Milley	$20,000(2)	$20,000(3)
Xavier Carbonell	- (4)	-
Mauro Scimia	- (4)	-
Augusto Ocana	- (4)	-

(1)    Mr. McCullough has been omitted from this table as he is a management member of our board of directors and is not separately compensated for his service on the board of directors.

(2)    Represents accrued but unpaid director fees with respect to fiscal year 2012. This amount does not include fees payable to each director in the amount of $20,000, which were accrued but unpaid in 2011 and have not been paid to date.

(3)    As of December 31, 2012, each of these directors is entitled to receive 100,000 shares of common stock in connection with a stock bonus provided to each of our directors in 2009.

(4)    Does not include consulting fees and sales commissions earned in 2012. See “Certain Relationships and Related Transactions, and Director Independence” in Item 13 below.

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

For information on other consideration received by directors or their affiliates from the Company, see “Certain Relationships and Related Transactions, and Director Independence” in Item 13 below.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following table sets forth certain information, as of March 28, 2013 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is c/o CytoCore, Inc., 414 N. Orleans Street, Suite 510, Chicago, Illinois 60610.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership(1)		of Class

Robert F. McCullough	5,190,706	(2)	7.1%

Augusto Ocana	7,285,307		9.9%

Mauro Scimia	5,056,986		6.9%

Xavier Carbonell	4,764,294		6.0%

John H. Abeles, M.D.	313,098	(3)*

Richard A. Domanik, Ph.D.	127,272	(4)*

Alexander M. Milley	902,950	(5)	1.2%

All current directors and executive
officers as a group (7 persons)	23,640,613		30.2%

_________________________________________

•	Less than one percent

(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of March 28, 2013 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 73,284,251 shares of common stock outstanding as of the close of business on March 28, 2013.

(2)	Includes an aggregate 166,205 shares owned by various trusts of which Mr. McCullough is trustee as follows: MJM Educational Trust (15,000) shares, PFM Educational Trust (15,000 shares), CDM Educational Trust (15,000) shares and the MPC Trust (121,205 shares).

(3)	Includes: (i) 213,098 shares owned by Northlea Partners, Ltd., of which Dr. Abeles is General Partner; and (ii) 100,000 shares of common stock awarded in 2009 that have not yet been issued. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner.

(4)	Includes 100,000 shares of common stock awarded in 2009 that have not yet been issued.

(5)	Includes: (i) 149,551 shares held by Azimuth Corporation, of which Mr. Milley is President and Chairman of the Board of Directors, 429,255 shares held by Cadmus Corporation, of which Mr. Milley is President and a director, 80,282 shares held by Milley Management, Inc., of which Mr. Milley is President, sole director and majority stockholder, and 23,710 shares held by Winchester National, Inc., of which Mr. Milley is a director and executive officer; and (ii) 100,000 shares of common stock awarded in 2009 that have not yet been issued. An aggregate of 402,890 shares of common stock held directly by Mr. Milley, Cadmus Corporation, Winchester National and Milley Management have been pledged to ELXSI Corp., of which Mr. Milley is President, Chief Executive Officer and Chairman of the Board.

Series E Convertible Preferred Stock

The following table sets forth certain information, as of March 28, 2013 with respect to holdings of our Series E Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series E Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner(1)	Beneficial Ownership(2)		of Class

Kevin F. Flynn June 1992 Non-Exempt Trust	6,667	(3)	35.0%
120 South LaSalle Street
Chicago, IL 60602

Rolf Lagerquist	2,000	(4)	10.5%
4522 CO Road 21 NE
Elgin, MN 55932

(1)	No executive officers or directors own any shares of Series E Convertible Preferred Stock.

(2)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of March 28, 2013 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 19,022 shares of Series E Convertible Preferred Stock outstanding as of the close of business on March 28, 2013.

(3)	Converts into 38,828 shares of common stock, including shares issuable upon payment of cumulative dividends.

(4)	Converts into 11,648 shares of common stock, including shares issuable upon payment of cumulative dividends.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	(a)	(b)	(c)
None	--	--	--
Equity Compensation Plans Not Approved by Security Holders
Warrants issued for purchase of common stock	666,667	$0.07	--
Warrants issued for settlement of a lawsuit	217,000	$0.50	--
Warrants issued for officer, director and employee compensation (1)	39,000	$0.03	--
Total	922,667	$0.17	--

1)	We have issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2012, we issued to a non-executive employee warrants to acquire 13,000 shares of common stock.

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

Robert F. McCullough, Jr., Chairman, Chief Executive Officer and Chief Financial Officer

Mr. McCullough loaned to us an aggregate $639,000 and $771,000 during the 2012 and 2011 fiscal years, respectively. The aggregate outstanding balance of $3,175,000 is payable upon demand and does not accrue interest.

Payment of Consulting Fees and Commissions to Directors

During the year ended December 31, 2012, we engaged in the following transactions with our directors:

•	we issued 3,817,736 shares of common stock to Xavier Carbonell in payment of consulting services;
•	we issued 2,252,415 shares of common stock and paid $27,500 to Mauro Scimia in payment of consulting services and paid $16,500 to Mr. Scimia in payment of commissions on sales of our products; and
•	we issued 3,731,198 shares of common stock to Augusto Ocana in payment of consulting services and paid $4,500 to Mr. Ocana in payment of commissions on sales of our products.

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

Item 14.    Principal Accountant Fees and Services

L J Soldinger Associates LLC (“LJSA”) served as our independent registered pubic accounting firm each of the fiscal years ending December 31, 2012 and 2011.

Fees

The following table presents fees for the professional services rendered by LJSA for fiscal years 2012 and 2011, respectively:

Services Performed	2012	2011
Audit Fees(1)	$85,000	$95,000
Audit-Related Fees(2)	1,560	--
Tax Fees(3)	2,772	4,680
All Other Fees(4)	--	--
Total Fees	$89,332	$99,680

(1)	Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process.
(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

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

The Audit Committee pre-approved all audit services provided to us during fiscal 2012. Non-audit services provided to us during fiscal year 2012 were for tax compliance.

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

3.13

Certificate of Amendment to Certificate of Incorporation of the Company, dated June 22, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, as filed with the SEC on August 17, 2007)

3.14

Certificate of Amendment to Certificate of Incorporation of the Company, dated November 19, 2007 (incorporated herein by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

4.1

Registration Rights Agreement in connection with $7 million maximum offering of Units completed in March 2008 (incorporated herein by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

4.2

Form of Warrant in connection with $7 million maximum offering of Units completed in March 2008 (incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

10.1

Service agreement with Cell Solutions, LLC. Dated October 9, 2009 (incorporated herein by reference to Exhibit 10.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010) [Still applicable? If not, then remove]

10.2

Distribution service agreement with Amsino International, Inc. dated April 14, 2010 (incorporated herein by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.3

Consulting agreement with Dr. Mauro Scimia dated April 14, 2010 (incorporated herein by reference to Exhibit 10.27 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.4

Distribution service agreement with Guanngdong Prosper Channel Medicine Company dated November 30, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on December 3, 2010)

14.1

Code of Ethics and Business Conduct of Officers, Directors and Employees of CytoCore, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004)

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

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert McCullough, Jr.	Chief Executive Officer and	April 1, 2013
Robert McCullough, Jr.	Chief Financial Officer
(Principal Executive Officer,
Principal Financial Officer) and
Director

/s/ Alexander M. Milley	Director	April 1, 2013
Alexander M. Milley

/s/ John Abeles, M.D.	Director	April 1, 2013
John Abeles, M.D.

/s/ Mauro Scimia	Director	April 1, 2013
Mauro Scimia

/s/ Xavier Carbonell	Director	April 1, 2013
Xavier Carbonell

/s/ Augusto Ocana	Director	April 1, 2013
Augusto Ocana

CYTOCORE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CytoCore, Inc.

We have audited the accompanying consolidated balance sheets of CytoCore, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. CytoCore, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoCore, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

L J Soldinger Associates, LLC

Deer Park, Illinois

April 1, 2013

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$39	$15
Accounts receivable	134	5
Prepaid expenses and other current assets	10	10
Total current assets	183	30
Property and equipment, net	79	362
Total assets	$262	$392

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Account payable	$681	$1,187
Accrued payroll costs	2,705	2,010
Accrued expenses	903	760
Advances from related parties	3,175	2,537
Notes payable	70	70
Total current liabilities	7,534	6,564

Stockholders’ Equity (Deficit):
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 373,355 shares issued and outstanding at December 31, 2012 and 2011 (Liquidation value of all classes of preferred stock of $2,871 at December 31, 2012)	1,487	1,487
Common stock, $0.001 par value; 500,000,000 shares authorized; 78,226,416 and 66,408,694 shares issued and issuable and 78,207,207 and 66,389,485 shares outstanding at December 31, 2012 and 2011, respectively	78	66
Additional paid-in capital	93,407	93,004
Treasury stock at cost: 19,209 shares at December 31, 2012 and 2011	(327)	(327)
Accumulated deficit	(101,917)	(100,402)
Total stockholders’ deficit	(7,272)	(6,172)

Total liabilities and stockholders’ deficit	$262	$392

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011
Net Sales	$198	$24
Operating Expenses
Cost of revenues	104	-
Research and development (net of settlement of trade debt of $15,000 for the year ended December 31, 2011)	336	237
Inventory impairment expense	--	624
Fixed asset impairment expense	--	27
Selling, general and administrative (net of adjustment of trade debt of $546,000 for the year ended December 31, 2012)	1,027	1,715
Total cost and expenses	1,467	2,603
Operating Loss	(1,269)	(2,579)
Other Income (Expense):
Interest expense	(14)	(13)
Interest expense – related party	(231)	(173)
Legal settlement expense	-	(141)
Benefit from derivative liability	-	30

Total other income (expense)	(245)	(297)
Loss from operations before income taxes	(1,514)	(2,876)
Income taxes	-	-
Net Loss	(1,514)	(2,876)
Preferred stock dividends – unpaid and undeclared	(266)	(266)
Net loss applicable to common stockholders	$(1,780)	$(3,142)

Basic and fully diluted net loss per common share	$(0.02)	$(0.05)
Weighted average number of common shares outstanding	72,224,186	58,223,600

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011
Operating Activities:
Net loss	$(1,514)	$(2,876)
Non–cash charge for legal settlement	-	141
Depreciation	213	368
Amortization of license	-	62
Interest expense imputed upon related party advances	231	173
Provision for inventory valuation	-	624
Fixed asset impairment expense	-	27
Gain on settlements of trade indebtedness	(554)	(15)
Stock issued for compensation	55	44
Stock and warrants issued to non-employees for services	128	101
Benefit from derivative liability	-	(30)
Changes in assets and liabilities:
Accounts receivable	(129)	4
Inventories	-	(2)
Prepaid expenses and other current assets	(1)	15
Checks issued in excess of deposits	-
Accounts payable	48	(136)
Accrued expenses	838	781
Net cash used for operating activities	(685)	(719)
Investing activities:
Proceeds from sale of equipment	70	-
Net cash used for investing activities	70	-
Financing activities:
Proceeds from the issuance of convertible debt	-
Proceeds from related parties	639	771
Payments on note	-	(50)
Net cash provided by financing activities	639	721
Net increase (decrease in cash and cash equivalents	24	2
Cash and cash equivalents at beginning of year	15	13
Cash and cash equivalents at end of year	$39	$15
Supplemental disclosure of cash flow information:
Non-cash transaction during the year for:
Payment of accrued wages with common stock	$55	$44
Conversion of note payable and accrued interest in to common stock	$-	$55
The Company recorded (reclassified) a derivative liability resulting from potential excess shares and a reduction (increase) in additional paid in capital	$-	$(69)
Common stock issued for accrued expenses	$-	$3
Common stock issued for services	$128	$101
Imputed interest recorded	$231	$173
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (DEFICIT)

(Dollars in thousands)

	Preferred Stock		Common Stock				Additional		Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
January 1, 2011	373,555	$1,492	48,379,042	$48	19,209	$(327)	$92,572	$(97,526)	$(3,741)
Net loss		--		--		--	--	(2,876)	(2,876)
Series E preferred stock and
cumulative dividends
converted to common stock	(200)	(5)	10,916	--		--	5	--	--
Charge for derivative liability		--		--		--	69	--	69
Common stock issued for
services		--	7,603,253	8		--	93	--	101
Common stock issued for
warrants		--	4,716	--		--	--	--	--
Conversion of note for Common
Stock		--	7,306,588	7		--	51	--	58
Interest imputed on related party
advances		--		--		--	173	--	173
Common stock issued for compensation		--	3,104,179	3		--	41	--	44
December 31, 2011	373,355	$1,487	66,408,694	$66	19,209	$(327)	$93,004	$(100,402)	$(6,172)
Comprehensive Loss:
Net loss		--		--		--	--	(1,514)	(1,514)

Common stock issued for
services		--	8,086,524	8		--	120	--	128
Interest imputed on related party
advances		--		--		--	231	--	231
Common stock issued for compensation		--	3,731,198	4		--	51	--	55
December 31, 2012	373,355	$1,487	78,226,416	$78	19,209	$(327)	$93,406	$(101,916)	$(7,272)

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

Going Concern

The Company has incurred significant operating losses since its inception and has an accumulated deficit at December 31, 2012 of $101,800,000. Management expects that significant on-going operating expenditures will be necessary to successfully implement CCI’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about CCI’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern depend upon its securing substantial additional financing.

CCI has only enough cash to operate into April 2013. Management’s plans include efforts to obtain additional capital, although no assurances can be given about the Company’s ability to obtain such capital. If the Company is unable to obtain adequate additional financing or generate profitable sales revenues, or negotiate a favorable settlement plan with creditors, it will be unable to continue its product development and other activities and may be forced to cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements included herewith include the accounts of the Company and its wholly-owned dormant subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

CCI recognizes revenue from product sales in accordance with FASB Accounting Standards Codification Section (“FASB ASC”) 605, “Revenue Recognition,” when the following criteria are met: shipment of a product or license to customers has occurred and there are no remaining Company obligations or contingencies; persuasive evidence of an arrangement exists; sufficient vendor-specific, objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

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

Stock Based Compensation

We follow the guidance of FASB ASC 718-10, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards, if any.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars using year-end exchange rates, and all revenues and expenses are translated using average exchange rates during the year. During 2012 and 2011 all foreign operations were dormant.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses and notes payable approximate their respective fair values due to their short maturities.

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. CCI’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2012 and 2011 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

In accordance with SEC Accounting Series Release 280, the Company computes its income or loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from it reported net loss and reports the same on the face of its statement of operations.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of currently due plus deferred taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting carrying amounts and the respective tax bases of assets and liabilities, and are measured using tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Valuation allowances are provided against deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

The Company follows the guidance of FASB ASC 740-10 which relates to the Accounting for Uncertainty in Income Taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Risks from Concentrations

Revenues were derived mainly from two customers in 2012 and 2011.

For the past two years all the Company’s financing has been provided by one related party and the Company is currently dependent on this related party for its financing.

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

Note 3. Property and Equipment

Fixed assets consist of the following at December 31:

	2012	2011
	(in thousands)
Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
Machinery and equipment	--	167
	2,020	2,187
Less accumulated depreciation and amortization	(1,941)	(1,825)
Total	$79	$362

For the years ended December 31, 2012 and 2011, depreciation expense was $213,000 and $368,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory as there was no manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

During 2011, the Company determined that the value associated its machinery and equipment was impaired and recorded an adjustment of $27,000. During the quarter ended March 31, 2012, the Company sold its remaining machine for the net carrying value of $70,000.

Note 4. Accrued Expenses

Accrued expenses include the following at December 31:

	2012	2011
	(in thousands)
Accrued interest	$65	$59
Accrued taxes	484	376
Accrued compensation for Directors	190	150
Other accrued expenses	164	175
Total	$903	$760

Note 5. Notes Payable

Notes payable at December 31 consist of:

	2011	2011
	(in thousands)

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

During year ended December 31, 2012, the Company was advanced $639,000 from related parties. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate the Company has recorded a non-cash interest expense totaling $231,000 and $173,000 on the outstanding balances as of December 31, 2012 and 2011, respectively.

Note 6. Stockholders’ Equity

Earnings (loss) per share

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years Ended December 31,
	2012	2011
Basic and Diluted:
Reported net loss(in thousands)	$(1,514)	$(2,876)
Less unpaid and undeclared preferred stock dividends	(266)	(266)
Net loss applicable to common stockholder	$(1,780)	$(3,142)

Weighted average common shares outstanding	72,224,186	58,223,600
Net loss per common share	$(.02)	$(.05)

Warrants to purchase 922,667 shares in 2012 and 2011 and preferred stock convertible into 604,214 and 577,816 shares for the years ended December 31, 2012, and 2011, respectively were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the years ended December 31, 2012 and 2011, respectively.

Preferred Stock

A summary of the Company’s preferred stock as of December 31 is as follows:

		Shares Issued &		Preferred Stock Dividends
	Shares	Outstanding		Undeclared and Unpaid
Offering	Authorized	2012	2011	2012	2011

Series A convertible	590,197	47,250	47,250	--	--
Series B convertible, 10% cumulative	1,500,000	93,750	93,750	37,500	37,500
Series C convertible, 10% cumulative	1,666,666	38,333	38,333	11,500	11,500
Series D convertible, 10% cumulative	300,000	175,000	175,000	175,000	175,000
Series E convertible, 10% cumulative	800,000	19,022	19,022	42,000	42,000
Undesignated Preferred Series	5,143,137	--	--	--	--
Total Preferred Stock	10,000,000	373,355	373,555	266,000	266,000

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367--Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$10.00 per share
Conversion Rate:	0.40--Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10%--Quarterly--Commencing March 31, 2001
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2012 were $445,000

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50--Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%--Quarterly--Commencing March 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2012 were $128,000

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00--Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%--Quarterly--Commencing April 30, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2012 were $1,955,000

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$8.00 per share
Conversion Rate:	2.75--Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%--Quarterly--Commencing May 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2012 were $470,000

Issuance of Securities

Common Stock

Issuance of Common Stock as Payment for Services

During the quarter ended December 31, 2012, the Company issued to two of the Company’s directors, Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), 1,052,359 and 2,104,717 shares of restricted, unregistered common stock, respectively, for consulting services rendered, and the Company recorded a charge of $37,500, or $0.00 per share, as a selling, general and administrative expense. For the year ended December 31, 2012, Scimia and Carbonell were issued 2,252,415 and 3,817,736 shares of restricted, unregistered common stock, respectively, and the Company recorded a charge of $91,000, or $0.00 per share, as a selling, general and administrative expense.

Also, during the year ended December 31, 2012, the Company issued 849,838 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $15,000, or $0.00 per share, as a research and development expense.

During the year ended December 31, 2012, the Company issued 1,066,667 shares of restricted, unregistered common stock to two other consultants for services rendered, and recorded $12,000, or $0.00 per share, as a research and development expense and $10,000, or $0.00 per share, as a selling, general and administrative expense. A total of 566,667 shares are issuable but have not yet been issued.

Issuance of Common Stock as Payment for Employee Compensation

During the quarter ended December 31, 2012, the Company issued to Augusto Ocana (“Ocana”), a director and vice president of the Company, 2,104,717 shares of restricted, unregistered common stock, for services rendered. The Company recorded a charge of $25,000, or $0.011 per share, as a selling, general and administrative expense. For the year ended December 31, 2012, the Company issued Ocana 3,731,198 shares of restricted, unregistered common stock, and recorded a charge of $55,000, or $0.014 per share, as a selling, general and administrative expense.

As of December 31, 2012, we have a total of 4,418,271 shares of common stock issuable from the current and prior periods.

As of December 31, 2011, we were contractually obligated to issue 700,000 shares of restricted, unregistered common stock to a financial consultant as payment for services. We recorded a charge of $21,000 for these shares as an SG&A expense during the quarter ended March 31, 2011. The shares have not yet been issued by the transfer agent.

During the quarter ended December 31, 2011, we became contractually obligated to issue 300,000 shares of restricted, unregistered common stock to a medical consultant, and recorded $6,000 as an R&D expense. During the year ended December 31, 2011, we became obligated to issue a total of 1,450,000 of restricted, unregistered common stock to this consultant, and recorded $24,000 as an SG&A expense. The shares have not yet been issued. An additional 338,860 shares, that became issuable and were recorded in the prior year, also have not yet been issued. The Company remains obligated to issue the shares at December 31, 2012.

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

Issuance of Common Stock for Conversion of Debt

For the year ended December 30, 2011, the Asher Enterprises converted a total of $55,500 of principal and $3,000 of accrued interest into 7,306,588 shares of common stock at an average price of $0.01 per share

Conversions of Preferred Stock

During the quarter ended December 31, 2011, a holder of 200 shares of Series E Convertible Preferred Stock of CCI elected to convert such preferred shares and accrued and unpaid dividends thereon into 10,916 unregistered shares of the Company’s common stock. Dividends on these preferred shares were $118.00

Warrants

For the year ended December 31, 2012, the Company issued warrants to a non-executive employee to purchase an aggregate 13,000 shares of restricted, unregistered common stock at an average exercise price of $0.01 per share. The warrants were valued at $185 using the Black-Scholes valuation model. These warrants have a term of three years and are immediately exercisable

During the year ended December 31, 2011, the Company issued warrants to purchase 13,000 shares of common stock with a weighted average exercise price of $0.02 per share to an employee. CCI valued the warrants at $238 using the Black-Scholes valuation model. These warrants have a term of three years and are immediately exercisable.

Warrants

At December 31, 2012, the Company had the following outstanding warrants to purchase shares of Common Stock:

	Total Warrant	Warrant Shares	Exercise Price	Weighted Average
	Shares Outstanding	Exercisable	(not weighted)	Years until Expiration

	24,000	24,000	$0.01	1.92
	2,000	2,000	$0.02	2.95
	4,000	4,000	$0.03	0.78
	416,667	416,667	$0.06	0.75
	259,000	259,000	$0.10	0.89
	217,000	217,000	$0.50	0.13

Total	922,667	922,667

As of December 31, 2012, there were no unrecognized compensation costs related to unvested share-based compensation arrangements since all costs related to grants in 2012 or previous years were fully recognized as of December 31, 2012.

A summary of the Company’s stock option activity and related information follows:

1999 Stock Option Plan

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	10,000	$11.94	$0.00	0.42
Granted	--
Exercised	--
Forfeited	(10,000)
Outstanding at December 31, 2011 and 2012	--

Warrants and options issued outside of the Plan for employee compensation

	Options and Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	635,000	$1.91	--
Granted	13,000	$0..02	--
Exercised	--
Forfeited	(609,000)
Outstanding at December 31, 2011	39,000	$0.08	--
Granted	13,000	$0.01
Exercised	--
Forfeited	(13,000)
Outstanding at December 31, 2012	39,000	$0.03	--	1.29

Note 7. Leases

The current facilities lease is for a term of five years terminating on October 31, 2013. The lease provides for initial annual rental payments of approximately $127,000, increasing each year to reach $150,000 in the final year of the lease. Total rental expense related to the Company’s headquarters location during the years ended December 31, 2012 and 2011 was $145,000 and $142,000, respectively.

Future minimum annual lease payments under these leases as of December 31, 2012 are:

Year	Operating Leases
(in thousands)
2013	$124
2014	--
2015	--
2016	--
2017	--
Total	$124

Note 8. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, :

	2012	2011
Federal	$--	$--
State and local	--	--
Foreign	--	--

Total income tax expense	$--	$--

	2012	2011
Current	--	--
Deferred	--	--

Total Income Tax Expense	--	--

For the years ended December 31, 2012 and 2011, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	2012	2011

Statutory U.S. federal rate	(34.0)%	(34.0)%)
Permanent differences	--	--
Valuation allowance	34.0%	34.0%
Provision for income tax expense(benefit)	0.0%	0.0%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2012	2011
	(in thousands)
Deferred Tax Assets:
Net Operating Loss Carryforwards	$30,288	$29,421
Non-cash compensation	1,043	809
Writedown of intangibles	63	63
Provision for inventory adjustment	--	412
Provision for fixed asset impairment	--	286
Accrued Liabilities	71	11

Total Deferred Tax Assets	31,465	31,002
Deferred Tax Liabilities:
Total Deferred Tax Liabilities	--	--
Net Deferred Tax Asset	31,465	31,002
Valuation Allowance	(31,465)	(31,002)
Net Deferred Tax Asset	$--	$--

At December 31, 2012 and 2011, CytoCore had net operating loss carry forwards for U.S. federal income tax of approximately $71.7 million and $71.2 million and state income tax of approximately $84.7 million and $83.5 million respectively, which will begin to expire in 2018 and 2017, respectively. In September 2001, the Company acquired 100% of the outstanding stock of AccMed International, Inc. by means of merger of AccuMed into a wholly-owned subsidiary of the Company. AccuMed had a net operating loss carry forward for U.S. federal income tax purposes. For federal tax purposes, the acquired NOL is subject to limitation as prescribed under IRC Section 382 to approximately $6.2 million. The net operating loss carry forward began expiring at approximately $415,000 per year, starting December 31, 2006. At December 31, 2012 total net operating loss carry forward from AccuMed is approximately $2.2 million.

For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carry forwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $0.5 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively.

Tax Uncertainties

The Company follows the provisions of FASC 740-10 in accounting for uncertainty in income taxes. This guidance prescribes recognition and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years 2009, 2010 and 2011. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

Amount
Gross Unrecognized tax benefits at December 31, 2011	$--
Increases in tax positions for current year	--
Settlements	--
Lapse in statute of limitations	--

Gross Unrecognized tax benefits at December 31, 2012	$--

The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

Note 9. Derivative Liability

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

Note 10. Commitments and contingencies

Legal Proceedings

Settled in 2012

None

Pending as of December 31, 2011

None

Other claims

Other Creditors. CCI was a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims. CCI does not consider any of these claims to be material.

During the year ended December 31, 2012, the Company recorded a write off totaling $545,000 of trade debt deemed uncollectible by the holder due the expiration of the statute limitations. This adjustment was recorded as a reduction of selling, general and administration.

During the year ended December 31, 2011, the Company entered into a settlement with a vendor to pay $32,000. As a result, the vendor forgave $15,000 of debt. The settlement was recorded as a reduction in Research and Development expense.

Commitments

As a result of cash constraints experienced by the Company, the Illinois Franchise Taxes due for the year 2012, 2011, 2010 and 2009 have not been paid. CCI believes that it has made adequate provision for the liability including penalties and interest.

Note 11. Related Party Transactions

During the year ended December 31, 2012, the Company was advanced $639,000 from related parties. These advance are payable upon demand and are non-interest bearing.

During the year ended December 31, 2011, the Company was advanced $771,000 from related parties. These advance are payable upon demand and are non-interest bearing.

In 2012 and 2011 the Company recorded interest expense of $231,000 and $173,000, respectively, with a corresponding entry to additional paid in capital as the amounts advanced to the Company did not have a stated interest rate.

