Form 10-Q
period 2013-03-31
CytoCore Inc
filed 2013-05-15
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

common STOCK, $0.001 par value, AT May 11, 2013: 79,112,710

CYTOCORE, Inc.

Quarterly Report on Form 10-Q

Table of contents

		Page
PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

a) Condensed Consolidated Balance Sheets – March 31, 2013(unaudited) and December 31, 2012		2

b) Condensed Consolidated Statements of Operations — Three months ended March 31, 2013 and March 31, 2012 (unaudited)		3

c) Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2013 and March 31, 2012 (unaudited)		4

d) Notes to Unaudited Condensed Consolidated Financial Statements		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	12

Part II. — Other Information

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 6.	Exhibits	13

SIGNATURES		14

EXHIBIT INDEX		15

Exhibit 31.1 Section 302 Certification
Exhibit 32.1 Section 906 Certification

Part I. — Financial Information

Item 1. Financial Statements

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2013	2012*
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7	$39
Accounts receivable	25	134
Prepaid expenses and other current assets	10	10
Total current assets	42	183

Fixed assets, net	51	79
Total assets	$93	$262

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	458	681
Accrued payroll costs	2,886	2,705
Advances payable to related parties	3,230	3,175
Accrued expenses	744	903
Notes payable	70	70
Total current liabilities	7,388	7,534

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,355 and shares issued and outstanding at March 31, 2013 and December 31, 2012 (Liquidation value of all classes of preferred stock $2,871 at March 31, 2013)	1,487	1,487
Common stock, $0.001 par value; 500,000,000 shares authorized; 79,112,710 and 69,812,062 shares issued and issuable and 79,093,501 and 69,792,853 shares outstanding at March 31, 2012 and December 31, 2011, respectively	79	78
Additional paid-in-capital	93,487	93,407
Treasury stock: 19,209 shares at March 31, 2013 and December 31, 2012	(327)	(327)
Accumulated deficit	(102,021)	(101,917)
Total stockholders’ deficit	(7,295)	(7,272)
Total liabilities and stockholders’ deficit	$93	$262

* Derived from audited information

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$11	$24

Operating expenses
Cost of revenues	6	16
Research and development	81	73
Selling, general, and administrative, (net of adjustment of trade debt of $193,000 and reduction in accrued franchise tax for the three months ended March 31, 2013)	(35)	459
Total operating expenses	52	548

Operating Income (loss)	(41)	(524)

Other income (expense):

Interest expense – related party	(61)	(54)
Interest expense	(2)	(3)
Total other income (expense)	(63)	(57)
Net loss	(104)	(581)

Preferred stock dividend	(66)	(66)

Net loss applicable to common stockholders	$(170)	$(647)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighed average number of common shares outstanding	78,610,477	67,163,767

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Operating Activities:
Net loss	$(104)	$(581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	57
Common stock issued for compensation	—	15
Reduction in accrual for franchise taxes	(173)	—
Interest expense imputed on related party advances	61	54
Common stock issued for services	20	50
Gain on settlements of trade indebtedness	(193)	—
Changes in assets and liabilities:
Accounts receivable	109	(19)
Prepaid expenses and other current assets	—	—
Accounts payable	(30)	(36)
Accrued expenses	195	217

Net cash used in operating activities	(86)	(243)

Investing activities:	—	—
Net cash used in investing activities

Financing activities:
Proceeds from related parties	55	231

Net cash provided by financing activities	55	231

Net increase (decrease) in cash and cash equivalents	(31)	(12)

Cash and cash equivalents at the beginning of period	38	15

Cash and cash equivalents at end of period	$7	$3

Supplemental disclosure of cash flow information:
Common stock issued for services	$20	$50
Imputed interest recorded	61	54
Cash paid for interest	—	—
Cash paid for taxes	—	—

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC.

Notes to Consolidated Financial Statements

(Tabular data in thousands, except per share amounts)

(Unaudited)

Note 1.	Organization

CytoCore, Inc. was incorporated in Delaware in December 1998. Except where the context otherwise requires, the “Company” refers to CytoCore, Inc. and our subsidiaries and predecessors.

Currently, the Company has one product of its own for sale – its SoftPap collector. The Company is developing, and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. The Company plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets the Company anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

The Company has also begun marketing and selling a companion product that is designed to detect breast cancer, which is manufactured by a third party.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At March 31, 2013, the Company had $7,000 to fund its operations.

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

The consolidated financial statements for the periods ended March 31, 2013 and 2012 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

The Company does not have any comprehensive income or loss.

Note 3.	Fixed Assets

Fixed assets consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Furniture and fixtures	$47	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
	2,020	2,020
Less accumulated depreciation and amortization	(1,969)	(1,941)
Total	$51	$79

For the quarters ended March 31, 2013 and 2012, depreciation expense was $29,000 and $57,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

Note 4.	Accrued Expenses

Accrued expenses include the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Accrued interest	$67	$65
Accrued franchise and other taxes	338	484
Accrued compensation	200	190
Other accrued expenses	139	164
Total	$744	$903

Note 5.	Notes Payable and Advances-related parties

Notes payable to unrelated parties consist of:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001.	15	15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	34	34
	$70	$70

The Company has failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above. Such notes require the holder to notify the Company in writing of a declaration of default at which time a cure period, as specified in each individual note, would commence. The Company has not received any written declarations of default from holders of its remaining outstanding notes payable.

During the three months ended March 31, 2013, the Company was advanced $55,000 from a related party. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate, the Company has recorded a non-cash interest expense totaling approximately $61,000 and $52,905 on the outstanding balance for the quarter ended March 31, 2013 or 2012, respectively.

Note 6.	Stockholders’ Equity (Deficit)

Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	March 31,	March 31,
	2013	2012
	(unaudited)
Basic and Diluted:
Net loss applicable to common stockholder (in thousands)	$(170)	$(647)
Weighted average common shares outstanding	78,610,477	67,163,767
Net loss per common share	$(0.00)	$(0.01)

Warrants to purchase 705,667 and 922,667 common shares and preferred stock convertible into 613,191 and 584,891 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended March 31, 2013 and March 31, 2012, respectively.

Preferred Stock

A summary of the Company’s preferred stock is as follows:

	March 31,	December 31,
	2013	2012
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
	(unaudited)

Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	373,355	373,355

As of March 31, 2013 and 2012, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367—Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$10.00 per share
Conversion Rate:	0.40—Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2013 were $454,000

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2013 were $131,000

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2013 were $1,998,000

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
ConversionPeriod:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2013 were $480,000

Issuance of Common Stock as Payment for Services

During the quarter ended March 31, 2013, the Company issued 886,294 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $20,000 as a selling, general and administrative expense.

Note 7.	Commitments and contingencies

Legal Proceedings

There are no pending legal proceedings against the Company. To the Company’s knowledge, there have been no cases initiated by or against the Company, nor any cases resolved, since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 was filed with the SEC.

The Company has been a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. The Company is attempting to settle these demands and unfilled claims. The Company does not consider any of these claims to be material.

During the quarter ended March 31, 2012, the Company recorded a write off totaling $193,000 of trade debt deemed uncollectible by the holder due to the expiration of the statute of limitations. The settlement was recorded as a reduction of selling, general and administration expense.

Contingencies

The Company has not filed its franchise returns for 2012, 2011, 2010 and 2009 or paid its franchise tax for those years. During the quarter, the Company remeasured its liability for unpaid franchise taxes and, as a result, reduced its liability by $235,000. The Company believes that it has made adequate provision for the liability including penalties and interest.

Note 8.	Change of Estimate

During the quarter the Company reviewed its estimate for unpaid franchise taxes for the years 2008 through 2012 and changed the method of its accrual for certain states. The change in estimate resulted in a reduction of the liability owed for prior years’ franchise taxes for certain states. The effect is as follows:

Reduction of net loss	$173
Basic and diluted net loss to Common shareholders	$(0.00)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors, our ability to develop new products and respond to technological changes in the markets in which we compete, our ability to obtain government approvals of our products, our ability to market our products, changes in third-party reimbursement procedures, and such other factors that may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

Outlook

We have incurred significant losses since inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to increase sales of our products, develop new products, and raise substantial additional capital. During the year ended December 31, 2012, we raised approximately $639,000 through advances from related parties. During the three months ended March 31, 2013, we raised approximately $55,000 through advances from related parties.

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

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2012, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. In the quarter ended March 31, 2013 we changed the way we estimate franchise taxes due from certain states. This change in estimate resulted in a significant reduction in the liability we estimate to owe to certain states for past franchise tax years. Reference Note 8 of the Financial Statements. For further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, including the notes to our consolidated financial statements included therewith, as filed with the SEC.

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Three Months Ended March 31, 2013 as compared to Three Months Ended March 31, 2012

Revenue

Revenues for the three months ended March 31, 2013 decreased $13,000, or 46%, to $11,000 from $24,000 for the three months ended March 31, 2012. This decrease was the result of lower sales of a collection system relating to the detection of breast cancer, which we are selling on behalf of another company. Licensing revenue decrease approximately $2,000 to $4,000 for the quarter ended March 31, 2013.

Costs and Expenses

Cost of Revenues

Cost of revenues for the quarter ended March 31, 2013 was $6,000, a decrease of $10,000 or 63% from $16,000 for the quarter ended March 31, 2012. This decrease was a result of lower sales of the collection system relating to the detection of breast cancer, which we are selling on behalf of another company.

Research and Development

For the three months ended March 31, 2013, our research and development (“R&D”) expenses were $81,000, an $8,000, or 11%, increase from $73,000 for the corresponding period in 2012. Of this $8,000 increase, $9,000 related to an increase in payments to consultants, which was partially offset by a decrease of $1,000 in other costs.

R&D expenses consist primarily of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at our Chicago facility.

Selling, General and Administrative

For the three months ended March 31, 2013, selling, general and administrative expenses (“SG&A”) were $331,000 before an adjustment of trade debt totaling $193,000 and an adjustment for an accrual for franchise taxes totaling $173,000, resulting in a net gain of $35,000. The SG&A expenses represent a $494,000, or 108%, decrease from SG&A expenses of $459,000 for the corresponding period in 2012. Of this $494,000 decrease, depreciation expense decreased $27,000, marketing costs decreased $52,000, professional fees decreased $45,000, travel expenses decreased $7,000, administrative payroll cost decreased $5,000, transfer agent fees decrease $1,000, $193,000 related to the adjustment of trade debt and a $173,000 reduction in the franchise tax expense. These decreases were partially offset by an increase of $9,000 in other costs.

Other Income (Expense)

Interest expense increased $6,000 to $63,000 for the three month period ended March 31, 2013 from $57,000 for the three month period quarter ended March 31, 2012. Of this increase, $7,000 relates to the non-cash charge for related party advances, offset by a reduction of other interest expense.

Net Loss

The net loss from operations for the three-month period ended March 31, 2013 was $104,000, as compared to $581,000 for the corresponding period in 2012, a decrease of $477,000, or 93%. Of this decrease, $494,000 resulted from the decrease in SG&A expenses partially offset by increases in R&D, interest expense and a decrease in revenues.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, decreased to $170,000 for the quarter ended March 31, 2013 from $647,000 for the quarter ended March 31, 2012, a decrease of $477,000, or 74%. The net loss per common share for each of the three month periods ended March 31, 2013 and March 31, 2012 was $0.00 and $0.01 per share, respectively, on 78,610,477 and 67,163,767 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

To date, our capital resources and liquidity needs have been met from advances from related parties, and sales of our debt and equity securities to individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have obtained operating funds for the business since inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support our operations until we are able to generate sufficient income from the sale of our products. We used $86,000 for operating activities during the three months ended March 31, 2013 compared to $243,000 during the three months ended March 31, 2012. During the quarter ending March 31, 2013, approximately $81,000 was incurred for R&D and approximately $138,000 was incurred for SG&A functions.

We did not engage any investing activity during the quarter ended March 31, 2013. At this time, we have no other material commitments for capital expenditures during the remainder of the 2013 fiscal year.

We were able to raise proceeds of $55,000 through advances from related parties during the three months ended March 31, 2013. The proceeds were used to develop our products and satisfy certain present and past obligations. At March 31, 2013, we had $7,000 of cash on hand. We believe that our current cash resources will not be sufficient to fund operations for the next twelve months. We continue to meet with qualified investors and although no assurance can be given, we believe will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, we issued 886,294 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $20,000 as a selling, general and administrative expense.

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

Item 3. Defaults upon Senior Securities

As of March 31, 2013, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note. The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Section 302 certification by principal executive and chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by principal executive and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.

/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer

Date: May 15, 2013

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Section 302 certification by principal executive and chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by principal executive and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

