Form 10-Q
period 2013-06-30
CytoCore Inc
filed 2013-08-09
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

common STOCK, $0.001 par value, AT August 8, 2013: 257,030,857

CYTOCORE, Inc.

Quarterly Report on Form 10-Q

Part I. -- Financial Information

Item 1. Financial Statements

CYTOCORE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	June 30,	December 31,
	2013	2012*
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$--	$39
Accounts receivable	13	134
Prepaid expenses and other current assets	10	10
Total current assets	23	183

Fixed assets, net	31	79
Total assets	$54	$262

Liabilities and Stockholders’ Deficit
Current Liabilities:
Checks issued in excess of amounts on deposit	13	--
Accounts payable	227	681
Accrued payroll costs	3,046	2,705
Advances payable to related parties	70	3,175
Accrued expenses	466	903
Notes payable	36	70
Total current liabilities	3,858	7,534

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,355 shares issued and outstanding at June 30, 2013 and December 31, 2012 (Liquidation value of all classes of preferred stock $2,871 at June 30, 2013)	1,487	1,487
Common stock, $0.001 par value; 500,000,000 shares authorized; 257,030,857 and 78,245,623 shares issued and issuable and 257,011,648 and 78,226,416 shares outstanding at June 30, 2013 and December 31, 2012, respectively	257	78
Additional paid-in-capital	96,877	93,407
Treasury stock: 19,209 shares at June 30, 2013 and December 31, 2012	(327)	(327)
Accumulated deficit	(102,098)	(101,917)
Total stockholders’ deficit	(3,804)	(7,272)
Total liabilities and stockholders’ deficit	$54	$262

* Derived from audited information

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share and share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net revenues	$14	$130	$4	$106

Operating expenses

Cost of revenues	6	69	--	54
Research and development	149	182	68	109
Selling, general and administrative, (net of adjustment of trade debt of $374,000, a reduction in accrued franchise tax of $217,000 and benefit from the liquidation of subsidiaries of $149,000 for the six months ended June 30, 2013)	(58)	785	(22)	325

Total operating expenses	97	1,036	46	488

Operating loss	(83)	(906)	(42)	(382)

Other income (expense)
Interest expense – related party	(94)	(109)	(33)	(56)
Interest expense	(4)	(8)	(2)	(4)
Total other income (expense)	(98)	(117)	(35)	(60)

Net loss	(181)	(1,023)	(77)	(442)

Preferred stock dividend	(132)	(132)	(66)	(66)

Net loss applicable to common stockholders	$(313)	$(1,155)	$(143)	$(508)

Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	169,049,356	68,903,645	124,514,059	70,643,522

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012

Operating Activities:
Net loss	$(181)	$(1,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	114
Common stock issued for compensation	35	30
Reduction in accrual for franchise taxes	(217)	--
Benefit derived from liquidation of subsidiaries	(149)	--
Interest expense imputed on related party advances	94	109
Common stock issued for services	41	91
Gain on settlement of trade indebtedness	(374)	--
Changes in assets and liabilities:
Checks issued in excess of amounts on deposit	13	--
Accounts receivable	120	(123)
Prepaid expenses and other current assets	1	--
Accounts payable	(18)	(38)
Accrued expenses	373	404

Net cash used in operating activities	(214)	(436)

Investing activities:
Net cash used in investing activities	--	--

Financing activities:
Proceeds from related parties	145	356
Proceeds from sale of machinery	--	70
Sale of common stock	30	--

Net cash provided by financing activities	175	426

Net increase (decrease) in cash and cash equivalents	(39)	(10)

Cash and cash equivalents at the beginning of period	39	15

Cash and cash equivalents at end of period	$--	$5

Supplemental disclosure of cash flow information:

Non-cash transactions during the period for:
Common stock issued for director fees payable	$200	$--
Conversion of related party debt to common stock	3,250	--
Cash paid for interest	--	--
Cash paid for taxes	--	--

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC.

Notes to Financial Statements

(Tabular data in thousands, except per share amounts)

(Unaudited)

Note 1. Organization

CytoCore, Inc. was incorporated in Delaware in December 1998. Except where the context otherwise requires, the “Company” refers to CytoCore, Inc. and its subsidiaries and predecessors.

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

During the quarter ended June 30, 2013, Robert McCullough, our Chief Executive Officer and Chief Financial Officer, converted $3,250,000 of debt owed to him into 162,500,000 shares of restricted, unregistered common stock at a price of $0.02 per share. As a result of this transaction, Mr. McCullough owns directly or beneficially 167,690,706 shares of common stock or 66.90%. Our officers and directors own an aggregate 198,199,145 shares of common stock or 79.07%.

Also, during the quarter ended June 30, 2013, the Company liquidated all of its wholly owned subsidiaries and reported a gain of $149,000 as a result. The subsidiaries were inactive and had no operations during the reporting periods.

The Company has incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop, manufacture and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to increase sales of its products, develop new products, and raise additional capital. At June 30, 2013, the Company did not have any cash to fund its operations.

If the Company is unable to obtain adequate additional financing or generate sufficient sales revenues, it will be unable to continue its product development efforts and other activities and will be forced to curtail or cease operations. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Basis of Presentation

The financial statements for the periods ended June 30, 2013 and 2012 included herein are unaudited. Such financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC.

The Company does not have any comprehensive income or loss.

Note 3. Fixed Assets

Fixed assets consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Furniture and fixtures	$40	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
	2,013	2,020
Less accumulated depreciation and amortization	(1982)	(1,941)
Total	$31	$79

For the six months ended June 30, 2013 and 2012, depreciation expense was $48,000 and $114,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

Note 4. Accrued Expenses

Accrued expenses include the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Accrued interest	$28	$65
Accrued franchise and other taxes	283	484
Accrued compensation	10	190
Other accrued expenses	145	164
Total	$466	$903

Note 5. Notes Payable and Advances-related parties

Notes payable to unrelated parties consist of:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001.	15	15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

Xillix Technologies Corporation $361,000 Promissory Note issued June 26, 1998; Interest rate Canadian Prime plus 6% per annum, due December 27, 1999; represents a debt of AccuMed	--	34

	$36	$70

During the quarter ended June 30, 2013, the Company liquidated AccuMed, its wholly owned subsidiary. As a result, the note and accrued interest totaling $73,000 due to Xillex Technologies Corporation was recorded as a reduction in selling, general and administration expense.

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

During the six months ended June 30, 2013, the Company was advanced $145,000 from a related party. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate, the Company has recorded a non-cash interest expense totaling approximately $94,000 on the outstanding balance for the quarter.

Note 6. Stockholders’ Equity (Deficit)

Common stock Split

During the quarter ended June 30, 2013, the Company’s shareholders approved a one for ten reverse split of our common stock. The reverse split will not become effective until we receive approval from the regulatory authorities. Therefore, the reverse split is not reflected in these financial statements.

Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	June 30,	June 30,
	2013	2012
	(unaudited)
Basic and Diluted:
Net loss applicable to common stockholder (in thousands)	($313)	($1,155)
Weighted average common shares outstanding	169,049,356	68,903,645
Net loss per common share	($0.00)	($0.02)

Warrants to purchase 705,667 and 922,667 common shares and preferred stock convertible into 620,271 and 613,191 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended June 30, 2013 and June 30, 2012, respectively.

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

As of June 30, 2013 and 2012, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

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
Cumulative and undeclared dividends in arrears at June 30, 2013 were $463,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50--Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%--Quarterly--Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2013 were $134,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00--Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%--Quarterly--Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2013 were $2,042,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$8.00 per share
Conversion Rate:	2.75--Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%--Quarterly--Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2013 were $491,000

Issuance of Common Stock for Cash

During the quarter ended June 30, 2013, the Company sold 1,500,000 shares of restricted, unregistered common stock to a qualified investor for $30,000, or $0.02 per share. These shares have not yet been issued.

Issuance of Common Stock as Payment for Services

During the quarter ended June 30, 2013, the Company issued to two of the Company’s directors, Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), 902,764 and 919,234 shares of restricted, unregistered common stock, respectively, for consulting services rendered, and the Company recorded a charge of $32,500, or $0.02 per share, as a selling, general and administrative expense. During the quarter ended March 31, 2013, the Company issued 886,294 shares of restricted, unregistered common stock to Carbonell for consulting rendered and recorded $20,000 as a selling, general and administrative expense.

The Company during the quarter ended June 30, 2013, also issued 2,346,148 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $36,000 as a selling, general and administrative expense.

During the quarter ended June 30, 2013, the Company reversed $48,000 of consulting compensation expense from a consulting agreement issued several years ago.  The consultant never completed any of the tasks required under the contract and therefore did not meet the requirements to vest any of the 2,055,527 shares granted, but never issued, under the contract.  The $48,000 was a reduction in selling, general & administrative Expense.

Issuance of Common Stock as Settlement of Debt

During the quarter ended June 30, 2013, Robert McCullough, our Chief Executive Officer and Chief Financial Officer, converted $3,250,000 of debt owed to him into 162,500,000 shares of restricted, unregistered common stock at a price of $0.02 per share. As a result of this transaction, Mr. McCullough owns directly or beneficially 167,690,706 shares of common stock or 66.90% of our common stock.

Also during the quarter ended June 30, 2013, the Company issued to two current independent directors, Alexander Milley and Dr. John Abeles, an aggregate 7,500,000 shares of restricted, unregistered common stock, respectively, for past directors fees totaling $150,000, or $0.02 per share. In addition, the Company recorded the payment of $50,000 for services rendered to a former director in the form of 2,500,000 shares of restricted, unregistered common stock valued at $0.02 per share. These shares have not yet been issued.

The shares issued to the Company’s CEO and members of the board of directors in the debt settlements described above were issued at a price higher than the trading price of the common stock the day the Board authorized the settlement. The Company has not treated the transaction as a troubled debt restructuring nor as an extinguishment of the debt, but as essentially a recapitalization of the Company, and therefore no gain or loss has been recorded on the difference in the fair value of the stock as it traded to the amount used to settle the debt.

Issuance of Common Stock as Payment for Employee Compensation

During the three months ended June 30, 2013, the Company issued to Augusto Ocana (“Ocana”), a director and vice president of the Company, 1,805,528 shares of restricted, unregistered common stock, for services rendered. The Company recorded a charge of $35,000, or $0.02 per share, as a selling, general and administrative expense.

Our officers and directors own an aggregate 198,199,145 shares of common stock or 79.07% of our outstanding common stock.

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

During the quarter ended June 30, 2013, the Company recorded a write off totaling $374,000 of trade debt deemed uncollectible by the holder due to the expiration of the statute of limitations and $149,000 as a result of the liquidation of its subsidiaries. These transactions were recorded as a reduction of selling, general and administration expense.

Contingencies

The Company has not filed its Illinois franchise returns for 2012, 2011, 2010 and 2009 or paid its franchise tax for those years. During the second quarter the Company filed and paid its franchise taxes for 2009 and 2010 for Delaware. The Company determined that it had over accrued for those periods by approximately $44,000, which was reversed and is shown as a reduction in selling, general & administrative expenses. The Company believes that it has made adequate provision for the liability including penalties and interest.

Note 8 Subsequent Event

Subsequent to June 30, 2013, the Company sold 12,500,000 shares of restricted, unregistered common stock to qualified investors for $250,000, or $0.02 per share.

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

Outlook

We have incurred significant losses since inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to increase sales of our products, develop new products, and raise substantial additional capital. During the year ended December 31, 2012, we raised approximately $639,000 through advances from related parties. During the six months ended June 30, 2013, we raised approximately $145,000 through advances from related parties and $30,000 from the sale of our common stock.

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

Three Months Ended June 30, 2013 as compared to Three Months Ended June 30, 2012

Revenue

Revenues for the three months ended June 30, 2013 decreased $102,000, or 96%, to $4,000 from $106,000 for the three months ended June 30, 2012. This decrease is due to a reduction in sales totaling $101,000 of the collection system relating to the detection of breast cancer, which we are selling on behalf of another company, and a reduction in sales totaling $1,000 of our SoftPAP product.

Costs and Expenses

Cost of Revenues

There was no cost of revenues for the quarter ended June 30, 2013 since we had no product sales during the quarter. Cost of revenues was $54,000 for the quarter ended June 30, 2012.

Research and Development

For the three months ended June 30, 2013, our research and development (“R&D”) expenses were $68,000, a $41,000, or 38%, decrease from R&D expenses of $109,000 for the corresponding period in 2012. Of this decrease, $36,000 related from a decrease in fees paid to medical consultants, $9,000 related to a decrease in payroll costs and $1,000 related to an decrease in depreciation expense, which was partially offset by a increase of $5,000 in project expenses.

R&D expenses consist primarily of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at our Chicago facility.

Selling, General and Administrative

For the three months ended June 30, 2013, selling, general and administrative expenses (“SG&A”) were $344,000 before an adjustment of trade debt totaling $180,000, an adjustment relating to the liquidation of our subsidiaries totaling $149,000 and an adjustment for an accrual for franchise taxes totaling $37,000, resulting in a net gain of $22,000. The SG&A expenses represent a $347,000, or 107%, decrease from SG&A expenses of $325,000 for the corresponding period in 2012. Of this $347,000 decrease, $36,000 consisted of reduced depreciation expense, $15,000 consisted of lower administrative payroll costs, $180,000 consisted of the adjustment of trade debt, $149,000 consisted of the adjustment relating to the liquidation of our subsidiaries and $64,000 consisted of a reduction in the franchise tax expense. These decreases were partially offset by an increase in professional fees of $18,000, an increase in travel expenses of $2,000, an increase in transfer agent fees of $14,000, an increase in marketing costs of $43,000 and an increase in investor relations of $17,000, an increase in insurance costs of $2,000 and an increase in other costs totaling $1,000.

Other Income (Expense)

Interest expense decreased $25,000 to $35,000 for the three month period ended June 30, 2013 from $60,000 for the three month period ended June 30, 2012. Of this decrease, $23,000 relates to the non-cash charge for related party advances and a decrease in other interest expense of $2,000.

Net Loss

The net loss from operations for the three-month period ended June 30, 2013 was $77,000, as compared to $442,000 for the corresponding period in 2012, a decrease of $365,000, or 83%. This decrease resulted from a reduction in R&D expense, SG&A expenses and interest expenses, partially offset by a decrease in revenues.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, decreased to $143,000 for the quarter ended June 30, 2013 from $588,000 for the quarter ended June 30, 2012, a decrease of $445,000, or 76%. The net loss per common share for each of the three month periods ended June 30, 2013 and June 30, 2012 was $0.00 and $0.01 per share, respectively, on 124,514,059 and 70,643,522 weighted average common shares outstanding, respectively.

Six Months Ended June 30, 2013 as compared to Six Months Ended June 30, 2012

Revenue

Revenues for the six months ended June 30, 2013 decreased $116,000, or 89%, to $14,000 from $130,000 for the six months ended June 30, 2012. This decrease is due to sales totaling $112,000 of the collection system relating to the detection of breast cancer, which we are selling on behalf of another company, and the sale totaling $2,000 of our SoftPAP product, a reduction in licensing fees of $2,000.

Costs and Expenses

Cost of Revenues

Cost of revenues was $6,000 for the six months ended June 30, 2013, a $63,000 or 91% decrease from 69,000 for the six months ended June 30, 2012 This decrease is due to lower sales.

Research and Development

For the six months ended June 30, 2013, our R&D expenses were $149,000, a $33,000, or 18%, decrease from $182,000 for the corresponding period in 2012. Of this decrease, $27,000 related to a decrease in fees paid to consultants, $3,000 related to a decrease in depreciation expense and $9,000 related to an decrease in payroll expense, partially offset by an increase in project expenses of $6,000.

Selling, General and Administrative

For the six months ended June 30, 2013, SG&A were $682,000 before an adjustment of trade debt totaling $374,000, an adjustment relating to the liquidation of our subsidiaries of $149,000 and an adjustment for an accrual for franchise taxes totaling $217,000, resulting in a net gain of $58,000. The SG&A expenses represent an $843,000, or 107%, decrease from SG&A expenses of $785,000 for the corresponding period in 2012. Of this $843,000 decrease, depreciation expense decreased $63,000, marketing costs decreased $9,000, professional fees decreased $27,000, travel expenses decreased $4,000, administrative payroll cost decreased $21,000, an adjustment related of trade debt totaled $374,000, an adjustment relating to the liquidation of our subsidiaries totaled $149,000, and a franchise tax expense decreased $217,000. These decreases were partially offset by an increase in transfer agent fees of $13,000, rent expense of $3,000 and other costs of $5,000.

Other Income (Expense)

Interest expense decreased $19,000 to $98,000 for the six months ended June 30, 2013 from $117,000 for the six months ended June 30, 2012. Of this decrease, $15,000 relates to the non-cash charge for related party advances and $4,000 of other interest expense.

Net Loss

The net loss from operations for the six months ended June 30, 2013 was $181,000, as compared to $1,023,000 for the corresponding period in 2012, a decrease of $842,000, or 82%. Of this decrease, $842,000 resulted from a decrease in R&D and SG&A expenses and interest expense which was partially offset by an decrease in revenues.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, decreased to $313,000 for the six months ended June 30, 2013 from $1,155,000 for the six months ended June 30, 2012, a decrease of $842,000, or 73%. The net loss per common share for each of the six month periods ended June 30, 2013 and June 30, 2012 was $0.00 and $0.02 per share, respectively, on 169,049,356 and 68,903,645 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

To date, our capital resources and liquidity needs have been met from advances from related parties, and sales of our debt and equity securities to individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have obtained operating funds for the business since inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support our operations until we are able to generate sufficient income from the sale of our products. We used $214,000 for operating activities during the six months ended June 30, 2013 compared to $436,000 during the six months ended June 30, 2012. During the six months ending June 30, 2013, approximately $149,000 was incurred for R&D and approximately $64,000 was incurred for SG&A functions.

We did not engage any investing activity during the six months ended June 30, 2013. At this time, we have no other material commitments for capital expenditures during the remainder of the 2013 fiscal year.

We were able to raise proceeds of $145,000 through advances from related parties and $30,000 from the sale of our common stock during the six months ended June 30, 2013. The proceeds were used to develop our products and satisfy certain present and past obligations. At June 30, 2013, we did not have any cash on hand. We believe that our current cash resources will not be sufficient to fund operations for the next twelve months. We continue to meet with qualified investors and although no assurance can be given, we believe will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations. . During July, 2013, we raised $250,000 from private investors through the issuance of 12,500,000 shares of our common stock. The securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of SEC Regulation D, without payment of underwriting discounts or commissions to any person.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock for Cash

During the quarter ended June 30, 2013, the Company we sold 1,500,000 shares of restricted, unregistered common stock to a qualified investor for $30,000, or $0.02 per share. These shares have not yet been issued.

Issuance of Common Stock as Payment for Services

During the quarter ended June 30, 2013, we issued to two of our directors, Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), 902,764 and 919,234 shares of restricted, unregistered common stock, respectively, for consulting services rendered. We also issued 2,346,148 shares of restricted, unregistered common stock to a consultant for consulting services rendered.

Issuance of Common Stock as Settlement of Debt

During the quarter ended June 30, 2013, Robert McCullough, our Chief Executive Officer and Chief Financial Officer, converted $3,250,000 of debt owed to him into 162,500,000 shares of restricted, unregistered common stock at a price of $0.02 per share. As a result of this transaction, Mr. McCullough beneficially owns 167,690,706 shares of common stock equal to approximately 67% of our outstanding common stock.

Also during the quarter ended June 30, 2013, we issued to two current independent directors, Alexander Milley and Dr. John Abeles, an aggregate 7,500,000 shares of restricted, unregistered common stock, respectively, for past directors fees totaling $150,000 or $0.02 per share. The Board also approved the issuance to a former director of 2,500,000 shares of restricted, unregistered common stock for payment of $50,000 in consulting services. These shares have not yet been issued

The shares issued to the Company’s CEO and members of the board of directors in the debt settlements described above were issued at a price higher than the trading price of the common stock the day the Board authorized the settlement. The Company has not treated the transaction as a troubled debt restructuring nor as an extinguishment of the debt, but as essentially a recapitalization of the Company, and therefore no gain or loss has been recorded on the difference in the fair value of the stock as it traded to the amount used to settle the debt.

Issuance of Common Stock as Payment for Employee Compensation

During the three months ended June 30, 2013, the Company issued to Augusto Ocana (“Ocana”), a director and vice president of the Company, 1,805,528 shares of restricted, unregistered common stock, for services rendered.

We issued all of the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for sales to a limited number of accredited investors, employees, service providers, or creditors with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.

Item 3. Defaults upon Senior Securities

As of June 30, 2013, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note. The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Form of Securities Purchase subscription agreement to purchase common stock of the Company at $0.02 per share.

10.2	Letter Agreement between the Company and Robert McCullough, Jr. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on May 24, 2013)

31.1	Section 302 certification by principal executive and chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by principal executive and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.

/s/ Robert F. McCullough, Jr.

Robert F. McCullough, Jr.

Chief Executive Officer and

Chief Financial Officer

Date: August 9, 2013

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

