Form 10-K
period 2013-12-31
CytoCore Inc
filed 2014-04-14
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to _________

Commission file number 0-935
_______________________
CYTOCORE, INC.
(Exact name of registrant as specified in its charter)
Delaware	36-4296006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

414 N. Orleans St., Suite 503, Chicago, IL	60654
(Address of principal executive offices)	(Zip Code)

(312) 222-9550
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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
Yes ☐   No ☑

               The aggregate market value of the common stock held by non-affiliates of the Company was $1,426,634, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $0.02 as reported on the OTC Bulletin Board on June 28, 2013, the last day of the Company’s most recently completed second fiscal quarter.  Shares of common stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not a conclusive determination for other purposes.

                The number of shares of common stock outstanding as of April 7, 2014 was 1,904,591,796

DOCUMENTS INCORPORATED BY REFERENCE

None.

CYTOCORE, INC.
Annual Report on Form 10-K
December 31, 2013

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature.  These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. These uncertainties are described in more detail in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  We do not undertake to update our forward-looking statements.

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

                Currently our only marketed product is the SoftPAP® cell collection device that is intended to replace the spatula and brush currently used to collect cervical cytology samples.  SoftPAP constitutes one of the sample collection components of our CytoCore Solutions System. Products under development include SoftKit®, another sample collection device directed at ensuring female reproductive tract health; a sample collection device and associated assays for the assessment of breast cancer risk; a several biomarker-based assays for the detection and diagnosis of cancer; and our next generation specialized system for computer-assisted cytology.  We intend to market and sell these products worldwide.

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

Recent Developments

                During 2013 and 2012, our operations were severely restricted by our lack of working capital. We have maintained minimal operations. Due to this restriction, we have not been able to hire marketing and sales personnel or accelerate our research and development activities. If we are unable to raise additional capital, we may be forced to cease operations.

On January 11, 2014, the “Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Medite Enterprises, Inc., a Florida corporation (“Medite”), Medite GMBH, a corporation organized under the laws of Germany and wholly owned by Medite (the “Subsidiary”), Michael Ott and Michaela Ott, the sole shareholders of the Company (collectively, the “Shareholders”).

Pursuant to the Agreement, the Company agreed to acquire 100% of the issued and outstanding capital stock of Medite from the Shareholders in exchange for the issuance of up to 1,500,000,000 shares of the Company’s common stock (the “Shares”) to the Shareholders. The Agreement also provides that the Shareholders will indemnify the Company for certain losses during the one year period following the closing. In connection with such indemnification rights, the Agreement provides that 375,000,000 of the Shares will be deposited with the Company and held for a period of 12 months to cover certain indemnification claims that the Company may have against the Shareholders.

Medite specializes in the development, manufacture and distribution of medical laboratory automation equipment and supplies for pathology, histology and cytology. Medite’s focus is on the development of medical devices for detection, risk assessment and diagnosis of cancer and related diseases.

Closing of the acquisition of Medite was conditioned upon: (i) the completion of a private placement transaction resulting in gross cash proceeds to the Company of $1.25 million (the “Private Placement”), and (ii) the conversion of certain accrued wages of the Company into shares of the Company’s common stock. In addition, as of the closing, there shall be no more than 1,875,000,000 shares of the Company’s common exclusive of any shares of the Company’s common stock issued in connection with the Private Placement.

On April 3, 2014, pursuant to the terms and conditions of the Purchase Agreement, as amended to date, the Company acquired 100% of the issued and outstanding capital stock of Medite in exchange for the issuance of up to 1,500,000,000 shares of the Company’s common stock to the Shareholders, of which 1,468,750,000 shares were issued upon the closing of the Acquisition. In the event that the Company issues less than $2,500,000 of shares of common stock in the Private Placement, the Company shall be required to issue up to an additional 31,250,000 shares of common stock to the Shareholders..  Also, the Company issued 69,723,439 shares of common stock for payment of certain accrued wages of the Company.

Upon closing of the Acquisition, the Company conducted an initial closing of the Private Placement. Pursuant to the Securities Purchase Agreement the Company issued 95,587,500 shares of common stock to accredited investors for an aggregate purchase price of $1,529,400.

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

                Total revenue for the years ended December 31, 2013 and 2012 were $24,000 and $198,000, respectively.  Sales of the collection system for the detection of breast cancer totaled $10,000, or 42%, and $179,000, or 90% of total revenues in 2013 and 2012, respectively. License fee revenue totaled $14,000 or 58% in 2013 and $17,000, or 9% in 2012. Sales of our SoftPaP® product accounted for revenue of $2,000, or 1%, of our revenue in 2012. There was no revenue from our SoftPaP® in 2013.

                Products

                Cell Collection Devices

                Clinical diagnostics laboratories analyze or otherwise evaluate samples obtained from the human body for the purpose of detecting the presence of disease, characterizing it as to type and extent, and/or monitoring the efficacy of treatment.  The starting point in any clinical diagnostic test is the collection of a sample that contains the analyte of interest. To a very large extent, the characteristics of the sample collected determine the quality of the results of any tests performed on the sample.  The sensitivity and/or accuracy of a test is, for example, likely to be reduced if the sample collection device or method does not capture a sufficient amount of the target analyte, alters the analyte of interest, or collects significant quantities of substances that interfere with the analysis.  For this reason, the collection of samples from specific tissues is one of our major focuses.

                Cervix

                We currently sell the SoftPAP device for the collection of cervical cell samples that are used in the detection of cervical dysplasia, cancer and human papillomavirus (“HPV”) infections.  We believe that SoftPAP, which has been cleared by the Food and Drug Administration (‘FDA”) for sale in the United States and which is CE Marked for international distribution, is positioned as a premium value-added alternative to the spatula, broom and brush-style devices that have traditionally been used for these purposes.  Unlike these traditional devices, SoftPAP collects only exfoliated cells and does not scrape, cut or abrade the cervix.  This unique sample collection method has been shown in clinical trials to reduce the frequency of false negative and false positive results when the sample is evaluated by cytological methods to detect the presence of dysplasia and cancer.  A reduction in the false negative rate means that a greater percentage of patients who have cervical dysplasia, cancer or similar abnormalities are detected during cervical cancer screening (Pap testing) and can, therefore, be treated.  A reduced false positive rate means that fewer patients are falsely identified as having cervical dysplasia or cancer, thus sparing these patients the unnecessary stress, discomfort and expense of the additional testing needed to verify that dysplasia or cancer is actually present.  In addition, women have reported that having a cervical sample taken using SoftPAP is more comfortable than when a traditional device is used.   The present SoftPAP consists of a disposable collector and a reusable handle.  A low cost SoftPAP that combines the collector and handle into a completely disposable device and variants of SoftPAP for the collection of exfoliated cell samples from tissues other than the cervix are being designed.

                SoftKit is a low cost disposable device for the self collection of a sample that can be evaluated to provide an assessment of the health of the entire female genital tract.  We are in the final stages of developing SoftKit for the collection of cellular samples that can be screened for a variety of gynecological cancers (including cervical, endometrial, and ovarian), and for the collection of gynecological samples to be tested for the presence of HPV and additional indications such as sexually transmitted disease (“STD”) testing.  SoftKit addresses a number of market niches and segments that are not addressed effectively by SoftPAP or traditional gynecological sampling devices.  We believe that SoftKit complements SoftPAP in the CytoCore Solutions family of products.  SoftKit is designed to eliminate the need for assistance from a medical professional when collecting gynecological samples for many screening applications.   We believe that this feature, in addition to the range of tests that can be performed on a SoftKit sample and SoftKit’s low cost, makes SoftKit particularly attractive for use in large scale public health screening programs.  We are also investigating the use of SoftKit in an internet-based, fee-for-service testing program outside of the United States.  Additional uses, such as providing a simple and rapid means of monitoring patients who have had an abnormal Pap test or who are undergoing treatment for a gynecological cancer, are also being explored.

                Breast

                Current methods for breast cancer screening primarily comprise manual palpitation of the breast and radiographic methods including classical radiography and mammography.  Regular manual self examination is recommended for all women and periodic breast cancer screening using radiography or mammography is recommended for all women over the age of 40.  These methods, however, are widely recognized as not providing the sensitivity needed in order to detect small early stage lesions and are adversely affected by the presence of high density breast tissue.  The high error rates associated with the use of imaging modalities such as mammography on women having dense breasts (dense breasts being common in women under the age of 40) has led to medical societies and health authorities recommending against the use of these imaging methods when screening a woman under the age of 40 for breast cancer.  Since the early 1990’s it has been known that nipple aspirate fluid (NAF) can be used as a sample in the assessment of a woman’s risk of developing breast cancer and that this method is applicable to the screening of women who have dense breasts.  We are presently developing an instrument for the automated collection of NAF in a convenient and non-invasive manner and assays for the cytological evaluation of these samples.

                Specimen Preparation

                Cervical cytology specimens are traditionally prepared as “smears” where the cells on the collecting device are literally wiped or smeared onto a microscope slide.  In the mid-1990s, an alternative method, variously called a “monolayer” or “liquid-based” preparation (“LBP”), was introduced.  In this method, cells are washed off of the collection device into a preservative solution to form a cell suspension.  A portion of this cell suspension is then transferred to a microscope slide.  LBPs presently account for about 80% of the cervical cytology slides prepared in the United States (“U.S.”), but despite the technical benefits of LBPs, only about 20% of the cervical cytology slides in the European Union and much lower percentages in the rest of the world are prepared in this manner.  The primary limitations to greater adoption of LBPs outside of the United States are the high equipment and ancillary supply costs associated with the two predominant LBP methods.

                Cell Preservative

                We are working with Medite, an international manufacturer and distributor of cytology and histology products, to utilize their cytology preservatives with SoftPAP, SoftKit and NAF cell collection devices as well as with several of our assays. We selected these preservatives for inclusion in our convenience kits due to both the technical performance of these preservatives in our applications; the compatibility of samples collected into these preservatives with automated specimen preparation systems such as those manufactured by Medite; and the ability to manually prepare specimen slides from cells in this preservative.  This last is particularly important in many markets outside of the U.S. where the high equipment and consumables costs incurred when using current automated methods are not affordable or justifiable.  We believe that this methodology provides a cost effective means for laboratories to transition from smears to high quality LBPs.  We intend to introduce convenience kits combining the preservative with our cell collection devices in the European Union to address the demand for LBPs in that part of the world.  We expect that distribution of such kits will then be expanded by region. In parallel and we plan to introduce a cytocentrifuge-based slide preparation system for use in low volume laboratories.

                Stains and Reagents

                Once a cytology specimen has been deposited onto a microscope slide, it is stained in order to assist the cytologist in detecting and identifying the various features of the deposited cells that are relevant to determining whether the cells are normal, dysplastic or cancerous.  We are developing several proprietary stains for use in cervical cytology and other screening applications.  These stains are designed for evaluation using our automated slide imaging and analysis system (see below), but some may also be evaluated visually or using a flow cytometer.  A study has been initiated in Germany to validate certain of these stains for use in cervical cytology as well as for use in other cytological assays.

                We are also developing a family of immunocytological assays that combine the measurement of biomolecular markers and cell morphology in a single test.  These assays are intended to detect the presence of specific proteins and other markers that are indicative of the presence of a target disease; allow characterization of abnormal cells in terms of the stage of disease present; or provide an estimate of the risk of disease progression.  These assays are specifically designed to be compatible each other and with our proprietary stains and may be evaluated using our automated slide imaging and analysis system. An added benefit of our proprietary stains is that after the specimen has been evaluated using these stains, it can be counterstained with Pap stain for conventional confirmation and archiving.  Preparations for the clinical evaluation of at least one of these assays by a major cancer institute in Europe are in progress.

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

                Workstation

                Our Workstation is an updated and improved version of the AcCell Workstation.  Like the AcCell, the Workstation is intended to reduce operating costs and improve operating efficiency in the cytology laboratory.  Among the improvements and new features incorporated in our Workstation are a more efficient user interface, improved data management, workflow management and communications capabilities, and new features such as image capture, audio dictation, a “consult” mode, and support for continuing education and proficiency testing.  In keeping with the AcCell tradition, patented context-sensitive software allows these capabilities to be provided in an unobtrusive manner that permits the cytologist to concentrate on evaluating specimens rather than on operating the instrument.

                We believe that our Workstation hardware also incorporates several major advances over the AcCell, competing “computerized microscope” systems, and conventional cytology microscopes.  “Fly-by-wire” technology, for example, allows the user to switch seamlessly between manual and computer-controlled specimen positioning and focusing and makes possible many of the improvements in system ergonomics.  This is important as it has been documented that the poor ergonomics of conventional cytology microscopes are responsible for causing many cytologists to leave the field due to carpal tunnel syndrome and related medical problems.   Our Workstation is expressly designed to address the root causes of many of these ergonomic problems and is, therefore, expected to improve the retention of trained cytologists, who are in increasingly short supply, by the laboratory.  Unlike the AcCell and other computerized microscopes, our Workstation does not require an external PC for operation.  Instead, all necessary computing power is embedded within the workstation frame.  This provides multiple benefits ranging from eliminating a considerable quantity of equipment from a cytologist’s typically cramped work area to facilitating the periodic equipment validations that laboratories are required to perform.

                In addition to use as part of a cytology screening system, our Workstation can also be used in conjunction with the Imager for automated cytological analysis, and in many other applications in which a conventional microscope is used such as pathology and hematology in a clinical laboratory, and applications outside of the clinical laboratory that range from drug discovery and quality control to metallurgy.

                Imager

                The intent of a medical screening program is to differentiate between patients who show no evidence of the target disease state (“normals”) and those who do (“abnormals”).  Patients who have abnormal screening results are offered follow-up testing to confirm, diagnosis, classify and determine the extent of disease and, where appropriate, determine the appropriate treatment.  Patients who have a normal screening result are not offered these services.  In order to allow scarce medical resources to be focused upon those patients having the greatest need, screening programs are structured to differentiate between normal and abnormal patients as accurately, rapidly, reliably and cost effectively as possible.

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

                Our Imager is a highly advanced version of the AccuMed TracCell location-guided cytology screening system that has been optimized for use with our proprietary stains and assays.  As these stains and assays are designed to be more effective in highlighting the cellular abnormalities associated with cancer and precancerous conditions than the traditional Pap and thionin stains used in conjunction with other automated cytology screening instruments, our Imager is expected to deliver superior performance when used in cytological screening applications.  Our Imager is intended to work in conjunction with our Workstation, but may also be used in conjunction with a conventional review microscope.  When a specimen slide is evaluated by our Imager, the locations on the slide of any potentially abnormal cells are recorded to a data file.  The slide is then transmitted to a Workstation where the data file guides the workstation to present each of the potentially abnormal cells detected to the cytologist for classification.

                We plan several additional software modules that will expand the capabilities of our Imager.  These modules may include those for the analysis of specimens stained with our new stains, bulk image capture and archiving, generation of time-optimized routing plans to maximize the efficiency of specimen review on our Workstation, and a module that assists the cytologist in evaluating difficult specimens.  We hope that this product family will also be expanded by the addition of application kits consisting of the stains and associated software that are needed for the automated screening of other types of cytology specimens.

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

                In the future, we anticipate expanding our portfolio to include other cytological assays and tests, tests for STDs, including HPV, and other markers of vaginal health, and medicinal products related to the treatment of diseases of the female reproductive system.  If we obtain significant and timely funding, our CytoCore product pipeline for 2014 calls for the introduction of SoftKit, a collection device for NAF and possibly a novel cytological stain. In 2015, we expect to introduce our Imager and associated Workstation; the corresponding stains and assayss for the location-guided screening of cervical cancer specimens; and a completely disposable version of SoftPap.   Assays for use in the automated screening for additional conditions such as endometrial and bladder cancer are expected to be introduced beginning in late 2016.

Markets and Marketing Objectives

Diagnostic Focus

Our immediate chief objective is to achieve broad market acceptance of the components of the CytoCore Solutions System as a new screening and diagnostic tool for cervical and breast cancer screening, offering alternatives to the current methods.  According to Centers for Disease Control, there are approximately 73 million Pap tests and 30 million mammograms given in the United States each year. Worldwide, approximately 180 million Pap and 60 million breast cancer screening tests are performed annually.  The potential market for each of these tests amounts to approximately 1.5 to 1.8 billion women. Many studies have shown that between 70 and 80% of a person’s entire healthcare expenditures over their whole life occur in the last four to six months of life.  As a result, more and more attention is being given to the early detection of a disease or condition. Bio-molecular screening, diagnostic, and treatment products consequently are being developed to detect disease states early so they can be dealt with before they become life threatening and expensive to treat.  We are designing and developing its products to satisfy this paradigm shift and focus more on diagnostic methods and tools for early detection.

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

Our NAF collection instrument will initially be targeted toward general, ObGyn and family medical practices for use as a component of routine physical examinations and toward clinical laboratories in those countries where a significant fraction of the laboratories are controlled by clinical practices.

If funding is obtained SoftKit is expected to be introduced into the European market in 2014 with expansion into the Middle East and Asia in 2015.  The target market varies by country but is generally either selected clinical laboratories or national public health authorities.  It is expected that SoftKit will primarily incorporate one of the Medite preservatives, but other preservatives, which we are presently evaluating, also be made available to accommodate local and regional differences in laboratory practice.

                Our Workstation will be marketed to small and medium-sized hospitals and reference laboratories.  The compact, low cost design of the workstation is intended to facilitate its deployment at or in proximity to the point of care.  Once our Workstation has been successfully established in the laboratory market, our strategy is to form alliances with these laboratories and other medical products distribution companies and utilize their sales forces to broaden sales of the system to other markets, including hospitals, clinics, managed care organizations and office-based physician groups. Our marketing strategy to these organizations will vary depending upon the applicable cancer screening test.

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

                Government Regulation, Clinical Studies and Regulatory Strategy

                The development, manufacture, sale, and distribution of medical devices are subject to extensive governmental regulation worldwide.  In the United States, our products are regulated under the Medical Device Amendments to the Food, Drug and Cosmetic Act (the “FD&C Act”) and cannot be sold, shipped or promoted in interstate commerce without prior “clearance” or “approval” by the FDA.  In the European Union (“EU”), medical devices are regulated under the Medical Device, In-Vitro Device and other Directives that require that each product be CE Marked to show that it conforms to all of the requirements of the applicable Directive(s) before it can be imported into or sold in the EU.

                The regulatory systems in other major markets such as China and South America continue to undergo substantial changes and now in many respects resemble the system in the EU.  In particular, the CE Mark is now accepted or required in essentially all significant markets other than the U.S.   In addition to having to obtain the appropriate regulatory approvals, we are also required to register our products with the National Health Authority in any country in which we expect to do business; may have our quality and manufacturing systems inspected and/or audited by representatives of various National Health Authorities; and may have to conform to additional regulations imposed by individual countries.

                Under these regulations, we are subject to certain registration, record-keeping and reporting requirements. Our manufacturing facilities and those of our strategic partners, may be obligated to conform to specified quality standards, and are subject to audits and inspections.  We are also subject to national, state and local laws relating to such matters as safe working conditions, manufacturing practices and environmental protection.  Failure to comply with these regulations could have a material adverse effect on our future operations and may impose additional costs and risks.

                In the U.S., the FD&C Act generally bars selling, advertising, promoting, or other marketing of medical devices that have not been authorized (approved or cleared) by the FDA. The promotion or sale of medical devices for non-approved or “off-label” uses is prohibited.  The FDA also regulates the design and manufacture of medical devices.  These regulations have been largely, but not completely, harmonized with the ISO quality system standards for medical devices that are used for similar purposes in most other countries.  This incomplete harmonization requires us to maintain two separate, but equal quality systems and increases the cost and complexity of regulatory compliance.  The FDA and the corresponding regulatory agencies in other countries may withdraw product clearances or approvals for failure to comply with these regulatory standards and may impose additional sanctions.

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

                In 2010, the FDA began a major review of the 510(k) process, which has to date resulted in the announcement of a  number of changes including some that will directly impact our future products.  Additional changes, some of which have the potential to substantially increase the time and cost involved in obtaining marketing clearance via the 510(k) process, are under consideration.

                In the U.S., we are subject to various federal and state laws pertaining to healthcare fraud and abuse, including federal and state anti-kickback laws and the federal Foreign Corrupt Practices Act, which make it illegal for an entity to solicit, offer, receive or pay remuneration or anything of value in exchange for, or to induce, the referral of business or the purchasing, leasing or ordering of any item or service paid for by Medicare, Medicaid or certain other federal healthcare programs.  These statutes have been broadly defined to prohibit a wide array of practices, and our activities may subject us and our partners to scrutiny under such laws.  Violations may be punishable by criminal and/or civil sanctions, including fines, as well as the exclusion from participation in government-funded healthcare programs.  Laws pertaining to these and related matters also exist in other countries.

Each country has historically imposed its own unique regulations on medical products.  In recent years, however, there has been a trend toward the harmonization of these regulations resulting in greater consistency between countries.  This has resulted in a large and growing number of countries (over 70 as of this writing) adopting the CE Mark as a central element of their regulatory process for medical devices.  The U.S. is the only major country that has not adopted the CE Mark.  In order for a product to be CE Marked, the manufacturer must demonstrate to the satisfaction of the regulatory authorities that the product is safe and effective (conforms to the “Essential Requirements” for that class of product) and that it is manufactured in accordance with specified quality standards.  In most countries the CE Mark is a pre-condition for medical device registration and in some places such as the EU, is mandatory in order for a product to be imported into or sold within the country or region.  Failure to comply with the regulations pertaining to CE Marking can result in product seizures and other sanctions.

Although company registration to the ISO 13485 quality system standard is not required for companies selling Class I (lowest risk category) medical devices and products in the EU, such registration is for all practical purposes mandatory for companies selling products in Class II and higher.  All CytoCore products that are presently being sold and a significant portion of those that are in development are currently classified as Class I devices.  However, some of our upcoming products are expected to be in Class II or Class IIa and some changes that are being discussed in the EU may, if they come to pass, result in the reclassification of some of our Class I products into Class II.  In either of these cases we will be required to undergo the expensive and time consuming process of registration to ISO 13485 in order to be able to continue selling our products in many countries outside of the U.S.

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

Several voluntary coding systems such as GS-1/GTIN, GMDA and EDMA for the identification of medical devices are presently in use in various parts of the world.  The Global Harmonization Taskforce (GHTF), which is comprised of representatives from major medical device regulatory agencies such as the FDA, is in the process of developing a single unified medical device identification system that, when it goes into effect, will be mandatory worldwide.  In late 2013 the FDA and the corresponding regulatory agencies in several other countries issued their final rules for the implementation of such a system.  The EU and many additional countries are expected to issue similar regulations in 2014. We are well positioned to comply with these new regulations as we have both company and product specific GS-1/GTIN codes as well as product specific GMDA and EDMA for our current products and have the mechanisms in place to obtain additional such codes in the future.    The proposed regulations include user fees that will increase our cost of regulatory compliance.

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

In the EU electronic products, including clinical laboratory instruments such as the Imager and Workstation, are required to comply with two environmental Directives, one of which requires that the manufacturer “take back” and recycle the electronic portions of these instruments and the other (the so-called RoHS Directive) of which restricts the presence of certain materials in electronic products.  We comply with the RoHS Directive by requiring our suppliers to use only RoHS complaint materials in the construction of our products.  Upon commencement of instrument sales in the EU, if ever, we expect that we will be required to comply with the take-back requirements by contracting with an established electronic waste recycler in the EU.  Such contracts will increase our operating costs.

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

SoftPAP has FDA clearance and is CE Marked for the collection of samples for use in cervical cancer screening.  At the time that these approvals were obtained, the accepted standard of clinical practice was to perform the initial screening by cytology and to use a HPV test to confirm and further classify any abnormal cytological results that were obtained.  Recently several countries, most notably certain countries in the EU, have revised, or have begun revising their accepted practice such that the initial screening is now to be performed using a HPV test with reflex to cytological testing for confirmation and diagnosis of a positive HPV result.    This change in use does not affect the approvals presently held by SoftPAP, but a new clinical study based upon this revision to clinical practice is needed for marketing purposes.  The necessary study protocol has been prepared and discussions with potential clinical sites are in progress.  It is presently anticipated that this study will be undertaken during 2014.  This same study will also provide additional validation data for the use of our preservative with SoftPAP and an independent test of one of the proprietary cytology stains that we are developing.

Several additional clinical trials and studies are planned, but will not be initiated until we can obtain sufficient additional financial and operating resources.  These planned studies and trials include a formal clinical trial of SoftKit in conjunction with our preservative for the self-collection of samples for cytology and HPV testing in both the primary and reflex modes; a collaborative study with a major European oncology institute to validate our cancer risk progression assay; and  validation of certain stains and markers for use with the Imager, obtaining additional indications for use for SoftPAP and SoftKit, and field validation of the Workstation.

                Cost and Reimbursement

                In the U.S., laboratory customers bill most insurers (including Medicare) for screening and diagnostic tests such as the Pap test.  Insurers, such a private healthcare insurance or managed care payers, in addition to Medicare, reimburse for the testing, with a majority of these insurers using the annually-set Medicare reimbursement amounts as a benchmark in setting their reimbursement policies and rates.  Other private payers do not follow the Medicare rates and may reimburse for only a portion of the testing or not at all.  In addition, certain provisions of the Affordable Care Act are expected to significantly affect the reimbursements for many tests and diagnostic procedures.  These changes are expected to be introduced over the next year or two.  Outside of the U.S., healthcare providers and/or facilities are generally reimbursed through numerous payment systems designed by governmental agencies, such as the National Health Service in the United Kingdom, the Servicio Sanitaris Nazionale in Italy and the Spanish National Health System, as well as private insurance companies and managed care programs.  The manner and level of reimbursement will depend on the procedures performed, the final diagnosis, the devices and/or drugs utilized, or any combination of these factors, with coverage and payment levels determined in the payer’s discretion.

Our ability to successfully commercialize the CytoCore Solutions System and future products will depend, in part, on the extent to which coverage and reimbursement for such products will be available from third-party payers in the U.S. such as Medicare, Medicaid, health maintenance organizations and health insurers, and other public and private payers in foreign jurisdictions. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products.  In some countries, our ability to commercialize products will also depend upon us becoming a qualified bidder on the tender offers issued by the National Healthcare Authority.  If we succeed in bringing products to the market, we cannot be assured that third-party payers will pay for such products or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development.  Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., competitive bidding for clinical laboratory services within the Medicare program, so-called “pay-for-performance” programs implemented by various public and private payers, etc.) that could potentially impact coverage and/or payment levels for current or future CytoCore products.

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

                As of December 2013, we had filed 12 U.S. utility patent applications. Three of the U.S. utility applications have been issued as U.S. patents, two are pending, and seven have been abandoned as no longer being appropriate to our business. One Chinese patent had been issued and one European case has been abandoned.  One U.S. and five foreign patent applications are filed and pending; in order to reduce the expenses related to patent prosecution, we are currently taking only those actions needed to keep them in effect.  This group of patents and patent applications covers all aspects of the CytoCore Solutions System including, but not limited to, the point of service instrument, the personal and physicians’ collectors, and the slide-based test.  We anticipate filing at least one PCT application during 2014 subject to obtaining funding.  As a result of the acquisition of AccuMed, we acquired 33 issued U.S. patents, one U.S. patent application, and nine foreign patents, of which a combined total of 17 were transferred to a third party under a license agreement. Twenty-four additional foreign patent applications primarily covering the AcCell and AcCell Savant technology and related software were also acquired.  We have recovered the 17 AcCell-related patents and patent applications from the third party. Two of the patients expire in late 2014 and early 2015. We do not consider these patients as relevant to our present business. The remaining patents expire between 2016 and 2020.

                We intend to prepare additional patent applications for processes and inventions arising from our research and development process.  The protections provided by a patent are determined by the claims that are allowed by the patent office that is processing the application.  During the patent prosecution process it is not unusual for the claims made in the initial application to be modified or deleted or for new claims to be added to the application.  For this reason, it is not possible to know the exact extent of protection provided by a patent until it issues.  Recent changes in US patent law, particularly conversion to a “first to file” system and introduction of a challenge period after a patent is granted may influence our IP strategy, especially as related to the filing of provisional applications.  Several recent court decisions are also expected to influence these decisions.

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

                Employees

                As of March 27, 2013, we employed a total of five full-time and one part-time employee.  None of our employees are members of a labor union.  We also utilize independent consultants in the United States on an as-needed basis.

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

                During the fiscal year ended December 31, 2013, we did not have any foreign operations.

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

Risks Related to Our Business

We have a history of operating losses and there is no guarantee of future profitability.

Our expenses have exceeded our revenues since our inception, and our accumulated deficit at December 31, 2013 was approximately $102,800,000.  We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when, if ever, sales of our products might occur.  Our future not withstanding the acquistion of Medite depends on obtaining new funding. As a result in connection with the acquisition of Medite, we are in process of completing our private placement for $2.5 million. The initial closing resulted in gross cash proceeds to us of $1.529 million. Additional funding for working capital may be necessary to support future sales growth and development of new products. There can be no assurance that we will be able to secure necessary funds.

We currently depend on the sale of a single product and product line.

We have sold only a very limited amount of our CytoCore Solutions System products to date and cannot be certain as to when, if ever, sales of our products might occur.  We did not ship any product in 2013. In the foreseeable future, we expect to derive most of our revenues from the sale of the SoftPAP cell collection device, and the other components of the CytoCore Solutions System.  Our net sales and earnings will, therefore, be heavily dependent on the sale of these products.  If we are unable to successfully develop and commercialize such products as well as other new or improved products, our business, sales and profits will be materially impaired.

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

                The development, manufacture, sale and use of our products in the U.S. is subject to extensive regulation, by the FDA as well as other governmental agencies at both the federal and state level. We must meet significant FDA requirements before we receive clearance to market our products.  Included in these FDA requirements may be the performance of lengthy and expensive clinical trials to prove the safety and efficacy of the products.  We have limited experience in conducting and maintaining the preclinical and clinical trials necessary for regulatory approval, and face the risk that results in later trials may be inconsistent with results from earlier trials.  A number of companies have suffered significant setbacks in advanced clinical trials, even after promising early trial results.

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

Healthcare policy changes, including recently passed healthcare reform legislation, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and alternative payment models, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. Our strategic initiatives include measures to address this trend; however, there can be no assurance that any of our strategic measures will successfully address this trend.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company, this healthcare reform law will materially impact us. Certain provisions of the law will not be effective until 2014 and 2015 and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood. However, on June 28, 2012, the United States Supreme Court upheld the constitutionality of the law's mandate requiring individuals to purchase health insurance but rejected specific provisions that would have penalized states that did not expand their current Medicaid programs. As a result of this ruling and other factors, we expect implementation of most of the major provisions of the law to continue. As currently enacted, the law imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. U.S. net sales represented approximately 50 percent of our worldwide net sales in 2012 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows. Other provisions of this law as currently enacted, including comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products, reduce medical procedure volumes or increase cost containment pressures on us or other participants in the healthcare industry could adversely affect our business and results of operations.

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

The integration of Medite into our Company following the closing of the acquisition may present challenges and impair our ability to realize the anticipated benefits of the acquisition.

We may face significant challenges in combining Medite’s operations into our operations in a timely manner. The failure to successfully integrate Medite into our company and to successfully manage the challenges presented by the integration process may result in us not achieving the anticipated benefits of the acquisition of Medite including operation and financial synergies of the acquisition which may have the effect of depressing the market price of our common stock.

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

Occasionally, some of our products may have quality issues resulting from the design or manufacture of the product or, in the case of the platform, the hardware and software used in the product.  Often these issues can be discovered prior to shipment and may result in shipping delays or even cancellation of orders by customers. Other times problems could be discovered after the products have shipped, which would require us to resolve issues in a manner that is timely and least disruptive to our customers. Such pre-shipment and post-shipment problems would have ramifications for us, including cancellation of orders, product returns, increased costs associated with product repair or replacement, and a negative impact on our goodwill and reputation.

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

We currently rely primarily on third-party distributors for the sale and distribution of our products.  Our relationships with these distributors, therefore, must remain positive.  We have a limited a history of working with these companies and have only limited control over their performance.  We cannot predict the success of these relationships or the efforts of these companies in marketing the SoftPAP and our other products.  Our sales and marketing efforts, including those of our distributors, may not be sufficient to successfully compete against more extensive and well-funded operations of certain of our competitors.  Only two of our existing distributors purchased any product from us in 2013 and 2012. There were no sales in 2011. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers.

A significant portion of our revenues are attributable to the sale of products on behalf of a third-party.

For the year ended December 31, 2013, approximately 42% of our revenues were attributable to the sale by us on behalf of another company of a cell collection device used for detecting breast cancer. Any interruptions in our ability to sell these products, including manufacturing delays or regulatory hurdles, or the elimination of the product in the marketplace or the termination of our licensing arrangement, could adversely affect our business, financial condition and operating results.

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

As of December 31, 2013, we employed five full-time persons and one part time person. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel.  We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share.  In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

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

              The market price of our common stock has in the past been highly volatile.  In fiscal years 2013 and 2012, the price of our common stock traded in a range of $0.01 to $0.06 per share.  This volatility is likely to continue for the foreseeable future.  Factors affecting potential volatility include:

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

                We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2013, we had: 47,250 shares of Series A convertible preferred stock outstanding, which convert into approximately 2,064 shares of our common stock; 93,750 shares of Series B convertible preferred stock outstanding, which convert into approximately 37,500 shares of our common stock; 38,333 shares of Series C convertible preferred stock outstanding, which convert into approximately 19,167 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 175,000 shares of our common stock; and 19,022 shares of Series E convertible preferred stock outstanding, which convert into approximately 52,311 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation permits our Board of Directors to issue the remaining 5,143,137 undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine.  At December 31, 2013, we had outstanding warrants to purchase an aggregate 39,000 shares of our common stock.  The issuance of shares of our common stock upon the conversion of our preferred stock, or upon exercise of outstanding warrants, would cause dilution of existing stockholders’ percentage ownership of the Company.  In addition, in connection with our acquisition of Medite, we issued 1.469 billion shares of our common stock to the stockholders of Medite. Holders of our preferred and common stocks do not have preemptive rights, meaning that current stockholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our common stock.

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

                Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware ("DGCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Our certificate of incorporation also includes undesignated preferred stock, which may enable our board of directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, we are currently authorized to issue 2 billion shares of common stock. Our Board of Directors has the authority to issue a significant number of shares of our common stock without further stockholder approval.  Each of the foregoing may have an anti-takeover effect of delaying or preventing a change of control which may be beneficial to our stockholders.

Item 2.	Properties

                We occupy approximately 1,840 square feet of leased space at 414 N. Orleans St., Suite 503, Chicago, Illinois 60654, under a Three-year lease that expires in October 2016. This space houses our executive offices, research laboratory, and engineering development facilities. We consider our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for their intended purposes and to have capacities adequate to meet current and projected needs for our operations.

Item 3.	Legal Proceedings

None

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

                Our common stock is quoted on the OTC Bulletin Board under the symbol “CYOE”. The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the OTCBB. These quotations reflect inter-dealer prices, may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions.

	High	Low

Year Ended December 31, 2013
1st Quarter	$0.03	$0.01
2nd Quarter	$0.02	$0.01
3rd Quarter	$0.02	$0.01
4th Quarter	$0.02	$0.01

Year Ended December 31, 2012
1st Quarter	$0.02	$0.01
2nd Quarter	$0.02	$0.01
3rd Quarter	$0.02	$0.01
4th Quarter	$0.06	$0.02

Holders

                As of April 8, 2014, we had approximately 413 record holders of shares of our common stock.

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

                We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $1,763,395 at December 31, 2013, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.

Stock Transfer Agent

               Our stock transfer agent is Computershare Shareowner Services, 199 Water Street, 26th Floor, New York, New York, 10038 and its telephone number is (212) 805-7100.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013, the Company issued an aggregate of 15,000,000 shares of restricted, unregistered common stock to qualified investors for $300,000, or $0.02 per share.

               During the year ended December 31, 2013, the Company issued to two of the Company’s directors, Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), 902,764 and 1,805,528 shares of restricted, unregistered common stock, respectively, for consulting services rendered, and the Company recorded a charge of $52,500, or $0.02 per share, as a selling, general and administrative expense.

               The Company during the year ended December 31, 2013, also issued 2,346,148 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $36,000 as a selling, general and administrative expense.

               During the year ended December, 2013, Robert McCullough, our Chief Executive Officer and Chief Financial Officer, converted $3,250,000 of debt owed to him into 162,500,000 shares of restricted, unregistered common stock at a price of $0.02 per share. As a result of this transaction, Mr. McCullough beneficially owns 167,690,706 shares of common stock which is 61.99% of our outstanding common stock.

               In addition, the Company issued to two current independent directors, Alexander Milley and Dr. John Abeles, an aggregate 7,500,000 shares of restricted, unregistered common stock, respectively, for past directors fees totaling $150,000, or $0.02 per share. Also, the Company recorded the payment of $50,000 for services rendered to a former director in the form of 2,500,000 shares of restricted, unregistered common stock valued at $0.02 per share. These shares have not yet been issued.

               During the year ended December 31, 2013, the Company issued to Augusto Ocana (“Ocana”), a director and vice president of the Company, 1,805,528 shares of restricted, unregistered common stock, for services rendered. The Company recorded a charge of $35,000, or $0.02 per share, as a selling, general and administrative expense.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Outlook

                We have incurred significant operating losses since its inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and to develop, manufacture and market our products. Implementation of our plans will be contingent upon securing substantial additional financing.  During the year ended December 31, 2013, we raised approximately $0.5 million through the sales of our common stock and advances from related parties.  In order to successfully implement our business plan, we will have to obtain additional capital.  If we are unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities and in the extreme case, cease operations. No assurances can be given about our ability to obtain capital.  The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Management believes that there are no material estimates affecting the financial statements could significantly change in the coming year.

Results of Operations

Fiscal Year Ended December 31, 2013 as compared to Fiscal Year Ended December 31, 2012

      Revenue

               Revenues of $24,000 for the fiscal year ended December 31, 2013 represented a decrease of $174,000, or 88%, from revenues of $198,000 for the fiscal year ended December 31, 2012. This decrease was due to lower sales totaling $170,000 of the collection system relating to the detection of breast cancer, which we are selling on behalf of another company, a decrease in sales of our SoftPAP cervical cell collector totaling $1,000 and a reduction in licensing fees of $3,000.

Costs and Expenses

Cost of Revenues

Cost of revenues represents the cost of the product sold, freight, and other costs of selling our products.  Cost of revenues totaled $8,000 for the year ended December 31, 2013, as compared to $104,000 for the year ended December 31, 2012.  The decrease in cost of revenues is attributable primarily to the decrease in sales of a third-party product along with a small increase in sales of our SoftPAP cervical cell collector.

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

For the 2013 fiscal year, research and development expenses were $250,000 a compared to $336,000 for the 2012 fiscal year, a reduction of $85,000 or 25%. This reduction is attributable to $63,000 in fees paid to medical consultants, an decrease of $7,000 related to costs incurred for the ongoing improvement of the SoftPAP cervical collection device and other research, a $4,000 decrease in depreciation expense and a $12,000 decrease in personnel costs.

Selling, General and Administrative

                For the year ended December 31, 2013, SG&A expenses were $584,000 after an adjustment of trade debt totaling $214,000, an adjustment relating to the liquidation of our subsidiaries of $149,000 and an adjustment for an accrual for franchise taxes totaling $227,000. The SG&A expenses represent a $443,000, or 43%, decrease from SG&A expenses of $1,027,000 after an adjustment of trade debt totaling $546,000 for the corresponding period in 2012.  Of this $443,000 decrease, depreciation expense decreased $135,000, marketing costs decreased $67,000, consulting fees decreased $99,000, travel expenses decreased $11,000, administrative payroll cost decreased $87,000, leasing costs decreased $9,000, professional fees decreased $39,000, an adjustment related of trade debt totaled $214,000, an adjustment relating to the liquidation of our subsidiaries totaled $149,000, and a franchise tax expense decreased $227,000. These decreases were partially offset by increases in transfer agent fees of $8,000, insurance expense of $5,000, directors’ fees of $10,000, investor relations fees of $22,000, other costs decreased $3,000 and the adjustment of trade debt of $546,000 in the corresponding period in 2012.

                Other Income (Expense)

                Interest expense decreased by $140,000 to $105,000 for the year ended December 31, 2013 from $245,000 in 2012. Of this decrease $134,000 relates to the non-cash charge for related party advances from the reduction in outstanding loans from one of our directors in 2013 and $6,000 of other interest expense. We recorded a non-cash expense totaling $97,000 in 2013 and $231,000 in 2012 for interest on related party advances.

                Net Loss
               The net loss for the year ended December 31, 2013, totaled $923,000, as compared to $1,514,000 for 2012, a decrease of $591,000 or 39%. Of this decrease, $443,000 related to decreases in SG&A expenses, $86,000 related to decreases in R&D costs, $96,000 related to decreases in cost of revenues and $140,000 related to decreases in interest expense. These decreases were partially offset by decrease in revenues totaling $174,000.
               The net loss applicable to common stockholders which reflects the unpaid and undeclared preferred stock dividends decreased to $1,189,000 for the year ended December 31, 2013, from $1,780,000 for the year ended December 31, 2012, a decrease of $591,000, or 33%. The net loss per common share for each of the years ended December 31, 2013 and December 31, 2012 was $0.01 and $0.02, respectively, on 197,214,005 and 72,224,186 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

Our capital resources and liquidity needs have been primarily met from sales of our debt and equity securities to related parties and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative, and executive personnel are and will continue to be the principal basis for our cash requirements. We have raised operating funds for our business since our inception through loans from related parties, private offerings of debt and equity securities to limited numbers of U.S. and foreign investors. We will be required to make additional offerings in the future or obtain additional money from related parties to support our operations until we are able to generate sufficient income from the sale of our products. We used $498,000 and $685,000 during 2013 and 2012, respectively, to fund our operating activities.

At December 31, 2013, we had cash on hand of $1,000, as compared to $39,000 on December 31, 2012.  We were able to raise $460,000 through sales of our common stock totaling $300,000 and advances of $160,000 from a related party during the fiscal year ended December 31, 2013. This cash was used to fund operations, including research and development activities. With our acquisition of Medite on April 3, 2014, we have raised $1,529 million. We do not have any material commitments for capital expenditures.

In connection with the acquisition of Medite, we conducted an initial closing of a private placement transaction pursuant to which we issued 95,587,500 shares of our common stock in consideration of gross proceeds of $1,529,400. Medite specializes in the development, manufacture and distribution of medical laboratory automation equipment and supplies for pathology, histology and cytology. Medite focusses on the development of molecular biomarkers and medical devices for detection, risk assessment and diagnosis of cancer and related diseases.

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

                In order to meet our operational needs, we have agreed to issue shares of our common stock to various employees, consultants and other service providers (the “Recipients”) in lieu of cash payment.  In 2013, we became contractually obligated to issue an aggregate of 15,054,440 shares of common stock to the Recipients.  We have not issued 2,500,000 of these shares. In 2012, we became contractually obligated to issue an aggregate of 11,817,722 shares of common stock to the Recipients. As of December 31, 2012, we have not issued 2,363,194 shares of common stock from 2012 and prior periods.

Off-Balance Sheet Arrangements

                As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 8.	Financial Statements and Supplementary Data

                Our consolidated financial statements for the years ended December 31, 2013 and 2012, together with the report of L J Soldinger Associates LLC dated April 14, 2014, and the notes thereto, are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of December 31, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our chief executive officer who serves as our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of December 31, 2013, our internal control over financial reporting is effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

On April 3, 2014, Richard A. Domanik resigned his position as the Chief Operating Officer of the Company, as a result of our acquisition of Medite. Mr. Domanik continues as an employee. There were no disagreements between us and Dr. Domanik on any matter relating to our operations, policies, or practices which led to his resignation.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Board of Directors and Executive Officers

Name	Age	Positions with the Company

Michaela Ott	48	Chief Executive Officer and Director
Michael Ott	49	President, Chief Operating Officer and Director
Robert F. McCullough, Jr.	59	Chief Financial Officer and Director
John H. Abeles, M.D.	70	Director
Alexander M. Milley	62	Director
Augusto Ocana	71	Director
Mauro Scimia	59	Director
Xavier Carbonell	45	Director

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

Michaela Ott was appointed to serve as Chief Executive Officer concurrently with our acquisition of Medite on April 3, 2014. Mrs. Ott has served as Co-President of Medite GMBH since 2006 and as a director Medite Enterprises, Inc. since 2013. Ms. Ott possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills, and experience.

Michael Ott was appointed to serve as President and Chief Operating officer concurrently with our acquisition of Medite on April 3, 2014. Mr. Ott has served as Co-President of Medite GMBH since 2006 and as Chief Executive Officer and President of Medite Enterprises, Inc. since 2013. Mr. Ott possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills, and experience.

                Robert F. McCullough, Jr. was elected Chief Financial Officer and director of the Company in September 2005 and Chief Executive Officer of the Company in October 2007.  Mr. McCullough was appointed to serve as Chairman of the Board of Directors on April 21, 2009. Effective April 3, 2014, Mr. McCullough resigned his position as Chief Executive Office of the Company. From October 2003 to January 2011, Mr. McCullough also served as President and as a Portfolio Manager of Summitcrest Capital, Inc., a money management firm and registered investment adviser, which was formerly a holder of approximately 4.9% of our issued and outstanding common stock.  From April 1999 to July 2003, Mr. McCullough served as a Portfolio Manager at Presidio Management, a money management firm.  Prior to this, Mr. McCullough served as a manager with the accounting firm of Ernst & Whinney (now Ernst & Young) and also served as a financial analyst, a portfolio manager and a Chief Financial Officer of several private companies.  Mr. McCullough has a Masters of Business Administration in finance and is a Certified Public Accountant.  Mr. McCullough possesses particular knowledge and experience in accounting and finance, organizational leadership and strategic planning that strengthen the Board’s collective qualifications, skills, and experience.  In a civil action brought by the SEC in January 2011, the SEC alleged that Mr. McCullough failed to report transactions in Company securities, failed to accurately report his beneficial ownership of Company securities in our proxy statement, and aided and abetted us in violating Section 15(a) of the Exchange Act.  In February 2011, Mr. McCullough consented to the entry of a final judgment pursuant to which he was permanently restrained and enjoined from violating Section 14(a) of the Exchange Act, Section 16(a) of the Exchange Act, and from aiding and abetting violations of Section 15(a) of the Exchange Act and paid a civil penalty in the amount of $100,000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Exchange Act requires our executive officers and directors, and holders of more than 10% of the outstanding shares of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of copies of such forms received by us and/or any written representations from such persons that no other reports were required with respect to 2013, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2013, except that Drs. Abeles, Scimia and Carbonell, Mr. Milley and Mr. Ocana failed to timely file Form 4s.

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

                The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s overview of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the Commission, review of the adequacy and efficacy of the accounting and financial controls of the Company as well as the quality of accounting principles and financial disclosure practices, and communications with the Company’s independent registered public accounting firm and members of financial management.  A copy of the Audit Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its 2007 annual stockholders meeting, as filed with the SEC on May 15, 2007, and is available on our website.  The Audit Committee met four times in 2013.

                Stockholder Nominations

                There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the 2013 fiscal year.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2013 and 2012.

Name
and		Salary		Total
Principal Position	Year	($)		($)

Robert F. McCullough, Jr. (1)	2013	$180,000	(2)	$180,000
CEO, CFO and Chairman of the Board	2012	$180,000	(2)	$90,000

Richard A. Domanik, Ph.D. (3)	2013	$150,000	(4)	$150,000
COO	2012	$150,000	(4)	$150,000

(1)	Mr. McCullough served as our Chief Executive Officer from October 2007 through April 3, 2014 and as our Chief Financial Officer since September 2005.
(2)	Mr. McCullough has deferred payment of 100% of his salary earned in 2013 and 2012.
(3)	Dr. Domanik served as our Chief Operating Officer from October 2007 through April 3, 2014, and has also served as our President from May 2007 until August 2008.
(4)	Dr. Domanik has deferred payment of 100% of his salary earned in 2013 and 2012.

Outstanding Equity Awards at Fiscal Year-End

                Our named executive officers did not own any outstanding equity awards as of December 31, 2013 as we have no plans in place (see below).

Narrative Disclosure to Summary Compensation Table

                Mr. McCullough earned an annual salary of $180,000 in 2013 and 2012, respectively, and has elected to defer payment of 100% of such salary.  We do not have any employment agreement with Mr. McCullough.

                We have not entered into an employment agreement with Dr. Domanik, although the basic terms of his compensation have been established.  Specifically, we pay Dr. Domanik an annual salary of $150,000, standard benefits as provided to other employees, and reimbursement of reasonable business expenses.  Dr. Dominick elected to defer salary totaling $150,000 for the 2013 and 2012 fiscal years.

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

Compensation of Directors

                The following table sets forth certain information regarding the compensation of directors for our 2013 fiscal year.

	Fees Earned
	or Paid in
	Cash		Total
Name(1)	($)		($)
John H. Abeles, M.D.	$20,000	(2)	$20,000	(3)
Alexander M. Milley	$20,000	(2)	$20,000	(3)
Xavier Carbonell	$—	(4)	$—
Mauro Scimia	$—	(4)	$—
Augusto Ocana	$—	(4)	$—

(1)         Mr. McCullough has been omitted from this table as he is a management member of our board of directors and is not separately compensated for his service on the board of directors.

(2)         Represents director fees with respect to fiscal year 2013.  This amount includes $5,000 in fees payable to each director which were paid through the issuance of common stock.

(3)         As of December 31, 2013, each of these directors is entitled to receive 100,000 shares of common stock in connection with a stock bonus provided to each of our directors in 2009.

(4)         Does not include consulting fees and sales commissions earned in 2013. See “Certain Relationships and Related Transactions, and Director Independence” in item 13 below.

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

Common Stock

                The following table sets forth certain information, as of April 3, 2014 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is c/o CytoCore, Inc., 414 N. Orleans Street, Suite 503, Chicago, Illinois 60654.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership(1)		of Class

Michaela Ott	1,468,750,000	(2)	77.1%

Michael Ott	1,468,750,000	(3)	77.1%

Robert F. McCullough	167,690,706	(4)	8.8%

Augusto Ocana	9,090,835		*

Mauro Scimia	5,959,750		*

John H. Abeles, M.D.	12,625,598	(5)	*

Alexander M. Milley	4,652,950	(6)	*

Xavier Carbonell	6,569,823		*

All current directors and executive officers as a group (8 persons)	1,675,339,662		88.0%

•	Less than one percent
(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of April 3, 2014 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 1,904,841,796 shares of common stock outstanding as of the close of business on April 3, 2014.

(2)	Includes: (i) 734,375,000 shares held by Mrs. Ott’s husband, Michael Ott, and (ii) 187,500,000 shares currently being held in escrow in order to satisfy certain indemnification obligations of Mrs. Ott in connection with the acquisition of Medite.

(3)	Includes: (i) 734,375,000 shares held by Mr. Ott’s wife, Michaela Ott, and (ii) 187,500,000 shares currently being held in escrow in order to satisfy certain indemnification obligations of Mr. Ott in connection with the acquisition of Medite.

(4)	Includes an aggregate 166,205 shares owned by various trusts of which Mr. McCullough is trustee as follows: MJM Educational Trust (15,000) shares, PFM Educational Trust (15,000 shares), CDM Educational Trust (15,000) shares and the MPC Trust (121,205 shares).

(5)	Includes: (i) 6,775,598 shares owned by Northlea Partners, Ltd., of which Dr. Abeles is General Partner; and (ii) 100,000 shares of common stock awarded in 2009 that have not yet been issued. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner.

(6)	Includes: (i) 149,551 shares held by Azimuth Corporation, of which Mr. Milley is President and Chairman of the Board of Directors, 429,255 shares held by Cadmus Corporation, of which Mr. Milley is President and a director, 80,282 shares held by Milley Management, Inc., of which Mr. Milley is President, sole director and majority stockholder, and 23,710 shares held by Winchester National, Inc., of which Mr. Milley is a director and executive officer; and (ii) 100,000 shares of common stock awarded in 2009 that have not yet been issued. An aggregate of 402,890 shares of common stock held directly by Mr. Milley, Cadmus Corporation, Winchester National and Milley Management have been pledged to ELXSI Corp., of which Mr. Milley is President, Chief Executive Officer and Chairman of the Board.

Series E Convertible Preferred Stock

                The following table sets forth certain information, as of April 3, 2014 with respect to holdings of our Series E Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series E Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner(1)	Beneficial Ownership(2)		of Class

Kevin F. Flynn June 1992 Non-Exempt Trust	6,667	(3)	35.0%
120 South LaSalle Street
Chicago, IL 60602

Rolf Lagerquist	2,000	(4)	10.5%
4522 CO Road 21 NE
Elgin, MN 55932

(1)	No executive officers or directors own any shares of Series E Convertible Preferred Stock.

(2)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of April 3, 2014 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 19,022 shares of Series E Convertible Preferred Stock outstanding as of the close of business on April 3, 2014.

(3)	Converts into 40,662 shares of common stock, including shares issuable upon payment of cumulative dividends.

(4)	Converts into 12,198 shares of common stock, including shares issuable upon payment of cumulative dividends.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of outstanding	exercise price of	compensation plans (excluding
	options, warrants and	outstanding options,	securities reflected in column
Plan category	rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders
None	—	—	—

Equity Compensation Plans Not Approved by Security Holders
Warrants issued for officer, director and employee compensation (1)	39,000	$0.01	—

Total	39,000	$0.01	—

1)	We have issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2013, we issued to a non-executive employee warrants to acquire 11,000 shares of common stock.

Changes in Control

                We are not aware of any arrangements (including any pledge by any person of our securities), the operation of which did or may at a subsequent date result in a change of control.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

                The following section sets forth information regarding transactions since January 1, 2013, or any currently proposed transactions, between us and certain related persons.   For more information on the compensation received by our directors and officers, and the beneficial ownership of equity securities of the Company by such individuals, see Item 11 “Executive Compensation” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.

                Robert F. McCullough, Jr., Chairman, Chief Executive Officer and Chief Financial Officer

                Mr. McCullough loaned to us an aggregate $159,500 and $639,000 during the 2013 and 2012 fiscal years, respectively.  On May 20, 2013, we issued 162,500,000 shares of our common stock to Mr. McCullough for the cancellation of $3.25 million of outstanding indebtedness payable by us to Mr. McCullough. The aggregate outstanding balance of $77,750 is payable upon demand and does not accrue interest.

Payment of Consulting Fees and Commissions to Directors

                During the years ended December 31, 2013, we engaged in the following transactions with our directors:

. we issued 1,805,528 shares of common stock to Xavier Carbonell in payment of consulting services;
. we issued 902,764 shares of common stock and paid $30,000 to Mauro Scimia in payment of consulting services and paid $21,236 to Mr. Scimia in payment of commissions and reimbursement of expenses incurred on sales of our products; and
. we issued 1,805,528 shares of common stock to Augusto Ocana in payment of consulting services and paid $8,875   to Mr. Ocana in payment of commissions and reimbursement of expenses incurred on sales of our products.

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

                L J Soldinger Associates LLC (“LJSA”) served as our independent registered pubic accounting firm each of the fiscal years ending December 31, 2013 and 2012.

Fees

               The following table presents fees for the professional services rendered by LJSA for fiscal years 2013 and 2012, respectively:

Services Performed	2013	2012
Audit Fees(1)	$80,000	$85,000
Audit-Related Fees(2)	1,680	1,560
Tax Fees(3)	4,352	2,772
All Other Fees(4)	—	—
Total Fees	$86,032	$89,332

(1)	Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process.
(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

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

                The Audit Committee pre-approved all audit services provided to us during fiscal 2013.  Non-audit services provided to us during fiscal year 2013 were for tax compliance.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(*) Denotes an exhibit filed herewith.

Exhibit No.	Description

2.1
Stock Purchase Agreement by and among Cytocore, Inc., Medite Enterprises, Inc., Medite GMBH, Michael Ott and Michaela Ott dated January 11, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 11, 2014.)

Exhibit No.	Description

2.2
Amendment No. 1 to Stock Purchase Agreement by and among Cytocore, Inc., Medite Enterprises, Inc., Medite GMBH, Michael Ott and Michaela Ott dated March 15, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 15, 2014.)

2.3
Amendment No. 2 to Stock Purchase Agreement by and among Cytocore, Inc., Medite Enterprises, Inc., Medite GMBH, Michael Ott and Michaela Ott dated March 15, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 1, 2014.)

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

Exhibit No.	Description

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

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOCORE, INC.

By:	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

April 14, 2014

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.
Chief Executive Officer and
Chief Financial Officer

Date: April 14, 2014

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michaela Ott	Chief Executive Officer	April 14, 2014
Michaela Ott	(Principal Executive Officer)
and Director

/s/ Michael Ott	Chief Operating Officer and	April 14, 2014
Michael Ott	Director

/s/ Robert McCullough, Jr.	Chief Financial Officer	April 14, 2014
Robert McCullough, Jr.	(Principal Financial Officer) and
Director

/s/ Alexander M. Milley	Director	April 14, 2014
Alexander M. Milley

/s/ John Abeles, M.D.	Director	April 14, 2014
John Abeles, M.D.

/s/ Mauro Scimia	Director	April 14, 2014
Mauro Scimia

/s/ Augusto Ocana	Director	April 14, 2014
Augusto Ocana

/s/ Xavier Carbonell	Director	April 14, 2014

CYTOCORE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CytoCore, Inc.

We have audited the accompanying consolidated balance sheets of CytoCore, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2013 and 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoCore, Inc. as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois
April 14, 2014

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2013	2012
Assets

Current Assets:
Cash and cash equivalents	$1	$39
Accounts receivable	10	134
Prepaid expenses and other current assets	5	10
Total current assets	16	183
Property and equipment, net	5	79
Total assets	$21	$262

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Account payable	$311	$681
Accrued payroll costs	3,324	2,705
Accrued expenses	537	903
Advances from related parties	85	3,175
Notes payable	36	70
Total current liabilities	4,293	7,534

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit):
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 373,355 shares issued and outstanding at December 31, 2013 and 2012 (Liquidation value of all classes of preferred stock of $2,871 at December 31, 2013)	1,487	1,487
Common stock, $0.001 par value; 2,000,000,000 and 500,000,000 shares authorized; 270,530,857 and 78,226,416 shares issued and issuable and 270,511,648 and 78,207,207 shares outstanding at December 31, 2013 and 2012, respectively	271	78
Additional paid-in capital	97,137	93,407
Treasury stock at cost: 19,209 shares at December 31, 2013 and 2012	(327)	(327)
Accumulated deficit	(102,840)	(101,917)
Total stockholders’ deficit	(4,272)	(7,272)

Total liabilities and stockholders’ deficit	$21	$262

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012

Net Sales	$24	$198
Operating Expenses
Cost of revenues	8	104

Research and development	250	336

Selling, general and administrative (net of adjustment of trade debt of $214,000, a reduction in accrued franchise tax of $227,000 and benefit from the liquidation of subsidiaries of $149,000 for the year ended December 31, 2013 and net of adjustment of trade debt of $546,000 for the year ended December 31, 2012)	584	1,027

Total cost and expenses	842	1,467
Operating Loss	(818)	(1,269)

Other Income (Expense):
Interest expense	(8)	(14)
Interest expense – related party	(97)	(231)

Total other income (expense)	(105)	(245)
Loss from operations before income taxes	(923)	(1,514)

Income taxes	-	-
Net Loss	(923)	(1,514)
Preferred stock dividends – unpaid and undeclared	(266)	(266)
Net loss applicable to common stockholders	$(1,189)	$(1,780)

Basic and fully diluted net loss per common share	$(0.01)	$(0.02)
Weighted average number of common shares outstanding	197,214,005	72,224,186

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2013	2012
Operating Activities:
Net loss	$(923)	$(1,514)
Depreciation	74	213
Interest expense imputed upon related party advances	97	231
Benefit derived from liquidation of subsidiaries	(149)
Gain on settlements of trade indebtedness	(214)	(554)
Stock issued for compensation	35	55
Stock issued to non employees for services	41	128
Changes in assets and liabilities:
Accounts receivable	123	(129)
Prepaid expenses and other current assets	6	(1)
Accounts payable	(94)	48
Accrued expenses	506	838
Net cash used for operating activities	(498)	(685)
Investing activities:
Proceeds from sale of equipment	—	70
Net cash provided from investing activities	—	70
Financing activities:
Sale of common stock	300	—
Proceeds from related parties	160	639
Net cash provided by financing activities	460	639

Net increase (decrease) in cash and cash equivalents	(38)	24

Cash and cash equivalents at beginning of year	39	15

Cash and cash equivalents at end of year	$1	$39

Supplemental disclosure of cash flow information:

Non-cash transaction during the year for:
Payment of accrued wages with common stock	$35	$55
Common stock issued for director fees payable	$200	$—
Conversion of related party debt to common stock	$3,250	$—
Common stock issued for services	$41	$128
Imputed interest recorded	$97	$231
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (DEFICIT)

(Dollars in thousands)

	Preferred Stock		Common Stock				Additional		Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
January 1, 2012	373,555	$1,487	66,408,694	$66	19,209	$(327)	$93,005	$(100,403)	$(6,172)
Net loss		—		—		—	—	(1,514)	(1,514)
Common stock issued for services		—	8,086,524	8		—	120	—	128
Interest imputed on related party advances		—		—		—	231	—	231
Common stock issued for compensation		—	3,731,198	4		—	51	—	55
December 31, 2012	373,355	$1,487	78,226,416	$78	19,209	$(327)	$93,407	$(101,917)	$(7,272)
Net loss		—		—		—	—	(923)	(923)
Sale of common stock		—	15,000,000	15		—	285	—	300
Common stock issued for settlement of related partydebt		—	162,500,000	163		—	3,087	—	3,250
Common stock issued for services		—	12,998,913	13		—	228	—	241
Interest imputed on related party advances		—		—		—	97	—	97
Common stock issued for compensation		—	1,805,528	2		—	33	—	35
December 31, 2013	373,355	$1,487	270,530,857	$271	19,209	$(327)	$97,137	$(102,840)	$(4,272)

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

On April 3, 2014, the Company completed the acquisition of Medite Enterprises, Inc., a Florida corporation (“Medite”) along with Medite GMBH, a corporation organized under the laws of Germany and wholly owned by Medite, and concurrently closed on a private totaling $1,529,400 to be used for working capital by the Company (see Note 11).

Note 2.	Summary of Significant Accounting Policies

                Principles of Consolidation

                The consolidated financial statements included herewith include the accounts of the Company and its wholly-owned dormant subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

                Use of Estimates

                The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates pertain to apportionment factors used to allocate certain state franchise taxes and for the timing of the future payments of accrued wages to determine payroll taxes payable.

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

                Net Loss Per Share

                Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. CCI’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2013 and 2012 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

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

                Risks from Concentrations

                Revenues were derived mainly from two customers in 2013 and 2012.

Recent Accounting Pronouncements

In the first quarter of 2013, the Company adopted guidance issued by the Financial Accounting Standards Board (the “FASB”) that simplifies how an entity tests indefinite-lived intangibles for impairment. The amended guidance allows companies to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The adoption of this guidance had no impact on the Company’s financial position and results of operations.

During the fiscal first quarter of 2013, the Company adopted the FASB guidance related to additional reporting and disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI). Under this new guidance, companies are required to disclose the effect of significant reclassifications out of AOCI on the respective line items on the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional details about those amounts. This update became effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012.  The adoption of this guidance had no impact on the Company’s financial position and results of operations.

Note 3.                   Property and Equipment

                Fixed assets consist of the following at December 31:

	2013	2012
	(in thousands)
Furniture and fixtures	$40	$47
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
	2,013	2,020
Less accumulated depreciation and amortization	(2,008)	(1,941)
Total	$5	$79

                For the years ended December 31, 2013 and 2012, depreciation expense was $74,000 and $213,000, respectively.  The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory as there was no manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

Note 4.                   Accrued Expenses

                Accrued expenses include the following at December 31:

	2013	2012
	(in thousands)
Accrued interest	$30	$65
Accrued taxes	328	484
Accrued compensation for Directors	40	190
Other accrued expenses	139	164
Total	$537	$903

Note 5.	Notes Payable

                Notes payable at December 31 consist of:

	2013	2012
	(in thousands)

Xillix Technologies Corporation, $361,000 Promissory Note issued June 26, 1998; interest rate Canadian Prime plus 6% per annum; represents a debt of AccuMed; due December 27, 1999	—	34

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum	15	15

Ventana Medical Systems, Inc., $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest at 8% per annum payable after December 31, 2003	21	21
	$36	$70

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

                During year ended December 31, 2013, the Company was advanced $159,500 from related parties. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate the Company has recorded a non-cash interest expense totaling $97,000 and $231,000 on the outstanding balances as of December 31, 2013 and 2012, respectively.

Note 6.	Stockholders’ Equity

                Earnings (loss) per share

                A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years Ended December 31,
	2013	2012
Basic and Diluted:
Reported net loss (in thousands)	$(923)	$(1,514)
Less unpaid and undeclared preferred stock dividends	(266)	(266)
Net loss applicable to common stockholder	$(1,189)	$(1,780)

Weighted average common shares outstanding	197,214,005	74,224,186
Net loss per common share	$(0.01)	$(0.02)

                Warrants to purchase 39,000 and 922,667 shares in 2013 and 2012, respectively and preferred stock convertible into 634,586 and 604,214 shares for the years ended December 31, 2013 and 2012, respectively, were not included in the computation of diluted loss per share applicable to common stockholders, as they are anti-dilutive as a result of net losses for the years ended December 31, 2013 and 2012.

                Preferred Stock

                A summary of the Company’s preferred stock as of December 31 is as follows:

		Shares Issued &		Preferred Stock Dividends
	Shares	Outstanding		Undeclared and Unpaid
Offering	Authorized	2013	2012	2013	2012

Series A convertible	590,197	47,250	47,250	—	—
Series B convertible, 10% cumulative	1,500,000	93,750	93,750	37,500	37,500
Series C convertible, 10% cumulative	1,666,666	38,333	38,333	11,500	11,500
Series D convertible, 10% cumulative	300,000	175,000	175,000	175,000	175,000
Series E convertible, 10% cumulative	800,000	19,022	19,022	42,000	42,000
Undesignated Preferred Series	5,143,137	—	—	—	—
Total Preferred Stock	10,000,000	373,355	373,355	266,000	266,000

                Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$103.034 per share
Conversion Rate:	0.04367—Liquidation Value divided by Conversion Price ($4.50/$103.034)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$10.00 per share
Conversion Rate:	0.40—Liquidation Value divided by Conversion Price ($4.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2013 were $482,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2013 were $140,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share, $525,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2013 were $629,400

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2013 were $512,000

Issuance of Securities

Common Stock

Issuance of Common Stock for Cash

        During the quarter ended December 31, 2013, the Company issued 1,000,000 shares of restricted, unregistered common stock to a qualified investor for $20,000, or $0.02 per share.

        During the year ended December 31, 2013, the Company issued an aggregate of 15,000,000 shares of restricted, unregistered common stock to qualified investors in three separate private placements aggregating $300,000, or $0.02 per share.

Issuance of Common Stock as Payment for Services

                During the year ended December 31, 2013, the Company issued to two of the Company’s directors, Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), 902,764 and 1,805,528 shares of restricted, unregistered common stock, respectively, for consulting services rendered, and the Company recorded a charge of $52,500, or $0.02 per share, as a selling, general and administrative expense.

                The Company during the year ended December 31, 2013, also issued 2,346,148 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $36,000 as a selling, general and administrative expense.

                Also, during the year ended December 31, 2013, the Company reversed $48,000 of consulting compensation expense from a consulting agreement issued several years prior.  The consultant never completed any of the tasks required under the contract and therefore did not meet the requirements to vest any of the 2,055,527 shares granted, but never issued, under the contract.  The $48,000 was a reduction in selling, general & administrative expense.

                During the year ended December 31, 2012, the Company issued to two of the Company’s directors, Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), 2,252,415 and 3,817,736 shares of restricted, unregistered common stock, respectively, for consulting services rendered, and the Company recorded a charge of $91,000, or $0.00 per share, as a selling, general and administrative expense.

                Also, during the year ended December 31, 2012, the Company issued 849,838 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $15,000, or $0.00 per share, as a research and development expense.

                In addition, during the year ended December 31, 2012, the Company issued 1,066,667 shares of restricted, unregistered common stock to two other consultants for services rendered, and recorded $12,000, or $0.00 per share, as a research and development expense and $10,000, or $0.00 per share, as a selling, general and administrative expense.

Issuance of Common Stock as Settlement of Debt

                During the year ended December, 2013, Robert McCullough, our Chief Executive Officer and Chief Financial Officer, converted $3,250,000 of debt owed to him into 162,500,000 shares of restricted, unregistered common stock at a price of $0.02 per share. As a result of this transaction, Mr. McCullough beneficially owns 167,690,706 shares of common stock which is 61.99% of our outstanding common stock.

                Also during the year ended December 31, 2013, the Company issued to two current independent directors, Alexander Milley and Dr. John Abeles, an aggregate 7,500,000 shares of restricted, unregistered common stock, respectively, for past directors fees totaling $150,000, or $0.02 per share. In addition, the Company recorded the payment of $50,000 for services rendered to a former director in the form of 2,500,000 shares of restricted, unregistered common stock valued at $0.02 per share. These shares have not yet been issued.

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

                Issuance of Common Stock to Directors for Services Provided

During the year ended December 31, 2013, the Company issued to Augusto Ocana (“Ocana”), a director and vice president of the Company, 1,805,528 shares of restricted, unregistered common stock, for services rendered. The Company recorded a charge of $35,000, or $0.02 per share, as a selling, general and administrative expense.

                For the year ended December 31, 2012, the Company issued Ocana 3,731,198 shares of restricted, unregistered common stock, and recorded a charge of $55,000, or $0.014 per share, as a selling, general and administrative expense.

                Our officers and directors own an aggregate 199,199,145 shares of common stock which is 73.64% of our outstanding common stock.

                 As of December 31, 2013, we have a total of 4,863,194 shares of common stock issuable from the current and prior periods.

                Warrants

For the year ended December 31, 2013, the Company issued warrants to a non-executive employee to purchase an aggregate 11,000 shares of restricted, unregistered common stock at an average exercise price of $0.01 per share. No amounts were recorded for compensation as the amount is immaterial.  These warrants have a term of three years and are immediately exercisable.

During the year ended December 31, 2012, the Company issued warrants to purchase 13,000 shares of common stock with a weighted average exercise price of $0.01 per share to an employee. CCI valued the warrants at $185 using the Black-Scholes valuation model. These warrants have a term of three years and are immediately exercisable.

                Warrants

                At December 31, 2013, the Company had the following outstanding warrants to purchase shares of Common Stock:

Total Warrant	Warrant Shares	Exercise Price	Weighted Average
Shares Outstanding	Exercisable	(not weighted)	Years until Expiration

39,000	39,000	$0.01	1.50

As of December 31, 2013, there were no unrecognized compensation costs related to unvested share-based compensation arrangements since all costs related to grants in 2013 or previous years were fully recognized as of December 31, 2013.

A summary of the Company’s stock option activity and related information follows:

Warrants and options issued outside of the Plan for employee compensation

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2011	39,000	$0.08	—
Granted	13,000	$0..01	—
Exercised	—
Forfeited	(13,000)
Outstanding at December 31, 2012	39,000	$0.01	—
Granted	11,000	$0.01
Exercised	—
Forfeited	(11,000)
Outstanding at December 31, 2013	39,000	$0.01	—	1.50

Note 7.	Leases

                The current facilities lease is for a term of three years terminating on October 31, 2016. The lease provides for initial annual rental payments of approximately $51,000, increasing each year to reach $54,000 in the final year of the lease. Total rental expense related to the Company’s headquarters location during the years ended December 31, 2013 and 2012 was $135,000 and $142,000, respectively.

                Future minimum annual lease payments under these leases as of December 31, 2012 are:

Operating
Year	Leases
(in thousands)
2014	$51
2015	53
2016	45
2017	—
2018	—
Total	$149

Note 8.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, :

	2013	2012
Federal	$—	$—
State and local	—	—
Foreign	—	—

Total income tax expense	$—	$—

	2013	2012
Current	—	—
Deferred	—	—

Total Income Tax Expense	—	—

For the years ended December 31, 2013 and 2012, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	2013	2012

Statutory U.S. federal rate	(34.0)%	(34.0)%
Permanent differences	—	—
Valuation allowance	34.0%	34.0%
Provision for income tax expense(benefit)	0.0%	0.0%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2013	2012
	(in thousands)
Deferred Tax Assets:
Net Operating Loss Carryforwards	$30,317	$30,288
Non-cash compensation	1,250	1,043
Writedown of intangibles	63	63
Accrued Liabilities	86	71

Total Deferred Tax Assets	31,716	31,465
Deferred Tax Liabilities:
Total Deferred Tax Liabilities	—	—
Net Deferred Tax Asset	31,716	31,465
Valuation Allowance	(31,716)	(31,465)
Net Deferred Tax Asset	$—	$—

At December 31, 2013 and 2012, CytoCore had net operating loss carry forwards for U.S. federal income tax of approximately $71.8 million and $71.2 million and state income tax of approximately $84.8 million and $84.7 million respectively, which will begin to expire in 2018 and 2017, respectively.  In September 2001, the Company acquired 100% of the outstanding stock of AccMed International, Inc. by means of merger of AccuMed into a wholly-owned subsidiary of the Company.  AccuMed had a net operating loss carry forward for U.S. federal income tax purposes.  For federal tax purposes, the acquired NOL is subject to limitation as prescribed under IRC Section 382 to approximately $6.2 million.   The net operating loss carry forward began expiring at approximately $415,000 per year, starting December 31, 2006. At December 31, 2013 total net operating loss carry forward from AccuMed is approximately $2.0 million.

For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carry forwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The valuation allowance increased by approximately $0.3 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years 2010, 2011 and 2012. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in millions):

Amount
Gross Unrecognized tax benefits at December 31, 2012	$—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross Unrecognized tax benefits at December 31, 2013	$—

The Company is subject to U.S. federal income tax including state and local jurisdictions.  Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company has not accrued interest for any periods.

Note 9.	Commitments and contingencies

Legal Proceedings

Settled in 2013

None

Pending as of December 31, 2013

None

Other claims

                Other Creditors.  CCI was a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. CCI is attempting to settle these demands and unfilled claims.  CCI does not consider any of these claims to be material.

                During the year ended December 31, 2013, the Company recorded a write off totaling $214,000 of trade debt deemed uncollectible by the holder due the expiration of the statute limitations. This adjustment was recorded as a reduction of selling, general and administration.

Also, during the year ended December 31, 2013, the Company liquidated all of its subsidiaries. As a result, the Company recognized a benefit totaling $149,000.

                During the year ended December 31, 2012, the Company recorded a write off totaling $554,000 of trade debt deemed uncollectible by the holder due the expiration of the statute limitations. This adjustment was recorded as a reduction of selling, general and administration.

                During the year ended December 31, 2011, the Company entered into a settlement with a vendor to pay $32,000. As a result, the vendor forgave $15,000 of debt. The settlement was recorded as a reduction in Research and Development expense.

Commitments

                As a result of cash constraints experienced by the Company, the Illinois Franchise Taxes due for the year 2013, 2012, 2011, 2010 and 2009 have not been filed or paid. CCI believes that it has made adequate provision for the liability including penalties and interest.

Note 10.                 Related Party Transactions

                During the year ended December 31, 2013, the Company was advanced $159,500 from related parties. These advance are payable upon demand and are non-interest bearing.

                During the year ended December 31, 2012, the Company was advanced $639,000 from related parties. These advance are payable upon demand and are non-interest bearing.

                In 2013 and 2012 the Company recorded interest expense of $97,000 and $231,000, respectively, with a corresponding entry to additional paid in capital as the amounts advanced to the Company did not have a stated interest rate.

Note 11.	Subsequent Event

On January 11, 2014, the “Company entered into a Stock Purchase Agreement (the “Agreement”) with Medite Enterprises, Inc., a Florida corporation (“Medite”), Medite GMBH, a corporation organized under the laws of Germany and wholly owned by Medite (the “Subsidiary”), and the sole shareholders of Medite (collectively, the “Shareholders”).

Pursuant to the Agreement, the Company is to acquire 100% of the issued and outstanding capital stock of Medite from the Shareholders in exchange for the issuance of 1,500,000,000 shares of the Company’s common stock (the “Shares”) to the Shareholders. The Agreement also provides that the Shareholders will indemnify the Company for certain losses during the one year period following the closing. In connection with such indemnification rights, the Agreement provides that 375,000,000 of the Shares will be deposited with the Company and held for a period of 12 months to cover certain indemnification claims that the Company may have against the Shareholders.

Closing of the Acquisition was conditioned upon: (i) the completion of a private placement transaction from the sale of debt or equity securities resulting in gross cash proceeds to the Company of $2 million (the “Private Placement”), and (ii) the conversion of certain accrued wages of the Company into shares of the Company’s common stock. In addition, as of the closing, there was to be no more than 1,875,000,000 shares of the Company’s common stock outstanding exclusive of any shares of the Company’s common stock issued in connection with the Private Placement.

The Agreement could be terminated by: (i) the mutual agreement of the parties, (ii) by any of the parties if the closing of the Acquisition had not occurred by March 15, 2014, or (iii) by any of the parties if any governmental authority had taken any action prohibiting any material portion of the Acquisition.

On March 15, 2014, the parties mutually agreed to amend the Agreement and extend the closing of the Acquisition until April 3, 2014.

Subsequently, the Company and Medite agreed to amended the Stock Purchase Agreement to reduce the amount required to be received through the Private Placement of the Company’s equity or debt securities prior to closing to $1,250,000 and increase the total of the Private Placement to $2,500,000.

On April 3, 2014, the Company acquired 100% of the issued and outstanding capital stock of Medite and issued 1,468,750,000 of the Company’s common stock to the Shareholders.  Also, the Company issued 69,723,439 shares of common stock as payment for approximately $1.6 million in accrued wages owed by the Company.

Concurrent with the closing of the acquisition of Medite, the Company had an initial closing of the Private Placement.   Pursuant to the Securities Purchase Agreement the Company issued 95,587,500 shares of common stock to accredited investors at an aggregate gross purchase price of $1,529,400. In conjunction with the issuance of the common stock, the Company paid cash commissions of $46,298, or 7%, to a placement agent.

In January 2014 the Chief financial officer advanced the Company $17,000.

During the quarter ended March 31, 2014, the Company raised gross proceeds of $30,000 in a private placement of its common stock at $0.02 per share.

