Form 10-Q
period 2014-03-31
CytoCore Inc
filed 2014-05-15
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________.

Commission File number 0-935

CYTOCORE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4296006
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4203 SW 34th ST

Orlando, FL 32811

(Address of Principal Executive Offices)

(407) 996-9631

(Registrant’s Telephone Number, Including Area Code)

414 N Orleans, Suite 503, Chicago, Il 60654

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

Yes ☒ No ☐ (not required) ☐

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

common STOCK, $0.001 par value, AT May 8, 2014: 1,907,704,296,

CYTOCORE, Inc.

Quarterly Report on Form 10-Q

Part I. — Financial Information

Item 1. Financial Statements

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2014	2013*
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	8	10
Prepaid expenses and other current assets	5	5
Total current assets	14	16

Fixed assets, net	—	5
Total assets	$14	$21

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	399	311
Accrued payroll costs	3,520	3,324
Advances payable to related parties	102	85
Accrued expenses	479	537
Notes payable	36	36
Total current liabilities	4,536	4,293

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,355 and shares issued and outstanding at March 31, 2014 and December 31, 2013 (Liquidation value of all classes of preferred stock $2,871 at March 31, 2014)	1,487	1,487
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 272,080,857 and 270,530,857 shares issued and issuable and 272,061,648 and 270,511,648 shares outstanding at March 31, 2014 and December 31, 2013, respectively	272	271
Additional paid-in-capital	97,244	97,137
Treasury stock: 19,209 shares at March 31, 2014 and December 31, 2013	(327)	(327)
Accumulated deficit	(103,198)	(102,840)
Total stockholders’ deficit	(4,522)	(4,272)
Total liabilities and stockholders’ deficit	$14	$21

* Derived from audited information

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$3	$11

Operating expenses
Cost of revenues	—	6
Research and development	54	81
Selling, general, and administrative, (net of adjustment of trade debt of $66,000 for the three months ended March 31, 2014 and net of adjustment of trade debt of $193,000 and reduction in accrued franchise tax for the three months ended March 31, 2013)	304	(35)
Total operating expenses	358	52

Operating Income (loss)	(355)	(41)

Other income (expense):

Interest expense – related party	(2)	(61)
Interest expense	(1)	(2)
Total other income (expense)	(3)	(63)
Net loss	(358)	(104)

Preferred stock dividend	(36)	(66)

Net loss applicable to common stockholders	$(394)	$(170)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighed average number of common shares outstanding	277,535,857	78,610,477

See accompanying notes to these condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013

Operating Activities:
Net loss	$(358)	$(104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	29
Reduction in accrual for franchise taxes	—	(173)
Interest expense imputed on related party advances	2	61
Common stock issued for services	(21)	20
Warrants issued for services	84	—
Gain on settlements of trade indebtedness	(66)	(193)
Changes in assets and liabilities:
Accounts receivable	2	109
Prepaid expenses and other current assets	—	—
Accounts payable	87	(30)
Accrued expenses	203	195

Net cash used in operating activities	(62)	(86)

Investing activities:
Net cash used in investing activities	—	—

Financing activities:
Sale of common stock	45	—
Proceeds from related parties	17	55

Net cash provided by financing activities	62	55

Net increase (decrease) in cash and cash equivalents	—	(31)

Cash and cash equivalents at the beginning of period	1	38

Cash and cash equivalents at end of period	$1	$7

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

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

Currently, CCI has one product for sale – its SoftPap collector. CCI is developing, and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. CytoCore Solutions products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), treatment and patient monitoring within vertical markets related to specific cancers. Current CytoCore Solutions products are focused upon cervical cancer. CCI plans that this focus will later be expanded to include other gynecological cancers as well as bladder, lung, and breast cancers, among others. Within each of these markets CCI anticipates that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations

Note 2.	Basis of Presentation

The consolidated financial statements for the periods ended March 31, 2014 and 2013 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014.

The Company does not have any comprehensive income or loss.

Note 3.	Fixed Assets

Fixed assets consist of the following:

	March 31,	December 31,
	2014	2013

Furniture and fixtures	$40	$40
Laboratory equipment	508	508
Computer and communications equipment	261	261
Design and tooling	1,204	1,204
	2,013	2,013
Less accumulated depreciation and amortization	(2,013)	(2,008)
Total	$—	$5

For the quarters ended March 31, 2014 and 2013, depreciation expense was approximately $5,000 and $29,000, respectively. The Company did not allocate any of the depreciation expense of the machinery and equipment or the design and tooling into inventory since the Company has suspended manufacturing. This depreciation was included as a selling, general and administrative expense as excess idle time.

Note 4.	Accrued Expenses

Accrued expenses include the following:

	March 31,	December 31,
	2014	2013

Accrued interest	$31	$30
Accrued franchise and other taxes	341	328
Accrued compensation	50	40
Other accrued expenses	57	139
Total	$479	$537

Note 5.	Notes Payable and Advances-related parties

Notes payable to unrelated parties consist of:

	March 31,	December 31,
	2014	2013

Robert Shaw, $25,000 Promissory Note issued September 20, 2001; interest rate 9% per annum, due December 20, 2001.	15	15

Ventana Medical Systems, Inc. $62,946 Promissory Note issued November 30, 2003; due December 31, 2003; interest rate 8% per annum payable after December 31, 2003	21	21

	$36	$36

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

During the three months ended March 31, 2014, the Company was advanced $17,000 from a related party. These advances are non-interest bearing and are due on demand. However, using an 8% annual interest rate, the Company has recorded a non-cash interest expense totaling approximately $2,000 on the outstanding balance for the quarter.

Note 6.	Stockholders’ Equity (Deficit)

Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	March 31,	March 31,
	2014	2013

Basic and Diluted:
Net loss applicable to common stockholder (in thousands)	$(394)	$(170)
Weighted average common shares outstanding	277,535,857	78,610,477
Net loss per common share	$(0.00)	$(0.00)

Warrants to purchase 2,839,000 and 705,667 common shares and preferred stock convertible into 484,566 and 471,105 common shares were not included in the computation of diluted loss per share applicable to common stockholders as they are anti-dilutive as a result of net losses for the periods ended March 31, 2014 and March 31, 2013, respectively.

Preferred Stock

A summary of the Company’s preferred stock is as follows:

	March 31,	December 31,
	2014	2013
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding

Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	175,000	175,000
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	373,355	373,355

As of March 31, 2014 and 2013, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

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

Cumulative and undeclared dividends in arrears at March 31, 2014 were $491,000

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2014 were $143,000

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share, $525,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2014 were $643,000

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time

Cumulative and undeclared dividends in arrears at March 31, 2014 were $522,000

Sale of Common Stock

During the quarter ended March 31, 2014, the Company sold 1,250,000 shares of restricted, unregistered common stock to an affiliate of Dr. John Abeles, a director of the Company for $25,000 or $0.02 per share. In addition, the Company will issue warrants to purchase 2,800,000 shares of common stock of the Company to Dr. Abeles for services rendered to the Company. The warrants have a term of ten years and are exercisable at $0.04 per share. The warrants are callable by the Company if the closing bid price of the Company’s common stock exceeds 100% of the exercise price for a period of ninety trading days. The warrants became issuable upon the change of control of the Company and may be exercised at any time. The Company valued the warrants at $84,000 and expensed them to selling, general and administrative expense. The Company used the Black Scholes Merton pricing model with the significant assumptions of $0.03 per share fair value of the underlying common stock, term of 5 years, risk free rate of 1%.

Also, during the quarter ended March 31, 2014, the Company sold 1,000,000 shares of restricted, unregistered common stock to a qualified investor for $20,000 or $0.02 per share.

Reversal of the Issuance of Common Stock as payment for Services

During the quarter ended March 31, 2014, the Company reversed $21,000 of consulting compensation expense from a consulting agreement issued several years prior. The consultant never completed any of the tasks required under the contract and therefore did not meet the requirements to vest any of the 700,000 shares granted, but never issued, under the contract. The $21,000 was a reduction in selling, general & administrative expense.

Note 7. Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company. To the Company’s knowledge, there have been no cases initiated by or against the Company, nor any cases resolved, since the date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 was filed with the SEC.

The Company has been a party to a number of other proceedings, informal demands, or debt for services brought by former unsecured creditors to collect past due amounts for services. The Company is attempting to settle these demands and unfilled claims. The Company does not consider any of these claims to be material.

During the quarter ended March 31, 2014, the Company recorded a settlement totaling $66,000 of trade debt. The settlement was recorded as a reduction of selling, general and administration expense.

Contingencies

The Company has not filed its franchise returns for 2013, 2012, 2011, 2010 and 2009 or paid its franchise tax for those years. The Company believes that it has made adequate provision for the liability including penalties and interest.

Note 8. Subsequent Events

On April 3, 2014, the Company acquired 100% of the issued and outstanding capital stock of Medite Enterprises, Inc. and its wholly owned subsidiaries (“Medite”)and issued in consideration 1,468,750,000 of the Company’s common stock to the shareholders of Medite. Also, the Company issued 69,723,439 shares of common stock as payment for approximately $1.6 million in accrued wages owed by the Company.

Concurrent with the closing of the acquisition of Medite, the Company had an initial closing of the a private placement of the Company’s common stock. Pursuant to the Securities Purchase Agreement the Company issued 95,587,500 shares of common stock to accredited investors at an aggregate gross purchase price of $1,529,400. In conjunction with the issuance of the common stock, the Company paid cash commissions of $46,298, or 7%, to a placement agent.

Subsequent to the closing, the Company raised additional gross proceeds of $100,000 under the Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors, our ability to develop new products and respond to technological changes in the markets in which we compete, our ability to obtain government approvals of our products, our ability to market our products, changes in third-party reimbursement procedures, and such other factors that may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

On April 3, 2014, we acquired 100% of the issued and outstanding capital stock of Medite. Medite specializes in the development, manufacture and distribution of medical laboratory automation equipment and supplies for pathology, histology and cytology. Medite’s focus is on the development of medical devices for the detection, risk assessment and diagnosis of cancer and related diseases.

Our strategy is to develop products through internal development processes, strategic partnerships, licenses and acquisitions. This strategy has required and will continue to require additional capital. As a result, we will incur substantial operating losses until we are able to successfully market our products.

Outlook

We have incurred significant losses since inception. Management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop, manufacture and market our products. During the year ended December 31, 2013, we raised approximately $460,000 through the sale of common stock and advances from related parties. During the three months ended March 31, 2014, we raised approximately $62,000 through the sale of common stock and advances from related parties.

On April 3, 2014, in conjunction with the acquisition of Medite we closed on a private placement and received net proceeds totaling $1,529,400. We may require additional capital to complete our business plan. No assurances can be given about our ability to obtain capital.

Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis, contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 14, 2014.

Three Months Ended March 31, 2014 as compared to Three Months Ended March 31, 2013

Revenue

Revenues for the three months ended March 31, 2014 decreased $8,000, or 73%, to $3,000 from $11,000 for the three months ended March 31, 2013. There were no sales of the collection system relating to the detection of breast cancer. Licensing revenue decreased approximately $1,000 to $3,000 for the quarter ended March 31, 2014.

Costs and Expenses

Cost of Revenues

There was no cost of revenues for the quarter ended March 31, 2014, as a result of zero of the collection system relating to the detection of breast cancer. Cost of revenues for the quarter ended March 31, 2013 was $6,000.

Research and Development

For the three months ended March 31, 2014, our research and development (“R&D”) expenses were $54,000, a $27,000, or 33%, decrease from $81,000 for the corresponding period in 2013. Of this $27,000 decrease, $15,000 related to a decrease in consultants costs, $4,000 related to a decrease in payroll costs and $8,000 related to a decrease in other project expenses,

R&D expenses consisted primarily of costs related to specific development programs with scientists and researchers and expenses incurred by engineers and researchers at our Chicago facility.

Selling, General and Administrative

For the three months ended March 31, 2014, selling, general and administrative expenses (“SG&A”) were $370,000 before an adjustment of trade debt totaling $66,000. Expenses for the quarter ended March 31, 2013 were $304,000 before an adjustment of trade debt totaling $193,000 and a reduction in the franchise taxes of $146,000, for a net gain of $35,000. The SG&A expenses represent a $66,000, or 22%, increase in the quarter ended March 31, 2014. Of this $66,000 increase, directors fees increase $84,000, professional fees increased $30,000, and payroll expense increased $16,000. These increases were partially offset by a decrease in depreciation expense of $24,000, a decrease in marketing costs of $12,000, a decrease in rent expense of $25,000, a decrease in payments made to consultants of $21,000, a decrease in insurance expense of $2,000 and a decrease in other costs of $6,000.

Other Income (Expense)

Interest expense decreased $60,000 to $3,000 for the three month period ended March 31, 2014 from $63,000 for the three month period quarter ended March 31, 2013. Of this decrease, $59,000 relates to the non-cash charge for related party advances that were converted to equity in the second quarter of 2013.

Net Loss

The net loss from operations for the three-month period ended March 31, 2014 was $358,000, as compared to $104,000 for the corresponding period in 2013, an increase of $254,000, or 244%. Of this increase, $359,000 resulted from the increase in SG&A expenses and a decrease in revenues partially offset by a decrease in R&D and interest expense.

The net loss applicable to common stockholders, which reflects the unpaid and undeclared preferred stock dividends from the period, increased to $394,000 for the quarter ended March 31, 2014 from $170,000 for the quarter ended March 31, 2013, an increase of $224,000, or 132%. The net loss per common share for each of the three month periods ended March 31, 2014 and March 31, 2013 was $0.00 per share on 277,535,857 and 78,610,477 weighted average common shares outstanding, respectively.

Liquidity and Capital Resources

To date, our capital resources and liquidity needs have been met from advances from related parties, and sales of our debt and equity securities to individual and institutional investors.

Research and development, clinical trials and other studies of the components of our CytoCore Solutions System, conversions from designs and prototypes into products and product manufacturing, sales and marketing efforts, medical consultants and advisors, and research, administrative and executive personnel are and will continue to be the principal basis for our cash requirements. We have obtained operating funds for the business since inception through private offerings of debt and equity securities to U.S. accredited and foreign investors. We will be required to make additional offerings in the future to support our operations until we are able to generate sufficient income from the sale of our products. We used $62,000 for operating activities during the three months ended March 31, 2014 compared to $86,000 during the three months ended March 31, 2013. During the quarter ending March 31, 2014, approximately $54,000 was incurred for R&D and approximately $305,000 was incurred for SG&A functions.

We did not engage any investing activity during the quarter ended March 31, 2014. At this time, we have no other material commitments for capital expenditures during the remainder of the 2014 fiscal year.

We were able to raise proceeds of $62,000 through the sale of our common stock and advances from related parties during the three months ended March 31, 2014. The proceeds were used to develop our products and satisfy certain present and past obligations. At March 31, 2014, we had $2,000 of cash on hand. We believe that our current cash resources after the closing of our Private Placement on April 3, 2014, which raised gross proceeds of $1.529 million, will be sufficient to fund operations for the next twelve months. We continue to meet with qualified investors and although no assurance can be given, we believe will be able to raise capital to fund operations in the immediate future until we can be self-sufficient through operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, the Company sold 1,250,000 shares of restricted, unregistered common stock to an affiliate of Dr. John Abeles, a director of the Company for $25,000 or $0.02 per share. In addition, for services rendered, the Company will issue 2,800,000 warrants to Dr. Abeles to purchase the common stock of the Company. The warrants have at term of ten years and are exercisable at $0.04 per share. The warrants are callable by the Company if the closing bid price of the Company’s common stock exceeds 100% of the exercise price for a period of ninety trading days. The warrants became issuable upon the change of control of the Company and may be exercised at any time.

Also, during the quarter ended March 31, 2014, the Company sold 1,000,000 shares of restricted, unregistered common stock to a qualified investor for $20,000 or $0.02 per share.

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

Item 3. Defaults upon Senior Securities

As of March 31, 2014, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc. promissory note. The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Section 302 certification by the principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Section 302 certification by the chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by the principal executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Section 906 certification by the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoCore, Inc.

Date: May 15, 2014	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

Date: May 15, 2014	s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Section 302 certification by the principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Section 302 certification by the chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Section 906 certification by the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

