Form 10-Q
period 2014-06-30
CytoCore Inc
filed 2014-08-19
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________.

Commission File number 0-935

CYTOCORE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4296006
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4203 SW 34th St.

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

common STOCK, $0.001 par value, AT AUGUST 18, 2014: 1,926,795,621

CYTOCORE, Inc.

Quarterly Report on Form 10-Q

Part I. -- Financial Information

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31
	2014	2013
		*
Assets

Current Assets:
Cash	$314	$75
Accounts receivable, net of allowance for doubtful accounts	1,849	1,594
Inventories	4,776	3,953
Prepaid expenses and other current assets	226	487
Total current assets	7,165	6,109
Property and equipment, net	2,041	1,867
Goodwill	12,461	-
Other Assets	606	194
Total assets	$22,273	$8,170

Liabilities and Stockholders’ Equity

Current Liabilities:
Secured lines of credit and current portion of long-term debt	$2,664	$2,739
Account payable and accrued expenses	4,090	1,236
Advance – Related Parties	125	-
Total current liabilities	6,879	3,975
Long term debt, net of current portion	1,705	1,571
Total Liabilities	8,584	5,546

Commitments and Contingencies

Stockholders’ Equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,355 shares issued and outstanding as of June 30, 2014 (liquidation value of all classes of preferred stock $2,871 as of June 30, 2014)	1,487	-
Common stock, $0.001 par value; 2 billion shares authorized, 1,926,795,621 issued and issuable as of June 30, 2014	1,927	1,469
Additional paid-in capital	7,813	(1,469)
Treasury Stock	(327)	-
Accumulated other comprehensive income (loss)	283	287
Retained Earnings	2,506	2,337
Total stockholders’ equity	13,689	2,624

Total liabilities and stockholders’ equity	$22,273	$8,170

 *Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2014	2013

Net Sales	$3,175	2,666
Operating Expenses
Cost of revenues	1,441	1,252
Depreciation expense	39	46
Research and development	246	285
Selling, general and administrative	1,333	933

Total cost and expenses	$3,059	2,516
Operating Income (Loss)	$116	150

Other Expenses
Interest expense	75	67
Non-operating expenses (income)	122	(2)

Total other expenses	$197	65
Income (loss )from operations before income taxes	$(81)	85

Income taxes (benefit)	(31)	(19)
Net Income (loss)	$(50)	104
Preferred dividend	36	-
Net Income (loss) to common stockholders	(86)	104

Statement of Comprehensive Income
Net Income (loss)	(50)	104
Other Comprehensive income (loss)
Foreign currency translation adjustments	(4)	2
Comprehensive income (loss)	(54)	106

Pro Forma Earnings Per Share
Net income (loss) to common stockholders	(86)	104
Pro forma basic and diluted earnings per share	-	-
Pro forma weighted average basic and diluted shares outstanding	1,634,948,381	1,468,750,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Net Sales	$5,909	4,480
Operating Expenses
Cost of revenues	2,938	2,284
Depreciation expense	78	92
Research and development	445	469
Selling, general and administrative	1,962	1,515

Total cost and expenses	$5,423	4,360
Operating Income (Loss)	$486	120

Other Expenses
Interest expense	150	130
Non-operating expenses (income)	151	23

Total other expenses	$301	153
Income (loss )from operations before income taxes	$185	(33)

Income taxes (benefit)	16	8
Net Income (loss)	$169	(41)
Preferred dividend	36	-
Net Income (loss) to common stockholders	133	(41)

Statement of Comprehensive Income
Net Income (loss)	169	(41)
Other Comprehensive income (loss)
Foreign currency translation adjustments	(4)	2
Comprehensive income (loss)	165	(39)

Pro Forma Earnings Per Share
Net income (loss) to common stockholders	133	(41)
Pro forma basic and diluted earnings per share	-	-
Pro forma weighted average basic and diluted shares outstanding	1,552,762,369	1,468,750,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income (loss)	$169	$(41)
Adjustments to reconcile net income (loss) to cash (used in) provided by operations
Depreciation and amortization	78	92
Non-cash Interest	2	-
Changes in assets and liabilities:
Accounts receivable and allowance for doubtful accounts	(247)	(30)
Inventories	(827)	(121)
Prepaid expenses and other current assets	(78)	(144)
Accounts payable and accrued liabilities	(279)	146
Net cash (used in) provided by operating activities	(1,182)	(98)

Cash Flows from Investing activity:
Purchase of Equipment	(269)	(150)
Cash Acquired in Merger	1	-
Proceeds from Related Party Advances	21	-
Net cash provided from (used in) investing activities	(247)	(150)

Cash Flows from Financing activities:
Advances net of repayments on lines of credit	142	367
Proceeds from Sale of Common Stock	1,724	-
Term note repayments	(104)	(102)
Net cash provided by (used by) financing activities	1,762	265

Effect of exchange rates on cash and cash equivalents	(94)	(64)
Net increase in cash and cash equivalents	239	(47)
Cash and cash equivalents at beginning of year	75	65

Cash and cash equivalents at end of the period	$314	$18

Cash paid for income taxes	16	8
Cash paid for interest	149	130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

CytoCore, Inc. is a Delaware Corporation engaged in the business of cancer diagnosis and prevention, particularly within histology (processing of tissue samples) and cytology (processing of cellular material). The Company is active in the development, manufacture and marketing of a wide product range within the histology market.

These statements include the accounts of CytoCore, Inc. (the “Company”, “we” and “us”) and its wholly owned subsidiaries, which consists of Medite Enterprise, Inc., Medite GmbH, Burgdorf, Germany, Medite GmbH, Salzburg, Austria, Medite Lab Solutions Inc. (formerly Medite Inc.), Orlando, USA, and CytoGlobe, GmbH, Burgdorf, Germany

In April 2014, in a transaction more fully described in Footnote 2, the shareholders of the Company consummated a transaction in which 100% of the issued and outstanding shares of Medite Enterprise, Inc. were acquired by CytoCore, Inc. in exchange for the issuance by CytoCore, Inc. of 1,468,750,000 shares of its common stock to the shareholders of the Company. The result of this transaction was for the Company and its wholly owned subsidiaries to become wholly owned subsidiaries of CytoCore, Inc., a US public company. In addition, the shareholders of the Company became the majority owners of CytoCore, Inc., which resulted in the transaction being accounted for as a reverse merger, in which the financial statements of Medite Enterprise, Inc. and its subsidiaries became those of CytoCore, Inc.

The consolidated financial statements for the periods ended June 30, 2014 and 2013 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in in an 8-K/A filing dated June 17, 2014.

Consolidation, Basis of Presentation and Significant Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Significant assumptions are required in the valuation of the allowance for doubtful accounts and inventory overhead allocations. Significant assumptions also are required in the Company’s estimation of warranty reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Revenue Recognition

The Company derives its revenue primarily from the sale of medical products and supplies for the diagnosis and prevention of cancer. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. The Company generates the majority of its revenue from the sale of inventory. The Company recognizes revenue when title and risk of loss transfer to the customer and all other revenue recognition criteria have been met. For a small subset of sales in Germany, the Company and its customers agree in the sales contract that risk of loss and title transfer upon the Company packing the items for shipment and notifying the Customer that their items are ready for pickup. The Company records such sales at time of completed packaging and segregation of the items from general inventory and notification has been confirmed by the customer.

Cash and Cash Equivalents

The Company considers all cash on deposit and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company generates accounts receivable from the sale of its products. The Company provides for a reserve against receivables for estimated losses that may result from a customer's inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected.

Inventories

Inventories are stated at the lower of cost or market. Market, which represents selling price less cost to sell, considers general market and economic conditions, periodic reviews of current profitability and product warranty costs. Work in process and supplies of consumables are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	33 yrs
Machinery and equipment	3-10yrs
Office furniture and equipment	2-10 yrs
Vehicles	5 yrs
Computer equipment	3-5 yrs

Normal maintenance and repairs for equipment are charged to expense as incurred, while significant improvements are capitalized.

Research and Development

All research and development costs are expensed as incurred. Research and development costs consist of engineering, product development, testing, developing and validating the manufacturing process, and regulatory related costs.

Pro Forma Financial Information

As discussed in Note 1, in April 2014, the Company was acquired by CytoCore, Inc., a US public company. Upon closing of the Merger, the financial statements Medite Enterprise, Inc. became those of CytoCore, Inc. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Number 1B.2 "Pro Forma Financial Statements and Earnings per Share" ("SAB 1B.2"), pro forma earnings per share information on the face of the statement of operations has been presented which reflects the impact of the Company's change in capital structure as if it had occurred at the commencement of operations on January 1, 2013.

2. Reverse Merger

In January 2014, the Company and the owners of Medite Enterprise, Inc. entered into an agreement to merge with CytoCore, Inc.. The merger required as a pre-requisite that among other items CytoCore settle certain outstanding payroll amounts in stock and that CytoCore complete a private placement with gross proceeds of a minimum of $2 million, which was later amended to $1.5 million. On April 3, 2014 CytoCore issued 69,723,439 shares of its common stock in satisfaction of approximately $1.61 million in outstanding accrued payroll and on April 4, 2014 also closed on a private placement in which it received gross proceeds of $1.529 million and issued 95,587,500 shares of its common stock. The merger closed on April 4, 2014 with the owners of Medite Enterprise, Inc. receiving 1,468,750,000 shares of the Company’s common stock plus an additional 31,250,000 shares issuable if certain conditions are met, in exchange for 100% of the issued and outstanding stock of Medite Enterprise, Inc.

Because the owners of Medite Enterprise, Inc. received approximately 81.1% of the then issued and outstanding stock of the Company, the merger has been treated as a reverse acquisition, in which for accounting purposes Medite Enterprise, Inc. acquired CytoCore, Inc. The table below shows the management’s best estimate of the purchase price paid for the reverse acquisition of CytoCore by Medite Enterprise, Inc. :

In thousands
Net assets acquired
Cash	$1
Accounts receivable	8
Goodwill	12,461
$12,470

Liabilities assumed
Accounts payable & accrued expenses	$2,908
Related party advances	102
Loans payable	21
$3,031

Net identifiable assets/consideration paid	$9,439

The amounts included in the table above are management’s estimates. Because of the issues regarding the liquidity and trading of the stock of the Company, the Company has used an internal valuation for the consideration and assets acquired. The Company expects to obtain professional valuations prior to year end and that the amounts show above will be subject to change upon the Company obtaining those valuations. The most significant estimates subject to change above are the consideration paid, the amount of intangible assets for the possible value attributable to the technology and patents, in process research and development, net deferred tax assets (see discussion below), accounts payable and accrued expenses and finally goodwill.

The transaction entered into by CytoCore, Inc. to satisfy outstanding officer loans in 2013 and the merger consideration paid to the owners of Medite Enterprise, Inc. has resulted in a “change of control” as defined in Section 382 of the internal revenue code as of April 2014. The effect of this change in control is that the past net operating losses of CytoCore, Inc. which amounted to approximately $72 million will be limited as defined in Section 382 of the internal revenue code. The Company is required under Section 382 to perform a valuation that will determine the amount of net operating losses from each loss year that may be taken in each year on a go-forward basis. Because the Company has yet to perform or obtain this valuation, the amount and timing of the availability of its loss carryforwards from CytoCore, Inc. are unknown at this time. Upon determination of this amount, a significant deferred tax asset may be recorded which will effect the final net assets acquired above. The Company expects to obtain this valuation prior to year end.

3. Inventories

The following is a summary of the components of inventories (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$2,260	$1,748
Work in progress	115	137
Finished Goods	2,401	2,068

	$4,776	$3,953

No amounts were reserved for scrap or obsolete inventory as of June 30, 2014 and December 31, 2013, respectively.

 4. Property and Equipment

The following is a summary of the components of property and equipment as of (in thousands):

	June 30,	December 31,
	2014	2013
Land	$244	$244
Buildings	1,352	1,352
Machinery and equipment	501	407
Office furniture and equipment	240	240
Vehicles	39	39
Computer equipment	86	86
Construction in progress	544	386
Less: Accumulated depreciation	(965)	(887)
	$2,041	$1,867

Depreciation expense amounted to approximately $78,000 and $92,000 for the six months ended June 30, 2014 and 2013, respectively and is included in the cost of revenues line item on the statement of operations.

5. Debt and Line of Credit

Our outstanding note payable indebtedness was as follows as of (in thousands):

	June 30,	December 31,
	2014	2013
Hannoversech Volksbank Credit line #1	$486	$759
Hannoversech Volksbank Credit line #2	1,693	1,333
Hannoversech Volksbank Credit line #3	499	444
Hannoversech Volksbank term loan #1	175	211
Hannoversech Volksbank term loan #2	109	138
Hannoversech Volksbank term loan #3	354	393
Participation rights	1,032	1,032
Ventana Medical Systems	21	-
	$4,369	$4,310

In July 2006, Medite GmbH, Burgdorf, entered into a line of credit agreement with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of 400,000 euros, which was amended in 2012 to increase the maximum borrowing to 600,000 euros with a variable interest rate of 8% per annum as of December 31, 2013. The line of credit has no stated maturity date but may be cancelled by the bank upon notice to the Company. The line of credit is collateralized by the accounts receivable and inventory of Medite GmbH, Burgdorf and is guaranteed by the shareholders of the Company.

In July 2006, Medite GmbH, Burgdorf, entered into a secondary line of credit agreement with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of 480,000 euros, which was later amended to increase the maximum borrowing to 1 million euros with a variable interest rate of approximately 3.98% as of December 31, 2013. The line of credit has no stated maturity date but may be cancelled by the bank upon notice to the Company. The line of credit is guaranteed by the shareholders of the Company and a mortgage on the property of the Company. In addition, the shareholders have named the bank as beneficiary on a term life insurance policy on each shareholder in the amount of 500,000 euros.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of 400,000 euros. The credit line is split into two tranches for interest rate purposes, with the first 200,000 euro tranche at a variable rate of approximately 4% per annum at December 31, 2013 and the second 200,000 euro tranche at 8% per annum. The line of credit has no stated maturity date but may be cancelled by the bank upon notice to the Company. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by the shareholders of the Company.

In December 2006, Medite GmbH, Burgdorf, entered into a 500,000 euro term loan agreement with Hannoversche Volksbank with an interest rate of 3.4% per annum. The term loan has a maturity of September 2016 and requires semi-annual principal payments of approximately 27,780 euros each. The term loan is guaranteed by the stockholders of the Company and also a mortgage on the property of the Company.

In June 2006, Medite GmbH, Burgdorf, entered into a 400,000 euro term loan with Hannoversche Volksbank with an interest rate of 3.6 per annum. The term loan has a maturity of June 2016, requires 18 semi-annual principal repayments of approximately 22,220 euro each. The term loan is guaranteed by the stockolders of the Company and also has subordinated assignments of all of the receivables and inventories of Medite GmbH, Burgdorf and also has a subordinated pledge of stockholder term life insurance policies.

In November 2008, Medite GmbH, Burgdorf, entered into a 400,000 euro term loan with Hannoversche Volksbank with a variable interest rate of approximately 4.7% per annum as of December 31, 2013. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of 13,890 euro each. The term loan is guaranteed by the stockholders of the Company and also includes a partial subordinated pledge of the receivables and inventory of Medite GmbH, Burgdorf.

In March 2009, the Company entered into a participation rights agreement in the form of a debenture which a mezzanine lender agreed to advance the Company up to 1.5 million euros in two tranches of 750,000 euros each. The first tranche was paid to the Company at closing with the second tranche being conditioned on Medite GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never disbursed. The debenture pays interest at the rate of 12.15% per annum and matures in 2016.

The Company owes Ventana Systems approximately $21,000 under a 2001 promissory note in the original principal amount of approximately $62,000. The note matured in 2003 and has been in default since that time. The Company is currently in negotiations with the parent of Ventana Systems, who also are the holders of 100% of the outstanding shares of Series D preferred stock to convert the note and Series D into common stock of the Company. The Company expects to close on this transaction in the third quarter of 2014.

As of June 30, 2014, an officer had advanced the Company approximately $125,000. During the three months ended June 30, 2014, approximately $1,700 of interest expense, a non-cash charge, was imputed on these advances.

6. Common Stock

In May and June of 2014, the Company issued 12,187,500 shares as part of a follow private placement to the original April 2014 private placement as part of the Medite Enterprise transaction (see Note 2) and raised gross proceeds of $195,000.

During the second quarter of 2014, the Company issued 3,589,214 shares of its common stock to one of its vendors in satisfaction of a $36,000 liability to the vendor.

During the second quarter of 2014, the Company issued 4,877,111 shares of its common stock to former directors and consultants in satisfaction of certain liabilities owed them for their services in the amount of $82,000.

7. Preferred Stock

A summary of the Company’s preferred stock is as follows:

June 30,
2014
Shares Issued &
Offering	Outstanding

Series A convertible	47,250
Series B convertible, 10% cumulative dividend	93,750
Series C convertible, 10% cumulative dividend	38,333
Series D convertible, 10% cumulative dividend	175,000
Series E convertible, 10% cumulative dividend	19,022
Total Preferred Stock	373,355

As of June 30, 2014, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

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
Cumulative and undeclared dividends in arrears at June 30, 2014 were $501,000

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2014 were $146,000

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2014 were $630,000

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at June 30, 2014 were $537,000

8. Commitments and Contingencies

The Company currently leases warehouse space in Germany under a month to month operating lease with a monthly rental fee of 4,000 euro. The Company currently has 12 vehicles it leases for delivery and other purposes with expirations ranging from April 2014 through August 2015. In July 2013, the Company entered into a lease agreement for administrative office and warehouse space. The lease has a term of 5 years and requires minimum monthly rental payments starting at $2,277 per month increasing to $2,563 per month in year 5. No amounts were recorded for deferred rent for the rent escalation clauses as they were immaterial in 2014 and 2013. In total the leases require minimum monthly rental payments of approximately 5,100 euros.

The Company is currently in the process of obtaining default judgments against a number of customers who have defaulted on repayment on their outstanding invoices and the purchaser of a former subsidiary for non-payment. The total amount currently awaiting default judgments is approximately 428,000 euros. While the Company believes that it may recover substantially all of the amounts outstanding through the enforcement of the judgments, it currently has included reserves for 100% of the amounts owed as of March 31, 2014 and December 31, 2013 due to the difficulty of enforcement of any judgments obtained, especially across international borders.

9. Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States and Germany. The following tables show the breakdown of our operations and assets by Country (in thousands):

	United States	Germany
	June 30, 2014	June 30, 2014

Total Assets	$17,110	$5,163
Property & equipment, net	$23	2,018
Goodwill	$12,461	-

	United States		Germany
	Six Month Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues	$808	$166	$5,101	4,314
Net income (loss)	(51)	(78)	$220	37

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

Overview of CytoCore, Inc.

CytoCore, Inc. (the “Company”, “we” or “us”) is a high-tech company specializing in the engineering, manufacturing and marketing of premium medical devices and consumables for detection, risk assessment and diagnosis of cancer and related diseases.

We have developed an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer under the trade name of CytoCore Solutions®. Currently, we have one Cytocore Solutions product for sale – our SoftPap collector. Cytocore Solutions is developing, and plans to sell an integrated family of cost-effective products for the detection, diagnosis and treatment of cancer. Cytocore Solutions’ products are intended to address sample collection, specimen preparation, specimen evaluation (including detection/screening and diagnosis), and patient treatment and monitoring within vertical markets related to specific cancers. Current CytoCore Solutions’ products are focused upon cervical cancer. We plan to expand our focus to include other gynecological cancers as well as bladder, lung and breast cancers, among others. Within each of these markets, we anticipate that the CytoCore Solutions products will be sold as individual value-added drop-in replacements for existing products and as integrated systems that improve the efficiency and effectiveness of clinical and laboratory operations.

The science of medical diagnostics has advanced significantly during the past decade. Much of this advance has come as a result of new knowledge of the human genome and related proteins, which form the foundation of cell biology and the functioning of the human body. Our goal is to utilize this research as a base to develop screening and diagnostic testing products for cancer and cancer-related diseases. We believe that the success of these products will improve patient care through more accurate test performance, wider product availability and more cost-effective service delivery. We have developed the SoftPAP®, a sample collection device approved by the U.S. Food and Drug Administration, and have developed other collection devices. We are focusing on the development and testing of assay markers and stains for use with imaging system to screen for various cancers.

On April 3, 2014, we acquired 100% of the issued and outstanding capital stock of Medite Enterprise, Inc. and its wholly owned subsidiaries (“MEDITE”). MEDITE specializes in the development, manufacture and distribution of medical laboratory automation equipment and supplies for pathology, histology and cytology. MEDITE’s focus is on the development of medical devices for the detection, risk assessment and diagnosis of cancer and related diseases.

MEDITE was founded in 1978. Since 2006, MEDITE’s strategic focus has centered on the development of new devices and consumable products from major R&D investments financed mainly internally from profits and traditional bank financing. The marketing of products is focused on the three major international markets of North America, Europe and China. It has direct sales structures in the United States and Germany and distributors in more than 70 countries around the world. Uses of the devices and consumables include histology and cytology laboratories which are part of a single hospital or a group of hospitals and independent laboratories run individually or as part of a larger group. The structure varies depending on the individual country. For example, the United States has many privately owned and managed health care institutions many of which use group purchase organizations. In some countries purchase of equipment in the health care industry is made by public tender.

MEDITE’s current revenue is generated primarily in Europe. With new distribution contracts in the US and China, we expect that these two markets to increasingly contribute more sales.

Due to the wide diversification of countries we are selling to along with the diversification of devices and consumables, both in histology and cytology, provides some level of stability and changes in regulations effecting one country, region or product line will not influence our overall business dramatically.

The focus of our current R&D is to develop devices for histology and cytology labs which offer a higher level of automation and standardization. Together with our Chinese joint venture partner, we are also working on the digitalization of slides. We have filed several patent applications in connection with this technology. On the consumable side, we are focusing in two directions. One direction is the replacement of popular competitive consumable products with better and cheaper alternatives. The second direction is the development of new revolutionary solutions for popular cancer types such as cervical and breast cancer. We believe that the markers that we have developed for detecting these type of cancers will be more effective than existing solutions in detecting earlier signs before the cancer has developed.

Cancer is a major threat for mankind and the recently published “World Cancer Report 2014” by the World Health Organization, states that the number of cases will increase by about 57% to 22 million cases in the next two decades. At the same time cancer deaths will rise from 8.2 million to 13 million per year. We believe that our current products and products under development will help to diagnose cancer earlier and make treatments more efficient to save human lives. The current focus is in the histology (using tissue) and cytology (using cells) segments. For anatomic pathology labs, we are a one stop supplier with all the necessary equipment and consumables. In the cytology segment we are both providing liquid based cytology products from cell collection to cell processing for cervical and other types of cancer screening.

Outlook

Following the acquisition of MEDITE, our goal is to both grow the MEDITE business and guide the development of CytoCore Solutions technology into marketable products and generate synergies between both these complimentary product lines to increase competitiveness. We believe that the turnaround of the CytoCore product line should be possible within a year. We are also working on reducing expenses of research work, including relocating the laboratory form downtown Chicago to a more economical location outside the city.

The recent launch of new products, the positive impact from several new initiatives, and some recently executed distribution contracts in the United States, Europe and China are the underlying factors of growth and profitability.

Results and Operations

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

The results of the Company for the three and six months ended June 30, 2014 include the results of Medite Enterprise, Inc. for the entire three and six months periods and the results of CytoCore, Inc. for the period from April 4, 2014 through June 30, 2014. The results of the Company for the comparable three and six month periods ended June 30, 2013 include only the results of Medite Enterprise, Inc.

Three Months Ended June 30, 2014 as compared to the Three Months Ended June 30, 2013

Revenue

Revenue for the three months ended June 30, 2014 was $3.175 million vs. $2.666 million for the three months ended June 30, 2013. This is a 19% increase from the previous year and was primarily due to newly launched cytology products along with new distribution contracts.

Costs of Revenues

Cost of revenues were $1.441 million for the three months ended June 30, 2014 vs. $1.252 million for the three months ended June 30, 2013. We were able to improve our cost of revenues as a percentage of sales by approximately 1.7% in the three months ended June 30, 2014 vs 2013 primarily to an increasing share of new products with better margins.

Research and Development

Research and development costs for the three months ended June 30, 2014 were $0.246 million vs. $0.285 million for the three months ended June 30, 2013. The decrease was due primarily to a timing issue. Research and Development expenses are expected to increase in future periods, but at a slower rate than the growth of sales which should increase overall profitability. Investment in R&D will continue to be an important part of our strategy.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.4 million to $1.333 million in the three months ended June 30, 2014 from $0.933 million for the three months ended June 30, 2013. The majority of these costs consist of selling expenses along with administrative expenses which slightly increased over the previous year. Included in the June 30, 2014 amounts are approximately $0.175 million in legacy CytoCore, Inc. selling general and administrative costs.

Operating Income

Based on higher revenues we were able to increase the operating profitability of Medite Enterprise, Inc. by 127% to $0.341 million from $0.150 million in the three months ended June 30, 2013. Total operating income of $0.116 million was reduced by the $0.225 million operating loss for CytoCore, Inc. during the period after the acquisition. Since completing the acquisition, we substantially reduced the ongoing cost structure of CytoCore, Inc. by approximately 50%. Since completing the acquisition, we will continue to review the costs incurred in all of our operations with a view to rationalizing our cost structure whenever possible.

Interest Expenses

Interest expenses increased slightly to $0.075 million in the three months ended June 30, 2014 vs. $0.067 million for the three months ended June 30, 2013 due to the increased use of lines of credit to finance working capital.

Six Months Ended June 30th, 2014 as compared to Six Month Ended June 30th, 2013

Revenue

Revenue for the first six months of 2014 is $5.909 million of which $0.001 million came from CytoCore sales and the $5.908 million balance from Medite Enterprise, Inc. This is a 32% increase from the $4.480 million for the six months ended June 30, 2013, which was due primarily to newly launched cytology products and new distribution contracts. As discussed in the Outlook statement, the first half of the year is usually contributes about 40% of annual revenues.

Costs of Revenues

Costs of revenues were $2.938 million for the six months ended June 30, 2013 vs. $2.284 million for the six months ended June 30, 2013. As a result, we were able to increase the cost of revenues as a percentage of sales by 1% compared to the previous year due to an increasing share of new products with a better margin.

Research and Development

Research and development costs for the six months ended June 30, 2014 of $0.445 million as compared to $0.469 million for the six months ended June 30, 2013. As a percentage to revenue research and development was reduced to 7.5% compared to 10.5% in the previous year. Research and development expenses are expected to increase at a slower rate than the growth of sales which increases the overall margin. Investment in research and development will continue to be an important part of our strategy.

Selling, General and Administrative

Selling, general and administrative expenses increased to $1.962 million for the six months ended June 30, 2014 vs. $1.515 million for the six months ended June 30, 2013. The majority of these costs consisted of selling expenses of $1.357 million and administrative expenses of $0.605 million which is the same as the previous year. Of the $0.45 million increase in selling, general and administrative expenses in 2014 vs 2013, approximately $0.175 million is from the legacy CytoCore operations.

Operating Income

Based on higher revenues, we were able to increase the overall operating profitability by 305% to $0.486 million. Medite Enterprise, Inc. contributed an operating profit of $0.711 million which was reduced by the $0.225 million operating loss for CytoCore. During the period after the acquisition, we substantially reduced the ongoing cost structure of CytoCore, Inc. by approximately 50%. We will continue to review the costs incurred in all of our operations rationalizing our cost structure whenever possible. We expect increased revenues in the second half of the year, which should lead to increased profitability.

Interest Expenses

The interest expenses increased slightly to $0.15 million due to the continuous use of lines of credit to finance working capital.

Liquidity and Capital Resources

During the quarter ended June 30, 2014 we raised approximately $1.724 million in private offerings of 107,775,000 shares of our common stock to accredited investors. We closed on the first $1.529 million upon consummation of the merger with Medite Enterprise, Inc. and closed on the remaining $0.195 million throughout the second quarter. We used a portion of these funds to satisfy certain legacy liabilities of CytoCore of approximately $0.3 million and the remainder was invested into our working capital and property, plant and equipment to fund our growth.

Our business requires a substantial investment in working capital primarily inventory and accounts receivable. In the six months ended June 30, 2014, we invested approximately $0.827 million to increase our available inventory for cytology products and another $0.250 for receivables. In addition, we invested approximately $0.269 million in new property, plant and equipment in order to meet our customer needs.

At the time of our acquisition of MEDITE, CytoCore had accounts payable and accrued expenses of approximately $2.9 million. Of that amount, it was agreed that approximately $0.9 million was subject to a payment agreement that required we obtain significant equity financing before we would be obligated to pay the amounts due. In addition, the amount above includes approximately $0.7 million owed to our current CFO for prior year wages dating back to 2009 which we are still negotiating with him regarding form and timing of payment.

We expect that we will continue to seek additional equity and possibly debt financing in order to meet our expected growth targets. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company, in order to meet its needs, or that such financing would not be dilutive to existing shareholders.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In April 2014, the Company consummated a merger with Medite Enterprise Inc. Our financial reporting now involves those individuals from Medite Enterprise, Inc. and the reporting associated with the merged companies. John Glass’s employment as controller for CytoCore, Inc. was terminated in April 2014 and Robert McCullough Jr. is now the Chief Financial Officer of the Company. As a condition of the merger, the prior owners of Medite Enterprise, Inc. are now the Chief Operating Officer and Chief Executive Officer of the Company.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2014, the Company sold 107,775,000 shares of restricted, unregistered common stock to qualified investors for $1,724,400 or $0.016 per share.

During the quarter ended June 30, 2014, the Company issued 3,589,214 shares to MarketShare, Inc. in satisfaction of a payable to MarketShare, Inc. in the amount of $36,000.

During the quarter ended June 30, 2014, the Company issued 4,877,111 to former consultants in satisfaction of accrued fees to those individuals in the amount of $82,000.

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

Item 3. Defaults upon Senior Securities

As of June 30, 2014, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc.(“Ventana”) promissory note. The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice. The Company is currently in negotiations with the parent of Ventana to exchange all of the issued and outstanding shares of Series D preferred stock and cumulative preferred dividend, which are held by Ventana, and to convert the entire outstanding principal balance and accrued interest into shares of the Company’s common stock. The Company expects to complete the exchange and conversion in the third quarter of 2014.

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

CytoCore, Inc.

Date: August 19, 2014	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

Date: August 19, 2014	/s/ Robert F. McCullough, Jr.
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

