Form 10-Q
period 2014-09-30
CytoCore Inc
filed 2014-11-20
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September, 30, 2014

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

common STOCK, $0.001 par value, AT November 19, 2014: 1,934,607,971

CYTOCORE, Inc.

Quarterly Report on Form 10-Q

Part I. -- Financial Information

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31
	2014	2013
		*
Assets

Current Assets:
Cash	$215	$75
Accounts receivable, net of allowance for doubtful accounts	1,414	1,594
Inventories	4,946	3,953
Prepaid expenses and other current assets	224	487
Total current assets	6,799	6,109
Property and equipment, net	2,097	1,867
Goodwill	12,461	-
Other Assets	484	194
Total assets	$21,841	$8,170

Liabilities and Stockholders’ Equity

Current Liabilities:
Secured lines of credit and current portion of long-term debt	$3,133	$2,739
Account payable and accrued expenses	3,832	1,236
Advance – Related Parties	115	-
Total current liabilities	7,080	3,975
Long term debt, net of current portion	1,104	1,571
Total Liabilities	8,184	5,546

Commitments and Contingencies

Stockholders’ Equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,355 shares issued and outstanding as of September 30, 2014 (liquidation value of all classes of preferred stock $2,871 as of September 30, 2014)	1,487	-
Common stock, $0.001 par value; 2.0 billion shares authorized, 1,934,607,971 issued and issuable as of September 30, 2014	1,935	1,469
Additional paid-in capital	7,847	(1,469)
Treasury Stock	(327)	-
Accumulated other comprehensive income (loss)	328	287
Retained Earnings	2,387	2,337
Total stockholders’ equity	13,657	2,624

Total liabilities and stockholders’ equity	$21,841	$8,170

 *Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,
	2014	2013

Net Sales	$2,785	2,622
Operating Expenses
Cost of revenues	1,198	1,026
Depreciation expense	48	44
Research and development	317	56
Selling, general and administrative	1,260	1,119

Total cost and expenses	$2,823	2,245
Operating Income (Loss)	$(38)	377

Other Expenses
Interest expense	71	59
Non-operating expenses (income)	2	40

Total other expenses	$73	99
Income (loss )from operations before income taxes	$(111)	278

Income taxes (benefit)	8	27
Net Income (loss)	$(119)	251
Preferred dividend	18	-
Net Income (loss) to common stockholders	(137)	251

Statement of Comprehensive Income
Net Income (loss)	(119)	251
Other Comprehensive income (loss)
Foreign currency translation adjustments	45	(2)
Comprehensive income (loss)	(74)	249

Pro Forma Earnings Per Share
Net income (loss) to common stockholders	(137)	251
Pro forma basic and diluted earnings per share	-	-
Pro forma weighted average basic and diluted shares outstanding	1,934,523,054	1,468,750,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Net Sales	$8,694	7,102
Operating Expenses
Cost of revenues	4,456	3,310
Depreciation expense	126	136
Research and development	762	525
Selling, general and administrative	2,902	2,634

Total cost and expenses	$8,246	6,605
Operating Income	$448	497

Other Expenses
Interest expense	221	189
Non-operating expenses	153	63

Total other expenses	$374	252
Income from operations before income taxes	$74	245

Income taxes	24	35
Net Income	$50	210
Preferred dividend	54	-
Net Income (loss) to common stockholders	(4)	210

Statement of Comprehensive Income
Net Income	50	210
Other Comprehensive income
Foreign currency translation adjustments	41	0
Comprehensive income (loss)	91	210

Pro Forma Earnings Per Share
Net income to common stockholders	(4)	210
Pro forma basic and diluted earnings per share	1,768,328,421	1,468,750,000
Pro forma weighted average basic and diluted shares outstanding

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income (loss)	$50	$210
Adjustments to reconcile net income (loss) to cash (used in) provided by operations
Depreciation and amortization	126	136
Non-cash Interest	4	-
Changes in assets and liabilities:
Accounts receivable and allowance for doubtful accounts	56	21
Inventories	(1,058)	(586)
Prepaid expenses and other current assets	(150)	242
Accounts payable and accrued liabilities	(391)	(26)
Net cash (used in) provided by operating activities	(1,363)	(3)

Cash Flows from Investing activity:
Purchase of Equipment	(391)	(279)
Cash Acquired in Merger	1	-
Proceeds from Related Party Advances	9	-
Net cash provided from (used in) investing activities	(381)	(279)

Cash Flows from Financing activities:
Advances net of repayments on lines of credit	180	670
Proceeds from Sale of Common Stock	1,842	-
Term note repayments	(159)	(260)
Net cash provided by (used by) financing activities	1,863	410

Effect of exchange rates on cash and cash equivalents	21	(182)
Net increase in cash and cash equivalents	140	(54)
Cash and cash equivalents at beginning of year	75	65

Cash and cash equivalents at end of the period	$215	$11

Cash paid for income taxes	16	8
Cash paid for interest	149	130

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

The consolidated financial statements for the periods ended September 30, 2014 and 2013 included herein are unaudited. Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in in an 8-K/A filing dated June 17, 2014.

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

The transaction entered into by CytoCore, Inc. to satisfy outstanding officer loans in 2013 and the merger consideration paid to the owners of Medite Enterprise, Inc. has resulted in a “change of control” as defined in Section 382 of the internal revenue code as of April 2014. The effect of this change in control is that the past net operating losses of CytoCore, Inc. which amounted to approximately $72 million will be limited as defined in Section 382 of the internal revenue code. The Company is required under Section 382 to perform a valuation that will determine the amount of net operating losses from each loss year that may be taken in each year on a go-forward basis. Because the Company has yet to perform or obtain this valuation, the amount and timing of the availability of its loss carryforwards from CytoCore, Inc. are unknown at this time. Upon determination of this amount, a significant deferred tax asset may be recorded which will affect the final net assets acquired above. The Company expects to obtain this valuation by the end of the first quarter of 2015.

3. Inventories

The following is a summary of the components of inventories (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$2,144	$1,748
Work in progress	151	137
Finished Goods	2,651	2,068

	$4,946	$3,953

No amounts were reserved for scrap or obsolete inventory as of September 30, 2014 and December 31, 2013, respectively.

 4. Property and Equipment

The following is a summary of the components of property and equipment as of (in thousands):

	September 30,	December 31,
	2014	2013
Land	$244	$244
Buildings	1,352	1,352
Machinery and equipment	1,039	407
Office furniture and equipment	262	240
Vehicles	39	39
Computer equipment	86	86
Construction in progress	88	386
Less: Accumulated depreciation	(1,013)	(887)
	$2,097	$1,867

Depreciation expense amounted to approximately $126,204 and $136,000 for the nine months ended September 30, 2014 and 2013, respectively and is included in the cost of revenues line item on the statement of operations.

5. Debt and Line of Credit

Our outstanding note payable indebtedness was as follows as of (in thousands):

	September 30,	December 31,
	2014	2013
Hannoversech Volksbank Credit line #1	$471	$759
Hannoversech Volksbank Credit line #2	1,587	1,333
Hannoversech Volksbank Credit line #3	488	444
Hannoversech Volksbank term loan #1	175	211
Hannoversech Volksbank term loan #2	109	138
Hannoversech Volksbank term loan #3	354	393
Participation rights	1,032	1,032
Ventana Medical Systems	21	-
	$4,237	$4,310

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

The Company owes Ventana Systems approximately $21,000 under a 2001 promissory note in the original principal amount of approximately $62,000. The note matured in 2003 and has been in default since that time. The Company is currently in negotiations with the parent of Ventana Systems, who also are the holders of 100% of the outstanding shares of Series D preferred stock to convert the note and Series D into common stock of the Company. The Company expects to close on this transaction by the end of 1st quarter of 2015.

As of September 30, 2014, an officer had advanced the Company approximately $125,000. During this period the company has paid back $10,000 and imputed approximately $1,700 of non cash charge interest expense on these advances.

6. Common Stock

In May and June of 2014, the Company issued 12,187,500 shares as part of a follow private placement to the original April 2014 private placement as part of the Medite Enterprise transaction (see Note 2) and raised gross proceeds of $195,000. Additional gross proceeds of $117,188 were received in July 2014 for the issuance of 7,812,350 shares. The company in succession of the original private placement and follow up offering is in process of completing an additional private offering for $800,000.

By majority shareholder vote, the company effective November 13, 2014 has registered to increase authorized common stock shares to 3.5 billion shares. During the quarter, the Company’s Board of Directors has also authorized the change of the company’s name from CytoCore Inc. to Medite Cancer Diagnostics, Inc. The Company is in the process of registering the name Medite Cancer Diagnostics with the State of Delaware. The company believes recent approval is imminent from FINRA, the Financial Industry Regulatory Authority approving the company’s name change after filing for approval in July 2014.

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

As of September 30, 2014, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

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
Cumulative and undeclared dividends in arrears at September 30, 2014 were $510,206

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$6.00 per share
Conversion Rate:	0.50—Liquidation Value divided by Conversion Price ($3.00/$6.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2014 were $148,514

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share, $1,750,000
Conversion Price:	$10.00 per share
Conversion Rate:	1.00—Liquidation Value divided by Conversion Price ($10.00/$10.00)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2014 were $656,250

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$8.00 per share
Conversion Rate:	2.75—Liquidation Value divided by Conversion Price ($22.00/$8.00)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative and undeclared dividends in arrears at September 30, 2014 were $547,624

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

On September 9, 2014, an amended complaint was filed against the Company in the United States District Court for the District of New Jersey by D&D Technology, Inc. (“D&D”) alleging, among other things, that the Company failed to pay amounts due for services rendered by D&D, a company that the Company engaged to design a device for the potential early detection of cancer.  The complaint seeks unspecified monetary damages and equitable relief, including a declaration that D&D owns the device.  On November 7, 2014, the Company filed an answer, counterclaim and third party claim denying the substantive allegations therein and seeking monetary damages and equitable relief, including a declaration that the Company owns the device and compelling the device be turned over to the Company, against D&D and certain employees of D&D

9. Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States and Germany. The following tables show the breakdown of our operations and assets by Country (in thousands):

	United States	Germany
	September 30, 2014	September 30, 2014

Total Assets	$13,610	$8,231
Property & equipment, net	$18	$2,079
Goodwill	$12,461	-

	United States		Germany
	Nine Month Ended		Nine months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$1,321	$333	7,373	6,769
Net income (loss)	(182)	(116)	232	326

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

The results of the Company for the three and nine months ended September 30, 2014 include the results of Medite Enterprise, Inc. for the entire three and nine months periods and the results of CytoCore, Inc. for the period from April 4, 2014 through September 30, 2014. The results of the Company for the comparable three and six month periods ended September 30, 2013 include only the results of Medite Enterprise, Inc.

Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

Revenue

Revenue for the three months ended September 30, 2014 was $2,785 million vs. $2,622 million for the three months ended September 30, 2013. This is a 6% increase from the previous year and was primarily due to newly launched cytology products along with new distribution contracts. Usually the third quarter is seasonally weak due to the summer vacation period which extends from July into September for many countries worldwide.

Costs of Sales

Cost of revenues were $1,198 million for the three months ended September 30, 2014 vs. $1,026 million for the three months ended September 30, 2013. Sales of lower margin products resulted in a decreased gross margin of 3.9%.

Research and Development

The addition of Cytocore research and development personnel along with additional expenses involving product development contributed to the greater than 500% increase.

Selling, General and Administrative

As a percentage of sales expenses increased from 43% to 45% mainly due to the addition of Cytocore personnel. The Company has significantly decreased by over 50% the cost structure of CytoCore. Since the acquisition, we continually look to rationalize our overall cost structure with respect to our operations.

Income from Operations before Income Taxes

The loss of $0.111 million vs a profit of $0.278 million mainly resulted from the increase in research and development expenses. Research and development spending will decrease as a percentage of sales as future sales growth increases due to the introduction of new products. Investment in research and development will remain as an important competitive strategy.

Interest Expenses

Interest expenses increased slightly to $0.071 million in the three months ended September 30, 2014 vs. $0.059 million for the three months ended September 30, 2013 due to the increased use of lines of credit to finance working capital.

Nine months Ended September 30th, 2014 as compared to Nine Month Ended September 30th, 2013

Revenue

Revenue for the first nine months of 2014 is $8.694 million of which $0.001 million came from CytoCore sales and the $8.693 million balance from Medite Enterprise, Inc. This is a 22% increase from the $7.102 million for the nine months ended September 30, 2013, which was due primarily to newly launched cytology products and new distribution contracts. As discussed in the Outlook statement, the first nine months of the year is usually contributes about 65% of annual revenues.

Cost of Revenues

Gross margins decreased 4% due to the sales of lower margin products. Margins should improve based upon recent introduction of new products as they become a higher percentage of over all sales and increase the historical sales growth rate.

Research and Development

Research and development costs for the nine months ended September 30, 2014 of $0.762 million as compared to $0.525 million for the nine months ended September 30, 2013. As a percentage to revenue research and development increased to 8.8% compared to 7.4% in the previous year. Research and development expenses are expected to increase at a slower rate than the growth of sales which increases the overall margin. Investment in research and development will continue to be an important part of our strategy.

Selling General and Administrative

Expenses as a percentage of revenues decreased from 33% to 37%. The company will continue to leverage its overall cost structure as selling, general and administrative become a smaller percent of sales. The growth in expenses decreased as a percentage of sales even though additional administrative cost were incurred due to the integration of CytoCore.

Operating Income

Operating income as a percentage of sales decreased 2% from 7 to 5.15%. The addition of CytoCore Research and Development along with administrative expenses has reduced profitability by $360,000 for the first 9 months of the year. Costs related to the acquisition have been substantially decreased and will become a smaller percentage of future sales as growth expands with the sales of new higher margin products.

Interest Expenses

The interest expenses increased slightly to $0.221 million due to the continuous use of lines of credit to finance working capital.

Liquidity and Capital Resources

During the nine months ended September 30, 2014 we raised approximately $1.841 million in private offerings of 115,587,350 shares of our common stock to accredited investors. We closed on the first $1.529 million upon consummation of the merger with Medite Enterprise, Inc. and closed on $0.195 million throughout the second quarter and the final $0.117 million in the third quarter of 2014. We used a portion of these funds to satisfy certain legacy liabilities of CytoCore of approximately $0.3 million and the remainder was invested into our working capital and property, plant and equipment to fund our growth.

Our business requires a substantial investment in working capital primarily inventory and accounts receivable. In the nine months ended September 30, 2014, we invested approximately $1.058 million to increase our available inventory for cytology products. In addition, we invested approximately $0.391 million in new property, plant and equipment in order to meet our customer needs.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Control over Financial Reporting

In April 2014, the Company consummated a merger with Medite Enterprise Inc. Our financial reporting now involves those individuals from Medite Enterprise, Inc. and the reporting associated with the merged companies. Joseph Totoro’s employment as controller for CytoCore, Inc. was initiated in April 2014 and Robert McCullough Jr. is now the Chief Financial Officer of the Company. As a condition of the merger, the prior owners of Medite Enterprise, Inc. are now the Chief Operating Officer and Chief Executive Officer of the Company.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, the Company sold 7,812,350 shares of restricted, unregistered common stock to qualified investors for approximately $117,000 or $0.016 per share.

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

Item 3. Defaults upon Senior Securities

As of September 30, 2014, we failed to make the required principal and interest payments, constituting events of default, on the $21,000 Ventana Medical Systems, Inc.(“Ventana”) promissory note. The note requires the holder to notify us in writing of a declaration of default at which time a cure period, as specified in the note, would commence. There is no guarantee that we will be able to cure any event of default if, or when, the holder provides the required written notice. The Company is currently in negotiations with the parent of Ventana to exchange all of the issued and outstanding shares of Series D preferred stock and cumulative preferred dividend, which are held by Ventana, and to convert the entire outstanding principal balance and accrued interest into shares of the Company’s common stock. The Company expects to complete the exchange and conversion in the first quarter of 2015.

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

CytoCore, Inc.

Date: November 19, 2014	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

Date: November 19, 2014	/s/ Robert F. McCullough, Jr.
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

