Form 10-Q/A
period 2014-06-30
Medite Cancer Diagnostics, Inc.
filed 2015-02-26
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Explanatory Note

These financial statements originally recorded certain expenses as selling, general and administrative instead of including them as cost of revenues. The Company has corrected this presentation to reflect the appropriate amounts in each classification

CYTOCORE, Inc.

Quarterly Report on Form 10-Q

Amendment no. 1

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

CYTOCORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Net Sales	$5,909	4,480
Operating Expenses
Cost of revenues	3,258	2,284
Depreciation expense	78	92
Research and development	445	469
Selling, general and administrative	1,642	1,515

Total cost and expenses	$5,423	4,360
Operating Income (Loss)	$486	120

Other Expenses
Interest expense	150	130
Non-operating expenses (income)	151	23

Total other expenses	$301	153
Income (loss )from operations before income taxes	$185	(33)

Income taxes (benefit)	16	8
Net Income (loss)	$169	(41)
Preferred dividend	36	-
Net Income (loss) to common stockholders	133	(41)

Statement of Comprehensive Income
Net Income (loss)	169	(41)
Other Comprehensive income (loss)
Foreign currency translation adjustments	(4)	2
Comprehensive income (loss)	165	(39)

Pro Forma Earnings Per Share
Net income (loss) to common stockholders	133	(41)
Pro forma basic and diluted earnings per share	-	-
Pro forma weighted average basic and diluted shares outstanding	1,552,762,369	1,468,750,000

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

 10. Correction of Error

These financial statements originally recorded certain expenses as selling, general and administrative instead of including them as cost of revenues. The Company has corrected this presentation to reflect the appropriate amounts in each classification.

The impact of this adjustment resulting from the correction of the error in our financial position and results of operation are summarized below:

Income Statement for the six months ended June 30, 2014 (in thousands):

	As Originally		Effect of
	Recorded	As Adjusted	Change

Net Sales	$5,909	$5,909	$-

Operating Expenses
Cost of Revenues	2,938	3,258	320
Depreciation Expense	78	78	-
Research and development	445	445	-
Selling, general and administrative	1,962	1,642	(320)

Total cost and expenses	5,423	5,423	-
Operating Income (loss)	486	486	-

Other Expenses	301	301	-
Income (loss) from operations before income taxes	185	185	-

Income taxes (benefit)	16	16	-
Net Income (loss)	169	169	-

Preferred Dividend	36	36	-
Net Income (loss) to common stockholders	$133	$133	$-
Pro forma basic and diluted earnings per share	$0.00	$0.00	$-
Pro forma weighted average basic and diluted shares outstanding	1,552,762,369	1,552,762,369	-

No change necessary for the period ended June 30, 2013

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

Costs of Revenues

Costs of revenues were $3.258 million for the six months ended June 30, 2013 vs. $2.284 million for the six months ended June 30, 2013, a 42.64% increase. This resulted from a 32% increase in sales and a lower sales gross margin resulting from a higher sales mix of lower margin products.

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

Selling, General and Administrative

Selling, general and administrative expenses increased to $1.642 million for the six months ended June 30, 2014 vs. $1.515 million for the six months ended June 30, 2013 an increase of 8.38% The majority of this cost increase consisted of selling expenses associated with the 32% increase in sales during the six month period of 2014 vs. 2013.

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

CytoCore, Inc.

Date: February 25, 2015	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

Date: February 25, 2015	/s/ Robert F. McCullough, Jr.
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

