Form 10-K
period 2014-12-31
Medite Cancer Diagnostics, Inc.
filed 2015-05-08
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________   to _________

Commission file number ____

MEDITE CANCER DIAGNOSTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4296006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4203 SW 34th Street, Orlando, FL	32811
(Address of principal executive offices)	(Zip Code)

(407) 996-9630

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the common stock held by non-affiliates of the Company was $9,145,062, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $3.00 as reported on the OTC Bulletin Board on December 31, 2014, the last day of the Company’s most recently completed second fiscal quarter. Shares of common stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of May 07, 2015 was 19,664,781

DOCUMENTS INCORPORATED BY REFERENCE

None.

MEDITE CANCER DIAGNOSTICS, INC.

Annual Report on Form 10-K

December 31, 2014

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

Overview

MEDITE Cancer Diagnostics, Inc. (the “Company”, “we”, or “us”), formerly CytoCore, Inc., is a medical technology company specializing in the development, engineering, manufacturing and marketing of premium medical devices and consumables for detection, risk assessment and diagnosis of cancer and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10 and 30%.

The year 2014 was a transition year and very important for the company with challenges, tremendous achievements and changes for the company. By acquiring MEDITE the company changed from solely research operations to an operating company with 76 employees in three countries, a distribution network to about 70 countries worldwide, a well-known and established brand name, a wide range of selling products and the established infrastructure necessary for a company acting in the medical industry. Both company structures and cultures were successfully merged to one new company organization.

Even during this transition year the company was successfully growing by 10 % to a revenue of $11 million on a consolidated basis.

Several synergies were realized with this strategy, e.g. a cost reduction of the former CytoCore research segment by about 50%, complementary products in the cytology product segment in now addressing all components from cell collection through cell processing to finally diagnostic tools like cancer markers and screening systems. Some of them are already selling and some are in a late stage of development expecting to sell within one or two years.

The cancer markers developed by the former CytoCore over the last three years are showing excellent results in internal studies but have not yet been tested in formal clinical trials. In our opinion, one of the tests based upon these biomarkers has the potential for displacing the current expensive Human Papilloma Virus (HPV) testing methods in both initial and follow up testing resulting in less costs for the patient, laboratory and payor. We believe the test may identify cancerous and precancerous cells regardless of the presence of HPV. The company hopes to market the test globally outside the United States in 2015 and in the United States by 2017.

Another major goal achieved in 2014 was the market entrance into China, the fastest growing and by 2016 we expect to be the largest market for our products. With our Chinese distributor UNIC Medical we successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices. The UNIC sales team now can sell MEDITE products in China and currently we are successfully doing so. By the date of this report orders for over $500,000 from China are already placed. Also, together with UNIC, we are part of a government supported project to standardize the histology laboratory process there using MEDITE equipment and consumables for the processing part of the process, CytoCore assays, and the UNIC technology for digitalization and computer aided diagnostics utilizing the latest cloud technology.

Several other innovative product developments were brought closer to marketability in 2014. As of this filing, the German priority patent for a fully automated system used in the histology lab, a “Lab-In-One” unit, has been granted. This technology if successfully accepted by the market has the ability to change the competitive landscape within the industry.

In our cytology product line the SureThin product line revenue grew in Europe. To sell the complete set in the US and therefore compete against the dominant suppliers, a US Food and Drug Administration (“FDA”) application is required to be submitted and approved which currently is in the preparation process and is expected to be submitted soon. If our Sure Thin product is successfully sold in the USA market, the company could garner significant share of a $600m market.

Finally several important formal achievements for the OTC listing were also realized in changing the Company’s name to MEDITE Cancer Diagnostics, Inc., using the worldwide established brand and having a better description of the Company’s focus in it. We also completed a 1:100 reverse split of our outstanding common stock which significantly reduced the amount of our outstanding shares of common stock and also had the effect of increasing our share price.

Background

We were incorporated in Delaware in December 1998 as the successor to Bell National Corporation, a company incorporated in California in 1958. In December 1998, Bell National, which was then a shell corporation, acquired InPath, LLC, a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, the acquisition was treated as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for Securities and Exchange Commission (“SEC”) filing purposes. Bell National merged into Ampersand Medical Corporation, its wholly-owned subsidiary, in May 1999, in order to change its state of incorporation to Delaware. In September 2001, we acquired 100% of the outstanding stock of AccuMed International, Inc., by means of a merger of AccuMed into our wholly-owned subsidiary. Shortly after the AccuMed merger, we changed our name to Molecular Diagnostics, Inc. Subsequently, in June 2006, we changed our name to CytoCore, Inc.

Recent Developments

On January 11, 2014, MEDITE Cancer Diagnostics, Inc. (formerly CytoGlobe, Inc., the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with MEDITE Enterprises, Inc., a Florida corporation (“MEDITE”), MEDITE GmbH, a corporation organized under the laws of Germany and wholly owned by MEDITE (the “Subsidiary”), Michael Ott and Michaela Ott, the sole shareholders of the Company (collectively, the “Shareholders”).

Pursuant to the Purchase Agreement, the Company agreed to acquire 100% of the issued and outstanding capital stock of MEDITE from the Shareholders in exchange for the issuance of up to 15,000,000 shares of the Company’s common stock (the “Shares”) to the Shareholders. The Purchase Agreement also provides that the Shareholders will indemnify the Company for certain losses during the one year period following the “Closing” as defined in the Purchase Agreement. In connection with such indemnification rights, the Purchase Agreement provides that 3,750,000 of the Shares will be deposited with the Company and held for a period of 12 months to cover certain indemnification claims that the Company may have against the Shareholders.

MEDITE specializes in the development, manufacture and distribution of medical laboratory automation equipment and supplies for the cancer diagnostic segments of pathology, histology and cytology. MEDITE’s focus is on the development of medical devices and consumables for detection, risk assessment and diagnosis of cancer and related diseases.

Closing of the acquisition of MEDITE was conditioned upon: (i) the completion of a private placement transaction resulting in gross cash proceeds to the Company of $1.25 million (the “Private Placement”), and (ii) the conversion of certain accrued wages of the Company into shares of the Company’s common stock. In addition, as of the Closing, there shall be no more than 18,750,000 shares of the Company’s common stock exclusive of any shares of the Company’s common stock issued in connection with the Private Placement.

On April 3, 2014, pursuant to the terms and conditions of the Purchase Agreement, as amended to date, the Company acquired 100% of the issued and outstanding capital stock of MEDITE in exchange for the issuance of up to 15,000,000 shares of the Company’s common stock to the Shareholders, of which 14,687,500 shares were issued upon the Closing of the Acquisition. In the event that the Company issues less than $2,500,000 of shares of common stock in the Private Placement, the Company shall be required to issue up to an additional 312,500 shares of common stock to the Shareholders. Also, the Company issued 697,234 shares of common stock for payment of certain accrued wages of the Company.

Upon the Closing of the Acquisition, the Company conducted an initial closing of the Private Placement. Pursuant to the Securities Purchase Agreement executed in connection with the Private Placement, the Company issued 955,875 shares of common stock to accredited investors for an aggregate gross purchase price of $1,529,400.

After closing this Private Placement was continued until October 28, 2014, and the Company received the amount of $295,000 in exchange for the issuance of an additional 184,375 shares.

To continue financing the business development of the Company, a subsequent private placement of unregistered common stock of up to $800,000 for a price of $1.60 per share for the period of November 1, 2014 until April 30, 2015 was offered to investors pursuant to Section 4(2) and Regulation D of the Securities Act of 1933 (the “Second Private Placement”). As of April 15, 2015, $540,000 was received by the Company in exchange for 337,500 shares pursuant to the Second Private Placement.

On September 26, 2014, the Company obtained the written consent of the holders of the majority of the issued and outstanding shares of its common stock to amended its Certificate of Incorporation to increase the number of shares of common stock that it is authorized to issue from 2,000,000,000 to 3,500,000,000. This was approved by the board of directors of the Company (the “Board”) pursuant to a Resolution dated October 9th, 2014.

To use the well-established brand of MEDITE and to have a better description of the company’s business, the Board approved the name change to “MEDITE Cancer Diagnostics, Inc.” As a result, the Company’s trading symbol was changed to “MDIT”.

The Company authorized and completed a reverse split of its common stock of 1:100 to support its present capital needs and future anticipated growth. This was effective March 12, 2015. As a result of the reverse split, the Company’s issued and outstanding common stock was reduced from 1,942,733 to 19,427,331.

Information about Industry Segments

The Company operates in one industry segment for cancer diagnostics instruments and consumables for histology and cytology laboratories.

Definition:	Histology - Cancer diagnostics based on the structures of cells in tissues Cytology - Cancer diagnostics based on the structures of individual cells

Cancers and precancerous conditions are defined in terms of structural abnormalities in cells. For this reason cytology is widely used for the detection of such conditions while histology is typically used for the confirmation, identification and characterization of the cellular abnormalities detected by cytology. Other diagnostics methods such as marker-based assays provide additional information that can supplement, but which cannot replace cytology and histology. The trend towards more personalized treatment of cancer increases the need for cytology, histology and assays for identifying and testing the best treatment alternatives. We believe that this segment will therefore be increasingly important for future development of strategies to fight the “cancer epidemic” (World Health Organization: World Cancer Report 2014) which expects about a 50 % increase in cancer cases worldwide within the next 20 years.

This segment sees a trend toward, and demand for, higher automation for more throughput in bigger laboratories, process standardization, digitalization of cell and tissue slides and computer aided diagnostic systems, while also looking for cost effective solutions. In the US the Patient Protection and Affordable Care Act is a national example for the industry. More people have health insurance and therefore can afford early cancer screening, while at the same time the payers for health care continue looking for cost reductions.

MEDITE acts as a one-stop-shop for histology (also known as anatomic pathology) laboratories either as part of a hospital, as part of a chain of laboratories or individually. It is one out of only four companies offering all equipment and consumables for these laboratories worldwide. The MEDITE Brand stands for innovative and high quality products – most equipment made in Germany – and competitive pricing.

For the cytology market, MEDITE offers a wide range of consumable products and equipment; in particular for liquid-based-cytology which is an important tool in cancer screening and detection in the field of cervical, bladder, breast, lung and other cancer types. It also developed an innovative new type of easy to use standardized staining solutions, and a very innovative and effective early cancer detection marker-based assay. These new developments are cost effective solutions able to replace more expensive competitive products, and therefore are also becoming the first choice for the growing demand in emerging countries.

All of our operations during the reporting period were conducted and managed within these two segments, with management teams reporting directly to our Chief Officers. For information on revenues, profit or loss and total assets, among other financial data, attributable to our operations, see the consolidated financial statements included herein.

Description of Business

MEDITE develops, manufactures and sells a wide range of laboratory devices and consumable supplies for its target market in the histology and cytology cancer diagnostics segment. Therefore, most devices and some consumables are manufactured at its German facility. This facility also acts as central location managing all international sales and logistics outside of the Americas. A direct sales force is employed in Germany, Poland and the US, while about 70 more countries worldwide are covered with an existing and continuously expanding network of independent distributors. A general goal of MEDITE in sales is to act as a one- stop-shop for its customers. Instrument purchases are usually bigger investments, with prices often above the $50,000 level, which are more seasonal and depend significantly on investment budgets. Therefore, MEDITE also offers to sell the day to day consumables and sees its brand not just on the devices but also on the supply products. The US headquarters in Orlando manages the Company group and is developing, setting and realizing the strategic goals of the Company. It also acts as distributor for the Americas, maintaining a warehouse with instruments, repair parts and consumables available for sale and for warranty obligations to its customers, and taking care of centralized marketing, regulatory issues and finance. A second location in the US operates as our research laboratory for cancer marker and other cytology developments, and is located in the Chicago area. In 2014, we established a new research and development facility in Poland, so that we can derive local cost comparative advantages (facilities and salaries) with good availability of engineers for electronics, software and product design at a lower cost level than in Germany or the US to expand the Company’s development capabilities.

For sales, MEDITE is targeting three major areas; USA, Europe and China. While the US is currently the biggest market for our products at present, it is expected that China will surpass the US market by 2016 due to much higher growth rates that China is currently experiencing, and we expect such growth will continue in the future.

Currently, our principal customers are histology and cytology laboratories associated with hospitals or research institutions and independent laboratories in markets with direct sales and distributors in markets covered by them. In the US market, MEDITE executed several distribution contracts with third party sales organizations additionally to its direct sales. It also successfully achieved contracts with three of the largest Hospital Group Purchasing Organizations: HealthTrust Purchasing Group, Brentwood, MA (“HealthTrust”), which oversees approximately 1,400 hospitals and 2,600 other sites, Premier, Charlotte, NC, which oversees 2,500 hospitals, and another 70,000 other healthcare sites and Mid-Atlantic Group Network of Shared Services (“Magnet”) with over 600 hospitals and approximately 4,000 other healthcare sites.

For manufacturing of its high quality devices at the German facility, an enterprise resource planning software is used to manage the material flow and production planning for about 6,000 different parts. Due to the wide range of products, the availability of all parts is essential to finish a manufactured product within an acceptable lead time. Smaller equipment items and all consumable products have to be available at any time to guarantee the customer continues work. Usually orders of these goods are sent within 24 hours after receiving the order, while for the bigger equipment, delivery times of 6 weeks are usually acceptable. Even due to different models of the same devices, the final assembling usually starts after the confirmed order.

The Company’s strategy is to use its recent new developed innovative devices, consumables and cancer markers to set new standards in the industry, create new markets and to take over additional market shares from its competition.

Products

Histology

MEDITE offers its customers a comprehensive range of histology laboratory devices for processing tissue, from receiving the tissue in the laboratory to the final diagnosis. Most important to this segment are very high levels of reliability, efficiency, and safety.

Starting from receiving the biopsies, it can be necessary to decalcify them if for example from bone. The USE33 is an ultrasonic decalcification instrument that automatically runs the process under controlled temperatures. Due to this innovative technology, it can increase the speed of decalcification by 300 % compared to just using acid. Instead of days or even weeks, the biopsies are ready much earlier for further processing, which shortens the patient’s diagnosis waiting time. This specific instrument also is often used in research labs.

The next step is the tissue processing (dehydration and fixation), which usually is run automatically by the laboratory overnight with no human supervision. Our instrument, the TPC15 Duo or Trio, offers a very high capacity of 440 or 660 biopsies per run and also offers two or three independent protocols. Therefore, depending on the size and kind of tissue, it can process simultaneously the different steps, and therefore is replacing two or three not so flexible competitive instruments. It also offers a very high level of safety. In the unlikely situation of an error or just a power outage, it has a back-up battery, and the emergency mode puts the biopsies into a safe position. The price of the unit is very competitive in its market based on its high capacity.

After tissue processing, the tissue will be transferred into a paraffin block using an embedding center. MEDITE was the original inventor of the three piece units (heating, dispensing, and cooling). It is much more flexible to adapt to human and laboratory needs. While the dispensing unit usually is in the center, the others can be added to the right or left depending if right or left handed. Additional cooling units can also be added to extend the capacity. We offer two types: the low cost set TES99 when price matters, and the high end version TES Valida when design and technology is more important. The TES Valida is recognized as the best system currently available worldwide. Every histology lab has at least one system, but usually two or more like this in place – meaning several thousand units placed each year.

With the paraffin block from the embedding center, the biopsy needs to be sectioned using a microtome. Several types of automation are demanded by the market. On the low end, there are manual microtomes with no need for power, in the middle there is the semi-automatic version, and on the high end, a fully automatic microtome. While originally all microtome manufacturers were located in Europe (Germany or UK), today only MEDITE still manufactures its microtomes in Germany. For a microtome, the most critical functionality is extremely precise mechanics able to cut slices of 1 or 2 microns in thickness. Five years ago, MEDITE developed first the semi-automatic version M530, then the fully automatic version A550 and started in 2014 the development of the manual version M380 – mainly for the Chinese market – which we expect to start selling sometime in the first half of 2015. As part of the sectioning, the freezing microtome, cryostat, is used for fast biopsies when a patient needs a diagnosis immediately e.g. still being in the operational theater. This is a current development for MEDITE with first prototypes of the M630 testing in the field, and we plan to start selling in the second half of 2015. Our goal for the cryostat is to offer a high quality device for a competitive price to win 20 to 30 % of the market (1,500 to 2,500 units annually).

When the sections of the tissue are transferred to a microscopy slide they undergo a staining process with several different protocols depending on the type of tissue. To manage high volumes, robotic multi-staining systems are used. MEDITE offers the most flexible system, TST44, which is computer controlled and can run several staining protocols simultaneously, and its unique feature software can even overtake slower with faster protocols. The maximum capacity is about 400 slides per hour with that system. For higher volume throughput, e.g. for cytology laboratories, MEDITE offers the COT20 linear staining system using a conveyor technology to realize a capacity of over 1,000 slides per hour.

Currently, the final step to the process is the stained microscope slide gets a cover over the tissue to preserve it for many years and make it ready for digital scanning or directly for diagnoses under the microscope by a pathologist. MEDITE therefore offers the RCM9000, the latest version of a stand-alone robotic coverslipper using glass coverslips. Another option MEDITE developed is the ACS720 glass coverslipper which can be connected directly to the TST44 multi-stainer creating a higher level of automation bridging the former manual step between two separate instruments. This instrument combination is very competitive and more and more public tenders are asking for it. Finally, to also support higher throughput laboratories, MEDITE developed the robotic coverslipper TWISTER in 2014 using a clear film instead of cover glass. This triples the capacity of a glass coverslipper up to 1,200 slides per hour. The prototypes of this new development are currently being tested in real laboratory environments and are expected to be available to sell in the near future.

Several smaller devices for stretching, drying, cooling, exhausting, recycling, printing etc. are also manufactured by MEDITE but not specifically described here. These products are usually competing mainly on price, but quality is still important.

In the segment of histology consumables, MEDITE offers everything necessary to run its instruments and to run the complete histology lab. This includes embedding cassettes, microscope slides, paraffin, staining solutions, reagents and other products. Some of the consumable products are MEDITE developments and exclusively manufactured by or for us. Others products are MEDITE branded, but manufactured and delivered from external high quality vendors. The procurement focus therefore is on high quality, not lowest price.

Cytology

The product strategy of MEDITE in this market is to offer products for the whole process, from cell collection over processing to diagnosis.

Some of the processing histology instruments of MEDITE are also used in cytology labs, like the staining and coverslipping systems but, in addition others are specific for this segment.

The starting point in any diagnostic test is the collection of a sample that contains the analyte of interest. To a very large extent, the characteristics of the sample collected determine the quality of the results of any tests performed on the sample. The sensitivity and/or accuracy of a test is, for example, likely to be reduced if the sample collection device or method does not capture a sufficient amount of the target analyte, alters the analyte of interest, or collects significant quantities of substances that interfere with the analysis. For this reason, the collection of samples from specific cells or tissues is one of our major focuses.

For collecting the cervical cells the former CytoCore developed the SoftPAP device for the collection of cervical cell samples that are used in the detection of cervical dysplasia, cancer and human papillomavirus (“HPV”) infections. We believe that SoftPAP, which has been cleared by the Food and Drug Administration (‘FDA”) for sale in the United States, which is CE Marked for international distribution, and is positioned as a premium value-added alternative to the spatula, broom and brush-style devices that have traditionally been used for these purposes. Unlike these traditional devices, SoftPAP collects only exfoliated cells and does not scrape, cut or abrade the cervix. This unique sample collection method has been shown in clinical trials to reduce the frequency of false negative and false positive results when the sample is evaluated by cytological methods to detect the presence of dysplasia and cancer. In addition, women have reported that having a cervical sample taken using SoftPAP is more comfortable than when a traditional device is used.

SoftKit is a low cost disposable device for the self-collection of a sample that can be evaluated to provide an assessment of the health of the entire female genital tract. Having granted the priority US patent, we applied for the national patent in Germany, UK, China and India as well in 2014. For 2015, we are planning to finish the final design of SoftKit for the collection of cellular samples that can be screened for a variety of gynecological cancers (including cervical, endometrial, and ovarian), and for the collection of gynecological samples to be tested for the presence of HPV and additional indications such as sexually transmitted disease (“STD”) testing. SoftKit addresses a number of market niches and segments that are not addressed effectively by SoftPAP or traditional gynecological sampling devices. SoftKit is designed to eliminate the need for assistance from a medical professional when collecting gynecological samples for many screening applications. We believe that this feature, in addition to the range of tests that can be performed on a SoftKit sample and SoftKit’s low cost, makes SoftKit particularly attractive for use in large scale public health screening programs. We are also investigating the use of SoftKit in an internet-based, fee-for-service testing program outside of the United States

Current methods for breast cancer screening primarily comprise manual palpitation of the breast and radiographic methods, including classical radiography and mammography. Regular manual self-examination is recommended for all women, and periodic breast cancer screening using radiography or mammography is recommended for all women over the age of 40. These methods, however, are widely recognized as not providing the sensitivity needed in order to detect small early stage lesions, and are adversely affected by the presence of high density breast tissue. The high error rates associated with the use of imaging modalities, such as mammography on women having dense breasts (dense breasts being common in women under the age of 40), has led to medical societies and health authorities recommending against the use of these imaging methods when screening a woman under the age of 40 for breast cancer. Since the early 1990’s, it has been known that nipple aspirate fluid (NAF) can be used as a sample in the assessment of a woman’s risk of developing breast cancer, and that this method is applicable to the screening of women who have dense breasts. In our opinion, currently available collection devices for that application offerred by the competition lack either usability or market orientation and are much too expensive. The former CytoCore team started the development of the more market- and user-orientated BreastPap device. After the acquisition of MEDITE, their engineering team took over the project and are presently close to finishing the prototype. The goal is to sell affordable electro-mechanical-devices to cytology labs which then can be forwarded to their gynecologist clients. The gynecologist offices then will offer this breast cancer risk assessment test to its female patients in the age of 20 and up at a rate of approximately $75. MEDITE will therefore offer the collection device, the consumable set (including hygienic barrier) and also the necessary cancer marker for the diagnosis.

Cervical cytology specimens are traditionally prepared as “smears” where the cells on the collecting device are literally wiped or smeared onto a microscope slide.   In the mid-1990s, an alternative method, variously called a “monolayer” or “liquid-based” preparation (“LBP”), was introduced.   In this method, cells are washed off of the collection device into a preservative solution to form a cell suspension.   A portion of this cell suspension is then transferred to a microscope slide.   LBPs presently account for about 80% of the cervical cytology slides prepared in the United States (“U.S.”), but despite the technical benefits of LBPs, only about 20% of the cervical cytology slides in the European Union and much lower percentages in the rest of the world are prepared in this manner. The primary limitations to greater adoption of LBPs outside of the United States are the high equipment and ancillary supply costs associated with the two predominant LBP methods. With the acquisition of MEDITE, we sell two alternative LBP methods product lines, the SureThin line which is competing against the market leader Hologic, and the SafePrep line which is competing against the second largest market player Becton-Dickinson. Both product lines cover the complete set of consumables necessary to preserve, extract and process cells onto a microscopic slide. For the SureThin line, MEDITE also offers a processing device automatically extracting the cells from the preservative vial and transferring it on the slide. Both systems have a significantly lower price than the competition, which is increasingly important for some markets like the US, where a cytology laboratory needs to lower its cost due to lower reimbursement rates. This lower price level itself also creates new markets, where it is now more affordable even to smaller laboratories and can better compete against the traditional pap smear.

Once a cytology specimen has been deposited onto a microscope slide, it is stained in order to assist the cytologist in detecting and identifying the various features of the deposited cells that are relevant to determining whether the cells are normal, dysplastic or cancerous. We are developing several proprietary stains for use in cervical cytology and other screening applications. These stains are designed for first evaluation using our automated slide imaging and analysis system, but some may also be evaluated visually or using a flow cytometer.

Very important, as already mentioned in the overview paragraph above, we are developing a family of immunocytological assays that combine the measurement of bio molecular cancer markers and cell morphology in a single test. These assays are intended to detect the presence of specific proteins and other markers that are indicative of the presence of a target disease; allow characterization of abnormal cells in terms of the stage of disease present; or provide an estimate of the risk of disease progression. These assays are specifically designed to be compatible with each other and with our proprietary stains, and may be evaluated using our automated slide imaging and analysis system. An added benefit of our proprietary stains is that after the specimen has been evaluated using these stains, it can be counterstained with Pap stain for conventional confirmation and archiving. Internal laboratory test are showing a very high level of specificity and sensitivity, and we currently prepare a strategy for the clinical evaluation of at least one of these assays which will be starting soon. A system like this has the ability to displace the current expensive HPV testing methods (e.g. from Roche) by offering a significantly higher specificity and sensitivity which means a significant market opportunity.

When “reading” the cytology specimen, a cytologist traditionally examines the specimen by eye through a conventional optical microscope to detect, classify, record, mark, and report abnormal cells. While performing this examination, the cytologist is also referring to the patient’s medical history, assessing specimen adequacy, and capturing a variety of metrics and other information needed for regulatory compliance and operational purposes. Despite the widespread deployment of computers in the laboratory, many of these operations are still largely paper-based. Even in laboratories where medical histories are available to the cytologists in electronic form and reports are prepared on a computer, it is not uncommon for the data, and sometimes even draft reports, to be initially captured on paper and then transcribed.

Over the last few years, the former CytoCore team developed the prototype of an imaging system for computer aided diagnosis of the slides. The intent of a medical screening system like this is to differentiate between patients who show no evidence of the target disease state (“normals”) and those who do (“abnormals”). Patients who have abnormal screening results are offered follow-up testing to confirm, diagnosis, classify and determine the extent of disease and, where appropriate, determine the appropriate treatment. Patients who have a normal screening result are not offered these services. In order to allow scarce medical resources to be focused upon those patients having the greatest need, screening programs are structured to differentiate between normal and abnormal patients as accurately, rapidly, reliably and cost effectively as possible.

Although the evaluation of cervical cytology specimens by automated image analysis can be traced back to the 1940s and a number of capable systems have been developed, the FDA has not to date approved any automated image analysis system to “diagnose”, or classify as normal or abnormal, cervical cytology specimens without human intervention. The FDA has, however, approved several systems including the AccuMed (a corporate predecessor to CytoCore) TracCell™ for use in “mapping” or “location-guided screening”. In these systems, image analysis is used to identify potentially abnormal cells which are then presented to a cytologist for classification. This approach, which has been shown to reduce the time required to differentiate between normal and abnormal specimens, has been increasingly adopted by high volume laboratories, but is presently too expensive for most laboratories. We believe that our imager will be marketable at a price that will be affordable for most laboratories.

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

In 2014, with the increasingly deepening relationship to the Chinese partner UNIC, who is specialized and has developed digitalization systems for slides, we begun to merge both technologies together to shorten the time to market for this development.

Product Development and Research

With the acquisition of MEDITE and the startup of our Polish facility which includes the addition of eight electrical and design engineers, our 15 person engineering team’s goal is to shorten the development period and time to market for several ongoing and new R&D projects.

The former bio molecular cancer markers research laboratory in downtown Chicago was relocated to the northern suburb of Chicago in 2014, resulting in significant cost savings including much lower facility rent and reduced salaries. The team of experienced researchers in biochemistry, with successful track records and a very high reputation in that segment, are working on revolutionizing the diagnosis of pre-cancerous conditions in cytology and histology. Several markers are already found and the related intellectual property is secured.

All other developments in particular related to engineering skills and capabilities were transferred to the MEDITE product development department, including the new team in Poland. One example is the BreastPap development which was originally ordered from an external developing company, but is now improved and continued in its development by the new Polish engineering team. Due to its purpose of collecting breast aspirate cells for breast cancer risk assessment, the project manager is a female design engineer. MEDITE’s product development department is including engineering skills and technology in software development, multilayer circuit board design, electrical design, 3-D product design in (using the highly professional CREO design software), technical regulatory documentation and quality management based on its ISO certificate.

The main focus of the developing team in 2014 was working on innovative and new products like the cryostat M630, the manual microtome M380, the film coverslipper TWISTER, a cytology processor, the BreastPap and several module developments, including an new control computer with updating related control interface boards, and a new X-Y-Z robotic movement technology for the multistainer and tissue processor, a new user interface standard for all instruments, and a new standard control unit with color touch screen for most smaller instruments

Markets and Marketing Objectives

As described also in other paragraphs of this report, our target is basically the worldwide cancer diagnostics market. Currently we serve in particular the histology and cytology segments of this total market but we are open to entering other cancer diagnostics segments in the future when attractive economically. The total annual market volume of histology and cytology is approximately $5.8 billion with annual growth rates between 10 and 30% depending on the detailed market, cancer segment and country.

Cancer is a major threat for mankind and the recently published “World Cancer Report 2014” by the World Health Organization, states that the number of cases will increase by about 57% to 22 million cases in the next two decades. At the same time cancer deaths will rise from 8.2 million to 13 million per year.

MEDITE’s current and future products will assist in the early diagnoses of cancer with superior sensitivity for detecting precancerous and cancerous conditions, and provide the basis for more efficient and cost effective treatment through superior specificity which eliminates unnecessary tests and treatment for benign conditions originally suspected as precancerous or cancerous. The net effect of utilizing MEDITE’s anatomic pathology (tissue based) and cytology (cell based) products will result in more lives saved at lower costs.

While distributing currently into approximately 70+ countries of the world, our sales and marketing efforts are in particular focused on the three major regions of USA, China and Europe.

Currently the target groups are the histology and cytology laboratories as end users. In some countries we sell directly to these laboratories, while in other countries we sell indirectly to them through our international distributors. Several of the products that we are currently developing may also be sold to national health programs and/or non-governmental public health agencies, or possibly directly to consumers. We use several means like sales and technical training, advertising materials, special offers etc. to motivate our distributors selling MEDITE products. Depending on local markets, the contact to public health care organizations or other public authorities responsible for purchasing medical product is important. While in many markets the laboratories directly can decide about purchases, in others they have to undergo a tender process. Therefore it is important for MEDITE sales and marketing to act adapted to the final customer.

Worldwide, approximately 180 million Pap and 60 million breast cancer screening tests are performed annually. The potential market for each of these tests amounts to approximately 1.5 to 1.8 billion women. Bio-molecular screening, diagnostic, and treatment products consequently are being developed to detect disease states early so they can be dealt with before they become life threatening and expensive to treat. We are designing and developing products to satisfy this paradigm shift and focus more on diagnostic methods and tools for early detection.

With the new products currently in late stages of the development, like the BreastPap or the SoftKit, we are targeting different groups of end-users and establishing the logistics needed to reach and support these users. The BreastPap needs more public relations to inform women about the potential of having an easy and cost effective breast cancer risk assessment. Similarly, in addition to marketing to laboratories, the SoftKit is expected to be marketed to public health agencies as well as being directly marketed to the patient to motivate them buying it on the internet, a pharmacy or similar store. We will continue to adjust our marketing to the specific need of each product group.

For the cytology and histology laboratories, we usually have annual product catalogs with a wide overview of the related product lines. These are available in English, German and Polish languages and offered as export catalogs to our international distributors who translate them into the appropriate local languages. The catalogs are sent directly to the laboratories where we are selling directly.

The Company also uses advertisings in segment-specific journals like the “The Journal of Histotechnology” in the US or “Der Pathologe” or “Cyto-Info” in Germany to both offer specific products and to increase the overall brand recognition. Our international distributors usually do the same in their specific country.

MEDITE is also attending several local, national and international exhibition and congresses which are segment specific or medical product orientated like the NSH in the USA, the ECP in Europe, the Arab Health exhibition in Dubai and the Medica exhibition in Germany and many more.

Sales and Distribution

The Company is distributing its products to over 70 countries worldwide while focusing on the three major areas of USA, Europe and China.

Depending on their experience, strength in their local market and potential sales volume, MEDITE uses exclusive or non-exclusive distribution national contracts. Due to the fact that the three major competitors Leica, Thermo and Sakura are changing their distribution strategy more towards direct sales, several well established distributor contacted MEDITE to sell our products in the future instead.

In the USA, as it is currently our biggest market, sales and distribution is more diversified. MEDITE has managed to become an approved vendor for three of the largest hospital group purchasing groups, Premier, HealthTrust and Magnet, with a total of over 5,000 member hospitals and health care providers. The contract with Premier was successfully renewed in 2015, and with Magnet as well by the date of this report. About 98 % of health care providers are members of one or more group purchasing companies, and therefore it is very important in the US to be a registered vendor to realize sales with their members. Being a registered vendor means usually being just one out of two or three vendors in that segment for the member hospitals, and also being released from individual purchase contracts with each customer in using the general term of the hospital group purchasing organization. While in 2014 we have still not utilized the full potential of this distribution channel, we are working on realizing more in the future. A second distribution channel in the US is selling MEDITE products through other established sales organizations, utilizing their sales agreements with end users and through their sales representative network. This was increasingly an important part of the distribution network to grow sales in 2014, and will be in the future. The third distribution channel is direct sales using employed product specialist e.g. in cytology or even using our service employees for technical assistance, training, installation and sales. The channel of directs sales using the Company’s own employees or sales representatives is planned to be extended in the future.

In Europe, the Company is selling direct in Germany and Poland with employed regional sales representatives and through a network of independent distributors in all other countries. Some of these sales partners are working with MEDITE for more than a decade. MEDITE offers several dates each year for training of distributors sales and technical service employees for free to keep a high experience level for our products, and also to collect feedback information for product improvement and development.

For the Chinese market, MEDITE entered into a strategic distribution agreement with its local partner UNIC. The major shareholder and CEO is a professor of pathology and has established a wide network of sales teams in China and other Asian countries. With his help, the brand name MEDITE recognition already went up to the second place in the segment. MEDITE together with UNIC successfully got CFDA approval for all MEDITE histology instruments late 2014. Since then the UNIC team has been increasingly successful is selling MEDITE products in China with orders of over $500k as of the date of this report. The combined goal in China is to become the market leader in the histology and cytology market.

The rest of the world is covered by an experienced team of export professionals at the German facility also acting as logistic center. Especially in the medical area, a deep knowledge of customs, international regulatory restrictions, international payment terms and dangerous goods shipment regulations are major skills needed by these employees. MEDITE is approved and authorized by the AEO to manage several customs issues directly.

In the US and in Germany MEDITE also sells its consumables in online shops from its local websites, but still in a low volume.

Government Regulation, Clinical Studies and Regulatory Strategy

The development, manufacture, sale, and distribution of medical devices are subject to extensive governmental regulation worldwide. In the United States, our products are regulated under the Medical Device Amendments to the Food, Drug and Cosmetic Act (the “FD&C Act”) and cannot be sold, shipped or promoted in interstate commerce without prior “clearance” or “approval” by the FDA. In the European Union (“EU”), medical devices are regulated under the Medical Device, In-Vitro Device and other Directives that require that each product be CE Marked to show that it conforms to all of the requirements of the applicable Directive(s) before it can be imported into or sold in the EU. MEDITE products which are selling in the US are FDA registered and all have the CE mark. MEDITE is allowed to declare the CE mark due to its ISO certificate.

The regulatory systems in other major markets such as China and South America continue to undergo substantial changes and now in many respects resemble the system in the EU. In particular, the CE Mark is now accepted or required in essentially all significant markets other than the U.S. In addition to having to obtain the appropriate regulatory approvals, we are also required to register our products with the National Health Authority in many countries in which we expect to do business; may have our quality and manufacturing systems inspected and/or audited by representatives of various National Authorities; and may have to conform to additional regulations imposed by individual countries.

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

In the US most low to moderate risk medical devices that have legally marketed predicates receive “clearance” to market through a process described in Section 510(k) of the FD&C Act. In order to receive clearance under this so-called 510(k) process, a product must be shown to be “substantially equivalent” to an appropriate legally marketed “predicate device”. High risk devices and devices that do not have a predicate require “approval” via a Pre-Market Approval (“PMA”) submission in which de-novo demonstration of the safety and efficacy must be established.   Changes to a product, its intended use, and/or its labeling often require the submission of another 510(k) or PMA application.   Obtaining approval to market via the PMA process takes substantially longer and is far more expensive than obtaining clearance to market via the 510(k) notification process.

The e 2 Collector, which is the predecessor to the SoftPAP collector, was cleared for marketing by the FDA on May 31, 2002, and the SoftPAP collector received FDA clearance on January 31, 2008. Although most future Company products are expected to qualify for premarket clearance via the 510(k) process, some future products may require PMA approval.

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

Although Company registration to the ISO 13485 quality system standard is not required for companies selling Class I (lowest risk category) medical devices and products in the EU, such registration is for all practical purposes mandatory for companies selling products in Class II and higher. All products that are presently being sold and a significant portion of those that are in development are currently classified as Class I devices. However, some of our upcoming products are expected to be in Class II or Class IIa and some changes that are being discussed in the EU may, if they come to pass, result in the reclassification of some of our Class I products into Class II. Our quality system is presently registered to ISO 9001 which is the parent standard of ISO 13485. We presently expect that our quality system will be registered to ISO 13485 during 2015.

The CE Mark for a product must be renewed every five years and will generally also require renewal if the requirements imposed by these Directives and standards change. This renewal increases the cost of regulatory compliance. In addition, the specific quality system requirements imposed upon a product are determined by the risk category into which the product is assigned by the applicable Directives. All of our current and planned products are presently considered to be low risk devices and are assigned to Class I which imposes the lowest level of quality system requirements. If a new Company product falls within or a current is reclassified into a higher risk category, we will be incur higher regulatory costs in order to maintain the CE Mark on the affected product(s).

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

The Global Harmonization Taskforce (GHTF), which is comprised of representatives from major medical device regulatory agencies such as the FDA, has developed a single unified medical device identification system that will be mandatory as it is implemented worldwide.   These regulations went into effect in many countries during 2014 and will be going into effect in additional countries over the next two years. We are well positioned to comply with these new regulations as we have both the company and product specific codes mandated under this regulation for our current products and have the mechanisms in place to obtain additional such codes and the registrations of the affected products in the future. In a number of countries these regulations include user fees that will increase our cost of regulatory compliance.

We are also required to comply with certain environmental regulations with respect to products that are sold in various countries. One of these regulations is the Directive on Packaging and Packaging Wastes in the EU that: mandates the minimization of packaging; restricts the use of certain packaging materials; and imposes requirements, including possible “take-back” provisions, with respect to the recycling of packaging materials. All of our current products comply with the requirements of this Directive.   At present, we comply with the recycling portions of this Directive by ensuring that all packaging materials are compatible with recycling programs that are in place in the EU.   However, in the future we may be required to take a more active role in the recycling of certain types of products including possibly “taking back” and recycling laboratory instruments. Implementing a compliant take-back program will increase our operating and regulatory compliance costs.

In the EU electronic products, including clinical laboratory instruments are required to comply with two environmental Directives, one of which requires that the manufacturer “take back” and recycle the electronic portions of these instruments and the other (the so-called RoHS Directive) of which restricts the presence of certain materials in electronic products. We comply with the RoHS Directive by requiring our suppliers to use only RoHS complaint materials in the construction of our products.

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

Cost and Reimbursement

In the U.S., laboratory customers bill most insurers (including Medicare) for screening and diagnostic tests such as the Pap test. Insurers, such a private healthcare insurance or managed care payers, in addition to Medicare, reimburse for the testing, with a majority of these insurers using the annually-set Medicare reimbursement amounts as a benchmark in setting their reimbursement policies and rates. Other private payers do not follow the Medicare rates and may reimburse for only a portion of the testing or not at all. In addition, certain provisions of the Affordable Care Act are expected to significantly affect the reimbursements for many tests and diagnostic procedures. These changes are expected to be introduced over the next year or two Certain of the changes that have been proposed under the Affordable Care Act (ACA) would require that the cost effectiveness of novel new products be demonstrated in actual clinical use before CMS (the agency that manages Medicare) is allowed to provide reimbursement for such products. Historically, however, the medical community has generally been reluctant to adopt, or in some cases even to evaluate, novel products unless reimbursement is available. If these proposed ACA rules go into effect in their present form it is anticipated that the cost and time required to introduce a novel product into the US market will be substantially increased.

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

Our ability to successfully commercialize the current and future products will depend, in part, on the extent to which coverage and reimbursement for such products will be available from third-party payers in the U.S. such as Medicare, Medicaid, health maintenance organizations and health insurers, and other public and private payers in foreign jurisdictions. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. In some countries, our ability to commercialize products will also depend upon us becoming a qualified bidder on the tender offers issued by the National Healthcare Authority. When we succeed in bringing products to the market, we cannot be assured that third-party payers will pay for such products or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., competitive bidding for clinical laboratory services within the Medicare program, so-called “pay-for-performance” programs implemented by various public and private payers, etc.) that could potentially impact coverage and/or payment levels for current or future MEDITE products.

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

MEDITE is currently focused upon histology and cytology which are the two major segments of the anatomic pathology market. Each of these segments is dominated by only 2 – 3 major players. In histology our own manufactured instrument line competes with those from Leica, Sakura and Thermo-Fisher while in cytology our current SureThin and SafePrep product lines compete with products from the Cytyc Division of Hologic and the TriPath Division of Becton-Dickinson. Unlike certain of these competitors, MEDITE is a global one-stop supplier for all histology and cytology laboratories.

In histology our new patented fully automated system “Histo-Revolution” will become the only system worldwide which can provide a fully automated lab-in-one solution in histology. Due to our patent protection this technology isn’t replaceable until 2032 and no other company will be able to duplicate this.

In cytology we are currently developing a versatile fully-automated, objective analysis and diagnostic system for cancer screening that can be used with our current liquid based cytology SureThin line and the former CytoCore developed C1 stain, which is highly reproducible and produces staining results within seconds. This same system can be used with our newly developed Biomarker IL10 for cancer risk assessment and, unlike the few competing systems, is specifically designed to perform cytological screening for a broad range of cancers when equipped with the appropriate software and reagent modules.

We are also preparing the former CytoCore products Softkit, SoftPap and BreastPap for market introduction, CE marking and FDA and CFDA approval.  As a result of recent advances in the area of molecular diagnostics, we believe the market for such improved sample collection products will significantly increase over the next years.

In general, we believe that our products must compete primarily on the basis of clinical performance, accuracy, functionality, reliability, quality, product features and effectiveness in standard medical applications while being sufficiently versatile to support future applications. We also believe that cost control and cost effectiveness are additional key factors in achieving and maintaining a competitive advantage. We focus a significant amount of product development effort on producing systems and tests that will not add to overall healthcare cost.

Operations

Our operations are divided in sales and marketing, research and development (including information technology), technical service, accounting and administration and manufacturing. The quality assurance is manage internally independent and authorized to act when necessary without a management agreement.

MEDITE instruments and certain other products are manufactured in our factory in Burgdorf, Germany. Product manufacturing is monitored by Underwriters Laboratories (UL) while our quality system is periodically audited by TUV-Sud. Small lot manufacturing with Kanban flow control and ERP management is used to ensure the timely delivery of our smaller instruments while minimizing our finished goods inventories. Larger instruments, most of which are customized to meet the unique requirements of their purchasers, are manufactured to order with a short turnaround. Extra safety stock is maintained for the few single source items that are used in our products while qualified second sources are maintained for all other critical items. All incoming purchased goods intended for resale, whether or not under the MEDITE brand name, or for use in the manufacture of MEDITE products, are subject to intensive incoming inspection, and all finished MEDITE manufactured products receive intense final quality control testing including 24-48 hour burn-in, as appropriate, to the specific product before shipment. MEDITE additionally audits and monitors the quality systems of third party suppliers of MEDITE-branded consumables and supplies.

The sales and distribution department is organized into the two major departments of direct sales and export (distributors). For direct sales the goal for consumables and smaller instruments is to ship them within 24 hours after the receipt of the order. The export department is handling quotes, orders and shipments to almost every country worldwide. Every query should be answered within 24 hours. After receiving an order for larger equipment the manufacturing department informs the export department of the expected shipping date.

The MEDITE enterprise resource planning system is an integrated software package that handles sales, material management and production planning. It is also automatically connected to the accounting system, transferring customer and supplier invoices, payments and the material consumption as a just in time controlling tool.

Intellectual Property

We rely on a combination of patents, licenses, trade names, trademarks, know-how, proprietary technology, trade secrets and policies and procedures to protect our intellectual property. We consider such security and protection a very important aspect of the successful development and marketing of our products in the U.S. and foreign markets.

Patents, trademarks and copyrights are essential components in the protection of our intellectual property worldwide. As we manufacture and sell products globally, we have designed our intellectual property strategy to provide the necessary protection while containing and managing the associated costs. Two of the major components of this strategy are the aggressive filing of “provisional” patent applications in the US and of filing utility patent applications under the Patent Cooperation Treaty (PCT) or similar entry points into national patent offices worldwide.

With the passage of the America Invents Act (AIA), the patent systems in all major countries now award patents on a “first-to-file” basis that places a premium upon filing one or more patent applications as soon as it is determined that an invention meets the minimum standards for patentability. This filing is in the form of a “utility” application that meets all of the requirements for examination by a patent office. The US, however, is unique in offering the opportunity to file “provisional” patent applications that, while not being in form for examination and not providing any formal rights or protections, is accepted by almost all countries as officially establishing the “priority” or invention date for utility applications that are derived from it within one year of the date of the filing of the provisional application. Provisional applications therefore provide a means of obtaining the earliest possible priority date while allowing time to refine and expand the scope of the invention and associated claims that are included in any resulting utility application. Our practice is to convert each of our provisional patent applications into some number of utility patent applications within this 12-month period. In most cases each provisional application results in one utility filing.   However, in some cases a single provisional application can generate two or more separate utility applications and/or multiple provisional applications can be consolidated into a single utility application. During the examination of a utility application, the examining patent office may require us to divide the application into two or more separate applications or we may file a continuation-in-part patent application that expands upon the technology disclosed in an earlier patent application and which has the potential of superseding or improving upon the disclosure of the earlier application. For these reasons, estimating the number of patents that are likely to be issued based upon the number of provisional and utility applications filed is difficult.

Prior to filing a utility application in the U.S., we review the application to determine whether obtaining patent coverage for the invention outside of the United States is necessary or desirable to support our business model.   If so, a utility patent application is filed through a Patent Cooperation Treaty (“PCT”) receiving office. This approach allows us to select the most appropriate receiving office to perform the initial patentability assessments while providing a single entry point into over 120 national patent offices worldwide. Depending upon the nature of the invention and business considerations, we typically nationalize PCT applications in some number of countries, the number depending upon anticipated market size and the locations of potential competitors.

We routinely prepare and intend to continue to prepare additional patent applications for processes and inventions arising from our research and development process. The protections provided by a patent are determined by the claims that are allowed by the patent office that is processing the application. During the patent prosecution process it is not unusual for the claims made in the initial application to be modified or deleted or for new claims to be added to the application.   For this reason, it is not possible to know the exact extent of protection provided by a patent until it issues. Recent changes in US patent law, particularly conversion to a “first to file” system and introduction of a challenge period after a patent is granted may influence our IP strategy, especially as related to the filing of provisional applications.   Several recent court decisions are also expected to influence these decisions as will the possible availability of the long awaited unitary EU patent.

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

Our products are or may be sold worldwide under trademarks and copyrights that we consider to be important to our business. We own the trademarks relevant to these products and may file additional U.S. and foreign trademark and copyright applications in the future.

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

Research and Development Expenditures

Our research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize mainly in-house research and development personnel and in some cases external research and development services including collaboration with universities, medical centers and other entities. Our research and development activities are presently conducted in the United States, Germany and Poland.

We believe research and development is critical to the success of our business strategy. Our research work in the area of chemical and biological components is expected to continue for the foreseeable future as we seek to refine the current process and add additional capabilities to our analysis procedure, including the detection of other forms of cancer and precursors to cancer. We anticipate the need to invest a substantial amount of capital, including the cost of clinical trials, required to complete current developments and bring it to market.

The continuing development of new and update existing technology and consumables for histology and cytology to further increase our competitiveness we believe to spend a certain percentage of our revenue also in future years. With a further growing level of revenues we expect that percentage decreasing.

Components and Raw Materials

Most of the materials used in Company products are readily available from multiple diversified sources. As these raw materials typically account for less than 10 % of the cost of the product, changes in prices for these materials will have no significant influence to the manufacturing costs.

For paraffin the raw material is oil based and therefore the price is fluctuating depending on the raw material price. Therefore also our sales prices are flexible.

Some of the staining solutions reagents are depending on specific chemicals where the price also is fluctuating. Usually we try to have a price fixed with our supplier for one year to cover that risk.

The availability of electronic and electrical parts for circuit board manufacturing is another issue we are closely monitor. For critical parts our suppliers give us a 12 month notice before discontinuing parts and, if necessary, we place a one-time order for a sufficient number of these parts to support the continued manufacture and support of all MEDITE products that use the part for the anticipated life of the MEDITE product. In addition we take advantage of the extended availability programs that are offered by some manufacturers of electronic components and assemblies. We also try to transfer this discontinuing risk to our external circuit board module supplier.

Working Capital Practices

For further growth our need for working capital is expected to increase too. More revenue means an increase of inventory necessary to fulfill orders in time and also an increase of receivables. While the Company creates cash-flow from its operations, this is expected to be insufficient to finance the necessary increase of working capital.

The current level of working capital is partially financed by equity and working capital credit lines from the bank of the German subsidiaries. However, our credit lines have only very limited availability. In order for us to continue to grow the business, we plan on raising additional funds through the sale of equity securities.

We believe that future growth in sales of the existing and future MEDITE products will contribute higher operational cash-flows to finance working capital.

Employees

As of December 31st, 2014, we employed a total of 76 employees including 8 trainees and 7 part time employees which means 67 full-time-equivalent. None of our employees are members of a labor union.

Financial Information about Foreign and Domestic Operations and Export Sales

Markets outside of North America are an important factor in our business strategy. Any business that operates on a worldwide basis and conducts its business in one or more local currencies is subject to the risk of fluctuations in the value of those currencies against the dollar, as well as foreign economic conditions. Such businesses are also subject to changing political climates, differences in culture and the local practices of doing business, as well as North American and foreign government actions such as export and import rules, tariffs, duties, embargoes and trade sanctions. We do not regard these risks, however, as a significant deterrent to our strategy to introduce our MEDITE product lines to foreign markets in the future. Our current operations include payments and receivables in the three currencies of USD, EURO and Yen. For USD and Euro we try to naturally hedge them by having revenues and expenses in both currencies. Even in not handling other currencies directly the exchange rates to the USD and Euro might influence our cost and prices indirectly. We will attempt to adopt strategies to minimize the risks of changing economic and political conditions within foreign countries.

During the fiscal year ended December 31st, 2014, we had direct foreign operations in Germany, Poland and Austria and distributed to approximately 70 countries in total.

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

Risks Related to Our Business

There is no guarantee of future profitability.

With the completion of the merger between MEDITE and the former CytoCore, the operations of MEDITE are now burdened with the R&D and general administrative overhead of CytoCore, including the burden of now being a Securities and Exchange Commission registrant company. Future revenue growth and expense control will be dependent upon a number of factors, which may or which will be out of our direct control. We therefore cannot guarantee that we will be able to achieve full profitability in the near- or long-term future.

We may be unable to grow our business.

The Company has traditionally funded its operations in Germany through its income from operations and through working capital lines of credit with a local bank in Hannover. As of the date of this filing, the Company has only very limited availability under its master credit lines and therefore in order to grow the business will be dependent upon raising capital in the form of equity or debt. The Company is unable to guarantee that it will have readily available funds in the form of equity or debt or that that funding, if it should become available will be on terms acceptable to the Company. If the Company is unable to raise additional funds when necessary, it may be unable to take advantage of profitable growth opportunities in new and emerging markets or be unable to develop new products to meet the needs of its customers

Our future success will depend on our ability to develop new products and respond to technological changes in the markets in which we compete.

Our long-term ability to generate product-related revenue will depend, in part, on our ability to identify products and product ideas that may utilize the different components of the MEDITE product lines. Our ability to successfully continue developing new and updating our existing product line is important to keep and increase our competitiveness.

In addition, the markets for our products are characterized by rapid technological developments and innovations. Our success will depend in large part on our ability to correctly identify emerging trends, enhance capabilities, and develop and manufacture new products quickly, in a cost-effective manner, and at competitive prices. The development of new and enhanced products is a complex and costly process. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce such new products and enhancements. Our choices for developing products may prove incorrect if customers do not adopt the products we develop or if the products ultimately prove to be medically or commercially unviable. Development schedules also may be adversely affected as the result of the discovery of performance problems. If we fail to timely develop and introduce competitive new products, our business, financial condition and results of operations would be adversely affected.

Our products are subject to government regulation and they may not receive necessary government approvals.

The development, manufacture, sale and use of our products in the U.S. is subject to extensive regulation by the FDA as well as other governmental agencies at both the federal and state level. We must meet significant FDA requirements before we receive clearance or approval to market our products. Included in these FDA requirements may be the performance of lengthy and expensive clinical trials to prove the safety and efficacy of the products. We have limited experience in conducting and maintaining the preclinical and clinical trials necessary for regulatory approval, and face the risk that results in later trials may be inconsistent with results from earlier trials. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising early trial results.

Delays in receiving governmental approvals can be costly in terms of lost sales opportunities and increased clinical trial costs. The speed with which we complete such trials and receive approval will depend on several factors, many of which are beyond our control, including but not limited to, the rate of patient enrollment and retention, negative tests results, analysis of data obtained from testing activities and changes in regulatory policies. The FDA is in the early stages of a system level review that is widely expected to result in significant changes in the way that medical devices are regulated in the United States. Similarly, the European Union is in the later stages of revising the Directives that apply to the regulation of medical devices in the EU, and other countries, particularly in Asia and Latin America, are undertaking similar efforts.

Even if these trials are successfully completed, we cannot be certain that regulatory approval to market these products will be granted, or that approval, if granted, will not be limited to specific indications for use or product claims. Obtaining regulatory approval is expensive, time-consuming and uncertain, and is expected to become even more so as a consequence of legislative and regulatory changes and initiatives that have recently been initiated in the United States, European Union and other jurisdictions.

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

Once a product gains regulatory approval, whether in the United States or abroad, the product remains subject to regulatory requirements, including the monitoring of the performance of the product and the reporting of any adverse events that may occur to the pertinent regulatory authorities. Failure to comply with post-approval requirements can, among other things, result in warning letters, recalls, fines, injunctions and suspensions or revocations of marketing licenses. Any enforcement action, even if unsuccessful, would be time-consuming, expensive, and potentially damaging to our reputation.

Finally, we may be restricted or prohibited from marketing or manufacturing a product, even after obtaining product approval, if the regulatory criteria change or if any unknown problems arise with respect to the product, its use or manufacture,. With the widespread use of any product or device, serious adverse events may occur. Any safety issues could cause us to suspend or cease marketing our approved products, possibly subject us to substantial liabilities, and adversely affect our ability to generate revenues.

Changes in third-party reimbursement may negatively affect us.

Widespread adoption and commercial acceptance of our product lines in the United States and other countries is, in part, dependent upon the ability of healthcare providers and laboratories to secure adequate reimbursement from third-party payers such as private insurance plans, managed care organizations, Medicare and Medicaid, and foreign governmental healthcare agencies. We cannot guarantee that third parties will add our products to the coverage and that reimbursement will in fact be provided, that it will continue to be available, or that reimbursement levels will be adequate to enable healthcare providers and laboratories in the United States and other countries to use our products instead of conventional methods or existing therapies.

Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. There can be no assurance that foreign third-party payers will provide or continue to provide coverage, which third-party reimbursement will be made available at adequate levels, if at all, for our products under any such foreign reimbursement system or that healthcare providers or clinical laboratories will use our products in lieu of other methods. We also will be required to secure adequate reimbursement for any new products we develop or acquire, and we may not be able to do so successfully. In addition, in a significant number of countries the purchase of medical products of the types sold by MEDITE is by way of competitive tender bids at the local, regional and/or national level. We cannot be certain of winning any or all of the tender competitions that we enter. Such tender programs can also impose price caps and/or other constraints upon the revenues that we can realize from such programs.

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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company, this healthcare reform law will materially impact us. Certain provisions of the law will not be effective until 2015 and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood. However, on June 28, 2012, the United States Supreme Court upheld the constitutionality of the law's mandate requiring individuals to purchase health insurance but rejected specific provisions that would have penalized states that did not expand their current Medicaid programs. As a result of this ruling and other factors, we expect implementation of most of the major provisions of the law to continue. As currently enacted, the law imposes on medical device manufacturers a 2.3 percent excise tax on gross U.S. sales of Class I, II and III medical devices beginning in 2013. This tax burden may have a material, negative impact on our results of operations and our cash flows. Other provisions of this law as currently enacted, including comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products, reduce medical procedure volumes or increase cost containment pressures on us or other participants in the healthcare industry could adversely affect our business and results of operations.

Our international operations will expose us to additional risks.

We expect that international sales will continue to account for a significant portion of our revenues and believe it is a key element to our future success. As a result, we may be subject to the risks of doing business internationally, including:

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

The integration of future acquisition may present challenges and impair our ability to realize the anticipated

It might be possible to manage future acquisition to further increase the competitiveness of MEDITE. This may face significant challenges in combining operations in a timely manner. The failure to successfully integrate future acquisitions into our company and to successfully manage the challenges presented by the integration process may result in us not achieving the anticipated benefits of the acquisition including operation and financial synergies of the acquisition which may have the effect of depressing the market price of our common stock.

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

Our success and growth depend on the market acceptance of our existing and future products. We do intend to maintain and increase a direct sales force to certain markets and sell our products but also depend on third party sales structures like distributors in many countries. Therefore, in order to successfully market and sell our products, we must be able to negotiate profitable distribution, marketing and sales agreements with organizations that have direct sales forces calling on domestic and foreign market participants that may use our products. We would not have the ability to control any such third party distributors and such third parties may focus resources on other products that generate larger profit contribution for them.

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

Occasionally, some of our products may have quality issues resulting from the design or manufacture of the product or, in the case of the platform, the hardware and software used in the product. Often these issues can be discovered prior to shipment and may result in shipping delays or even cancellation of orders by customers. Other times problems could be discovered after the products have shipped, which would require us to resolve issues in a manner that is timely and least disruptive to our customers. Such pre-shipment and post-shipment problems would have ramifications for us, including cancellation of orders, product returns, increased costs associated with product repair or replacement, and a negative impact on our reputation.

We may be subject to product liability actions.

In addition, the sale and use of our products entail a risk of product failure, product liability or other claims. Coverage is confirmed by an insurance company up to $5milion, becoming increasingly expensive, and we may not be able to obtain adequate coverage at an acceptable cost in the future or the coverage may not be sufficient. Any product liability claims and related litigation would likely be time-consuming and expensive, may not be adequately covered by our insurance coverage, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities. Until now we never had a case of liability actions against the company.

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

We currently rely on third-party distributors for the sale and distribution of our products in most countries. Our relationships with these distributors, therefore, must remain positive. We have a good history of working with these companies but have only limited control over their performance. We cannot predict the success of these relationships or the efforts of these companies in marketing the MEDITE product line. Our sales and marketing efforts, including those of our distributors, may not be sufficient to successfully compete against more extensive and well-funded operations of certain of our competitors. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers.

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

Our success depends on identifying, hiring, training, and retaining qualified professionals. Competition for qualified employees in our industry is intense and we expect this to remain so for the foreseeable future. If we were unable to attract and hire a sufficient number of employees, or if a significant number of our current employees or any of our senior managers resign, we may be unable to complete or maintain existing projects or develop and implement new projects of similar scope and revenue. Our success is particularly dependent on the retention of existing management and technical personnel, including Michaela Ott, Chief Executive Officer, Robert F. McCullough, Jr., Chief Financial Officer, Michael E. Ott, Chief Operating Officer, Richard A. Domanik, Ph.D., Michael Jolley, Ph.D, both key researcher. The loss or unavailability of the services of these executives could impede our ability to effectively manage our operations.

We may not be able to get a written settlement on the legal proceeding with D&D Technology and may need to continue defending that case

We have a litigation case with D&D Technology, Inc., Union, NJ, about third party development costs. As of the filing this case is verbally settled with a final payment of $15,000 by MEDITE to D&D Technology, the written settlement is pending. While both parties’ attorneys verbally agreed on this settlement there is a risk that the final written settlement will not be executed and we need to continue to defend the case which would result in additional attorney fees, higher settlement amount and additional court expenses.

We have an on-going lawsuit with Hologic Deutschland GmbH (Germany)

On August 2013, the German local state court ruled the Company was not in breach of claims pursued by plantiff, Hologic Deutschland GmbH, Germany. However, the court ruled the Company must clearly differentiate their products in the German market from those offered by Hologic or be subject to court imposed penalties with a limit of $304,000. Hologic has appealed the verdict and in addition the Company has appealed the provision of the verdict which applies to the possible penalty as described.

We may need to expand our operations and we may not effectively manage any future growth.

As of December 31, 2014, we employed 76 persons. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Common Stock

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares.

Our common stock is currently eligible for quotation on the OTCQB - the middle tier of the three marketplaces for trading over-the-counter stocks provided and operated by the OTC Markets Group - however trading to date has been limited. If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares. We currently may not meet the initial listing criteria for any registered securities exchange. The OTCQB is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

The historically volatile market price of our common stock may affect the value of our stockholders’ investments.

The market price of our common stock has in the past been highly volatile. In fiscal years 2014 and 2013, the price of our common stock traded in a range of $0.50 to $10.00 per share (adjusted by the 1:100 reverse split). This volatility is likely to continue for the foreseeable future.   Factors affecting potential volatility include:

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

We are authorized to issue up to 10,000,000 shares of preferred stock. As of December 31, 2014, we had: 47,250 shares of Series A convertible preferred stock outstanding, which convert into approximately 21 shares of our common stock; 93,750 shares of Series B convertible preferred stock outstanding, which convert into approximately 375 shares of our common stock; 38,333 shares of Series C convertible preferred stock outstanding, which convert into approximately 192 shares of our common stock; 175,000 shares of Series D convertible preferred stock outstanding, which convert into approximately 1750 shares of our common stock; and 19,022 shares of Series E convertible preferred stock outstanding, which convert into approximately 524 shares of our common stock. There are cumulative dividends due on the Series B, Series C, Series D, and Series E convertible preferred stock, which may be paid in kind in shares of our common stock. Our Certificate of Incorporation permits our Board of Directors to issue the remaining 5,143,137 undesignated shares of preferred stock with such voting rights, if any, designations, rights, preferences and limitations as the Board may determine. At December 31, 2014, we had outstanding warrants to purchase an aggregate 58,515 shares of our common stock. The issuance of shares of our common stock upon the conversion of our preferred stock, or upon exercise of outstanding warrants, would cause dilution of existing stockholders’ percentage ownership of the Company. In addition, in connection with our acquisition of MEDITE, we issued 14.68 million shares of our common stock to the stockholders of MEDITE. Holders of our preferred and common stocks do not have preemptive rights, meaning that current stockholders do not have the right to purchase any new shares in order to maintain their proportionate ownership in the Company. Such stock issuances and the resulting dilution could also adversely affect the price of our common stock.

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

We occupy a total of 68,208 square feet of property of which 24,324 is leased space. The owned building at the address Wollenweberstrasse 12, 31303 Burgdorf, Germany has a size of 43,884 square feet. In addition we use a leased neighborhood building with an additional 11,302 square feet in space for manufacturing. This contract has a three month termination term. The headquarter facility at the address 4203 SW 34th Street, Orlando, FL 32811, USA with a space of 5,520 square feet is leased until July 31st, 2018 and the research laboratory facility at address Unit 306, 888 E. Belvidere Road, Gryslake, IL 60030, USA with a space of 1,904 square feet is leased until June 30th, 2016. The facility in Poland for R&D and some manufacturing has a size of 5,597 square feet at the address of ul. Zabia 2, 65-158 Zielona Gora, Poland and while lease contract is ending August 2017 we are able to use a three month termination term too. We consider our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for their intended purposes and to have capacities adequate to meet current and projected needs for our operations.

The terms of our current facilities leases vary from 3 months’ notice for part of the German and 6 month notice for the Poland facility to a term agreement until June 30, 2015 for the laboratory facility in the Chicago area and until July 31, 2018 for the Orlando facility. The monthly rent for the Orlando facility will increase from currently $2,345 to $ 2,563 per month in the last year. The previous down town Chicago facility lease contract term is October 30, 2016 with a monthly lease of $4,270. This facility currently is subleased at $3,816 per month.

Item 3.	Legal Proceedings

We have a litigation case with D&D Technology, Inc., Union, NJ, about third party development costs. As of the filing this case is verbally settled with a final payment of $15,000 by MEDITE to D&D Technology, the written settlement is pending. All expected liabilities are accrued in our financial statement.

On August 2013, the German local state court ruled the Company was not in breach of claims pursued by plantiff, Hologic Deutschland GmbH, Germany. However, the court ruled the Company must clearly differentiate their products in the German market from those offered by Hologic or be subject to court imposed penalties with a limit of $304,000. Hologic has appealed the verdict and in addition the Company has appealed the provision of the verdict which applies to the possible penalty as described.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “MDIT”. The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the OTCQB. These quotations reflect inter-dealer prices, may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions (share price adjusted due to the reverse split of 1:100).

	High	Low

Year Ended December 31, 2014
1st Quarter	$10.00	$1.01
2nd Quarter	$3.75	$1.90
3rd Quarter	$3.10	$0.52
4th Quarter	$9.00	$1.50

Year Ended December 31, 2013
1st Quarter	$2.60	$0.54
2nd Quarter	$2.50	$1.10
3rd Quarter	$2.00	$0.50
4th Quarter	$2.00	$1.00

Holders

As of May 6, 2015, we had approximately 440 record holders of shares of our common stock.

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

We have a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $ 1,890,251 at December 31, 2014, $ 1,763,395 at December 31, 2013, which we intend to pay through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.

Stock Transfer Agent

Our stock transfer agent is Computershare Shareowner Services, 199 Water Street, 26 th Floor, New York, New York, 10038 and its telephone number is (212) 805-7100.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013, the former CytoCore issued an aggregate of 150,000 shares of restricted, unregistered common stock to qualified investors for $300,000, or $2.00 per share.

During the year ended December 31, 2013, the former CytoCore issued to two of its directors, Mauro Scimia (“Scimia”) and Xavier Carbonell (“Carbonell”), 9,028 and 18,055 shares of restricted, unregistered common stock, respectively, for consulting services rendered, and the Company recorded a charge of $52,500, or $2.00 per share, as a selling, general and administrative expense.

The former CytoCore during the year ended December 31, 2013, also issued 23,461 shares of restricted, unregistered common stock to a consultant for services rendered, and recorded $36,000 as a selling, general and administrative expense.

During the year ended December, 2013, Robert McCullough, our Chief Executive Officer and Chief Financial Officer, converted $3,250,000 of debt owed to him into 1,625,000 shares of restricted, unregistered common stock at a price of $2.00 per share.

In addition, the former CytoCore issued to two current independent directors, Alexander Milley and Dr. John Abeles, an aggregate 75,000 shares of restricted, unregistered common stock, respectively, for past directors fees totaling $150,000, or $2.00 per share. Also, the Company recorded the payment of $50,000 for services rendered to a former director in the form of 25,000 shares of restricted, unregistered common stock valued at $2.00 per share. These shares have not yet been issued.

During the year ended December 31, 2013, the former CytoCore issued to Augusto Ocana (“Ocana”), a director and vice president of the Company, 18,055 shares of restricted, unregistered common stock, for services rendered. The former CytoCore recorded a charge of $35,000, or $2.00 per share, as a selling, general and administrative expense.

During 2014, the company issued 1,259,625 shares for $2,024,400 in equity proceeds emanating from the sale of unregistered stock associated with two private placements (PIPE) “Private Placement in Public Entity” at $1.60 per share.

During 2015, the company issued 240,625 shares at $1.60 for proceeds of $385,000.

The Company owes Ventana Systems approximately $21,000 under a 2001 promissory note in the original principal amount of approximately $62,000. The note matured in 2003 and has been in default since then. On February 23. 2015, Ventana Medical Systems agreed to convert the Series “D” Preferred Stock, Stated and Liquidation value, $525,000 and accrued dividends of $660,000 into 12,100 shares of the Company’s unregistered common stock. In addition, the Company agreed to pay Ventana Medical Systems remaining outstanding principle and interest of $38,281 for a note dated November 30, 2003 currently in default.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

MEDITE Cancer Diagnostics, Inc. (the “Company”, “we”, or “us”), formerly CytoCore, Inc., is a medical technology company specializing in the development, engineering, manufacturing and marketing of premium medical devices and consumables for detection, risk assessment and diagnosis of cancer and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10 and 30%.

The year 2014 was a transitional year and very important for the Company, with challenges, tremendous achievements and changes for the Company. By acquiring MEDITE, the Company changed from just research operations to an operating company with 76 employees in three countries, a distribution network to about 70 countries worldwide, a well-known and established brand name, a wide range of selling products and the established infrastructure necessary for a company acting in the medical industry. Both company structures and cultures were successfully merged to one new company organization.

Even during this transitional year, the Company was successfully growing by 10 % to revenues of $11 million on a consolidated basis.

Several synergies were realized with this strategy, e.g. a cost reduction of the former CytoCore research segment by about 50%, complementary products in the cytology product segment in now addressing all components from cell collection through cell processing, to finally diagnostic tools like cancer markers and screening systems. Some of these products are already selling and some are in a late stage of development expecting to sell within one or two years.

The cancer markers developed by the former CytoCore over the last three years are showing excellent results in internal studies. Clinical trials have not been started yet. In management’s opinion, one of the prognostic cancer markers has the ability to displace the current expensive HPV testing methods (e.g. from Roche) by offering a significantly higher specificity and sensitivity. It is not just indicating there is a risk of cancer because of the detection of an HPV virus. Instead it identifies the small fraction of HPV infections that are likely to progress to cancer. It is testing all cells and therefore is showing much better results. It even reduces the cost and disadvantages for the patient of false positive diagnosis. By bringing this promising product into the market, the Company already set a strategy which will be a major goal for the next two years.

Another major goal achieved in 2014 was the market entrance into China, the fastest growing, and by 2016 we expect to be the largest, market for our products. With our Chinese distributor UNIC Medical, we successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices. The UNIC sales team now can sell MEDITE products in China and is successfully doing so already. By the date of this report, orders for over $500,000 from China have already been placed. Also, together with UNIC, we are part of a government supported project to standardize the histology laboratory process there using MEDITE equipment and consumables for the processing aspect of the process, CytoCore assays, and the UNIC technology for digitalization and computer aided diagnostics utilizing the latest cloud technology.

Several other innovative product developments were brought closer to marketability in 2014. As of the date of this filing, the German priority patent for the fully automated histology lab, a Lab-In-One unit, has been granted. This technology is in demand within the market, following the trend toward higher automation in the industry and has the ability change the competition in histology.

In the cytology segment, the SureThin product line revenue grew in Europe. To sell the complete set in the US, and therefore compete against Hologic’s products, a US Food and Drug Administration (“FDA”) application is in the preparation process and is expected to be submitted soon. This would open a great opportunity to offer a much cheaper alternative to the existing market leading brand and to win market share of this $600m market.

Finally, several important formal achievements for the OTC listing were also realized in changing the Company’s name to MEDITE Cancer Diagnostics, Inc., using the worldwide established brand which better describes the Company’s focus. We also completed a 1:100 reverse split of our outstanding common stock which significantly reduced the amount of our outstanding shares of common stock and also had the effect of increasing our share price.

Outlook

Management believes that its current business will continue to grow and to improve profitability and cash-flows because of new promising products, additional distribution contracts executed in the last two years and the general growth of the segment. Significant on-going operating expenditures will be necessary to successfully implement our business plan and to develop, manufacture and market our products. To realize the planned growth, management will focus its efforts in finishing and gaining approval for the products currently under development, increase direct sales in the USA and continue to work on the Chinese market with the local distributor UNIC. We also will work on continuously optimizing manufacturing cost to increase our gross margin. Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing, and management will develop strategies to raise additional capital during the year 2015. If we are unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities, and in the extreme case, cease operations. No assurances can be given about our ability to obtain capital. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

In 2013 the daily average exchange rate from Euro to USD was approximately $1.328. In 2014 the rate was approximately $1.329. However, in 2015 through the date of the filing, the daily average rate has dropped to $1.112. Should that reduction continue throughout the year, our results USD will appear lower on a year over year basis as approximately 90% of our activity currently occurs in Euros.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements under footnote 2: Revenue recognition, allowance for doubtful accounts, use of estimates and consolidation.

Results of Operations

Fiscal Year Ended December 31, 2014 as compared to Fiscal Year Ended December 31, 2013 (Dollars in thousand)

Because our merger between the former CytoCore, Inc. and MEDITE Enterprise, Inc. was recorded for accounting purposes as a reverse merger, the historical financial statements of the Company became those of MEDITE Enterprise, Inc. All of the transaction history of the former CytoCore, Inc. prior to the merger is no longer included in the attached financial statements. Therefore certain items in the statement of operations are not directly comparable from 2013 to 2014 because they include the results of the former CytoCore, Inc. in 2014 but only the results of MEDITE Enterprise, Inc. are shown in the results for 2013.

 Revenue

Total revenues of $10,983 for the fiscal year ended December 31, 2014 represented an increase of $1,025, or 10.3%, from revenues of $9,958 for the fiscal year ended December 31, 2013. This increase was mainly a result of the growing sales of the recently market launched cytology product lines to $1,852 (+38%) and the growing revenue in the USA to $1,396 (+107%).

Costs and Expenses

Cost of Revenues

Cost of revenues represents the cost of the product sold, freight, and other costs of selling our products. Cost of revenues totaled $7,164 (65% of revenue) for the year ended December 31, 2014, as compared to $5,746 (58% of revenue) for the year ended December 31, 2013. This mainly resulted from a higher percentage of distributor versus direct sales in 2014 compared to 2013.

Research and Development

Research and development expenses are an important part of our business to keep our existing products competitive and to develop new innovative solutions with interesting market potential that will help us grow future revenues. These expenses include research work for cancer marker consumables and developing work, including engineering and industrial design, for histology and cytology laboratories worldwide. Major parts of these expenses are payroll-related costs for in-house scientific research, mechanical and electrical engineering, instrument related software development staff, prototype expenses and material purchased for R&D.

For the 2014 fiscal year, research and development expenses increased to $1,243 compared to $934 for 2013. This increase of $309 or 33% is the result of the inclusion of the former CytoCore, Inc. results in 2014, which added approximately $194 versus none in 2013 and internal growth in our R&D in Germany of $115. We expect to continue to expend considerable effort and resources to continue to grow our product offerings.

Selling, General and Administrative

For the year ended December 31, 2014, SG&A expenses were $2,800 versus $2,798 in 2013. Our 2014 costs are now burdened with the administrative costs of the former CytoCore, Inc. which amounted to approximately $440, which also included one-time audit costs for MEDITE Enterprise Inc. Our SG&A for MEDITE therefore decreased on a year over basis of approximately $438 as a result of a settlement of $266 with a former subsidiary of MEDITE and cost reductions of $172.

Operating Income

The operating loss of $394 compared to the operating profit of $294 in 2013 MEDITE was primarily the result of inclusion in 2014 the results post-merger for the former CytoCore, Inc. which was approximately $638 in operating losses.

Income Tax

The increase in income tax expense in 2014 was primarily the result of recording an allowance for US deferred tax assets for net operating losses incurred by the US subsidiary of MEDITE, which are now combined with those of the former CytoCore for US income tax reporting purposes. This allowance resulted in the Company recording income tax expense of approximately $129 for the US subsidiary of MEDITE. Because of the history of losses for the former CytoCore, Inc. the company has allowed for all the deferred tax assets in the US that result primarily from net operating loss carryforwards.

Net Loss

The net loss for the year ended December 31, 2014, totaled $699, as compared to net income of $54. As noted above the primary reason for the loss was the inclusion of the results of the former CytoCore, Inc. and the income tax that resulted from the allowance of the US deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2014 we had a working capital deficit of approximately $1,009. However, that deficit includes approximately $2,335 of accrued wages and payroll taxes and franchise taxes that we do not intend to pay until such time as we raise substantial additional cash either through operations or through future equity and debt raises.

In 2014 the Company raised gross proceeds of $1,979 in two private placement offerings of its common stock. In 2015, the Company raised an additional $325 in the second offering and has contracted with a broker/dealer that was part of the 2014 offerings to help the Company raise up to $5 million in additional equity in 2015.

In January 2015, MEDITE GmbH reduced its outstanding indebtedness under its master credit line with Hannoversche Volksbank to be under the Euro 1.6 million limit imposed by the Bank. The Company is required to pay down its line of credit with Hannoversche Volksbank further, by approximately Euro 500,000 on or before May 31, 2015 to Euro 1.1 million. The bank has already granted extensions to the Company and the Company believes that the bank will work with the Company as it raises additional equity. Should the bank be unwilling to grant further extensions, the Company believes that it can obtain bank funding elsewhere at equivalent terms or if necessary raise the funds needed through operations.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.   As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements for the years ended December 31, 2014 and 2013, together with the report of L J Soldinger Associates LLC, dated April 14, 2014, and the notes thereto, are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Oofficer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).   Under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of December 31, 2014, our internal control over financial reporting is effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control system over financial reporting during the fourth fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

On April 3, 2014, Richard A. Domanik resigned his position as the Chief Operating Officer of the Company, as a result of our acquisition of MEDITE. Mr. Domanik continues as an employee. There were no disagreements between us and Dr. Domanik on any matter relating to our operations, policies, or practices which led to his resignation.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Board of Directors and Executive Officers

Name	Age	Positions with the Company

Michaela Ott	49	Chief Executive Officer and Director
Michael Ott	50	President, Chief Operating Officer and Director
Robert F. McCullough, Jr.	60	Chief Financial Officer and Director
John H. Abeles, M.D.	71	Director
Alexander M. Milley	63	Director
Augusto Ocana	72	Director

Board of Directors

We believe that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: accounting and finance; design, innovation and engineering; strategic planning; human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, and educational background of each current director is as follows:

Michaela Ott was appointed to serve as Chief Executive Officer and is member of the board of directors concurrently with our acquisition of MEDITE on April 3, 2014. Mrs. Ott has served as Co-President of MEDITE GmbH since 2006 and as a director of MEDITE Enterprises, Inc. since 2013. Ms. Ott has a degree in Industrial Business Management, was a major shareholder and COO of a Fiber Optic manufacturer company before and possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills, and experience. Mrs. Ott is not an officer or director of any other publicly traded company.

Michael Ott was appointed to serve as President and Chief Operating officer and is member of the board of directors concurrently with our acquisition of MEDITE on April 3, 2014. Mr. Ott has served as Co-President of MEDITE GmbH since 2006 and as Chief Executive Officer and President of MEDITE Enterprises, Inc. since 2013. Mr. Ott has a Master of Business Administration in international management, has experience as CFO of a German medical device stock listed company, served as CEO of a German laser technology company and possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills, and experience. Mr. Ott is not an officer or director of any other publicly traded company.

Robert F. McCullough, Jr. was elected Chief Financial Officer and director of the Company in September 2005 and Chief Executive Officer of the Company in October 2007.   Mr. McCullough was appointed to serve as Chairman of the Board of Directors on April 21, 2009. Effective April 3, 2014, Mr. McCullough resigned his position as Chief Executive Office of the Company. From October 2003 to January 2011, Mr. McCullough also served as President and as a Portfolio Manager of Summitcrest Capital, Inc., a money management firm and registered investment adviser, which was formerly a holder of approximately 4.9% of our issued and outstanding common stock.   From April 1999 to July 2003, Mr. McCullough served as a Portfolio Manager at Presidio Management, a money management firm.   Prior to this, Mr. McCullough served as a manager with the accounting firm of Ernst & Whinney (now Ernst & Young) and also served as a financial analyst, a portfolio manager and a Chief Financial Officer of several private companies.   Mr. McCullough has a Master of Business Administration in finance and is a Certified Public Accountant.   Mr. McCullough possesses particular knowledge and experience in accounting and finance, organizational leadership and strategic planning that strengthen the Board’s collective qualifications, skills, and experience.   In a civil action brought by the SEC in January 2011, the SEC alleged that Mr. McCullough failed to report transactions in Company securities, failed to accurately report his beneficial ownership of Company securities in our proxy statement, and aided and abetted us in violating Section 15(a) of the Exchange Act.   In February 2011, Mr. McCullough consented to the entry of a final judgment pursuant to which he was permanently restrained and enjoined from violating Section 14(a) of the Exchange Act, Section 16(a) of the Exchange Act, and from aiding and abetting violations of Section 15(a) of the Exchange Act and paid a civil penalty in the amount of $100,000. Mr. McCullough is not an officer or director of any other publicly traded company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and holders of more than 10% of the outstanding shares of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission.   They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.   Based solely on our review of copies of such forms received by us and/or any written representations from such persons that no other reports were required with respect to 2014, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2014, except that Drs. Abeles, Mr. Milley and Mr. Ocana failed to timely file Form 4s.

Code of Ethics

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.   We filed the code as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Commission on April 14, 2004. The Code of Ethics is also available on our website at www.medite-group.com.

Board of Directors and Committee Information

The Board of Directors currently has three standing committees – the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.   The Compensation Committee and Nominating and Corporate Governance Committees were established by the Board in 2008.

Audit Committee

The Audit Committee currently consists of Mr. Milley (Chairman) and Dr. Abeles, both of whom are independent under applicable independence requirements.   The Board of Directors has determined that Mr. Milley qualifies as an “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-K promulgated under the Exchange Act.

The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s overview of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the Commission, review of the adequacy and efficacy of the accounting and financial controls of the Company as well as the quality of accounting principles and financial disclosure practices, and communications with the Company’s independent registered public accounting firm and members of financial management.   A copy of the Audit Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its 2007 annual stockholders meeting, as filed with the SEC on May 15, 2007, and is available on our website.   The Audit Committee met four times in 2014.

Stockholder Nominations

There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the 2014 fiscal year.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)
(a)	(b)	(c)		(d)	(e)	(f)
Michaela Ott (1)	2014	159,516	(2)	-	-	-
CEO	2013	226,347	(2)	-	-	-
Michael Ott (3)	2014	159,516	(4)	-	-	-
COO anc President	2013	218,395	(4)	-	-	-
Robert F. McCullough, Jr. (5)	2014	140,000	(6)	-	-	-
CFO and Chairman of the Board	2013	180,000	(6)	-	-	-
Richard A. Domanik, Ph.D. (7)	2014	37,500	(8)	-	-	-
COO until April 3th, 2014	2013	150,000	(8)	-	-	-

Name and Principal Position	Year	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation	Total ($)
(a)	(b)	(g)	(h)	(i)	(j)
Michaela Ott (1)	2014	-	-	-	159,516
CEO	2013	-	-	-	226,347
Michael Ott (3)	2014	-	-	-	159,516
COO anc President	2013	-	-	-	218,395
Robert F. McCullough, Jr. (5)	2014	-	-	-	140,000
CFO and Chairman of the Board	2013	-	-	-	180,000
Richard A. Domanik, Ph.D. (7)	2014	-	-	-	37,500
COO until April 3th, 2014	2013	-	-	-	150,000

(1)	Mrs. Michaela Ott served as Chief Executive Officer from April 3, 2014 after the acquisition of MEDITE.
(2)	Salary converted to USD based on agreement with MEDITE GmbH in EURO currency, EURO 120,000
(3)	Mr. Michael Ott, served as Chief Operating Officer from April 3, 2014 after the acquisition of MEDITE.
(4)	Salary converted to USD based on agreement with MEDITE GmbH in EURO currency, EURO 120,000
(5)	Mr. McCullough served as our Chief Executive Officer from October 2007 through April 3, 2014 and as our Chief Financial Officer since September 2005.
(6)	Mr. McCullough has deferred payment of 100% of his salary earned in 2014 and 2013.
(7)	Dr. Domanik served as our Chief Operating Officer from October 2007 through April 3, 2014, and has also served as our President from May 2007 until August 2008.
(8)	Dr. Domanik has deferred payment of 100% of his salary earned in 2013 and through March 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers did not own any outstanding equity awards as of December 31, 2014 as we have no plans in place (see below).

Narrative Disclosure to Summary Compensation Table

Mrs. Ott earned an annual salary of $159,516 in 2014 and $ 226,347 in 2013 based on the employment agreement with MEDITE GmbH. The higher amount in 2013 results form a royalty for profits in the fiscal year 2012 of the subsidiary MEDITE GmbH

Mr. Ott earned an annual salary of $ 159,516 in 2014 and $ 218,395 in 2013 based on the employment agreement with MEDITE GmbH. The higher amount in 2013 results form a royalty for profits in the fiscal year 2012 of the subsidiary MEDITE GmbH

Mr. McCullough earned an annual salary of $ 140,000 in 2014 and $180,000 in 2013, respectively, and has elected to defer payment of 100% of such salary.

We have not entered into an employment agreement with Dr. Domanik, although the basic terms of his compensation have been established. Specifically, we pay Dr. Domanik an annual salary of $75,000 (before April, 2014: $150,000), standard benefits as provided to other employees, and reimbursement of reasonable business expenses.   Dr. Dominick elected to defer salary totaling $150,000 for the 2013 and $37,500 for the first quarter of 2014 until fiscal years.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation of directors for our 2014 fiscal year.

	Fees Earned or
	Paid in Cash		Total
Name	($)		($)
Michaela Ott	159,516	(1)	159,516
Michael Ott	159,516	(1)	159,516
Robert F. McCullough	140,000	(1)	140,000
John H. Abeles, M.D.	20,000	(2)	20,000	(3)
Alexander M. Milley	20,000	(2)	20,000	(3)
Augusto Ocana	20,000	(4)	20,000	(3)

(1)         Mrs. Ott, Mr. Ott and Mr. McCullough are management members of our board of directors and not separately compensated for his service on the board of director

(2)         Represents director fees with respect to fiscal year 2014. This amount includes $5,000 in fees payable to each director which were paid through the issuance of common stock.

(3)         As of December 31, 2014, each of these directors is entitled to receive 1,000 (100,000 before the reverse split) shares of common stock in connection with a stock bonus provided to each of our directors in 2009.

(4)         Does not include consulting fees and sales commissions earned in 2014. See “Certain Relationships and Related Transactions, and Director Independence” in item 13 below.

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

Common Stock

The following table sets forth certain information, as of December 31, 2014 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is c/o MEDITE Cancer Diagnostics, Inc., 4203 SW 34th Street, Orlando, FL 32811, USA.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership (1)		of Class

Michaela Ott	14,687,500	(2)	75.7%

Michael Ott	14,687,500	(3)	75.7%

Robert F. McCullough, Jr.	1.676,907	(4)	8.6%

Augusto Ocana	124,422		*

Alexander M. Milley	46,530	(6)	*

John H. Abeles, M.D.	126,256	(5)	*

All current directors and executive officers as a group (6 persons)	16,661,615		85.9%

•	Less than one percent
(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of December 31, 2014 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 19,400,661 shares of common stock outstanding as of the close of business on April 15, 2015.

(2)	Includes: (i) 7,343,750 shares held by Mrs. Ott’s husband, Michael Ott.

(3)	Includes: (i) 7,343,750 shares held by Mr. Ott’s wife, Michaela Ott.

(4)	Includes an aggregate 1,662 shares owned by various trusts of which Mr. McCullough is trustee as follows: MJM Educational Trust (150) shares, PFM Educational Trust (150 shares), CDM Educational Trust (150) shares and the MPC Trust (1,212 shares).

(5)	Includes: (i) 67,756 shares owned by Northlea Partners, Ltd., of which Dr. Abeles is General Partner; and (ii) 1000 shares of common stock awarded in 2009 that have not yet been issued. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner.

(6)	Includes: (i) 1,496 shares held by Azimuth Corporation, of which Mr. Milley is President and Chairman of the Board of Directors, 4,293 shares held by Cadmus Corporation, of which Mr. Milley is President and a director, 803 shares held by Milley Management, Inc., of which Mr. Milley is President, sole director and majority stockholder, and 237 shares held by Winchester National, Inc., of which Mr. Milley is a director and executive officer; and (ii) 1,000 shares of common stock awarded in 2009 that have not yet been issued. An aggregate of 4,029 shares of common stock held directly by Mr. Milley, Cadmus Corporation, Winchester National and Milley Management have been pledged to ELXSI Corp., of which Mr. Milley is President, Chief Executive Officer and Chairman of the Board.

Series E Convertible Preferred Stock

The following table sets forth certain information, as of April 15, 2015 with respect to holdings of our Series E Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Series E Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner (1)	Beneficial Ownership (2)		of Class

Kevin F. Flynn June 1992 Non-Exempt Trust	68	(3)	35.8%
120 South LaSalle Street
Chicago, IL 60602

Rolf Lagerquist	20	(4)	10.5%
4522 CO Road 21 NE
Elgin, MN 55932

(1)	No executive officers or directors own any shares of Series E Convertible Preferred Stock.

(2)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of April 15, 2015 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 190 shares of Series E Convertible Preferred Stock outstanding as of the close of business on April 15, 2015.

(3)	Converts into 407 shares of common stock, including shares issuable upon payment of cumulative dividends.

(4)	Converts into 123 shares of common stock, including shares issuable upon payment of cumulative dividends.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of outstanding	exercise price of	compensation plans (excluding
	options, warrants and	outstanding options,	securities reflected in column
Plan category	rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders
None	—	—	—

Equity Compensation Plans Not Approved by Security Holders
Warrants issued for officer, director and employee compensation (1)	390	$1.00	—

Total	390	$1.00	—

1)	We have issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2014, we issued no employee warrants to that non-executive employee which his contract was terminated by April, 2014.

Changes in Control

The acquisition of MEDITE Enterprise, Inc. in April 2014 in exchange for the majority of the former CytoCore, Inc. shares is considered as a reverse merger which subsequently resulted in a change of control. The new majority shareholders, Michaela and Michael Ott, CEO and COO respectively, now own 75.7 % of the company’s common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following section sets forth information regarding transactions since January 1, 2014, or any currently proposed transactions, between us and certain related persons. For more information on the compensation received by our directors and officers, and the beneficial ownership of equity securities of the Company by such individuals, see Item 11 “ Executive Compensation ” and Item 12 “ Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ” above.

Robert F. McCullough, Jr., Chief Financial Officer, Chairman of the Board of Directors

Mr. McCullough loaned to us an aggregate $159,500 during the 2013fiscal year, respectively. The amount of 10,000 was repaid in 2014 and 2015. On May 20, 2013, we issued 1,625,000 shares of our common stock to Mr. McCullough for the cancellation of $3.25 million of outstanding indebtedness payable by us to Mr. McCullough. The aggregate outstanding balance of $110,006 is payable upon demand and does not accrue interest.

Payment of Consulting Fees and Commissions to Directors

During the years ended December 31, 2014, we engaged in the following transactions with our directors:

In 2013 we issued 18,055 shares of common stock to Augusto Ocana in payment of consulting services and paid $8,875 to Mr. Ocana in payment of commissions and reimbursement of expenses incurred on sales of our products. In 2014 we issued 33,514 shares of common stock to him in payment of consulting services until April 30, 2014 and accrued payments of $5,000 per month for May 1, 2014 to July 31, 2014, when is contract was terminated.

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

For these purposes, a “related person transaction” is any transaction, arrangement or relationship (or series of similar transactions, arrangements or relationships) in which we or any subsidiary is, was or will be a participant and in which a related person has, had or will have a direct or indirect interest.   A “related person” includes executive officers, directors and nominees for election as a director, five percent holders, and any immediate family members of the foregoing.   It also includes entities in which any of the foregoing is employed or is a partner or principal or in a similar position, or in which such person has a five percent or greater beneficial ownership interest.

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

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market, we have determined that Dr. Abeles and Mr. Milley are independent.   With regard to our audit committee, the board of directors has determined that Dr. Abeles and Mr. Milley, who constitute all members of the audit committee, are independent with respect to the independence criteria for audit committee members set forth in Rule 5605(c)(2) of the rules of the NASDAQ Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

Item 14.	Principal Accountant Fees and Services

L J Soldinger Associates LLC (“LJSA”) served as our independent registered public accounting firm each of the fiscal years ending December 31, 2014 and 2013.

Fees

The following table presents fees for the professional services rendered by LJSA for fiscal years 2013 and 2012, respectively:

Services Performed	2014	2013
Audit Fees(1)	$205,961	$80,000
Audit-Related Fees(2)	4,644	1,680
Tax Fees(3)	3,598	4,352
All Other Fees(4)	—	—
Total Fees	$214,203	$86,032

(1)	Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process.
(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning services.
(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

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

The Audit Committee pre-approved all audit services provided to us during fiscal 2014.   Non-audit services provided to us during fiscal year 2014 were for tax compliance.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this Annual Report

1.	Financial Statements
2.	Financial Statement Schedules
3.	Exhibits

(*) Denotes an exhibit filed herewith.

Exhibit No.	Description

2.1

Stock Purchase Agreement by and among CytoCore, Inc., MEDITE Enterprises, Inc., MEDITE GMBH, Michael Ott and Michaela Ott dated January 11, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 11, 2014.)

2.2	Amendment No. 1 to Stock Purchase Agreement by and among CytoCore, Inc., MEDITE Enterprises, Inc., MEDITE GMBH, Michael Ott and Michaela Ott dated March 15, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 15, 2014.)

2.3	Amendment No. 2 to Stock Purchase Agreement by and among CytoCore, Inc., MEDITE Enterprises, Inc., MEDITE GMBH, Michael Ott and Michaela Ott dated March 15, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 1, 2014.)

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 26, 2001.)

3.2	By-laws of the Company (incorporated herein by reference to Appendix E to the 1999 Proxy Statement.)

3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 29, 2001)

3.4	Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 29, 2001)

3.5	Section 6 of Article VII of the By-laws of the Company, as amended. (incorporated herein by reference to Exhibit 3.3 to the Company’s registration statement on Form S-4 (Reg. # 333-61666), as filed with the SEC on May 25, 2000)

3.6	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.7	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.8	Certificate of Amendment of Amended Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.6 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.9	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.10	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.8 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.11	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 5, 2004 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as filed with the SEC on August 16, 2004)

3.12	Certificate of Amendment to Certificate of Incorporation, dated June 22, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, as filed with the SEC on August 21, 2006)

3.13	Certificate of Amendment to Certificate of Incorporation of the Company, dated June 22, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, as filed with the SEC on August 17, 2007)

3.14	Certificate of Amendment to Certificate of Incorporation of the Company, dated November 19, 2007 (incorporated herein by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

4.1	Registration Rights Agreement in connection with $7 million maximum offering of Units completed in March 2008 (incorporated herein by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

4.2	Form of Warrant in connection with $7 million maximum offering of Units completed in March 2008 (incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

10.1	Service agreement with Cell Solutions, LLC. Dated October 9, 2009 (incorporated herein by reference to Exhibit 10.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.2	Distribution Service Agreement with Amsino International, Inc. dated April 14, 2010 (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.3	Consulting Agreement with Dr. Mauro Scimia dated April 14, 2010 (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

14.1	Code of Ethics and Business Conduct of Officers, Directors and Employees of CytoCore, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDITE Cancer Diagnostics, Inc.

By:	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer Principal Executive Officer

May 08, 2015

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.

Chief Financial Officer
Principal Financial Officer

Date: May 08, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michaela Ott	Chief Executive Officer	May 08, 2015
Michaela Ott	(Principal Executive Officer)
and Director

/s/ Michael Ott	Chief Operating Officer and	May 08, 2015
Michael Ott	Director

/s/ Robert McCullough, Jr.	Chief Financial Officer	May 08, 2015
Robert McCullough, Jr.	(Principal Financial Officer) and
Director

/s/ Alexander M. Milley	Director	May 08, 2015
Alexander M. Milley

/s/ John Abeles, M.D.	Director	May 08, 2015
John Abeles, M.D.

/s/ Augusto Ocana	Director	May 08, 2015
Augusto Ocana

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Medite Cancer Diagnostics , Inc.

We have audited the accompanying consolidated balance sheets of MEDITE Cancer Diagnostics, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income , shareholders' equity and cash flows for the years ended December 31, 2014 and 2013.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MEDITE Cancer Diagnostics, Inc. as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years ended December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

May 08, 2015

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2014	2013
Assets

Current Assets:
Cash	$230	$75
Accounts receivable, net of allowance for doubtful accounts	1,991	1,594
Inventories	3,415	3,953
Prepaid expenses and other current assets	154	487
Total current assets	5,790	6,109

Property and equipment, net	2,091	1,867
In-process Research and Development	4,620
Trademarks, trade names	1,240
Goodwill	2,453	-
Other Assets	245	194
Total assets	$16,439	$8,170

Liabilities and Stockholders’ Equity

Current Liabilities:
Secured lines of credit and current portion of long-term debt	$2,555	$2,739
Account payable and accrued expenses	4,134	1,236
Advance – Related Parties	110	-
Total current liabilities	6,799	3,975
Long term debt, net of current portion	1,209	1,571
Total Liabilities	8,008	5,546

Commitments and Contingencies

Stockholders’ Equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 373,355 shares issued and outstanding as of December 31, 2014 (liquidation value of all classes of preferred stock $2,871 as of December 31, 2014)	1,487	-
Common stock, $0.001 par value; 3.5 billion shares authorized, 19,427,331 and 14,687,500 issued, issuable and outstanding as of December 31, 2014 and 2013 respectively	19	15
Additional paid-in capital	5,763	(15)
Treasury Stock	(327)	-
Accumulated other comprehensive income (loss)	(149)	287
Retained Earnings	1,638	2,337
Total stockholders’ equity	8,431	2,624

Total liabilities and stockholders’ equity	$16,439	$8,170

 *Derived from audited information

The accompanying notes are an integral part of these consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013

Net Sales	$10,983	9,958
Operating Expenses
Cost of revenues	7,164	5,746
Depreciation and amortization expense	170	202
Research and development	1,243	934
Selling, general and administrative	2,800	2,782

Total cost and expenses	$11,377	9,664
Operating Income (Loss)	$(394)	294

Other Expenses
Interest expense	276	314
Interest Income	-	(48)
Other expenses (income)	(75)	(45)
Total other expenses	201	221

Income (loss )from operations before income taxes	$(595)	73

Income taxes (benefit)	104	19
Net Income (loss)	$(699)	54
Preferred dividend	(109)	-
Net Income (loss) to common stockholders	(808)	54

Statement of Comprehensive Income
Net Income (loss)	(699)	54
Other Comprehensive income (loss)
Foreign currency translation adjustments	(436)	168
Comprehensive income (loss)	(1,135)	222

Earnings Per Share
Net income (loss) to common stockholders	(808)	54
Basic and diluted earnings per share	(0.04)	0.00
Weighted average basic and diluted shares outstanding (after 1:100 reverse split)	18,116,000	14,687,500

The accompanying notes are an integral part of these consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income (loss)	$(699)	$54
Adjustments to reconcile net income (loss) to cash (used in) provided by operations
Depreciation and amortization	170	202
Deferred taxes	80	(33)
Non-cash Interest	2	-
Changes in assets and liabilities:
Accounts receivable and allowance for doubtful accounts	(594)	(141)
Inventories	146	(557)
Prepaid expenses and other current assets	114	177
Accounts payable and accrued liabilities	(110)	(106)
Net cash (used in) provided by operating activities	(891)	(404)

Cash Flows from Investing activity:
Purchase of Equipment	(463)	(95)
Cash Acquired in Merger	1	-
Net cash provided from (used in) investing activities	(462)	(95)

Cash Flows from Financing activities:
Advances net of repayments on lines of credit	40	644
Proceeds from Sale of Common Stock	1,979	-
Term note repayments	(202)	(210)
Repayment of related party advance	(10)
Equity raise costs	(103)	-
Net cash provided by (used by) financing activities	1,704	434

Effect of exchange rates on cash and cash equivalents	(196)	75
Net increase in cash and cash equivalents	155	10
Cash and cash equivalents at beginning of year	75	65

Cash and cash equivalents at end of the period	$230	$75

Supplemental disclosure of cash flow information:
Cash paid for interest	$276	$314
Cash paid for income taxes	$124	$-

The accompanying notes are an integral part of these consolidated financial statements.

 MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

									Accumulated
	Preferred Stock		Common Stock				Additional		Other	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In		Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Income	Deficit
January 1, 2013	-	$-	14,687,500	$15	-	$-	$(15)	$2,283	$118	$2,401
Other comprehensive income									169	169
Net Income (loss)								54		54
December 31, 2013	-	-	14,687,500	15	-	-	$(15)	$2,337	$287	$2,624
Merger	373,335	1,487	3,502,706	3	(19,209)	(327)	3,901	-	-	5,064
Sale of common stock	-	-	1,237,125	1	-	-	1,978	-	-	1,979
Issuance costs	-	-	-	-	-	-	(103)	-	-	(103)
Imputed interest	-	-	-	-	-	-	2	-	-	2
Other comprehensive income	-	-	-	-	-	-	-
Net Income (loss)	-	-	-	-	-	-	-	(699)	(436)	(1,135)
December 31, 2014	373,335	$1,487	19,427,331	$19	(19,209)	$(327)	$5,763	$1,638	$(149)	$8,431

The accompanying notes are an integral part of these consolidated financial statements

 MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except per share amounts)

Note 1.	The Company and Basis of Presentation

MEDITE Cancer Diagnostics, Inc. (“MDIT”, “MEDITE” or the “Company”) was incorporated in Delaware in December 1998.

These statements include the accounts of MEDITE Cancer Diagnostics, Inc. (former CytoCore, Inc., the “Company”, “we” and “us”) and its wholly owned subsidiaries, which consists of MEDITE Enterprise, Inc., MEDITE GmbH, Burgdorf, Germany, MEDITE GmbH, Salzburg, Austria, MEDITE Lab Solutions Inc. (formerly MEDITE Inc.), Orlando, USA, MEDITE sp. z o.o., Zilona-Gora, Poland and CytoGlobe, GmbH, Burgdorf, Germany.

In April 2014, in a transaction more fully described in Footnote 3, the shareholders of the Company consummated a transaction in which 100% of the issued and outstanding shares of MEDITE Enterprise, Inc. were acquired by CytoCore, Inc. in exchange for the issuance by CytoCore, Inc. of 14,687,500 shares of its common stock to the shareholders of the Company. The result of this transaction was for the Company and its wholly owned subsidiaries to become wholly owned subsidiaries of CytoCore, Inc., a US public company. In addition, the shareholders of the Company became the majority owners of CytoCore, Inc., which resulted in the transaction being accounted for as a reverse merger, in which the financial statements of MEDITE Enterprise, Inc. and its subsidiaries became those of CytoCore, Inc., now MEDITE Cancer Diagnostics, Inc.

MEDITE is a medical technology company specializing in the development, engineering, manufacturing and marketing of premium medical devices and consumables for detection, risk assessment and diagnosis of cancer and related diseases. By acquiring MEDITE the company changed from solely research operations to an operating company with 76 employees in three countries, a distribution network to about 70 countries worldwide, a well-known and established brand name, a wide range of selling products and the established infrastructure necessary for a company acting in the medical industry.

Note 2.	Summary of Significant Accounting Policies

 Principle of Consolidation, Basis of Presentation and Significant Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Significant assumptions are required in the valuation of the allowance for doubtful accounts and inventory, valuation of intangible assets acquired in the reverse merger and deferred tax asset valuations. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Revenue Recognition

The Company derives its revenue primarily from the sale of medical products and supplies for the diagnosis and prevention of cancer. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. The Company generates the majority of its revenue from the sale of inventory. The Company recognizes revenue when title and risk of loss transfer to the customer and all other revenue recognition criteria have been met. For a small subset of sales, the Company and its customers agree in the sales contract that risk of loss and title transfer upon the Company packing the items for shipment, segregating the items packaged and notifying the Customer that their items are ready for pickup. The Company records such sales at time of completed packaging and segregation of the items from general inventory and notification has been confirmed by the customer.

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

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) that the Company acquires through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, Medite will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company tests IPR&D for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results.

Impairment or Disposal of Long-Lived Assets Including Finite Lived Intangibles

At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management of the Company evaluates the recoverability of such assets. An impairment loss is recognized if the amount of undiscounted cash flows is less than the carrying amount of the asset, in which case the asset is written down to fair value. The fair value of the asset is measured by either quoted market prices or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Unless events or circumstances have changed significantly, we generally do not re-test at year end assets acquired from a business combination in the year of acquisition.

Impairment of Indefinite Lived Intangible Assets Other Than Goodwill

The Company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Financial Accounting Standards Board Codification Subtopic 350-30.

Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Unless events or circumstances have changed significantly, we generally do not re-test at year end assets acquired from a business combination in the year of acquisition.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2014 and 2013 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

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

Legal Fees Associated with Loss Contingencies

It is the Company’s policy to estimate and accrue for its potential legal fees at the time of loss when it incurs a loss contingency that will require the services of legal professionals. Changes over time to the estimate of total legal fees to be incurred are expensed at the time of the change in estimate.

Recasting of Certain Prior Period Information

During 2014, we changed our reporting to show depreciation and amortization as its own line item within our statement of operations and comprehensive income. We have updated the results from 2013 to reflect these changes in 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2017. Early adoption is not permitted. The Company is currently assessing the impact of adoption on its consolidated financial statements.

Note 3.	Reverse merger

In January 2014, the Company and the owners of MEDITE Enterprise, Inc. entered into an agreement to merge with the former CytoCore, Inc. The merger required as a pre-requisite that among other items CytoCore settle certain outstanding payroll amounts in stock and that CytoCore complete a private placement with gross proceeds of a minimum of $2 million, which was later amended to $1.5 million. On April 3, 2014 CytoCore issued 697,234 shares of its common stock in satisfaction of approximately $1.61 million in outstanding accrued payroll. On April 4, 2014 the Company closed on a private placement in which it received gross proceeds of $1.529 million and issued 955,875 shares of its common stock. The merger closed on April 4, 2014 with the owners of MEDITE Enterprise, Inc. receiving 14,687,500 shares of the Company’s common stock plus up to an additional 312,500 shares issuable if certain conditions are met, in exchange for 100% of the issued and outstanding stock of MEDITE Enterprise, Inc. As of the date of these financial statements, the Company has not yet determined if the additional shares should be issued. The consideration paid has been determined based the number of shares outstanding from the former CytoCore, Inc. of approximately 3,502,700 common shares at $1.60 per share (the same price per share in the concurrent private placement noted above).

Because the owners of MEDITE Enterprise, Inc. received approximately 81.1% of the then issued and outstanding stock of the Company, the merger has been treated as a reverse acquisition, in which for accounting purposes MEDITE Enterprise, Inc. acquired CytoCore, Inc. and therefore no pro forma information has been presented.

Under the purchase method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed, recorded at fair value on the date of acquisition, are summarized in the following table:

In thousands
Net assets acquired
Cash	$1
Other current assets	12
Property and equipment	81
Trade name /trademark	1,240
In-Process research and development	4,620
Goodwill	2,453
$8,407

Liabilities assumed
Accounts payable & accrued expenses	$3,220
Related party advances	102
Loans payable	21
$3,343

Net identifiable assets/consideration paid	$5,064

We are treating the fair value assigned to trade names/trademarks as indefinite lived intangibles. The in process research and development covers four separate areas (a) breast pap device and related consumables (b) new biomarkers (c) a new stain and (d) the softkit. Until such time as we either complete development or abandon such development, the in-process research and development costs are treated as indefinite lived intangible assets. If we are successful in these development projects, we expect the in-process research and development will be amortized over an approximate 15 year life.

Note 4.	Inventories

The following is a summary of the components of inventories (in thousands):

	December 31,	December 31,
	2014	2013
Raw materials	$1,229	$1,748
Work in progress	33	137
Finished Goods	2,153	2,068

	$3,415	$3,953

No amounts were reserved for scrap or obsolete inventory as of December 31, 2014 and December 31, 2013, respectively.

Note 5.	Property and Equipment

The following is a summary of the components of property and equipment as of (in thousands):

	December 31,	December 31,
	2014	2013
Land	$233	$244
Buildings	1,291	1,352
Machinery and equipment	529	407
Office furniture and equipment	265	240
Vehicles	103	39
Computer equipment	110	86
Construction in progress	559	386
Less: Accumulated depreciation	(999)	(887)
	$2,091	$1,867

Note 6.	Bank Debts and Lines of Credit

Our outstanding note payable indebtedness was as follows as of (in thousands):

	December 31,	December 31,
	2014	2013
Hannoversche Volksbank credit line #1	$1,880	$2,092
Hannoversche Volksbank credit line #2	465	444
Hannoversche Volksbank term loan #1	135	211
Hannoversche Volksbank term loan #2	81	138
Hannoversche Volksbank term loan #3	270	393
Ventana Medical Systems, Inc. Promissory Note	21	-
Related party advances	110	-
DZ Equity Partners Participation rights	912	1,032
	$3,874	$4,310

In July 2006, MEDITE GmbH, Burgdorf, entered into a master line of credit agreement #1 with Hannoversche Volksbank. The line of credit was amended in 2012 and was later amended to increase the credit limit to 1.8 million Euros. In January 2015, the master credit line was reduced to Euro 1.6 million and in March 2015 was to be reduced by a further Euro 500,000. The March 2015 reduction has been extended to May 31, 2015. The total credit line has a flexible use either as floating credit line with a variable interest rate of 8% per annum as of December 31, 2014, as “Eurocredit” fixed for one or more months with a short term fixed interest rate of 3.77% as of December 31, 2014 or as bank guarantee and for letters of credit in import business. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, a mortgage on the buildings owned by the Company and is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company. At December 31, 2014 the Company had an unused and fully available credit line of Euro 150,000 with Hannoversche Volksbank.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of 400,000 Euros. The total credit line has a flexible use either as floating credit line with a variable interest rate of 8% per annum as of December 31, 2014, as “Eurocredit” fixed for one or more months with a short term fixed interest rate of 3.77% as of December 31, 2014 or as bank guarantee and for letters of credit in import business. The line of credit has no stated maturity date but may be cancelled by the bank upon notice to the Company. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the parent company and the state of Lower Saxony to support high-tech companies in the area.

In December 2006, MEDITE GmbH, Burgdorf, entered into a 500,000 Euro term loan agreement #1 with Hannoversche Volksbank with an interest rate of 3.4% per annum. The term loan has a maturity of September 2016 and requires semi-annual principal payments of approximately 27,780 euros each. The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole stockholders of the Company and also a mortgage on the property of the Company.

In June 2006, MEDITE GmbH, Burgdorf, entered into a 400,000 Euro term loan #2 with Hannoversche Volksbank with an interest rate of 3.6 % per annum. The term loan has a maturity of June 2016, requires 18 semi-annual principal repayments of approximately 22,220 Euro each. The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole stockholders of the Company and also has subordinated assignments of all of the receivables and inventories of MEDITE GmbH, Burgdorf and also has a subordinated pledge of stockholder term life insurance policies.

In November 2008, MEDITE GmbH, Burgdorf, entered into a 400,000 euro term loan #3 with Hannoversche Volksbank with a variable interest rate of approximately 4.7% per annum as of December 31, 2014. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of 13,890 euro each. The term loan is guaranteed by the Ott’s and also includes a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

In March 2009, the Company entered into a participation rights agreement in the form of a debenture which a mezzanine lender agreed to advance the Company up to 1.5 million euros in two tranches of 750,000 euros each. The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matures at December 31, 2016.

As of December 31, 2014 the remaining balance of approximately $21,000 on the note payable to Ventana Medical Systems, Inc. was in default, however, on February 23, 2015, The Company reached an agreement with Ventana Medical Systems, Inc. whereby both parties have agreed that Ventana Medical Systems, Inc. accept $38,281 as payment in full for all outstanding principal and accrued interest. As part of this agreement Ventana Medical Systems, Inc. has agreed to convert $1.75 million stated value of Series D Preferred stock and all outstanding accrued dividends of $656,250 for 12,000 shares of the company common stock. Prior to the execution of this agreement the company had failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above.

At the time of the merger, the Company owed its then CEO and Chairman of the Board for prior advances of approximately $121,700. During 2014, the Company had re-paid $10,000 and imputed $1,700 of non-cash charge interest expenses on these advances.

The following table summarizes the maturities of the Company’s outstanding long-term indebtedness, at December 31, 2014 over the following five years (in thousands):

Year
2015	$189
2016	1,074
2017	68
2018	67
2019	-
Total	$1,398

Note 7.	Accrued Expenses

Accrued expenses include the following at December 31:

	2014	2013
	(in thousands)
Accrued taxes and withholdings	$445	211
Accrued warranty reserve	46	98
Accrued wages	2,064	57
Other accrued expenses	623	120
Total	$3,178	$486

Note 8.	Stockholders’ Equity

In February 2015, the Company received approval for and affected a 1:100 reverse split of its common stock. These financial statements reflect the reverse split since inception of the Company.

 Earnings (loss) per share

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years Ended December 31,
	2014	2013
Basic and Diluted:
Reported net loss (in thousands)	$(699)	$54
Less unpaid and undeclared preferred stock dividends	(109)	-
Net loss applicable to common stockholder	$(808)	$54

Weighted average common shares outstanding	18,116,000	14,687,500
Net income (loss) per common share	$(0.04)	$0.00

Because the following instruments would be anti-dilutive at all times presented, the potentially issuable common stock from warrants to purchase 142,308 and 39 shares in 2014 and 2013, respectively and preferred stock convertible into shares for the years ended December 31, 2014 and 2013, of 4,991 and 4,738 common shares respectively, were not included in the computation of diluted loss per share applicable to common stockholders.

Preferred Stock

A summary of the Company’s preferred stock as of December 31 is as follows. All calculations reflect the post-split calculations of 1 share for every 100 common shares which became effective March 2015 for all common stock and common stock equivalents.

		Shares Issued &		Preferred Stock Dividends
	Shares	Outstanding		Undeclared and Unpaid
Offering	Authorized	2014	2013	2014	2013

Series A convertible	590,197	47,250	47,250	—	—
Series B convertible, 10% cumulative	1,500,000	93,750	93,750	28,125	—
Series C convertible, 10% cumulative	1,666,666	38,333	38,333	8,625	—
Series D convertible, 10% cumulative	300,000	175,000	175,000	41,250	—
Series E convertible, 10% cumulative	800,000	19,022	19,022	31,500	—
Undesignated Preferred Series	5,143,137	—	—	—	—
Total Preferred Stock	10,000,000	373,355	373,355	109,500	—

The undeclared and unpaid preferred stock dividends were calculated from the date of the merger through December 31, 2014.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$10,303 per share
Conversion Rate:	0.00044—Liquidation Value divided by Conversion Price ($4.50/$10,303)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$1,000 per share
Conversion Rate:	0.0040—Liquidation Value divided by Conversion Price ($4.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2014 were $520,665

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$600 per share
Conversion Rate:	0.0050—Liquidation Value divided by Conversion Price ($3.00/$600)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2014 were $151,413

Series D Convertible Preferred Stock

Liquidation Value:	$1,000 per share, $ 525,000
Conversion Price:	$1,000 per share
Conversion Rate:	.01—Liquidation Value divided by Conversion Price ($10.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2014 were $ 660,000

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$800.00 per share
Conversion Rate:	.0275—Liquidation Value divided by Conversion Price ($22.00/$800)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at December 31, 2014 were $558,173

Issuance of Securities

Common Stock

Issuance of Common Stock for Cash

During 2014, the company issued 1,237,125 shares for $1,979,400 in equity proceeds emanating from the sale of unregistered stock associated with two private placements (PIPE) “Private Placement in Public Entity” at $1.60 per share.

Our officers and directors own an aggregate 16,661,615 shares of common stock which is approximately 86 % of our outstanding common stock.

The Company does not have any outstanding stock options.

Warrants outstanding

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2012	—	$—	—	—
Granted	—	$—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2013	—	$—	—	—
Outstanding as result of the merger	62,140	4.00	—	9.00
Granted	81,298	1.60	—	4.50
Expired	(130)	4.00	—	—
Outstanding at December 31. 2014	143,308	$2.64	—	6.46

Note 9.	Leases

The terms of our current facilities leases vary from 3 months’ notice for part of the German and 6 month notice for the Poland facility to a term agreement until June 30, 2015 for the laboratory facility in the Chicago area and until July 31, 2018 for the Orlando facility. The monthly rent for the Orlando facility will increase from currently $2,345 to $ 2,563 per month in the last year. The previous down town Chicago facility lease contract term is October 30, 2016 with a monthly lease of $4,270. This facility currently is subleased at $3,816 per month. Total rental expenses was $157,136 in 2014.  The following table is not reduced by the sub-lease income of the Chicago facility.

Future minimum annual lease obligations under these leases as of December 31, 2014 are:

Operating
Year	Leases
(in thousands)
2015	$112
2016	72
2017	33
2018	18
2019
Total	$235

Note 10.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands).

	2014	2013
Federal	$129	$19
State and local	—	—
Foreign	(25)	—

Total income tax expense	$104	$19

	2014	2013
Current	152	51
Deferred	(48)	(32)

Total Income Tax Expense	104	19

At December 31, 2013, Medite had a deferred tax asset on the books of its US subsidiary of approximately $129,000, mostly as a result of prior year net operating loss carryforwards. Upon the consummation of the merger, the Company determined that the deferred tax asset had to be allowed for due to the subsidiary now be consolidated with the former CytoCore for income tax reporting purposes in the United States. The effect was to increase current year income tax expense by $129,000.

For the years ended December 31, 2014 and 2013, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	2014	2013

Statutory U.S. federal rate	(35.0)%	25.0%
Permanent differences	—	—
Change in estimate of German tax rates	(10)%	—
Application of valuation allowance to US deferred tax assets upon merger	18%	—
Other	—	—
Valuation allowance	44.0%	—%
Provision for income tax expense(benefit)	17%	25%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	2014	2013
	(in thousands)
Deferred Tax Assets:
Net Operating Loss Carryforwards	$24,500	129
Accounts receivable timing differences	115	156
Property, plant and equipment	93
Total Deferred Tax Assets	24,708	285

Deferred Tax Liabilities:
Inventory Adjustment	-	(16)
Other	(39)	-
Total Deferred Tax Liabilities	(39)	(16)
Net Deferred Tax Asset	24,669	269
Valuation Allowance	(24,500)	-
Net Deferred Tax Asset	$169	269

At December 31, 2014, the former CytoCore had net operating loss carry forwards for U.S. federal income tax of approximately $70 million, which will begin to expire in 2018.   In 2013 and 2014 the former CytoCore allowed its wholly owned subsidiaries to be administratively dissolved which resulted in the probable loss of their net operating loss carryforwards of approximately $3 million.

For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carry forwards has been offset by a valuation allowance due to uncertainty regarding the realization of the assets.

In 2013 and 2014 the former CytoCore had a change in ownership greater than 50%. The result of these changes is that the net operating loss carryforwards derived from US tax losses have become subject to the limitation requirements of Section 382 of the Internal Revenue Code in the United States. Section 382 requires that the Company obtain a special valuation that will allow it to calculate the yearly allowable percentage of its net operating loss carryforwards that will be usable in a given year over the next 20 years.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The periods subject to examination for the Company’s tax returns are for the years 2012, 2012 and 2013. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

Amount
Gross Unrecognized tax benefits at December 31, 2013	$—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross Unrecognized tax benefits at December 31, 2014	$—

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

Legal Proceedings

Settled in 2014

None

Pending as of December 31, 2014

In 2014, we became subject to a lawsuit brought by D&D Technologies, Inc. (“D&D”) in the state of New Jersey for breach of contract and breach of implied covenant of good faith that occurred in 2013 and prior by the former CytoCore for failure to pay for past contractual services. The original complaint was dismissed and then refiled by D&D. D&D is seeking damages over $86,000 plus equitable relief. In 2015, the Company and D&D engaged in settlement negotiations and at the time of this filing had verbally agreed to settle the matter for approximately $15,000, however, no formal written settlement has yet been entered into.

CytoGlobe is subject to a court settlement on an alleged breach of the German competition law with Hologic Deutschland GmbH from August 2013. Both parties appealed the district court verdict at the higher regional court in September 2013, however at this time, the court has not schedule any further action and until such time as it does, the matter is at a standstill. As part of the decision from the local court, which the Company is appealing, the Company could be subject to a penalty up to a maximum of $304,000 if in the future it is found by the court to have improperly infringed on the product design of Hologic Deutchland GmbH.

Other Commitments

As a result of cash constraints experienced by the former CytoCore, the Illinois Franchise Taxes due for the year 2013, 2012, 2011, 2010 and 2009 have not been filed or paid. The Company believes that it has made adequate provision for the liability including penalties and interest. As the Company has moved its corporate headquarters out of the state of Illinois, it does not expect its liability going forward to increase substantially.

Note 12.	Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States and Germany. The following table shows the breakdown of our operations and assets by Country (in thousands):

	United States		Germany		Poland
	2014	2013	2014	2013	2014	2013

Total Assets	$9,387	$811	$6,989	$7,359	$63	$-
Property & equipment, net	98	17	1,985	1,850	8	-
Intangible Assets	8,315	2	58	63	4	-
Revenues	1,349	673	9,633	9,285	1	-
Net income (loss)	(730)	(20)	76	74	(45)	-

Note 13.	Subsequent Event

During 2015, the company issued 240,625 shares of unregistered stock to qualified individuals under SEC Rule 144 at $1.60 for proceeds of $385,000.

On February 23, 2015, The Company reached an agreement with Ventana Medical Systems, Inc. whereby both parties have agreed that Ventana Medical Systems, Inc. accept $38,281 as payment in full for all outstanding principal and accrued interest. As part of this agreement Ventana Medical Systems, Inc. has agreed to convert $1.75 million stated value of Series D Preferred stock and all outstanding accrued dividends of $656,250 for 12,000 shares of the company common stock.

To date the Company has reached a verbal settlement regarding outstanding litigation with D&D Technology which calls for a final payment of $15,000 by MEDITE to D&D Technology, the written settlement is pending. All expected liabilities are accrued in our financial statement.

