Form 10-K/A
period 2014-12-31
Medite Cancer Diagnostics, Inc.
filed 2015-05-11
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No.1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 000-00935

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

The number of shares of common stock outstanding as of May 07, 2015 was 19,664,781

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K /A (“Amendment No. 1”) is an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Report”). This Amendment No. 1 is being filed solely to add the XBRL (eXtensible Business Reporting Language) information in Exhibit 101 that was excluded from the Report. This Amendment No. 1 makes no other change to the Report as filed with the Securities and Exchange Commission on May 8, 2015.

Exhibit 101 provides the following items for the fiscal year ended December 31, 2014, formatted in XBRL: (i) the Condensed Balance Sheets for the fiscal years ended December 31, 2013 and 2014, (ii) the Condensed Statements of Operations for the fiscal years ended December 31, 2013 and 2014, (iii) the Condensed Statements of Cash Flows for the fiscal years ended December 31, 2013 and 2014 and (iv) the Notes to Condensed Financial Statements for the fiscal years ended December 31, 2013 and 2014.

PART II — OTHER INFORMATION

ITEM 15. EXHIBITS

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.DEF XBRL Taxonomy Definition Linkbase Document

101.LAB XBRL Taxonomy Label Linkbase Document

101.PRE XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDITE Cancer Diagnostics, Inc.

By:	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer Principal Executive Officer

Date:	May 11, 2015

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.

Chief Financial Officer Principal Financial Officer

Date: May 11, 2015

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michaela Ott	Chief Executive Officer	May 11, 2015
Michaela Ott	(Principal Executive Officer)
and Director

/s/ Michael Ott	Chief Operating Officer and	May 11, 2015
Michael Ott	Director

/s/ Robert McCullough, Jr.	Chief Financial Officer	May 11, 2015
Robert McCullough, Jr.	(Principal Financial Officer) and
Director

/s/ Alexander M. Milley	Director	May 11, 2015
Alexander M. Milley

/s/ John Abeles, M.D.	Director	May 11, 2015
John Abeles, M.D.

/s/ Augusto Ocana	Director	May 11, 2015
Augusto Ocana