Form 10-Q
period 2015-03-31
Medite Cancer Diagnostics, Inc.
filed 2015-05-20
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

COMMON STOCK, $0.001 PAR VALUE, AT May 20, 2015: 19,679,956

MEDITE Cancer Diagnostics, Inc.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

a) Condensed Consolidated Balance Sheets – March 31, 2015 (unaudited) and December 31, 2014		3

b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — Three months ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited)		4

c) Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2015 (unaudited) and March 31, 2014 (unaudited)		5

d) Notes to Condensed Consolidated Financial Statements (unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	17

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 6.	Exhibits	19

SIGNATURES		20

EXHIBIT INDEX		21

Exhibit 31.1 Section 302 Certification of Chief Executive Officer
Exhibit 31.2 Section 302 Certification of Chief Financial Officer
Exhibit 32.1 Section 906 Certification of Chief Executive Officer
Exhibit 32.2 Section 906 Certification of Chief Financial Officer

PART I. — FINANCIAL INFORMATION

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets

Current assets:
Cash and cash equvalents	$1,026	$230
Accounts receivable	1,833	1,991
Inventories	3,175	3,415
Prepaid expenses and other current assets	94	154
Total current assets	6,128	5,790

Property and equipment, net	2,002	2,091
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	2,453	2,453
Other assets	415	245
Total assets	$16,858	$16,439

Liabilities and Stockholders’ Equity

Current liabilities:
Secured lines of credit and current portion of long-term debt	$2,392	$2,555
Account payable and accrued expenses	4,088	4,134
Advances – related parties	1,060	110
Total current liabilities	7,540	6,799
Long-term debt, net of current portion	1,032	1,209
Total liabilities	8,572	8,008

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 and 373,355 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively (liquidation value of all classes of preferred stock $1,121 and $2,871 as of March 31, 2015 and December 31, 2014, respectively)	962	1,487
Common stock, $0.001 par value; 3.5 billion shares authorized, 19,679,956 and 19,427,331 issued, issuable and outstanding as of March 31, 2015 and December 31, 2014, respectively	20	19
Additional paid-in capital	6,644	5,763
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(396)	(149)
Retained earnings	1,383	1,638
Total stockholders’ equity	8,286	8,431

Total liabilities and stockholders’ equity	$16,858	$16,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)

Net sales	$2,287	$2,734
Cost of revenues	1,369	1,474
Gross profit	918	1,260

Operating expenses
Depreciation and amortization expense	34	62
Research and development	262	199
Selling, general and administrative	807	629

Total operating expenses	1,103	890
Operating income (loss)	(185)	370

Other expenses
Interest expense	58	75
Other expenses	50	29
Total other expenses	108	104

Income (loss) before income taxes	(293)	266

Income tax expense (benefit)	(38)	47
Net income (loss)	(255)	219

Preferred dividend	(23)	-

Net income (loss) to common stockholders	$(278)	$219

Condensed statements of comprehensive income (loss)
Net income (loss)	(255)	219
Other comprehensive loss
Foreign currency translation adjustments	(247)	-

Comprehensive income (loss)	$(502)	$219

Earnings per share
Net income (loss) to common stockholders	(278)	219
Basic and diluted earnings (loss) per share	(0.01)	0.02
Weighted average basic and diluted shares outstanding	19,546,116	14,687,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(255)	$219
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities
Depreciation and amortization	34	62
Deferred income taxes	(66)	-

Changes in assets and liabilities:
Accounts receivable, net	158	228
Inventories	240	(374)
Prepaid expenses and other current assets	60	31
Accounts payable and accrued liabilities	(46)	(189)
Net cash (used in) provided by operating activities	125	(23)

Cash flows from investing activities
Purchases of equipment	(28)	(158)
Increase in other assets	(104)	-
Proceeds from related party advances	950	-
Net cash provided from (used in) investing activities	818	(158)

Cash flows from financing activities:
Net advances (repayments) on lines of credit and long-term debt	(340)	148
Proceeds from sale of common stock, net of issuance costs $28	357	-
Net cash provided by financing activities	17	148

Effect of exchange rates on cash and cash equivalents	(164)	-
Net increase (decrease) in cash and cash equivalents	796	(33)
Cash and cash equivalents at beginning of year	230	75

Cash and cash equivalents at end of the period	$1,026	$42

Supplemental disclosure of cash flow information:
Cash paid for interest	$55	$75
Cash paid for income taxes	$28	$-

Supplemental schedule of non-cash financing activity:
Conversion of preferred stock to common stock	$525	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except per share amounts)

Note 1.	Organization and Summary of Significant Accounting Policies

MEDITE Cancer Diagnostics, Inc., (“MDIT”, “MEDITE” or the “Company”) was incorporated in Delaware in December 1998.

These statements include the accounts of MEDITE Cancer Diagnostics, Inc., (former CytoCore, Inc., the “Company”, “we” and “us”) and its wholly owned subsidiaries, which consists of MEDITE Enterprise, Inc., MEDITE GmbH, Burgdorf, Germany, MEDITE GmbH, Salzburg, Austria, MEDITE Lab Solutions, Inc. (formerly MEDITE Inc.), Orlando, USA, MEDITE sp. z o.o., Zilona-Gora, Poland and CytoGlobe, GmbH, Burgdorf, Germany.

In April 2014, the shareholders of the Company consummated a transaction in which 100% of the issued and outstanding shares of MEDITE Enterprise, Inc., were acquired by CytoCore, Inc. in exchange for the issuance by CytoCore, Inc., of 14,687,500 shares of its common stock to the shareholders of the Company. The result of this transaction was for the Company and its wholly owned subsidiaries to become wholly owned subsidiaries of CytoCore, Inc., a US public company. In addition, the shareholders of the Company became the majority owners of CytoCore, Inc., which resulted in the transaction being accounted for as a reverse merger, in which the financial statements of MEDITE Enterprise, Inc. and its subsidiaries became those of CytoCore, Inc., now MEDITE Cancer Diagnostics, Inc.

MEDITE is a medical technology company specializing in the development, engineering, manufacturing and marketing of premium medical devices and consumables for detection, risk assessment and diagnosis of cancer and related diseases. By acquiring MEDITE the company changed from solely research operations to an operating company with 76 employees in four countries, a distribution network to about 70 countries worldwide, a well-known and established brand name, a wide range of selling products and the established infrastructure necessary for a company acting in the medical industry.

Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended March 31, 2015 and 2014 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K/A for the year ended December 31, 2014 and other filings with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	33 yrs
Machinery and equipment	3-10 yrs
Office furniture and equipment	2-10 yrs
Vehicles	5 yrs
Computer equipment	3-5 yrs

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

Goodwill

The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the business combination. The Company evaluates our reporting units on an annual basis. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Unless events or circumstances have changed significantly, we generally do not re-test at year end assets acquired from a business combination in the year of acquisition.

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

Impairment Policy and Procedures for In Process Research and Development, Trademarks, Trade Names and Goodwill

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

These assets were independently valued at April 3, 2014, the date of the MEDITE Enterprise, Inc. purchase by CytoCore, Inc., based upon valuation assumptions such as projected discounted cash-flow amongst others and updated through March 31, 2015. In the future, the Company plans to review the assumptions annually to determine if any impairment allowances are necessary until the underlying products under development and long-lived assets have been commercialized.

Note 2.	Reverse Merger

In January 2014, the Company and the previous owners of MEDITE Enterprise, Inc. entered into an agreement to merge with the former CytoCore, Inc. The merger required as a pre-requisite that among other items CytoCore settle certain outstanding payroll amounts in stock and that CytoCore complete a private placement with gross proceeds of a minimum of $2 million, which was later amended to $1.5 million. On April 3, 2014 CytoCore issued 697,234 shares of its common stock in satisfaction of approximately $1.6 million in outstanding accrued payroll. On April 4, 2014 the Company closed on a private placement in which it received gross proceeds of $1.5 million and issued 955,875 shares of its common stock. The merger closed on April 4, 2014 with the previous owners of MEDITE Enterprise, Inc. receiving 14,687,500 shares of the Company’s common stock. An additional 312,500 shares remain to be issued because certain conditions have been fulfilled in accordance with the agreement to complete the exchange for 100% of the issued and outstanding stock of MEDITE Enterprise, Inc. The consideration paid was determined based upon the number of shares outstanding from the former CytoCore, Inc. of approximately 3,502,700 common shares outstanding before the merger at $1.60 per share (the same price per share in the concurrent private placement noted above).

Because the owners of MEDITE Enterprise, Inc. received approximately 81.1% of the then issued and outstanding stock of the Company, the merger was treated as a reverse acquisition, in which for accounting purposes MEDITE Enterprise, Inc. acquired CytoCore, Inc. Therefore, the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 represents the financial results of MEDITE Enterprise, Inc. and subsidiaries only as the transaction did not occur until April 4, 2014.

Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, the assets acquired and liabilities assumed, recorded at fair value on the date of acquisition, are summarized in the following table:

In thousands
Assets acquired
Cash	$1
Other current assets	12
Property and equipment	81
Trade names /trademarks	1,240
In-Process research and development	4,620
Goodwill	2,453
8,407

Liabilities assumed
Accounts payable & accrued expenses	3,220
Related party advances	102
Loans payable	21
3,343

Consideration paid in the form of common stock	$5,064

The Company is treating the fair value assigned to trade names/trademarks as indefinite lived intangibles. The in process research and development covers four separate areas (a) breast pap device and related consumables (b) new biomarkers (c) a new stain and (d) the SoftKit. Until the Company either completes development or abandons such development, the in-process research and development costs are treated as indefinite lived intangible assets. If the Company is successful in these development projects, it expects the in-process research and development will be amortized over an approximate 15 year life.

Note 3.	Inventories

The following is a summary of the components of inventories (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Raw materials	$1,208	$1,229
Work in progress	27	33
Finished Goods	1,940	2,153

	$3,175	$3,415

No amounts were reserved for obsolete inventory as of March 31, 2015 and December 31, 2014.

Note 4.	Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Land	$208	$233
Buildings	1,152	1,291
Machinery and equipment	492	529
Office furniture and equipment	237	265
Vehicles	92	103
Computer equipment	106	110
Construction in progress	510	559
Less: Accumulated depreciation	(795)	(999)
	$2,002	$2,091

Depreciation expense amounted to approximately $34,000 and $62,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 5.	Long-term Debts and Lines of Credit

The Company’s outstanding note payable indebtedness was as follows as of (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Hannoversche Volksbank credit line #1	$1,787	$1,880
Hannoversche Volksbank credit line #2	409	465
Hannoversche Volksbank term loan #1	93	135
Hannoversche Volksbank term loan #2	74	81
Hannoversche Volksbank term loan #3	226	270
Ventana Medical Systems, Inc. Promissory Note	21	21
Debenture DZ Equity Partners Participation rights	814	912
	$3,424	$3,764

In July 2006, MEDITE GmbH, Burgdorf, entered into a master line of credit agreement #1 with Hannoversche Volksbank. The line of credit was amended in 2012 and was later amended to increase the credit limit to Euro 1.8 million ($2.0 million as of March 31, 2015). In January 2015, the master credit line was reduced to Euro 1.6 million ($1.7 million as of March 31, 2015) and to be reduced by a further Euro 500,000 ($542,505 as of March 31, 2015) to Euro 1.1 million ($1.2 million as of March 31, 2015) effective June 1, 2015. Borrowings on the master line of credit agreement #1 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the company and defined in the agreement. Interest rates depending on the type of advance elected range from 3.77 – 8.00 % during the period ended March 31, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, a mortgage on the buildings owned by the Company and is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of Euro 400,000 ($434,000 as of March 31, 2015). Borrowings on the master line of credit agreement #2 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the company and defined in the agreement. Interest rates depending on the type of advance elected range from 3.77 – 8.00 % during the period ended March 31, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company and the state of Lower Saxony (Germany) to support high-tech companies in the area.

In December 2006, MEDITE GmbH, Burgdorf, entered into a Euro 500,000 ($542,500 as of March 31, 2015) term loan agreement #1 with Hannoversche Volksbank with an interest rate of 3.4% per annum. The term loan has a maturity of September 2016 and requires semi-annual principal payments of approximately Euro 27,780 ($30,141 as of March 31, 2015) each. The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company and also a mortgage on the property of the Company.

In June 2006, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($434,000 as of March 31, 2015) term loan #2 with Hannoversche Volksbank with an interest rate of 3.6 % per annum. The term loan has a maturity of June 2016, requires 18 semi-annual principal repayments of approximately Euro 22,220 ($24,109 as of March 31, 2015) each. The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company and is collateralized by subordinated assignments of all of the receivables and inventories of MEDITE GmbH, Burgdorf and also has a subordinated pledge of share term life insurance policies.

In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($434,000 as of March 31, 2015) term loan #3 with Hannoversche Volksbank with a variable interest rate of approximately 4.7% per annum as of December 31, 2014. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of Euro 13,890 ($15,071 as of March 31, 2015) each. The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company, and is collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

In March 2009, the Company entered into a participation rights agreement in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million in two tranches of Euro 750,000 each. The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matures at December 31, 2016.

As of the date of filing, the remaining balance of approximately $21,000 on the note payable to Ventana Medical Systems, Inc. was in default. However, on February 23, 2015, the Company reached an agreement with Ventana Medical Systems, Inc. whereby both parties have agreed that Ventana Medical Systems, Inc. will accept $38,281 as payment in full for all outstanding principal and accrued interest. The $38,281 has been included in current portion of long-term debt on the consolidated balance sheet. As part of this agreement, Ventana Medical Systems, Inc. has agreed to convert $1.75 million stated value of Series D Preferred stock and all outstanding accrued dividends of $656,250 for 12,000 shares of the Company’s common stock. Prior to the execution of this agreement, the Company had failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above.

Note 6.	Related Party Advances

At December 31, 2014, the Company owed its then CFO and Chairman of the Board for prior advances of approximately $110,000. The CEO Michaela Ott together with the COO Michael Ott provided an additional $950,000 in a non-interest bearing short term advance at the end of the first quarter 2015. This advance is due on demand and at the date of the filing $620,000 was repaid to them, leaving an unpaid balance of $330,000.

Note 7.	Common Stock

During the first quarter 2015, the Company issued 240,625 shares of unregistered stock to qualified individuals pursuant to exemptions from registration under Regulation D and Section 4(2) of the Securities Act of 1933 at 1.60 for proceeds of $385,000, net of 28,000 of issuance costs.

During the first quarter ended March 31, 2015, the Company issued 12,000 shares of common stock in a Series D Preferred Stock conversion as further discussed in Note 8.

Note 8.	Preferred Stock and Warrants

A summary of the Company’s preferred stock as of March 31, 2015 and December 31, 2014 is as follows.

	March 31,	December 31,
	2015	2014
	(unaudited)
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	-	175,000
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	198,355	373,355

As of March 31, 2015 and December 31, 2014, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

On February 23, 2015, the Company reached an agreement with Ventana Medical Systems, Inc. to convert $175,000 stated value of Series D Preferred Stock and all outstanding accrued dividends of $656,250 for 12,000 shares of the Company’s common stock.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$10,303 per share
Conversion Rate:	0.00044—Liquidation Value divided by Conversion Price ($4.50/$10,303)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$1,000 per share
Conversion Rate:	0.0040—Liquidation Value divided by Conversion Price ($4.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time

Cumulative dividends in arrears at March 31, 2015 and December 31, 2014 were $530,038 and $520,665, respectively.

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$600 per share
Conversion Rate:	0.0050—Liquidation Value divided by Conversion Price ($3.00/$600)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at March 31, 2015 and December 31, 2014 were $154,288 and $151,413, respectively.

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$800.00 per share
Conversion Rate:	.0275—Liquidation Value divided by Conversion Price ($22.00/$800)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at March 31, 2015 and December 31, 2014 were $568,177 and $558,173 respectively.

Warrants outstanding

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2014	143,308	$2.64	—	6.46
Granted	—	$—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2013	143.308	$2.64	—	6.46

Note 9.	Commitments and Contingencies

The Company currently leases 13 vehicles for sales and service employees, delivery and other purposes with expirations ranging from May 2015 through February 2018. The current minimum monthly payment for these vehicle leases is approximately $6,024.

The Company has several operation leases for office, laboratory and manufacturing space. The Company’s operating lease for one of its German facilities can be cancelled by either party with a 3 months’ notice, its Poland facility can be terminated by either party with a six month notice. Monthly rent payments for the German and Poland facilities are Euro 4,000 ($4,513 as of March 31, 2015) and PLN 6,240 ($1,645 as of March 31, 2015) respectively. The Company’s laboratory facility in Chicago, IL terminates June 30, 2015 and requires monthly payments of $1,070. The Company also sublease its former Chicago laboratory facility for $3,916 per month. The lease for this facility terminates October 30, 2016 and require monthly rent payments of $4,270. The Company’s Orlando facility has escalating rents ranging from $2,345 to $2,563 per month and terminates July 31, 2018. The total aggregate monthly lease payments (net of the sublease) required on these leases is approximately $9,800.

In 2014, the Company became subject to a lawsuit brought by D&D Technologies, Inc. (“D&D”) in the state of New Jersey for breach of contract and breach of implied covenant of good faith that occurred in 2013 and prior by the former CytoCore for failure to pay for past contractual services. The original complaint was dismissed and then refiled by D&D. D&D is seeking damages over $86,000 plus equitable relief. In 2015, the Company and D&D engaged in settlement negotiations and at the time of this filing had verbally agreed to settle the matter for approximately $15,000, however, no formal written settlement has yet been entered into. This settlement has been accrued as of March 31, 2015 and included in account payable and accrued expenses on the accompanying condensed consolidated balance sheet.

Note 10.	Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. For the revenue and net income the March 31, 2014 numbers are the former MEDITE part only while the March 31, 2015 numbers are after the reverse merger and therefore combined with the former CytoCore, Inc. The influence by the significant chance of the currency exchange rate between USD and EURO since March 31, 2014 compared to March 31, 2015 is about $0.47 million. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Poland		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Assets	$9,307	$9,387	$7,449	$6,989	$102	$63	$16,858	$16,439
Property & equipment, net	99	98	1,896	1,985	7	8	2,002	2,091
Intagible assets	8,313	8,313	-	-	-	-	8,313	8,313

	United States		Germany		Poland		Total
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues	$280	$157	$2,003	$2,577	$4	$-	$2,287	$2,734
Net income (loss)	(163)	19	(76)	200	(16)	-	(255)	219

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors, our ability to develop new products and respond to technological changes in the markets in which we compete, our ability to obtain government approvals of our products, our ability to market our products, changes in third-party reimbursement procedures, and such other factors that may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2014. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview of MEDITE Cancer Diagnostics, Inc.

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

By acquiring MEDITE in 2014, the Company changed from just research operations to an operating company with 76 employees in four countries, a distribution network to about 70 countries worldwide, a well-known and established brand name, a wide range of selling products and the established infrastructure necessary for a company acting in the medical industry. Both company structures and cultures were successfully merged to one new company organization.

Several synergies were realized with this strategy, for example cost reduction of the former CytoCore research segment by about 50%, complementary products in the cytology product segment which is now addressing all components from cell collection through cell processing to diagnostic tools like cancer markers and screening systems. Some of them are already selling and some are in a late stage of development expecting to sell within one or two years.

The cancer markers developed by the former CytoCore over the last three years are showing excellent results in internal studies but have not yet been tested in formal clinical trials. In our opinion, one of the tests based upon these biomarkers has the potential for displacing the current expensive Human Papilloma Virus (HPV) testing methods in both initial and follow up testing, resulting in less costs for the patient, laboratory and payer. The test may identify cancerous and precancerous cells regardless of the presence of HPV. The Company hopes to market the test globally outside the United States in 2015, and in the United States by 2017.

Another major business focus for 2015 is the Chinese market, which the Company entered in 2014. It is the fastest growing, and by 2016 management expect it will be the largest, market for the Company’s products. With its Chinese distributor UNIC Medical the Company successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices end of 2014. The UNIC sales team now can sell MEDITE products in China, and currently successfully is doing so. For this first quarter, the Company can report orders of approximately $500,000 from China. Also, together with UNIC, the Company is part of a government supported project to standardize the histology laboratory process there using MEDITE equipment and consumables for the processing part of the process, MEDITE immuno-assays, and the UNIC technology for digitalization and computer aided diagnostics utilizing the latest cloud technology.

Several other innovative product developments are in the marketing pipeline for this fiscal year of 2015. In the first quarter, the Company’s important German priority patent for the fully automated histology lab, a Lab-In-One unit, has been granted. This technology is demanded by the market, following the trend toward higher automation in the industry and has the ability change the competition in histology.

To sell the Company’s complete cytology product line set “SureThin” also in the US, a US Food and Drug Administration (“FDA”) application is required to be submitted and approved, which currently is under preparation and is expected to be submitted soon. The use with the currently highest market volume for products is in cervical cancer screening, but increasingly also in non-gynecology applications such as lung cancer screening.

The Company operates in one industry segment for cancer diagnostics instruments and consumables for histology and cytology laboratories.

Definition:	Histology - Cancer diagnostics based on the structures of cells in tissues
Cytology - Cancer diagnostics based on the structures of individual cells

Cancers and precancerous conditions are defined in terms of structural abnormalities in cells. For this reason, cytology is widely used for the detection of such conditions, while histology is typically used for the confirmation, identification and characterization of the cellular abnormalities detected by cytology. Other diagnostics methods, such as marker-based assays, provide additional information that can supplement, but which cannot replace cytology and histology. The trend towards more personalized treatment of cancer increases the need for cytology, histology and assays for identifying and testing the best treatment alternatives. We believe that this segment will therefore be increasingly important for future development of strategies to fight the “cancer epidemic” (World Health Organization: World Cancer Report 2014) which expects approximately a 50 % increase in cancer cases worldwide within the next 20 years.

This segment sees a trend toward, and demand for, higher automation for more throughput in bigger laboratories, process standardization, digitalization of cell and tissue slides and computer aided diagnostic systems, while also looking for cost effective solutions. In the US, the Patient Protection and Affordable Care Act is a national example for the industry. More people have health insurance, and therefore can afford early cancer screening, while at the same time the payers for health care continue looking for cost reductions.

MEDITE acts as a one-stop-shop for histology (also known as anatomic pathology) laboratories either as part of a hospital, as part of a chain of laboratories or individually. It is one out of only four companies offering all equipment and consumables for these type of laboratories worldwide. The MEDITE Brand stands for innovative and high quality products – most equipment made in Germany – and competitive pricing.

For the cytology market, MEDITE offers a wide range of consumable products and equipment; in particular for liquid-based-cytology, which is an important tool in cancer screening and detection in the field of cervical, bladder, breast, lung and other cancer types. We also developed an innovative new type of easy to use standardized staining solutions, and a very innovative and effective early cancer detection marker-based assay. These new developments are cost effective solutions able to replace more expensive competitive products, and therefore are also becoming the first choice for the growing demand in emerging countries.

All of the Company’s operations during the reporting period were conducted and managed within this segment, with management teams reporting directly to our Chief Executive and Operating Officers. For information on revenues, profit or loss and total assets, among other financial data, attributable to our operations, see the unaudited condensed consolidated financial statements included herein.

Outlook

Due to promising new products and distributions contracts executed in the last two years, management believes the profitability and cash-flow of the business will grow and improve. However, significant on-going operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development and 2.) Increase direct sales in the USA and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing cost to increase our gross margin. Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If we are unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities.

Currently, approximately 90 % of the Company’s sales are generated in Euro currency. During the previous year first quarter ended March 31, 2014, on average, $1.37533 was received for every Euro. During the first quarter ended March 31, 2015, the average exchange rate of Euro for dollars dropped to $1.1283. Therefore, the Company’s revenues translated from Euro into dollars may be down year over year if the exchange rate remains at $1.12830 or lower during the remainder of 2015. The Company is working to lessen the impact of the Euro’s decline versus the dollar by increasing the percentage of overall product sales in the United States and other countries such as China whose currency is not pegged to the Euro.

The Company believes the combination of MEDITE Enterprise, Inc. with CytoCore, Inc. will expedite the development and marketability of CytoCore’s cytology products which include collection devices, image analysis software, special stains and immuno-assays. Currently, the recent launch of new products, the positive impact from several new initiatives, and some recently executed distribution contracts in the United States, Europe and China are some primary positive factors assisting growth.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis contained in our Annual Report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on May 8, 2015.

The results of the Company for the three months ended March 31, 2015, include the results of the entire MEDITE Cancer Diagnostics, Inc. group (consolidated former CytoCore, Inc. with MEDITE Enterprise, Inc.) while the results for the three months periods ended March 31, 2014, are of MEDITE Enterprise, Inc. only.

Three months ended March 31, 2015 as compared to the three months ended March 31, 2014 (in thousand USD)

Revenue

Revenue for the three months ended March 31, 2015, was $2,287 as compared to $2,734 for the three months ended March 31, 2014. Due to the fact that approximately 90 % of all sales are invoiced in Euro currency, the recent fluctuation of the USD/EURO exchange rate had a major impact of approximately $470 on the revenue decrease compared to last year’s exchange rate. On a comparable exchange rate, the revenue of the first quarter 2015 would have been increased by 1%. Due to some seasonality in the industry, usually the first quarter of a year is weak because many public customers buy during the last 4 to 5 months of a year.

Costs of Revenue

Cost of revenues were $1,369, or 60% of the revenues for the three months ended March 31, 2015 as compared to $1,474, or 54% of the revenues for the three months ended March 31, 2014. More sales through international distributors as compared to higher margin direct sales is the major reason for the decreased gross margin.

Research and Development

Research and development expenses are an important part of our business to keep our existing products competitive, and to develop new innovative solutions with interesting market potential that will help us grow future revenues. These expenses include research work for cancer marker consumables and developing work, including engineering and industrial design, for histology and cytology laboratories worldwide. Major parts of these expenses are payroll-related costs for in-house scientific research, mechanical and electrical engineering, instrument related software development staff, prototype expenses and material purchased for R&D.

For the first quarter 2015, research and development expenses increased to $262 compared to $199 for the first quarter 2014. This increase of $63 or 32% is the result of the inclusion of the former CytoCore, Inc. and MEDITE Poland expenses in the first quarter 2015. We expect to continue to expend considerable effort and resources to continue to grow our product offerings.

Selling, General and Administrative

For the first quarter 2015, SG&A expenses were $807 as compared to $629 for the first quarter 2014. The first quarter 2015 compared to the first quarter 2014 expense are now burdened with the administrative costs of the former CytoCore, Inc., which amounted to $107.

Operating Income (Loss)

The operating loss of $185 for the first quarter of 2015 compares to MEDITE’s operating profit of $370 for the first quarter of 2014 as a standalone company before the purchase of MEDITE by CytoCore effective on April 3, 2014.

Interest Expense

Interest expenses decreased by 23% to $58 in the three months ended March 31, 2015 compared to $75 for the three months ended March 31, 2014, due to the decreased use of lines of credit and repayment of term loans, both used for working capital financing of the European entities.

Net Income (Loss)

The net income (loss) for the quarter ended March 31, 2015, totaled $255, as compared to net income of $219 for the quarter ended March 31, 2014. As noted above the primary reason for the loss in 2015 was the inclusion of the results of the former CytoCore, Inc. and the additional expenses related the new R&D facility in Poland.

Liquidity and Capital Resources

In the first quarter 2015, the Company issued 240,625 shares of unregistered stock to qualified individuals under SEC Rule 144 at $1.60 for proceeds of $357, net of issuance costs of $28. In addition, the major shareholders, officers and directors of the Company, Michaela Ott and Michael Ott provided a $950 short term loan to the Company. The Company repaid $620 by the date of filing.

Historically, the Company has raised $1.75 million in funds through two private placements and plans on raising additional equity through other private placements that have yet to close.

Due to promising new products and distributions contracts executed in the last two years, management believes the profitability and cash flow of the business will grow and improve. However, significant on-going operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development and 2.) Increase direct sales in the USA and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing cost to increase our gross margin. Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If we are unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities. Approximately, $1.9 million of accrued liabilities represents unpaid wages and vacation benefits. We believe subject to employee approval at least 75% of this liability will be converted into equity. In summary, management believes current working capital is sufficient to fund current operations.

A part of the Company’s outstanding indebtedness under its master credit line #1 with Hannoversche Volksbank availability will be reduced by Euro 500 ($543 as of March 31, 2015) effective June 1, 2015. The bank has already granted extensions to the Company and the Company believes that the bank will work with the Company as we raise additional equity. Should the bank be unwilling to grant further extensions, management believes that we can obtain bank funding elsewhere at equivalent terms, or if necessary, raise the funds needed through operations.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company has a litigation case with D&D Technology, Inc., Union, NJ, about third party development costs. As of the filing this case is verbally settled with a final payment of $15,000 by MEDITE to D&D Technology, the written settlement is pending. The expected settlement is accrued in our condensed consolidated financial statements.

On August 2013, the German local state court ruled the Company was not in breach of claims pursued by plantiff, Hologic Deutschland GmbH, Germany. However, the court ruled the Company must clearly differentiate their products in the German market from those offered by Hologic or be subject to court imposed penalties with a limit of Euro 250,000 ($271,252 as of March 31, 2015). Hologic has appealed the verdict and in addition the Company has appealed the provision of the verdict which applies to the possible penalty as described.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter 2015, the Company issued 240,625 shares of unregistered stock to qualified individuals pursuant to exemptions from registration under Regulation D and Section 4(2) of the Securities Act of 1933 at 1.60 for proceeds of $385,000, net of $28,000 of issuance costs.

The Company also issued 12,000 shares of common stock in a Series D Preferred Stock conversion.

We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, for sales to a limited number of accredited investors, employees, service providers, or creditors with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.

Item 3. Defaults upon Senior Securities.

As of the date of filing, the remaining balance of approximately $21,000 on the note payable to Ventana Medical Systems, Inc. was in default. However, on February 23, 2015, the Company reached an agreement with Ventana Medical Systems, Inc. whereby both parties have agreed that Ventana Medical Systems, Inc. will accept $38,281 as payment in full for all outstanding principal and accrued interest. The $38,281 has been included in current portion of long-term debt on the consolidated balance sheet. As part of this agreement, Ventana Medical Systems, Inc. has agreed to convert $1.75 million stated value of Series D Preferred stock and all outstanding accrued dividends of $656,250 for 12,000 shares of the Company’s common stock. Prior to the execution of this agreement, the Company had failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Section 302 certification by the principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Section 302 certification by the chief financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by the principal executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Section 906 certification by the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* To be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDITE Cancer Diagnostics, Inc.

Date: May 20, 2015	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

Date: May 20, 2015	/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Financial Officer

