Form 10-Q
period 2015-06-30
Medite Cancer Diagnostics, Inc.
filed 2015-08-13
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File number 000-00935

MEDITE CANCER DIAGNOSTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4296006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4203 SW 34 th Street, Orlando, FL	32811
(Address of principal executive offices)	(Zip Code)

(407) 996-9630

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

COMMON STOCK, $0.001 PAR VALUE, AT August 13, 2015: 20,391,206

MEDITE Cancer Diagnostics, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2015

PART I. — FINANCIAL INFORMATION

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except shares and per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$247	$230
Accounts receivable, net	1,643	1,991
Inventories	3,655	3,415
Prepaid expenses and other current assets	82	154
Total current assets	5,627	5,790

Property and equipment, net	1,964	2,091
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	2,453	2,453
Other assets	384	245
Total assets	$16,288	$16,439

Liabilities and Stockholders’ Equity

Current liabilities:
Secured lines of credit and current portion of long-term debt	$1,905	$2,555
Account payable and accrued expenses	3,995	4,134
Advances – related parties	95	110
Total current liabilities	5,995	6,799
Long-term debt, net of current portion	853	1,209
Total liabilities	6,848	8,008

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 and 373,355 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively (liquidation value of all classes of preferred stock $1,121 and $2,871 as of June 30, 2015 and December 31, 2014, respectively)	962	1,487
Common stock, $0.001 par value; 3.5 billion shares authorized, 20,391,206 and 19,427,331 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	20	19
Additional paid-in capital	7,784	5,763
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(309)	(149)
Retained earnings	1,310	1,638
Total stockholders’ equity	9,440	8,431

Total liabilities and stockholders’ equity	$16,288	$16,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except shares and per share amounts)

	Three Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)

Net sales	$2,132	$3,175
Cost of revenues	1,166	1,441
Gross profit	966	1,734

Operating expenses
Depreciation and amortization expense	31	39
Research and development	341	246
Selling, general and administrative	600	1,333
	972	1,618
Total operating expenses
Operating income (loss)	(6)	116

Other expenses
Interest expense	54	75
Other expenses	-	122
Total other expenses	54	197

Loss before income taxes	(60)	(81)

Income tax expense (benefit)	13	(31)
Net loss	(73)	(50)

Preferred dividend	(23)	(36)

Net loss to common stockholders	$(96)	$(86)

Condensed statements of comprehensive income (loss)
Net loss	(73)	(50)
Other comprehensive loss
Foreign currency translation adjustments	87	(4)

Comprehensive income (loss)	$14	$(54)

Earnings per share
Net loss to common stockholders	(96)	(86)
Basic and diluted earnings (loss) per share	-	-
Weighted average basic and diluted shares outstanding	20,328,495	16,349,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except shares and per share amounts)

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)

Net sales	$4,419	$5,909
Cost of revenues	2,535	2,938
Gross profit	1,884	2,971

Operating expenses
Depreciation and amortization expense	65	78
Research and development	603	445
Selling, general and administrative	1,407	1,962

Total operating expenses	2,075	2,485
Operating income (loss)	(191)	486

Other expenses
Interest expense	111	150
Other expenses	50	151
Total other expenses	161	301

Income (loss) before income taxes	(352)	185

Income tax expense (benefit)	(25)	16
Net income (loss)	(327)	169

Preferred dividend	(46)	(36)

Net income (loss) to common stockholders	$(373)	$133

Condensed statements of comprehensive income (loss)
Net income (loss)	(327)	169
Other comprehensive loss
Foreign currency translation adjustments	(160)	(4)

Comprehensive income (loss)	$(487)	$165

Earnings (loss) per share
Net income (loss) to common stockholders	(373)	133
Basic and diluted earnings (loss) per share	(.02)	-
Weighted average basic and diluted shares outstanding	20,018,269	15,527,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(327)	$169
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	65	78
Non cash interest	-	2
Deferred income taxes	(139)	-
Changes in assets and liabilities:
Accounts receivable, net	348	(247)
Inventories	(240)	(827)
Prepaid expenses and other current assets	71	(78)
Accounts payable and accrued liabilities	(139)	(279)
Net cash used in operating activities	(360)	(1,182)

Cash flows from investing activities:
Purchases of equipment	(6)	(269)
Increase in other assets	-	1
Net cash used in investing activities	(6)	(268)

Cash flows from financing activities:
Net advances (repayments) on lines of credit and long-term debt	(1,008)	142
Term note repayment	-	(104)
Proceeds from sale of common stock, net issuance costs of $28	1,496	1,724
Net advances (repayments) from related parties	(15)	21
Net cash provided by financing activities	473	1,783

Effect of exchange rates on cash and cash equivalents	(90)	(94)
Net increase (decrease) in cash and cash equivalents	17	(239)
Cash and cash equivalents at beginning of year	230	75

Cash and cash equivalents at end of the period	$247	$314

Supplemental disclosure of cash flow information:
Cash paid for interest	$102	$149
Cash paid for income taxes	$52	$16

Supplemental schedule of non-cash financing activity:
Conversion of preferred stock to common stock	$525	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except shares and per share amounts)

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

Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended June 30, 2015 and 2014 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K/A for the year ended December 31, 2014 and other filings with the Securities and Exchange Commission.

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

These assets were independently valued at April 3, 2014, the date of the MEDITE Enterprise, Inc. purchase by CytoCore, Inc., based upon valuation assumptions such as projected discounted cash-flow amongst others and updated through June 30, 2015. In the future, the Company plans to review the assumptions annually to determine if any impairment allowances are necessary until the underlying products under development and long-lived assets have been commercialized.

Recent Accounting Pronouncements

In 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The Company does not expect this amendments to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations and simplifies the current US GAAP requirements by reducing the number of consolidation models. The guidance is effective for fiscal years and interim reporting periods beginning on or after December 15, 2015. The Company does not expect this standard to have a material impact on its statements of operations, statements of cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-09 will have a significant impact on its consolidated financial statements.

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

Because the owners of MEDITE Enterprise, Inc. received approximately 81.1% of the then issued and outstanding stock of the Company, the merger was treated as a reverse acquisition, in which for accounting purposes MEDITE Enterprise, Inc. acquired CytoCore, Inc. Therefore, the consolidated statements of operations and comprehensive income (loss) for the three months and six month ended June 30, 2015 represents the financial results of MEDITE Enterprise, Inc. and subsidiaries only as the transaction did not occur until April 4, 2014.

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

Note 3.	Inventories

The following is a summary of the components of inventories (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Raw materials	$1,515	$1,229
Work in progress	165	33
Finished Goods	1,975	2,153

	$3,655	$3,415

No amounts were reserved for obsolete inventory as of June 30, 2015 and December 31, 2014.

Note 4.	Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Land	$212	$233
Buildings	1180	1,291
Machinery and equipment	540	529
Office furniture and equipment	286	265
Vehicles	31	103
Computer equipment	105	110
Construction in progress	510	559
Less: Accumulated depreciation	(900)	(999)
	$1,964	$2,091

Depreciation expense amounted to approximately $65,000 and $78,000 for the six months ended June 30, 2015 and 2014, respectively.

Note 5.	Long-term Debts and Lines of Credit

The Company’s outstanding note payable indebtedness was as follows as of (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Hannoversche Volksbank credit line #1	$1,163	$1,880
Hannoversche Volksbank credit line #2	384	465
Hannoversche Volksbank term loan #1	93	135
Hannoversche Volksbank term loan #2	49	81
Hannoversche Volksbank term loan #3	216	270
Ventana Medical Systems, Inc. Promissory Note	21	21
Denture DZ Equity Partners Participation right	832	912
	$2,758	$3,764

In July 2006, MEDITE GmbH, Burgdorf, entered into a master line of credit agreement #1 with Hannoversche Volksbank. The line of credit was amended in 2012 and was later amended to increase the credit limit to Euro 1.8 million ($2.0 million as of June 30, 2015). In January 2015, the master credit line was reduced to Euro 1.6 million ($1.8 million as of June 30, 2015) and further reduced to the original Euro 500,000 ($554,720 as of June 30, 2015) to Euro 1.1 million ($1.2 million as of June 30, 2015) effective July 1, 2015. Borrowings on the master line of credit agreement #1 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the company and defined in the agreement. Interest rates depending on the type of advance elected range from 3.77 – 8.00 % during the period ended June 30, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, a mortgage on the buildings owned by the Company and is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of Euro 400,000 ($443,776 as of June 30, 2015). Borrowings on the master line of credit agreement #2 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected range from 3.77 – 8.00 % during the period ended June 30, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company and the state of Lower Saxony (Germany) to support high-tech companies in the area.

In December 2006, MEDITE GmbH, Burgdorf, entered into a Euro 500,000 ($554,720 as of June 30, 2015) term loan agreement #1 with Hannoversche Volksbank with an interest rate of 3.4% per annum. The term loan has a maturity of September 2016 and requires semi-annual principal payments of approximately Euro 27,780 ($30,820 as of June 30, 2015). The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company and also a mortgage on the property of the Company.

In June 2006, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($443,776 as of June 30, 2015) term loan #2 with Hannoversche Volksbank with an interest rate of 3.6 % per annum. The term loan has a maturity of June 2016, requires 18 semi-annual principal repayments of approximately Euro 22,220 ($24,652 as of June 30, 2015). The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company and is collateralized by subordinated assignments of all of the receivables and inventories of MEDITE GmbH, Burgdorf and also has a subordinated pledge of share term life insurance policies.

In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($443,776 as of June 30, 2015) term loan #3 with Hannoversche Volksbank with a variable interest rate of approximately 4.7% per annum as of December 31, 2014. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of Euro 13,890 ($15,410 as of June 30, 2015). The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company, and is collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

In March 2009, the Company entered into a participation rights agreement in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million, ($1.7 million as of June 30, 2015) in two tranches of Euro 750,000 each, ($832,000 as of June 30, 2015). The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matures at December 31, 2016.

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

During 2015 the Company reduced their working line and term loans with Hannoversche Volksbank by $1,006 net of currency fluctuations, $666 and $340 in the second and first quarters of 2015, respectively. (See the “liquidity” comment on page 19.)

Note 6.	Related Party Advances

At June 30, 2015 and December 31, 2014, the Company owed its then CFO and Chairman of the Board for prior advances of approximately $95,000 and $110,000 respectively. The CEO Michaela Ott together with the COO Michael Ott provided an additional non interest bearing short term advance of $950,000 at the end of the first quarter ended March 31, 2015 until equity funds were received. As of the date of the filing, the Company has no balances outstanding due to Michaela and Michael Ott.

Note 7.	Common Stock

During the first quarter ended March 31, 2015, the Company issued 240,625 shares of unregistered stock to qualified individuals pursuant to exemptions from registration under Regulation D and Section 4(2) of the Securities Act of 1933 at 1.60 for proceeds of $357,000, net of $28,000 of issuance costs. Further, the Company issued 12,000 shares of common stock in a Series D Preferred Stock conversion as further discussed in Note 8. During the second quarter ended June 30, 2015 the Company issued 711,250 shares at $1.60 for proceeds of $1,138,000 to the President of UNIC Medical of China. UNIC is the Company’s distributor in China and other Asian countries.

Note 8.	Preferred Stock and Warrants

A summary of the Company’s preferred stock as of June 30, 2015 and December 31, 2014 is as follows.

	June 30,	December 31,
	2015	2014
	(unaudited)
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	-	175,000
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	198,355	373,355

As of June 30, 2015 and December 31, 2014, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation for the six months ended June 30, 2015.

On February 23, 2015, the Company reached an agreement with Ventana Medical Systems, Inc. to convert $1.75 million stated value of Series D Preferred Stock and all outstanding accrued dividends of $656,250 for 12,000 shares of the Company’s common stock, which was issued in the second quarter ended June 30, 2015.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$10,303 per share
Conversion Rate:	0.00044—Liquidation Value divided by Conversion Price ($4.50/$10,303)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$1,000 per share
Conversion Rate:	0.0040—Liquidation Value divided by Conversion Price ($4.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time

Cumulative dividends in arrears at June 30, 2015 and December 31, 2014 were $539,413 and $520,665, respectively.

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$600 per share
Conversion Rate:	0.0050—Liquidation Value divided by Conversion Price ($3.00/$600)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at June 30, 2015 and December 31, 2014 were $157,163 and $151,413, respectively.

Series D Convertible Preferred Stock

Liquidation Value:	$1,000 per share, $ 525,000
Conversion Price:	$1,000 per share
Conversion Rate:	.01—Liquidation Value divided by Conversion Price ($10.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at June 30, 2015 and December 31, 2014 were $0 and $660,000, respectively.

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$800.00 per share
Conversion Rate:	.0275—Liquidation Value divided by Conversion Price ($22.00/$800)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at June 30, 2015 and December 31, 2014 were $578,639 and $558,173 respectively.

Warrants outstanding

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2014	143,308	$2.64	—	6.46
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2015	143.308	$2.64	—	6.46

Note 9.	Commitments and Contingencies

The Company currently leases 19 vehicles for sales and service employees, delivery and other purposes with expirations ranging from July 2015 through June 2018. The current minimum monthly payment for these vehicle leases is approximately $6,214.

The Company has several operation leases for office, laboratory and manufacturing space. The Company’s operating lease for one of its German facilities can be cancelled by either party with a 3 months’ notice, its Poland facility can be terminated by either party with a six month notice. Monthly rent payments for the German and Poland facilities are Euro 4,000 ($4,465 as of June 30, 2015) and PLN 6,240 ($1,662 as of June 30, 2015) respectively. The Company’s laboratory facility in Chicago, IL terminates June 30, 2016 and requires monthly payments of $1,070. The Company also subleases its former Chicago laboratory facility for $3,948 per month. The lease for this facility terminates October 30, 2016 and requires monthly rent payments of $4,594. The Company’s Orlando facility has escalating rents ranging from $2,345 to $2,563 per month and terminates July 31, 2018. The total aggregate monthly lease payments (net of the sublease) required on these leases is approximately $9,400.

The Company also leases IT Hardware and Software for 3-D Design and incurs a monthly lease rate of $1,646.

In 2014, the Company became subject to a lawsuit brought by D&D Technologies, Inc. (“D&D”) in the state of New Jersey for breach of contract and breach of implied covenant of good faith that occurred in 2013 and prior by the former CytoCore for failure to pay for past contractual services. The original complaint was dismissed and then refiled by D&D. D&D is seeking damages over $86,000 plus equitable relief. In the second quarter of 2015, the Company and D&D reached a settlement agreement with D&D Technologies, Inc for $15,000. This settlement has been accrued as of June 30, 2015 and included in account payable and accrued expenses on the accompanying condensed consolidated balance sheet. The balance was paid to D&D Technologies by the date of the filling.

The Company’s former auditor L.J. Soldinger and Associates filed a claim against the Company in Illinois’ Lake County Superior Court. The Company believes the claims are without merit and is adequately reserved for costs associated with the claim.

Note 10.	Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The first quarter numbers included in the six month period ended June 30, 2014 represent Medite as a private company before the reverse merger with the former CytoCore Inc. After April 3, 2014, results reflect the combination of both companies. . The influence by the significant change of the currency exchange rate between USD and EURO since June 30, 2014 compared to June 30, 2015 is approximately $1.1 million. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Poland		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Assets	$9,122	$9,387	$6,839	$6,989	$302	$63	$16,263	$16,439
Property & equipment, net	92	98	1,866	1,985	6	8	1,964	2,091
Intangible assets	8,315	8,313	47	-	7	-	8,369	8,313

	United States		Germany		Poland		Total
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$645	$955	$3,774	$4,954	$0	$0	$4,419	$5,909
Net income (loss)	(444)	(31)	116	200	0	-	(327)	169

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

Another major business focus for 2015 is the Chinese market, which the Company entered in 2014. It is the fastest growing, and by 2016 management expect it will be the largest, market for the Company’s products. This is due to our Chinese distributor UNIC Medical who was successful in receiving the Chinese Food & Drug Administration (“CFDA”) approval for all MEDITE histrology laboratory devices. The UNIC sales team now can sell MEDITE products in China, and currently successfully is doing so. During the second quarter ended June 30, 2015, the Company trained 50 UNIC sales employees and representatives to sell MEDITE equipment. Also, together with UNIC, the Company is part of a government supported project to standardize the histology laboratory process there using MEDITE equipment and consumables for the processing part of the process, MEDITE immuno-assays, and the UNIC technology for digitalization and computer aided diagnostics utilizing the latest cloud technology.

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

Currently, approximately 90 % of the Company’s sales are generated in Euro currency. During the previous year second quarter ended June 30, 2014, on average, $1.3702 was received for every Euro. During the first half of 2015, the average exchange rate of Euro for dollars dropped to $1.1170 which had an influence of 18.5% on the revenues. Therefore, the Company’s revenues translated from Euro into dollars may be down year over year if the exchange rate remains at that level or lower during the remainder of 2015. The Company is working to lessen the impact of the Euro’s decline versus the dollar by increasing the percentage of overall product sales in the United States and other countries such as China whose currency is not pegged to the Euro.

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

The results of the Company for the six months ended June 30, 2015, include the results of the entire MEDITE Cancer Diagnostics, Inc. group (consolidated former CytoCore, Inc. with MEDITE Enterprise, Inc.) while the results for the six months periods ended June 30, 2014, reflect operations for MEDITE Enterprise, Inc. only from January 1 through April 4, 2014 and the combined companies of CytoCore, Inc and Medite Enterprise, Inc. for the period of April 5 through June 30, 2014.

Three months ended June 30, 2015 as compared to the three months ended June 30, 2014 (in thousand USD)

Revenue

Revenue for the three months ended June 30, 2015, was $2,132 as compared to $3,175 for the three months ended June 30, 2014. Due to the fact that approximately 90% of all sales are invoiced in Euro currency, the recent fluctuation of the USD/EURO exchange rate had a major impact of approximately $600 on the revenue decrease compared to last year’s exchange rate. On a comparable exchange rate, the revenue of the second quarter 2015 would have been approximately the same as the June 2014 quarter.

Costs of Revenue

Cost of revenues were $1,166, or 54.69% of the revenues for the three months ended June 30, 2015 as compared to $1,441 or 45.38% of the revenues for the three months ended June 30, 2014. More sales through international distributors as compared to higher margin direct sales is the major reason for the decreased gross margin.

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

For the second quarter 2015, research and development expenses increased to $341 compared to $246 for the second quarter 2014. This increase of $95 or 38% is the result of the inclusion of the former CytoCore, Inc. and MEDITE Poland expenses for the entire period of second quarter 2015. We expect to continue to expend considerable effort and resources to continue to grow our product offerings.

Selling, General and Administrative

For the second quarter ended June 30, 2015, SG&A expenses were $600 as compared to $ 1,333 for the second quarter ended June 30, 2014. The second quarter ended June 30, 2014 compared to the second quarter ended June 30, 2015 expense reflects increased legal, accounting and other merger related expenses of approximately $200 expenses associated with the combination of Medite Enterprises and CytoCore Inc. as public companies. In addition, SG&A for the second quarter ended June 30, 2015 was credited for recovery of bad debts of $101 and correction of an inventory pricing error for $43.

Operating Income (Loss)

The operating loss of $6 for the second quarter of ended June 30, 2015 compared to an operating income of $116 for the second quarter of June 30, 2014 is due primarily to the decrease of gross profit and an increase of R&D expenses.

Interest Expense

Interest expenses decreased by 28% to $54 in the six months ended June 30, 2015 compared to $75 for the six months ended June 30, 2014, due to the decreased use of lines of credit and repayment of term loans, both used for working capital financing of the European entities.

Net Income (Loss)

The net loss for the quarter ended June 30, 2015, totaled $73 as compared to net loss of $50 for the quarter ended June, 2014. As noted above the primary reason for the loss in the second quarter of 2015 was a decrease in gross profit and additional expenses in R&D.

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014 (in thousand USD)

Revenue

Revenue for the six months ended June 30, 2015, was $4,419 as compared to $5,909 for the six months ended June 30, 2014. Due to the fact that approximately 90% of all sales are invoiced in Euro currency, the recent fluctuation of the USD/EURO exchange rate had a major impact of approximately $.75 million on the revenue decrease compared to last year’s exchange rate. On a comparable exchange rate, the revenue of the second quarter 2015 would have been increased by approximately 5-8%.

Costs of Revenue

Cost of revenues were $2,535, or 57% of the revenues for the six months ended June 30, 2015 as compared to $2.938 or 49% of the revenues for the six months ended June 30, 2014. More sales through international distributors as compared to higher margin direct sales is the major reason for the decreased gross margin.

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

For the first half of 2015, research and development expenses increased to $603 compared to $445 for the first half 2014. This increase of $158 or 36% is the result of the inclusion of MEDITE Poland and the CytoCore expenses for the entire period of first half 2015. The Polish operations were not started until 3rd quarter 2014 and CytoCore’s expenses for 2014 did not include expenses prior to April 3, 2014, the effective merger date. We expect to continue to expend considerable effort and resources to continue to grow our product offerings.

Selling, General and Administrative

For the six months ended June 30, 2015, SG&A expenses were $1,407 as compared to $ 1,962 for the first six months ended June 30, 2014. The first half of 2014 compared to the first half of 2015 reflects increased legal, accounting and other expenses associated with the combination of Medite Enterprises and CytoCore Inc. as public companies which became effective April 3, 2014.

Operating Income (Loss)

The operating loss of $191 for the first half of 2015 compares to an operating profit of $486 for the first half of 2014 is due primarily by the decrease in sales of $1,487 offset by the decrease in administrative expenses of $555 along with higher product gross margin and increased R&D expenses. The CytoCore, Inc. pre-merger expenses for the first quarter ended March 31, 2014 were not included in the company expenses ended June 30, 2014.

Interest Expense

Interest expenses decreased by 26% to $111 in the six months ended June 30, 2015 compared to $150 for the first half ended June 30, 2014 due to the decreased use of lines of credit and repayment of term loans, both used for working capital financing of the European entities.

Net Income (Loss)

The net income (loss) for the six month ended June 30, 2015, totaled $(327) as compared to net income of $169 for the six month ended June 30, 2014 is due primary to a decrease in sales and the additional expenses in R&D. The CytoCore, Inc, pre-merger expenses for the first quarter ended March 31, 2014 were not included in the company expenses ended June 30, 2014.

Liquidity and Capital Resources

In the first quarter of 2015, the Company issued 240,625 shares of unregistered stock to qualified individuals under SEC Rule 144 at $1.60 for proceeds of $357, net of issuance costs of $28. Also, in the second quarter, the CEO of UNIC China, a foreign national purchased 711,250 shares of stock from the Company at $1.60 per share for net proceeds of $1,138 as part of a $3.5 million private placement. The Company expects he will complete his investment during 2015.

During 2014, in conjunction and subsequent to the April 4, 2014 merger of CytoCore, Inc. and Medite Enterprises, the Company has raised $1,979 million in funds for 1,237,125 common shares through various private placements and plans on raising additional equity through other private placements that have yet to close. The Company reduced debt by $1,006 net of currency during the first half of 2015.

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

A part of the Company’s outstanding indebtedness under its master credit line #1 with Hannoversche Volksbank availability was reduced by Euro 500 ($543 as of June 30, 2015) effective July 1, 2015. The bank has agreed to work with the Company as we raise additional equity and maintain the current level of funding. Should the bank demand additional reductions in the line of credit, the Company is confident additional financing can be obtained through completion of the private placement still outstanding or obtain bank funding elsewhere at equivalent terms, or if necessary or raise the funds needed through operations.

The $950 short term advance provided financing before the planned investment of the CEO of UNIC, China, (see above) by Michaela Ott and Michael Ott during the first quarter ended March 31, 2015, which is no longer an obligation of the Company.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Part II. Other Information

Item 1. Legal Proceedings.

During the second quarter ended June 30, 2015, the Company settled a litigation case with D&D Technology, Inc. Union NJ, involving third party development costs with payment of $15,000 by MEDITE to D&D Technology. This amount had been previously expensed and recognized as an accrued liability in 2014.

On August 2013, the German local state court ruled the Company was not in breach of claims pursued by plantiff, Hologic Deutschland GmbH, Germany. However, the court ruled the Company must clearly differentiate their products in the German market from those offered by Hologic or be subject to court imposed penalties with a limit of Euro 250,000 ($277,360 as of June 30, 2015). Hologic has appealed the verdict and in addition the Company has appealed the provision of the verdict which applies to the possible penalty as described.

The Company’s former auditor L.J. Soldinger and Associates filed a claim against the Company in Illinois’ Lake County Superior Court. The case was later transferred to Federal District Court in Chicago, Illinois. The Company believes the claims are without merit and is adequately reserved for costs associated with the claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2015 the Company sold 711,250 shares of common stock to the President of UNIC Medical, a distributor-customer of the Company, at a per share price of $1.60, pursuant to Regulation S of the Securities Act of 1933. This person is a foreign national.

We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended. No investor who participated in the offering was a U.S. citizen, and the offering was conducted by the officers and directors of the Company without the participation of any underwriters, and no commissions were paid to any person.

Item 3. Defaults upon Senior Securities.

As of the end of the second quarter, the remaining balance of approximately $21,000 on the note payable to Ventana Medical Systems, Inc. was in default. However, on February 23, 2015, the Company reached an agreement with Ventana Medical Systems, Inc. whereby both parties have agreed that Ventana Medical Systems, Inc. will accept $38,281 as payment in full for all outstanding principal and accrued interest. The $38,281 has been included in current portion of long-term debt on the consolidated balance sheet. As part of this agreement, Ventana Medical Systems, Inc. has agreed to convert $1.75 million stated value of Series D Preferred stock and all outstanding accrued dividends of $656,250 for 12,000 shares of the Company’s common stock. Prior to the execution of this agreement, the Company had failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above.

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

MEDITE Cancer Diagnostics, Inc.

Date: August 13, 2015	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

Date: August 13, 2015	/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Financial Officer

