Form 10-Q
period 2015-09-30
Medite Cancer Diagnostics, Inc.
filed 2015-11-13
CIK 75439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

COMMON STOCK, $0.001 PAR VALUE, at November 13, 2015: 20,766,206

MEDITE Cancer Diagnostics, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2015

TABLE OF CONTENTS

		Page
PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

a) Condensed Consolidated Balance Sheets – September 30, 2015 (unaudited) and December 31, 2014		3

b) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — Three and Nine months Ended September 30, 2015 and 2014 (unaudited)		4

c) Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2015 and September 30, 2014 (unaudited)		6

d) Notes to Condensed Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	19

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 6.	Exhibits	21

SIGNATURES		22

EXHIBIT INDEX

Exhibit 31.1 Section 302 Certification of Chief Executive Officer
Exhibit 31.2 Section 302 Certification of Chief Financial Officer
Exhibit 32.1 Section 906 Certification of Chief Executive Officer
Exhibit 32.2 Section 906 Certification of Chief Financial Officer

PART I. — FINANCIAL INFORMATION

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except shares and per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets

Current assets:
Cash	$347	$230
Accounts receivable, net	1,302	1,991
Inventories	4,161	3,415
Prepaid expenses and other current assets	208	154
Total current assets	6,018	5,790

Property and equipment, net	2,016	2,091
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	2,453	2,453
Other assets	398	245
Total assets	$16,745	$16,439

Liabilities and Stockholders’ Equity

Current liabilities:
Secured lines of credit and current portion of long-term debt	$1,764	$2,555
Account payable and accrued expenses	4,025	4,134
Advances – related parties	85	110
Total current liabilities	5,874	6,799
Long-term debt, net of current portion	981	1,209
Total liabilities	6,855	8,008

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 and 373,355 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively (liquidation value of all classes of preferred stock $1,121 and $2,871 as of September 30, 2015 and December 31, 2014, respectively)	962	1,487
Common stock, $0.001 par value; 3.5 billion shares authorized, 20,766,206 and 19,427,331 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	21	19
Additional paid-in capital	8,343	5,763
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(479)	(149)
Retained earnings	1,370	1,638
Total stockholders’ equity	9,890	8,431

Total liabilities and stockholders’ equity	$16,745	$16,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except shares and per share amounts)

	Three Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)

Net sales	$2,662	$2,785
Cost of revenues	1,493	1,198
Gross profit	1,169	1,587

Operating expenses
Depreciation and amortization expense	30	48
Research and development	222	317
Selling, general and administrative	785	1,260
Total operating expenses	1,037	1,625
Operating income (loss)	132	(38)

Other expenses
Interest expense	46	71
Other expenses	11	2
Total other expenses	57	73

Income (loss) before income taxes	75	(111)

Income tax expense (benefit)	16	(8)
Net income (loss)	59	(119)

Preferred dividend	(23)	(18)

Net income (loss) applicable to common stockholders	$36	$(137)

Condensed consolidated statements of comprehensive income (loss)
Net income (loss)	59	(119)
Other comprehensive income (loss)
Foreign currency translation adjustments	(170)	45

Comprehensive (loss)	$(111)	$(74)

Earnings (loss) per share
Net income (loss) applicable to common stockholders	36	(137)
Basic and diluted earnings (loss) per share	-	(0.01)
Weighted average basic and diluted shares outstanding	20,484,936	19,345,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except shares and per share amounts)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)

Net sales	$7,081	$8,694
Cost of revenues	4,028	4,456
Gross profit	3,053	4,238

Operating expenses
Depreciation and amortization expense	95	126
Research and development	825	762
Selling, general and administrative	2,191	2,902

Total operating expenses	3,111	3,790
Operating income (loss)	(58)	448

Other expenses
Interest expense	157	221
Other expenses	61	153
Total other expenses	218	374

Income (loss) before income taxes	(276)	74

Income tax expense (benefit)	(9)	24
Net income (loss)	(267)	50

Preferred dividend	(69)	(54)

Net (loss) applicable to common stockholders	$(336)	$(4)

Condensed consolidated statements of comprehensive income (loss)
Net income (loss)	(267)	50
Other comprehensive income (loss)
Foreign currency translation adjustments	(330)	41

Comprehensive income (loss)	$(597)	$91

Earnings (loss) per share
Net (loss) applicable to common stockholders	(336)	(4)
Basic and diluted earnings (loss) per share	(.01)	-
Weighted average basic and diluted shares outstanding	20,051,206	17,683,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(267)	$50
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	95	126
Non cash interest	-	4
Changes in assets and liabilities:
Accounts receivable, net	689	56
Inventories	(746)	(1,058)
Prepaid expenses and other current assets	(54)	(150)
Accounts payable and accrued liabilities	(109)	(391)
Net cash used in operating activities	(392)	(1,363)

Cash flows from investing activities:
Purchases of equipment	(19)	(391)
Increase (decrease) in other assets	(154)	1
Net cash used in investing activities	(173)	(390)

Cash flows from financing activities:
Net advances (repayments) on lines of credit and long-term debt	(791)	180
Term note repayments	(228)	(159)
Proceeds from sale of common stock, net issuance costs of $28	2,056	1,842
Net advances from (repayment to) related parties	(25)	9
Net cash provided by financing activities	1,012	1,783

Effect of exchange rates on cash	(330)	21
Net increase in cash	117	140
Cash at beginning of year	230	75

Cash at end of the period	$347	$215

Supplemental disclosure of cash flow information:
Cash paid for interest	$103	$149
Cash paid for income taxes	$68	$16

Supplemental schedule of non-cash financing activity:
Conversion of preferred stock to common stock	$525	$-

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

In April 2014, the shareholders of the Company consummated a transaction in which 100% of the issued and outstanding shares of MEDITE Enterprise, Inc., were acquired by CytoCore, Inc. in exchange for the issuance by CytoCore, Inc., of 15,000,000 shares of its common stock to the shareholders of the Company. The result of this transaction was for the Company and its wholly owned subsidiaries to become wholly owned subsidiaries of CytoCore, Inc., a US public company. In addition, the shareholders of the Company became the majority owners of CytoCore, Inc., which resulted in the transaction being accounted for as a reverse merger, in which the financial statements of MEDITE Enterprise, Inc. and its subsidiaries became those of CytoCore, Inc., now MEDITE Cancer Diagnostics, Inc.

MEDITE is a medical technology company specializing in the development, engineering, manufacturing and marketing of premium medical devices and consumables for detection, risk assessment and diagnosis of cancer and related diseases. By acquiring MEDITE the company changed from solely research operations to an operating company with 71 employees in four countries, a distribution network to about 70 countries worldwide, a well-known and established brand name, a wide range of selling products and the established infrastructure necessary for a company acting in the medical industry.

Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended September 30, 2015 and 2014 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K/A for the year ended December 31, 2014 and other filings with the Securities and Exchange Commission.

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

These assets were independently valued at April 3, 2014, the date of the MEDITE Enterprise, Inc. purchase by CytoCore, Inc., based upon valuation assumptions such as projected discounted cash-flow amongst others and updated through September 30, 2015. In the future, the Company plans to review the assumptions annually to determine if any impairment allowances are necessary until the underlying products under development and long-lived assets have been commercialized.

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The Company does not expect this amendment to have a material impact on its consolidated financial statements.

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

In January 2014, the Company and the previous owners of MEDITE Enterprise, Inc. entered into an agreement to merge with the former CytoCore, Inc. The merger required as a pre-requisite that among other items CytoCore settle certain outstanding payroll amounts in stock and that CytoCore complete a private placement with gross proceeds of a minimum of $2 million, which was later amended to $1.5 million. On April 3, 2014 CytoCore issued 697,234 shares of its common stock in satisfaction of approximately $1.6 million in outstanding accrued payroll. On April 4, 2014 the Company closed on a private placement in which it received gross proceeds of $1.5 million and issued 955,875 shares of its common stock. The merger closed on April 4, 2014 with the previous owners of MEDITE Enterprise, Inc. receiving 14,687,500 shares of the Company’s common stock. An additional 312,500 shares remained to be issued because certain conditions had not been fulfilled in accordance with the agreement to complete the exchange for 100% of the issued and outstanding stock of MEDITE Enterprise, Inc. The remaining 312,500 shares were issued in October 2015. The consideration paid was determined based upon the number of shares outstanding from the former CytoCore, Inc. of approximately 3,502,700 common shares outstanding before the merger at $1.60 per share (the same price per share in the concurrent private placement noted above).

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

Note 3.	Inventories

The following is a summary of the components of inventories (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Raw materials	$1,934	$1,229
Work in progress	225	33
Finished Goods	2,002	2,153

	$4,161	$3,415

No amounts were reserved for obsolete inventory as of September 30, 2015 and December 31, 2014.

Note 4.	Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Land	$215	$233
Buildings	1192	1,291
Machinery and equipment	546	529
Office furniture and equipment	295	265
Vehicles	42	103
Computer equipment	111	110
Construction in progress	521	559
Less: Accumulated depreciation	(906)	(999)
	$2,016	$2,091

Depreciation expense amounted to approximately $95,000 and $126,000 for the nine months ended September 30, 2015 and 2014, respectively.

Note 5.	Long-term Debts and Lines of Credit

The Company’s outstanding note payable indebtedness was as follows as of (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Hannoversche Volksbank credit line #1	$1,169	$1,880
Hannoversche Volksbank credit line #2	399	465
Hannoversche Volksbank term loan #1	62	135
Hannoversche Volksbank term loan #2	50	81
Hannoversche Volksbank term loan #3	203	270
Ventana Medical Systems, Inc. Promissory Note	21	21
Denture DZ Equity Partners Participation right	841	912
	$2,745	$3,764

In July 2006, MEDITE GmbH, Burgdorf, entered into a master line of credit agreement #1 with Hannoversche Volksbank. The line of credit was amended in 2012 and was later amended to increase the credit limit to Euro 1.8 million ($2.0 million as of September 30, 2015). In January 2015, the master credit line was reduced to Euro 1.6 million ($1.8 million as of September 30, 2015) and further reduced to the original Euro 500,000 ($560,865 as of September 30, 2015) and subsequently increased to Euro 1.1 million ($1.2 million as of September 30, 2015) effective July 1, 2015. Borrowings on the master line of credit agreement #1 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.77 – 8.00% during the period ended September 30, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, a mortgage on the buildings owned by the Company and is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of Euro 400,000 ($448,692 as of September 30, 2015). Borrowings on the master line of credit agreement #2 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.77 – 8.00% during the period ended September 30, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company, and the state of Lower Saxony (Germany) to support high-tech companies in the area.

In December 2006, MEDITE GmbH, Burgdorf, entered into a Euro 500,000 ($560,865 as of September 30, 2015) term loan agreement #1 with Hannoversche Volksbank with an interest rate of 3.4% per annum. The term loan has a maturity of September 2016 and requires semi-annual principal payments of approximately Euro 27,780 ($31,162 as of September 30, 2015). The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company and a mortgage on the property of the Company.

In June 2006, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($448,692 as of September 30, 2015) term loan #2 with Hannoversche Volksbank with an interest rate of 3.6 % per annum. The term loan has a maturity of June 2016, requires 18 semi-annual principal repayments of approximately Euro 22,220 ($24,928 as of September 30, 2015). The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company and is collateralized by subordinated assignments of all of the receivables and inventories of MEDITE GmbH, Burgdorf and also has a subordinated pledge of share term life insurance policies.

In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($448,692 as of September 30, 2015) term loan #3 with Hannoversche Volksbank with an interest rate of 4.7% per annum. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of Euro 13,890 ($15,581as of September 30, 2015). The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole shareholders of the Company, and is collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

In March 2009, the Company entered into a participation rights agreement in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million, ($1.7 million as of September 30, 2015) in two tranches of Euro 750,000 each, ($841,298 as of September 30, 2015). The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matures at December 31, 2016.

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

During 2015, the Company reduced their floating lines of credit and term loans with Hannoversche Volksbank by $1,019 net of currency fluctuations.

Note 6.	Related Party Advances

At September 30, 2015 and December 31, 2014, the Company owed its then CFO and Chairman of the Board for prior advances of approximately $85,000 and $110,000 respectively.

Note 7.	Common Stock

During the nine months ended September 30, 2015, the Company issued 1,338,875 shares of unregistered stock to qualified individuals pursuant to exemptions from registration under Regulation D and Section 4(2) of the Securities Act of 1933 at 1.60 for proceeds of $2,134,000, net of $81,000 of issuance costs. Further, the Company issued 12,000 shares of common stock in a Series D Preferred Stock conversion as further discussed in Note 8. During the third quarter ended September 30, 2015 the Company issued 1,086,250 shares of common stock at $1.60 for proceeds of $600,000 to the President of UNIC Medical of China. UNIC is the Company’s distributor in China and other Asian countries.

Note 8.	Preferred Stock and Warrants

A summary of the Company’s preferred stock as of September 30, 2015 and December 31, 2014 is as follows.

	September 30,	December 31,
	2015	2014
	(unaudited)
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series D convertible, 10% cumulative dividend	-	175,000
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	198,355	373,355

As of September 30, 2015 and December 31, 2014, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation for the six months ended Septebmer 30, 2015.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$10,303 per share
Conversion Rate:	0.00044—Liquidation Value divided by Conversion Price ($4.50/$10,303)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$1,000 per share
Conversion Rate:	0.0040—Liquidation Value divided by Conversion Price ($4.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time

Cumulative dividends in arrears at September 30, 2015 and December 31, 2014 were $548,788 and $520,665, respectively.

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$600 per share
Conversion Rate:	0.0050—Liquidation Value divided by Conversion Price ($3.00/$600)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at September 30, 2015 and December 31, 2014 were $160,038 and $151,413, respectively.

Series D Convertible Preferred Stock

Liquidation Value:	$1,000 per share, $ 525,000
Conversion Price:	$1,000 per share
Conversion Rate:	.01—Liquidation Value divided by Conversion Price ($10.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at September 30, 2015 and December 31, 2014 were $0 and $660,000, respectively.

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$800.00 per share
Conversion Rate:	.0275—Liquidation Value divided by Conversion Price ($22.00/$800)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time

Cumulative dividends in arrears at September 30, 2015 and December 31, 2014 were $585,948 and $558,173 respectively.

Warrants outstanding

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2014	143,308	$2.64	—	6.46
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2015	143,308	$2.64	—	6.46

Note 9.	Commitments and Contingencies

The Company currently leases 12 vehicles for sales and service employees, delivery and other purposes with expirations ranging from November 2015 through June 2018. The current minimum monthly payment for these vehicle leases is approximately $5,463.

The Company has several operating leases for office, laboratory and manufacturing space. The Company’s operating lease for one of its German facilities can be cancelled by either party with a 3 months’ notice, its Poland facility can be terminated by either party with a six month notice. Monthly rent payments for the German and Poland facilities are Euro 4,000 ($4,487 as of September 30, 2015) and PLN 6,240 ($1,660 as of June 30, 2015) respectively. The Company’s laboratory facility in Chicago, IL terminates June 30, 2016 and requires monthly payments of $1,070. The Company also subleases its former Chicago laboratory facility for $3,948 per month. The lease for this facility terminates October 30, 2016 and requires monthly rent payments of $4,394. The Company’s Orlando facility has escalating rents ranging from $2,416 to $2,563 per month and terminates July 31, 2018. The total aggregate monthly lease payments (net of the sublease) required on these leases is approximately $10,051.

The Company also leases IT Hardware and Software for 3-D Design which require aggregate monthly lease payments of $1,645 through March 2018.

In 2014, the Company became a defendant in a lawsuit brought by D&D Technologies, Inc. (“D&D”) in the state of New Jersey for breach of contract and breach of implied covenant of good faith that allegedly occurred in 2013 for failure to pay for past contractual services. The original complaint was dismissed and then refiled by D&D. D&D is seeking damages over $86,000 plus equitable relief. In the second quarter of 2015, the Company and D&D reached a settlement agreement with D&D Technologies, Inc for $15,000. This amount was paid during the third quarter.

The Company’s former auditor L.J. Soldinger and Associates filed a claim against the Company in Illinois’ Lake County Superior Court. The Company believes the claims are without merit and has adequately reserved for costs associated with the claim.

Note 10.	Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The first quarter numbers included in the nine month period ended September 30, 2014 represent MEDITE as a private company before the reverse merger with the former CytoCore Inc. After April 3, 2014, results reflect the combination of both companies. The influence in revenues by the significant change of the currency exchange rate between USD and EURO since September 30, 2014 compared to September 30, 2015 is approximately $1.1 million (USD/EURO exchange rate of 1.1151 vs. 1,3560). The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Poland		Total
	Sep. 30, 2015	Dec. 31, 2014	Sep.30, 2015	Dec. 31, 2014	Sep. 30, 2015	Dec. 31, 2014	Sep. 30, 2015	Dec. 31, 2014
Assets	$9,125	$9,387	$7,416	$6,989	$204	$63	$16,745	$16,439
Property & equipment, net	87	98	1,924	1,985	5	8	2,016	2,091
Intangible assets	8,313	8,313	-	-	-	-	8,313	8,313

	United States		Germany		Poland		Total
	Sep. 30, 2015	Sep. 30, 2014	Sep. 30, 2015	Sep. 30, 2014	Sep. 30, 2015	Sep 30, 2014	Sep. 30, 2015	Sep. 30, 2014
Revenues	$928	$1,321	$6,114	$7,373	$39	$0	$7,081	$8,694
Net income (loss)	(552)	(182)	339	232	(54)	-	(267)	50

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

The cancer markers developed by the former CytoCore, Inc. over the last three years are showing excellent results in internal studies but have not yet been tested in formal clinical trials. In our opinion, one of the tests based upon these biomarkers has the potential for displacing the current expensive Human Papilloma Virus (HPV) testing methods in both initial and follow up testing, resulting in less costs for the patient, laboratory and payer. The test may identify cancerous and precancerous cells regardless of the presence of HPV. The Company hopes to market the test globally outside the United States in 2016, and in the United States by 2017.

Another major business focus for 2015 is the Chinese market, which the Company entered in 2014. It is the fastest growing, and by 2016 management expects it will be the largest, market for the Company’s products. This is due to our Chinese distributor UNIC Medical who was successful in receiving the Chinese Food & Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices. The UNIC sales team now can sell MEDITE products in China, and currently successfully is doing so. During the nine months ended September 30, 2015, the Company trained 50 UNIC sales employees and representatives to sell MEDITE equipment. During the third quarter MEDITE and UNIC attended a larger Chinese Cytology show and presented MEDITE’s cytology product line. Also, together with UNIC, the Company is part of a government supported project to standardize the histology laboratory process using MEDITE equipment and consumables for processing part of the process, MEDITE immuno-assays, and the UNIC technology for digitalization and computer aided diagnostics utilizing the latest cloud technology.

Several other innovative product developments are realized or going to be realized before end of 2015. In the first quarter, the Company’s important German priority patent for the fully automated histology lab, a Lab-In-One unit, was granted. This technology is demanded by the market, following the trend toward higher automation in the industry and has the ability to change the competition in histology.

To sell the Company’s complete cytology product line set “SureThin” also in the US, a US Food and Drug Administration (“FDA”) application is required to be submitted and approved, which currently is under preparation using data by a study made in Germany and is expected to be submitted in 2016. The use with the currently highest market volume for products is in cervical cancer screening, but increasingly also in non-gynecology applications such as lung cancer screening.

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

Currently, approximately 85 % of the Company’s sales are generated in Euro currency. During the third quarter ended September 30, 2014, on average, $1.3560 was received for every Euro. During the first nine months of 2015, the average exchange rate of Euro for dollars dropped to $1.1151 which had an influence of 18% on the revenues. Therefore, the Company’s revenues translated from Euro into dollars may be down year over year if the exchange rate remains at that level or lower during the remainder of 2015. The Company is working to lessen the impact of the Euro’s decline versus the dollar by increasing the percentage of overall product sales in the United States and other countries such as China whose currency is not pegged to the Euro.

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

The results of the Company for the nine months ended September 30, 2015, include the results of the entire MEDITE Cancer Diagnostics, Inc. group (consolidated former CytoCore, Inc. with MEDITE Enterprise, Inc.) while the results for the nine months period ended September 30, 2014, reflect operations for MEDITE Enterprise, Inc. only from January 1 through April 4, 2014 and the combined companies of CytoCore, Inc and Medite Enterprise, Inc. for the period of April 5 through September 30, 2014.

Three months ended September 30, 2015 as compared to the three months ended September 30, 2014 (in thousand USD)

Revenue

Revenue for the three months ended September 30, 2015, was $2,662 as compared to $2,785 for the three months ended September 30, 2014. Due to the fact that approximately 85% of all sales are invoiced in Euro currency, the recent fluctuation of the USD/EURO exchange rate had a major impact of approximately $400 on the revenue decrease. On a comparable exchange rate, the revenue of the third quarter 2015 would have been increased by approximately 10%. Revenue of almost $0.5 million related to a public tender won in Mexico will be invoiced in the fourth quarter while most of the manufacturing for the product was finished by the end of the third quarter ended September 30, 2015.

Costs of Revenue

Cost of revenues were $1,493, or 56% of the revenues for the three months ended September 30, 2015 as compared to $1,198 or 43% of the revenues for the three months ended September 30, 2014. More sales through international distributors as compared to higher margin direct sales is the major reason for the decreased gross margin.

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

For the third quarter 2015, research and development expenses decreased to $222 compared to $317 for the third quarter 2014. This was partly caused by the lower USD/Euro exchange rate and by shifting engineering capacity from Germany to the lower cost country of Poland. We expect to continue to expend considerable effort and resources to continue to grow our product offerings.

Selling, General and Administrative

For the third quarter ended September 30, 2015, SG&A expenses were $785 as compared to $1,260 for the third quarter ended September 30, 2014. The decrease of $475 is partly caused by the lower exchange rate in addition to the management’s ability to reduce administrative expenses with the former CytoCore, Inc. business.

Operating Income (Loss)

The operating income of $132 for the third quarter ended September 30, 2015 compared to an operating loss of $38 for the third quarter ended September 30, 2014 is due primarily to the decrease of administrative and R&D expenses.

Interest Expense

Interest expenses decreased by 35% to $46 in the third quarter ended September 30, 2015 compared to $71 for the third quarter ended September 30, 2014, due to the decreased use of lines of credit and repayment of term loans, both used for working capital financing of the European entities.

Net Income (Loss)

The net income for the third quarter ended September 30, 2015, increased by $178 and totaled $59 as compared to net loss of $119 for the third quarter ended September 30, 2014. As noted above the primary reason for the profit in the third quarter 2015 was the management’s ability to decrease administrative and R&D expenses more than the decrease of gross margin for the quarter.

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 (in thousand USD)

Revenue

Revenue for the nine months ended September 30, 2015, was $7,081 as compared to $8,694 for the nine months ended September 30, 2014. Due to the fact that approximately 85% of all sales are invoiced in Euro currency, the recent fluctuation of the USD/EURO exchange rate had a major impact of approximately $1.1 million on the revenue decrease. Revenue of almost $0.5 million related to a public tender won in Mexico will be invoiced in the fourth quarter while most of the manufacturing for the product was finished by the end of the third quarter ended September 30, 2015.

Costs of Revenue

Cost of revenues were $4,028, or 57% of the revenues for the nine months ended September 30, 2015 as compared to $4,456 or 51% of the revenues for the nine months ended September 30, 2014. More sales through international distributors as compared to higher margin direct sales is the major reason for the decreased gross margin.

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

For the first nine months of 2015, research and development expenses increased to $825 compared to $762 for the first nine months of 2014. This increase of $63 or 8% is the result of the inclusion of MEDITE Poland and the CytoCore expenses for the entire period of the first nine months of 2015. The Polish operations were not started until the end of 3rd quarter 2014 and CytoCore’s expenses for 2014 did not include expenses prior to April 3, 2014, the effective merger date. We expect to continue to expend considerable effort and resources to continue to grow our product offerings.

Selling, General and Administrative

For the nine months ended September 30, 2015, SG&A expenses were $2,191 as compared to $ 2,902 for the first nine months ended September 30, 2014. The decrease of $711 for the first nine months of 2014 compared to the first nine months of 2015 was mainly caused by management’s ability to reduce administrative expenses in the former CytoCore, Inc. business.

Operating Income (Loss)

The operating loss of $58 for the first nine months of 2015 compares to an operating profit of $448 for the first nine months of 2014 is due primarily by the decrease in the gross profit of $1,185 partly offset by the decrease in administrative expenses of $711.

Interest Expense

Interest expenses decreased by 29% to $157 in the nine months ended September 30, 2015 compared to $221 for the nine months ended Septbember 30, 2014 due to the decreased use of lines of credit and repayment of term loans, both used for working capital financing of the European entities.

Net Income (Loss)

The net income (loss) for the nine month ended September 30, 2015, totaled $(267) as compared to net income of $50 for the nine months ended September 30, 2014 is due primary to a decrease in gross profit.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, the Company issued a total of 1,338,875 shares of unregistered stock to qualified individuals pursuant to exemptions from registration under Regulation D and Section 4(2) of the Securities Act of 1933 at 1.60 for proceeds of $2,134,000, net of $81,000 of issuance costs. During the third quarter ended September 30, 2015 the Company issued 375,000 shares of common stock at $1.60 for proceeds of $600,000 to the President of UNIC Medical of China. UNIC Medical is the Company’s distributor for China and other Asian countries.

The Company therefore increased its equity ratio from 51.3% as of December 31, 2014 to 59.1% by the third quarter ended September 30, 2015. It also reduced total liability by $1,153 during the nine months ended September 30, 2015.

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

A part of the Company’s outstanding indebtedness under its master credit line #1 with Hannoversche Volksbank availability was reduced by Euro 500 ($561 as of September 30, 2015) effective July 1, 2015. The bank has agreed to work with the Company as we raise additional equity and maintain the current level of funding. Should the bank demand additional reductions in the line of credit, the Company is confident additional financing can be obtained through completion of the private placement still outstanding or obtain bank funding elsewhere at equivalent terms.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Part II. Other Information

Item 1. Legal Proceedings.

The appealed verdict between Hologic Deutschland GmbH and the Company was decided by the court in October 2015 completely in favor of the Company. The previously imposed possible penalties for the Company are no longer valid.

The Company’s former auditor L.J. Soldinger and Associates filed a claim against the Company in Illinois’ Lake County Superior Court. The case was later transferred to Federal District Court in Chicago, Illinois. The Company believes the claims are without merit and is adequately reserved for costs associated with the claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2015 the Company sold 375,000 shares of common stock to the President of UNIC Medical, a distributor-customer of the Company, at a per share price of $1.60, pursuant to Regulation S of the Securities Act of 1933. This person is a foreign national.

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

Item 3. Defaults upon Senior Securities.

As of the end of the third quarter, the remaining balance of approximately $21,000 on the note payable to Ventana Medical Systems, Inc. was in default. However, on February 23, 2015, the Company reached an agreement with Ventana Medical Systems, Inc. whereby both parties have agreed that Ventana Medical Systems, Inc. will accept $38,281 as payment in full for all outstanding principal and accrued interest. The $21,000 has been included in current portion of long-term debt on the consolidated balance sheet and $17,281 has been included in account payable and accrued expenses on the consolidated balance sheet. As part of this agreement, Ventana Medical Systems, Inc. has agreed to convert $1.75 million stated value of Series D Preferred stock and all outstanding accrued dividends of $656,250 for 12,000 shares of the Company’s common stock. Prior to the execution of this agreement, the Company had failed to make principal and interest payments when due and is in breach of certain warranties and representations under the notes included above.

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

MEDITE Cancer Diagnostics, Inc.

Date: November 13, 2015	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

Date: November 13, 2015	/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Financial Officer

