Form 10-K
period 2015-12-31
Medite Cancer Diagnostics, Inc.
filed 2016-04-12
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the common stock held by non-affiliates of the Company was $3,444,969, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $1.15 as reported on the OTC Bulletin Board on December 31, 2015, the last day of the Company’s most recently completed second fiscal quarter. Shares of common stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of April 12, 2016 was 21,055,990

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 29, 2016, the Audit Committee of our Board of Directors, in consultation with management, determined that our Consolidated Balance Sheet as of December 31, 2014 contained in our annual report on Form 10-K for the year ended December 31, 2014 and our quarterly reports on Form 10-Q for the  first, second and third quarters of 2015 should be restated due to an error in the calculation of the deferred income tax liabilities related to the temporary difference of intangible assets , specifically in-process research and development and trademarks acquired in the reverse merger transaction on April, 3, 2014.

The tabular presentation related to the Form 10-Q restatement for the quarters ended June 30 and September 30, 2014 has not been presented because the purchasing accounting related to the April 2014 reverse merger was not completed by the Company until the year ended December 31, 2014. Therefore, the quarters ended June 30 and September 30, 2014 do not reflect the Company’s final purchasing accounting adjustments. Therefore, in the view of management, the presentation of these quarters would not be appropriate since the Company’s purchase accounting was not yet finalized and the deferred tax correction noted above was based on the final purchase accounting.

With this report the Company is filing for the fiscal year ended December 31, 2014 (“Original Report”) to restate our financial statements for the year ended December 31, 2014 and quarters ended, March 31, 2015, June 30, 2015 and September 30, 2015 (“Amended Reports”) because of changes in the presentation of the Consolidated Balance Sheets for the change in Goodwill and Deferred Income Tax Liabilities. This restatement had no impact on our Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Cash Flows or Consolidated Statements of Stockholders’ Equity for the applicable periods.  This restatement led our management to conclude that an additional material weakness was present in our disclosure controls and procedures as of December 31, 2014.  For additional background on the restatement, please see Note 1 to our Consolidated Financial Statements found on page F-8 and “Part II. Item 9A. Controls and Procedures.”

Effects of the Restatement of Deferred Income Tax Liability

The following table provides a summary of selected line items from our consolidated balance sheet as of December 31, 2014 affected by this restatement.

	December 31, 2014 ($ in thousands)
	As Previously Reported	Correction of Deferred Income Tax Liability	As Restated
Goodwill	$2,453	$2,205	$4,658
Total Assets	$16,439	$2,205	$18,644

Deferred income tax liability – long-term	$-	$2,205	$2,205
Total liabilities and stockholders’ equity	$16,439	$2,205	$18,644

Except for certain updated information in the items listed above, there have been no changes to the Original Report.

MEDITE CANCER DIAGNOSTICS, INC.
Annual Report on Form 10-K
December 31, 2015

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

PART I

Item 1.	Business

Overview

MEDITE Cancer Diagnostics, Inc. (the “Company”, “it”, “we”, or “us”), formerly CytoCore, Inc., is specialized in the development, manufacturing, and marketing of molecular biomarkers, premium medical devices and consumables for detection, risk assessment and diagnosis of cancer, precancerous conditions and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10 and 30%. To use the well-established brand of MEDITE and to have a better description of the company’s business, the Board approved the name change to “MEDITE Cancer Diagnostics, Inc.” As a result, the Company’s trading symbol was changed to “MDIT”.

The year 2015 was focused on several growth opportunities including late stage developments and market preparation of a newly developed and patent pending assays, several new laboratory devices and several marketing projects like the Chinese standardization projects for histology and cytology.  The Company is optimistic about recent marketing efforts involving the larger laboratory chains.  The Company acquired MEDITE, formally CytoCore, Inc. during 2014 which provided it with a well-developed infrastructure in the medical industry; 80 employees in three countries, a distribution network to approximately 70 countries worldwide, a well-known and established brand name and a wide range of products for anatomic pathology, histology and cytology laboratories is available for sale.

The Company successfully sold more internally developed and manufactured devices and more supply goods than in 2014. Without the USD-EURO exchange influence, it would have resulted in a 6.3% revenue increase. With the exchange rate influence, the overall revenues for the Company were $9.9 million in 2015 compared to $11.0 million for 2014, a reduction of $1.1 million or 9.97%.

After the successful market entrance into China in 2014, the Company increased its revenue in this market to approximately $1 million in 2015, compared to no sales and approximately $300,000 of orders in 2014, with anticipated sales in 2016 of approximately $2 million. The Chinese market is the fastest growing market, and by 2016 the Company expects it will be the largest market for its products. We anticipate significant orders  could increase revenues in China  based on a large order backlog for this region. By working with its Chinese distributor, UNIC Medical, the Company has successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices at the end of 2014, and for the Cytology device in 2015. The UNIC Medical sales team is selling MEDITE products in China with increasing volumes.  Also, together with UNIC, we are part of a government supported project to standardize the histology laboratory process in China using MEDITE equipment and consumables for the processing, the newly develop assays, and the UNIC medical for digitalization and computer aided diagnostics utilizing the latest cloud technology.

MEDITE’s Breast Product is non-invasive, easy, gentle, highly sensitive and specific solution to enable young women between 20 and 45 years of age to obtain their individual breast cancer risk assessed. An automatic and gentle collection device for breast cells together with a newly developed and assay is used to determine a woman’s risk to develop breast cancer.  Knowing the individual breast cancer risk will provide relief to a majority of young women who have no elevated risk of developing breast cancer. For those who have a higher risk, it enables them to monitor that risk closer for earlier treatment, if needed. The earlier a precancerous or cancerous situation is detected, the higher the chance to treat the finding and reduce the fatality rate for these conditions.  The product development of BreastPap continued in 2015 reflecting feedback from doctors’ test use of prototype units’   and office feedback to continuously improve the product prior to launching the product. The Company expects to start marketing the BreastPap in 2016 targeting  significant market demand for women under the age of 40 - 45 where in most situations mammography is not effective for breast cancer risk assessment. The Company’s BreastPap product is a risk assessment tool planned to detect “abnormal” cells contained in the women’s breast aspirant.   Upon detection of abnormal cells, women, based upon their physicians’ advice may be candidates for further diagnostic testing.

The developed and patent pending self-collection device SoftKit is targeting the growing POC & POP (point of care or point of people care) market. Growth in this area is due to consumer driven health care requirements and the necessity to support and address incremental patient population needs for screening and on-going diagnostic tests. SoftKit serves as just such a product, addressing this market requirement. SoftKit is planned to be sold through various marketing channels that serve the consumer health and emerging post-acute care as the influence of clinical labs are expanded.

Under the Company’s cytology product line, the SureThin product revenue grew in Europe and U.S. (non-Gyn applications) during 2015. The Company is in the process of preparing an application to the U.S. Food and Drug Administration (“FDA”) for SureThin Gyn applications and once approved can compete with some of the dominant suppliers in this $600 million market.

The Company brought several other innovative products closer to marketability during 2015 as listed above.  Also, in early 2015, the German priority patent for a fully automated system used in the histology lab, a “Lab-In-One” unit, was granted. This technology, if successfully accepted by the market, has the ability to change the competitive landscape within the industry.

The Company authorized and completed a reverse split of its common stock of 1:100 to support its present capital needs and future anticipated growth. This reverse split was effective March 12, 2015. As a result of the reverse split, the Company’s issued and outstanding common stock was reduced to 19,427,331 from 1,942,733,100.

Background

The Company was incorporated in Delaware in December 1998 as the successor to Bell National Corporation, a company incorporated in California in 1958. In December 1998, Bell National, which was then a shell corporation, acquired InPath, LLC, a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, the acquisition was treated as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for Securities and Exchange Commission (“SEC”) filing purposes. Bell National merged into Ampersand Medical Corporation, its wholly-owned subsidiary, in May 1999, in order to change its state of incorporation to Delaware. In September 2001, we acquired 100% of the outstanding stock of AccuMed International, Inc., by means of a merger of AccuMed into our wholly-owned subsidiary. Shortly after the AccuMed merger, we changed our name to Molecular Diagnostics, Inc. Subsequently, in June 2006, we changed our name to CytoCore, Inc.

On January 11, 2014, MEDITE Cancer Diagnostics, Inc. (formerly CytoCore Inc. ., the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with MEDITE Enterprises, Inc., a Florida corporation (“MEDITE”), MEDITE GmbH, a corporation organized under the laws of Germany and wholly owned by MEDITE (the “Subsidiary”), Michael Ott and Michaela Ott, the sole shareholders of the MEDITE (collectively, the “Shareholders”).

Pursuant to the Purchase Agreement, the Company agreed to acquire 100% of the issued and outstanding capital stock of MEDITE from the Shareholders in exchange for the issuance of up to 15,000,000 shares of the Company’s common stock (the “Shares”) to the Shareholders. The Purchase Agreement also provides that the Shareholders will indemnify the Company for certain losses during the one year period following the “Closing” as defined in the Purchase Agreement. In connection with such indemnification rights, the Purchase Agreement provided that 3,750,000 of the Shares was deposited with the Company and held for a period of 12 months to cover certain indemnification claims that the Company may have against the Shareholders.  These shares were released to the Shareholders during 2015.

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

On April 3, 2014, pursuant to the terms and conditions of the Purchase Agreement, as amended to date, the Company acquired 100% of the issued and outstanding capital stock of MEDITE in exchange for the issuance of up to 15,000,000 shares of the Company’s common stock to the Shareholders, of which 14,687,500 shares were issued upon the Closing of the Acquisition. In the event that the Company issues less than $2,500,000 at a price $1.60 in the Private Placement, the Company was required to issue an additional 312,500 shares of common stock to the Shareholders. The Company issued these shares during 2015. Also during 2014, prior to the reverse merger, the Company issued 697,234 shares of common stock for payment of certain accrued wages of the Company.

Upon the Closing of the Acquisition on April 3, 2014, the Company conducted an initial closing of the Private Placement. Pursuant to the Securities Purchase Agreement executed in connection with the Private Placement, the Company issued 955,875 shares of common stock to accredited investors for an aggregate gross purchase price of $1,529,400.  After closing of the acquisition on April 3, 2014, The Company continued receiving equity funds for $295,000 for the issuance of 184,375 common shares through October 28, 2014, subject to the terms of the private placement agreement which was in effect before and during the closing of the acquisition. To continue financing the business development of the Company, a subsequent private placement of unregistered common stock of up to $800,000 for a price of $1.60 per share for the period of November 1, 2014 until April 30, 2015 was offered to investors in exchange for 500,000 shares of common stock pursuant to Section 4(2) and Regulation D of the Securities Act of 1933 (the “Second Private Placement”).  From January 1, 2015 to April 15, 2015, $540,000 was received by the Company in exchange for 337,500 shares pursuant to the Second Private Placement.

On September 26, 2014, the Company obtained the written consent of the holders of the majority of the issued and outstanding shares of its common stock to amended its Certificate of Incorporation to increase the number of shares of common stock that it is authorized to issue from 2,000,000,000 to 3,500,000,000 (Not adjusted for the reverse split discussed below).  This was approved by the board of directors of the Company (the “Board”) pursuant to a Resolution dated October 9, 2014.

Recent Developments

For the year ended December 31, 2015, the Company issued 1,326,875 shares of unregistered common stock to qualified individuals pursuant to exemptions from registration under Regulation D and Section 4(2) of the Securities Act of 1933 at $1.60 for proceeds of $2,124,000, net of $70,000 of issuance costs. Further, the Company issued 12,100 shares of common stock in a Series D Preferred Stock conversion as further discussed in Note 8 in “Part II Item 8 Financial Statement – Notes to the Consolidated Financial Statements”.  Included in the total shares issued during 2015 were 1,086,250 shares of common stock at $1.60 for proceeds of $1,739,400 to the President of UNIC Medical of China. UNIC is the Company’s distributor in China and other Asian countries. In addition, the Company issued Michaela Ott and Michael Ott the remaining shares of 156,250 each, total of 312,500 shares, to complete the 15,000,000 shares required in conjunction with the 2014 Purchase Agreement.

On December 21, 2015, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Incorporation”) to decrease the Company’s authorized common stock, par value $0.001 per share (the “Common Stock”), from 3,500,000,000 shares to 35,000,000 shares, (the “Amendment”) and keep the authorized shares of preferred stock, par value $0.001 per share (the “Preferred Stock”), unchanged.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven (7) individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001 per share, of the Company (the “Warrant(s)”).  The Notes mature on the earlier of the third (3rd) month anniversary date following the Closing Date, as defined in the Note, or the third (3rd) business day following the Company’s receipt of funds exceeding one million dollars ($1,000,000) from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by a security agreement (the “Security Agreement(s)”). The Warrants have an initial exercise price of $1.60 per share, which are subject to adjustment, and will be exercisable for a period of five (5) years.  If the Notes are not redeemed by the Company, each Purchaser is entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed. On March 15, 2016, the Board of Directors approved the renegotiated terms with the warrant holders to remove the anti-dilution feature in the warrant agreement for the increase of warrants received from 250,000 to 500,000 with a fixed exercise price of $0.80 from $1.60 per share.

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

For the cytology market, MEDITE offers a wide range of consumable products and equipment; in particular for liquid-based-cytology which is an important tool in cancer screening and detection in the field of cervical, bladder, breast, lung and other cancer types. It also developed an innovative new type of easy to use standardized staining solutions, and a very innovative and effective early cancer detection marker-based assays. These new developments are cost effective solutions able to replace more expensive competitive products, and therefore are also becoming the first choice for the growing demand in emerging countries.

All of the Company’s operations during the reporting period were conducted and managed within this segment, with management teams reporting directly to our Chief Officers. For information on revenues, profit or loss and total assets, among other financial data, attributable to our operations, see the consolidated financial statements included herein.

Description of Business

MEDITE develops, manufactures and sells a wide range of laboratory devices and consumable supplies for its target market in the histology and cytology cancer diagnostics segment. Therefore, most devices and some consumables are manufactured at its German facility. This facility also acts as central location managing all international sales and logistics outside of the Americas. A direct sales force is employed in Germany, Poland and the U.S., while about 70 more countries worldwide are covered with an existing and continuously expanding network of independent distributors. A general goal of MEDITE in sales is to act as a one- stop-shop for its customers. Instrument purchases are usually bigger investments, with prices often above the $50,000 level, which are more seasonal and depend significantly on investment budgets. Therefore, MEDITE also offers to sell the day to day consumables and sees its brand not just on the devices, but also on the supply products. The U.S. headquarters in Orlando, Florida manages the Company group and is developing, setting and realizing the strategic goals of the Company. It also acts as distributor for the Americas, maintaining a warehouse with instruments, repair parts and consumables available for sale and for warranty obligations to its customers, and taking care of centralized marketing, regulatory issues and finance. A second location in the U.S. operates as our research laboratory for cancer assays and other cytology developments, and is located in the Chicago area.  In 2014, we established a new research and development facility in Poland, so that the Company can derive local cost comparative advantages (facilities and salaries) with good availability of engineers for electronics, software and product design at a lower cost level than in Germany or the U.S. to expand the Company’s development capabilities.

For sales, MEDITE is targeting three major areas; U.S., Europe and China. While the U.S. is currently the biggest potential market for MEDITE products, it is expected that China will surpass the U.S. market by 2016 due to much higher growth rates than Europe and the U.S. are currently experiencing, and the Company expects that trend to continue.

Currently, MEDITE’s principal customers are histology and cytology laboratories associated with hospitals or research institutions and independent laboratories in markets with direct sales and distributors in markets covered by them. In the U.S. market, MEDITE executed several distribution contracts with third party sales organizations additionally to its direct sales. It also successfully achieved and renewed contracts with three of the largest Hospital Group Purchasing Organizations: HealthTrust Purchasing Group, Brentwood, MA (“HealthTrust”), which oversees approximately 1,400 hospitals and 2,600 other sites, Premier, Charlotte, NC, which oversees 2,500 hospitals, and another 70,000 other healthcare sites and Mid-Atlantic Group Network of Shared Services (“Magnet”) with over 600 hospitals and approximately 4,000 other healthcare sites.

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

The Company’s strategy is to use its pipeline of newly developed and currently under development of innovative devices, consumables and newly developed assays to set new standards in the industry, create new markets and to take over additional market shares from its competition.

Products

Histology

MEDITE offers its customers a comprehensive range of histology laboratory devices for processing tissue, from receiving the tissue in the laboratory to the final diagnosis. Most important to this segment are very high levels of reliability, efficiency, and safety.

Starting from receiving the biopsies, it may be necessary to decalcify them; for example from bone. The USE33 is an ultrasonic decalcification instrument that automatically runs the process under controlled temperatures.  Due to this innovative technology, it can increase the speed of decalcification by 300% compared to just using acid.  Instead of days or even weeks, the biopsies are ready much earlier for further processing, which shortens the patient’s diagnosis wait time. This specific instrument also is often used in research labs.

The next step is the tissue processing (dehydration and fixation), which usually run automatically by the laboratory overnight with no human supervision. MEDITE’s instrument, the TPC15 Duo or Trio, offers a very high capacity of 440 or 660 biopsies per run and also offers two or three independent protocols. Therefore, depending on the size and kind of tissue, it can process simultaneously the different steps, and therefore replacing two or three instruments of similar competitor’s instruments. It also offers a very high level of safety. In the unlikely situation of an error or just a power outage, it has a back-up battery, and the emergency mode puts the biopsies into a safe position. The price of the unit is very competitive in its market based on its high capacity.

After tissue processing, the tissue will be transferred into a paraffin block using an embedding center. MEDITE was the original inventor of the three piece units (heating, dispensing, and cooling). It is much more flexible to adapt to human and laboratory needs. While the dispensing unit usually is in the center, the others can be added to the right or left depending if right or left handed. Additional cooling units can also be added to extend the capacity. MEDITE offer two types: the low cost set TES99 when budget matters, and the high end version TES Valida when design and technology is more important. The TES Valida is recognized as the best system currently available worldwide. Every histology lab has at least one system, but usually two or more of these embedding centers in place – historically the market consists of sales of several thousand units each year.

With the paraffin block from the embedding center, the biopsy needs to be sectioned using a microtome. Several types of automation are demanded by the market. On the low end a manual microtomes with no need for power, in the middle a semi-automatic version, and on the high end, a fully automatic microtome. While originally all microtome manufacturers were located in Europe (Germany or UK), today only MEDITE still manufactures its microtomes in Germany. For a microtome, the most critical functionality is extremely precise mechanics able to cut slices of 1 or 2 microns in thickness. Five years ago, MEDITE developed the semi-automatic version M530 first, then the fully automatic version A550 and started in 2014 the development of the manual version M380 – mainly for the Chinese market – which the first production of these units were sold in August 2015 and this new product has shown heavy interest and increased demand from China and other emerging and developing countries. As part of tissue sectioning, the freezing microtome, called “cryostat”, is used for fast biopsies when a patient needs a diagnosis immediately e.g. still being in the operational theater. The prototypes of the M630 were tested in the field and the serial manufacturing for this big instrument will be set up during the first half of 2016, and material for the first 75 units has been ordered during the first quarter of 2016. Based on the forecast of the Distributor, we expect to sell the 75 units within the first year. The Company’s strategic goal for the cryostat, is to offer a high quality device for a competitive price to win 20 to 30% of the market (1,500 to 2,500 units annually).

When the sections of the tissue are transferred to a microscopy slide they undergo a staining process with several different protocols depending on the type of tissue. To manage high volumes, robotic multi-staining systems are used. MEDITE offers the most flexible system, TST44, which is computer controlled and can run several staining protocols simultaneously, and its unique feature software can even overtake slower with faster protocols. The maximum capacity is about 400 slides per hour with that system. This robotic stainer is scheduled for updating and modernization in 2016. It will get the latest innovative technology software, new color touch screen, new X-Y moving technology and a modern newly designed case. For higher volume throughput, e.g. for cytology laboratories, MEDITE offers the COT20 linear staining system using a kind of conveyor technology to realize a capacity of over 1,000 slides per hour. Also this high throughput staining equipment will undergo a revision in 2016 to increase its capacity by 50% to 1,500 slides per hour for the higher demand from larger laboratories.

Currently, the final step to the process is the stained microscope slide gets a cover over the tissue to preserve it for many years and make it ready for digital scanning or directly for diagnoses under the microscope by a pathologist. MEDITE therefore offers the RCM9000, the latest version of a stand-alone robotic coverslipper using glass coverslips. Another option MEDITE developed is the ACS720 glass coverslipper which can be connected directly to the TST44 multi-stainer creating a higher level of automation by bridging the former manual step between two separate instruments. This instrument combination is very competitive and more and more public tenders are asking for it. Finally, to also support higher throughput laboratories, MEDITE developed the robotic coverslipper TWISTER using a clear film instead of cover glass. This triples the capacity of a glass coverslipper up to 1,200 slides per hour. The first production of 10 units of this new development are partially sold, and the remaining are to be used for customer demonstrations. The regular serial production is scheduled for the 2nd quarter of 2016.

Several smaller devices for stretching, drying, cooling, exhausting, recycling, printing etc. are also manufactured by MEDITE but not specifically described herein. These products are usually competing mainly on price, but quality is still important.

For 2016, MEDITE added to its product portfolio and its 2016 catalogs some equipment to support environmentally friendly laboratories, for example recycling machines for alcohol and xylene as well as a machine for formalin neutralization and dispensing. The Company added a slide printer in 2015 and will add a cassette printer for 2016, offering a further step to digitalization using barcode writing on microscope slides and embedding cassettes. Also stainless steel furniture like grossing stations – used in every anatomic pathology and histology lab - with the option of automatic height adjustment and a very competitive price is new in the 2016 catalogs.

In the segment of histology consumables, MEDITE offers everything necessary to run its instruments and to run the complete histology laboratory. This includes embedding cassettes, microscope slides, paraffin, staining solutions, reagents and other products. Some of the consumable products are MEDITE developments and exclusively manufactured by or for it. Others products are MEDITE branded, but manufactured and delivered from external high quality vendors. The procurement focus therefore is on high quality, not lowest price.

Cytology

The product strategy of MEDITE in this market is to offer products for the whole process, from cell collection over processing to diagnosis.

Some of the processing histology instruments of MEDITE are also used in cytology labs, like the staining and coverslipping systems.  Characteristics of the sample collected determine the quality of the results of any tests performed on the sample. The sensitivity and/or accuracy of a test is, for example, likely to be reduced if the sample collection device or method does not capture a sufficient amount of the target analyte, alters the analyte of interest, or collects significant quantities of substances that interfere with the analysis. The Company’s major focus for product development is in the area of sample collection for specific cells and tissues.

For collecting the cervical cells the Company developed the SoftPAP device for the collection of cervical cell samples that are used in the detection of cervical dysplasia, cancer and human papillomavirus (“HPV”) infections. We believe that SoftPAP, which has been cleared by the Food and Drug Administration (‘FDA”) for sale in the U.S., which is CE Marked for international distribution, and is positioned as a premium value-added alternative to the spatula, broom and brush-style devices that have traditionally been used for these purposes. Unlike these traditional devices, SoftPAP collects only exfoliated cells and does not scrape, cut or abrade the cervix. This unique sample collection method has been shown in clinical trials to reduce the frequency of false negative and false positive results when the sample is evaluated by cytological methods to detect the presence of dysplasia and cancer. In addition, women have reported that having a cervical sample taken using SoftPAP is more comfortable than when a traditional device is used. This product was presented at European cytology meetings in 2015, and got some interest from the market.
SoftKit is a low cost disposable device for the self-collection of a sample that can be evaluated to provide an assessment of the health of the entire female genital tract. The Company has applied for patent applications in multiple countries.   The Company currently is going to finish the final design of SoftKit for the collection of cellular samples that can be screened for a variety of gynecological cancers (including cervical, endometrial, and ovarian), and for the collection of gynecological samples to be tested for the presence of HPV and variety of gynecological cancers and additional indications such as sexually transmitted disease (“STD”) testing. SoftKit addresses a number of market niches and segments that are not supported effectively by SoftPAP or traditional gynecological sampling devices. SoftKit is designed to eliminate the need for assistance from a medical professional when collecting gynecological samples for many screening applications. The Company believes that this feature, in addition to the range of tests that can be performed on a SoftKit sample and SoftKit’s low cost, makes it particularly attractive for use in large scale public health screening programs. We are also investigating the use of SoftKit in an internet-based, fee-for-service testing program outside of the U.S.  A product manager was hired in the beginning of 2016 to manage its market introduction in the U.S. and worldwide for this innovative product.

Current methods for breast cancer screening primarily comprise manual palpitation of the breast and radiographic methods, including classical radiography and mammography. Regular manual self-examination is recommended for all women, and periodic breast cancer screening using radiography or mammography is recommended for all women over the age of 40 to 45. These methods, however, are widely recognized as not providing the sensitivity needed in order to detect small early stage lesions, and are adversely affected by the presence of high density breast tissue. The high error rates associated with the use of imaging modalities, such as mammography on women having dense breasts (dense breasts being common in women under the age of 40), has led to medical societies and health authorities recommending against the use of these imaging methods when screening a woman under the age of 40 for breast cancer. Since the early 1990’s, it has been known that nipple aspirate fluid (NAF) can be used as a sample in the assessment of a woman’s risk of developing breast cancer, and that this method is applicable to the screening of women who have dense breasts. In our opinion, currently available collection devices for that application offered by the competition lack either usability or market orientation and are much too expensive. Based on the researched market needs the Company started the development of the breast cancer risk assessment device BreastPap. After the acquisition of MEDITE, their engineering team advanced the project and are close to completing the prototype. The goal is to sell to cytology labs physicians and clinics which then can be forwarded to their gynecologist clients. The gynecologist offices then will offer this  test to its female patients in the age of 20 and up. . MEDITE will therefore offer the collection device, the consumable set (including hygienic barrier) and also the necessary cancer assay. . The new developed device is expected to be ready in the third quarter of 2016 for market introduction, starting in Europe. Several cytology laboratories as well as gynecologists have already showed interest in this new product and expect a very good business with it.

Cervical cytology specimens are traditionally prepared as “smears” where the cells on the collecting device are literally wiped or smeared onto a microscope slide. In the mid-1990s, an alternative method, variously called a “monolayer” or “liquid-based” preparation (“LBP”), was introduced. In this method, cells are washed off of the collection device into a preservative solution to form a cell suspension. A portion of this cell suspension is then transferred to a microscope slide. LBPs presently account for about 80% of the cervical cytology slides prepared in the U.S., but despite the technical benefits of LBPs, only about 20% of the cervical cytology slides in the European Union and much lower percentages in the rest of the world are prepared in this manner. The primary limitations to greater adoption of LBPs outside of the U.S. are the high equipment and ancillary supply costs associated with the two predominant LBP methods. With the acquisition of MEDITE, the Company sells two alternative LBP methods product lines, the SureThin line which is competing against the market leader Hologic, and the SafePrep line which is competing against the second largest market player Becton-Dickinson. Both product lines cover the complete set of consumables necessary to preserve, extract and process cells onto a microscopic slide. For the SureThin line, MEDITE also offers a processing device automatically extracting the cells from the preservative vial and transferring it on the slide. Both systems have a significantly lower price than the competition, which is increasingly important for some markets like the US, where a cytology laboratory needs to lower its cost due to lower reimbursement rates. This lower price level itself also creates new markets, where it is now more affordable even to smaller laboratories and can better compete against the traditional Pap smear.

Once a cytology specimen has been deposited onto a microscope slide, it is stained in order to assist the cytologist in detecting and identifying the various features of the deposited cells that are relevant to determining whether the cells are normal, dysplastic or cancerous. The Company is developing several proprietary stains for use in cervical cytology and other screening applications. These stains are designed for first evaluation using our automated slide imaging and analysis system, but some may also be evaluated visually or using a flow cytometer.

Very important, as mentioned above, we are developing a family of immunocytological newly developed assays that combine the measurement of bio molecular cancer markers and cell morphology in a single test. These assays are intended to detect the presence of specific proteins and other markers that are indicative of the presence of a target disease; allow characterization of abnormal cells; or provide an estimate of the risk of disease progression. These assays are specifically designed to be compatible with each other and with our proprietary stains, and may be evaluated using our automated slide imaging and analysis system. An added benefit of our proprietary stains is that after the specimen has been evaluated using these stains, it can be counterstained with Pap stain for conventional confirmation and archiving. Internal laboratory test are showing a very high level of specificity and sensitivity, and the Company currently is preparing a strategy for the clinical evaluation. A system like this has the ability to displace the current expensive HPV testing methods by offering a significantly higher specificity and sensitivity, which management believes offers a significant market opportunity.

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

Over the last few years, the MEDITE developed software for an imaging system for computer aided diagnosis of slides including its new stain SURECYTE and its revolutionary new biomarker SURECYTE+. The intent of a medical screening system like this is to differentiate between patients who show no evidence of the target disease state (“normals”) and those who do (“abnormals”). Patients who have abnormal screening results are offered follow-up testing to confirm, diagnosis, classify and determine the extent of disease and, where appropriate, determine the appropriate treatment. Patients who have a normal screening result are not offered these services. In order to allow scarce medical resources to be focused upon those patients having the greatest need, screening programs are structured to differentiate between normal and abnormal patients as accurately, rapidly, reliably and cost effectively as possible.

The Company also is looking at new ways to analyze the SURECYTE data, for example ploidy analysis (popular in China) and micronuclei counting. These have both been touted as alternatives to regular PAP analysis.

The new Software and SURECYTE stain will also work in Non-GYN applications (e.g. lung, bladder, thyroid and other cancers) and being used for Non-GYN imaging together with the SURETHIN consumables and processing units.

This new software will provide a computer aided evaluation  on all Non-GYN slides. Currently we are not aware of any other systems available anywhere in the world that can work together with the Company’s new combined biomarker SURECYTE+ which gives a complete description of the immune microenvironment. .
Ploidy analysis is very doable by determining the endocervical cell content of the sample. Ploidy analysis will be a significant and a product differentiator for our SURECYTE cervical test and will be a component of many of the SURECYTE+ -based assays that the Company will be using for other cytology’s products. The major reason why ploidy is not more widely used is that it is difficult and time consuming to get accurate (or even reproducible) results if any of the conventional cytology stains are used.  SURECYTE eliminates these stain-related problems with the net result that using SURECYTE for morphology will also give us a ploidy result at the same time and for “free”.

Although the evaluation of cervical cytology specimens by automated image analysis can be traced back to the 1940s and a number of capable systems have been developed, the FDA has not to date approved any automated image analysis system to “diagnose”, or classify as normal or abnormal, cervical cytology specimens without human intervention. The FDA has, however, approved several systems including the AccuMed (a corporate predecessor to CytoCore) TracCell™ for use in “mapping” or “location-guided screening”. In these systems, image analysis is used to identify potentially abnormal cells which are then presented to a cytologist for classification. This approach, which has been shown to reduce the time required to differentiate between normal and abnormal specimens, has been increasingly adopted by high volume laboratories, but is presently too expensive for most laboratories. The Company believe that its imager will be marketable at a price that will be affordable for most laboratories.

Adding the software to a laboratory workflow could add efficiency to the process and this could be a significant value added selling point and product differentiator for its cytology tests. In almost all markets the Bethesda and other standards use endocervicals as an indicator that an “adequate” sample has been obtained.  To date, none of the automated image analysis systems that we are aware of are capable of identifying endocervicals in a cervical cytology sample unless the sample has been immunostained for a specific cytokeratin marker on top of the morphological stain. This means that even if a slide has been evaluated using an imager system; a tech has to look at the slide visually to see if endocervicals are present. This is particularly true for normal slides where there is a concern that an abnormal was missed because the slide was inadequate. Our Software will be designed to the point where it can reliably identify endocervicals morphologically which would allow the Company to deliver an automatic adequate/inadequate call along with the morphology results thus reducing the need for a tech to visually look for these cells.

The Imager  will be optimized for use with the described proprietary stains and assays. As these stains and assays are designed to be more effective in highlighting the cellular abnormalities associated with cancer and precancerous conditions than the traditional Pap and Thionin stains used in conjunction with other automated cytology screening instruments, our imager is expected to deliver superior performance when used in cytological screening applications. Since 2014, with the increasingly deepening relationship to the Chinese distribution partner UNIC Medical, who is specialized and has developed digitalization systems for slides, the Company began to merge both technologies together to shorten the time to market for this development.

Product Development and Research

With the acquisition of MEDITE and the startup of its Polish R&D facility in 2014, the Company employs 15 people for software, electrical and mechanical design engineers. The strategic goal is to optimize development processes to shorten the development period and time to market for several ongoing and new R&D projects.

MEDITE’s product development department is including engineering skills and technology in software development, multilayer circuit board design, electrical design, 3-D product design in (using the highly professional CREO design software), technical regulatory documentation, often individually for different countries worldwide, and quality management based on its ISO certificate.

The main focus of the developing team in 2015 was working on innovative and new products like the cryostat M630, the manual microtome M380, the film coverslipper TWISTER, a cytology processor, the BreastPap and several updates and modernization projects for existing instruments.

In addition, a team of experienced researchers in biochemistry, with successful track records and a very high reputation in that segment, are working on detection s of pre-cancerous and cancerous conditions in cytology and histology.

Markets and Marketing Objectives

As described also in other paragraphs of this report, our target is basically the worldwide cancer diagnostics market. Currently we serve in particular the histology and cytology segments of this total market but we are open to entering other cancer diagnostics segments in the future when attractive economically. The total annual market volume of histology and cytology is approximately $5.8 billion with annual growth rates between 10 and 30% depending on the specific market, cancer segment and country.

Cancer is a major threat for mankind and the recently published “World Cancer Report 2014” by the World Health Organization, states that the number of cases will increase world-wide by about 57% to 22 million cases in the next two decades. At the same time cancer deaths will rise from 8.2 million to 13 million per year.

MEDITE’s current and future products will assist in the detection of precancerous and cancerous conditions, and provide the basis for more efficient and cost effective detection The net effect of utilizing MEDITE’s anatomic pathology (tissue based) and cytology (cell based) products may result in more lives saved at lower costs.

While distributing currently into approximately 70+ countries of the world, the Company’s sales and marketing efforts are in particular focused on the three major markets of U.S., China and Europe.

Currently the target groups are the histology and cytology laboratories as end users. In some countries it sell directly to these laboratories, while in other countries it sell indirectly to them through its international network of distributors. Several of the products currently developing by the Company may also be sold to national health programs and/or non-governmental public health agencies, or possibly directly to consumers. The Company use several means like sales and technical training, advertising materials, special offers etc. to motivate its distributors selling MEDITE products. Depending on local markets, the contact to public health care organizations or other public authorities responsible for purchasing medical product is important. While in many markets the laboratories directly can decide about purchases, in others they have to undergo a tender process.

Worldwide, approximately 180 million Pap and 60 million breast cancer screening tests are performed annually. The potential market is approximately 1.5 to 1.8 billion women for each of these tests. Bio-molecular screening, diagnostic, and treatment products consequently are being developed to detect disease states early so they can be dealt with before they become life threatening and expensive to treat. The Company is designing and developing products to satisfy this paradigm shift and focus more on diagnostic methods and tools for early detection.

With the new products currently in the late stages of their development, like the BreastPap or the SoftKit, the Company is targeting different groups of end-users and establishing the logistics needed to reach and support these users. The BreastPap needs more public relations to inform women about the potential of having an easy and cost effective breast cancer risk assessment. Similarly, in addition to marketing to laboratories, the SoftKit is expected to be marketed to public health agencies as well as being directly marketed to the patient to motivate them buying it on the internet, a pharmacy or similar store. MEDITE will continue to adjust its marketing to the -specific need of each product group.

For the cytology and histology laboratories, the Company distributes national or international product catalogs each year with a wide overview of the related product lines. These are available in English, German and Polish languages and offered as export catalogs to its international distributors who translate them into the appropriate local languages. The catalogs are sent directly to the laboratories where MEDITE is selling directly.

The Company also uses advertisings in segment-specific journals like the “The Journal of Histotechnology” in the U.S. or “Der Pathologe” or “Cyto-Info” in Germany to both offer specific products and to increase the overall brand recognition. Its international distributors usually do the same in their specific country.

MEDITE is also attending several local, national and international exhibition and congresses which are segment specific or medical product orientated like the NSH in the U.S., the ECP in Europe, the Arab Health exhibition in Dubai, the Medica exhibition in Germany and many more.

Sales and Distribution

The Company is distributing its products to over 70 countries worldwide while focusing on the three major areas of U.S., Europe and China.

Depending on their experience, strength in their local market and potential sales volume, MEDITE uses exclusive or non-exclusive distribution national contracts. Due to the fact that the three major competitors, Leica, Thermo and Sakura, are changing their distribution strategy more towards direct sales, several well established independent distributors contacted the Company to sell MEDITE products in the future.

In the U.S., as it is currently the potentially biggest market, sales and distribution is more diversified. MEDITE has managed to become an approved vendor for three of the largest hospital group purchasing groups, Premier, HealthTrust and Magnet, with a total of over 5,000 member hospitals and health care providers. The contracts with Premier, HealthTrust and Magnet were successfully renewed in 2015. About 98 % of health care providers are members of one or more group purchasing companies, and therefore it is very important in the US to be a registered vendor to realize sales with their members. Being a registered vendor means usually being just one out of two or three vendors in that segment for the member hospitals, and also being released from individual purchase contracts with each customer in using the general term of the hospital group purchasing organization. While until now the Company has not realized the full potential of this distribution channel, it is working to gain its share of this market. A second distribution channel in the U.S. is selling MEDITE products through other established sales organizations, utilizing their sales agreements with end users and through their sales representative network. This network is increasingly an important part of MEDITE’s sales growth. The third distribution channel is direct sales using employed product specialist e.g. in cytology or even using our service employees for technical assistance, training, installation and sales. The channel of directs sales will be increased in the future using the Company’s own employees or sales representatives.

In Europe, the Company is selling direct in Germany and Poland with employed regional sales representatives and through a network of independent distributors in all other countries. Some of its sales partners are working with MEDITE for more than a decade. Also MEDITE is scheduling several dates for sales training of distributors and technical training for their technical service employees for free each year to keep a high level of experienced staff knowing MEDITE products worldwide, and also to collect feedback for product improvement and development.

For the Chinese market, MEDITE is using a strategic distribution agreement with its local partner UNIC Medical. The major shareholder and president is a professor of pathology and has established a wide network of sales teams in China and other Asian countries. With their help, the brand name MEDITE has attained recognition second in its segment. MEDITE together with UNIC successfully got Chinese FDA approval for all MEDITE histology instruments in 2014 and for the cytology instrument late in 2015. Since then the UNIC team has been increasingly successful is selling MEDITE products in China with anticipated sales of about $1 million for 2016. The shared goal in China is to become the market leader in the histology and cytology market.

The rest of the world is supported by an experienced team of export professionals at the German facility also acting as the Company’s logistic center. Especially in the medical area, a deep knowledge of custom tariffs and rules, international regulatory restrictions, international payment terms and dangerous goods shipment regulations, are major skills needed by these employees. MEDITE is approved and authorized by the AEO to manage several customs issues directly.

Government Regulation, Clinical Studies and Regulatory Strategy

The development, manufacture, sale, and distribution of medical devices are subject to extensive governmental regulation worldwide. In the U.S., our products are regulated under the Medical Device Amendments to the Food, Drug and Cosmetic Act (the “FD&C Act”) and cannot be sold, shipped or promoted in interstate commerce without prior “clearance” or “approval” by the FDA. In the European Union (“EU”), medical devices are regulated under the Medical Device, In-Vitro Device and other Directives that require that each product be CE Marked to show that it conforms to all of the requirements of the applicable Directive(s) before it can be imported into or sold in the EU. MEDITE products which are selling in the U.S. are FDA registered and all have the CE mark.

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

In the U.S. most low to moderate risk medical devices that have legally marketed predicates receive “clearance” to market through a process described in Section 510(k) of the FD&C Act. In order to receive clearance under the 510(k) process, a product must be shown to be “substantially equivalent” to an appropriate legally marketed “predicate device”. High risk devices and devices that do not have a predicate require “approval” via a Pre-Market Approval (“PMA”) submission in which de-novo demonstration of the safety and efficacy must be established.   Changes to a product, its intended use, and/or its labeling often require the submission of another 510(k) or PMA application.   Obtaining approval to market via the PMA process takes substantially longer and is far more expensive than obtaining clearance to market via the 510(k) notification process.

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

Although Company registration to the ISO 13485 quality system standard is not required for companies selling Class I (lowest risk category) medical devices and products in the EU, such registration is for all practical purposes mandatory for companies selling products in Class II and higher. All products that are presently being sold and a significant portion of those that are in development are currently classified as Class I devices. However, some of our upcoming products are expected to be in Class II or Class IIa and some changes that are being discussed in the EU may, if they come to pass, result in the reclassification of some of our Class I products into Class II. Our quality system is presently registered to ISO 9001 which is the parent standard of ISO 13485. We presently expect that our quality system will be registered to ISO 13485 during 2016.

The CE Mark for a product must be renewed every five years and will generally also require renewal if the requirements imposed by these Directives and standards change. This renewal increases the cost of regulatory compliance. In addition, the specific quality system requirements imposed upon a product are determined by the risk category into which the product is assigned by the applicable Directives. All of our current and planned products are presently considered to be low risk devices and are assigned to Class I which imposes the lowest level of quality system requirements. If a new Company product falls within or a current product is reclassified into a higher risk category, we will incur higher regulatory costs in order to maintain the CE Mark on the affected product(s).

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

The GHTF, which is comprised of representatives from major medical device regulatory agencies such as the FDA, has developed a single unified medical device identification system that will be mandatory as it is implemented worldwide.   These regulations went into effect in many countries during 2014, and will be going into effect in additional countries by the end of 2016. The Company is well positioned to comply with these new regulations as we have both the company and product specific codes mandated under this regulation for our current products and have the mechanisms in place to obtain such codes and the registrations of the affected products, if needed, in the future. In a number of countries these regulations include user fees that will increase our cost of regulatory compliance.

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

In the EU electronic products, including clinical laboratory instruments are required to comply with two environmental Directives, one of which requires that the manufacturer “take back” and recycle the electronic portions of these instruments and the other (the so-called RoHS Directive) of which restricts the presence of certain materials in electronic products. The Company complies with the RoHS Directive by requiring its suppliers to use only RoHS complaint materials in the construction of its products.

The “REACH” regulation, which requires the registration of all chemical products produced in or imported into the EU is presently in its implementation phase. The long term impact of this extremely complex multi-level regulation on the Company is unknown at present, but is anticipated to be minimal in the near term as our sales of chemical products (stains, preservative, etc.) are and are expected to continue to be at less than the threshold levels for registration and reporting. An increase in sales of such products above currently forecast levels and/or a reduction in the applicable thresholds could potentially result in additional costs to the Company.

Data from clinical trials and studies is often required in regulatory submissions and is highly desirable for use in product marketing activities. In general, at least one trial or study is necessary for each new product and additional studies or trials are needed to support new or modified indications for use and new marketing claims.

Cost and Reimbursement

In the U.S., laboratory customers bill most insurers (including Medicare) for screening and diagnostic tests such as the Pap test. Insurers, such a private healthcare insurance or managed care payers, in addition to Medicare, reimburse for the testing, with a majority of these insurers using the annually-set Medicare reimbursement amounts as a benchmark in setting their reimbursement policies and rates. Other private payers do not follow the Medicare rates and may reimburse for only a portion of the testing or not at all. In addition, certain provisions of the Affordable Care Act are expected to significantly affect the reimbursements for many tests and diagnostic procedures. These changes are expected to be introduced over the next years. Certain of the changes that have been proposed under the Affordable Care Act (ACA) would require that the cost effectiveness of novel new products be demonstrated in actual clinical use before Centers for Medicare and Medical Services (“CMS”), the agency that manages Medicare and Medicaid is allowed to provide reimbursement for such products. Historically, however, the medical community has generally been reluctant to adopt, or in some cases even to evaluate, novel products unless reimbursement is available. If these proposed ACA rules go into effect in their present form, it is anticipated that the cost and time required to introduce a novel product into the US market will be substantially increased.

Outside of the U.S., healthcare providers and/or facilities are generally reimbursed through numerous payment systems designed by governmental agencies, such as the National Health Service in the United Kingdom, the Servicio Sanitaris Nazionale in Italy and the Spanish National Health System, as well as private insurance companies and managed care programs. The manner and level of reimbursement will depend on the procedures performed, the final diagnosis, the devices and/or drugs utilized, or any combination of these factors, with coverage and payment levels determined at the payer’s discretion.

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

Competition

Historically, competition in the healthcare industry has been characterized by the search for technological innovations and efforts to market such innovations. Technological advances have accelerated the pace of change in recent years. The cost of healthcare delivery has always been a significant factor in markets outside of the U.S. In recent years, the U.S. market has also become much more cost conscious. The Company believes technological innovations incorporated into certain of its products offer cost-effective benefits that address this particular market opportunity.

MEDITE is currently focused upon histology and cytology which are the two major fields of the anatomic pathology market. Each of these segments is dominated by only 2 – 3 major players. In histology the Company’s manufactured instrument line competes with those from Leica, Sakura and Thermo Fisher while in cytology its current SureThin and SafePrep product lines compete with products from the Cytyc division of Hologic and the TriPath division of Becton-Dickinson. Unlike certain of these competitors, MEDITE is a global one-stop supplier for all histology and cytology laboratories.

In histology, the Company’s recently patented fully automated system “Histo-Revolution” will become the only system worldwide which can provide a fully automated lab-in-one solution in histology. Due to the Company’s patent protection for this technology, it is protected from replication until 2032 and no other company can duplicate this.

In cytology, the Company is currently developing a versatile fully-automated, objective analysis, screening and evaluation system for cancer screening that can be used with its current liquid based cytology SureThin line and the former CytoCore developed SureCyte stain, which is highly reproducible and produces staining results within seconds. This same system can be used with the Company’s newly developed Biomarker SureCyte+ newly developed assays and, unlike the few competing systems, it is specifically designed to perform cytological screening for a broad range of cancers when equipped with the appropriate software and reagent modules.

In general, the Company believes that its products compete primarily on the basis of clinical performance, accuracy, functionality, reliability, quality, product features and effectiveness in standard medical applications while being sufficiently versatile to support future applications. It also believes that cost control and cost effectiveness are additional key factors in achieving and maintaining a competitive advantage. It focuses a significant amount of its product development efforts on producing systems and tests that will not add to overall healthcare cost.

Operations

The Company’s operations consist of sales and marketing, research and development (including information technology), technical service, accounting and administration and manufacturing. Its quality assurance manager is independent and authorized to act at his own discretion in the interest of patient safety.

MEDITE instruments and certain other products are manufactured in the Company’s factory in Burgdorf, Germany. Product manufacturing is monitored by TUV Sud for the UL (“Underwriter Laboratories”, US electrical standard testing) while its quality system is periodically audited by DQS. Small lot manufacturing with Kanban flow control and ERP management is used to ensure the timely delivery of smaller instruments while minimizing finished goods inventories. Larger instruments, most of which are customized to meet the unique requirements of their purchasers, are manufactured to order with a short turnaround. Extra safety stock is maintained for the few single source items that are used in its products, while qualified second sources are maintained for all other critical items. All incoming purchased goods intended for resale, whether or not under the MEDITE brand name, or for use in the manufacture of MEDITE products, are subject to intensive incoming inspection, and all finished MEDITE manufactured products receive intense final quality control testing including 24-48 hour burn-in, as appropriate, to the specific product before shipment. MEDITE additionally audits and monitors the quality systems of third party suppliers of MEDITE-branded consumables and supplies.

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

The MEDITE enterprise resource planning system is an integrated software that handles sales, material management and production planning. It is also automatically connected to the accounting system, transferring customer and supplier invoices, payments and the material consumption as a just in time controlling tool.

Intellectual Property

The Company relies on a combination of patents, licenses, trade names, trademarks, know-how, proprietary technology, trade secrets and policies and procedures to protect our intellectual property. It considers such security and protection a very important aspect of the successful development and marketing of its products in the U.S., Germany, China and other foreign markets.

Patents, trademarks and copyrights are essential components in the protection of MEDITE’s intellectual property worldwide. As the Company manufactures and sells products globally, it has designed its intellectual property strategy to provide the necessary protection while containing and managing the associated costs. Two of the major components of this strategy are the aggressive filing of “provisional” patent applications in the US, and of filing utility patent applications under the Patent Cooperation Treaty (PCT) or similar entry points into national patent offices worldwide.

With the passage of the America Invents Act (AIA), the patent systems in all major countries now award patents on a “first-to-file” basis that places a premium upon filing one or more patent applications as soon as it is determined that an invention meets the minimum standards for patentability. This filing is in the form of a “utility” application that meets all of the requirements for examination by a patent office. The U.S. offers the opportunity to file “provisional” patent applications that, while not being in form for examination and not providing any formal rights or protections, is accepted by almost all countries as officially establishing the “priority” or invention date for utility applications that are derived from it within one year of the date of the filing of the provisional application. Provisional applications therefore provide a means of obtaining the earliest possible priority date while allowing time to refine and expand the scope of the invention and associated claims that are included in any resulting utility application. The Company’s practice is to convert each of its provisional patent applications into some number of utility patent applications within this 12-month period. In most cases each provisional application results in one utility filing. However, in some cases a single provisional application can generate two or more separate utility applications and/or multiple provisional applications can be consolidated into a single utility application. During the examination of a utility application, the examining patent office may require the Company to divide the application into two or more separate applications or it may file a continuation-in-part patent application that expands upon the technology disclosed in an earlier patent application and which has the potential of superseding or improving upon the disclosure of the earlier application. For these reasons, estimating the number of patents that are likely to be issued based upon the number of provisional and utility applications filed is difficult.

Prior to filing a utility application in the U.S., the Company reviews the application to determine whether obtaining patent coverage for the invention outside of the U.S. is necessary or desirable to support our business model. If so, a utility patent application is filed through a Patent Cooperation Treaty (“PCT”) receiving office. This approach allows it to select the most appropriate receiving office to perform the initial patentability assessments while providing a single entry point into over 120 national patent offices worldwide. Depending upon the nature of the invention and business considerations, it typically nationalize PCT applications in some number of countries, the number depending upon anticipated market size and the locations of potential competitors.

MEDITE routinely prepares and intends to continue to prepare additional patent applications for processes and inventions arising from its research and development process. The protections provided by a patent are determined by the claims that are allowed by the patent office that is processing the application. During the patent prosecution process it is not unusual for the claims made in the initial application to be modified or deleted or for new claims to be added to the application. For this reason, it is not possible to know the exact extent of protection provided by a patent until it is issued. Recent changes in US patent law, particularly conversion to a “first to file” system and introduction of a challenge period after a patent is granted may influence our IP strategy, especially as related to the filing of provisional applications. Several recent court decisions are also expected to influence these decisions.
Patent applications filed in the U.S. prior to November 29, 2000, are maintained in secrecy until any resulting patents are issued. As there have been examples of U.S. patent applications that have remained “in prosecution” and, therefore, secret for decades, it is not possible to know with certainty that any U.S. patent that we may own, file for or have issued to us will not be pre-empted or impaired by patents filed before ours and that subsequently are issued to others. Utility patent applications filed in the U.S. after November 29, 2000, are published 18 months after the earliest applicable filing date. This revised standard reduces the chances that such a “submarine” patent will impair our intellectual property portfolio. Foreign patent applications are automatically published 18 months after filing. As the time required to prosecute a foreign utility patent application generally exceeds 18 months and the foreign patents use a “first to file” rather than a “first to invent” standard, the Company does not consider submarine patents to be a significant consideration in its patent protection outside of the U.S.

The Company’s products are or may be sold worldwide under trademarks and copyrights that it considers to be important to its business. It owns the trademarks relevant to these products and may file additional U.S. and foreign trademark and copyright applications in the future.

Future technology acquisition efforts will be focused toward those technologies that have strong patent or trade secret protection.

The Company cannot be sure that patents or trademarks issued or which may be issued in the future will provide us with any significant competitive advantages. We cannot be sure any of our patent applications will be granted or that their validity or enforceability will not be successfully challenged. The cost of any patent-related litigation could be substantial even if we were to prevail. In addition, the Company cannot be sure that someone will not independently develop similar technologies or products, duplicate our technology or design around the patented aspects of our products. The protection provided by patents depends upon a variety of factors, which may severely limit the value of the patent protection, particularly in foreign countries. We intend to protect much of our core technology as trade secrets, either because patent protection is not possible or, in management’s opinion, would be less effective than maintaining secrecy. However, the Company cannot be sure that our efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently.

Research and Development Expenditures

The Company’s research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize mainly in-house research and development personnel and in some cases external research and development services including collaboration with universities, medical centers and other entities. Our research and development activities are presently conducted in the U.S., Germany and Poland.

Management believes research and development is critical to our success and business strategy. Research work in the area of chemical and biological components is expected to continue for the foreseeable future as we seek to refine the current process and add additional capabilities to our analysis procedures, including the detection of other forms of cancer and precursors to cancer. We anticipate the need to invest a substantial amount of capital, including the cost of clinical trials, required to complete current developments and bring it to market.

The continuing development of new and update existing technology and consumables for histology and cytology is necessary to further increase the Company’s competitiveness and management intends to spend a certain percentage of revenue on an on-going basis. With increased revenue, the percentage attributed to research and development is anticipated to decline, even with the expenditures increasing.

Components and Raw Materials

Most of the materials used in Company products are readily available from multiple diversified sources. As these raw materials typically account for less than 10 % of the cost of the product, changes in prices for these materials will not have a significant influence on our manufacturing costs.

For paraffin the raw material is oil based and therefore the price fluctuates depending on the commodity markets. Management believes that the sales prices are adaptable, and can be adjusted for significant swings in oil prices.

Some of the staining solutions reagents are dependent on specific chemicals where the price also fluctuates. The Company typically will negotiate a fixed price with our supplier for a term of one year to limit its exposure.

The availability of electronic and electrical parts for circuit board manufacturing is another challenge the Company closely monitors. The Company has negotiated with our critical parts suppliers to provide 12 month notice before discontinuing parts and, the Company if necessary, will place a last large order for sufficient number of these parts to support the continued manufacture and support of all MEDITE products that use the part for the anticipated life of the MEDITE product. In addition it takes advantage of the extended availability programs that are offered by some manufacturers of electronic components and assemblies. The Company also attempts to transfer this discontinuation risk to our external circuit board module vendors, if possible.

Working Capital Practices

The Company is expecting future needs for additional working capital to support our growth.  The increases in revenue also means an increase in inventory requirements to fulfill orders within delivery timeframes and also increased trade account receivables, typically with payment terms of between 30 to 90 days.

The current level of working capital shortfalls have been partially financed by sales of common stock and secured promissory notes offset by reductions in our credit lines with a German bank. During 2015 the Company’s bank credit lines have utilized working capital.  In order to continue growing the business, the Company is planning to raise additional funds through the sale of equity securities or convertible debt, as available in the marketplace. To that objective the Company expects to consummate a $5.0 million convertible note offering, utilizing the services of an investment banker on or about April 30, 2016.

The Company believe that future growth in sales of the existing and future products and cost controls will contribute to improved operational cash flows to partially finance our immediate working capital needs.

Employees

As of December 31st, 2015, the Company employed a total of 80 employees including 7 trainees and 4 part time employees which represents 74 full-time-equivalent. None of our employees are members of a labor union.

Financial Information about Foreign and Domestic Operations and Export Sales

Markets outside of North America are an important factor in the Company’s business strategy. Any business that operates on a worldwide basis and conducts its business in one or more local currencies is subject to the risk of fluctuations in the value of those currencies against the dollar, as well as foreign economic conditions. Such businesses are also subject to changing political climates, differences in culture and the local practices of doing business, as well as North American and foreign government actions such as export and import rules, tariffs, duties, embargoes and trade sanctions. The Company does not regard these risks, however, as a significant deterrent to our strategy to introduce our MEDITE product lines to foreign markets in the future. The Company’s current operations include payments and receivables in the three currencies of USD, EURO and Yen. For USD and Euro we try to naturally hedge them by having revenues and expenses in both currencies. Even in not handling other currencies directly, the exchange rates in both USD and Euro may influence our costs and prices directly and/or indirectly. The Company intends to adopt strategies to minimize the risks of changing economic and political conditions within the foreign countries we intend to do business.

During the fiscal year ended December 31, 2015, the Company had direct foreign operations in Germany, Poland and Austria and distributed to approximately 70 countries in total.

Item 1A.	Risk Factors

Not applicable as Small Business Filer

Item 2.	Properties

The Company occupies a total of 68,208 square feet of property of which 24,324 is leased space. The owned building at the address Wollenweberstrasse 12, 31303 Burgdorf, Germany, has 43,884 square feet. In addition, we occupy a leased neighborhood building with an additional 11,302 square feet in space for manufacturing. This contract has a three month termination clause. The headquarter facility at the address 4203 SW 34th Street, Orlando, FL 32811, U.S. with a space of 5,520 square feet is leased until July 31st, 2018 and the research laboratory facility at address Unit 306, 888 E. Belvidere Road, Grayslake, IL 60030, U.S. with 1,904 square feet with a lease expiration of June 30th, 2016. The facility for R&D and some manufacturing in Poland has 5,597 square feet at the address of ul. Zabia 2, 65-158 Zielona Gora, Poland and is leased through August 2017, with a six month termination clause. The Company considers our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for our intended purposes and to have capacities adequate to meet current and projected needs for our operations.

The terms of our current leased facilities vary from 3 months’ notice for part of the German operation and 6 month notice for the Poland facility to a term agreement until June 30, 2016, for the laboratory facility in the Chicago area, and until July 31, 2018, for the Orlando facility. The monthly rent for the Orlando facility will increase from $2,416 currently to $ 2,563 per month in the last year of the lease. The previous down town Chicago facility lease terminates on October 30, 2016, with a monthly lease of $4,526 and this facility is subleased for $3,948 per month through the end of the lease.   The Company determined at December 31, 2014 that the facility was to be closed and subleased the facility and expensed the cost to the Company at that time.

Item 3.	Legal Proceedings

The Company’s subsidiary CytoGlobe GmbH, Germany, was subject to a court settlement on an alleged breach of the German competition law with Hologic Deutschland GmbH (“Hologic”) from August 2013. This matter was decided by the court completely in favor of the Company and it was determined that the Company did not improperly infringe on the product design of Hologic.  Hologic has filed a complaint to the Federal Supreme Court.  The Federal Supreme Court must file an opinion on the lower court ruling which has not been issued at the time of this filing.  The Company is to receive partial reimbursement of its legal fees.  This settlement had no financial impact to the Company at December 31, 2015.

MEDITE Lab Solutions, Inc. sold four shipments of CoverTape to Richard-Allan Scientific Company, the Anatomical Pathology Division of Thermo Fisher Scientific Inc. Of those shipments, Richard-Allan refused to pay for $115,275 worth of already-received CoverTape, asserting that the CoverTape was non-conforming, which assertion MEDITE emphatically denies and for which MEDITE has provided counter-evidence. Richard-Allan also failed to purchase further quantities as agreed between the parties. After attempting to resolve the matter through consultation, MEDITE is now preparing to initiate binding arbitration to recover the $115,275 and $1,073,700 contractually available to it for Richard-Allan's failure to purchase further quantities under the contract and $72,000 for inventory produced specific to the contractual terms. The Company has reserved a portion of the outstanding balance of $115,275, pending final resolution of this matter.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Market Information

MEDITE common stock is quoted under the symbol “MDIT” on the OTCQB. The OTCQB is the middle tier of the three marketplaces for trading over-the-counter stocks provided and operated by the OTC Markets Group.

The following table lists the high and low bid information for our common stock for the periods indicated, as reported on the OTCQB. These quotations reflect inter-dealer prices, may not include retail mark-ups, mark-downs, or commissions, and may not reflect actual transactions (share price adjusted due to the reverse split of 1:100).

Year Ended December 31, 2015	High	Low
1st Quarter	$9.00	$1.89
2nd Quarter	$2.40	$1.60
3rd Quarter	$2.40	$1.60
4th Quarter	$1.38	$0.65

Year Ended December 31, 2014
1st Quarter	$10.00	$1.01
2nd Quarter	$3.75	$1.90
3rd Quarter	$3.10	$0.52
4th Quarter	$9.00	$1.50

     Holders

As of April 7, 2016, the Company had approximately 536 record holders of shares of our common stock.

             Dividends

The Company has not paid a cash dividend on shares of MEDITE common stock, and our Board of Directors is not contemplating paying dividends at any time in the foreseeable future. The terms of certain of our securities, including our Series B, C, and E preferred stock, prohibit the Company from declaring any dividends on our common stock (or any other stock junior to such security) except for dividends payable in shares of stock of the Company of any class junior to such security, or redeem or purchase or permit any subsidiary to purchase any shares of common stock or such junior stock, or make any distributions of cash or property among the holders of the common stock or any junior stock by the reduction of capital stock or otherwise, if any dividends on the security are then in arrears.

The Company has a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $1,320,638 at December 31, 2015, $1,886,499 at December 31, 2014, which we intend to settle through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.

            Stock Transfer Agent

MEDITE’s stock transfer agent is Computershare Shareowner Services, 199 Water Street, 26th Floor, New York, New York, 10038 and its telephone number is (212) 805-7100.

Recent Sales of Unregistered Securities

During 2014, the Company issued 1,237,125 shares for $1,979,400 in equity proceeds emanating from the sale of unregistered stock associated with two private placements (PIPE) “Private Placement in Public Entity” at $1.60 per share.

During 2015, the Company issued 240,625 shares at $1.60 for proceeds of $385,000 relating to the PIPE discussed above.

On February 23. 2015, Ventana Medical Systems agreed to convert the Series “D” Preferred Stock, Stated and Liquidation value, $525,000 and accrued dividends of $656,250 into 12,100 shares of the Company’s unregistered common stock.

The Company issued 1,086,250 shares of common stock at $1.60 for proceeds of $1,739,400 to the President of UNIC Medical of China during 2015. UNIC is the Company’s distributor in China and other Asian countries.

In addition, the Company issued Michaela Ott and Michael Ott the remaining shares of 156,250 each, total of 312,500 shares, to complete the 15,000,000 shares required in conjunction with the 2014 purchase agreement.

On December 31, 2015, the Company entered into the 2015 Purchase Agreement with the Purchasers, pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001 per share, of the Company.  The Notes mature on the earlier of the third (3rd) month anniversary date following the Closing Date, as defined in the Note, or the third (3rd) business day following the Company’s receipt of funds exceeding one million dollars ($1,000,000) from an equity or debt financing, not including the financing contemplated under the Purchase Agreement. The Notes are secured by the Security Agreement. The Warrants have an initial exercise price of $1.60 per share, which are subject to adjustment, and will be exercisable for a period of five (5) years.  If the Notes are not redeemed by the Company, each Purchaser is entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed.

On March 15, 2016, the Board of Directors approved the renegotiated terms with the warrant holders to remove the anti-dilution feature in the Warrants for the warrants received increasing from 250,000 to 500,000 with a fixed exercise price of $0.80 from $1.60 per share.

The Company issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for sales to a limited number of accredited investors, employees, service providers, or creditors with whom It had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

Restatement of Goodwill and Deferred Income Tax Liabilities

On March 29, 2016, the Audit Committee of our Board of Directors, in consultation with management, determined that our Consolidated Balance Sheet as of December 31, 2014 contained in our annual reports on Form 10-K for the year ended December 31, 2014 and our quarterly reports on Form 10-Q for the  first, second and third quarters of 2015 should be restated due to an error in the calculation of the deferred income tax liabilities related to the temporary difference of intangible assets, specifically in-process research and development and trademarks acquired in the reverse merger transaction on April, 3, 2014. (See Note 3 in our Notes to the Consolidated Financial Statements).  This restatement resulted in a long-term deferred income tax liability and an increase to the Goodwill acquired.

This restatement had no impact on our Consolidated Statements of Operations and Comprehensive Loss, Statements of Cash Flows or Statements of Stockholders’ Equity for the applicable periods.  For additional background on the restatement, please see Note 1 to our Consolidated Financial Statements found on page F-8 and “Part II. Item 9A. Controls and Procedures.”

The correction of our deferred income tax liability and goodwill resulted in a restatement of our financial statements.  (See Note 1 in our Notes to the Consolidated Financial Statements).

Effects of the Restatement
The following table provides a summary of selected line items from our consolidated balance sheet as of December 31, 2014 affected by this restatement. There was no impact to our Consolidated Statement of Operations and Comprehensive Loss, Consolidated Statement of Stockholders’ Equity or Consolidated Statement of Cash Flows included in this annual report on Form 10-K from our restatement.

	December 31, 2014
	($ in thousands)
	As Previously Reported	Correction of Deferred Income Tax Liability	As Restated
Goodwill	$2,453	$2,205	$4,658
Total Assets	$16,439	$2,205	$18,644

Deferred income tax liability – long-term	$-	$2,205	$2,205
Total liabilities and stockholders’ equity	$16,439	$2,205	$18,644

Overview

The Company is a medical technology company specializing in the development, engineering, manufacturing and marketing of molecular biomarkers and premium medical devices and consumables for detection, risk assessment and diagnosis of cancer, precancerous conditions and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10 and 30%.

By acquiring MEDITE in 2014, the Company changed from just research operations to an operating company with 80 employees in four countries, a distribution network to about 70 countries worldwide, a well-known and established brand name, a wide range of selling products and the established infrastructure necessary for a company acting in the medical industry. Both company structures and cultures were successfully merged to one new company organization.

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

Another major business focus for 2015 was the Chinese market, which the Company entered in 2014. It is the fastest growing, and by 2016, management expects it will be the largest market for the Company’s products. This is due to its Chinese distributor UNIC Medical who was successful in receiving the Chinese Food & Drug Administration (“CFDA”) approval for all MEDITE histology and cytology laboratory devices. The UNIC sales team now is able to sell MEDITE products in China, and currently successfully is doing so. During the year ended December 31, 2015, the Company trained 50 UNIC sales employees and representatives to sell MEDITE equipment. In 2015, MEDITE and UNIC attended a larger Chinese Cytology show and presented MEDITE’s cytology product line. Also, together with UNIC, the Company is part of a government supported project to standardize the histology laboratory process using MEDITE equipment and consumables for processing part of the process, MEDITE immuno-assays, and the UNIC technology for digitalization and computer aided diagnostics utilizing the latest cloud technology.

The Company brought several other innovative products closer to marketability during 2015 as listed above. Also, in early 2015, the German priority patent for a fully automated system used in the histology lab, a “Lab-In-One” unit, was granted. This technology, if successfully accepted by the market has the ability to change the competitive landscape within the industry.

Under the Company’s cytology product line, the SureThin product revenue grew in Europe and U.S. (non-Gyn applications) during 2015.  The Company is in the process of preparing an application to the U.S. Food and Drug Administration (“FDA”) for SureThin Gyne applications and once approved can compete with some of the dominant suppliers in this $600 million market.

The Company operates in one industry segment for cancer diagnostics instruments and consumables for histology and cytology laboratories.

Definition:	Histology - Cancer diagnostics based on the structures of cells in tissues
Cytology - Cancer diagnostics based on the structures of individual cells

Cancers and precancerous conditions are defined in terms of structural abnormalities in cells. For this reason, cytology is widely used for the detection of such conditions, while histology is typically used for the confirmation, identification and characterization of the cellular abnormalities detected by cytology. Other diagnostics methods, such as marker-based assays, provide additional information that can supplement, but which cannot replace cytology and histology. The trend towards more personalized treatment of cancer increases the need for cytology, histology and assays for identifying and testing the best treatment alternatives. The Company believes that this market will therefore be increasingly important for future development of strategies to fight the “cancer epidemic” (World Health Organization: World Cancer Report 2014) which expects approximately a 50 % increase in cancer cases worldwide within the next 20 years.

This segment sees a trend toward, and demand for, higher automation for more throughput in bigger laboratories, process standardization, digitalization of cell and tissue slides and computer aided diagnostic systems, while also looking for cost effective solutions. In the U.S., the Patient Protection and Affordable Care Act is a national example for the industry. More people have health insurance, and therefore can afford early cancer screening, while at the same time the payers for health care continue looking for cost reductions.

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

Outlook

Due to promising innovative new products for cancer risk assessment and an increasing number of distributions contracts executed in the last years, management believes the profitability and cash-flow of the business will grow and improve. However, significant on-going operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development and 2.) Increase direct sales in the U.S. and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing capacity to increase our gross margin. Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If the Company is unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Currently, the Company’s sales primarily are generated in Euro currency. While in 2014 the average USD/Euro exchange rate was approximately $1.3290, it has dropped to $1.1097 in 2015, a 16.5% decrease. MEDITE’s sales in USD were lower on a year over year basis as approximately 80% of our sales currently occurs in Euros. The Company is working to lessen the impact of the Euro’s decline versus the dollar by increasing the percentage of overall product sales in the U.S. and other countries such as China whose currency is not pegged to the Euro.

The Company believes the combination of MEDITE Enterprise, Inc. with CytoCore, Inc. will expedite the development and marketability of CytoCore’s cytology products which include collection devices, image analysis software, special stains and immuno-assays. Currently, the recent launch of new products, the positive impact from several new initiatives, and some recently executed distribution contracts in the U.S., Europe and China are some primary positive factors assisting growth.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements under Note 2: Revenue recognition, allowance for doubtful accounts, use of estimates and impairments.

Results of Operations

Fiscal Year Ended December 31, 2015 as compared to Fiscal Year Ended December 31, 2014 (Dollars in thousands)

 Revenue

Total revenues of $9,887 for the year ended December 31, 2015, compared $10,983 for the year ended December 31, 2014, represented a decrease in revenues of $1,096 or 9.98%. Currently, approximately 80% of the Company’s sales are generated in Euro currency. During 2014, on average, $1.21416 was received for every Euro compared to 2015, where the average exchange rate of Euro for dollars dropped to $1.09061 which decreased the reflected USD value of its EURO revenues by 10.18%. Therefore, the Company’s revenues translated from Euro into dollars may be down year over year, if the exchange rate remains at a constant level, sales would have increased 6.3 % to $11,510. The Company is working to lessen the impact of the Euro’s decline versus the dollar by increasing the percentage of overall product sales in the U.S. and other countries such as China whose currency is not pegged to the Euro. In addition to the decline in revenues related to the USD/EURO conversion, the 2015 revenues were impacted by the decline in sales of CoverTape and the dispute discussed under Item 3 – Legal Proceedings with Richard-Allan Scientific Research Company (‘Richard-Allan”), whereby the Company sold $63 of CoverTape in 2015, compared to $734 in 2014. The contract with Richard-Allan required them to meet certain contractual purchase obligations of approximately $1.1 million, and the Company was required to have on hand certain levels of inventory to meet their obligations. Revenues for SureThin, exclusive of the USD/EURO conversion increased 43% in 2015, from 2014 levels. The Company’s own manufactured instruments increased 19%, exclusive of the USD/EURO conversion in 2015, as compared to 2014 revenues.  Management anticipates the level of growth in SureThin and our own manufactured instruments to continue to increase in 2016.

Costs and Expenses

Cost of Revenues

Cost of revenues represents the cost of the product sold, freight, and other costs of selling our products. Cost of revenues totaled $6,084 (62% of revenue) for the year ended December 31, 2015, compared to $7,164 (65% of revenue) for the year ended December 31, 2014. This mainly resulted from a higher share of sales of own manufactured equipment with slightly higher margins versus merchandise supply goods in 2015, compared to 2014.

Research and Development

Research and development expenses are an important part of the Company’s business to keep our existing products competitive and to develop new innovative solutions with interesting market potential that will help us grow future revenues. These expenses include research work for cancer marker consumables and developing work, including engineering and industrial design, for histology and cytology laboratories worldwide. Major parts of these expenses are payroll-related costs for in-house scientific research, mechanical and electrical engineering, instrument related software development staff, prototype expenses and material purchased for R&D.

For the 2015 fiscal year, research and development expenses increased minimally to $1,278 compared $1,243 for 2014. The Company continues to expend resources necessary to continue to grow our product offerings.  The costs remained the same partly caused by the lower USD/Euro exchange rate and by shifting engineering capacity from Germany to the lower cost country of Poland. The Polish operations were not started until the end of 3rd quarter 2014, and the consolidated statement of operations did not include CytoCore’s expenses for 2014 prior to April 3, 2014, the effective merger date.

Selling, General and Administrative

For the year ended December 31, 2015, SG&A expenses were $2,947 compared to $2,800 in 2014, an increase of $147. The Company incurred costs of $160 for a settlement with our former accountants and expenses for overhead for 2015. Another reason for the Increase is the Consolidated Statement of Operations did not include CytoCore’s expenses for 2014 prior to April 3, 2014, the effective merger date.

Operating Loss

The operating loss of $599 for 2015 compared to $394 in 2014, is due to the lower net contribution on sales and higher SG&A expenses for the year ended December 31, 2015 as discussed above.

Income Tax

The income tax expense in 2015 was primarily the result of recording a reduced tax asset for the German Subsidiary MEDITE GmbH for its profit in 2015. Overall the Company is recording income tax expense of $78 for 2015, compared to $104 for the year ended December 31, 2014.

Net Loss

The net loss for the year ended December 31, 2015, was $859 compared to the year ended December 31, 2014, of $699 is due to the lower net contribution on sales and higher SG&A expenses for the year ended December 31, 2015 as discussed above.

Liquidity and Capital Resources

For the year ended December 31, 2015, we had a net cash used in operations of approximately $388 compared to $891 for the same period in 2014. During 2015, cash used in operations consisted of higher loss for the period offset by operations comprised of higher collections on accounts receivable for the period, reductions in inventories offset by higher payments on accounts payable and accrued expenses.

For the year ended December 31, 2015, net cash used in investing activities were $354 compared to $462 for the same period in 2014.  The improvement in this activity relates to less purchases of equipment in 2015 compared to 2014.

For the year ended December 31, 2015, financing activities provided $1,712 compared $1,704 for the same period in 2014. In 2015, the Company raised an additional $385 in the second offering and has contracted with a broker/dealer that was part of the 2014 private placement offering. The Company issued 1,086,250 shares of common stock at $1.60 for proceeds of $1,739 to the President of UNIC Medical of China during 2015. UNIC is the Company’s distributor in China and other Asian countries.

In 2015, the Company’s lines of credit and term notes were repaid by $802 and $162 for 2014.    During 2015, MEDITE GmbH reduced its outstanding indebtedness under its master credit line with Hannoversche Volksbank from Euro 1.8 million ($2.0 million as of December 31, 2015) to  Euro 1.1 million ($1.2 million as of December 31, 2015). The remaining line of credit of Euro 1.1 million has no maturity date and the Company believes that the bank will continue working with the Company as it attempts to raise additional capital resources through debt or equity. Should the bank look for additional reductions to the Company’s line of credit, the Company believes that it can obtain bank financing elsewhere at equivalent terms or if necessary raise the funds needed through operations. The balance at December 31, 2015 of this master credit line is $1,120, below the required balance.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven (7) individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001 )per share, of the Company (the “Warrant(s)”).  The Notes mature on the earlier of the third (3rd) month anniversary date following the Closing Date, as defined in the Note, or the third (3rd) business day following the Company’s receipt of funds exceeding one million dollars ($1,000,000) from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured the Company’s accounts receivable and inventories held in the United States. The Warrants have an initial exercise price of $1.60 per share, which are subject to adjustment, and are exercisable for a period of five (5) years.  If the Notes are not redeemed by the Company on maturity, each Purchaser is entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed.  On March 31, 2016, these Notes matured and the Company has agreed to pay the Purchasers the 10% of the principal balance of the Notes in warrants for the month of April 2016.

We have carefully assesed our cash flow needs for the period from January 1, 2016 thru April 30, 2017. Based on our assesment, we feel that we have sufficient cash flow, either from operations or in the form of completed or expected to be completed debt/equity raises, to fund our operations for this period and meet all our operating and financial obligations. To that objective, the company expects to consummate a $5.0 million convertible note offering utilizing the services of an investment banker on or about April 30, 2016.

 In 2014, the Company raised gross proceeds of $1,979 in two private placement offerings of our common stock.

Item 8.                                 Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto for the years ended December 31, 2015 and 2014, together with the reports of  our Independent Registered Public Accounting Firms are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.                                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 12, 2015, upon the recommendation of the Company’s Audit Committee, the Board of Directors of Medite Cancer Diagnostics, Inc. (the “Company”) dismissed L.J. Soldinger Associates (“LJSA”) as the Company’s registered independent auditing firm.

The reports of LJSA on the Company’s financial statements for the fiscal years ended December 31, 2014 and 2013, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2013 and 2014, and (1) there were no disagreements with LJSA on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of LJSA, would have caused LJSA to make reference to the matter in its report and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Item 9A.                              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of December 31, 2015, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” below.

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).   Under the supervision and with the participation of its management, including its Chief Executive Officer, who serves as our principal executive officer, and its Chief Financial Officer, who serves as our principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, it concluded that, as of December 31, 2015, its internal control over financial reporting is not effective at the reasonable assurance level.

The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

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

The Company did not maintain effective controls over the accuracy and valuation of the accounting for and disclosure of income taxes. Specifically, deferred income tax liability associated with the intangible assets acquired in a reverse merger on April 3, 2014 were not identified and the controls over the recording of Goodwill were not effective. This control deficiency resulted in the restatement of the Company’s 2014 Consolidated Balance Sheet at December 31, 2014 and the first, second and third quarters of 2015.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 based on the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Control over Financial Reporting

Background

On March 29, 2016, the Audit Committee of our Board of Directors, in consultation with management, determined that our Consolidated Balance Sheet as of December 31, 2014 contained in our annual reports on Form 10-K for the year ended December 31, 2014 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2015 should be restated due to an error in the calculation of the deferred income tax liabilities related to the temporary difference of intangible assets , specifically in-process research and development and trademarks acquired in the reverse merger transaction on April, 3, 2014.  This restatement resulted in a long-term deferred income tax liability and an increase to the Goodwill acquired.

This restatement had no impact on our Consolidated Statement of Operations and Comprehensive Loss, and Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity.

Plan for Remediation of Material Weakness

We hired an independent consultant to perform our tax provision and identify our deferred income tax assets and liabilities.  Management believes that the hiring of an outside expert to assist in the preparation of the tax provision provides the Company with the necessary skills to remediate the identified control deficiency found in our former controls over financial reporting.  From time to time, the Company will evaluate the requirement to bring in a consultant for transactions outside of the normal course of business.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Plan for Remediation of Material Weakness,” there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third and fourth quarters of 2014 and the first, second and third quarters of 2015 and our fiscal years ended December 31, 2015 and 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2014 consolidated financial statements.

Item 9B	Other Information

On April 3, 2014, Richard A. Domanik resigned his position as the Chief Operating Officer of the Company, as a result of its acquisition of MEDITE. Mr. Domanik continues as an employee. There were no disagreements between the Company and Dr. Domanik on any matter relating to its operations, policies, or practices which led to his resignation.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Board of Directors and Executive Officers

Name	Age	Positions with the Company

Michaela Ott	50	Chief Executive Officer and Director
Michael Ott	51	President, Chief Operating Officer and Director
Robert F. McCullough, Jr.	61	Chairman, Chief Financial Officer and Director
John H. Abeles, M.D.	71	Director
Alexander M. Milley	63	Director (until February 12, 2016)
Augusto Ocana M.D. and J.D,	72	Director
W. Austin Lewis, IV	40	Director, Head of Audit Committee (since February 12, 2016)

Board of Directors

The Company believe that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact its business. We believe that experience, qualifications, or skills in the following areas are most important: accounting and finance; design, innovation and engineering; strategic planning; human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. The Company believes that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, and educational background of each current director is as follows:

Michaela Ott, Age 50, Chief Executive Officer and Director

Michaela Ott was appointed to serve as Chief Executive Officer and is member of the board of directors concurrently with the acquisition of MEDITE on April 3, 2014. Mrs. Ott has served as Co-President of MEDITE GmbH since 2006 and as a director of MEDITE Enterprises, Inc. since 2013. Ms. Ott has a degree in Industrial Business Management, was a major shareholder and COO of a Fiber Optic manufacturer company before and possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills, and experience. Mrs. Ott is not an officer or director of any other publicly traded company.

Michael Ott, Age 51, President Chief Operating Officer and Director

Michael Ott was appointed to serve as President and Chief Operating officer and is member of the board of directors concurrently with the acquisition of MEDITE on April 3, 2014. Mr. Ott has served as Co-President of MEDITE GmbH since 2006 and as Chief Executive Officer and President of MEDITE Enterprises, Inc. since 2013. Mr. Ott has a Master of Business Administration in international management, has experience as CFO of a German medical device stock listed company, served as CEO of a German laser technology company and possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills, and experience. Mr. Ott is not an officer or director of any other publicly traded company.

Robert F. McCullough, Jr., Age 61, Chairman, Chief Financial Officer and Director

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

John H. Abeles, M.D., Age 71, Director

John H. Abeles, M.D, has been a director of the Company since May 1999. Dr. Abeles is President of MedVest, Inc., a venture capital and consulting firm he founded in 1980.   He is also General Partner of Northlea Partners, Ltd., a family investment partnership.   Dr. Abeles previously served as a senior medical executive at Sterling Drug Company, Pfizer, Inc. and Revlon Healthcare, Inc. and subsequently was a medical analyst at Kidder, Peabody & Co.   Dr. Abeles is a director of a number of companies operating in the medical device and healthcare fields, including publicly-traded companies DU.S. Pharmaceuticals, Inc. and CombiMatrix Corp.   Dr. Abeles has also served as a director of I-Flow Corporation (now a subsidiary of Kimberly Clark Corporation) and Oryx Technology Corp. Dr. Abeles possesses particular knowledge and experience in medical education, venture capital and finance, and the pharmaceutical industry that strengthen the Board’s collective qualifications, skills, and experience.

Augusto Ocana, M.D. and J.D., Age 72, Director

Augusto Ocana, M.D. and J.D. has previously served as Chief Executive Officer of the Company from November 2006 to July 2007 and as President of International Operations from 2007 through 2008. He has acted as a consultant to the Company since then. He also served as the President of Worldwide Business of the Company since 2006. Prior to this, from 1999 to 2006, he was a Senior Vice President, General Manager and Director of C.H. Werfen, S.A., where he focused on sales and market development. Prior to this, he served in sales and management roles for several corporations, including Abbott Laboratories. As a result of these and other professional experiences, Mr. Ocana possesses particular knowledge and experience in sales, marketing, and management which strengthens the Board’s collective qualifications, skills, and experience.

William Austin Lewis IV, Age 40, Director

William Austin Lewis IV currently serves as the CEO, CFO and Director of Paid Inc. (PAYD). Mr. Lewis also serves as a member of the Audit Committees and Compensation Committees for MAM Software, Inc. (MAMS), ScripsAmerica, Inc. (SCRC), Quest Solution, Inc. (QUES) and FlouroPharma Medical, Inc. (FPMI).   Since 2004, Mr. Lewis has served as Chief Executive Officer of Lewis Asset Management Corporation, an investment management company he founded, where he is also the Portfolio and Chief Investment Officer of the Lewis Opportunity Fund, one of the funds under management. Prior to founding Lewis Asset Management, Mr. Lewis held a variety of positions with investment firms, including Puglisi & Co., Thompson Davis & Co., and Branch Cabell & Company. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University. Mr. Lewis has invested in $100,000 of the Company’s secured promissory notes at December 31, 2015 and has received warrants totaling 50,000 shares of the Company’s common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and holders of more than 10% of the outstanding shares of its common stock, to file initial reports of ownership and reports of changes in ownership with the Commission.  They are also required to furnish the Company with copies of all Section 16(a) forms that they file with the SEC. Based solely on the Company’s review of copies of such forms received by it and/or any written representations from such persons that no other reports were required with respect to 2015, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2015, except that Drs. Abeles, Ocana and Mr. Milley failed to timely file Form 4s.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees, including its principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Company filed the code as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Commission on April 14, 2004. The Code of Ethics is also available on our website at www.medite-group.com.

Board of Directors and Committee Information

The Board of Directors currently has one standing committee – the Audit Committee. The Compensation Committee and the Nominating and Corporate Governance Committee are going to be re-established with current Directors of the Board in 2016.

Audit Committee

The Audit Committee currently consists of Mr. Lewis (Chairman, since February 12, 2016) who replaced Mr. Milley (Chairman until February 12, 2016) and Dr. Abeles, both of whom are independent under applicable independence requirements.   The Board of Directors has determined that Mr. Lewis qualifies as an “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-K promulgated under the Exchange Act.

The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s overview of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the Commission, review of the adequacy and efficacy of the accounting and financial controls of the Company as well as the quality of accounting principles and financial disclosure practices, and communications with the Company’s independent registered public accounting firm and members of financial management. A copy of the Audit Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its 2007 annual stockholders meeting, as filed with the SEC on May 15, 2007, and is available on our website. The Audit Committee met four times in 2015.

Stockholder Nominations

There were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors during the 2015 fiscal year.

Item 11.	Executive Compensation
Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2015 and 2014.

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)
Michaela Ott (1)	2015	144,691	(2)	-	-	-
CEO	2014	159,516	(2)	-	-	-
Michael Ott (3)	2015	144,691	(4)	-	-	-
COO and President	2014	159,516	(4)	-	-	-
Robert F. McCullough, Jr. (5)	2015	100,000	(6)	-	-	-
CFO and Chairman of the Board	2014	140,000	(6)	-	-	-
Richard A. Domanik, Ph.D. (7)	2015	-		-	-	-
COO until April 3th, 2014	2014	37,500		-	-	-

Name and Principal Position (a)	Year (b)	Nonequity incentive plan compensation ($)(g)	Nonqualified deferred compensation earnings ($) (h)	All other compensation (i)	Total ($) (j)
Michaela Ott (1)	2015	-	-	-	144,691
CEO	2014	-	-	-	159,516
Michael Ott (3)	2015	-	-	-	144,691
COO and President	2014	-	-	-	159,516
Robert F. McCullough, Jr. (5)	2015	-	-	-	100,000
CFO and Chairman of the Board	2014	-	-	-	140,000
Richard A. Domanik, Ph.D. (7)	2015	-	-	-	-
COO until April 3th, 2014	2014	-	-	-	37,500

(1)	Mrs. Michaela Ott served as Chief Executive Officer from April 3, 2014, after the acquisition of MEDITE.
(2)	Salary converted to USD based on agreement with MEDITE GmbH in EURO currency
(3)	Mr. Michael Ott, served as Chief Operating Officer from April 3, 2014, after the acquisition of MEDITE.
(4)	Salary converted to USD based on agreement with MEDITE GmbH in EURO currency
(5)	Mr. McCullough served as Chief Executive Officer from October 2007 through April 3, 2014, and as Chief Financial Officer since September 2005.
(6)	Mr. McCullough has deferred payment of 100% of his salary earned in 2015 and 2014.
(7)	Dr. Domanik served as our Chief Operating Officer from October 2007 through April 3, 2014, and has also served as our President from May 2007 until August 2008.

Outstanding Equity Awards at Fiscal Year-End

The Company’s named executive officers did not own any outstanding equity awards as of December 31, 2015, as the Company has no plans in place (see below).

Narrative Disclosure to Summary Compensation Table

Mrs. Ott earned an annual salary of $144,691 in 2015 and $159,516 in 2014 based on the employment agreement with MEDITE GmbH, Germany.

Mr. Ott earned an annual salary of $144,691 in 2015 and $159,516 in 2014 based on the employment agreement with MEDITE GmbH, Germany.

Mr. McCullough earned an annual salary of $100,000 in 2015 and $140,000 in 2014, respectively, and has elected to defer payment of 100% of such salary.

The Company has not entered into an employment agreement with Dr. Domanik, although the basic terms of his compensation had been established. Specifically, it paid Dr. Domanik an annual salary of $150,000 before April 3, 2014, standard benefits as provided to other employees, and reimbursement of reasonable business expenses.

Equity Incentive Plan and Employee Stock Purchase Plan

N/A
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

Compensation of Directors

The following table sets forth certain information regarding the compensation of directors for our 2015 fiscal year.

Name	Fees Earned or Paid in Cash ($)		Total ($)
Michaela Ott	144,691	(1)	144,691
Michael Ott	144,691	(1)	144,691
Robert F. McCullough	100,000	(1)	100,000
John H. Abeles, M.D.	20,000	(2)	20,000	(3)
Alexander M. Milley	20,000	(2)	20,000	(3)
Augusto Ocana M.D. and J.D.	20,000	(4)	20,000	(3)

(1)	Mrs. Ott, Mr. Ott and Mr. McCullough are management members of our board of directors and not separately compensated for his service on the board of director

(2)	Represents director fees with respect to fiscal year 2015. This amount includes $5,000 in fees payable to each director which were paid through the issuance of common stock.

(3)
As of December 31, 2015, each of these directors is entitled to receive 1,000 (100,000 before the reverse split) shares of common stock in connection with a stock bonus provided to each of our directors in 2009.

(4)	Does not include consulting fees and sales commissions earned in 2014. See“Certain Relationships and Related Transactions, and Director Independence” in item 13 below.

Narrative Disclosure to Director Compensation Table

The Company currently pays its outside directors a quarterly fee of $5,000 as compensation for their service on its board of directors. Since 2009, its directors have deferred receipt of such fees. It also reimburses all directors for their reasonable expenses incurred in connection with attendance at meetings of the board of directors.

For information on other consideration received by directors or their affiliates from the Company, see “Transactions with Related Persons, Promoters and Certain Control Persons” in Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following table sets forth certain information, as of December 31, 2015, with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is c/o MEDITE Cancer Diagnostics, Inc., 4203 SW 34th Street, Orlando, FL 32811, U.S.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Michaela Ott	15,000,000	(2)	71.2%

Michael Ott	15,000,000	(3)	71.2%

Robert F. McCullough, Jr.	1,676,907	(4)	8.0%

Zhongxi Zheng, M.D.	1,086,250		5.2%

Augusto Ocana, M.D. and J.D.	124,422		*

Alexander M. Milley	46,530	(6)	*

John H. Abeles, M.D.	126,256	(5)	*

All beneficial owners and management as a group (7 persons)	18,060,365		85.8%

* Less than one percent

(1)
Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of December 31, 2015 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 21,055,890 shares of common stock outstanding as of the close of business on April 7, 2016.

(2)	Includes: (i) 7,500,000 shares held by Mrs. Ott’s husband, Michael Ott.

(3)	Includes: (i) 7,500,000 shares held by Mr. Ott’s wife, Michaela Ott.

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

Series E Convertible Preferred Stock

The following table sets forth certain information with respect to holdings of our Series E Convertible Preferred Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of the Company’s Series E Convertible Preferred Stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Kevin F. Flynn June 1992 Non-Exempt Trust 120 South LaSalle Street Chicago, IL 60602	68	(3)	35.8%

Rolf Lagerquist 4522 CO Road 21 NE Elgin, MN 55932	20	(4)	10.5%

(1)	No executive officers or directors own any shares of Series E Convertible Preferred Stock.

(2)
Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 190 shares of Series E Convertible Preferred Stock outstanding as of the close of business on April 7, 2016.

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

(1)
The Company has issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2015, it issued no employee warrants to that non-executive employee which his contract was terminated by April, 2014.

Changes in Control

The acquisition of MEDITE Enterprise, Inc. in April 2014, in exchange for the majority of the former CytoCore, Inc. shares is considered as a reverse merger which subsequently resulted in a change of control. The new majority shareholders, Michaela and Michael Ott, CEO and COO respectively, now own 71.2 % of the company’s common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following section sets forth information regarding transactions since January 1, 2014, or any currently proposed transactions, between the Company and certain related persons. For more information on the compensation received by the Company’s directors and officers, and the beneficial ownership of equity securities of the Company by such individuals, see Item 11 “ Executive Compensation ” and Item 12 “ Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ” above.

Robert F. McCullough, Jr., Chief Financial Officer, Directors

Mr. McCullough loaned to the Company an aggregate $159,500 during the 2013 fiscal year. $10,000 was repaid in 2014 and $40,000 was repaid during 2015. The Company owes an aggregate outstanding balance of $70,000 as of December 31, 2015 which is payable upon demand plus $1,700 of imputed interest.

William Austin Lewis IV, Director and Chairman of the Audit Committee

Prior to being a Director of the Company, Mr. Lewis invested $100,000 in the Company’s secured promissory notes and received 50,000 warrants to purchase the Company’s common stock at $1.60.  The warrants have a term of five years with anti-dilution features.  Subsequent to Mr. Lewis becoming a Director, the Company agreed to issue an additional 50,000 warrants and reduce the price of the warrants to $0.80 for the renegotiated terms, eliminating the anti-dilution clause in the warrants.  The Company has not repaid the secured promissory notes on its maturity date of March 31, 2016.  Mr. Lewis will receive 10% of his principal balance outstanding in warrants for every month that the notes are not repaid.

Payment of Consulting Fees and Commissions to Directors

During the years ended December 31, 2015, we engaged in the following transactions with its directors:

In 2014, the Company issued 33,514 shares of common stock to Dr. Augusto Ocana in payment of consulting services accrued through April 30, 2014.  At December 31, 2015, the Company accrued payments of $5,000 per month from May 1, 2014 to July 31, 2014, when the contract was terminated totaling $15,000 to be paid at the Company’s discretion in stock or cash. In addition Dr. Ocana receives standard board fees.

Related Person Transaction Approval Policy

We recognize that related person transactions can present potential or actual conflicts of interest and create the appearance that the Company’s decisions are based on considerations other than the best interests of it and its stockholders. The Board of Directors, therefore, adopted a written policy in May 2008, that requires the review, approval or ratification of all such transactions by the Audit Committee of the Board of Directors in accordance with the procedures established for such transactions.

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

Review and evaluation of a related person transaction include an examination of all material facts and relevant factors, including without limitation:

•	the risks and benefits of such transaction to the Company;

•	the extent of the related person’s interest in the transaction;

•	the impact on a director’s independence in the event the related person involved in the transaction is a director, an immediate family member or an affiliated entity;

•	if applicable, the availability of other sources of comparable products and services; and

•	whether such transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

The Audit Committee shall approve or ratify only those transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and the Company’s stockholders, as the Audit Committee determines in good faith. The committee may also determine to provide standing approval of certain types of transactions. No director shall participate in any discussion or approval of a related person transaction for which he or she is a related person, except that the director is required to provide all material information concerning such transaction as requested by the Audit Committee or the Board of Directors.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market, the Company has determined that Dr. Abeles and Mr. Milley are independent. With regard to the Company’s audit committee, the board of directors has determined that Dr. Abeles and Mr. Milley, who constitute all members of the audit committee, are independent with respect to the independence criteria for audit committee members set forth in Rule 5605(c)(2) of the rules of the NASDAQ Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

Item 14.	Principal Accountant Fees and Services

On May 13, 2015 (the “Engagement Date”), upon the recommendation of the Company’s Audit Committee, the Board of Directors of the Company engaged WithumSmith+Brown, PC (“WSB”) as the Company’s new independent registered public accounting firm. L J Soldinger Associates LLC (“LJSA”) served as the Company’s independent registered public accounting firm until the May 8, 2015 for the fiscal years ended December 31, 2014.

Fees

The following table presents fees for the professional services rendered by WSB and LJSA for fiscal years 2015 and 2014, respectively:

Services Performed	2015	2014
Audit Fees(1)	$174,929	$205,961
Audit-Related Fees(2)	-	4,644
Tax Fees(3)	9,472	3,598
All Other Fees(4)	160,000	—
Total Fees	$344,401	$214,203

(1)
Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the Company’s quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process.

(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax provision, tax advice and tax planning services.
(4)
All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.  The Company’s former auditor L.J. Soldinger and Associates filed a claim against the Company in Illinois’ Lake County Superior Court. The Company believes the claims are without merit and has adequately reserved for costs associated with the claim at December 31, 2105.  In February 2016, the Company settled with our former accountants in the amount of $160,000 and upon reaching a settlement, L. J. Soldinger and Associates filed a dismissal of all claims with the court.

Pre-Approval Policies

As required by applicable law, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent registered public accounting firm. In connection with such responsibilities, the Audit Committee is required, and it is the Audit Committee’s policy, to pre-approve the audit and permissible non-audit services (both the type and amount) performed by its independent registered public accounting firm in order to ensure that the provision of such services does not impair the firm’s independence, in appearance or fact.

The Audit Committee pre-approved all audit services provided to the Company during fiscal 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this Annual Report

The following items are filed as part of this report.

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

3.3
Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 29, 2001)

3.5
Section 6 of Article VII of the By-laws of the Company, as amended. (incorporated herein by reference to Exhibit 3.3 to the Company’s registration statement on Form S-4 (Reg. # 333-61666), as filed with the SEC on May 25, 2000)

3.6
Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.7
Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.8
Certificate of Amendment of Amended Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.6 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.9
Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.10
Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.8 to the Company’s registration statement on Form S-2 (Reg. # 333-83578), as filed with the SEC on February 28, 2002)

3.11
Certificate of Amendment to Certificate of Incorporation of the Company, dated August 5, 2004  (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as filed with the SEC on August 16, 2004)

3.12
Certificate of Amendment to Certificate of Incorporation, dated June 22, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, as filed with the SEC on August 21, 2006)

3.13
Certificate of Amendment to Certificate of Incorporation of the Company, dated June 22, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, as filed with the SEC on August 17, 2007)

3.14
Certificate of Amendment to Certificate of Incorporation of the Company, dated November 19, 2007  (incorporated herein by to Exhibit 3.14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

4.1
Registration Rights Agreement in connection with $7 million maximum offering of Units completed in March 2008 (incorporated herein by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

4.2
Form of Warrant in connection with $7 million maximum offering of Units completed in March 2008  (incorporated by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 2, 2008)

10.1
Service agreement with Cell Solutions, LLC. Dated October 9, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.2
Distribution Service Agreement with Amsino International, Inc. dated April 14, 2010 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.3
Consulting Agreement with Dr. Mauro Scimia dated April 14, 2010 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 15, 2010)

10.4	Securities Purchase Agreement dated December 31, 2015 filed on January 7, 2016 on Form 8-K (incorporated herein by reference to Exhibit 10.4 herein)

10.5	Form of Secured Promissory Note dated December 31, 2015 filed on January 7, 2016 on Form 8-K (incorporated herein by reference to Exhibit 10.5 herein)

10.6	Form of Security Agreement dated December 31, 2015 filed on January 7, 2016 on Form 8-K (incorporated herein by reference to Exhibit 10.6 herein)

10.7	Form of Warrant dated December 31, 2015 filed on January 7, 2016 on Form 8-K (incorporated herein by reference to Exhibit 10.7 herein)

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

MEDITE Cancer Diagnostics, Inc.

By:	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer Principal Executive Officer

Date:	April 12, 2016

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.
Chief Financial Officer
Principal Financial Officer

Date:	April 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michaela Ott	Chief Executive Officer	April 12, 2016
Michaela Ott	(Principal Executive Officer)
and Director

/s/ Michael Ott	Chief Operating Officer and	April 12, 2016
Michael Ott	Director

/s/ Robert McCullough, Jr.	Chief Financial Officer	April 12, 2016
Robert McCullough, Jr.	(Principal Financial Officer) and
Director

/s/ W. Austin Lewis IV	Director	April 12, 2016
W. Austin Lewis IV

/s/ John Abeles, M.D.	Director	April 12, 2016
John Abeles, M.D.

/s/ Augusto Ocana M.D., J.D.	Director	April 12, 2016
Augusto Ocana

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MEDITE Cancer Diagnostics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MEDITE Cancer Diagnostics, Inc. and Subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of MEDITE Cancer Diagnostics, Inc. and Subsidiaries as of and for the year ended December 31, 2014, were audited by other auditors who expressed an unmodified opinion on those statements in their report dated May 8, 2015.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MEDITE Cancer Diagnostics, Inc. and Subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustment described in Note 1 that was applied to restate the 2014 consolidated financial statements to correct an error.  In our opinion, such adjustment is appropriate and has been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2014 consolidated financial statements of the Company other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2014 consolidated financial statements taken as a whole.

/s/ WithumSmith+Brown, PC
Orlando, Florida

April 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MEDITE Cancer Diagnostics, Inc.

We have audited, before the effects of the adjustment for the correction of the error described in Note 1, the accompanying consolidated balance sheet of MEDITE Cancer Diagnostics, Inc. (the Company) as of December 31, 2014 and the related consolidated statements of operations and comprehensive income (loss), cash flows, and   stockholders' equity for the year then ended.  The 2014 consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, except for the error described in Note 1, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MEDITE Cancer Diagnostics, Inc. as of December 31, 2014 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustment for the correction of an error described in Note 1  and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustment is appropriate and have been properly applied. This adjustment was audited by WithumSmith+Brown, PC.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois
May 08, 2015

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2015	(As Restated) 2014
Assets

Current Assets:
Cash	$587	$230
Accounts receivable, net of allowance for doubtful accounts of $83 and $200	1,798	1,991
Inventories	3,075	3,415
Prepaid expenses and other current assets	186	154
Total current assets	5,646	5,790

Property and equipment, net	1,941	2,091
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	273	245
Total assets	$18,378	$18,644

Liabilities and Stockholders’ Equity

Current Liabilities:
Secured lines of credit and current portion of long-term debt	$2,857	$2,555
Notes due to employees, current portion	202
Account payable and accrued expenses	3,032	4,134
Advance – related party	70	110
Total current liabilities	6,161	6,799
Long term debt, net of current portion	121	1,209
Notes due to employees, net of current portion	725	-
Deferred tax liability – long-term	2,205	2,205
Total Liabilities	9,212	10,213

Commitments and Contingencies

Stockholders’ Equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 and 373,355 shares issued and outstanding as of December 31, 2015 and 2014, respectively (liquidation value of all classes of preferred stock $2,442 and $2,871 as of December 31, 2015 and 2014, respectively)	962	1,487
Common stock, $0.001 par value; 35 million shares authorized, 21,055,990 and 19,427,331 issued and outstanding as of December 31, 2015 and 2014, respectively	21	19
Additional paid-in capital	8,340	5,763
Treasury stock	(327)	(327)
Accumulated other comprehensive (loss)	(609)	(149)
Retained earnings	779	1,638
Total stockholders’ equity	9,166	8,431

Total liabilities and stockholders’ equity	$18,378	$18,644

The accompanying notes are an integral part of these consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014

Net Sales	$9,887	$10,983
Operating Expenses
Cost of revenues	6,084	7,164
Depreciation and amortization expense	177	170
Research and development	1,278	1,243
Selling, general and administrative	2,947	2,800

Total cost and expenses	10,486	11,377
Operating loss	(599)	(394)

Other Expenses
Interest expense, net	204	276
Other income	(22)	(75)
Total other expenses	182	201

Loss before income tax expense	(781)	(595)

Income tax expense	78	104
Net loss	(859)	(699)
Preferred dividend	(78)	(109)
Net loss available to common stockholders	$(937)	$(808)

Statements of Comprehensive Loss
Net loss	$(859)	$(699)
Other comprehensive loss
Foreign currency translation adjustments	(460)	(436)
Comprehensive loss	$(1,319)	$(1,135)

Loss Per Share
Net loss available to common stockholders	$(937)	$(808)
Basic and diluted loss per share	$(0.05)	$(0.04)
Weighted average basic and diluted shares outstanding	20,194,732	18,116,000

The accompanying notes are an integral part of these consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(859)	$(699)
Adjustments to reconcile net loss to cash used in operations
Depreciation and amortization	177	170
Deferred tax expense	78	80
Non-cash Interest	-	2
Changes in assets and liabilities:
Accounts receivable and allowance for doubtful accounts	193	(594)
Inventories	340	146
Prepaid expenses and other current assets	(32)	114
Accounts payable and accrued liabilities	(285)	(110)
Net cash in operating activities	(388)	(891)

Cash Flows from Investing activity:
Purchase of other assets	(146)	-
Purchase of Equipment	(208)	(463)
Cash Acquired in Merger	-	1
Net cash used in investing activities	(354)	(462)

Cash Flows from Financing activities:
Repayments on secured lines of credit and long-term debt	(802)	(162)
Proceeds from sales of common stock	2,124	1979
Proceeds from secured promissory notes	500	-
Repayment of related party advance	(40)	(10)
Stock issuance costs	(70)	(103)
Net cash provided by financing activities	1,712	1,704

Effect of exchange rates on cash and cash equivalents	(613)	(196)
Net increase in cash	357	155
Cash at beginning of year	230	75

Cash at end of the period	$587	$230

Supplemental disclosure of cash flow information:
Cash paid for interest	$197	$276
Cash paid for income taxes Supplemental disclosure of non-cash investing and financing activities:	$77	$124
Issuance of warrants related to secured promissory notes classified as warrant liability and discount on secured promissory notes	$90	$-
Debt issuance costs included in accounts payable and accrued expenses	$20	$-
Conversion of accrued wages into notes to employees	$927	$-
Conversion of preferred stock to common stock	$525	$-

The accompanying notes are an integral part of these consolidated financial statements.

 MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

	Preferred Stock Par Value $0.001		Common Stock Par Value $0.001		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

January 1, 2014	-	$-	14,687,500	$15	-	$-	$(15)	$2,337	$287	$2,624

Merger	373,355	1,487	3,502,706	3	(19,209)	(327)	3,901	-	-	5,064
Sale of common stock	-	-	1,237,125	1	-	-	1,978	-	-	1,979
Issuance costs	-	-	-	-	-	-	(103)	-	-	(103)
Imputed interest	-	-	-	-	-	-	2	-	-	2
Other comprehensive loss	-	-	-	-	-	-	-		(436)	(436)
Net loss	-	-	-	-	-	-	-	(699)		(699)
December 31, 2014	373,355	1,487	19,427,331	19	(19,209)	(327)	5,763	1,638	(149)	8,431

Conversion of Preferred Shares – Series D	(175,000)	(525)	12,100	-	-	-	525	-	-	-
Sale of Common Stock	-	-	1,326,875	2	-	-	2,122	-	-	2,124
Issuance costs	-	-	-	-	-	-	(70)	-	-	(70)
Issuance of remaining shares Relating to merger	-	-	312,500	-	-	-	-	-	-	-
Adjustment	-	-	(22,816)	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-		-	-	(460)	(460)
Net loss	-	-	-	-	-	-	-	(859)	-	(859)
December 31, 2015	198,355	$962	21,055,990	$21	(19,209)	$(327)	$8,340	$779	$(609)	$9,166

The accompanying notes are an integral part of these consolidated financial statements

 MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except share and per share amounts)

NOTE 1:  THE COMPANY AND BASIS OF PRESENTATION

Restatement of Goodwill and Deferred Income Tax Liability

On March 29, 2016, the Audit Committee of our Board of Directors, in consultation with management, determined that our Consolidated Balance Sheet as of December 31, 2014 contained in our annual report on Form 10-K for the year ended December 31, 2014 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2015 should be restated due to an error in the calculation of the deferred income tax liability related to the temporary difference of intangible assets, specifically in-process research and development and trademarks (collectively referred to as “intangible assets”) acquired in the reverse merger transaction on April, 3, 2014. (See Note 3)  This restatement resulted in a long-term deferred income tax liability and an increase in goodwill acquired.  The correction of the deferred income taxes and goodwill resulted in a restatement of our Consolidated Balance Sheet as of December 31, 2014.  This restatement had no impact on our Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Cash Flows or Consolidated Statements of Stockholders’ Equity.

The tabular presentation related to the Form 10-Q restatement for the quarters ended June 30 and September 30, 2014 has not been presented because the purchasing accounting related to the April 2014 reverse merger was not completed by the Company until the year ended December 31, 2014. Therefore, the quarters ended June 30 and September 30, 2014 do not reflect the Company’s final purchasing accounting adjustments. Therefore, in the view of management, the presentation of these quarters would not be appropriate since the Company’s purchase accounting was not yet finalized and the deferred tax correction noted above was based on the final purchase accounting.

Effects of the Restatement

The following table provides a summary of selected line items from our Consolidated Balance Sheet as of December 31, 2014 affected by this restatement.

	December 31, 2014
	($ in thousands)
		Correction of
	As Previously Reported	Deferred Income Tax Liability	As Restated
Goodwill	$2,453	$2,205	$4,658
Total Assets	$16,439	$2,205	$18,644

Deferred income tax liability – long-term	$-	$2,205	$2,205
Total Liability and stockholders’ equity	$16,439	$2,205	$18,644

The following table provides a summary of selected line items from our Consolidated Balance Sheet as of March 31, June 30, and September 30, 2015 affected by this restatement.

	(unaudited) March 31, 2015			(unaudited) June 30, 2015			(unaudited) September 30, 2015
	($ In Thousands)
	As Previously Reported	Correction of Deferred Income Tax Liability	As Restated	As Previously Reported	Correction of Deferred Income Tax Liability	As Restated	As Previously Reported	Correction of Deferred Income Tax Liability	As Restated

Goodwill	$2,453	$2,205	$4,658	$2,453	$2,205	$4,658	$2,453	$2,205	$4,658
Total Assets	$16,858	$2,205	$19,063	$16,288	$2,205	$18,493	$16,745	$2,205	$18,950

Deferred income tax liability – long-term	$-	$2,205	$2,205	$-	$2,205	$2,205	$-	$2,205	$2,205
Total liabilities and Stockholders' equity	$16,858	$2,205	$19,063	$16,288	$2,205	$18,493	$16,745	$2,205	$18,950

The Company and Basis of Presentation

MEDITE Cancer Diagnostics, Inc. (“MDIT”, “MEDITE”, “we”, “us” or the “Company”) was incorporated in Delaware in December 1998.

These statements include the accounts of MEDITE Cancer Diagnostics, Inc. (former CytoCore, Inc.) and its wholly owned subsidiaries, which consists of MEDITE Enterprise, Inc., MEDITE GmbH, Burgdorf, Germany, MEDITE GmbH, Salzburg, Austria, MEDITE Lab Solutions Inc. (formerly MEDITE Inc.), Orlando, USA, MEDITE sp. z o.o., Zilona-Gora, Poland and CytoGlobe, GmbH, Burgdorf, Germany.

In April 2014, in a transaction more fully described in Note 3, the stockholders of the Company consummated a transaction in which 100% of the issued and outstanding shares of MEDITE Enterprise, Inc. were acquired by CytoCore, Inc. in exchange for the issuance by CytoCore, Inc. of 14,687,500 shares of its common stock to the stockholders of the Company. The result of this transaction was for the Company and its wholly owned subsidiaries to become wholly owned subsidiaries of CytoCore, Inc., a US public company. In addition, the stockholders of the Company became the majority owners of CytoCore, Inc., which resulted in the transaction being accounted for as a reverse merger, in which the financial statements of MEDITE Enterprise, Inc. and its subsidiaries became those of CytoCore, Inc., now MEDITE Cancer Diagnostics, Inc.

MEDITE is a medical technology company specializing in the development, engineering, manufacturing and marketing of premium medical devices and consumables for detection, risk assessment and diagnosis of cancer and related diseases. By acquiring MEDITE the Company changed from solely research operations to an operating company with 80 employees in three countries, a distribution network to about 70 countries worldwide, a well-known and established brand name, a wide range of selling products and the established infrastructure necessary for a company acting in the medical industry.

NOTE 2: Summary of Significant Accounting Policies

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

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Significant assumptions consist of the allowance for doubtful accounts, useful lives of property and equipment, fair value of intangible assets acquired in the reverse merger and deferred tax asset valuations. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Revenue Recognition

The Company derives its revenue primarily from the sale of medical products and supplies for the diagnosis and prevention of cancer. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred or risk of loss transfers to the customer; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. The Company generates the majority of its revenue from the sale of inventory. For its German subsidiaries, the Company and its customers agree in the sales contract that risk of loss and title transfer upon the Company packing the items for shipment, segregating the items packaged and notifying the customer that their items are ready for pickup. The Company records such sales at time of completed packaging and segregation of the items from general inventory and notification has been confirmed by the customer.

Shipping and handling costs are included in cost of goods sold and charged to the customers based on the contractual terms.

Cash

 The Company’s bank deposit account balances may at times exceed federally insured limits.  The Company has not experienced, nor does it anticipate, any losses in such accounts.

Allowance for Doubtful Accounts

The Company generally provides for an allowance against accounts receivable for an amount that could become uncollectible whereby such receivables are reduced to their estimated net realizable value. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience and other relevant factors.

The Company evaluates the collectability of its receivables at least quarterly, using various factors including the financial condition and payment history of customers, an overall review of collections experience on accounts and other economic factors or events expected to affect the Company’s future collection experience.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in first out method (FIFO) and market is based generally on net realizable value. Inventories consists of parts inventory purchased from outside vendors, raw materials used in the manufacturing of equipment; work in process and finished goods. Management reviews inventory on a regular basis and determines if inventory is still useable. A reserve is established for the estimated decrease in carrying value for obsolete inventory.

Warranty

The Company provides a warranty on all equipment sold for a period of one year from date of sale. The Company recognizes warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company’s cost of revenue and the warranty reserve is included in accounts payable and accrued expenses, respectively, and is recorded when revenue is recognized.  The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts as necessary.

The Company has a warranty reserve of $49,000 and $46,000 as of December 31, 2015 and 2014, respectively.

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

Foreign Currency Translation

The accounts of the U.S. parent company are maintained in United States Dollar (“USD”). The functional currency of the Company’s German subsidiaries is the EURO (‘EURO”). The accounts of the German subsidiaries were translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” In accordance with FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity was translated at the historical rates and statements of operations transactions were translated at the average exchange rate for each year. The resulting translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity

Advertising

The Company expenses the cost of advertising and promotional costs at the time the expense is  incurred.

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
Goodwill

Goodwill is recognized for the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination.  The Company’s Goodwill relates to the reverse merger that occurred on April 3, 2014.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Unless events or circumstances have changed significantly, we generally do not re-test at year end assets acquired from a business combination in the year of acquisition.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses and secured lines of credit and long-term debt approximate their respective fair values due to their short maturities.  The Company issued warrants in 2015 and these have been recognized at their fair value using Level 3 inputs.  We have not determined the fair value of the Notes Due to Employees or Advance – related party. Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 includes unobservable inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2015 and 2014 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

In accordance with SEC Accounting Series Release 280, the Company computes its income or loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from its reported net loss and reports the same on the face of its statement of operations.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We have early adopted this standard in the fourth quarter of 2015 on a retrospective basis. Prior periods have been retrospectively adjusted.

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

In April 2015, the FASB issued ASU No. 2015-03 - “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense. ASU No. 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted).  The Company adopted this ASU No. 2015-03 in December 31, 2015.  Accordingly, $20,000 of debt issuance costs have been presented on the balance sheet as a direct deduction from the related debt liability as of December 31, 2015. The Company had no debt issuance costs as of December 31, 2014.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations and simplifies the current US GAAP requirements by reducing the number of consolidation models. The guidance is effective for fiscal years and interim reporting periods beginning on or after December 15, 2015. The Company does not expect this standard to have a material impact on its statements of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017 early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the updated guidance for the Company’s consolidated financial statements.

NOTE 3: Reverse Merger

Merger Related

In January 2014, the Company and the owners of MEDITE Enterprise, Inc. entered into an agreement to merge with the former CytoCore, Inc. The merger required as a pre-requisite that among other items CytoCore settle certain outstanding payroll amounts in stock and that CytoCore complete a private placement with gross proceeds of a minimum of $2 million, which was later amended to $1.5 million. On April 3, 2014 CytoCore issued 697,234 shares of its common stock in satisfaction of approximately $1.61 million in outstanding accrued payroll. The merger closed on April 3, 2014 with the owners of MEDITE Enterprise, Inc. receiving 14,687,500 shares of the Company’s common stock plus up to an additional 312,500 shares issuable if certain conditions were met, in exchange for 100% of the issued and outstanding stock of MEDITE Enterprise, Inc.

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

Under the purchase method of accounting, the Company assets acquired and liabilities assumed are recorded at their respective fair values as of the transaction date. In connection with the merger, the consideration paid, and the assets acquired and liabilities assumed, recorded at fair value on the date of acquisition, are summarized in the following table:

(As Restated) In thousands
Net assets acquired
Cash	$1
Other current assets	12
Property and equipment	81
Trade name /trademark	1,240
In-Process research and development	4,620
Goodwill	4,658
$10,612

Liabilities assumed
Accounts payable and accrued expenses	$3,220
Deferred tax liability	2,205
Related party advances	102
Loans payable	21
$5,548

Net identifiable assets/consideration paid	$5,064

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

Post-Merger

On April 4, 2014 the Company closed on a private placement in which it received gross proceeds of $1.529 million and issued 955,875 shares of its common stock. The Company issued the 312,500 additional shares during the year ended December 31, 2015. The consideration paid has been determined based the number of shares outstanding from the former CytoCore, Inc. of approximately 3,502,706 common shares at $1.60 per share (the same price per share in the concurrent private placement noted above).

NOTE 4: Inventories

The following is a summary of the components of inventories (in thousands):

	December 31,	December 31,
	2015	2014
Raw materials	$1,170	$1,229
Work in progress	142	33
Finished Goods	1,763	2,153

	$3,075	$3,415

Some of the raw materials are manufactured subcomponents utilized in finished goods.  No amounts were reserved for scrap or obsolete inventory as of December 31, 2015 and December 31, 2014, respectively.

NOTE 5: Property and Equipment

The following is a summary of the components of property and equipment as of (in thousands):

	December 31,	December 31,
	2015	2014
Land	$209	$233
Buildings	1,158	1,291
Machinery and equipment	1,196	529
Office furniture and equipment	232	265
Vehicles	53	103
Computer equipment	87	110
Construction in progress	225	559
Less: Accumulated depreciation	(1,219)	(999)
	$1,941	$2,091

Depreciation expense for the years ended December 31, 2015 and 2014 was $177,000 and $170,000, respectively.

NOTE 6: Secured Lines of Credit, Long-Term Debt, and Notes Due to Employees

Our secured lines of credit and long-term debt were as follows as of (in thousands):

	December 31,	December 31,
	2015	2014
Hannoversche Volksbank credit line #1	$1,120	$1,880
Hannoversche Volksbank credit line #2	383	465
Hannoversche Volksbank term loan #1	61	135
Hannoversche Volksbank term loan #2	24	81
Hannoversche Volksbank term loan #3	182	270
Ventana Medical Systems, Inc. Promissory Note	-	21
Secured Promissory Note	500	-
DZ Equity Partners Participation rights	818	912
Total	3,088	3,764
Discount on secured promissory notes and debt issuance costs	(110)	-
Less current portion of long-term debt	(2,857)	(2,555)
Long-term debt	$121	$1,209

In July 2006, MEDITE GmbH, Burgdorf, entered into a master line of credit agreement #1 with Hannoversche Volksbank. The line of credit was amended in 2012 and was later amended to increase the credit limit to Euro 1.8 million ($2.0 million as of December 31, 2015). In 2015, the credit line was reduced to Euro 1.1 million ($1.2 million as of December 31, 2015). Borrowings on the master line of credit agreement #1 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.77 – 8.00% during the period ended December 31, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, and a mortgage on the buildings owned by the Company and is guaranteed by Michaela Ott and Michael Ott, the former sole stockholders of the Company.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of Euro 400,000 ($436,244 as of December 31, 2015). Borrowings on the master line of credit agreement #2 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates ranged from 3.77 – 8.00% during the period ended December 31, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, the former sole stockholders of the Company, and the state of Lower Saxony (Germany) to support high-tech companies in the area.

In December 2006, MEDITE GmbH, Burgdorf, entered into a Euro 500,000 ($545,350 as of December 31, 2015) term loan agreement #1 with Hannoversche Volksbank with an interest rate of 3.4% per annum. The term loan has a maturity of September 2016 and requires semi-annual principal payments of approximately Euro 27,780 ($30,296 as of December 31, 2015). The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole stockholders of the Company and a mortgage on the property of the Company.

In June 2006, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($436,244 as of December 31, 2015) term loan #2 with Hannoversche Volksbank with an interest rate of 3.6 % per annum. The term loan has a maturity of June 2016, requires 18 semi-annual principal repayments of approximately Euro 22,220 ($24,233 as of December 31, 2015). The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole stockholders of the Company and is collateralized by subordinated assignments of all of the receivables and inventories of MEDITE GmbH, Burgdorf and also has a subordinated pledge of share term life insurance policies.

In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($436,244 as of December 31, 2015) term loan #3 with Hannoversche Volksbank with an interest rate of 4.7% per annum. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of Euro 13,890 ($15,148 as of December 31, 2015). The term loan is guaranteed by Michaela Ott and Michael Ott, the former sole stockholders of the Company, and is collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

In March 2009, the Company entered into a participation rights agreement with DZ Equity Partners in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million, ($1.6 million as of December 31, 2015) in two tranches of Euro 750,000 each, ($817,958 as of December 31, 2015). The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matures at December 31, 2016.

On February 23, 2015, the Company reached an agreement with Ventana Medical Systems, Inc. whereby both parties agreed that Ventana Medical Systems, Inc. will accept $38,281 as payment in full for all outstanding principal and accrued interest. At December 31, 2014, the $21,000 is included in secured lines of credit and current portion of long-term debt on the consolidated balance sheet. As part of this agreement, Ventana Medical Systems, Inc. converted $1.75 million stated value of Series D Preferred stock and $525 of book value and all outstanding accrued dividends of $656,250 for 12,100 shares of the Company’s common stock. At the date of this report payment of $38,281 to Ventana was fulfilled.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven (7) individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”).  The Notes mature on the earlier of the third (3rd) month anniversary date following the Closing Date, as defined in the Note, or the third (3rd) business day following the Company’s receipt of funds exceeding one million dollars ($1,000,000) from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. The Warrants have an initial exercise price of $1.60 per share, which are subject to adjustment, and are exercisable for a period of five (5) years.  If the Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed.  On March 31, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default as of the date of this filing.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants for the month of April 2016.  On March 15, 2016, the Board of Directors approved the renegotiated terms to increase the warrants issued to the Purchasers from a total of 250,000 warrants to 500,000 for certain considerations.  See Subsequent Events in Note 13.

The Company recorded a discount related to the issuance of warrants attributed to the secured promissory notes of approximately $90,000.  The discount will be amortized to interest expense over the three month term of the secured promissory notes.  See Note 8 relating to the warrants issued in conjunction with the secured promissory notes.

On February 12, 2016, one of the Purchasers of a $100,000 secured promissory note and holder of 50,000 warrants to purchase shares of common stock was elected to the Board of Directors to serve as Director and Chairman of the Company’s audit committee.

In November 2015 and subsequent to December 31, 2015, the Company entered into promissory notes totaling $927 with certain employees to repay wages earned prior to December 31, 2014 not paid (“Notes Due to Employees").  The Notes Due to Employees are to be paid monthly through September 2019, with no interest due on the outstanding balances.  The monthly amounts increase over the payment term.  The Notes Due to Employees have been presented separately on the consolidated balance sheet at December 31, 2015.  These accrued wage amounts were included in accounts payable and accrued expenses at December 31, 2014.  (See Note 7)  Certain employees may convert any of the amounts owed during the duration of the notes due to employees to equity at a discounted priced defined in the agreement.

At the time of the merger, the Company owed its then CEO and Chairman of the board approximately $121,700.  During 2015 and 2014, the Company paid $40,000 and $10,000, respectively, and imputed $1,700 of non-cash interest expense on this advance.

The following table summarizes the maturities of the Company’s outstanding secured lines of credit and long-term debt at December 31, 2015 ($1,503 of secured line of credit have no maturity date but considered here as due in 2016) and Notes Due to Employees, at December 31, 2015 (in thousands):

Year	Secured Lines of Credit and Long-Term Debt	Notes Due to Employees
2016	$2,967	$202
2017	61	310
2018	60	338
2019	-	77
Total	$3,088	$927

NOTE 7: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following at December 31:

	2015	2014
	(in thousands)
Accounts payable	$652	$956
Accrued franchise taxes	342	445
Accrued directors fees	90	-
Accrued professional fees	469		-
Warranty reserve	49	46
Accrued salaries and related	1,152	2,064
Warrant liability	90-	-
Other accrued expenses	188	623
Total accounts payable and accrued expenses	$3,032	$4,134

The balance of accrued salaries and related expenses at December 31, 2015 relates to balances due to our Chief Financial Officer, Robert McCullough and accrued vacation due to other employees.   Mr. McCullough and the Company have not reached any settlement on these balances outstanding.

NOTE 8: Stockholders’ Equity

In February 2015, the Company received approval for and affected a 1:100 reverse split of its common stock. These financial statements reflect the reverse split since inception of the Company.

 Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	For the Years Ended December 31,
	2015	2014
Basic and Diluted:
Reported net loss (in thousands)	$(859)	$(699)
Less unpaid and undeclared preferred stock dividends	(78)	(109)
Net loss applicable to common stockholder	$(937)	$(808)

Weighted average common shares outstanding	20,194,732	18,116,000
Net loss per common share	$(0.05)	$(0.04)

Because the following instruments would be anti-dilutive at all times presented, the potentially issuable common stock from warrants to purchase 400,808 and 143,308 shares in 2015 and 2014, respectively and preferred stock convertible into shares for the years ended December 31, 2015 and 2014, of 1,110 and 4,991 common shares respectively, were not included in the computation of diluted loss per share applicable to common stockholders.

Preferred Stock

A summary of the Company’s preferred stock as of December 31 is as follows. All calculations reflect the post-split calculations of 1 share for every 100 common shares which became effective March 2015 for all common stock and common stock equivalents.

		Shares Issued and		Preferred Stock Dividends
	Shares	Outstanding		Undeclared and Unpaid
Offering	Authorized	2015	2014	2015	2014

Series A convertible	590,197	47,250	47,250	$—	$—
Series B convertible, 10% cumulative	1,500,000	93,750	93,750	558,162	520,663
Series C convertible, 10% cumulative	1,666,666	38,333	38,333	162,913	151,413
Series D convertible, 10% cumulative	300,000	-	175,000	-	656,250
Series E convertible, 10% cumulative	800,000	19,022	19,022	599,563	558,173
Undesignated Preferred Series	5,143,137	—	—	—	—
Total Preferred Stock	10,000,000	198,355	373,355	$1,320,638	$1,886,499

The undeclared and unpaid preferred stock dividends were calculated from the date of the merger through December 31, 2015.

 Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$10,303 per share
Conversion Rate:	0.00044—Liquidation Value divided by Conversion Price ($4.50/$10,303)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$1,000 per share
Conversion Rate:	0.0040—Liquidation Value divided by Conversion Price ($4.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2015 were $558,162

Series C Convertible Preferred Stock
Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$600 per share
Conversion Rate:	0.0050—Liquidation Value divided by Conversion Price ($3.00/$600)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2015 were $162,913

Series D Convertible Preferred Stock
Liquidation Value:	$10.00 per share, $525,000
Conversion Price:	$1,000 per share
Conversion Rate:	.01—Liquidation Value divided by Conversion Price ($10.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2015 were $0

As part of an agreement discussed in Note 6, Ventana Medical Systems, Inc. converted 175,000 Series D preferred stock with a stated value of $1.75 million and all outstanding accrued dividends of $656,250 for 12,100 shares of the Company’s common stock during the year ended December 31, 2015.

Series E Convertible Preferred Stock
Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$800.00 per share
Conversion Rate:	.0275—Liquidation Value divided by Conversion Price ($22.00/$800)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2015 were $599,563

Issuance of Securities

Common Stock

Issuance of Common Stock for Cash

During 2015, the company issued 1,626,875 shares for $2,123,000 in equity proceeds emanating from the sale of unregistered stock at $1.60 per share including 240,625 shares issued for $385,000 associated with the PIPE described below.

During 2014, the Company issued 1,237,125 for $1,979,400 in equity proceeds emanating from the sale of unregistered stock associated with two private placements (PIPE) (Private Placement in Public Entity” at $1.60 per shares.

At December 31, 2015, our officers and directors own an aggregate 16,974,115 shares of common stock which is approximately 80.6% of our outstanding common stock.

The Company does not have any outstanding stock options.

Warrants outstanding
				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2013	—	$—	—	—
Outstanding as result of the merger	62,140	$4.00	—	9.00
Granted	81,298	1.60	—	4.50
Expired	(130)	(4.00)	—	—
Outstanding at December 31, 2014	143,308	$2.64	—	6.46
Granted	257,500	1.60	—	5.00
Outstanding at December 31. 2015	400,808	$2.29		5.18

In connection with the secured promissory notes issued on December 31, 2015, as discussed in Note 6, the Company issued an aggregate of 250,000 warrants to purchase shares of common stock with a par value of $0.001 for $1.60 per shares.  The exercise price and number of warrants are subject to a change as defined in the agreement.  The warrants are exercisable for a period of five (5) years.  On March 15, 2016, the Board of Directors approved renegotiated terms with the warrant holders to increase the total warrants issued from 250,000 to 500,000 upon the removal of the anti-dilution clause in the warrant agreement and the exercise price being changed for $1.60 to $0.80.  See Subsequent Events Note 13.

The Company determined the fair value of the warrants using the Black Scholes model, at an interest free rate of 1.75%, volatility of 50% and a remaining term of 5 years. Based on information known at December 31, 2015, the Company priced the warrants with an assumed stock and exercised price of $0.80.  The fair value of the warrants were determined to be $90 which has been recorded as a discount on the related secured promissory notes and a liability which is included in accounts payable and accrued expenses on the consolidated balance sheets.  See also Notes 6 and 7.  The Company also issued 7,500 warrants as consideration for services provided in connection with the issuance of the secured promissory notes.  The warrants have the same terms as those described above and were determined to have an insignificant fair value.

NOTE 9: Leases

The terms of our current facilities leases vary from 3 months’ notice for part of the German and 6 month notice for the Poland facility to a term agreement until June 30, 2016 for the laboratory facility in the Chicago area and until July 31, 2018 for the Orlando facility. The monthly rent for the Orlando facility will increase from currently $2,416 to $ 2,563 per month in the last year. The previous downtown Chicago facility lease contract term is October 30, 2016 with a monthly lease of $4,526. This facility currently is subleased at $3,948 per month. Total rental expenses was $128,000 and $157,000 for the years ended December 31, 2015 and 2014, respectively. The following table is reduced by the sub-lease income of the Chicago facility.

Future minimum annual lease obligations under these leases as of December 31, 2015 are:
Operating
Year	Leases
(in thousands)
2016	$148
2017	90
2018	35
Total	$273

NOTE 10: Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands).
	2015	2014
Federal	$—	$129
State and local	—	—
Foreign	1	23

Total current income tax expense	$1	$152

Summary of Expense	2015	2014
Current	1	152
Deferred	77	(48)

Total Income Tax Expense	$78	$104

For the years ended December 31, 2015 and 2014, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to loss before taxes as a result of the following:

	2015	2014

Statutory U.S. federal rate	(34.0)%	(35.0)%
Permanent differences	0.03	—
Impact of differences related to foreign earnings	(0.01)%	(10.00)%
Application of valuation allowance to US deferred tax assets upon merger	—%	18.00%
Valuation allowance	43.87%	44.00%
Provision for income tax expense	9.89%	17.00%

The significant components of the Company’s deferred tax assets and liabilities are as follows:
	2015	(As Restated) 2014
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$3,548	$24,500
Accrued expenses	1,152	-
Accounts receivable timing differences	29	76
Property and equipment	79	93
Total Deferred Tax Assets	4,808	24,669
Valuation Allowance	(4,732)	(24,500)
Net Deferred Tax Asset	76	169
Deferred Tax Liability:
In-process research and development and trademarks	(2,205)	(2,205)
Net Deferred Tax Liability	$(2,129)	$(2,036)

The Company files a consolidated federal return for MEDITE Cancer Diagnostics, Inc and MEDITE Enterprises and a stand-alone federal tax return for MEDITE Lab Solutions.  Each Company files a separate Florida Corporate return.  Corporate returns are also filed in Germany, Austria and Poland for the entities doing business in these respective countries.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets for the U.S. federal and state, Austria and Poland have been fully offset by a valuation allowance.  In 2013 and 2014 MEDITE Cancer Diagnostics, Inc had a change in ownership of greater than 50%. The result of these changes is that the net operating loss carryovers derived prior to the ownership changes have become subject to the limitation requirements of Section 382 of the Internal Revenue Code in the United States. Section 382 requires the Company to apply a limitation rate to the value of the Company immediately prior to the change to determine the annual limitation for the utilization of the pre-change net operating losses. Based on these limitations, the Company has reduced the deferred tax asset and related valuation allowance to reflect the impact of these limitations at December 31, 2015. The net impact to the valuation allowance for the reduction of attributes and current year activity is a decrease of $19.8 million.

At December 31, 2015, the Company had net operating loss carry forwards for U.S. federal income tax of approximately $9.9 million, which will begin to expire in 2018.  At December 31, 2015, the Company had net operating loss carry forwards for state income tax of approximately $1.6 million, which will begin to expire in 2027. At December 31, 2015, the Company had net operating loss carry forwards for foreign income tax of approximately $0.3 million, which will begin to expire in 2017 for Poland and will carry forward indefinitely for Germany and Austria.

The Company has not recognized U.S. deferred income taxes on any undistributed earnings for the foreign subsidiaries. The Company intends to indefinitely reinvest those earnings in operations outside the U.S.

In 2014 the former CytoCore allowed its wholly owned subsidiaries to be administratively dissolved which resulted in the probable loss of their net operating loss carryforwards of approximately $3 million.

Tax Uncertainties

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation ASC 740-10-50, "Accounting for Uncertainty in Income Tax".  This pronouncement clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ASC 740-10-50, "Accounting for Income Taxes".  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. ASC 740 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transaction.   In accordance with ASC 740-10-50, the Company is classifying interest and penalties as a component of tax expense.

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

The Company had unrecognized tax benefits of $0 as of December 31, 2015 and 2014.  These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2015.

The Company is subject to U.S. federal income tax including state and local jurisdictions.   Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

NOTE 11: Commitments and contingencies

Legal Proceedings

MEDITE Lab Solutions, Inc. sold four shipments of CoverTape to Richard-Allan Scientific Company, the Anatomical Pathology Division of Thermo Fisher Scientific Inc. Of those shipments, Richard-Allan refused to pay for $115,275 worth of already-received CoverTape, asserting that the CoverTape was non-conforming, which assertion MEDITE emphatically denies and for which MEDITE has provided counter-evidence. Richard-Allan also failed to purchase further quantities as agreed between the parties. After attempting to resolve the matter through consultation, MEDITE is now preparing to initiate binding arbitration to recover the $115,275 and $1,073,700 contractually available to Medite for Richard-Allan's failure to purchase further quantities under the contract and $72,000 for inventory produced specific to the contractual terms. The Company has reserved a portion of the outstanding balance at December 31, 2015 of $115,275, pending final resolution of this matter.

See also Note 13 for claims against the Company settled in February 2016.

Settled in 2015

During 2015, the Company reached a settlement totaling $15,000 regarding outstanding litigation with D&D Technology.

The Company’s subsidiary CytoGlobe GmbH, Germany, was subject to a court settlement on an alleged breach of the German competition law with Hologic Deutschland GmbH (“Hologic”) from August 2013. This matter was decided by the court completely in favor of the Company and it was determined that the Company did not improperly infringe on the product design of Hologic.  Hologic has filed a complaint to the Federal Supreme Court.  The Federal Supreme Court must file an opinion on the lower court ruling which has not been issued at the time of this filing.  The Company is to receive partial reimbursement of its legal fees.  This settlement had no financial impact to the Company at December 31, 2015.

Other Commitments

As a result of cash constraints experienced by the former CytoCore, the Illinois Franchise Taxes due for the years 2013, 2012, 2011, 2010 and 2009 have not been filed or paid. The Company believes that it has made adequate provision for the liability including penalties and interest. As the Company has moved its corporate headquarters out of the state of Illinois, it does not expect its liability going forward to increase substantially.

NOTE 12: Segment Information

The Company operates in one operating segment. However, the Company operates corporate entities and has assets and operations in the United States, Germany and Poland. The following table shows the breakdown of our operations and assets by Country (in thousands):

	United States		Germany		Poland		Total
	2015	(As Restated) 2014	2015	2014	2015	2014	2015	(As Restated) 2014
Total Assets	$11,826	$11,592	$6,357	$6,989	$195	$63	$18,378	$18,644
Property and equipment, net	84	98	1,853	1,985	4	8	1,941	2,091
Intangible Assets	10,518	10,518	-	-	-	-	10,518	10,518
Revenues	985	1,349	8,859	9,633	43	1	9,887	10,983
Net income (loss)	$(984)	$(730)	$167	$76	$(42)	$(45)	$(859)	$(699)

NOTE 13: Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet.  See discussion above in Note 6 regarding secured promissory notes and Note 8 relating to the warrants issued with these secured promissory notes.

On March 15, 2016, the Board of Directors agreed to renegotiated terms with the warrant holders to remove the anti-dilution feature in the warrant agreement for the total warrants received increasing from 250,000 to 500,000 with a fixed exercise price of $0.80 from $1.60 per share.

The Company’s former auditor L.J. Soldinger and Associates filed a claim against the Company in Illinois’ Lake County Superior Court. The Company believed the claims were without merit and adequately reserved for costs associated with the claim at December 31, 2015.  In February 2016, the Company settled for $160,000 with its former accountants and upon reaching a settlement, L. J. Soldinger and Associates filed a dismissal of all claims with the court.  The amount of the settlement is included in accounts payable and accrued expenses at December 31, 2015.