Form 10-Q
period 2016-03-31
Medite Cancer Diagnostics, Inc.
filed 2016-05-13
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

COMMON STOCK, $0.001 PAR VALUE, AT May 13, 2016: 21,055,990 shares

MEDITE Cancer Diagnostics, Inc.

QUARTERLY REPORT ON FORM 10-Q

		Page
PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

	a) Condensed Consolidated Balance Sheets – March 31, 2016 (unaudited) and December 31, 2015	F-1

	b) Condensed Consolidated Statements of Operations and Comprehensive Loss— Three months ended March 31, 2016 (unaudited) and March 31, 2015 (unaudited)	F-2

	c) Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2016 (unaudited) and March 31, 2015 (unaudited)	F-3

	d) Notes to Condensed Consolidated Financial Statements (unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	6

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults upon Senior Securities	7

Item 6.	Exhibits	7

SIGNATURES		8

i

PART I. — FINANCIAL INFORMATION

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31,
	2016	December 31,
	(unaudited)	2015
Assets

Current Assets:
Cash	$100	$587
Accounts receivable, net of allowance for doubtful accounts of $83	1,765	1,798
Inventories	3,601	3,075
Prepaid expenses and other current assets	169	186
Total current assets	5,635	5,646

Property and equipment, net	1,977	1,941
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	352	273
Total assets	$18,482	$18,378

Liabilities and Stockholders’ Equity

Current Liabilities:
Secured lines of credit and current portion of long-term debt	$3,072	$2,857
Notes due to employees, current portion	225	202
Accounts payable and accrued expenses	3,230	3,032
Advances – related party	50	70
Total current liabilities	6,577	6,161
Long-term debt, net of current portion	110	121
Notes due to employees, net of current portion	675	725
Deferred tax liability – long-term	2,205	2,205
Total liabilities	9,567	9,212

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding (liquidation value of all classes of preferred stock $2,465 and $2,442 as of March 31, 2016 and December 31, 2015, respectively)	962	962
Common stock, $0.001 par value; 35 million shares authorized, 21,055,990 shares issued and outstanding	21	21
Additional paid-in capital	8,520	8,340
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(418)	(609)
Retained earnings	157	779
Total stockholders’ equity	8,915	9,166

Total liabilities and stockholders’ equity	$18,482	$18,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Net sales	$2,131	$2,287
Cost of revenues	1,213	1,369
Gross profit	918	918

Operating expenses
Depreciation and amortization expense	51	34
Research and development	360	262
Selling, general and administrative	857	807

Total operating expenses	1,268	1,103
Operating loss	(350)	(185)

Other expense
Interest expense	261	58
Other expense	11	50
Total other expense	272	108

Loss before income taxes	(622)	(293)

Income tax benefit	-	(38)
Net loss	(622)	(255)

Preferred dividend	(23)	(23)

Net loss to common stockholders	$(645)	$(278)

Condensed consolidated statements of comprehensive loss
Net loss	$(622)	$(255)
Other comprehensive income (loss)
Foreign currency translation adjustments	191	(247)

Comprehensive loss	$(431)	$(502)

Loss per share
Net loss to common stockholders	$(645)	$(278)
Basic and diluted loss per share	$(0.03)	$(0.01)
Weighted average basic and diluted shares outstanding	21,055,990	19,546,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(622)	$(255)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation and amortization	51	34
Deferred income taxes	-	(66)
Amortization of debt discount and debt issuance costs	200	-
Changes in assets and liabilities:
Accounts receivable	33	158
Inventories	(526)	240
Prepaid expenses and other current assets	17	60
Accounts payable and accrued expenses	288	(46)
Net cash (used in) provided by operating activities	(559)	125

Cash flows from investing activities
Purchases of equipment	(15)	(28)
Increase in other assets	(79)	(104)
Net cash used in investing activities	(94)	(132)

Cash flows from financing activities:
Net repayments on lines of credit and long-term debt	(12)	(340)
Repayment of notes due to employees	(27)	-
Proceeds (repayments) from related party advances, net	(20)	950
Proceeds from sale of common stock, net of issuance costs	-	357
Net cash provided by (used in) financing activities	(59)	967

Effect of exchange rates on cash	225	(164)
Net increase (decrease) in cash	(487)	796
Cash at beginning of year	587	230

Cash at end of the period	$100	$1,026

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$55
Cash paid for income taxes	$8	$28

Supplemental schedule of non-cash financing activity:
Reclassification of warrant liability to additional paid in capital	$90	$-
Conversion of preferred stock to common stock	$-	$525

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except share and per share amounts)

Note 1.	Organization

The Company

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

MEDITE is a medical technology company specialized in the development, manufacturing, and marketing of molecular biomarkers, premium medical devices and consumables for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. The Company has 82 employees in three countries, a distribution network to about 70 countries and a wide range of products for anatomic pathology, histology and cytology laboratories is available for sale.

Note 2.	Summary of Significant Accounting Policies

            Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended March 31, 2016 and 2015 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K for the year ended December 31, 2015 filed on April 12. 2016 and other filings with the Securities and Exchange Commission.

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Going Concern

 The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At March 31, 2016, the Company’s cash balance was $100,000 and its operating losses for the year ended December 31, 2015 and for the three months March 31, 2016 have used most of the Company’s liquid assets and the negative working capital has grown by approximately $500,000 from December 31, 2015 to March 31, 2016.    Management is actively seeking forms of debt and equity financing, a portion of the anticipated proceeds will be used to repay some of its debt obligations that are maturing in the next twelve months.  The Company is also working with its current financial institution and other institutions to refinance its current lines of credit, which based on the current collateral, is considered restrictive and should provide additional liquidity to the Company.  The Company currently has adequate availability on its lines of credit, enabling them to continue growing the business, however the Company may need to slow the pace of some of their new product rollouts.  If management is unsuccessful in obtaining new forms of debt or equity financing, they will begin negotiating with some of their major vendors and lenders to extend the terms of their debt and also evaluate certain expenses that have been implemented for the Company’s growth strategy.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation

The accounts of the U.S. parent company are maintained in United States Dollar (“USD”). The functional currency of the Company’s German subsidiaries is the EURO (‘EURO”). The accounts of the German subsidiaries were translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” In accordance with FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity was translated at the historical rates and statements of operations transactions were translated at the average exchange rate for each period. The resulting translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity

Research and Development

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses and secured lines of credit and long-term debt approximate their respective fair values due to their short maturities.  The Company issued warrants during the period ended March 31, 2016. These were recognized at their fair value using Level 3 inputs.  We have not determined the fair value of the Notes Due to Employees or Advances – related party. Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of March 31, 2016 and 2015 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

 In accordance with SEC Accounting Series Release 280, the Company computes its loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from its reported net loss and reports the same on the face of its statement of operations.

Recent Accounting Pronouncements

 In April 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2015-14, which is discussed above. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2016-10 will have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2014-09 will have a significant impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 - “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense. ASU No. 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted).  The Company adopted this ASU No. 2015-03 in December 31, 2015.  Accordingly, $20,000 of debt issuance costs have been presented on the balance sheet as a direct deduction from the related debt liability as of December 31, 2015. The Company had no debt issuance costs as of March 31, 2016.

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the updated guidance for the Company’s consolidated financial statements.

Note 3.	Inventories

The following is a summary of the components of inventories (in thousands):

	March 31,	December 31, 2015
	2016 (Unaudited)
Raw materials	$1,529	$1,170
Work in progress	207	142
Finished Goods	1,865	1,763
	$3,601	$3,075
No amounts were reserved for obsolete inventory as of March 31, 2016 and December 31, 2015.

Note 4.	Property and Equipment

 The following is a summary of the components of property and equipment as of (in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Land	$218	$209
Buildings	1,207	1,158
Machinery and equipment	1,234	1,196
Office furniture and equipment	242	232
Vehicles	54	53
Computer equipment	99	87
Construction in progress	234	225
Less: Accumulated depreciation	(1,311)	(1,219)
	$1,977	$1,941

Note 5.	Secured Lines of Credit, Long-term Debt, and Notes Due to Employees

The Company’s outstanding note payable indebtedness was as follows as of (in thousands):

	March 31,	December 31, 2015
	2016 (Unaudited)
Hannoversche Volksbank credit line #1	$1,250	$1,120
Hannoversche Volksbank credit line #2	350	383
Hannoversche Volksbank term loan #1	32	61
Hannoversche Volksbank term loan #2	25	24
Hannoversche Volksbank term loan #3	173	182
Secured Promissory Note	500	500
DZ Equity Partners Participation rights	852	818
Total	3,182	3,088
Discount on secured promissory notes and debt issuance costs	-	(110)
Less current portion of long-term debt	(3,072)	(2,857)
Long-term debt	$110	$121

In July 2006, MEDITE GmbH, Burgdorf, entered into a master line of credit agreement #1 with Hannoversche Volksbank. The line of credit was amended in 2012 and was later amended to increase the credit limit to Euro 1.8 million ($2.0 million as of March 31, 2016). In 2015, the credit line was reduced to Euro 1.1 million ($1.25 million as of March 31, 2016). Borrowings on the master line of credit agreement #1 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.77 – 8.00% during the period ended March 31, 2016 and the year ended December 31, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, and a mortgage on the buildings owned by the Company and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of Euro 400,000 ($454,200 as of March 31, 2016). Borrowings on the master line of credit agreement #2 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates ranged from 3.77 – 8.00% during the period ended March 31, 2016 and the year ended December 31, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and the state of Lower Saxony (Germany) to support high-tech companies in the area.

In December 2006, MEDITE GmbH, Burgdorf, entered into a Euro 500,000 ($567,750 as of March 31, 2016) term loan agreement #1 with Hannoversche Volksbank with an interest rate of 3.4% per annum. The term loan has a maturity of September 2016 and requires semi-annual principal payments of approximately Euro 27,780 ($31,544 as of March 31, 2016). The term loan is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and a mortgage on the property of the Company.

In June 2006, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($454,200 as of March 31, 2016) term loan #2 with Hannoversche Volksbank with an interest rate of 3.6 % per annum. The term loan has a maturity of June 2016, requires 18 semi-annual principal repayments of approximately Euro 22,220 ($25,231 as of March 31, 2016). The term loan is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and is collateralized by subordinated assignments of all of the receivables and inventories of MEDITE GmbH, Burgdorf and also has a subordinated pledge of share term life insurance policies.

       In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($454,200 as of March 31, 2016) term loan #3 with Hannoversche Volksbank with an interest rate of 4.7% per annum. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of Euro 13,890 ($15,772 as of March 31, 2016). The term loan is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and is collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

               In March 2009, the Company entered into a participation rights agreement with DZ Equity Partners in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million, ($1.7 million as of March 31, 2016) in two tranches of Euro 750,000 each, ($851,625 as of March 31, 2016). The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matures at December 31, 2016.

               On February 23, 2015, the Company reached an agreement with Ventana Medical Systems, Inc. whereby both parties agreed that Ventana Medical Systems, Inc. will accept $38,281 as payment in full for all outstanding principal and accrued interest. As part of this agreement, Ventana Medical Systems, Inc. converted $1.75 million stated value of Series D Preferred stock and $525,000 of book value and all outstanding accrued dividends of $656,250 for 12,100 shares of the Company’s common stock.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven (7) individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”).  The Notes matured on the earlier of the third (3rd) month anniversary date following the Closing Date, as defined in the Note, or the third (3rd) business day following the Company’s receipt of funds exceeding one million dollars ($1,000,000) from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. The Warrants had an initial exercise price of $1.60 per share, which were subject to adjustment, and are exercisable for a period of five (5) years.  If the Notes were not redeemed by the Company on maturity, the Purchasers were entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes were not redeemed.  On March 31, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants for the months of April 2016 and May 2016 (See Note 10).   Further, on March 15, 2016, the Board of Directors agreed to renegotiated terms with the warrant holders to remove the anti-dilution and down round price protection features in the warrant agreement and fixed the exercise price at $.80. The warrants issued with the Notes were increased from 250,000 to 500,000.

On December 31, 2015, the Company recognized the fair value of the Warrants issued with the secured promissory notes of $90,000.  On March 31, 2016, the Company recorded an additional discount of $90,000 for the additional Warrants issued in connection with the renegotiated terms as discussed above.  As of March 31, 2016, the discounts have been fully amortized into interest expense as the related Notes matured on March 31, 2016.  There were no such arrangements during the same period in 2015.  See Note 8 for further disclosure of the Warrants.

One of the Purchasers of a $100,000 secured promissory note (see above) was elected to the Board of Directors to serve as Director and Chairman of the Company’s audit committee.

                In November 2015 and February 2016, the Company entered into promissory notes totaling $927,000 with certain employees to repay wages earned prior to December 31, 2014 not paid (“Notes Due to Employees").  The Notes Due to Employees are to be paid monthly through September 2019, with no interest due on the outstanding balances.  The monthly amounts increase over the payment term.  The amounts due become immediately due and payable if payments are more than ten days late either one or two consecutive months as defined in the agreement with the employee.  As of May 13, 2016, payments on the Notes Due to Employees had not been accelerated.  The Notes Due to Employees have been presented separately on the consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively.   Certain employees may convert any of the amounts owed during the duration of the notes due to employees to equity at a discounted priced defined in the agreement.

Note 6.	Related Party Transactions

Included in related party advances the Company owed its CFO and former CEO and Chairman of the board, $50,000 and $70,000 at March 31, 2016 and December 31, 2015, respectively. The Company paid $20,000 during the period ended March 31, 2016.  The Company owes the CFO approximately $963,000 and $938,000 of unpaid wages and accrued vacation at March 31, 2016 and December 31, 2015, respectively, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The CEO Michaela Ott together with the COO Michael Ott provided an additional $950,000 in a non-interest bearing short term advance at the end of the first quarter 2015 to the Company. This advance was made pending the share placement and was due on demand and repaid in second quarter of 2015.  Included in accounts payable and accrued expenses at March 31, 2016 and at December 31, 2015, are amounts owed to both the CEO and COO totaling approximately $90,000 of accrued wages.

Note 7.	Common Stock

During the quarter ended March 31, 2016, the Company did not issue any shares of common stock.

Note 8.	Preferred Stock and Warrants

A summary of the Company’s preferred stock as of March 31, 2016 and December 31, 2015 is as follows.

	March 31, 2016 (unaudited)	December 31, 2015
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	198,355	198,355

As of March 31, 2016 and December 31, 2015, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

 Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$10,303 per share
Conversion Rate:	0.00044—Liquidation Value divided by Conversion Price ($4.50/$10,303)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$1,000 per share
Conversion Rate:	0.0040—Liquidation Value divided by Conversion Price ($4.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative dividends in arrears at March 31, 2016 were $567,538

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$600 per share
Conversion Rate:	0.0050—Liquidation Value divided by Conversion Price ($3.00/$600)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at March 31, 2016 were $165,788

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share, $525,000
Conversion Price:	$1,000 per share
Conversion Rate:	.01—Liquidation Value divided by Conversion Price ($10.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at March 31, 2016 were $0

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$800.00 per share
Conversion Rate:	.0275—Liquidation Value divided by Conversion Price ($22.00/$800)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at March 31, 2016 were $610,484

Warrants outstanding

				Weighted
		Weighted		Average
	Options and	Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2015	400,808	$2.29	—	5.18
Granted	250,000	$0.80	—	5.00
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2016	650,808	$1.72	—	4.96

In connection with the secured promissory notes issued on December 31, 2015, as discussed in Note 5, the Company issued an aggregate of 250,000 warrants to purchase shares of common stock with a par value of $0.001 for $1.60 per shares.  The exercise price and number of warrants were subject to a change as defined in the agreement.  The warrants are exercisable for a period of five (5) years.   On March 15, 2016, the Board of Directors agreed to renegotiated terms with the warrant holders to remove the anti-dilution and price protection features in the warrant agreement and fixed the exercise price at $.80. The warrants issued with the Notes were increased from 250,000 to 500,000.

At March 31, 2016 and December 31, 2015, the Company determined the fair value of the warrants issued with the secured promissory notes and renegotiated terms using the Black Scholes pricing model and the following assumptions:  an interest free rate of 1.75%, volatility of 50% and a remaining term of 5 years. Based on information known at March 15, 2016 and December 31, 2015, the Company priced the warrants with an assumed stock and exercise price of $0.80.  At December 31, 2015, the fair value of the warrants initially issued with the secured promissory notes were determined to be approximately $90,000 which is presented  as a discount on the related secured promissory notes and a liability which is included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2015. The $90,000 was reclassified to additional paid-in capital on March 15, 2016 due to the renegotiated terms as discussed above.  At March 31, 2016, the fair value of the additional warrants of $90,000 was recorded as a discount on the related secured promissory notes and additional paid-in capital.  The aggregate fair value amount of $180,000 has been fully amortized into interest expense at March 31, 2016.

Note 9. Commitments and Contingencies

The Company currently leases 11 vehicles for sales and service employees, delivery and other purposes with expirations ranging from April 2017 through December 2018. The current minimum monthly payment for these vehicle leases is approximately $5,369.

The Company has several operation leases for office, laboratory and manufacturing space. The Company’s operating lease for one of its German facilities can be cancelled by either party with a 3 months’ notice, its Poland facility can be terminated by either party with a six month notice. Monthly rent payments for the German and Poland facilities are Euro 6,200 ($6,838 as of March 31, 2016) and PLN 6,240 ($1,619 as of March 31, 2016) respectively. The Company’s laboratory facility in Chicago, IL terminates June 30, 2016 and requires monthly payments of $1,070. The Company also sublease its former Chicago laboratory facility for $3,948 per month. The lease for this facility terminates October 30, 2016 and require monthly rent payments of $4,526. The Company’s Orlando facility has escalating rents ranging from $2,345 to $2,563 per month and terminates July 31, 2018. The total aggregate monthly lease payments (net of the sublease) required on these leases is approximately $12,520.

Note 10.	Subsequent Events

The Notes discussed in Note 5 above matured on March 31, 2016 and were not repaid.  Therefore, the Notes were in default as of the April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants for the months of April 2016 and May 2016.  Therefore, for the months of April and May 2016, the Company issued an aggregate 100,000 warrants and recorded interest expense related to the issuance of these warrants, attributable to the secured promissory notes of approximately $36,000.

Note 11.	Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Poland		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Assets	$11,435	$11,826	$6,862	$6,357	$185	$195	$18,482	$18,378
Property & equipment, net	79	84	1,895	1,853	3	4	1,977	1,941
Intangible assets	10,518	10,518	-	-	-	-	10,518	10,518

	United States		Germany		Poland		Total
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenues	$274	$280	$1,842	$2,003	$15	$4	$2,131	$2,287
Net loss	(490)	(163)	(89)	(76)	(43)	(16)	(622)	(255)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; U.S. and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors, our ability to develop new products and respond to technological changes in the markets in which we compete, our ability to obtain government approvals of our products, our ability to market our products, changes in third-party reimbursement procedures, and such other factors that may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview of MEDITE Cancer Diagnostics, Inc.

MEDITE Cancer Diagnostics, Inc. (the “Company”, “it”, “we”, or “us”), formerly CytoCore, Inc., is specialized in the development, manufacturing, and marketing of molecular biomarkers, premium medical devices and consumables for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10 and 30%. To use the well-established brand of MEDITE and to have a better description of the company’s business, the Board approved the name change to “MEDITE Cancer Diagnostics, Inc.” As a result, the Company’s trading symbol was changed to “MDIT”.

In 2015 we focused on several growth opportunities including newly developed and patent pending assays, new laboratory devices and several marketing projects like the Chinese standardization projects for histology and cytology.  The Company is optimistic about recent marketing efforts focusing on larger laboratory chains.  The Company has 82 employees in three countries, a distribution network to about 70 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

Several synergies were realized with the combination, including research expenses.  We can now address all components from cell collection through cell processing including diagnostic tools like cancer markers and screening systems.  These products are in various stages of development.

                After the successful market entrance into China in 2014, the Company increased its revenue in this market to approximately $1 million in 2015, compared to zero in 2014, with anticipated sales in 2016 of approximately $2 million. The Chinese market is growing quickly, and by 2016 the Company expects it will be the largest market for its products. By working with its Chinese distributor, UNIC Medical, the Company has successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices at the end of 2014, and for the Cytology device in 2015. The UNIC Medical sales team is selling MEDITE products in China with increasing volumes.  Also, together with UNIC, we are part of a government supported project to standardize the histology laboratory process in China. UNIC Medical is using MEDITE equipment and consumables for processing, and developing new assays.

        MEDITE’s Breast Cancer Risk Assessment Product is non-invasive, easy, gentle, and highly sensitive, enabling young women between 20 and 45 years of age to obtain their individual breast cancer risk assessment. An automatic and gentle collection device for breast cells together with a newly developed assay is used to determine a woman’s risk to develop breast cancer.  Knowing the individual breast cancer risk will provide relief to a majority of young women who have no elevated risk of developing breast cancer. For those who have a higher risk, it enables them to monitor that risk closer for earlier treatment, if needed. The earlier a precancerous or cancerous situation is detected, the greater the chance for reducing the fatality rate for these conditions.  Product development of BreastPap continued in 2015 reflecting feedback from doctors’ test use of prototype units’ and office feedback to continuously improve the product prior to launching. The Company expects to start marketing the BreastPap in 2016 targeting women under the age of 40 - 45 where in most situations mammography is not effective for breast cancer risk assessment. The Company’s BreastPap product is a risk assessment tool planned to detect “abnormal” cells contained in the women’s breast aspirant.   Upon detection of abnormal cells, women, based upon their physicians’ advice may be candidates for further diagnostic testing.

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

The Company brought several other innovative products closer to marketability during 2015 and continued during the first quarter 2016 as listed above.  Also, in early 2015, the German priority patent for a fully automated system used in the histology lab, a “Lab-In-One” unit, was granted. This technology, if successfully accepted by the market, has the ability to change the competitive landscape within the industry.

In the first quarter the Company opened a second German manufacturing facility with about 4,000 square feet in Nussloch. This facility is utilizing the locally available experienced workforce for the specialized skills needed for manufacturing of its new developed and updated Microtomes product line and the newly developed Cryostat (instruments used for sectioning tissue biopsies).  During the second quarter 2016, the Company is expected to manufacture and deliver the order backlog of about 50 units, and for the third quarter the start of manufacturing of the new Cryostat line.

The Company operates in one industry segment for cancer diagnostics instruments and consumables for histology and cytology laboratories.

Definition:	Histology - Cancer diagnostics based on the structures of cells in tissues
Cytology - Cancer diagnostics based on the structures of individual cells

Cancerous and precancerous conditions are defined in terms of structural abnormalities in cells. For this reason, cytology is widely used for the detection of such conditions, while histology is typically used for the confirmation, identification and characterization of the cellular abnormalities detected by cytology. Other diagnostics methods, such as marker-based assays, provide additional information that can supplement, but which cannot replace cytology and histology. The trend towards more personalized treatment of cancer increases the need for cytology, histology and assays for identifying and testing the best treatment alternatives. We believe that this segment will therefore be increasingly important for future development of strategies to fight the “cancer epidemic” (World Health Organization: World Cancer Report 2014), which expects approximately a 50 % increase in cancer cases worldwide within the next 20 years.

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

Outlook

Due to promising new products and distributions contracts executed in the last two years, management believes the profitability and cash-flow of the business will grow and improve. However, significant on-going operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1.) finishing and gaining approval for the products currently under development and 2.) increase direct sales in the United Sates and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing cost to increase our gross margin. Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If we are unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities.

Currently, approximately 90% of the Company’s sales are generated in Euro currency. During the previous year first quarter ended March 31, 2015, on average, $1.1283 was received for every Euro. During the first quarter ended March 31, 2016, the average exchange rate of Euro for dollars dropped slightly to $1.1029 (a reduction of 2%).  The Company is working to lessen the impact of the Euro’s decline versus the dollar by increasing the percentage of overall product sales in the United States and other countries such as China whose currency is not pegged to the Euro.

The Company believes the combination of MEDITE Enterprise, Inc. with CytoCore, Inc. will expedite the development and marketability of CytoCore’s cytology products which include collection devices, image analysis software, special stains and immuno-assays. Currently, the recent launch of new products, the positive impact from several new initiatives, and some recently executed distribution contracts in the United States, Europe and China are primary factors assisting growth.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 12, 2016.

Three months ended March 31, 2016 as compared to the three months ended March 31, 2015 (in thousand USD)

Revenue

Revenue for the three months ended March 31, 2016, was $2,131 as compared to $2,287 for the three months ended March 31, 2015. Due to some seasonality in the industry, usually the first quarter of the year is weak because many public customers buy during the last 4 to 5 months of the year.  Revenues were nominally impacted by the conversion rate between the USD/Euro, or $40 for the three months ended March 31, 2016, compared to the same period in 2015.  The Company did not have any revenues during the 2016 period for its OEM product CoverTape with Thermo-Fisher compared to $73 during the same period of 2015.  Thermo-Fisher did not meet its financial obligations under the contract and the Company terminated the agreement.  See further discussion under Legal Proceedings below.  During the first and second quarters 2016, the Company began marketing and distributing the CoverTape through various other channels in the US market.  The Company increased sales in the cytology product, partially through the US sales doubling during the 2016 period.  MEDITE manufactured lab equipment increased 5% during 2016, compared to the same period in 2015.

Costs of Revenue

Cost of revenues were $1,213, or 57% of the revenues for the three months ended March 31, 2016, as compared to $1,369, or 60% of the revenues for the three months ended March 31, 2015. The cost of revenue consisted of higher margin sales of own manufactured equipment and products versus lower margin products that the Company distributes which had a positive impact on gross margin for the 2016 period.

Research and Development

Research and development expenses are an important part of our business to keep our existing products competitive, and to develop new innovative solutions with interesting market potential that will help us grow future revenues. These expenses include research work for cancer marker consumables and developing work, including engineering and industrial design, for histology and cytology laboratories worldwide. The major components consist of payroll-related costs for in-house scientific research, mechanical and electrical engineering, instrument related software development staff, prototype expenses and material purchased for R&D.

For the first quarter 2016, research and development expenses increased to $360 compared to $262 for the first quarter 2015. During 2016, the Company hired a project manager to oversee the planned field study for our newly developed cancer assay in China to shorten the time to market.  The new hire is a German-Chinese PhD in Biochemistry.

Selling, General and Administrative

For the first quarter 2016, SG&A expenses were $857 as compared to $807 for the first quarter 2015. The first quarter 2016 included approximately $45 of professional fees attributed to the restatement of the intangible assets and deferred income tax liability in the financial statements for the year ended December 31, 2015.

Operating Loss

The operating loss of $350 for the first quarter of 2016, compares to MEDITE’s operating loss of $185 for the first quarter of 2015, and is directly related to lower sales for the period and higher general and administrative expenses relating to professional fees for the restatement and research and development costs discussed above, offset by improved margins.

Interest Expense

Interest expenses increased by 350% to $261 in the three months ended March 31, 2016, compared to $58 for the three months ended March 31, 2015, due to the amortization of the debt issuance costs and the debt discount attributed to the secured promissory notes issued at December 31, 2015, which matured on March 31, 2016.  These notes bear interest at 15%, or $19 for the 2016 period and the debt issuance costs and debt discount totaled $200 for the three months ended March 31, 2016.  The effect of the interest, debt issuance costs and debt discount on the secured promissory notes was an effective yield of 175% for the three months ended March 31, 2016.

Net Loss

The net loss for the quarter ended March 31, 2016, totaled $622, as compared to net loss of $255 for the quarter ended March 31, 2015. The loss for 2016 directly related to lower sales for the period and nominal decline in revenue due to the conversion rate as well as higher general and administrative expenses relating to professional fees for the restatement and research and development costs discussed above, offset by improved margins. Increased interest costs discussed above, included the amortization of the debt issuance cost and debt discount with the secured promissory notes of $200.

Liquidity and Capital Resources

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

Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If we are unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities. The Company had approximately, $1.9 million of accrued liabilities which represents unpaid wages and vacation benefits. At December 31, 2015, the Company refinanced $927 of these liabilities through notes due to employees which are payable over a three year period and are convertible into equity at a discount defined in the agreement.   Included in accounts payable and accrued expenses are accrued salaries and related expenses due to our Chief Financial Officer, Robert McCullough of $963,000 and $90,000 due to our CEO and COO and accrued vacation due to other employees at March 31, 2016.   Mr. McCullough and the Company have not reached any settlement on these outstanding balances.

 The Company is expecting future needs for additional working capital to support our growth.  Increases in orders will also require an increase in inventory requirements to fulfill orders within delivery timeframes and also increased trade accounts receivables, typically with payment terms of between 30 to 90 days.

The current level of working capital shortfalls have been partially financed by sales of common stock and secured promissory notes offset by reductions in our credit lines with a German bank. During 2015, the Company’s bank credit lines have been utilized for working capital.  In order to continue growing the business, the Company is planning to raise additional funds through the sale of equity securities or convertible debt, as available in the marketplace. To that objective, the Company expected to consummate a $5.0 million convertible note offering, utilizing the services of an investment banker in April 2016.  The delay relating to the convertible note offering relates to the restatement and delay in filing the Company’s Form 10K for the year ended December 31, 2015 on April 12, 2016.  The Company is addressing the due diligence questions and moving forward with the transaction.  The Company is also investigating additional bank financing with European institutions which will increase the availability against current collateral of approximately $5 million.  The Company’s security agreement with its lender has provided borrowings of 35% of our collateralized assets.  The Notes discussed above matured on March 31, 2016 and were not repaid.  Therefore, the Notes were in default as of April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants for the months of April 2016 and May 2016.  Therefore, for the months of April and May 2016, the Company issued 100,000 warrants and recorded a discount related to the issuance of these warrants, attributable to the secured promissory notes of approximately $36,000.  The Company anticipates that most of the noteholders will convert their matured notes into the convertible debt offering anticipated to close during the second quarter of 2016.The Company is investigating various sources of debt and equity to assist them in their growth plans and to refinance their maturing debt obligations.

In summary, management believes current working capital is sufficient to fund current operations. The Company intends to continue growing using current working capital, however the growth of the Company could be slowed down if we are unable to obtain debt and/or equity financing.  Consequently, there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Part II. Other Information

Item 1. Legal Proceedings.

MEDITE Lab Solutions, Inc. sold four shipments of CoverTape to Richard-Allan Scientific Company, the Anatomical Pathology Division of Thermo Fisher Scientific Inc. Of those shipments, Richard-Allan refused to pay for $115,275 worth of already-received CoverTape, asserting that the CoverTape was non-conforming, which assertion MEDITE emphatically denies, and for which MEDITE has provided counter-evidence. Richard-Allan also failed to purchase further quantities as agreed between the parties. After attempting to resolve the matter through consultation, MEDITE is now preparing to initiate binding arbitration to recover the $115,275 and $1,073,700 contractually available to Medite for Richard-Allan's failure to purchase further quantities under the contract, and $72,000 for inventory produced specific to the contractual terms. The Company has reserved a portion of the outstanding balance at December 31, 2015 of $115,275, pending final resolution of this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any equity transactions during the three months ended March 31, 2016.

Item 3. Defaults upon Senior Securities.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven (7) individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”).  The Notes matured on the earlier of the third (3rd) month anniversary date following the Closing Date, as defined in the Note, or the third (3rd) business day following the Company’s receipt of funds exceeding one million dollars ($1,000,000) from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. The Warrants had an initial exercise price of $1.60 per share, which were subject to adjustment, and are exercisable for a period of five (5) years.  If the Notes were not redeemed by the Company on maturity, the Purchasers were entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes were not redeemed.  On March 31, 2016, these Notes matured and were not repaid.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants for the months of April 2016 and May 2016.  Therefore, for the months of April and May 2016, the Company issued 100,000 warrants and recorded a discount related to the issuance of these warrants attributed to the secured promissory note default of approximately $36,000.  The Company anticipates that most of the noteholders will convert their matured notes into the convertible debt offering anticipated to close during the second quarter of 2016.

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

MEDITE Cancer Diagnostics, Inc.

Date: May 13, 2016	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

Date: May 13, 2016	/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Financial Officer