Form 10-K/A
period 2015-12-31
Medite Cancer Diagnostics, Inc.
filed 2016-08-25
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The number of shares of common stock outstanding as of April 12, 2016 was 21,055,990

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K of MEDITE Cancer Diagnostics, Inc. (the "Company") for the year ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on April 12, 2016, (the "Original Filing"), is being filed to amend and correct certain disclosures (i) in Item 9A regarding the evaluation of our internal controls and procedures, (ii) to add additional information concerning a claim by the Company’s former auditing firm and subsequent settlement set forth in Note 13 as a subsequent event, and (iii) to correct certain language to conform our certifications set forth as Exhibit 31.1 and Exhibit 31.2 as required by Exchange Act Rule 13a-14(a)

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

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

As of December 31, 2015, our management carried out an assessment under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” below.

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

MEDITE Cancer Diagnostics, Inc.

By:	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer Principal Executive Officer

Date:	August 25, 2016

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.
Chief Financial Officer
Principal Financial Officer

Date:	August 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michaela Ott	Chief Executive Officer	August 25, 2016
Michaela Ott	(Principal Executive Officer)
and Director

/s/ Michael Ott	Chief Operating Officer and	August 25, 2016
Michael Ott	Director

/s/ Robert McCullough, Jr.	Chief Financial Officer	August 25, 2016
Robert McCullough, Jr.	(Principal Financial Officer) and
Director

/s/ W. Austin Lewis IV	Director	August 25, 2016
W. Austin Lewis IV

/s/ John Abeles, M.D.	Director	August 25, 2016
John Abeles, M.D.

/s/ Augusto Ocana M.D., J.D.	Director	August 25, 2016
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

The Company’s former auditor L.J. Soldinger and Associates (“LJS”) filed a claim against the Company in Illinois’ Lake County Superior Court in June 2015 for fees billed in the amount of $160,000 over and above the quoted price for the 2014 audit . The Company believed the claims were without merit and adequately reserved for costs associated with the claim at December 31, 2015.  In February 2016, the Company settled for $160,000 payable in four installments through May 2016.

L. J. Soldinger and Associates filed a dismissal of all claims with the court.  The amount of the settlement is included in accounts payable and accrued expenses at December 31, 2015.