Form 10-Q
period 2016-06-30
Medite Cancer Diagnostics, Inc.
filed 2016-08-25
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

COMMON STOCK, $0.001 PAR VALUE, At August 25, 2016: 21,269,307 shares

MEDITE Cancer Diagnostics, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended June 30, 2016

i

PART I. — FINANCIAL INFORMATION
MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except shares and per share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets

Current Assets:
Cash	$145	$587
Accounts receivable, net of allowance for doubtful accounts of $111 and $83 at June 30, 2016 and December 31, 2015, respectively	1,756	1,798
Inventories, net	3,902	3,075
Prepaid net expenses and other current assets	129	186
Total current assets	5,932	5,646

Property and equipment, net	1,906	1,941
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	377	273
Total assets	$18,733	$18,378

Liabilities and Stockholders’ Equity

Current Liabilities:
Secured lines of credit and current portion of long-term debt	$3,415	$2,857
Notes due to employees, current portion	679	202
Accounts payable and accrued expenses	3,171	3,032
Advances – related party	83	70
Total current liabilities	7,348	6,161
Long-term debt, net of current portion	93	121
Notes due to employees, net of current portion	198	725
Deferred tax liability – long-term	2,205	2,205
Total liabilities	9,844	9,212

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding (liquidation value of all classes of preferred stock $2,488 and $2,442 as of June 30, 2016 and December 31, 2015, respectively)	962	962
Common stock, $0.001 par value; 35 million shares authorized, 21,269,307 and 21,055,990 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	22	21
Additional paid-in capital	8,831	8,340
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(554)	(609)
Retained earnings (deficit)	(45)	779
Total stockholders’ equity	8,891	9,166

Total liabilities and stockholders’ equity	$18,733	$18,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except shares and per share amounts)

	Three Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)

Net sales	$2,816	$2,132
Cost of revenues	1,546	1,166
Gross profit	1,270	966

Operating expenses
Depreciation and amortization expense	50	31
Research and development	421	341
Selling, general and administrative	918	600
Total operating expenses	1,389	972

Operating loss	(119)	(6)

Other expenses
Interest expense	139	54
Other expenses	(50)	-
Total other expenses	89	54

Loss before income taxes	(208)	(60)

Income tax expense (benefit)	(6)	13
Net loss	(202)	(73)

Preferred dividend	(23)	(23)

Net loss to common stockholders	$(225)	$(96)

Condensed statements of comprehensive income (loss)
Net loss	(202)	(73)
Other comprehensive income (loss)
Foreign currency translation adjustments	(136)	87

Comprehensive income (loss)	$(338)	$14

Loss per share
Basic and diluted loss per share	(0.01)	-
Weighted average basic and diluted shares outstanding	21,058,235	20,328,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except shares and per share amounts)

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)

Net sales	$4,947	$4,419
Cost of revenues	2,759	2,535
Gross profit	2,188	1,884

Operating expenses
Depreciation and amortization expense	101	65
Research and development	781	603
Selling, general and administrative	1,775	1,407

Total operating expenses	2,657	2,075
Operating loss	(469)	(191)

Other expenses
Interest expense	400	111
Other (income) expenses	(39)	50
Total other expenses	361	161

Loss before income taxes	(830)	(352)

Income tax (benefit)	(6)	(25)
Net loss	(824)	(327)

Preferred dividend	(46)	(46)

Net loss to common stockholders	$(870)	$(373)

Condensed statements of comprehensive loss
Net loss	(824)	(327)
Other comprehensive income (loss)
Foreign currency translation adjustments	55	(160)

Comprehensive loss	$(769)	$(487)

Loss per share
Basic and diluted loss per share	(.04)	(.02)
Weighted average basic and diluted shares outstanding	21,058,235	20,018,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(824)	$(327)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	101	65
Amortization of debt discount and debt issuance costs	219	-
Amortization of debt discount from warrants issued on secured promissory notes due to default	51	-
Deferred income taxes	-	(139)
Changes in assets and liabilities:
Accounts receivable, net	42	348
Inventories, net	(827)	(240)
Prepaid expenses and other current assets	57	71
Accounts payable and accrued liabilities	439	(139)
Net cash used in operating activities	(742)	(360)

Cash flows from investing activities:
Purchases of equipment	(3)	(6)
Increase in other assets	(104)	-
Net cash used in investing activities	(107)	(6)

Cash flows from financing activities:
Net advances (repayments) on lines of credit and long-term debt	406	(1,008)
Repayment of notes due to employees	(50)
Proceeds from sale of common stock, net issuance costs of $28	-	1,496
Net advances (repayments) from related parties	13	(15)
Net cash provided by financing activities	369	473

Effect of exchange rates on cash	38	(90)
Net increase (decrease) in cash	(442)	17
Cash at beginning of year	587	230

Cash at end of the period	$145	$247

Supplemental disclosure of cash flow information:
Cash paid for interest	$89	$102
Cash paid for income taxes	$8	$52

Supplemental schedule of non-cash financing activity:
Conversion of preferred stock to common stock	$-	$525
Settlement of liabilities through issuance of common stock	$210	-
Reclassification of warrant liability to additional paid in capital	$90	$-
Issuance of warrants on secured promissory notes classified as additional paid-in capital and debt discount	$192	$-

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

MEDITE is a medical technology company specialized in the development, manufacturing, and marketing of molecular biomarkers, premium medical devices and consumables for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. The Company has 80 employees in three countries, a distribution network to about 70 countries and a wide range of products for anatomic pathology, histology and cytology laboratories is available for sale.

Note 2.	Summary of Significant Accounting Policies

            Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended June 30, 2016 and 2015 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K for the year ended December 31, 2015 filed on April 12. 2016 and other filings with the Securities and Exchange Commission.

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At June 30, 2016, the Company’s cash balance was $145,000 and its operating losses for the year ended December 31, 2015 and for the six months ended June 30, 2016 have used most of the Company’s liquid assets and the negative working capital has grown by approximately $.9 million from December 31, 2015 to June 30, 2016.  Consequently, there is substantial doubt about our ability to continue as a going concern.  The Company believes some portion of the liabilities with employees will be settled in stock.  Management is actively seeking forms of debt and equity financing. The Company is currently negotiating with certain parties whose obligations are due in the next twelve months to extend payment terms beyond one year. The Company is working on extending its payment terms on employee notes, raising additional equity and refinancing debt and other noteholders.  In addition, the Company may need to slow the pace of some of their new product rollouts.  If management is unsuccessful in obtaining new forms of debt or equity financing, they will begin negotiating with some of their major vendors and lenders to extend the terms of their debt and also evaluate certain expenses that have been implemented for the Company’s growth strategy.   However, there can be no assurance that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation

The accounts of the U.S. parent company are maintained in United States Dollar (“USD”). The functional currency of the Company’s German subsidiaries is the EURO (“EURO”). The accounts of the German subsidiaries were translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” In accordance with FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity was translated at the historical rates and statements of operations transactions were translated at the average exchange rate for each period. The resulting translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity

Research and Development

All research and development costs are expensed as incurred. Research and development costs consist of engineering, product development, testing, developing and validating the manufacturing process, and regulatory related costs.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses and secured lines of credit and long-term debt approximate their respective fair values due to their short maturities.   The Company issued warrants during the period ended June 30, 2016. These were recognized at their fair value using Level 3 inputs.  We have not determined the fair value of the Notes Due to Employees or Advances – related party. Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of June 30, 2016 and 2015 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

 In accordance with SEC Accounting Series Release 280, the Company computes its loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from its reported net loss and reports the same on the face of its statement of operations.

Recent Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 affect only the narrow aspects of Topic 606 that are outlined in ASU 2016-12. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09, which is discussed below. The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements

 In April 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09, which is discussed below. The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the updated guidance, but the Company does not believe that the adoption of ASU 2016-09 will have a significant impact on its consolidated financial statements.

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

 November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17) “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We early adopted this standard in the fourth quarter of 2015 on a retrospective basis.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The Company does not expect this amendment to have a material impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 - “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense. ASU No. 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted).  The Company adopted this ASU No. 2015-03 in its December 31, 2015 consolidated financial statements.  Accordingly, $20,000 of debt issuance costs have been presented on the balance sheet as a direct deduction from the related debt liability as of December 31, 2015. There were no debt issuance costs during the six months ended June 30, 2016.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments is ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this standard are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We are evaluating the effect, if any; adoption of ASU No. 2014-15 will have on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the updated guidance on the Company’s consolidated financial statements.

Note 3.	Inventories

The following is a summary of the components of inventories (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
Raw materials	$1,850	$1,170
Work in progress	221	142
Finished Goods	1,882	1,763
Reserve for obsolete inventory	(51)	-
	$3,902	$3,075

During the three and six months ended June 30, 2016, the Company recorded a reserve for obsolete inventory of approximately $51,000.  No amounts were reserved for obsolete inventory as of December 31, 2015

Note 4.	Property and Equipment

  The following is a summary of the components of property and equipment as of (in thousands):

	June 30,2016 (Unaudited)	December 31, 2015
Land	$212	$209
Buildings	1,181	1,158
Machinery and equipment	1,226	1,196
Office furniture and equipment	237	232
Vehicles	42	53
Computer equipment	91	87
Construction in progress	228	225
Less: Accumulated depreciation	(1,311)	(1,219)
	$1,906	$1,941

Note 5.	Secured Lines of Credit, Long-term Debt, and Notes Due to Employees

The Company’s outstanding note payable indebtedness was as follows as of (in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Hannoversche Volksbank credit line #1	$1,443	$1,120
Hannoversche Volksbank credit line #2	428	383
Hannoversche Volksbank term loan #1	31	61
Hannoversche Volksbank term loan #2	-	24
Hannoversche Volksbank term loan #3	154	182
Secured Promissory Notes	650	500
DZ Equity Partners Participation rights	833	818
Total	3,539	3,088
Discount on secured promissory notes and debt issuance costs	(31)	(110)
Less current portion of long-term debt	(3,415)	(2,857)
Long-term debt	$93	$121

In July 2006, MEDITE GmbH, Burgdorf, entered into a master line of credit agreement #1 with Hannoversche Volksbank. In 2015, the credit line was reduced to Euro 1.1 million ($1.2 million as of June 30, 2016). The credit line was increased to Euro 1.3 million ($1.4 million as of June 30, 2016) in April 2016 through September 30, 2016, at such time the line will revert back to Euro 1.1 million ($1.2 million as of June 30, 2016).  Borrowings on the master line of credit agreement #1 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.77 – 8.00% during the period ended June 30, 2016 and the year ended December 31, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, and a mortgage on the buildings owned by the Company and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of Euro 400,000 ($444,160 as of June 30, 2016). Borrowings on the master line of credit agreement #2 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates ranged from 3.77 – 8.00% during the period ended June 30, 2016 and the year ended December 31, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and the state of Lower Saxony (Germany) to support high-tech companies in the area.

In December 2006, MEDITE GmbH, Burgdorf, entered into a Euro 500,000 ($555,200 as of June 30, 2016) term loan agreement #1 with Hannoversche Volksbank with an interest rate of 3.4% per annum. The term loan has a maturity of September 2016 and requires semi-annual principal payments of approximately Euro 27,780 ($30,847 as of June 30, 2016). The term loan is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and a mortgage on the property of the Company.

In June 2006, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($444,160 as of June 30, 2016) term loan #2 with Hannoversche Volksbank with an interest rate of 3.6 % per annum. The term loan had a maturity of June 2016 and required 18 semi-annual principal repayments of approximately Euro 22,220 ($24,673 as of June 30, 2016). The term loan was guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and was collateralized by subordinated assignments of all of the receivables and inventories of MEDITE GmbH, Burgdorf and also had a subordinated pledge of share term life insurance policies. The term loan was paid in full at June 30, 2016.

        In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($444,160 as of June 30, 2016) term loan #3 with Hannoversche Volksbank with an interest rate of 4.7% per annum. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of Euro 13,890 ($15,423 as of June 30, 2016). The term loan is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and is collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

                In March 2009, the Company entered into a participation rights agreement with DZ Equity Partners in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million, ($1.7 million as of June 30, 2016) in two tranches of Euro 750,000 each, ($832,800 as of June 30, 2016). The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matures at the time the German financial statements are issued, anticipated to be May 31, 2017.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven (7) individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”).  The Warrants had an initial exercise price of $1.60 per share, which were subject to adjustment, and are exercisable for a period of five (5) years. March 15, 2016, the Board of Directors agreed to renegotiated terms with the warrant holders to remove the anti-dilution and down round price protection features in the warrant agreement and fixed the exercise price at $.80. The warrants issued with the Notes were increased from 250,000 to 500,000.  The Notes matured on March 31, 2016 and were not repaid. Therefore, the Notes were in default on April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants until the principal balance is repaid. For the months of April, May, and June 2016 the Company issued an aggregate of 150,000 warrants with an estimated fair value of $50,850 which was recorded as additional paid in capital and interest expense during the three months ended June 30, 2016 (See Also Note 10).  The Notes are secured by the Company’s accounts receivable and inventories held in the United States.

On December 31, 2015, the Company recognized the fair value of the original Warrants issued with the secured promissory notes of $90,000 as a discount on the debt.  On March 15, 2016, the Company recorded an additional discount of $90,000 for the additional Warrants issued in connection with the renegotiated terms as discussed above.  As of June 30, 2016, the discounts have been fully amortized into interest expense as the related Notes matured on March 31, 2016.  There were no such arrangements during the same period in 2015.  See Note 8 for further disclosure of the Warrants.

One of the Purchasers of a $100,000 secured promissory note (see above) was elected to the Board of Directors to serve as Director and Chairman of the Company’s audit committee.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two (2) individual accredited investors, one of which who serves on the Company’s  Board of Directors (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “May Note(s)”) with an interest rate of 15% and warrants to purchase up to an aggregate amount of 150,000 shares of the common stock, par value $0.001 per share, of the Company (the “May Warrant(s)”). The Notes mature on the earlier of the third (3rd) month anniversary date following the Closing Date, as defined in the Note, or the third (3rd) business day following the Company’s receipt of funds exceeding one million dollars ($1,000,000) from an equity or debt financing, not including the financing contemplated under the May Purchase Agreement. The May Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $.80 per share (the “Follow On Warrant”).

The May Notes are secured by a security agreement (the “Security Agreement(s)”). The May Notes are secured by the Company’s accounts receivable and inventories held in the United States. The May Warrants have an initial exercise price of $.80 per share and are exercisable for a period of five (5) years.  The Company recorded a debt discount of $50,850 attributed to the warrants and amortized approximately $19,775 to interest expense for the three and six months ended June 30, 2016.  The Company was in default with regard to the May notes at August 25, 2016.  As a result, a penalty representing 15,000 warrants per month valued at $5,085 will accrue as long as the note remains in default status.

The Company engaged TriPoint Global Equities, LLC (the “Agent”) as placement agent in connection with the sale of securities in the offering (the “Offering”) and agreed to pay the Agent (i) cash commissions equal to three percent (3%) of the gross proceeds ($4,500) received by the Company; and (ii) warrants to purchase such number of securities equal to three percent (3%) of the aggregate number of shares of common stock issuable in connection with the Offering (the “Agent Warrant(s)”). The Agent’s Warrants will have the same terms and conditions as the May Warrants purchased by the May Purchasers.

In November 2015 and February 2016, the Company entered into promissory notes totaling $927,000 with certain employees to repay wages earned prior to December 31, 2014 not paid (“Notes Due to Employees").  The Notes Due to Employees are to be paid monthly through September 2019, with no interest due on the outstanding balances.  The monthly amounts increase over the payment term.  The amounts due become immediately due and payable if payments are more than ten days late either one or two consecutive months as defined in the agreement with the employee.  At June 30, 2016, $679,000 of the total Notes Due to Employees outstanding of $877,000 is in default due to two consecutive monthly payments not being made on certain notes.  Therefore, the total balance outstanding on the default notes have been presented as current on the consolidated balance sheets.  Certain employees may convert any of the amounts owed during the duration of the note to equity at a discounted price as defined in the agreement. The Company is currently in default on these notes. As a result, all notes are payable on demand. The Company is currently negotiating with the employees whose notes are in default to extend payment terms.

Note 6.	Related Party Transactions

Included in related party advances are amounts owed to the Company’s  CFO and former CEO and Chairman of the board, $50,000 and $70,000 at June 30, 2016 and December 31, 2015, respectively. The Company paid $20,000 and $40,000 during the three and six months ended June 30, 2016, respectively.    The Company owes the CFO approximately $1,000,000 and $937,000 of unpaid wages and accrued vacation at June 30, 2016 and December 31, 2015, respectively, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.  Also included in related party advances is $30,000 Euros, ($33,000) owed to the CEO of the Company.  This is an interest-free loan and is to be repaid by the Company in 10,000 Euros ($11,000) monthly payments, starting in September 2016.

The CEO Michaela Ott together with the COO Michael Ott provided an additional $950,000 in a non-interest bearing short term advance at the end of the first quarter 2015 to the Company. This advance was made pending the share placement and was due on demand and repaid in second quarter of 2015.  Included in accounts payable and accrued expenses at June 30, 2016 and at December 31, 2015, are amounts owed to both the CEO and COO totaling approximately $110,000 and $90,000, respectively, of accrued wages.

Note 7.	Common Stock

During the six month period ended June 30, 2016, the Company issued 213,317 shares of common stock to certain members of the Board of Directors and other unrelated parties as consideration for $210,000 of accrued director fees and consulting fees.

Note 8.	Preferred Stock and Warrants

A summary of the Company’s preferred stock as of June 30, 2016 and December 31, 2015 is as follows.

	June 30, 2016 (unaudited)	December 31, 2015
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	198,355	198,355

As of June 30, 2016 and December 31, 2015, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock

Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$10,303 per share
Conversion Rate:	0.00044—Liquidation Value divided by Conversion Price ($4.50/$10,303)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock

Liquidation Value:	$4.00 per share, $375,000
Conversion Price:	$1,000 per share
Conversion Rate:	0.0040—Liquidation Value divided by Conversion Price ($4.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative dividends in arrears at June 30, 2016 were $576,913

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$600 per share
Conversion Rate:	0.0050—Liquidation Value divided by Conversion Price ($3.00/$600)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at June 30, 2016 were $168,663

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share, $525,000
Conversion Price:	$1,000 per share
Conversion Rate:	.01—Liquidation Value divided by Conversion Price ($10.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at June 30, 2016 were $0

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$800.00 per share
Conversion Rate:	.0275—Liquidation Value divided by Conversion Price ($22.00/$800)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at June 30, 2016 were $620,946

Warrants outstanding

				Weighted
		Weighted		Average
	Options and	Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2015	400,808	$1.79	—	5.18
Granted	554,500	$0.80	—	5.00
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2016	955,308	$1.22	—	4.78

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

At March 15, 2016 and December 31, 2015, the Company determined the fair value of the warrants issued with the secured promissory notes and renegotiated terms using the Black Scholes pricing model and the following assumptions:  an interest free rate of 1.75%, volatility of 50% and a remaining term of 5 years. Based on information known at March 15, 2016 and December 31, 2015, the Company priced the warrants with an assumed stock and exercise price of $0.80.  The fair value of the warrants initially issued with the secured promissory notes and renegotiated terms were both determined to be approximately $90,000 or aggregate value of $180,000.  The aggregate fair value amount of $180,000 has been fully amortized into interest expense at June 30, 2016.

In connection with the secured promissory notes issued on May 25, 2016, as discussed in Note 5, the Company issued an aggregate of 150,000 warrants to purchase shares of common stock with a par value of $0.001 for $0.80 per shares.    The warrants are exercisable for a period of five (5) years.

At June 30, 2016, the Company determined the fair value of the warrants issued with the secured promissory notes using the Black Scholes pricing model and the following assumptions:  an interest free rate of 1.75%, volatility of 50% and a remaining term of 5 years. Based on information known at May 25, 2016, the Company priced the warrants with an assumed stock and exercise price of $0.80.   At June 30, 2016, the fair value of the warrants of $50,850 was recorded as a discount on the related secured promissory notes and additional paid-in capital. During the three months ended June 30, 2016 $19,775 of the discount on debt has been amortized into interest expense. The balance of $30,875 is considered a discount on the related secured promissory notes at June 30, 2016 and will be fully amortized through the end of the third quarter of 2016.   The aggregate fair value amount of $199,775 warrants for all the notes has been fully amortized into interest expense at June 30, 2016.

The secured promissory notes issued December 31, 2015 as discussed in Note 5 matured on March 31, 2016 and were not repaid.  Therefore, the secured promissory notes were in default as of the April 1, 2016.  The Company agreed to pay the Purchasers 10% of the $500,000 principal balance   in warrants for the months of April 2016, May 2016 and June 2016.  Therefore, for the months of April, May and June 2016, the Company issued an aggregate 150,000 warrants and recorded interest expense related to the issuance of these warrants, attributable to the secured promissory notes of approximately $50,850. The Company continues to be in default and anticipates issuing additional warrants attributed to this default until such time as the Company can repay the debt or complete the contemplated offering (See Also Note 10).

Note 9.	Commitments and Contingencies

The Company leases 12 vehicles for sales and service employees, delivery and other purposes with varying expiration date through June 2018. The current minimum monthly payment for these vehicle leases is approximately $5,898

The Company has several operation leases for office, laboratory and manufacturing space. The Company’s operating lease for one of its German facilities can be cancelled by either party with a 3 months’ notice, its Poland facility can be terminated by either party with a six month notice. Monthly rent payments for the German and Poland facilities are Euro 6,200 ($6,884 as of June 30, 2016) and PLN 6,240 ($1,639 as of June 30, 2016),respectively. The Company’s laboratory facility in Chicago, IL terminates June 30, 2018 and requires monthly payments of $1,175. The Company also sublease its former Chicago laboratory facility for $3,948 per month. The lease for this facility terminates October 30, 2016 and requires monthly rent payments of $4,526. The Company’s Orlando facility has escalating rents ranging from $2416 to $2,563 per month and terminates July 31, 2018. The total aggregate monthly lease payments (net of the sublease) required on these leases is approximately $12,726.

Note 10.	Subsequent Events

The Notes discussed in Note 5 above for $500,000 matured on March 31, 2016 for 150,000 matured on August 25, 2016 respectively and were not repaid.  Therefore, the Notes were in default as of the date of this filing.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants for the months of July 2016 and August 2016.  The Company recorded a discount related to the issuance of these warrants attributed to the secured promissory note default of approximately $35,000.  This discount will be amortized to interest expense during the period of default.

The Company signed a note with its current accountants in the amount of approximately $185,000 for audit and review services provided through June 30, 2016.  The Company agreed to pay an initial installment of $30,000 upon signing the agreement and $10,000 a month commencing September 2016. The remaining balance is due upon the initiation of the December 31, 2016 audit and no later than December 31, 2016. All amounts owed to the Company's accountants as of June 30, 2016 have been included in accounts payable and accrued expenses on the consolidated balance sheets.

Note 11.	Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Poland		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Assets	$11,460	$11,826	$7,074	$6,357	$199	$195	$18,733	$18,378
Property and equipment, net	74	84	1,810	1,853	22	4	1,906	1,941
Intangible assets	10,518	10,518	-	-	-	-	10,518	10,518

Revenue Segment Information Three Months Ended June 30, 2016:

	United States		Germany		Poland		Total
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$279	$365	$2,534	$1,767	$3	$0	$2,816	$2,136
Net income (loss)	(487)	(281)	333	192	(48)	16	(202)	(73)

	United States		Germany		Poland		Total
Revenues:	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30. 2015
Histology Equipment	$119	$208	$1,564	$1,014	$0	$0	$1,683	$1,222
Histology Consumables	$24	$54	$644	$401	$3	$0	$671	$455
Cytology Consumables	$136	$103	$326	$352	$0	$0	$462	$455
Total Revenues	$279	$365	$2,534	$1,767	$3	$0	$2,816	$2,132

Revenue Segment Information Six Months Ended June 30, 2016:

	United States		Germany		Poland		Total
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$553	$645	$4,376	$3,774	$18	$0	$4,947	$4,419
Net income (loss)	(977)	(444)	244	116	(91)	0	(824)	(327)

	United States		Germany		Poland		Total
Revenues:	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Histology Equipment	$215	$311	$2,564	$2,055	$8	$0	$2,787	$2,366
Histology Consumables	$70	$94	$1,157	$1,101	$7	$0	$1,234	$1,195
Cytology Consumables	$268	$240	$655	$618	$3	$0	$926	$858
Total Revenues	$553	$645	$4,376	$3,774	$18	$0	$4,947	$4,419

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

Overview of MEDITE Cancer Diagnostics, Inc.

MEDITE Cancer Diagnostics, Inc. (the “Company”, “it”, “we”, or “us”), formerly CytoCore, Inc. , is specialized in the development, manufacturing, and marketing of molecular biomarkers, premium medical devices and consumables for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10 and 30%. To use the well-established brand of MEDITE and to have a better description of the company’s business, the Board approved the name change to “MEDITE Cancer Diagnostics, Inc.” As a result, the Company’s trading symbol was changed to “MDIT”.

In 2015 and 2016 we focused on several growth opportunities including newly developed and patent pending assays, new laboratory devices and several marketing projects like the Chinese standardization projects for histology and cytology.  The Company is optimistic about recent marketing efforts focusing on larger laboratory chains.  The Company has 80 employees in three countries, a distribution network to about 70 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

                After the successful market entrance into China in 2014, the Company increased its revenue in this market to approximately $1 million in 2015, compared to zero in 2014, with anticipated sales in 2016 of approximately $2 million. Total sales for the six months ended June 30, 2016 were approximately $692,000 compared to $300,000 for the same period in 2015.  The Chinese market is growing quickly, and by 2016 the Company expects it will be the largest market for its products. By working with its Chinese distributor, UNIC Medical, the Company has successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices at the end of 2014, and for the Cytology device in 2015. The UNIC Medical sales team is selling MEDITE products in China with increasing volumes.  Also, together with UNIC, we are part of a government supported project to standardize the histology laboratory process in China. UNIC Medical is using MEDITE equipment and consumables for processing, and developing new assays.

On May 31, 2016, UNIC received CFDA approval as a Class I in vitro diagnostic reagent for MEDITE's "SureThin" cell preservation solution.  As China adapts Cytopathology standards across the country, the Company expects 'Liquid Based Cytology Tests (LBC)' will be used for the majority of Pap collections for cervical cancer screening. We are prepared to sell the complete SureThin products including the already approved Processor to this potential market of 485 million women between the ages of 16 and 64 years of age.

         MEDITE’s Breast Cancer Risk Assessment Product is non-invasive, easy, gentle, and highly sensitive, enabling young women between 20 and 45 years of age to obtain their individual breast cancer risk assessment. An automatic and gentle collection device for breast cells together with a newly developed assay is used to determine a woman’s risk to develop breast cancer.  Knowing the individual breast cancer risk will provide relief to a majority of young women who have no elevated risk of developing breast cancer. For those who have a higher risk, it enables them to monitor that risk closer for earlier treatment, if needed. The earlier a precancerous or cancerous situation is detected, the greater the chance for reducing the fatality rate for these conditions.  Product development of BreastPap continued in 2015 reflecting feedback from doctors’ test use of prototype units’ and office feedback to continuously improve the product prior to launching. The Company currently works on an updated prototype and expects to start marketing the BreastPap late in 2016 targeting women under the age of 40 - 45 where in most situations mammography is not effective for breast cancer risk assessment. The Company’s BreastPap product is a risk assessment tool planned to detect “abnormal” cells contained in the women’s breast aspirant.   Upon detection of abnormal cells, women, based upon their physicians’ advice may be candidates for further diagnostic testing.

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

The Company’s cytology product line, revenue grew in Europe (non-Gyn applications) during 2015 and 2016. The Company is in the process of preparing an application to the U.S. Food and Drug Administration (“FDA”) for SureThin Gyn applications and once approved can compete with some of the dominant suppliers in this $600 million market.

The Company brought several other innovative products closer to marketability during 2015 and continued during the first and second quarter of 2016 as listed above.  Also, in early 2015, the German priority patent for a fully automated system used in the histology lab, a “Lab-In-One” unit, was granted. This technology, if successfully accepted by the market, has the ability to change the competitive landscape within the industry.

During the first quarter the Company opened a second German manufacturing facility with approximately 4,000 square feet in Nussloch. This facility is utilizing the local workforce utilizing their experience for the specialized skills required for manufacturing of the new developed and updated Microtomes product line and the newly developed Cryostat (instruments used for sectioning tissue biopsies).  During the second quarter 2016, the Company manufactured and delivered from order backlog 50 units. The Company expects to begin manufacturing the new Cryostat line during the third quarter.

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

Outlook

Due to promising new products and distributions contracts executed in the last two years, management believes the profitability and cash-flow of the business will grow and improve. However, significant on-going operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1) finishing and gaining approval for the products currently under development and 2) increasing direct sales in the United Sates and continuing to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing cost to increase our gross margin. Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If we are unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities.

The Company believes the combination of MEDITE Enterprise, Inc. with Medite Cancer Diagnostics, Inc.(Cancer Diagnostics”), Inc. will expedite the development and marketability of Cancer Diagnostic’s cytology products which include collection devices, image analysis software, special stains and immuno-assays. Currently, the launch of new products, the positive impact from several new initiatives, and some recently executed distribution contracts in the United States, Europe and China are primary factors assisting growth.

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

Three months ended June 30, 2016 as compared to the three months ended June 30, 2015 (in thousand USD)

Revenue

Revenue for the three months ended June 30, 2016, was $2,816 as compared to $2,132 for the three months ended June 30, 2015.  The 32% revenue increase mainly comprised of histology equipment and consumables of $241 and $125 respectively.

 Costs of Revenue

Cost of revenues were $1,546, or 54.90% of the revenues for the three months ended June 30, 2016 as compared to $1,166 or 54.69% of the revenues for the three months ended June 30, 2015.  The cost of revenue for the period was consistent with prior period percentages compared to revenue.  The overall increase in cost of revenue directly relates to improved sales for the period.

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

For the second quarter 2016, research and development expenses increased to $421 compared to $341 for the second quarter 2015.  During 2016, the Company hired a project manager to oversee the planned field study for our newly developed cancer assay in China to shorten the time to market.  The new hire is a German-Chinese PhD in Biochemistry. We expect to continue to expend considerable effort and resources to continue to grow our product offerings.

Selling, General and Administrative

For the second quarter ended June 30, 2016, SG&A expenses were $918 as compared to $600 for the second quarter ended June 30, 2015. The second quarter ended June 30, 2016 compared to the second quarter ended June 30, 2015 expense reflects  a recovery of bad debts of $101 during 2015 compared to $38 expense for the same period in 2016.  The Company incurred slightly higher additional expenses attributed to its higher revenues for the period and additional professional fees.

Operating Income (Loss)

The operating loss of $119 for the second quarter of ended June 30, 2016 compared to an operating income of $6 for the second quarter of June 30, 2015 is due primarily to the higher selling, general and administrative expenses discussed above.

Interest Expense

Interest expenses increased by 157% to $139 in the three months ended June 30, 2016 compared to $54 for the three months ended June 30, 2015, due to the interest expenses attributed to the secured promissory notes issued at December 31, 2015, which matured on March 31, 2016.  These notes bear interest at 15%, or $19 for the three month period ended June 30, 2016.  Further, interest expense includes $54 of the estimated fair value of warrants issued April through June 2016 as a penalty due to a default on Notes. The warrant expense is considered a non-cash settlement on the defaulted Notes.   The effect of the interest, and fair value of the warrants on the secured promissory notes was an effective yield of 68% for the three months ended June 30, 2016.

Net Loss

The net loss for the quarter ended June 30, 2016, totaled $202 as compared to net loss of $73 for the quarter ended June, 2015. As noted above, the primary reasons for the loss in the second quarter of 2016 was an increase in selling, general and administrative and interest expense.

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015 (in thousand USD)

Revenue

Revenue for the six months ended June 30, 2016, was $4,947 as compared to $4,419 for the six months ended June 30, 2015, an increase of 12%. The increase in revenue was due to an increase in $329 of both direct and distributor sales of histology equipment offset by a reduction of, $45 in histology consumables during the three months ended March 31, 2016.

Costs of Revenue

Cost of revenues were $2,759, or 55.77% of the revenues for the six months ended June 30, 2016 as compared to $2,535 or 57.36% of the revenues for the six months ended June 30, 2015.  A higher percentage of sales representing internally manufactured equipment improved our overall margins for the period.

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

For the first half of 2016, research and development expenses stayed at the same level, $781 compared to $603 for the first half 2015.  During 2016, the Company hired a project manager to oversee the planned field study for our newly developed cancer assay in China to shorten the time to market.  The new hire is a German-Chinese PhD in Biochemistry.

Selling, General and Administrative

For the six months ended June 30, 2016, SG&A expenses were $1,775 as compared to $1,407 for the first six months ended June 30, 2015.  The six month ended June 30, 2016 compared to the same period in 2015 expense reflects a recovery of bad debts of $101 for 2015 compared to $38 expense for the same period in 2016. The 2016 period included approximately $45 of professional fees attributed to the restatement of the intangible assets and deferred income tax liability in the financial statements for the year ended December 31, 2015 and higher professional fees attributed to increase board fees.  The directors fess were increased from $5,000 a director per quarter to $10,000 a director per quarter, an increase of $30,000.

Operating Loss

The operating loss of $469 for the first half of 2016 compares to an operating loss of $191 for the first half of 2015 and is directly related to higher general and administrative expenses relating to professional fees for the restatement, higher board fees and research and development costs discussed above and bad debt expenses, offset by improved margins.

Interest Expense

Interest expenses increased by 260% to $400 in the six months ended June 30, 2016 compared to $111 for the first half ended June 30, 2015 due to the amortization of the debt issuance costs and the debt discount attributed to the secured promissory notes issued at December 31, 2015, which matured on March 31, 2016.  These notes bear interest at 15%, or $40 for the 2016 period and the debt issuance costs and debt discount totaled $220 for the six months ended June 30, 2016 plus the $54 attributed to the warrants issued for the default. The debt issuance costs of $220 and the $54 of warrant expense are considered non-cash settlement on these Notes.

Net Loss

The net loss for the six month ended June 30, 2016, totaled $824 as compared to net loss of $327 for the six month ended June 30, 2015 is due primary to a higher general and administrative expenses relating to professional fees for the restatement and bad debt expense and research and development costs and interest costs attributed to the secured promissory notes discussed above, offset by improved margins.

Liquidity and Capital Resources

Due to promising new products and distributions contracts executed in the last two years, management believes the profitability and cash flow of the business will grow and improve. However, significant on-going operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential management will focus its efforts on 1) finishing and gaining approval for the products currently under development and 2) increasing direct sales in the USA and continuing to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing cost to increase our gross margin.

Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If we are unable to obtain additional capital or generate an increase in profitable sales revenues, we may be required to curtail product development and other activities.  .At June 30, 2016, the Company had approximately, $1.9 million of accrued liabilities which represents unpaid wages and vacation benefits. At December 31, 2015, the Company refinanced $927 of these liabilities through notes due to employees which are payable over a three year period and are convertible into equity at a discount defined in the agreement.   At June 30, 2016, the Company was in default on certain notes with employees due to missed monthly payments. .  The Company has classified all  notes in default as short-term on the Consolidated Balance Sheets.  Included in accounts payable and accrued expenses are accrued salaries and benefit expenses due to our Chief Financial Officer, Robert McCullough of $1,000,000. Also, $110,000 is due to our CEO and COO, Michaela and Michael Ott. The Company believes executives and employees will work with the Company to ease financial strains emanating from amounts currently due and payable. The Company believes some portion of these liabilities will be settled in stock.

The current level of working capital shortfalls has been partially financed by additional advances on our credit lines with a German bank and from recently issued secured promissory notes.   In order to continue growing the business, the Company is planning to raise additional funds through the sale of equity securities or convertible debt.   The Company is also investigating additional bank financing with European institutions which will increase the availability against current collateral of approximately $5 million.  The Company’s security agreement with its lender has provided borrowings of 35% of our collateralized assets.  The Notes discussed above matured on June 30, 2016 and were not repaid.  Therefore, the Notes were in default as of April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants for the months of April 2016, May 2016 and June 2016 and by the date of this filing, July and August 2016.  Therefore, for the months of April, May and June 2016, the Company issued 150,000 warrants and recorded interest expense related to the issuance of these warrants, attributable to the secured promissory notes of approximately $50,850. The Company anticipates that some of the noteholders will convert their matured notes into convertible debt or equity which the company may offer near term. The Company is investigating various sources of debt and equity to assist them in their growth plans and to refinance their maturing debt obligations.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two (2) individual accredited investors  (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “Note(s)”) and warrants to purchase up to an aggregate amount of 150,000 shares of the common stock, par value $0.001 per share, of the Company (the “May Warrant(s)”). The Notes mature on the earlier of the third (3 rd ) month anniversary date following the Closing Date, as defined in the Note, or the third (3 rd ) business day following the Company’s receipt of funds exceeding one million dollars ($1,000,000) from an equity or debt financing, not including the financing contemplated under the May Purchase Agreement. The Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $.80 per share (the “Follow On Warrant”), in accordance with Article 2 set forth in the Notes.

In summary, the Company is working on extending its payment terms on employee notes, raising additional equity and refinancing debt and other noteholders.  In addition, the Company may need to slow the pace of some of their new product rollouts.  If management is unsuccessful in obtaining new forms of debt or equity financing, they will begin negotiating with some of their major vendors and lenders to extend the terms of their debt and also evaluate certain expenses that have been implemented for the Company’s growth strategy.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result of all these factors and conditions there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Part II. Other Information

Item 1. Legal Proceedings.

MEDITE Lab Solutions, Inc. sold four shipments of CoverTape to Richard-Allan Scientific Company, the Anatomical Pathology Division of Thermo Fisher Scientific Inc. Of those shipments, Richard-Allan refused to pay for $115,275 worth of already-received CoverTape, asserting that the CoverTape was non-conforming, which assertion MEDITE emphatically denies, and for which MEDITE has provided counter-evidence. Richard-Allan also failed to purchase further quantities as agreed between the parties. After attempting to resolve the matter through consultation, MEDITE is prepared to initiate binding arbitration to recover the $115,275 and $1,073,700 contractually available to Medite for Richard-Allan's failure to purchase further quantities under the contract, and $72,000 for inventory produced specific to the contractual terms. The Company has reserved a portion of the outstanding balance at December 31, 2015 of $115,275 and of the OEM branded stock of $72,000, pending final resolution of this matter

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ended June 30, 2016, the Company issued 213,317 shares of common stock to certain members of the Board of Directors and other unrelated parties as consideration for  $210,000 of accrued director and consulting fees. .

We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(a)(2) and Regulation D of the Securities Act of 1933, as amended.

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

Item 3. Defaults upon Senior Securities.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven (7) individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”).  The Notes matured on the earlier of the third (3rd) month anniversary date following the Closing Date, as defined in the Note, or the third (3rd) business day following the Company’s receipt of funds exceeding one million dollars ($1,000,000) from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. The Warrants had an initial exercise price of $1.60 per share, which were subject to adjustment, and are exercisable for a period of five (5) years.  If the Notes were not redeemed by the Company on maturity, the Purchasers were entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes were not redeemed.  The secured promissory notes issued December 31, 2015 as discussed in Note 5 matured on March 31, 2016 and were not repaid.  Therefore, the secured promissory notes were in default as of the April 1, 2016.  The Company agreed to pay the Purchasers 10% of the $500,000 principal balance   in warrants for the months of April 2016, May 2016 and June 2016.  Therefore, for the months of April, May and June 2016, the Company issued an aggregate 150,000 warrants and recorded interest expense related to the issuance of these warrants, attributable to the secured promissory notes of approximately $51,000.   The Company continues to be in default and anticipates issuing additional warrants attributed to this default until such time as the Company can repay the debt or complete the contemplated offering (See Also Note 10).  The Company anticipated that most of the noteholders will convert their matured notes into the convertible debt offering which the Company anticipated to close during the second quarter of 2016 and has been further delayed into the third quarter.

 In November 2015 and February 2016, the Company entered into promissory notes totaling $927,000 with certain employees to repay wages earned prior to December 31, 2014 not paid (“Notes Due to Employees").  The Notes Due to Employees are to be paid monthly through September 2019, with no interest due on the outstanding balances.  The monthly amounts increase over the payment term.  The amounts due become immediately due and payable if payments are more than ten days late either one or two consecutive months as defined in the agreement with the employee.  At June 30, 2016, $679,000 of the total Notes Due to Employees outstanding of $877,000 is in default due to two consecutive monthly payments not being made on certain notes.  Therefore, the total balance outstanding on the default notes have been presented as current on the consolidated balance sheets.  Certain employees may convert any of the amounts owed during the duration of the note to equity at a discounted price as defined in the agreement. The Company is currently in default on these notes. As a result, all notes are payable on demand. The Company is currently negotiating with the employees whose notes are in default to extend payment terms.

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

MEDITE Cancer Diagnostics, Inc.

Date: August 24, 2016	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

Date: August 24, 2016	/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Financial Officer