Form 10-Q/A
period 2016-06-30
Medite Cancer Diagnostics, Inc.
filed 2016-09-02
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

COMMON STOCK, $0.001 PAR VALUE, At August 25, 2016: 21,269,307 shares.

EXPLANATORY NOTE

We are filing this Form 10QQ/A solely for the purpose of includling Exhibits 31.1, 31.2, 32.1, 32.2, which we inadvertently omitted from our Form 10Q filed on August 25, 2016.

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

MEDITE Cancer Diagnostics, Inc.

Date: September 2, 2016	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer

Date: September 2, 2016	/s/ Robert F. McCullough, Jr.
Robert F. McCullough, Jr.
Chief Financial Officer