Form 10-K/A
period 2015-12-31
Medite Cancer Diagnostics, Inc.
filed 2016-09-07
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

The number of shares of common stock outstanding as of April 12, 2016 was 21,055,990

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 (this "Amendment") to the Annual Report on Form 10-K of MEDITE Cancer Diagnostics, Inc. (the "Company") for the year ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on April 12, 2016, (the "Original Filing"), is being filed to amend and correct certain disclosures in Item 9A regarding the evaluation of our internal controls and procedures.

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

We have carefully assessed our cash flow needs for the period from January 1, 2016 thru April 30, 2017. Based on our assessment , we feel that we have sufficient cash flow, either from operations or in the form of completed or expected to be completed debt/equity raises, to fund our operations for this period and meet all our operating and financial obligations. To that objective, the company expects to consummate a $5.0 million convertible note offering utilizing the services of an investment banker on or about April 30, 2016.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).   Under the supervision and with the participation of its management, including its Chief Executive Officer, who serves as our principal executive officer, and its Chief Financial Officer, who serves as our principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control — Integrated Framework , 2013 . Based on management’s assessment based on the criteria of the COSO, it concluded that, as of December 31, 2015, its internal control over financial reporting is not effective at the reasonable assurance level.

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

MEDITE Cancer Diagnostics, Inc.

By:	/s/ Michaela Ott
Michaela Ott
Chief Executive Officer Principal Executive Officer

Date:	September 7, 2016

By:	/s/ Robert McCullough, Jr.
Robert McCullough, Jr.
Chief Financial Officer
Principal Financial Officer

Date:	September 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michaela Ott	Chief Executive Officer	September 7, 2016
Michaela Ott	(Principal Executive Officer)
and Director

/s/ Michael Ott	Chief Operating Officer and	September 7, 2016
Michael Ott	Director

/s/ Robert McCullough, Jr.	Chief Financial Officer	September 7, 2016
Robert McCullough, Jr.	(Principal Financial Officer) and
Director

/s/ W. Austin Lewis IV	Director	September 7, 2016
W. Austin Lewis IV

/s/ John Abeles, M.D.	Director	September 7, 2016
John Abeles, M.D.

/s/ Augusto Ocana M.D., J.D.	Director	September 7, 2016
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