Form 10-Q
period 2016-09-30
Medite Cancer Diagnostics, Inc.
filed 2016-11-15
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

COMMON STOCK, $0.001 PAR VALUE, At November 14, 2016: 21,269,307 shares

MEDITE Cancer Diagnostics, Inc. and Subsidiaries

Form 10-Q

For the Quarterly Period Ended September 30, 2016

PART I. — FINANCIAL INFORMATION

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except shares and per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets

Current Assets:
Cash	$32	$587
Accounts receivable, net of allowance for doubtful accounts of $110 and $83 at September 30, 2016 and December 31, 2015, respectively	1,611	1,798
Inventories, net	4,182	3,075
Prepaid expenses and other current assets	122	186
Total current assets	5,947	5,646

Property and equipment, net	1,870	1,941
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	245	273
Total assets	$18,580	$18,378

Liabilities and Stockholders’ Equity

Current Liabilities:
Secured lines of credit and current portion of long-term debt	$3,398	$2,857
Notes due to employees, current portion	696	202
Accounts payable and accrued expenses	3,066	3,032
Advances – related parties	152	70
Total current liabilities	7,312	6,161

Long-term debt, net of current portion	78	121
Notes due to employees, net of current portion	166	725
Deferred tax liability – long-term	2,205	2,205
Total liabilities	9,764	9,212

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding (liquidation value of all classes of preferred stock $2,510 and $2,442 as of September 30, 2016 and December 31, 2015, respectively)	962	962
Common stock, $0.001 par value; 35 million shares authorized, 21,269,307 and 21,055,990 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	21	21
Additional paid-in capital	8,888	8,340
Treasury stock	(327)	(327)
ccumulated other comprehensive loss	(377)	(609)
Retained earnings (accumulated deficit)	(351)	779
Total stockholders’ equity	8,816	9,166

Total liabilities and stockholders’ equity	$18,580	$18,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except shares and per share amounts)

	Three Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)

Net sales	$2,339	$2,662
Cost of revenues	1,336	1,493
Gross profit	1,003	1,169

Operating expenses
Depreciation and amortization expense	53	30
Research and development	305	222
Selling, general and administrative	860	785
Total operating expenses	1,218	1,037

Operating income (loss)	(215)	132

Other expense (income)
Interest expense	170	46
Other expenses (income)	(72)	11
Total other expenses	98	57

Income (loss) before income taxes	(313)	75

Income tax expense (benefit)	(7)	16
Net income (loss)	(306)	59

Preferred dividend	(23)	(23)

Net loss to common stockholders	$(329)	$(36)

Condensed statements of comprehensive loss
Net income (loss)	$(306)	$59
Other comprehensive income (loss)
Foreign currency translation adjustments	177	(170)

Comprehensive loss	$(129)	$(111)

Loss per share
Basic and diluted loss per share	$(0.02)	$-
Weighted average basic and diluted shares outstanding	21,269,307	20,484,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except shares and per share amounts)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)

Net sales	$7,286	$7,081
Cost of revenues	4,095	4,028
Gross profit	3,191	3,053

Operating expenses
Depreciation and amortization expense	154	95
Research and development	1,086	825
Selling, general and administrative	2,635	2,191
Total operating expenses	3,875	3,111
Operating loss	(684)	(58)

Other expenses (income)
Interest expense	570	157
Other (income) expenses	(111)	61
Total other expenses	459	218

Loss before income taxes	(1,143)	(276)

Income tax benefit	(13)	(9)
Net loss	(1,130)	(267)

Preferred dividend	(69)	(69)

Net loss to common stockholders	$(1,199)	$(336)

Condensed statements of comprehensive loss
Net loss	$(1,130)	$(267)
Other comprehensive income (loss)
Foreign currency translation adjustments	232	(330)
Comprehensive loss	$(898)	$(597)

Loss per share
Basic and diluted loss per share	$(.06)	$(.01)
Weighted average basic and diluted shares outstanding	21,127,811	20,051,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,130)	$(267)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	154	95
Amortization of debt discount and debt issuance costs	358	-
Changes in assets and liabilities:
Accounts receivable, net	187	689
Inventories, net	(1,107)	(746)
Prepaid expenses and other current assets	64	(54)
Accounts payable and accrued liabilities	334	(109)
Net cash provided by (used in) operating activities	(1,140)	(392)

Cash flows from investing activities:
Purchases of equipment	(25)	(19)
Decrease in other assets	28	(154)
Net cash provided by (used in) investing activities	3	(173)

Cash flows from financing activities:
Net advances (repayments) on lines of credit and long-term debt	313	(791)
Repayment of notes due to employees	(62)	(228)
Proceeds from sale of common stock, net issuance costs of $28	-	2,056
Net advances (repayments) from related parties	82	(25)
Net cash provided by financing activities	333	1,012

Effect of exchange rates on cash	249	(330)
Net increase (decrease) in cash	(555)	117
Cash at beginning of year	587	230

Cash at end of the period	$32	$347

Supplemental disclosure of cash flow information:
Cash paid for interest	$140	$103
Cash paid for income taxes	$8	$68

Supplemental schedule of non-cash financing activity:
Conversion of preferred stock to common stock	$-	$525
Settlement of liabilities through issuance of common stock	$210	-
Reclassification of warrant liability to additional paid in capital	$90	$-
Issuance of warrants on secured promissory notes classified as additional paid-in capital and debt discount	$248	$-

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

MEDITE is a medical technology company specialized in the development, manufacturing, and marketing of molecular biomarkers, premium medical devices and consumables for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. The Company has 78 employees in three countries, a distribution network to about 70 countries and a wide range of products for anatomic pathology, histology and cytology laboratories is available for sale.

Note 2.	Summary of Significant Accounting Policies

            Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended September 30, 2016 and 2015 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K for the year ended December 31, 2015 filed on April 12. 2016 and the Company’s Form 10-K/A filed on September 6, 2016 and other filings with the Securities and Exchange Commission.

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At September 30, 2016, the Company’s cash balance was $32,000 and its operating losses for the year ended December 31, 2015 and for the nine months ended September 30, 2016 have used most of the Company’s liquid assets and the negative working capital has grown by approximately $.8 million from December 31, 2015 to September 30, 2016.  Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company believes some portion of the liabilities with employees will be settled in stock.  Management is actively seeking forms of debt and equity financing. The Company is currently negotiating with certain parties whose obligations are due in the next twelve months to extend payment terms beyond one year. The Company is working on extending its payment terms on employee notes, raising additional equity and refinancing debt and other notes.  In addition, the Company may need to slow the pace of some of their new product rollouts.  If management is unsuccessful in obtaining new forms of debt or equity financing, they will begin negotiating with some of their major vendors and lenders to extend the terms of their debt and also evaluate certain expenses that have been implemented for the Company’s growth strategy.   However, there can be no assurance that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

The Company derives its revenue primarily from the sale of medical products and supplies for the diagnosis and prevention of cancer. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred or risk of loss transfers to the customer; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. The Company generates the majority of its revenue from the sale of inventory. For its German subsidiaries, the Company and its customers agree in the sales contract that risk of loss and title transfer upon the Company packing the items for shipment, segregating the items packaged and notifying the customer that their items are ready for pickup. The Company records such sales at time of completed packaging and segregation of the items from general inventory and notification has been confirmed by the customer. The Company’s revenues are primarily concentrated in the United States, Europe, primarily in Germany and Poland, and China.

Shipping and handling costs are included in cost of goods sold and charged to the customers based on the contractual terms.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method (FIFO) and market is based generally on net realizable value.   Inventories consists of parts inventory purchased from outside vendors, raw materials used in the manufacturing of equipment; work in process and finished goods. Management reviews inventory on a regular basis and determines if inventory is still useable. A reserve is established for the estimated decrease in carrying value for obsolete inventory.

Foreign Currency Translation

The accounts of the U.S. parent company are maintained in United States Dollar (“USD”). The functional currency of the Company’s German subsidiaries is the EURO (“EURO”). The accounts of the German subsidiaries were translated into USD in accordance with Financial Accounting Standards Board (FASB) ASC Topic 830, “Foreign Currency Matters.” In accordance with FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity was translated at the historical rates and statements of operations transactions were translated at the average exchange rate for each period. The resulting translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity

Research and Development

All research and development costs are expensed as incurred. Research and development costs consist of engineering, product development, testing, developing and validating the manufacturing process, and regulatory related costs.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses and secured lines of credit and long-term debt approximate their respective fair values due to their short maturities.   The Company issued warrants during the period ended September 30, 2016. These were recognized at their fair value using Level 3 inputs.  We have not determined the fair value of the Notes Due to Employees or Advances – related parties.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of September 30, 2016 and 2015 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

 In accordance with SEC Accounting Series Release 280, the Company computes its loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from its reported net loss and reports the same on the face of its statement of operations.

Recent Accounting Pronouncements

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 affect only the narrow aspects of Topic 606 that are outlined in ASU 2016-12. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09, which is discussed below. The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements

 In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09, which is discussed below. The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 - “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense. ASU No. 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted).  The Company adopted this ASU No. 2015-03 in its December 31, 2015 consolidated financial statements.  Accordingly, $20,000 of debt issuance costs have been presented on the balance sheet as a direct deduction from the related debt liability as of December 31, 2015. There were no debt issuance costs during the nine months ended September 30, 2016.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this standard are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We are evaluating the effect, if any; adoption of ASU No. 2014-15 will have on our condensed consolidated financial statements.

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

Note 3.	Inventories

The following is a summary of the components of inventories (in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Raw materials	$2,003	$1,170
Work in progress	194	142
Finished Goods	2,036	1,763
Reserve for obsolete inventory	(51)	-
	$4,182	$3,075

During the nine months ended September 30, 2016, the Company recorded a reserve for obsolete inventory of approximately $51,000.  No amounts were reserved for obsolete inventory as of December 31, 2015

Note 4.	Property and Equipment

  The following is a summary of the components of property and equipment as of (in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Land	$215	$209
Buildings	1,193	1,158
Machinery and equipment	1,220	1,196
Office furniture and equipment	240	232
Vehicles	54	53
Computer equipment	91	87
Construction in progress	231	225
Less: Accumulated depreciation	(1,374)	(1,219)
	$1,870	$1,941

Note 5.	Secured Lines of Credit, Long-Term Debt, and Notes Due to Employees

The Company’s outstanding notes payable indebtedness was as follows as of (in thousands):

	September30, 2016 (Unaudited)	December 31, 2015
Hannoversche Volksbank credit line #1	$1,399	$1,120
Hannoversche Volksbank credit line #2	445	383
Hannoversche Volksbank term loan #1	-	61
Hannoversche Volksbank term loan #2	-	24
Hannoversche Volksbank term loan #3	141	182
Secured Promissory Notes	650	500
DZ Equity Partners Participation rights	841	818
Total	3,476	3,088
Discount on secured promissory notes and debt issuance costs	-	(110)
Less current portion of long-term debt	(3,398)	(2,857)
Long-term debt	$78	$121

In July 2006, MEDITE GmbH, Burgdorf, entered into a master line of credit agreement #1 with Hannoversche Volksbank with maximum borrowings of Euro 1.1 million ($1.2 million as of September 30, 2016 which were reduced to Euro 1.1 million ($1.2 million as of September 30, 2016). The credit line was increased to Euro 1.3 million ($1.5 million as of September 30, 2016) in September 2016 without stated maturity date.  Borrowings on the master line of credit agreement #1 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.77 – 8.00% during the period ended September 30, 2016 and the year ended December 31, 2015. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, and a mortgage on the buildings owned by the Company and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of Euro 400,000 ($448,880 as of September 30, 2016). Borrowings on the master line of credit agreement #2 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates ranged from 3.77 – 8.00% during the period ended September 30, 2016 and the year ended December 31, 2015. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and the state of Lower Saxony (Germany) to support high-tech companies in the area.

In December 2006, MEDITE GmbH, Burgdorf, entered into a Euro 500,000 ($561,100 as of September 30, 2016) term loan agreement #1 with Hannoversche Volksbank with an interest rate of 3.4% per annum. The loan has been paid in full as of September 2016. The term loan was guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and a mortgage on the property of the Company.

In June 2006, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($448,880 as of September 30, 2016) term loan #2 with Hannoversche Volksbank with an interest rate of 3.6 % per annum. The loan was paid back in full as of June 2016. The term loan was guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and was collateralized by subordinated assignments of all of the receivables and inventories of MEDITE GmbH, Burgdorf and also had a subordinated pledge of share term life insurance policies.

        In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($448,880 as of September 30, 2016) term loan #3 with Hannoversche Volksbank with an interest rate of 4.7% per annum. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of Euro 13,890 ($15,587 as of September 30, 2016). The term loan is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and is collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

                In March 2009, the Company entered into a participation rights agreement with DZ Equity Partners in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million, ($1.7 million as of September 30, 2016) in two tranches of Euro 750,000 each, ($841,650 as of September 30, 2016). The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matures at the time the German financial statements for the year ended December 31, 2016 are issued, anticipated to be May 31, 2017.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven (7) individual accredited investors, one which serves on the Company’s Board of Directors and is the chairman of the Company’s Audit Committee  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”). See Note 8 for further discussion on warrants issued on the Notes.   The Notes matured on March 31, 2016 and were not repaid. Therefore, the Notes were in default on April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants until the principal balance is repaid. See Note 8 for further discussion on Warrants issued on the Notes.  The Notes are secured by the Company’s accounts receivable and inventories held in the United States.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two (2) individual accredited investors, one of which who serves on the Company’s  Board of Directors (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “May Note(s)”) with an interest rate of 15% and warrants to purchase up to an aggregate amount of 150,000 shares of the common stock, par value $0.001 per share, of the Company (the “May Warrant(s)”). The Notes mature on the earlier of the third (3rd) month anniversary date following the Closing Date or August 25, 2016 and were not repaid. The May Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $.80 per share (the “Follow On Warrant”). The May Notes are secured by the Company’s accounts receivable and inventories held in the United States.

The Company engaged TriPoint Global Equities, LLC (the “Agent”) as placement agent in connection with the sale of securities in the offering (the “Offering”) and agreed to pay the Agent (i) cash commissions equal to three percent (3%) of the gross proceeds ($4,500) received by the Company; and (ii) warrants to purchase such number of securities equal to three percent (3%) of the aggregate number of shares of common stock issuable in connection with the Offering (the “Agent Warrant(s)”). The Agent’s Warrants will have the same terms and conditions as the May Warrants purchased by the May Purchasers. At September 30, 2016, a total of 4,500 warrants were issued to TriPoint (See Note 8 for further discussion on warrants).

In November 2015 and February 2016, the Company entered into promissory notes totaling $927,000 with certain employees to repay wages earned prior to December 31, 2014 not paid (“Notes Due to Employees").  The Notes Due to Employees are to be paid monthly through September 2019, with no interest due on the outstanding balances.  The monthly amounts increase over the payment term.  The amounts due become immediately due and payable if payments are more than ten days late either one or two consecutive months as defined in the agreement with the employee.  At September 30, 2016, all Notes Due to Employees, except one, are in default and due on demand. Therefore, the Notes Due to Employees in default are presented as current in the condensed consolidated balance sheets.  Certain employees may convert any of the amounts owed during the duration of the note to equity at a discounted price as defined in the agreement. The Company is currently negotiating with the employees whose notes are in default to extend the payment terms.

Note 6.	Related Party Transactions

Included in advances – related parties are amounts owed to the Company’s former CFO and former CEO and Chairman of the Board of $50,000 and $70,000 at September 30, 2016 and December 31, 2015, respectively. The Company paid $20,000 during the three and nine months ended September 30, 2016, respectively.    At September 30, 2016 and December 31, 2015, the Company owes the former CFO approximately $1 million and $937,000 of unpaid wages and accrued vacation, respectively, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.  Also included in advances – related parties is 20,000 Euros, ($22,444 as of September 30, 2016) and $80,000 related to two short term bridge loans made to the Company by its former CEO and current COO of the Company.  This is an interest-free loan and is to be repaid by the Company before December 31, 2016.

The former CEO and current COO Michaela Ott together with Michael Ott, Chairman of the Board and Chief Executive officer of the Company’s wholly owned subsidiaries Medite Enterprise Inc. and Medite GmbH provided an additional $950,000 in a non-interest bearing short term advance at the end of the first quarter 2015 to the Company. This advance was made pending the share placement and was due on demand and repaid in second quarter of 2015.  Included in accounts payable and accrued expenses at September 30, 2016 and at December 31, 2015, are amounts owed to both the Michaela and Michael Ott totaling approximately $133,000 and $90,000, respectively, of accrued wages and car allowances.

Note 7.	Common Stock

During the nine month period ended September 30, 2016, the Company issued 213,317 shares of common stock to certain members of the Board of Directors and other unrelated parties as consideration for $210,000 of accrued director fees and consulting fees.

Note 8.	Preferred Stock and Warrants

A summary of the Company’s preferred stock as of September 30, 2016 and December 31, 2015 is as follows.

	September 30, 2016 (unaudited)	December 31, 2015
	Shares Issued &	Shares Issued &
	Outstanding	Outstanding
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	198,355	198,355

As of September 30, 2016 and December 31, 2015, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the Financial Accounting Standard Board’s Accounting Standards Codification 260-10-45-11, “Earnings per Share”, these dividends were added to the net loss in the net loss per share calculation.

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
Cumulative dividends in arrears at September 30, 2016 were $586,288

Series C Convertible Preferred Stock

Liquidation Value:	$3.00 per share, $115,000
Conversion Price:	$600 per share
Conversion Rate:	0.0050—Liquidation Value divided by Conversion Price ($3.00/$600)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at September 30, 2016 were $171,538

Series D Convertible Preferred Stock

Liquidation Value:	$10.00 per share, $525,000
Conversion Price:	$1,000 per share
Conversion Rate:	.01—Liquidation Value divided by Conversion Price ($10.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing April 30, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at September 30, 2016 were $0

The Series D Convertible Preferred Stock, including all outstanding accrued dividends of $656,250, was converted to 12,100 shares of the Company’s common stock during the year ended December 31, 2015.

Series E Convertible Preferred Stock

Liquidation Value:	$22.00 per share, $418,488
Conversion Price:	$800.00 per share
Conversion Rate:	.0275—Liquidation Value divided by Conversion Price ($22.00/$800)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at September 30, 2016 were $631,548

Warrants outstanding

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2015	400,808	$2.29	—	5.18
Granted	734,500	$0.80	—	5.00
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2016	1,135,308	$1.15	—	4.58

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

The secured promissory notes issued December 31, 2015 as discussed in Note 5 matured on March 31, 2016 and were not repaid.  Therefore, the secured promissory notes were in default as of the April 1, 2016.  The Company agreed to pay the Purchasers 10% of the $500,000 principal balance in warrants for the months of April 2016 until September 2016.  Therefore, for these months, the Company issued an aggregate 300,000 warrants and recorded interest expense related to the issuance of these warrants, attributable to the secured promissory notes of approximately $105,000. The Company continues to be in default and anticipates issuing additional warrants attributed to this default until such time as the Company can repay the debt or complete the contemplated offering discussed below under Subsequent Events (See Note 10).

 In connection with the secured promissory notes issued on May 25, 2016, as discussed in Note 5, the Company issued an aggregate of 150,000 warrants to purchase shares of common stock with a par value of $0.001 for $0.80 per shares.    The warrants are exercisable for a period of five (5) years.

At May 25, 2016, the Company determined the fair value of the warrants issued with the secured promissory notes using the Black Scholes pricing model and the following assumptions:  an interest free rate of 1.33%, volatility of 50% and a remaining term of 5 years. Based on information known at May 25, 2016, the Company priced the warrants with an assumed stock and exercise price of $0.80. At May 25, 2016, the fair value of the warrants of $51,000 was recorded as a discount on the related secured promissory notes and additional paid-in capital. During the three months and nine months ended September 30, 2016 $31,000 and $51,000 of the discount on debt has been amortized into interest expense, respectively.  The aggregate fair value amount of $51,000 warrants for all the notes has been fully amortized into interest expense at September 30, 2016. The secured promissory notes issued May 25, 2016 as discussed in Note 5 matured on August 25, 2016 and were not repaid.  Therefore, the secured promissory notes were in default as of the August 26, 2016.  The Company agreed to pay the Purchasers 10% of the $150,000 principal balance in warrants for the months of August 2016 through September 2016.  Therefore, for these months, the Company issued an aggregate 30,000 warrants and recorded interest expense related to the issuance of these warrants, attributable to the secured promissory notes of approximately $11,000. The Company continues to be in default and anticipates issuing additional warrants attributed to this default until such time as the Company can repay the debt or complete the contemplated offering (See Also Note 10).

Note 9.	Commitments and Contingencies

The Company leases 12 vehicles for sales and service employees, delivery and other purposes with varying expiration date through September 2019. The current minimum monthly payment for these vehicle leases is $5,961

The Company has several operation leases for office, laboratory and manufacturing space. The Company’s operating lease for one of its German facilities can be cancelled by either party with a 3 months’ notice, its Poland facility can be terminated by either party with a six month notice. Monthly rent payments for the German and Poland facilities are Euro 6,200 ($6,950 as of September 30, 2016) and PLN 6,240 ($1,646 as of September 30, 2016), respectively. The Company’s laboratory facility in Chicago, IL terminates June 30, 2018 and requires monthly payments of $1,175. The Company also sublease its former Chicago laboratory facility for $3,948 per month. The lease for this facility terminates October 31, 2016 and requires monthly rent payments of $4,526. The Company’s Orlando facility has escalating rents ranging from $2488 to $2,563 per month and terminates July 31, 2018. The total aggregate monthly lease payments (net of the sublease) required on these leases is $12,837.

The Company signed a note with its current accountants in the amount of approximately $185,000 for audit and review services provided through June 30, 2016.  The Company agreed to pay an initial installment of $30,000 upon signing the agreement and $10,000 a month commencing September 2016. The remaining balance is due upon the initiation of the December 31, 2016 audit and no later than December 31, 2016. All amounts owed to the Company's accountants as of September 30, 2016 have been included in accounts payable and accrued expenses on the consolidated balance sheets. The total amount due on the note is $155,000 at September 30, 2016 and an additional $38,000 for quarterly filings and fees outstanding as of September 30, 2016.

Note 10.	Subsequent Events

On October 26, 2016, the Board of Directors (the “Board”) of the Company held a meeting whereby it accepted the resignation of Michaela Ott as Chief Executive Officer of the Company, effective immediately. Michaela Ott was then appointed by a unanimous vote of the Board to the position of Chief Operating Officer of the Company upon the same terms and conditions as her current employment, to serve until her resignation or removal.

Further, the Board also accepted the resignation of Michael Ott as Chief Operating Officer of the Company, effective immediately. Mr. Ott shall remain the Chief Executive Officer of the Company’s wholly owned subsidiaries, MEDITE Enterprises, Inc., and MEDITE GmbH, and CytoGlobe, GmbH.

 The Board further accepted the resignation of Robert F. McCullough, Jr. as Chairman of the Board and unanimously elected Michael Ott to the position of Chairman of the Board to serve until such time as his resignation or removal.

 On November 5, 2016, The Board of the Company held a special meeting and dismissed Robert F. McCullough, Jr. from his position as Chief Financial Officer, Secretary and Treasurer.

The Board, by unanimous consent, appointed David E. Patterson to the position of Chief Executive Officer and Director of the Company to serve until such time as his removal or resignation. Pursuant to Mr. Patterson’s Executive Employment Agreement with the Company, the Commencement Date of Mr. Patterson’s appointment shall be October 31, 2016. He shall receive an annual base salary of $120,000. He shall also be granted 250,000 restricted shares valued at $85,000 of the Company’s common stock (the “Shares”). The Shares will vest in three (3) equal installments on each of the first three annual anniversary dates of Mr. Patterson’s appointment, so long as he remains employed by the Company through each such vesting date. Mr. Patterson shall also be entitled to annual performance bonuses, benefits and vacation in accordance with the Company’s current policy.

The Board further unanimously voted to appoint David E. Patterson to the position of Director of the Company to serve until his resignation or removal.

On November 12, 2016, the Board of the Company held a meeting whereby it appointed our Chief Executive Officer, David E, Patterson, to the position of Chief Financial Officer/Treasurer/Secretary to serve on an interim basis until a suitable permanent replacement is appointed.

On November 2, 2016, the Company filed a Form D Notice of Exempt Offering of Securities for up to $3,000,000. The Company received $306,000, as an initial funding of this offering at $0.50 a share, 613,830 shares of common stock issued. The offering is subject to a up to 7.5% commission paid to their broker/dealers. plus warrants of 7.5% coverage at $0.50 conversion price per share, with a term of 5 years. The Company has an agreement with one broker/dealer to provide 7% commission paid in cash to them plus warrants of 50% coverage at $0.50 conversion price per share, with a term of 5 years. Total cash commissions paid was $22,484. As of November 14, 2016, these shares have not yet been issued but will be issued shortly after this filing.

The Notes discussed in Note 5 above for $500,000 matured on March 31, 2016 and $150,000 matured on August 25, 2016, respectively and were not repaid. Therefore, the Notes were in defaults as of the date of this filing. The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants for the months of October and November 2016 with an aggregate total of 115,000. The Company recorded a discount related to the issuance of these warrants attributed to the secured promissory note default of approximately $40. The Company determined the fair value of the warrants issued with the secured promissory notes using the Black Scholes pricing model and the following assumptions:  an interest free rate of 1.33%, volatility of 50% and a remaining term of 5 years. Based on information known at each default period, the Company priced the warrants with an assumed stock and exercise price of $0.80. This discount will be amortized into interest expense during the period of default. As of the date of this filing, the Company had not issued the October warrants totaling 15,000 to the $150,000 secured promissory note holders or the November warrants totaling 50,000 to the $500,000 secured promissory note holders.

Note 11.	Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Poland		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Assets	$11,416	$11,826	$6,911	$6,357	$253	$195	$18,580	$18,378
Property and equipment, net	$72	$84	$1,795	$1,853	$3	$4	$1,870	$1,941
Intangible assets	$10,518	$10,518	$-	$-	$-	$-	$10,518	$10,518

Revenue Segment Information Three Months Ended September 30:

	United States		Germany		Poland		Total
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$182	$283	$2,137	$2,340	$20	$39	$2,339	$2,662
Net income (loss)	$(376)	$(708)	$70	$223	$-	$(54)	$(306)	$59

	United States		Germany		Poland		Total
Revenues:	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30. 2015
Histology Equipment	$68	$-	$1,337	$1,225	$0	$1	$1,405	$1,226
Histology Consumables	26	39	613	667	20	33	659	739
Cytology Consumables	88	244	187	448	0	5	275	697
Total Revenues	$182	$283	$2,137	$2,340	$20	$39	$2,339	$2,662

Included in Germany are sales of Histology Equipment to China for the three months ended September 30, 2016 of approximately $295 compared to $81 for the same period in 2015.

Revenue Segment Information Nine Months Ended September 30:

	United States		Germany		Poland		Total
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$735	$928	$6,513	$6,114	$38	$39	$7,286	$7,081
Net income (loss)	$(1,353)	$(552)	$314	$339	$(91)	$(54)	$(1,130)	$(267)

	United States		Germany		Poland		Total
Revenues:	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Histology Equipment	$283	$292	$3,901	$3,280	$8	$1	$4,192	$3,573
Histology Consumables	96	152	1,770	1,768	27	33	1,893	1,953
Cytology Consumables	356	484	842	1,066	3	5	1,201	1,555
Total Revenues	$735	$928	$6,513	$6,114	$38	$39	$7,286	$7,081

Included in Germany are sales of Histology Equipment to China for the nine months ended September 30, 2016 of approximately $980 compared to $380 for the same period in 2015.

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

Overview of MEDITE Cancer Diagnostics, Inc.

MEDITE Cancer Diagnostics, Inc. (the “Company”, “it”, “we”, or “us”), formerly CytoCore, Inc., specializes in the development, manufacturing, and marketing of molecular biomarkers, premium medical devices and consumables for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10% and 30%. To use the well-established brand of MEDITE and to have a better description of the Company’s business, the Board approved the name change to “MEDITE Cancer Diagnostics, Inc.” As a result, the Company’s trading symbol was changed to “MDIT”.

In 2015 and 2016 we focused on several growth opportunities including newly developed and patent pending assays, new laboratory devices and several marketing projects like the Chinese standardization projects for histology and cytology.  The Company is optimistic about recent marketing efforts focusing on larger laboratory chains.  The Company has 78 employees in three countries, a distribution network to about 70 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

            After the successful market entrance into China in 2014, the Company increased its revenue in this market to approximately $1 million in 2015, compared to zero in 2014. The Company’s delayed financing has impacted the delivery of sales due to availability of inventory and the needed investment in inventory. The Company originally anticipated sales in 2016 of approximately $2 million with the assumption that the timing of the scheduled capital raise would happen earlier in the year. Due to the delay in the capital raise, the Company is revising its target to $1.3 million. Total sales for the nine months ended September 30, 2016 were approximately $980,000 compared to $380,000 for the same period in 2015.  The Chinese market is growing quickly, and by 2016 the Company expects it will be the largest market for its products. By working with its Chinese distributor, UNIC Medical, the Company has successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices at the end of 2014, and for the Cytology device in 2015. The UNIC Medical sales team is selling MEDITE products in China with increasing volumes.  Also, together with UNIC, we are part of a government supported project to standardize the histology laboratory process in China. UNIC Medical is using MEDITE equipment and consumables for processing, and developing new assays.

On May 31, 2016, UNIC received CFDA approval as a Class I in vitro diagnostic reagent for MEDITE's "SureThin" cell preservation solution.  As China adapts Cytopathology standards across the country, the Company expects 'Liquid Based Cytology Tests (LBC)' will be used for the majority of Pap collections for cervical cancer screening. We are prepared to sell the complete SureThin products, including the already approved Processor to this potential market of 485 million women between the ages of 16 and 64 years of age.

             MEDITE’s Breast Cancer Risk Assessment Product is non-invasive, easy, gentle, and highly sensitive, enabling young women between 20 and 45 years of age to obtain their individual breast cancer risk assessment. An automatic and gentle collection device for breast cells together with a newly developed assay is used to determine a woman’s risk to develop breast cancer.  Knowing the individual breast cancer risk will provide relief to a majority of young women who have no elevated risk of developing breast cancer. For those who have a higher risk, it enables them to monitor that risk closer for earlier treatment, if needed. The earlier a precancerous or cancerous situation is detected, the greater the chance for reducing the fatality rate for these conditions.  Product development of BreastPap continued in 2016, reflecting feedback from doctors’ test use of prototype units’ and doctors office feedback to continuously improve the product prior to launching. During the third quarter, the Company initiated a co-operation with Leibnitz University of Hannover, Germany, on the final design and usability of the BreastPap. The project is scheduled to begin on February 15, 2017. The delay in market introduction is planned by management due to additional quality assurance measures being performed by the Company . The Company’s BreastPap product is a risk assessment tool planned to detect “abnormal” cells contained in the women’s breast aspirant.   Upon detection of abnormal cells, women, based upon their physicians’ advice may be candidates for further diagnostic testing.

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

The Company brought several other innovative products closer to marketability during 2015, and continued during the first and second quarter of 2016 as listed above.  Also, in early 2015, the German priority patent for a fully automated system used in the histology lab, a “Lab-In-One” unit, was granted. This technology, if successfully accepted by the market, has the ability to change the competitive landscape within the industry.

During the first quarter, the Company opened a second German manufacturing facility with approximately 4,000 square feet in Nussloch. This facility is utilizing the local workforce utilizing their experience for the specialized skills required for manufacturing of the newly developed and updated Microtomes product line and the newly developed Cryostat (instruments used for sectioning tissue biopsies).  During the third quarter 2016, the Company manufactured and delivered from order backlog 12 units. The Company began manufacturing the new Cryostat line during the third quarter.

The Company operates in one industry segment for cancer diagnostics instruments and consumables for histology and cytology laboratories.

Definition:	Histology - Cancer diagnostics based on the structures of cells in tissues
Cytology - Cancer diagnostics based on the structures of individual cells

Cancerous and precancerous conditions are defined in terms of structural abnormalities in cells. For this reason, cytology is widely used for the detection of such conditions, while histology is typically used for the confirmation, identification and characterization of the cellular abnormalities detected by cytology. Other diagnostics methods, such as marker-based assays, provide additional information that can supplement, but which cannot replace cytology and histology. The trend towards more personalized treatment of cancer increases the need for cytology, histology and assays for identifying and testing the best treatment alternatives. We believe that this segment will therefore be increasingly important for future development of strategies to fight the “cancer epidemic” (World Health Organization: World Cancer Report 2014), which expects approximately a 50% increase in cancer cases worldwide within the next 20 years.

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

The Company believes the combination of MEDITE Enterprise, Inc. with MEDITE Cancer Diagnostics, Inc.(“Cancer Diagnostics”), Inc. will expedite the development and marketability of Cancer Diagnostic’s cytology products which include collection devices, image analysis software, special stains and immuno-assays. Currently, the launch of new products, the positive impact from several new initiatives, and some recently executed distribution contracts in the United States, Europe and China are primary factors assisting growth.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 12, 2016 and Form 10-K/A filed on September 6, 2016.

Three months ended September 30, 2016 as compared to the three months ended September 30, 2015 (in thousand USD)

Revenue

Revenue for the three months ended September 30, 2016, was $2,339 as compared to $2,662 for the three months ended September 30, 2015.  The 12% revenue decrease primarily relates to the Company’s delays in sales. The Company had over $1 million dollars in backlog which they were not able to fill during the period due to cash constraints.

 Costs of Revenue

Cost of revenues were $1,336, or 57.12% of the revenues for the three months ended September 30, 2016 as compared to $1,493 or 56.09% of the revenues for the three months ended September 30, 2015.  The cost of revenue for the period was slightly higher with prior period percentages compared to revenue.  The overall decrease in cost of revenue relates to higher sales of manufactured instruments with higher gross margins for the period.

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

For the third quarter 2016, research and development expenses increased to $305 compared to $222 for the third quarter 2015.  During 2016, the Company hired a project manager to oversee the planned field study for our newly developed cancer assay in China to shorten the time to market.  The new hire is a German-Chinese PhD in Biochemistry. We expect to continue to expend considerable effort and resources to continue to grow our product offerings.

Selling, General and Administrative

For the third quarter ended September 30, 2016, SG&A expenses were $860 as compared to $785 for the third quarter ended September 30, 2015. The Company has incurred higher costs related to growing the business, in anticipation of the equity financing, including hiring consultants to assist in increasing sales in the United States and evaluating the needs of the Company during 2016.

Operating Loss

The operating loss of $215 for the third quarter of ended September 30, 2016 compared to an operating income of $132 for the third quarter of September 30, 2015 is due primarily to the higher selling, general and administrative expenses and lower revenues for the period discussed above.

Interest Expense

Interest expenses increased by 270% to $170 in the three months ended September 30, 2016 compared to $46 for the three months ended September 30, 2015, due to interest expense attributed to secured promissory notes issued at December 31, 2015 and May 25, 2016, which matured on March 31, 2016 and August 25, 2016, respectively.  These notes bear interest at 15%, or $25 for the three month period ended September 30, 2016.  Further, interest expense includes $56 of the estimated fair value of warrants issued July through September 2016 as a penalty due to a default on the secured promissory notes.. Further, a discount on the May 25, 2016 secured promissory notes in the amount of $31 was amortized into interest expense during the three months ended September 30, 2016. The warrant expense is considered a non-cash settlement on the defaulted Notes.   The effect of the interest, and fair value of the warrants on the secured promissory notes was an effective yield of 68% for the three months ended September 30, 2016.

Net Loss

The net loss for the quarter ended September 30, 2016, totaled $306 as compared to net income of $59 for the quarter ended September, 2015. As noted above, the primary reasons for the loss in the third quarter of 2016 was due to lower revenues, increased selling, general and administrative and interest expense.

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 (in thousand USD)

Revenue

Revenue for the nine months ended September 30, 2016, was $7,286 as compared to $7,081 for the nine months ended September 30, 2015, an increase of 3%. The increase in revenue was due to an increase in $619 of both direct and distributor sales of histology equipment offset by a reduction of, $60 and $354 in histology and cytology consumables during the nine months ended September 30, 2016, respectively.

Costs of Revenue

Cost of revenues were $4,095, or 56.20% of the revenues for the nine months ended September 30, 2016 as compared to $4,028 or 56.88% of the revenues for the nine months ended September 30, 2015.  The cost of goods sold as a percentage of revenue are consistent, year over year.

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

For the nine months ended September 30, 2016, research and development expenses increased to $1,086 compared to $825 for the same period in 2015.  During 2016, the Company hired a project manager to oversee the planned field study for our newly developed cancer assay in China to shorten the time to market.  The new hire is a German-Chinese PhD in Biochemistry. The Company continues to place a high priority to its research and development efforts.

Selling, General and Administrative

For the nine months ended September 30, 2016, SG&A expenses were $,656 as compared to $2,191 for the nine months ended September 30, 2015.  The nine month ended September 30, 2016 compared to the same period in 2015 expense reflects a recovery of bad debts of $101 for 2015 compared to $38 expense for the same period in 2016. The 2016 period included approximately $45 of professional fees attributed to the restatement of the intangible assets and deferred income tax liability in the financial statements for the year ended December 31, 2015 and higher professional fees attributed to increase board fees.  The directors fess were increased from $5,000 a director per quarter to $10,000 a director per quarter, an increase of $60,000. The Company has incurred higher costs related to growing the business, in anticipation of the equity financing, including hiring consultants to assist in increasing sales in the United States and evaluating the needs of the Company.

Operating Loss

The operating loss of $684 for the nine months ended September 30, 2016 compares to an operating loss of $58 for the same period in 2015, and is directly related to higher general and administrative expenses relating to higher selling, general and administrative expenses and higher research and development expenses discussed above, offset by higher revenue.

Interest Expense

Interest expenses increased by 263% to $570 in the nine months ended September 30, 2016 compared to $157 for the nine months ended September 30, 2015 due to the amortization of the debt issuance costs and the debt discount attributed to the secured promissory notes issued at December 31, 2015 and May 25, 2016, which matured on March 31, 2016 and August 24, 2016, respectively.  These notes bear interest at 15%, or $65 for the 2016 period, and the debt issuance costs and debt discount totaled $250 for the nine months ended September 30, 2016 plus the $116 attributed to the warrants issued for the default. The debt issuance costs of $250 and the $108 of warrant expense are considered non-cash settlement on these Notes.

Net Loss

The net loss for the nine month ended September 30, 2016, totaled $1,130 as compared to net loss of $267 for the nine month ended September 30, 2015 is due primary to a higher selling, general and administrative expenses and research and development costs and interest costs attributed to the secured promissory notes discussed above, offset by increases revenues.

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

Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If we are unable to obtain additional capital or generate an increase in profitable sales revenues, we may be required to curtail product development and other activities. At September 30, 2016, the Company had approximately, $1.9 million of accrued liabilities which represents unpaid wages and vacation benefits. At December 31, 2015, the Company refinanced $927,000 of these liabilities through notes due to employees which are payable over a three year period and are convertible into equity at a discount defined in the agreement.   At September 30, 2016, the Company was in default on certain notes with employees due to missed monthly payments. The Company has classified all notes, except one note in default as short-term on the Condensed Balance Sheets.  Included in accounts payable and accrued expenses are accrued salaries and benefit expenses due to our former Chief Financial Officer, Robert F. McCullough, Jr. of $1 million. Also, $133,000 is due to Michaela Ott, currently our COO, and Michael Ott, currently our Chairman of the Board and Chief Executive Officer of two of our wholly owned subsidiaries, for unpaid wages and car allowance and vacation. Michaela Ott has also loaned $102,000 to the Company to be repaid by December 31, 2016. The Company believes executives and employees will work with the Company to ease financial strains emanating from amounts currently due and payable. The Company believes some portion of these liabilities will be settled in the common stock of the Company.

The current level of working capital shortfalls has been partially financed by additional advances on our credit lines with a German bank and from recently issued secured promissory notes.   In order to continue growing the business, the Company is planning to raise additional funds through the sale of equity securities or convertible debt.   The Company is also investigating additional bank financing with European institutions which will increase the availability against current collateral of approximately $5 million.  The Company’s security agreement with its lender has provided borrowings of 35% of our collateralized assets.  The Notes discussed above matured on June 30, 2016 and were not repaid.  Therefore, the Notes were in default as of April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants for the months of April through September 2016 and by the date of this filing, October and November 2016.  Therefore, for the months of April through September 2016, the Company issued 300,000 warrants and recorded interest expense related to the issuance of these warrants, attributable to the secured promissory notes of approximately $105,000. On May 25, 2016, the Company issued $150,000 of additional promissory notes. The May Notes were matured on August 25, 2016. The Company issued warrants for the months of August and September consistent with the terms of the Notes discussed above and by the date of this filing, October 2016 warrants. The Company anticipates that some of the noteholders will convert their matured notes into convertible debt or equity which the company may offer near term. The Company is investigating various sources of debt and equity to assist them in their growth plans and to refinance their maturing debt obligations.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two (2) individual accredited investors  (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “Note(s)”) and warrants to purchase up to an aggregate amount of 150,000 shares of the common stock, par value $0.001 per share, of the Company (the “May Warrant(s)”). The Notes mature on the earlier of the third (3rd ) month anniversary date following the Closing Date, as defined in the Note, or the third (3rd ) business day following the Company’s receipt of funds exceeding one million dollars ($1,000,000) from an equity or debt financing, not including the financing contemplated under the May Purchase Agreement. The Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $.80 per share (the “Follow On Warrant”), in accordance with Article 2 set forth in the Notes. On November 2, 2016, the Company filed a Form D Notice of Exempt Offering of Securities for up to $3,000,000. The Company received $306,000, as an initial funding of this offering at $0.50 a share, 613,830 shares of common stock issued The offering is subject to a up to 7.5% commission paid to their broker/dealers totaling $22,484 plus warrants of 7.5% coverage at $0.50 conversion price per share, with a term of 5 years. The Company has an agreement with one broker/dealer to provide 7% commission paid in cash to them plus warrants of 50% coverage at $0.50 conversion price per share, with a term of 5 years.

In summary, the Company is working on extending its payment terms on employee notes, settling with its former CFO, raising additional equity and refinancing debt and other noteholders.  In addition, the Company has slowed the pace of some of their new product rollouts.  If management is unsuccessful in obtaining new forms of debt or equity financing, they will begin negotiating with some of their major vendors and lenders to extend the terms of their debt and also evaluate certain expenses that have been implemented for the Company’s growth strategy.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result of all these factors and conditions there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Part II. Other Information

Item 1. Legal Proceedings.

MEDITE Lab Solutions, Inc. sold four shipments of CoverTape to Richard-Allan Scientific Company, the Anatomical Pathology Division of Thermo Fisher Scientific Inc. Of those shipments, Richard-Allan refused to pay for $115,275 worth of already-received CoverTape, asserting that the CoverTape was non-conforming, which assertion MEDITE emphatically denies, and for which MEDITE has provided counter-evidence. Richard-Allan also failed to purchase further quantities as agreed between the parties. After attempting to resolve the matter through consultation, MEDITE is prepared to initiate binding arbitration to recover the $115,275 and $1,073,700 contractually available to MEDITE for Richard-Allan's failure to purchase further quantities under the contract, and $72,000 for inventory produced specific to the contractual terms. The Company has reserved a portion of the outstanding balance at December 31, 2015 of $115,275 and of the OEM branded stock of $72,000, pending final resolution of this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ended September 30, 2016, the Company issued 213,317 shares of common stock to certain members of the Board of Directors and other unrelated parties as consideration for $210,000 of accrued director and consulting fees.

On November 2, 2016, the Company filed a Form D Notice of Exempt Offering of Securities for up to $3,000,000. The Company received $306,000, as an initial funding of this offering at $0.50 a share, 613,830 shares of common stock issued The offering is subject to a up to 7.5% commission paid to their broker/dealers totaling $22,484 plus warrants of 7.5% coverage at $0.50 conversion price per share, with a term of 5 years. The Company has an agreement with one broker/dealer to provide 7% commission paid in cash to them plus warrants of 50% coverage at $0.50 conversion price per share, with a term of 5 years.

We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(a)(2) and Regulation D of the Securities Act of 1933, as amended.

During the nine months ended September 30, 2015, the Company sold 711,250 shares of common stock to the President of UNIC Medical, a distributor-customer of the Company, at a per share price of $1.60, pursuant to Regulation S of the Securities Act of 1933. This person is a foreign national.

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

Item 3. Defaults upon Senior Securities.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven (7) individual accredited investors, one which serves on the Company’s Board of Directors and is the chairman of the Company’s Audit Committee  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001 per share, of the Company (the “Warrant(s)”). See Note 8 for further discussion on warrants issued on the Notes.   The Notes matured on March 31, 2016 and were not repaid. Therefore, the Notes were in default on April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants until the principal balance is repaid. See Note 8 for further discussion on warrants issued on the Notes.  The Notes are secured by the Company’s accounts receivable and inventories held in the United States.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two (2) individual accredited investors, one of which who serves on the Company’s  Board of Directors (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “May Note(s)”) with an interest rate of 15% and warrants to purchase up to an aggregate amount of 150,000 shares of the common stock, par value $0.001 per share, of the Company (the “May Warrant(s)”). The Notes mature on the earlier of the third (3rd) month anniversary date following the Closing Date or August 25, 2016 and were not repaid. The May Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $.80 per share (the “Follow On Warrants”).

In November 2015 and February 2016, the Company entered into promissory notes totaling $927,000 with certain employees to repay wages earned prior to December 31, 2014 not paid (“Notes Due to Employees").  The Notes Due to Employees are to be paid monthly through September 2019, with no interest due on the outstanding balances.  The monthly amounts increase over the payment term.  The amounts due become immediately due and payable if payments are more than ten days late either one or two consecutive months as defined in the agreement with the employee.  At September 30, 2016, all Notes Due to Employees are in default and due on demand, except one. Therefore, the Notes Due to Employees in default are presented as current in the condensed consolidated balance sheets.  Certain employees may convert any of the amounts owed during the duration of the note to equity at a discounted price as defined in the agreement. The Company is currently negotiating with the employees whose notes are in default to extend payment terms.

Item 6. Exhibits

Exhibit Number	Description

31.1
Section 302 certification by the principal executive officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2
Section 302 certification by the principal financial officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Section 906 certification by the principal executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Section 906 certification by the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDITE Cancer Diagnostics, Inc.

Date: November 14, 2016	/s/ David E. Patterson
David E. Patterson
Chief Executive Officer

Date: November 14, 2016	/s/.David E. Patterson
David E. Patterson
Chief Financial Officer