Form 10-K
period 2016-12-31
Medite Cancer Diagnostics, Inc.
filed 2017-04-14
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the common stock held by non-affiliates of the Company was $2,747,056, based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $0.57 as reported on the OTC Bulletin Board on June 30, 2016, the last day of the Company’s most recently completed second fiscal quarter. Shares of common stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of April 7, 2017 was 22,421,987

DOCUMENTS INCORPORATED BY REFERENCE

None.

MEDITE CANCER DIAGNOSTICS, INC.
Annual Report on Form 10-K
December 31, 2016

-i-

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

Overview

Overview of MEDITE Cancer Diagnostics, Inc.

MEDITE Cancer Diagnostics, Inc. (the “Company”, “it”, “we”, or “us”), formerly CytoCore, Inc., specializes in the marketing and selling of MEDITE core products (instruments and consumables), manufacturing, development of new solutions in histology and cytology and marketing of molecular biomarkers. These premium medical devices and consumables are for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10% and 30%. The well-established brand of MEDITE Cancer Diagnostics is well received and remains a professional description of the Company’s business. The Company’s trading symbol is “MDIT”.

In 2016 we focused on implementation of several growth opportunities including enhanced distribution of core products through focused sales and distribution channel(s), newly developed and patent pending assays, new laboratory devices and several marketing projects like the Chinese standardization projects for histology and cytology.  The Company is optimistic about recent marketing efforts focusing on larger laboratory chains and other important strategic relationships. The Company has 75 employees in four countries, a distribution network to about 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

The Company successfully sold more internally developed and manufactured devices in 2016 compared to 2015.

After the successful market entrance into China in 2014, the Company’s revenues in this market are approximately $897,000 in 2015 compared to $1 million in 2016. The Company’s delayed financing during 2015 and 2016 has impacted the delivery of sales due to availability of raw materials, parts, and work in progress inventory and the needed investment in that inventory. The Company originally anticipated sales in 2016 of approximately $2 million with the assumption that the timing of the scheduled capital raise would happen earlier in the year. Due to the delay in the capital raise, the Company revised its target to $1.3 million. Total sales for the year ended December 31, 2016 were approximately $1 million compared to $897,000 for the same period in 2015.  The Chinese market is growing quickly, and the Company expects it will be one of two largest markets for its products. By working with its Chinese distributor, UNIC Medical, the Company has successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices at the end of 2014, and for the Cytology device in 2015. The UNIC Medical sales team is selling MEDITE products in China with slightly increasing volumes.  Also, together with UNIC, we are part of a government supported project to standardize the histology laboratory process in China. UNIC Medical is using MEDITE equipment and consumables for processing, and launching new assays. UNIC has taken an active role in branding MEDITE Cancer Diagnostics in China. Medite is working through certain product rollout issues which have impacted its anticipated increase in sales.

On May 31, 2016, UNIC received CFDA approval as a Class I in vitro diagnostic reagent for MEDITE's "SureThin" cell preservation solution.  As China adopts Cytopathology standards across the country, the Company expects 'Liquid Based Cytology Tests (LBC)' will be used for the majority of Pap collections for cervical cancer screening. We are prepared to sell the complete SureThin product line, including the already approved Processor to this potential market of 485 million women between the ages of 16 and 64 years of age. Management anticipates launching the product in China by the third quarter of 2017 and in the U.S. by the fourth quarter of 2017.

The Company’s cytology product line, revenue declined in Europe (non-Gyn and Gyn applications) during 2016 related to a competitive threat that management believes has been alleviated. The Company is in the process of moving forward the submission of an application to the U.S. Food and Drug Administration (“FDA”) for SureThin Gyn applications. Once approved we can compete with some of the dominant suppliers in this $600 million market and target major strategic lab partners. The impact of the gynecology segment SureThin solution in the US and China market will drive significant new revenue and gross margin improvement opportunities in 2017.

The developed and U.S. patented self-collection device SoftKit is targeting the growing POC & POP (point of care or point of people care) market. Growth in this area is due to consumer driven health care requirements and the necessity to support and address incremental patient population needs for screening and on-going diagnostic tests. SoftKit serves as just such a product, addressing this market requirement. SoftKit is planned to be sold through various marketing channels that serve the gynecology physician consumer health and emerging post-acute care as the influence of clinical labs are expanded. Initially the SoftKit is targeted at the uterine cancer/HPV screening market. The next phase of testing will include cervical screening.

Management believes that 2017 developments, allows us to more fully leverage the excellent products and biomarker solutions from CytoCore component of MEDITE. The first entry will be the introduction of SureCyte+ (fluorogenic) instant staining, offering tremendous lab efficiencies and enhanced patient care through the use of SureCyte+. SureCyte+ is the first of many new offering under the SureCyte brand.

MEDITE’s Breast Cancer Risk Assessment Product is non-invasive, easy, gentle, and highly sensitive, enabling young women between 20 and 45 years of age to obtain their individual breast cancer risk assessment. An automatic and gentle collection device for breast cells together with a newly developed assay is used to determine a woman’s risk to develop breast cancer.  Knowing the individual breast cancer risk will provide relief to a majority of young women who have no elevated risk of developing breast cancer. For those who have a higher risk, it enables them to monitor that risk closer for earlier treatment, if needed. The earlier a precancerous or cancerous situation is detected, the greater the chance for reducing the fatality rate for these conditions.  Product development of BreastPap continued in 2016, reflecting feedback from doctors’ test use of prototype units’ and doctor’s office feedback to continuously improve the product prior to launching. During the third quarter, the Company initiated a co-operation with Leibnitz University of Hannover, Germany, on the final design and usability of the BreastPap. The project is scheduled to begin on February 15, 2017. The delay in market introduction by management is due to additional quality assurance measures being performed by the Company as well as insuring that US feedback from providers are considered. The Company’s BreastPap product is a risk assessment tool planned to evaluate the breast cancer risk on certain results based on the treatment.    Upon receiving the results, women, based upon their physicians’ advice may be candidates for further diagnostic testing. The BreatPap will undergo further customer testing in the US and EU markets.

The Company brought several other innovative products closer to marketability during 2015, and continued during 2016 as listed above.  Also, in early 2015, the German priority patent for a fully automated system used in the histology lab, a “Lab-In-One” unit, was granted. This technology, if successfully accepted by the market, has the ability to change the competitive landscape within the industry.

During the first quarter of 2016, the Company opened a second German manufacturing facility with approximately 4,000 square feet in Nussloch. This facility is utilizing the local workforce and their experience for the specialized skills required for manufacturing of the newly developed and updated Microtomes product line and the newly developed Cryostat (instruments used for sectioning tissue biopsies).  During 2016, the Company manufactured and delivered from order backlog 70 units. The Company began manufacturing the new Cryostat line during the first quarter of 2017 and anticipates the first pre serial series to be available before the end of the second quarter.

The Company authorized and completed a reverse split of its common stock of 1:100 to support its present capital needs and future anticipated growth. This reverse split was effective March 12, 2015. As a result of the reverse split, the Company’s issued and outstanding common stock was reduced to 19,427,331 from 1,942,733,100.

In November 2016 MEDITE initiated a $3,000,000 capital raise to support reduction of outstanding liabilities and working capital and to increase infrastructure for innovation and growth. This offering was closed prior to December 31, 2016. In March 2017 the Company initiated a new offering of up to $4,250,000.

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

Recent Developments

On November 2, 2016, the Company filed a Form D Notice of Exempt Offering of Securities for up to $3,000,000 (“$3 Million Form D”). The Company received $411,915, as an initial funding of this offering at $0.50 a share, by selling 823,830 shares of common stock. The offering is subject to a up to 7.5% commission paid to their broker/dealers totaling $30,894 plus warrants of 7.5% coverage at $0.50 conversion price per share, with a term of 5 years. The offering closed prior to December 31, 2016.

The Company filed a Form D on March 7, 2017, initiating a total offering of $4,250,000, of which $25,000 in stock subscription were received by the Company as of December 31, 2016, representing the purchase of 50,000 shares of common stock.

On October 26, 2016, the board of directors appointed David E. Patterson to the position of Chief Executive Officer and Director of the Company. Pursuant to Mr. Patterson’s executive employment agreement with the Company, the commencement date of Mr. Patterson’s appointment was October 31, 2016. He was granted 250,000 restricted shares of the Company’s common stock (the “Shares”). The shares will vest in three equal installments on each of the first three annual anniversary dates of Mr. Patterson’s appointment, so long as he remains employed by the Company through each such vesting date. The Company valued the Shares at $0.50 per share, based on the fair value of the stock on the date of grant. The Company recorded approximately $7,000 of expense related to stock based compensation expense during the year ended December 31, 2016.

During June 2016, the Company issued 292,167 shares of common stock to directors and consultants for accrued fees totaling to $274,870 as follows. The Company issued 68,750, 55,462, 68,750 shares of common stock to our director John Abeles for $55,000, Augusta Ocana for $44,370 and former director Alexander Miley for $55,000, respectively. The Company issued 63,125 shares of common stock to Northlea Partners, LLC, for the accrued fees of $50,500, a Partnership that John Abeles is the General Partner. The Company issued 20,455 shares of common stock for accrued fees of $45,000 and 15,625 shares of common stock for $25,000 of fees to consultants.

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

This segment sees a trend toward, and demand for, higher automation for more throughput in bigger laboratories, process standardization, digitalization of cell and tissue slides and computer aided diagnostic systems, while also looking for cost effective solutions. In the US the Patient Protection and Affordable Care Act (the “Act”) is a national example for the industry. More people have health insurance and therefore can afford early cancer screening, while at the same time the payers for health care continue looking for cost reductions. Management continues to assess the viability of the Act and future regulations regarding the insurability of US citizens and providing lower cost solutions.

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

For the cytology market, MEDITE offers a wide range of consumable products and equipment; in particular for liquid-based-cytology which is an important tool in cancer screening and detection in the field of cervical, bladder, breast, lung and other cancer types. It also developed an innovative, easy to use standardized staining solutions, and a very innovative and effective early cancer detection marker-based assays. These new developments are cost effective solutions able to replace more expensive competitive products, and therefore are also becoming the first choice for the growing demand in emerging countries.

All of the Company’s operations during the reporting period were conducted and managed within this segment, with management teams reporting directly to our Chief Executive Officer. Further during this 2016 period we added key personnel with excellent historical performance in new product commercialization, sales development and internal operations improvement. For information on revenues, profit or loss and total assets, among other financial data, attributable to our operations, see the consolidated financial statements included herein.

Description of Business

MEDITE manufactures, develops, markets and sells a wide range of laboratory devices and consumable supplies for its target market in the histology and cytology cancer diagnostics segment. Therefore, most devices and some consumables are manufactured at its German facility. This facility also acts as central location managing all international sales and logistics outside of the Americas. A direct sales force is employed in Germany, Poland and the U.S, approximately 80 more countries worldwide are covered with an existing and continuously expanding network of independent distributors. In the U.S. MEDITE has established sales and distribution channels that will prioritize its products.

A general goal of MEDITE in sales is to act as a one- stop-shop for its customers. Instrument purchases are usually bigger investments, with prices often above the $50,000 level, which are more seasonal and depend significantly on investment budgets. Therefore, MEDITE also offers to sell the day to day consumables and sees its brand not just on the devices, but also on the supply products.

The U.S. headquarters in Orlando, Florida manages the Company worldwide and is developing, establishing and realizing the strategic goals of the Company. It also acts as distributor for the Americas, maintaining a warehouse with instruments, repair parts and consumables available for sale and for warranty obligations to its customers, and taking care of centralized marketing, regulatory issues and finance. A second location in the U.S. operates as our research laboratory for cancer assays and other cytology developments, and is located in the Chicago area.   The facility in Poland functioned as a research and development facility and light manufacturing through mid-2016 and recently began selling the Company’s products as our national direct sales facility,

For sales, MEDITE is targeting three major areas; U.S., Europe and China. While the U.S. is currently the largest potential market for MEDITE products, it is expected that China will experience continued growth through 2017 due to much higher growth rates than Europe and the U.S. are currently experiencing, and the Company expects that trend to continue.

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

For manufacturing of its high quality devices at the German facility, an enterprise resource planning software is used to manage the material flow and production planning for about 6,000 different parts. Management has evaluated and is in the process finalizing its review of a company-wide system anticipated to be implemented by the end of 2017. Due to the wide range of products, the availability of all parts is essential to finish a manufactured product within an acceptable lead time. Smaller equipment items and all consumable products have to be available at any time to guarantee the customer continues to work. Usually orders of these goods are shipped within 24 hours after receiving the order, while for own-manufactured equipment, the delivery times is between 6 to 12 weeks. This is considered acceptable. Final assembly of our many products usually begin after the order is confirmed.

The Company’s strategy is to use its pipeline of newly developed and currently under development of innovative devices, consumables and newly developed assays to set new standards in the industry, create new markets and to take over additional market shares from its competition. These new offerings will further allow MEDITE to develop significant strategic relationships to enhance sales and revenue growth.

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

The next step is the tissue processing (dehydration and fixation), which usually run automatically by the laboratory overnight with no human supervision. MEDITE’s instrument, the TPC15 Duo or Trio, offers a very high capacity of 440 or 660 biopsies per run and also offers two or three independent protocols. Therefore, depending on the size and kind of tissue, it can process simultaneously the different steps, and therefore replacing two or three instruments of similar competitor’s instruments. It also offers a very high level of safety. In the unlikely situation of an error or just a power outage, it has a back-up battery, and the emergency mode puts the biopsies into a safe position. An advantage of this kind if tissue processer is the usability with Xylene replacements like Isoproanol, a second grade alcohol The European Unit is proposing to ban Xylene in laboratories and so the TPC15 is the perfect unit to do so. Competitor systems with pumps have a higher risk in using Isopropanol. The price of the unit is very competitive in its market based on its high capacity.

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

With the paraffin block from the embedding center, the biopsy needs to be sectioned using a microtome. Several types of automation are demanded by the market; on the low end a manual microtome, in the middle a semi-automatic version, and on the high end, a fully automatic microtome. While originally all microtome manufacturers were located in Europe (Germany or UK), today only MEDITE still manufactures its microtomes in Germany. For a microtome, the most critical functionality is extremely precise mechanics able to cut slices of 1 or 2 microns in thickness. Five years ago, MEDITE developed the semi-automatic version M530 first, then the fully automatic version A550 and started in 2014 the development of the manual version M380 – mainly for the Chinese market – which the first production of these units were sold in August 2015. Since 2016, the microtomy manufacturing was setup in a second German facility in Nussloch where the roots of worldwide microtomy was with skilled employees. Since the new versions of all three types of microtomes have been brought to the market with growing success. For China, a special type of manual microtome M380 was developed to perfectly match their usage. As part of tissue sectioning, the freezing microtome, called “cryostat”, is used for fast biopsies when a patient needs a diagnosis immediately e.g. still being in the operational theater. Prototypes of the M630 were tested in the field and the manufacturing of the first set of this big instrument started in 2016 and is expected to be finished for delivery before end of the fourth quarter of 2017. Based on the forecast with direct and incremental sales we expect to sell 75 units within the first year. The Company’s strategic goal for the cryostat is to offer a high quality device for a competitive price to win 20 to 30% of the market (1,500 to 2,500 units annually).

When the sections of the tissue are transferred to a microscopy slide they undergo a staining process with several different protocols depending on the type of tissue. To manage high volumes, robotic multi-staining systems are used. MEDITE offers the most flexible system, TST44, which is computer controlled and can run several staining protocols simultaneously, and its unique feature software can even overtake slower with faster protocols. The maximum capacity is about 400 slides per hour with that system. This robotic stainer has gone through an updating and modernization project during 2016 with an expected completion of the project by the end of 2017. It will get the latest innovative technology software, new color touch screen, new X-Y-Z robotic technology and a modern newly designed case. For higher volume throughput, e.g. for cytology laboratories, MEDITE offers the COT20 linear staining system using a kind of conveyor technology to realize a capacity of over 1,000 slides per hour. Also this high throughput staining equipment will undergo a revision to increase its capacity by 50% to 1,500 slides per hour for the higher demand from larger laboratories until the end of 2017.

Currently, the final step to the process is to place a cover over the tissue on the stained microscope slide to preserve it for many years and make it ready for digital scanning or directly for diagnoses under the microscope by a pathologist. MEDITE therefore offers the RCM9000, the latest version of a stand-alone robotic coverslipper using glass coverslips. Another option MEDITE developed is the ACS720 glass coverslipper which can be connected directly to the TST44 multi-stainer creating a higher level of automation by bridging the former manual step between two separate instruments. This instrument combination is very competitive and more and more public tenders are asking for it. Finally, to also support higher throughput laboratories, MEDITE developed the robotic coverslipper TWISTER using a clear film instead of cover glass. This triples the capacity of a glass coverslipper up to 1,200 slides per hour. The first production of 10 units of this new development are partially sold, and the remaining are to be used for customer demonstrations. The regular serial production is scheduled for the fourth quarter of 2017.

Several smaller devices for stretching, drying, cooling, exhausting, recycling, printing etc. are also manufactured by MEDITE but not specifically described herein. These products are usually competing mainly on price, but quality is still important.

For 2016, MEDITE added to its product portfolio and its 2016 catalogs some equipment to support environmentally friendly laboratories, for example recycling machines for alcohol and xylene as well as a machine for formalin neutralization and dispensing. The Company added a slide printer in 2015 and has added a cassette printer for 2016, offering a further step to digitalization using barcode writing on microscope slides and embedding cassettes. Also stainless steel furniture like grossing stations – used in every anatomic pathology and histology lab - with the option of automatic height adjustment and a very competitive price now can be offered to complete the product portfolio.

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

Cytology

The product strategy of MEDITE in this market is to offer products for the whole process, from cell collection through processing to diagnosis.

Some of the histology processing instruments of MEDITE are also used in cytology labs, like the staining and coverslipping systems.  Characteristics of the sample collected determine the quality of the results of any tests performed on the sample. The sensitivity and/or accuracy of a test is, for example, likely to be reduced if the sample collection device or method does not capture a sufficient amount of the target analyte, alters the analyte of interest, or collects significant quantities of substances that interfere with the analysis. One of the Company’s major areas for product development is in sample collection for specific cells and tissues.

For collecting the cervical cells the Company developed the SoftPAP device for the collection of cervical cell samples that are used in the detection of cervical dysplasia, cancer and human papillomavirus (“HPV”) infections. We believe that SoftPAP, which has been cleared by the Food and Drug Administration (‘FDA”) for sale in the U.S., and is CE Marked for international distribution is positioned as a premium value-added alternative to the spatula, broom and brush-style devices that have traditionally been used for these purposes. Unlike these traditional devices, SoftPAP collects only exfoliated cells and does not scrape, cut or abrade the cervix. This unique sample collection method has been shown in clinical trials to reduce the frequency of false negative and false positive results when the sample is evaluated by cytological methods to detect the presence of dysplasia and cancer. In addition, women have reported that having a cervical sample taken using SoftPAP is more comfortable than when a traditional device is used.

SoftKit is a low cost disposable device for the self-collection of a sample that can be evaluated to provide an assessment of the health of the entire female genital tract. The Company has filed patent applications in multiple countries.   The Company currently is going to finish the final design of SoftKit for the collection of cellular samples that can potentially be screened for a variety of gynecological cancers (including cervical, endometrial, and ovarian), and for the collection of gynecological samples to be tested for the presence of HPV and variety of gynecological cancers and additional indications such as sexually transmitted disease (“STD”) testing. SoftKit addresses a number of market niches and segments that are not supported effectively by SoftPAP or traditional gynecological sampling devices. SoftKit is designed to eliminate the need for assistance from a medical professional when collecting gynecological samples for many screening applications. The Company believes that this feature, in addition to the range of tests that can be performed on a SoftKit sample and SoftKit’s low cost, makes it particularly attractive for use in large scale public health screening programs. We are also investigating the use of SoftKit in an internet-based, fee-for-service testing program outside of the U.S.  A Commercialization Officer was brought in the 4th quarter 2016 to manage its market introduction in the U.S. and worldwide for this innovative product such as SoftKit and other high value solutions.

Cervical cytology specimens are traditionally prepared as “smears” where the cells on the collecting device are literally wiped or smeared onto a microscope slide. In the 1980s, an alternative method, variously called a “monolayer” or “liquid-based” preparation (“LBP”), was introduced. In this method, cells are washed off of the collection device into a preservative solution to form a cell suspension. A portion of this cell suspension is then transferred to a microscope slide. LBPs presently account for about 80% of the cervical cytology slides prepared in the U.S., but despite the technical benefits of LBPs, only about 20% of the cervical cytology slides in the European Union and much lower percentages in the rest of the world are prepared in this manner. The primary limitations to greater adoption of LBPs outside of the U.S. are the high equipment and ancillary supply costs associated with the two predominant LBP methods. With the acquisition of MEDITE, the Company sells two alternative LBP methods product lines, the SureThin line which is competing against the market leader Hologic, and the SafePrep line which is competing against the second largest market player Becton-Dickinson. Both product lines cover the complete set of consumables necessary to preserve, extract and process cells onto a microscopic slide. For the SureThin line, MEDITE also offers a processing device automatically extracting the cells from the preservative vial and transferring it on the slide. Both systems have a significantly lower price than the competition, which is increasingly important for some markets like the US, where a cytology laboratory needs to lower its cost due to lower reimbursement rates. This lower price level itself also creates new markets, where it is now more affordable even to smaller laboratories and can better compete against the traditional Pap smear.

Once a cytology specimen has been deposited onto a microscope slide, it is stained in order to assist the cytologist in detecting and identifying the various features of the deposited cells that are relevant to determining whether the cells are normal, dysplastic or cancerous. The Company is developing several proprietary stains for use in cervical cytology and other screening applications. The new morphology stain is intended for use as a direct replacement for the Pap and H&E stains used in most cytological and histological tests. It will initially be introduced for use in tests where the specimens are evaluated visually with formulations for use with our automated slide imaging and analysis system and possibly also flow cytometer systems to follow.

As mentioned above, we are developing a family of immunocytological assays that combine the measurement of bio molecular cancer markers and cell morphology in a single test. These assays are intended to detect the presence of specific proteins and other markers that are indicative of the presence of a target disease; allow characterization of abnormal cells; or provide an estimate of the risk of disease progression. These assays are specifically designed to be compatible with each other and with our proprietary stains, and may be evaluated using our automated slide imaging and analysis system. An added benefit of our proprietary stains is that after the specimen has been evaluated using these stains, it can be counterstained with Pap stain for conventional confirmation and archiving. Internal laboratory test are showing a very high level of specificity and sensitivity, and the Company currently is preparing a strategy for the clinical evaluation. A system like this has the potential to displace the current expensive HPV testing methods by offering a significantly higher specificity and sensitivity, which management believes offers a significant market opportunity.

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

Over the last few years, the MEDITE developed software for an imaging system for computer aided diagnosis of slides including its new stain SURECYTE and its revolutionary new biomarker-based SURECYTE+ asssays. The intent of a medical screening system like this is to differentiate between patients who show no evidence of the target disease state (“normals”) and those who do (“abnormals”). Patients who have abnormal screening results are offered follow-up testing to confirm, diagnose, classify and determine the extent of disease and, where appropriate, determine the appropriate treatment. Patients who have a normal screening result are not offered these services. In order to allow scarce medical resources to be focused upon those patients having the greatest need, screening programs are structured to differentiate between normal and abnormal patients as accurately, rapidly, reliably and cost effectively as possible.

The Company also is looking at new ways to analyze the SURECYTE data, for example ploidy analysis (popular in China) and micronuclei counting. These have both been touted as alternatives to regular PAP analysis.

The new Software and SURECYTE stain is also expected to work in Non-GYN applications (e.g. lung, bladder, thyroid and other cancers) and being used for Non-GYN imaging together with the SURETHIN consumables and processing units.

This new software will provide a computer aided evaluation on all Non-GYN slides. Currently we are not aware of any other systems available anywhere in the world that can work together with the Company’s new SURECYTE+ assays which provides an assessment of the immune microenvironment.
This new software also adds ploidy analysis to routine morphology-based cytological tests. The utility of ploidy measurement in cytological testing is presently limited by the lack of consistency of conventional morphological stains. This limitation is addressed by our SURECYTE stain in combination with our new software and is expected to be a significant product differentiator. Ploidy will also be a component of many of the SURECYTE+ -based assays that the Company will be using for other cytology’s products.

Although the evaluation of cervical cytology specimens by automated image analysis can be traced back to the 1940s and a number of capable systems have been developed, the FDA has not to date approved any automated image analysis system to “diagnose”, or classify as normal or abnormal, cervical cytology specimens without human intervention. The FDA has, however, approved or cleared several systems including the AccuMed (a corporate predecessor to CytoCore) TracCell™ for use in “mapping” or “location-guided screening”. In these systems, image analysis is used to identify potentially abnormal cells which are then presented to a cytologist for classification. This approach, which has been shown to reduce the time required to differentiate between normal and abnormal specimens, has been increasingly adopted by high volume laboratories, but is presently too expensive for most laboratories. The Company believes that its imager and associated software will be marketable at a price that will be affordable for most laboratories.

The Imager will be optimized for use with the described proprietary stains and assays. As these stains and assays are designed to be more effective in highlighting the cellular abnormalities associated with cancer and precancerous conditions than the traditional Pap and Thionin stains used in conjunction with other automated cytology screening instruments, our imager is expected to deliver superior performance when used in cytological screening applications. The Company has been developing imaging-based automated cytology systems since 1994 and has applied this expertise to the development of the latest generations of Medite software. Present efforts are directed at porting this software to the automated image capture and digitization systems developed by our joint venture with UNIC Medical for sale in the Chinese market and to automated image capture and digitization systems developed by selected other manufacturers for sale in other markets.

Current methods for breast cancer screening primarily comprise manual palpitation of the breast and radiographic methods, including classical radiography and mammography. Regular manual self-examination is recommended for all women, and periodic breast cancer screening using radiography or mammography is recommended for all women over the age of 40 to 45. These methods, however, are widely recognized as not providing the sensitivity needed in order to detect small early stage lesions, and are adversely affected by the presence of high density breast tissue. The high error rates associated with the use of imaging modalities, such as mammography on women having dense breasts (dense breasts being common in women under the age of 40), has led to medical societies and health authorities recommending against the use of these imaging methods when screening a woman under the age of 40 for breast cancer. Since the early 1990’s, it has been known that nipple aspirate fluid (NAF) can be used as a sample in the assessment of a woman’s risk of developing breast cancer, and that this method is applicable to the screening of women who have dense breasts. In our opinion, currently available collection devices for that application offered by the competition lack either usability or market orientation and are much too expensive. Based on the researched market needs the Company started the development of the breast cancer risk assessment device BreastPap. After the acquisition of MEDITE, their engineering team advanced the project and are close to completing the prototype. The goal is to sell to cytology labs, physicians and clinics which then can be forwarded to their gynecologist clients. The gynecologist offices then will offer this test to its female patients in the age of 20 and up. MEDITE therefore will offer the collection device, the consumable set (including hygienic barrier) and also the necessary cancer assay. The newly developed final version of the device is expected to be ready by the end of 2017 for market introduction, starting in Europe. Several cytology laboratories as well as gynecologists have already showed interest in this new product and expect a very good business with it.

Product Development and Research

With the acquisition of MEDITE, the Company currently employs 13 full-time equivalents for software, electrical and mechanical design engineers. The strategic goal is to optimize development processes to shorten the development period and time to market for several ongoing and new R&D projects.

MEDITE’s product development department is including engineering skills and technology in software development, multilayer circuit board design, electrical design, 3-D product design in (using CREO design software), technical regulatory documentation, often individually for different countries worldwide, and quality management based on its ISO certificate.

The main focus of the developing team during 2016 was working on innovative and new products like the cryostat M630, the manual microtome M380, the film coverslipper TWISTER, a cytology processor, the BreastPap and several updates and modernization projects for existing instruments.

In addition, a team of experienced researchers in biochemistry, with successful track records and a very high reputation in that segment, are working on special stains and assays for detection of pre-cancerous and cancerous conditions in cytology and histology. Some of these developed products are currently undergoing the commercialization process, starting with field studies and are expected to be rolled out in the near term.

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

MEDITE’s current and future products will assist in the detection of precancerous and cancerous conditions, and provide the basis for more efficient and cost effective diagnosis.  The net effect of utilizing MEDITE’s anatomic pathology (tissue based) and cytology (cell based) products may result in more lives saved at lower costs.

While distributing currently into approximately 80 countries of the world, the Company’s sales and marketing efforts are in particular focused on the three major markets of U.S., China and Europe.

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

With the new products currently in the late stages of their development and/or regulatory processes, like the SureThin US Gyn application or the SoftKit, the Company is targeting different groups of end-users and establishing the logistics needed to reach and support these users. Similarly, in addition to marketing to laboratories, the SoftKit is expected to be marketed to public health agencies as well as being directly marketed to the patient to motivate them to purchase it on the internet, a pharmacy or similar facility. MEDITE will continue to adjust its marketing to the specific needs of each product group.

For the cytology and histology laboratories, the Company distributes national or international product catalogs each year with a wide overview of the related product lines. These are available in English, German and Polish languages and offered as export catalogs to its international distributors who translate them into the appropriate local languages. The catalogs are sent directly to the laboratories where MEDITE is selling directly. The Company has their products also featured on their websites for sales and distribution of information.

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

Depending on their experience, strength in their local market and potential sales volume, MEDITE uses exclusive or non-exclusive distribution national contracts. Due to the fact that the three major competitors, Leica, Thermo and Sakura, are changing their distribution strategy more towards direct sales, several well established independent distributors with both international and national sales coverage contacted the Company to sell MEDITE products as a priority offering versus other products lines. ..

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

Coupled with these purchasing group opportunities MEDITE in the U.S. has deepened selling and marketing relationships with two major marketing leaders with national distribution channels. One of the companies is a publically traded international firm with a market cap of several billion. MEDITE is their chosen provider of Histology and Cytology solutions. While until now the Company has not realized the full potential of this distribution channel, it is working to gain its share of this market. A second distribution channel in the U.S. is selling MEDITE products through other established sales organizations, utilizing their sales agreements with end users and through their sales representative network. This network is considered an important part of MEDITE’s future sales growth strategy. These various distribution channels are managed by senior experienced sales directors to insure planning and penetration. Thirdly MEDITE will use a direct sales approach, using employed product specialist e.g. in cytology or even using our service employees for technical assistance, training, installation and sales. The channel of directs sales will be increased in the future using the Company’s own employees or sales representatives. A similar approach will be implemented by the second quarter of 2017 in Germany, Europe and the rest of the world.

In Europe, the Company is selling direct in Germany and Poland with employed regional sales representatives and through a network of independent distributors in all other countries. Some of its sales partners are working with MEDITE for more than a decade. Also MEDITE is scheduling several dates for sales training of distributors and technical training for their technical service employees for free each year to keep a high level of experienced staff trained for MEDITE products worldwide, and also to collect feedback for product improvement and development.

For the Chinese market, MEDITE is using a strategic distribution agreement with its local partner UNIC Medical. The major shareholder and president is a professor of pathology and has established a wide network of sales teams in China and other Asian countries. With their help, the brand name MEDITE has attained recognition second in its segment. MEDITE together with UNIC successfully got Chinese FDA approval for all MEDITE histology instruments in 2014 and for the cytology instrument late in 2015. Since then the UNIC team has been increasingly successful is selling MEDITE products in China with sales of about $1 million for 2016. The shared goal in China is to become the market leader in the histology and cytology market.

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

Although Company registration to the ISO 13485 quality system standard is not required for companies selling Class I (lowest risk category) medical devices and products in the EU, such registration is for all practical purposes mandatory for companies selling products in Class II and higher. All products that are presently being sold and a significant portion of those that are in development are currently classified as Class I devices. However, some of our upcoming products are expected to be in Class II or Class IIa and some changes that are being discussed in the EU may, if they come to pass, result in the reclassification of some of our Class I products into Class II. Our quality system is presently registered to ISO 9001 which is the parent standard of ISO 13485. We presently expect that our quality system will be registered to ISO 13485 by December 31, 2017

The CE Mark for a product must be renewed every five years and will generally also require renewal if the requirements imposed by these Directives and standards change. This renewal increases the cost of regulatory compliance. In addition, the specific quality system requirements imposed upon a product are determined by the risk category into which the product is assigned by the applicable Directives. All of our current and planned products are presently considered to be low risk devices and are assigned to Class I which imposes the lowest level of quality system requirements. If a new Company product falls within or a current product is reclassified into a higher risk category, we will incur higher regulatory costs in order to maintain the CE Mark on the affected product(s).

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

The GHTF, which is comprised of representatives from major medical device regulatory agencies such as the FDA, has developed a single unified medical device identification system that will be mandatory as it is implemented worldwide.   These regulations went into effect in many countries during 2014, and went into effect in additional countries by the end of 2016 with a final implementation in 2020. The Company is positioned to comply with these new regulations under this regulation for our current products and have the mechanisms in place to obtain such codes and the registrations of the affected products, if needed, in the future. In a number of countries these regulations include user fees that will increase our cost of regulatory compliance.

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

Cost and Reimbursement

In the U.S., laboratory customers bill most insurers (including Medicare) for screening and diagnostic tests such as the Pap test. Insurers, such a private healthcare insurance or managed care payers, in addition to Medicare, reimburse for the testing, with a majority of these insurers using the annually-set Medicare reimbursement amounts as a benchmark in setting their reimbursement policies and rates. Other private payers do not follow the Medicare rates and may reimburse for only a portion of the testing or not at all. In addition, certain provisions of the Affordable Care Act are expected to significantly affect the reimbursements for many tests and diagnostic procedures. These changes are expected to be introduced over the next years. Certain of the changes that have been proposed under the Affordable Care Act (ACA) would require that the cost effectiveness of novel new products be demonstrated in actual clinical use before Centers for Medicare and Medical Services (“CMS”), the agency that manages Medicare and Medicaid is allowed to provide reimbursement for such products. Historically, however, the medical community has generally been reluctant to adopt, or in some cases even to evaluate, novel products unless reimbursement is available. If these proposed ACA rules go into effect in their present form, it is anticipated that the cost and time required to introduce a novel product into the US market will be substantially increased. The ACA is currently being evaluated for a repeal and replace of the current law. Management is watching closely the impact of some of these changes.

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

The MEDITE enterprise resource planning system is an integrated software that handles sales, material management and production planning. It is also automatically connected to the accounting system, transferring customer and supplier invoices, payments and the material consumption as a just in time controlling tool.  Management has evaluated and is in the process finalizing its review of a company-wide system anticipated to be implemented by the end of 2017.

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

Prior to filing a utility application in the U.S., the Company reviews the application to determine the country or countries in which patent coverage is necessary or desirable to support our business model. If so, a utility patent application is filed through a Patent Cooperation Treaty (“PCT”) receiving office. This approach allows it to select the most appropriate receiving office to perform the initial patentability assessments while providing a single entry point into over 120 national patent offices worldwide. Depending upon the nature of the invention and business considerations, it typically nationalize PCT applications in some number of countries, the number depending upon anticipated market size and the locations of potential competitors.

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

The Company cannot be sure that patents or trademarks issued or which may be issued in the future will provide us with any significant competitive advantages. We cannot be sure any of our patent applications will be granted or that their validity or enforceability will not be successfully challenged. The cost of any patent-related litigation could be substantial even if we were to prevail. In addition, the Company cannot be sure that someone will not independently develop similar technologies or products, duplicate our technology or design around the patented aspects of our products. The protection provided by patents depends upon a variety of factors, which may severely limit the value of the patent protection, particularly in certain countries. We intend to protect much of our core technology as trade secrets, either because patent protection is not possible or, in management’s opinion, would be less effective than maintaining secrecy. However, the Company cannot be sure that our efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently.

Research and Development Expenditures

The Company’s research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize mainly in-house research and development personnel and in some cases external research and development services including collaboration with universities, medical centers and other entities are used if management identifies these relationships to be helpful and efficient.. Our research and development activities are presently conducted in the U.S. and Germany.

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

Working Capital Practices

The Company raised additional cash of $1.355 million from the sale of equity subsequent to December 31, 2016 through the date of this filing. Stock subscriptions totaled $25,000 for January 2017, $405,000 for February 2017, $775,000 for March 2017 and $150,000 through April 10, 2017, a total of $1.355 million to issue 2,710,000 shares of common stock at $0.50. Working capital has improved by approximately $1 million as of the date of this filing.

Management continues to expand its product offerings and has also expanded its sales and distribution channels during 2017.

The Company has settled three of the five employee notes for $330,000 and warrants. The Company has extended the term of the secured promissory notes and has paid $183,000 of the balance outstanding as of the date of this filing and received notice that one noteholder will convert $50,000 into 100,000 shares of common stock at $0.50. Management believes that the remainder of the balance will be settled in some combination of cash and stock.

Management is actively seeking additional equity financing contemplated in the $4.25 million stock purchase agreement. The Company has negotiated with certain parties whose obligations are due in the next twelve months to extend payment terms beyond one year. One lender with an outstanding balance of $789,000 has stated that they will not be able to refinance the debt. The default rate of interest will increase three percent.

At December 31, 2016, the Company’s cash balance was $108,000 and its operating losses for the year ended December 31, 2016 and 2015, have used most of the Company’s liquid assets and the negative working capital has grown by approximately $1.5 million from December 31, 2015 to December 31, 2016.

Accrued salaries, vacation and related expenses at December 31, 2016, includes amounts owed the former CFO approximately $1.1 million and amounts owed to both the Michaela and Michael Ott totaling approximately $156,000.  Included in advances – related parties are amounts owed to the Company’s former CFO of $50,000 at December 31, 2016 and 20,000 Euros, ($21,040 as December 31, 2016) and $75,000 related to two short term bridge loans made to the Company by its former CEO and current COO of the Company. The Company is working with the current executives to establish a payment plan. See further discussion regarding the legal proceedings with the Company’s former Chief Financial Officer.

The Company’s security agreement with its lender has provided borrowings of 35% of our collateralized assets.  The Company continues to look for opportunities to refinance this debt to provide additional liquidity.

If management is unsuccessful in completing its equity financing, they will begin negotiating with some of their major vendors and lenders to extend the terms of their debt and also evaluate certain expenses that have been implemented for the Company’s growth strategy.    However, there can be no assurance that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Employees

As of December 31, 2016, the Company employed a total of 75 employees including 5 trainees, one employee on disability and 5 part time employees which represents 69 full-time-equivalent. None of our employees are members of a labor union.

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

During the fiscal year ended December 31, 2016, the Company had direct foreign operations in Germany, Poland and Austria and distributed to approximately 80 countries in total.

Item 1A.	Risk Factors

Not applicable as Small Business Filer

Item 2.	Properties

The Company occupies a total of 72,513 square feet of property of which 24,324 is leased space. The owned building at the address Wollenweberstrasse 12, 31303 Burgdorf, Germany, has 43,884 square feet. In addition, we occupy a leased neighborhood building with an additional 11,302 square feet in space for manufacturing. This contract has a three month termination clause. Since February 2016, the Company leased a second German manufacturing facility in Nussloch for the microtomy manufacturing with leased space of 4,305 square feet. The headquarter facility at the address 4203 SW 34th Street, Orlando, FL 32811, U.S. with a space of 5,520 square feet is leased until July 31st, 2018 and the research laboratory facility at address Unit 306, 888 E. Belvidere Road, Grayslake, IL 60030, U.S. with 1,904 square feet with a lease expiration of June 30th, 2018. The facility for R&D and some manufacturing in Poland has 5,597 square feet at the address of ul. Zabia 2, 65-158 Zielona Gora, Poland is leased through August 2017, with a six month termination clause. The Company considers our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for our intended purposes and to have capacities adequate to meet current and projected needs for our operations.

The terms of our current leased facilities vary from 3 months’ notice for part of the German operation and 6 month notice for the Poland facility to a term agreement until June 30, 2018, for the laboratory facility in the Chicago area, and until July 31, 2018, for the Orlando facility. The monthly rent for the Orlando facility will increase from $2,488 currently to $ 2,563 per month in the last year of the lease. The previous down town Chicago facility lease terminated on October 30, 2016, with a monthly lease of $4,526 and this facility is subleased for $3,948 per month through the end of the lease.

Item 3.	Legal Proceedings

On November 13, 2016, the Company’s former Chief Financial Officer filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former Chief Financial Officer at December 31, 2016. The Company believes that $836,000 was to be converted into common stock as a condition of the merger agreement at $2.00 a share.

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

Year Ended December 31, 2016	High	Low
1st Quarter	$0.71	$0.26
2nd Quarter	$0.89	$0.39
3rd Quarter	$0.89	$0.48
4th Quarter	$1.15	$0.55

Year Ended December 31, 2015
1st Quarter	$9.00	$1.89
2nd Quarter	$2.40	$1.60
3rd Quarter	$2.40	$1.60
4th Quarter	$1.38	$0.65

Holders

As of April 10, 2017, the Company had approximately 427 record holders of shares of our common stock.

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

The Company has a contingent obligation to pay cumulative dividends on various series of our convertible preferred stock in the aggregate amount of approximately $1,411,946 at December 31, 2016 and $1,320,638 at December 31, 2015, which we intend to settle through the issuance of shares of our common stock, if and when the holders of the preferred shares elect to convert their shares into common stock.

Stock Transfer Agent

MEDITE’s stock transfer agent is Computershare Shareowner Services, 199 Water Street, 26th Floor, New York, New York, 10038 and its telephone number is (212) 805-7100.

Recent Sales of Unregistered Securities

On November 2, 2016, the Company filed a Form D Notice of Exempt Offering of Securities for up to $3,000,000 (“$3 Million Form D”). The Company received $411,915, as an initial funding of this offering at $0.50 a share, by selling 823,830 shares of common stock. The offering is subject to a up to 7.5% commission paid to their broker/dealers totaling $30,894 plus warrants of 7.5% coverage at $0.50 conversion price per share, with a term of 5 years. The offering closed prior to December 31, 2016.

The Company filed a Form D on March 7, 2017, initiating a total offering of $4,250,000, of which $25,000 in stock subscription were received by the Company as of December 31, 2016, representing the purchase of 50,000 shares of common stock.

During June 2016, the Company issued 292,167 shares of common stock to directors and consultants for accrued fees totaling to $274,870 as follows. The Company issued 68,750, 55,462, 68,750 shares of common stock to our director John Abeles for $55,000, Augusta Ocana for $44,370 and former director Alexander Miley for $55,000, respectively. The Company issued 63,125 shares of common stock to Northlea Partners, LLC, for the accrued fees of $50,500, a Partnership that John Abeles is the General Partner. The Company issued 20,455 shares of common stock for accrued fees of $45,000 and 15,625 shares of common stock for $25,000 of fees to consultants.

During 2015, the Company issued 240,625 shares at $1.60 for proceeds of $385,000. On February 23, 2015, Ventana Medical Systems agreed to convert the Series “D” Preferred Stock, Stated and Liquidation value, $525,000 and accrued dividends of $656,250 into 12,100 shares of the Company’s unregistered common stock.

During 2015, the Company issued 1,086,250 shares of common stock at $1.60 for proceeds of $1,739,400 to the President of UNIC Medical of China. UNIC is the Company’s distributor in China and other Asian countries. In addition, the Company issued Michaela Ott and Michael Ott the remaining shares of 156,250 each, total of 312,500 shares, to complete the 15,000,000 shares required in conjunction with a 2014 purchase agreement.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”).  The Notes mature on the earlier of the third month anniversary date following the Closing Date, as defined in the Note, or the third business day following the Company’s receipt of funds exceeding one million dollars from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. The Warrants have an initial exercise price of $1.60 per share, which are subject to adjustment, and are exercisable for a period of five years.  If the Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed.  On March 31, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants until the Notes are repaid.  On March 15, 2016, the Board of Directors approved the renegotiated terms to increase the warrants issued to the Purchasers from a total of 250,000 warrants to 500,000 for certain considerations. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. In January2017 the Company extended the term of the Notes in default on April 1, 2016 to June 30, 2017, reduced the price on the warrants issued from $0.80 to 0.50.

On March 15, 2016, the Board of Directors approved the renegotiated terms with the warrant holders to remove the anti-dilution feature in the Warrants for the warrants received increasing from 250,000 to 500,000 with a fixed exercise price of $0.80 from $1.60 per share. During January 2017, these warrants were amended with a fixed exercise price of $0.50.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two individual accredited investors, one of which who serves on the Company’s  Board of Directors (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “May Note(s)”) with an interest rate of 15% and warrants to purchase up to an aggregate amount of 150,000 shares of common stock, of the Company (the “May Warrant(s)”).  On August 25, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on August 26, 2016. The May Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $0.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $0.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $0.80 per share (the “Follow On Warrant”). The May Notes are secured by the Company’s accounts receivable and inventories held in the United States. In January 2017 the Company extended the term of the Notes in default on April 1, 2016 to June 30, 2017, reduced the price on the warrants issued from $0.80 to 0.50. The secured promissory notes issued December 31, 2015 as discussed above matured on March 31, 2016 and were not repaid.  Therefore, the secured promissory notes were in default as of the April 1, 2016.  The Company agreed to pay the Purchasers 10% of the $500,000 principal balance in warrants for the months of April 2016 until December 2016.  Therefore, for these months, the Company issued an aggregate 600,000 warrants. The Company continues to be in default and anticipates issuing additional warrants attributed to this default until such time as the Company can repay the debt or complete the contemplated offering discussed within.

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

Overview

MEDITE Cancer Diagnostics, Inc. (the “Company”, “it”, “we”, or “us”), formerly CytoCore, Inc., specializes in the marketing and selling of MEDITE core products (instruments and consumables), manufacturing, development of new solutions in histology and cytology and marketing of molecular biomarkers. These premium medical devices and consumables are for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10% and 30%. The well-established brand of MEDITE Cancer Diagnostics is well received and remains a professional description of the Company’s business. The Company’s trading symbol is “MDIT”.

In 2016 we focused on implementation of several growth opportunities including enhanced distribution of core products through focused sales and distribution channel(s), newly developed and patent pending assays, new laboratory devices and several marketing projects like the Chinese standardization projects for histology and cytology.  The Company is optimistic about recent marketing efforts focusing on larger laboratory chains and other important strategic relationships. The Company has 75 employees in four countries, a distribution network to about 70 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

The Company successfully sold more internally developed and manufactured devices in 2016 compared to 2015.

After the successful market entrance into China in 2014, the Company’s revenues in this market are approximately $897,000 in 2015 compared to $1 million in 2016. The Company’s delayed financing during 2015 and 2016 has impacted the delivery of sales due to availability of raw materials, parts, and work in progress inventory and the needed investment in that inventory. The Company originally anticipated sales in 2016 of approximately $2 million with the assumption that the timing of the scheduled capital raise would happen earlier in the year. Due to the delay in the capital raise, the Company revised its target to $1.3 million. Total sales for the year ended December 31, 2016 were approximately $1 million compared to $897,000 for the same period in 2015.  The Chinese market is growing quickly, and the Company expects it will be one of two largest markets for its products. By working with its Chinese distributor, UNIC Medical, the Company has successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices at the end of 2014, and for the Cytology device in 2015. The UNIC Medical sales team is selling MEDITE products in China with slightly increasing volumes.  Also, together with UNIC, we are part of a government supported project to standardize the histology laboratory process in China. UNIC Medical is using MEDITE equipment and consumables for processing, and launching new assays. UNIC has taken an active role in branding MEDITE Cancer Diagnostics in China. Medite is working through certain product rollout issues which have impacted its anticipated increase in sales.

 On May 31, 2016, UNIC received CFDA approval as a Class I in vitro diagnostic reagent for MEDITE's "SureThin" cell preservation solution.  As China adopts Cytopathology standards across the country, the Company expects 'Liquid Based Cytology Tests (LBC)' will be used for the majority of Pap collections for cervical cancer screening. We are prepared to sell the complete SureThin product line, including the already approved Processor to this potential market of 485 million women between the ages of 16 and 64 years of age. Management anticipates launching the product in China by the third quarter of 2017 and in the U.S. by the fourth quarter of 2017.

The Company’s cytology product line, revenue declined in Europe (non-Gyn and Gyn applications) during 2016 related to a competitive threat that management believes has been alleviated. The Company is in the process of moving forward the submission of an application to the U.S. Food and Drug Administration (“FDA”) for SureThin Gyn applications. Once approved we can compete with some of the dominant suppliers in this $600 million market and target major strategic lab partners. The impact of the gynecology segment SureThin solution in the US and China market will drive significant new revenue and gross margin improvement opportunities in 2017.

The developed and U.S. patented self-collection device SoftKit is targeting the growing POC & POP (point of care or point of people care) market. Growth in this area is due to consumer driven health care requirements and the necessity to support and address incremental patient population needs for screening and on-going diagnostic tests. SoftKit serves as just such a product, addressing this market requirement. SoftKit is planned to be sold through various marketing channels that serve the gynecology physician consumer health and emerging post-acute care as the influence of clinical labs are expanded. Initially the SoftKit is targeted at the uterine cancer/HPV screening market. The next phase of testing will include cervical screening.

Management believes that 2017 developments, allows us to more fully leverage the excellent products and biomarker solutions from CytoCore component of MEDITE. The first entry will be the introduction of SureCyte+ (fluorogenic) instant staining, offering tremendous lab efficiencies and enhanced patient care through the use of SureCyte+. SureCyte+ is the first of many new offering under the SureCyte brand.

MEDITE’s Breast Cancer Risk Assessment Product is non-invasive, easy, gentle, and highly sensitive, enabling young women between 20 and 45 years of age to obtain their individual breast cancer risk assessment. An automatic and gentle collection device for breast cells together with a newly developed assay is used to determine a woman’s risk to develop breast cancer.  Knowing the individual breast cancer risk will provide relief to a majority of young women who have no elevated risk of developing breast cancer. For those who have a higher risk, it enables them to monitor that risk closer for earlier treatment, if needed. The earlier a precancerous or cancerous situation is detected, the greater the chance for reducing the fatality rate for these conditions.  Product development of BreastPap continued in 2016, reflecting feedback from doctors’ test use of prototype units’ and doctor’s office feedback to continuously improve the product prior to launching. During the third quarter, the Company initiated a co-operation with Leibnitz University of Hannover, Germany, on the final design and usability of the BreastPap. The project is scheduled to begin on February 15, 2017. The delay in market introduction by management is due to additional quality assurance measures being performed by the Company as well as insuring that US feedback from providers are considered. The Company’s BreastPap product is a risk assessment tool planned to evaluate the breast cancer risk on certain results based on the treatment.    Upon receiving the results, women, based upon their physicians’ advice may be candidates for further diagnostic testing. The BreatPap will undergo further customer testing in the US and EU markets.

The Company brought several other innovative products closer to marketability during 2015, and continued during 2016 as listed above.  Also, in early 2015, the German priority patent for a fully automated system used in the histology lab, a “Lab-In-One” unit, was granted. This technology, if successfully accepted by the market, has the ability to change the competitive landscape within the industry.

During the first quarter of 2016, the Company opened a second German manufacturing facility with approximately 4,000 square feet in Nussloch. This facility is utilizing the local workforce and their experience for the specialized skills required for manufacturing of the newly developed and updated Microtome product line and the newly developed Cryostat (instruments used for sectioning tissue biopsies).  During 2016, the Company manufactured and delivered from order backlog 70 units. The Company began manufacturing the new Cryostat line during the first quarter of 2017 and anticipates the first pre serial series to be available before the end of the second quarter.

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

For the cytology market, MEDITE offers a wide range of consumable products and equipment; in particular for liquid-based-cytology which is an important tool in cancer screening and detection in the field of cervical, bladder, breast, lung and other cancer types. It also developed an innovative, easy to use standardized staining solutions, and a very innovative and effective early cancer detection marker-based assays. These new developments are cost effective solutions able to replace more expensive competitive products, and therefore are also becoming the first choice for the growing demand in emerging countries.

All of the Company’s operations during the reporting period were conducted and managed within this segment, with management teams reporting directly to our Chief Executive Office. For information on revenues, profit or loss and total assets, among other financial data, attributable to our operations, see the consolidated financial statements included herein. Further during this 2016 period we added key personnel with excellent historical performance in new product commercialization, sales development and internal operations improvement.

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

Currently, the Company’s sales primarily are generated in Euro currency. While in 2015 the average USD/Euro exchange rate was approximately 1.1097, it has remained steady to 1.10682 in 2016, a decrease of 0.003, however the end of year conversion rate was 1.05204. MEDITE’s sales in USD were lower on a year over year basis as approximately 80% of our sales currently occurs in Euros. The Company is working to lessen the impact of the Euro’s decline versus the dollar by increasing the percentage of overall product sales in the U.S. and other countries such as China whose currency is not pegged to the Euro.

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

The Company believes that the critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements under Note 2: Revenue recognition, allowance for doubtful accounts, use of estimates and impairments.

Results of Operations

Fiscal Year Ended December 31, 2016 as compared to Fiscal Year Ended December 31, 2015 (Dollars in thousands)
Revenue

Total revenues of $9,238 for the year ended December 31, 2016, compared $9,887 for the year ended December 31, 2015, represented a decrease in revenues of $649 or 6.56%. The Company’s own manufactured instruments increased $168, an increase of 3.8% in 2016, as compared to 2015 revenues. The related histology consumables revenue declined by $355, or 9.9% in 2016 from 2015 level. Cytology products revenue decline by $466, or 24.4% in 2016 compared to 2015. Cash constraints impacted the delivery of owned manufactured equipment, demo equipment and related lower margin consumable supplies from outside suppliers. Specifically, the Company had a backlog as of December 31, 2016 of approximately $1 million. Cytology products were impacted by a competitive threat in Europe which Management believes has been alleviated however impacted sales for the 2016 period.

Costs and Expenses

Cost of Revenues

Cost of revenues represents the cost of the product sold, freight, and other costs of selling our products. Cost of revenues totaled $5,608 (61% of revenue) for the year ended December 31, 2016, compared to $6,084 (62% of revenue) for the year ended December 31, 2015. This mainly resulted from a higher share of sales of own manufactured equipment with slightly higher margins versus merchandise supply goods in 2016 compared to 2015.

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

For the 2016 fiscal year, research and development expenses increased to $1,477 compared $1,278 for 2015. The Company continues to expend resources necessary to continue to grow our product offerings.  The costs increased during 2016 associated with $206 expensed prototypes for the 2016 period.

Selling, General and Administrative

For the year ended December 31, 2016, SG&A expenses were $3,600 compared to $2,947 in 2015, an increase of $653. Professional fees increased approximately $435 associated with audit and quarterly fees, professional fees for accounting and administrative oversight. Salary, wages, commissions and related payroll taxes increased $168 for the 2016 period.

Operating Loss

The operating loss of $1,661 for 2016 compared to $599 in 2015 is due to the lower sales due to significant backlogs at December 31, 2016, lower contribution on sales and higher selling, general and administrative, and research and development expenses for the year ended December 31, 2016 as discussed above.

Interest Expense, net

Interest expense was $694 for 2016 compared to $204 in 2015, an increase of $490 related to the interest expense of promissory notes issued in December 2015 and May 2016 totaling $231, including debt discount amortization. The year ended December 31, 2015 did not have any related interest expense, loan fees or penalty warrants for secured promissory notes or employee notes.

Income Tax

The income tax expense in 2015 was primarily the result of recording a reduced tax asset for the German Subsidiary MEDITE GmbH for its profit in 2015. Overall the Company is recording income tax (benefit) expense of $(132) for 2016, compared to $78 for the year ended December 31, 2015.

Net Loss

The net loss for the year ended December 31, 2016, was $2,163 compared to the year ended December 31, 2015, of $859 is due to the lower net contribution on sales and higher selling, general and administrative and interest expense for the year ended December 31, 2016, as discussed above.

Liquidity and Capital Resources

For the year ended December 31, 2016, we used net cash in operations of approximately $1.1 million compared to $388 for the same period in 2015. During 2016, cash used in operations consisted of loss from operations, offset by non-cash transactions for warrants issued related to secured promissory notes. Collections for accounts receivable, higher accounts payable and accrued expense balances offset by increased balances in inventory contributed to the use of funds for the 2016 period. During 2015, cash used in operations consisted of the loss for the period offset by operations comprised of collections on accounts receivable for the period, reductions in inventories offset by higher payments on accounts payable and accrued expenses.

For the year ended December 31, 2016, net cash used in investing activities were $115 compared to $354 for the same period in 2015.  The improvement in this activity relates to lower purchases of equipment in 2016 compared to 2015.

For the year ended December 31, 2016, financing activities provided $700 compared $1,712 for the same period in 2015. The Company sold 873,830 shares of common stock for $406 during the fourth quarter of 2016, net of $31 of issuance costs. In May 2016, the Company issued $150 of additional secured promissory notes. In 2015, the Company raised $385 in a second offering. The Company issued 1,086,250 shares of common stock at $1.60 for proceeds of $1,739 to the President of UNIC Medical of China is the Company’s distributor in China and other Asian countries. On December 31, 2015, the Company received $500 for secured promissory notes.

In 2016, the Company’s lines of credit and term notes funded $135 and in 2015 repaid $802.    During 2015, MEDITE GmbH reduced its outstanding indebtedness under its master credit line with Hannoversche Volksbank from Euro 1.8 million ($1.9 million as of December 31, 2016) to Euro 1.3 million ($1.4 million as of December 31, 2016). The remaining line of credit of Euro 1.1 million ($1.2 million as of December 31, 2016) has no maturity date and the Company believes that the bank will continue working with the Company as it attempts to raise additional capital resources through debt or equity. Should the bank look for additional reductions to the Company’s line of credit, the Company believes that it can obtain bank financing elsewhere at equivalent terms or if necessary raise the funds needed through operations. The balance at December 31, 2016 of this master credit line is $46 below the required balance.

The Company must contemplate continuation as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At December 31, 2016, the Company’s cash balance was $108,000 and its operating losses for the year ended December 31, 2016 and 2015, have used most of the Company’s liquid assets and the negative working capital has grown by approximately $1.5 million from December 31, 2015 to December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company raised additional cash of $1.355 million from the sale of equity subsequent to December 31, 2016 through the date of this filing. Stock subscriptions totaled $25,000 for January 2017, $405,000 for February 2017, $775,000 for March 2017 and $150,000 through the April 10, 2017, a total of $1.355 million to issue 2,710,000 shares of common stock at $0.50. Working capital has improved by approximately $1 million as of the date of this filing.

The Company has settled three of the five employee notes for $330,000 and warrants. The Company has extended the term of the secured promissory notes and has paid $183,000 of the balance outstanding as of the date of this filing and received notice that one noteholder will convert $50,000 into 100,000 shares of common stock at $0.50. Management believes that the remainder of the balance will be settled in some combination of cash and stock.

Management is actively seeking additional equity financing contemplated in the $4.25 million stock purchase agreement. The Company has negotiated with certain parties whose obligations are due in the next twelve months to extend payment terms beyond one year. One lender with an outstanding balance of $789,000 has stated that they will not be able to refinance the debt. The default rate of interest will increase three percent.

Accrued salaries, vacation and related expenses at December 31, 2016, includes amounts owed to the former CFO approximately $1.1 million and amounts owed to both the Michaela and Michael Ott totaling approximately $156,000.  Included in advances – related parties are amounts owed to the Company’s former CFO and former CEO and Chairman of the Board of $50,000 at December 31, 2016, and 20,000 Euros, ($21,040 as December 31, 2016) and $75,000 related to two short term bridge loans made to the Company by its former CEO and current COO of the Company. The Company is working with the current executives to establish a payment plan. See further discussion regarding the legal proceedings with the Company’s former Chief Financial Officer.

The Company’s security agreement with its lender has provided borrowings of 35% of our collateralized assets.  The Company continues to refinance this debt to provide additional liquidity.

Management continues to expand its product offerings and has also expanded its sales and distribution channels during 2017.

If management is unsuccessful in completing its equity financing, they will begin negotiating with some of their major vendors and lenders to extend the terms of their debt and also evaluate certain expenses that have been implemented for the Company’s growth strategy.    However, there can be no assurance that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 8.                                 Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto for the years ended December 31, 2016 and 2015, together with the reports of our Independent Registered Public Accounting Firms are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9.                                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On January 5, 2017, upon the recommendation of the Company’s Audit Committee, the Board of Directors of the Company dismissed WithumSmith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm.

The report of Withum on the Company’s consolidated financial statements for the fiscal year ended December 31, 2015, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2015, (1) there were no disagreements with Withum on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Withum, would have caused Withum to make reference to the matter in its report and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).

On January 11, 2017 (the “Engagement Date”), upon the recommendation of the Company’s Audit Committee, the Board of Directors of the Company engaged KMJ Corbin & Company LLP (“KMJ”) as the Company’s independent registered public accounting firm, beginning with the period ended December 31, 2016.

During the Company's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Company nor anyone on its behalf consulted KMJ regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

As of December 31, 2016, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  As a result of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” below.

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).   Under the supervision and with the participation of its management, including its Chief Executive Officer, who serves as our principal executive officer, and its Chief Financial Officer, who serves as our principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, it concluded that, as of December 31, 2016, its internal control over financial reporting is not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Background

Item 9B	Other Information

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

On November 5, 2016, The Board of the Company held a special meeting and dismissed Robert F. McCullough, Jr. from his position as Chief Financial Officer, Secretary and Treasurer. On December 5, 2016, the Company issued and Information Statement, to holders of the Company’s outstanding common stock, as of the close of business on November 22, 2016, pursuant to Rule 14c−2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of the Information Statement was to inform the common stockholders that we have obtained the written consent of the holders of the majority of the issued and outstanding shares of our Common Stock, to remove Robert F. McCullough, Jr., effective immediately, from the position of Director of the Company.

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

PART III

To be incorporated with amended filing by April 30, 2017.

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

3.15*	Certificate of Amendment to Certificate of Incorporation of the Company, dated February 18, 2016, and filed with the State of Delaware on February 19, 2016.

10.1	Form of Securities Purchase Agreement dated May 25, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 27, 2016)

10.2*	Form of Securities Purchase Agreement dated December 7, 2016

14.1
Code of Ethics and Business Conduct of Officers, Directors and Employees of CytoCore, Inc.   (incorporated herein by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004)

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDITE Cancer Diagnostics, Inc.

By:	/s/ David Patterson
David Patterson
Chief Executive Officer Principal Executive Officer

Date:	April 14, 2017

By:	/s/ David Patterson.
David Patterson.
Chief Financial Officer
Principal Financial Officer

Date:	April 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Patterson	Chief Executive Officer	April 14, 2017
David Patterson	(Principal Executive Officer)
and Director

/s/ Michaela Ott	Chief Operating Officer and	April 14, 2017
Michaela Ott	Director

/s/ David Patterson.	Chief Financial Officer	April 14, 2017
David Patterson	(Principal Financial Officer) and
Director
/s/ Michael Ott	Chairman of the Board and	April 14, 2017
Michael Ott	Director

/s/ W. Austin Lewis IV	Director	April 14, 2017
W. Austin Lewis IV

/s/ John Abeles, M.D.	Director	April 14, 2017
John Abeles, M.D.

/s/ Augusto Ocana M.D., J.D.	Director	April 14, 2017
Augusto Ocana
/s/ Eric Goehausen	Director	April 14, 2017
Eric Goehausen

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MEDITE Cancer Diagnostics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MEDITE Cancer Diagnostics, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MEDITE Cancer Diagnostics, Inc. and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, negative working capital has increased during the year ended December 31, 2016 and has a cash balance of approximately $108,000 as of December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
April 14, 2017

REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MEDITE Cancer Diagnostics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MEDITE Cancer Diagnostics, Inc. and Subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ WithumSmith+Brown, PC
Orlando, Florida

April 14, 2016

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current Assets:
Cash	$108	$587
Accounts receivable, net of allowance for doubtful accounts of $123 and $83	1,346	1,798
Inventories	3,811	3,075
Prepaid expenses and other current assets	79	186
Total current assets	5,344	5,646

Property and equipment, net	1,557	1,941
Acquired In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	351	273
Total assets	$17,770	$18,378

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,306	$3,032
Secured lines of credit and current portion of long-term debt	3,214	2,857
Notes due to employees, current portion	681	202
Advances – related parties	146	70
Total current liabilities	7,347	6,161

Long term debt, net of current portion	60	121
Notes due to employees, net of current portion	135	725
Deferred tax liability – long-term	2,205	2,205
Total Liabilities	9,747	9,212

Commitments and Contingencies

Stockholders’ Equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding as of December 31, 2016 and 2015 (liquidation value of all classes of preferred stock $2,533 and $2,442 as of December 31, 2016 and 2015, respectively)	962	962
Common stock, $0.001 par value; 35,000,000 shares authorized, 22,421,987 and 21,055,990 issued and outstanding as of December 31, 2016 and 2015, respectively	23	21
Additional paid-in capital	9,366	8,340
Stock subscription	25
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(642)	(609)
(Accumulated deficit) retained earnings	(1,384)	779
Total stockholders’ equity	8,023	9,166

Total liabilities and stockholders’ equity	$17,770	$18,378

The accompanying notes are an integral part of these consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015

Net sales	$9,238	$9,887
Cost of revenues	5,608	6,084
Gross profit	3,630	3,803

Operating Expenses:
Depreciation and amortization expense	214	177
Research and development	1,477	1,278
Selling, general and administrative	3,600	2,947
Total operating expenses	5,291	4,402
Operating loss	(1,661)	(599)

Other Expenses:
Interest expense, net	(694)	(204)
Other income	60	22
Total other expenses, net	(634)	(182)

Loss before income tax(benefit) expense	(2,295)	(781)

Income tax(benefit)expense	(132)	78
Net loss	(2,163)	(859)
Preferred dividend	(91)	(78)
Net loss available to common stockholders	$ (2,254)	$(937)

Consolidated Statements of Comprehensive Loss
Net loss	$ (2,163)	$ (859)
Other comprehensive loss
Foreign currency translation adjustments	(33)	(460)
Comprehensive loss	$ (2,196)	$(1,319)

Loss Per Share
Net loss available to common stockholders	$(2,254)	$(937)
Basic and diluted loss per share	$(0.11)	$(0.05)
Weighted average basic and diluted shares outstanding	21,423,535	20,194,732

The accompanying notes are an integral part of these consolidated financial statements.

 MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
	Preferred Stock		Common Stock				Additional		Retained Earnings	Accumulated Other Comprehensive	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Stock	(Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit)	(Loss)	Equity

December 31, 2014	373,355	$1,487	19,427,331	$19	(19,209)	$(327)	$ 5,763	$-	$ 1,638	$ (149)	$8,431

Conversion of Preferred Shares – Series D	(175,000)	(525)	12,100	-	-	-	525	-	-	-	-
Sale of Common Stock	-	-	1,326,875	2	-	-	2,052	-	-	-	2,054
Issuance of remaining shares Relating to merger	-	-	312,500	-	-	-	-	-	-	-	-
Adjustment	-	-	(22,816)	-	-	-	-	-	-	-	-
Other comprehensive loss	-	-		-	-	-	-	-	-	(460)	(460)
Net loss	-	-		-	-	-	-	-	(859)	-	(859)
December 31, 2015	198,355	962	21,055,990	21	(19,209)	(327)	8,340	-	779	(609)	9,166
Reclassification of warrant liability	-	-	-	-	-	-	90	-	-	-	90
Issuance of warrants on secured promissory notes for debt discount and penalties	-	-	-	-	-	-	278	-	-	-	278
Issuance of common stock for compensation based awards	-	-	250,000	-	-	-	7	-	-	-	7
Sale of common stock, net	-	-	823,830	1	-	-	380	-	-	-	381
Common stock subscription	-	-	-	-	-	-	-	25			25
Issuance of common stock for services	-	-	292,167	1	-	-	271	-	-	-	272
Other comprehensive income	-	-	-	-	-	-	-	-	-	(33)	(33)
Net loss	-	-	-	-	-	-	-	-	$ (2,163)	-	(2,163)
December 31, 2016	198,355	$962	22,421,987	$23	(19,209)	$(327)	$ 9,366	$25	$ (1,384)	$ (642)	$ 8,023

The accompanying notes are an integral part of these consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (2,163)	$(859)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	214	177
Allowance for bad debt	100	80
Expensed development costs	234	-
Deferred tax expense	-	78
Estimated fair value of warrants issued in connection with debt	368	--
Amortization of debt issuance costs	20	--
Stock-based compensation	7	-
Changes in operating assets and liabilities:
Accounts receivables	314	113
Inventories	(841)	340
Prepaid expenses and other assets	99	(32)
Accounts payable and accrued expenses	557	(285)
Net cash used in operating activities	(1,091)	(388)

Cash flows from investing activities:
Purchase of other assets	-	(146)
Purchases of equipment	(115)	(208)
Net cash used in investing activities	(115)	(354)

Cash flows from financing activities:
Net advances (repayments) on secured lines of credit	135	(802)
Proceeds from sales of common stock, net	381	2,054
Proceeds from stock subscription	25	-
Proceeds from secured promissory notes	150	500
Net advances (repayments) of related party advance	81	(40)
Repayment of notes to employees	(72)	-
Net cash provided by financing activities	700	1,712

Effect of exchange rates on cash	27	(613)
Net increase (decrease) in cash	(479)	357
Cash at beginning of year	587	230

Cash at end of the year	$108	$587

Supplemental disclosure of cash flow information:
Cash paid for interest	$179	$197
Cash paid for income taxes	$8	$77
Supplemental disclosure of non-cash investing and financing activities:
Settlement of liabilities through issuance of common stock	$ 272	$-
Issuance of warrants related to secured promissory notes classified as warrant liability and discount on secured promissory notes	$-	$90
Reclassification of warrant liability	$90	$-
Debt issuance costs included in accounts payable and accrued expenses	$-	$20
Conversion of accrued wages into notes to employees	$-	$927
Conversion of preferred stock to common stock	$-	$525
Reclassification of notes to employees to accrued expenses	$ 39	$ -

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

In April 2014, the stockholders of the Company consummated a transaction in which 100% of the issued and outstanding shares of MEDITE Enterprise, Inc. were acquired by CytoCore, Inc. in exchange for the issuance by CytoCore, Inc. of 14,687,500 shares of its common stock to the stockholders of the Company. The result of this transaction was for the Company and its wholly owned subsidiaries to become wholly owned subsidiaries of CytoCore, Inc., a U.S. public company. In addition, the stockholders of the Company became the majority owners of CytoCore, Inc., which resulted in the transaction being accounted for as a reverse merger, in which the financial statements of MEDITE Enterprise, Inc. and its subsidiaries became those of CytoCore, Inc., now MEDITE Cancer Diagnostics, Inc.

MEDITE is a medical technology company specializing in the development, engineering, manufacturing and marketing of premium medical devices and consumables for detection, risk assessment and diagnosis of cancer and related diseases. By acquiring MEDITE the Company changed from solely research operations to an operating company with 75 employees in four countries, a distribution network to about 80 countries worldwide, a well-known and established brand name, a wide range of selling products and the established infrastructure necessary for a company acting in the medical industry.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At December 31, 2016, the Company’s cash balance was $108,000 and its operating losses for the year ended December 31, 2016 and 2015 have used most of the Company’s liquid assets and the negative working capital has grown by approximately $1.5 million from December 31, 2015 to December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company raised additional cash of $1.355 million from the sale of equity subsequent to December 31, 2016 through the date of this filing. Stock subscriptions totaled $25,000 for January 2017, $405,000 for February 2017, $775,000 for March 2017 and $150,000 through April 10, 2017, a total of $1.355 million to issue 2,710,000 shares of common stock at $0.50. Working capital has improved by approximately $1 million as of the date of this filing.

The Company has settled three of the five employee notes for $330,000 and warrants. The Company has extended the term of the secured promissory notes and has paid $183,000 of the balance outstanding as of the date of this filing and received notice that one noteholder will convert $50,000 into 100,000 shares of common stock at $0.50. Management believes that the remainder of the balance will be settled in some combination of cash and stock.

Management is actively seeking additional equity financing contemplated in the $4.25 million stock purchase agreement. The Company has negotiated with certain parties whose obligations are due in the next twelve months to extend payment terms beyond one year. One lender with an outstanding balance of $789,000 has stated that they will not be able to refinance the debt. The default rate of interest will increase three percent.

Accrued salaries, vacation and related expenses at December 31, 2016, includes amounts owed the former CFO of approximately $1.1 million and amounts owed to both the Michaela and Michael Ott totaling approximately $156,000.  Included in advances – related parties are amounts owed to the Company’s former CFO of $50,000 at December 31, 2016 and 20,000 Euros, ($21,040 as December 31, 2016) and $75,000 related to two short term bridge loans made to the Company by its former CEO and current COO of the Company. The Company is working with the current executives to establish a payment plan. See further discussion regarding the legal proceedings with the Company’s former Chief Financial Officer.

The Company’s security agreement with its lender has provided borrowings of 35% of our collateralized assets.  The Company continues to refinance this debt to provide additional liquidity.

Management continues to expand its product offerings and has also expanded its sales and distribution channels during 2017.

If management is unsuccessful in completing its equity financing, management will begin negotiating with some of the Company's major vendors and lenders to extend the terms of their debt and also evaluate certain expenses that have been implemented for the Company’s growth strategy.    However, there can be no assurance that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: Summary of Significant Accounting Policies

Principle of Consolidation, Basis of Presentation and Significant Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Significant assumptions consist of the allowance for doubtful accounts, valuation of inventories, useful lives of property and equipment, recoverability of long-lived assets, valuation of stock-based transactions, derivative instruments and deferred tax asset valuations, sales returns and warranties. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Revenue Recognition

The Company derives its revenue primarily from the sale of medical products and supplies for the diagnosis and prevention of cancer. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred or risk of loss transfers to the customer; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. The Company generates the majority of its revenue from the sale of inventory. For certain sales, the Company and its customers agree in the sales contract that risk of loss and the transfer of title occur upon the Company packing the items for shipment, segregating the items packaged and notifying the customer that their items are ready for pickup. The Company records such sales at time of completed packaging and segregation of the items from general inventory and notification has been confirmed by the customer.

Shipping and handling costs are included in cost of goods sold and charged to the customers based on the contractual terms.

Cash

The Company’s bank deposit account balances may at times exceed federally insured limits.  The Company has not experienced, nor does it anticipate, any losses in such accounts.

Allowance for Doubtful Accounts

The Company generally provides for an allowance against accounts receivable for an amount that could become uncollectible. Such receivables are reduced to their estimated net realizable value. The Company estimates this allowance based on the aging of the accounts receivable, historical collection experience and other relevant factors.

The Company evaluates the collectability of its receivables at least quarterly, using various factors including the financial condition and payment history of customers, an overall review of collections experience on accounts and other economic factors or events expected to affect the Company’s future collection experience.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in first out method (FIFO) and market is based generally on net realizable value. Inventories consists of parts purchased from outside vendors, raw materials used in the manufacturing of products; work in process and finished goods. Management reviews inventory on a regular basis and determines if inventory is still useable. A reserve is established for the estimated decrease in carrying value for obsolete or excess inventory. Once a reserve is established, it is considered a permanent adjustment to the cost basis of the obsolete or excess inventory.

Warranty

The Company provides a warranty on all equipment sold for a period of one year from date of sale. The Company recognizes warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company’s cost of revenue and the warranty reserve is included in accounts payable and accrued expenses and is recorded when revenue is recognized.  The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts as necessary.

The Company has a warranty reserve of $27,000 and $49,000 as of December 31, 2016 and 2015, respectively.

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

Foreign Currency Translation

The accounts of the U.S. parent company are maintained in United States Dollar (“USD”). The functional currency of the Company’s German subsidiaries is the EURO (“EURO”). The accounts of the German subsidiaries were translated into USD in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters.” In accordance with FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet dates, stockholders’ equity was translated at the historical rates and statements of operations transactions were translated at the average exchange rate for each year. The resulting translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company recognized $3,000 of net losses related to foreign currency exchange transactions for the years ended December 31, 2016.

Advertising

The Company expenses the cost of advertising and promotional costs at the time the expense is incurred. Advertising and promotional costs for the years ended December 31, 2016 and 2015 was $54,000 and $54,000, respectively.

Research and Development

All research and development costs are expensed as incurred. Research and development costs consist of engineering, product development, testing, developing and validating the manufacturing process, and regulatory related costs.

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) that the Company acquired through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, MEDITE will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company tests IPR&D for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results. At December 31, 2016 and 2015 the Company tested for impairment and determined that the valuation was adequate and no impairment was deemed necessary.

Impairment of Long-Lived Assets

The Company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the long-lived asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the long-lived asset is impaired, then the entity is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the long-lived asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with FASB ASC Subtopic 350-30.

Goodwill

Goodwill is recognized for the excess of consideration paid over the amounts assigned to assets acquired and liabilities assumed in a business combination.  The Company’s goodwill relates to the reverse merger that occurred on April 3, 2014.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Unless events or circumstances have changed significantly, we generally do not re-test at year end assets acquired from a business combination in the year of acquisition.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable and accrued expenses, secured lines of credit and long-term debt, notes due to employees, advances to related party and warrant and derivative liabilities. The carrying value for all such instruments except notes due to employees, advances to related party and derivative liabilities approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its notes due to employees and advances to related party due to the related party nature of such instruments and because instruments similar to these instruments could not be found. The Company’s warrant and derivative liabilities are recorded at fair value (see Notes 5 and 8).

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

Debt Issuance Costs and Debt Discount

Debt issuance costs and debt discounts are recorded net of debt in the consolidated balance sheets. Amortization expense of debt issuance costs and debt discounts is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying consolidated statements of operations.

Derivative Instruments

The Company accounts for free-standing derivative instruments and hybrid instruments that contain embedded derivative features as either assets or liabilities in the consolidated balance sheets and are measured at fair value with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

The Company estimates the fair value of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. The Company generally uses the Black-Scholes-Merton option pricing model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in fair value during a given financial quarter would result in the application of non-cash derivative income.

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method and the if-converted method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2016 and 2015 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

In accordance with SEC Accounting Series Release 280, the Company computes its income or loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from its reported net loss and reports the same on the face of its consolidated statements of operations.

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

The Company follows the guidance of FASB ASC 740-10 which relates to the Accounting for Uncertainty in Income Taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This guidance prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including presenting cost of revenues outside of operating expenses and including gross profit in the consolidated statement of operations and combining stock issuance costs with proceeds from sales of common stock in the consolidated statement of cash flows.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the impact of the updated guidance for the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 affect only the narrow aspects of Topic 606 that are outlined in ASU 2016-12. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements of ASU 2014-09, which is discussed above. The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements of ASU 2014-09, which is discussed above. The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We adopted this pronouncement effective December 31, 2016 and have included disclosure in Note 1 to our consolidated financial statements based upon ASU No. 2014-15.

In March 2016, the FASB issued ASU No. 2016-07, “Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for years beginning after December 15, 2016. We are currently evaluating the impact of this ASU to our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 is effective for annual and interim periods beginning after December 31, 2016. The Company does not expect this amendment to have a material impact on its consolidated financial statements.

NOTE 3: Inventories

The following is a summary of the components of inventories (in thousands):

	December 31,	December 31,
	2016	2015
Raw materials	$1,309	$1,170
Work in progress	203	142
Finished goods	2,299	1,763

	$3,811	$3,075

Some of the raw materials are manufactured subcomponents utilized in finished goods.

NOTE 4: Property and Equipment

The following is a summary of the components of property and equipment as of (in thousands):

	December 31,	December 31,
	2016	2015
Land	$202	$209
Building	1,120	1,158
Machinery and equipment	1,198	1,196
Office furniture and equipment	225	232
Vehicles	62	53
Computer equipment	87	87
Construction in progress	-	225
Less: Accumulated depreciation	(1,337)	(1,219)
	$1,557	$1,941

Depreciation and amortization expense, including amounts in other assets for the years ended December 31, 2016 and 2015 were $214,000 and $177,000, respectively.

NOTE 5: Secured Lines of Credit, Long-Term Debt, and Notes Due to Employees

Our secured lines of credit and long-term debt were as follows as of (in thousands):

	December 31,	December 31,
	2016	2015
Hannoversche Volksbank credit agreement #1	$1,321	$1,120
Hannoversche Volksbank credit agreement #2	397	383
Hannoversche Volksbank term loan #1	-	61
Hannoversche Volksbank term loan #2	-	24
Hannoversche Volksbank term loan #3	117	182
Secured Promissory Notes	650	500
DZ Equity Partners Participation rights	789	818
Total	3,274	3,088
Discount on secured promissory notes and debt issuance costs	-	(110)
Less current portion of long-term debt	(3,214)	(2,857)
Long-term debt	$60	$121

In July 2006, MEDITE GmbH, Burgdorf, entered into a master line of credit agreement #1 with Hannoversche Volksbank. The line of credit was amended in 2012 and was later amended in 2015, in which the credit line availability was reduced to Euro 1.1 million ($1.16 million as of December 31, 2016). During 2016 the line of credit availability was increased to Euro 1.3 million ($1.37 million as of December 31, 2016). Borrowings on the master line of credit agreement #1 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.75 – 8.00% during the year ended December 31, 2016. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, and a mortgage on the building owned by the Company and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of Euro 400,000 ($420,800 as of December 31, 2016). Borrowings on the master line of credit agreement #2 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates ranged from 3.90 – 8.00% during the year ended December 31, 2016. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and the state of Lower Saxony (Germany) to support high-tech companies in the area.

In December 2006, MEDITE GmbH, Burgdorf, entered into a Euro 500,000 ($526,000 as of December 31, 2016) term loan #1 with Hannoversche Volksbank with an interest rate of 3.4% per annum. The term loan matured in September 2016 and required semi-annual principal payments of approximately Euro 27,780 ($29,225 as of December 31, 2016). The term loan was guaranteed by Michaela Ott and Michael Ott, stockholders of the Company and a mortgage on the building owned by the Company.  This loan matured and was repaid during the year ended December 31, 2016.

In June 2006, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($420,800 as of December 31, 2016) term loan #2 with Hannoversche Volksbank with an interest rate of 3.6 % per annum. The term loan matured as of June 2016 and required 18 semi-annual principal repayments of approximately Euro 22,220 ($23,375 as of December 31, 2016). The term loan was guaranteed by Michaela Ott and Michael Ott, stockholders of the Company and was collateralized by subordinated assignments of all of the receivables and inventories of MEDITE GmbH, Burgdorf and also had a subordinated pledge of share term life insurance policies. The loan matured and was repaid during the year ended December 31, 2016.

In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($420,800 as of December 31, 2016) term loan #3 with Hannoversche Volksbank with an interest rate of 4.7% per annum. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of Euro 13,890 ($14,612 as of December 31, 2016). The term loan is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and is collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

In March 2009, the Company entered into a participation rights agreement with DZ Equity Partners (“DZ”) in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million, ($1.6 million as of December 31, 2016) in two tranches of Euro 750,000 each ($789,000 as of December 31, 2016). The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matured on December 31, 2016, however the Notes are not considered in default until May 2017, when the German financial statements are due to be filed. The Company has initiated discussions with DZ to renegotiate the terms of the agreement or to convert any part of the balance into stock. DZ has stated that they will not be able to refinance the debt. The default rate of interest will increase three percent.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”) with an initial exercise price of $1.60 per share, subject to adjustment and are exerciseable for a period of five years.  On March 15, 2016, the Board of Directors approved renegotiated terms to increase the warrants issued to the Purchasers from a total of 250,000 warrants to 500,000 and fixed the exercise price of the warrants to $0.80. The Notes mature on the earlier of the third month anniversary date following the Closing Date, as defined in the Note, or the third business day following the Company’s receipt of funds exceeding one million dollars from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by the Company’s accounts receivable and inventories held in the United States.  If the Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed.  On March 31, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants until the Notes are repaid.  During the year ended December 31, 2016, the Company issued 450,000 warrants in connection with the default provisions, which were valued at $130,387 and recorded as interest expense in the consolidated statement of operations. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. In January 2017, the Company extended the term of the Notes in default on April 1, 2016 to June 30, 2017 and reduced the price on the warrants issued from $0.80 to $0.50. See Note 13.

On December 31, 2015, the Company recorded a discount related to the issuance of warrants attributed to the Notes of approximately $90,000.  The discount was amortized to interest expense over the three month term of the Notes.  See Note 8 relating to the warrants issued in conjunction with the Notes.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two individual accredited investors, one of which who serves on the Company’s  Board of Directors (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “May Note(s)”) with an interest rate of 15% and warrants to purchase up to an aggregate amount of 150,000 shares of common stock, of the Company (the “May Warrant(s)”).  The May Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $0.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $0.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $0.80 per share (the “Follow On Warrant”). The May Notes are secured by the Company’s accounts receivable and inventories held in the United States. The Company recorded a debt discount of $51,000 related to the relative fair value of the warrants on the date of the May Purchase Agreement, which was amortized to interest expense in the consolidated statement of operations during the year ended December 31, 2016. If the May Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed. On August 25, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on August 26, 2016. The Company agreed to pay the Purchasers 10% of the principal balance of the May Notes in warrants until the May Notes are repaid.  During the year ended December 31, 2016, the Company issued 75,000 warrants in connection with the default provisions, which were valued at $17,627 and recorded as interest expense in the consolidated statement of operations. In January 2017 the Company extended the term of the Notes in default on April 1, 2016 to June 30, 2017 and reduced the price on the warrants issued from $0.80 to $0.50. See Note 13.

The Company engaged TriPoint Global Equities, LLC (the “Agent”) as placement agent in connection with the sale of securities in the offering (the “Offering”) and agreed to pay the Agent (i) cash commissions equal to three percent of the gross proceeds ($4,500) received by the Company; and (ii) warrants to purchase such number of securities equal to three percent of the aggregate number of shares of common stock issuable in connection with the Offering (the “Agent Warrant(s)”). The Agent’s Warrants will have the same terms and conditions as the May Warrants purchased by the May Purchasers. At December 31, 2016, a total of 4,500 warrants were issued to TriPoint (See Note 8 for further discussion on warrants).

In November 2015 and February 2016, the Company entered into promissory notes totaling $927,000 with certain employees to repay wages earned prior to December 31, 2014 not paid (“Notes Due to Employees").  The Notes Due to Employees are to be paid monthly through September 2019, with no interest due on the outstanding balances.  The monthly amounts increase over the payment term.  The amounts due become immediately due and payable if payments are more than ten days late either one or two consecutive months as defined in the agreement with the employee.  At December 31, 2016, all Notes Due to Employees, except one, were in default and due on demand. Therefore, the Notes Due to Employees in default are presented as current in the consolidated balance sheets.  Certain employees may convert any of the amounts owed during the duration of the note to equity at a discounted price as defined in the agreement. The terms provided for the shares issued in a 2014 Agreement to be adjusted in the event equity shares were sold below $1.60 a share. The estimated fair value of the conversion feature was determined to be insignificant as of the agreement date and throughout the year ended December 31, 2016. Subsequent to December 31, 2016, the Company negotiated with the employees whose notes were in default. The Company has agreed to pay approximately $330,000 to settle three of these promissory notes and issue approximately 1,029,734 warrants to purchase shares of the Company’s common stock at $0.50 a share with a term of 5 years. The conversion feature was eliminated effective December 31, 2016. See Note 13 for discussion of the subsequent events for further discussion on the settlement.

On February 12, 2016, one of the Purchasers of a $100,000 secured promissory note and holder of 50,000 (increased to 100,000 warrants as of December 31, 2016) warrants to purchase shares of common stock at the time of his election, was elected to the Board of Directors to serve as Director and Chairman of the Company’s audit committee.

At the time of the merger, the Company owed its then CEO and Chairman of the board approximately $121,700.

During 2016 and 2015, the Company paid to its former Chief Financial Officer, Robert McCullough $20,000 and $40,000, respectively, and imputed $0 and $1,700, respectively of non-cash interest expense on this advance.

The following table summarizes the maturities of the Company’s outstanding secured lines of credit and long-term debt at December 31, 2016 ($1,503 of secured line of credit have no maturity date but considered here as due in 2017) and Notes Due to Employees, at December 31, 2016 (in thousands):

Year	Secured Lines of Credit and Long-Term Debt	Notes Due to Employees
2017	$3,214	$681
2018	60	90
2019	-	45
Total	$3,274	$816

NOTE 6: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following at December 31:

	2016	2015
	(in thousands)
Accounts payable	$1,093	$652
Accrued franchise taxes	342	342
Accrued directors fees	55	90
Accrued professional fees	135	469
Warranty reserve	27	49
Accrued salaries, vacation and related expenses	1,335	1,152
Warrant liability	-	90
Other accrued expenses	216	188
Total accounts payable and accrued expenses	$3,306	$3,032

Note 7: Related Party Transactions

 Included in advances – related parties are amounts owed to the Company’s former CFO and former CEO and Chairman of the Board of $50,000 and $70,000 at December 31, 2016 and 2015, respectively. The Company paid $20,000 during the year ended December 31, 2016.  Also included in advances – related parties is 20,000 Euros, ($21,040 as December 31, 2016) and $75,000 related to two short term bridge loans made to the Company by its former CEO and current COO of the Company.  The loans noted above are interest-free loans. The Company is working with the current executives to establish a payment plan.

The former CEO and current COO, Michaela Ott together with Michael Ott, Chairman of the Board and Chief Executive officer of the Company’s wholly owned subsidiaries Medite Enterprise Inc. and Medite GmbH, provided an additional $950,000 in a non-interest bearing short term advance at the end of the first quarter 2015 to the Company. This advance was made pending the share placement and was due on demand and repaid in second quarter of 2015.

 Accrued salaries, vacation and related expenses at December 31, 2016 and 2015, includes amounts owed to the former CFO approximately $1.1 million and $937,000, respectively, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Accrued salaries, vacation and related expenses at December 31, 2016 and 2015, also includes amounts owed to both the Michaela and Michael Ott totaling approximately $156,000 and $90,000, respectively. See further discussion in Note 11 regarding the legal proceedings with the Company’s former Chief Financial Officer.

NOTE 8: Stockholders’ Equity

In February 2015, the Company received approval for and affected a 1:100 reverse split of its common stock. These financial statements reflect the reverse split since inception of the Company.

 Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	For the Years Ended December 31,
	2016	2015
Basic and Diluted:
Reported net loss (in thousands)	$(2,163)	$(859)
Less unpaid and undeclared preferred stock dividends	(91)	(78)
Net loss applicable to common stockholder	$(2,254)	$(937)

Weighted average common shares outstanding	21,423,535	20,194,732
Net loss per common share	$(0.11)	$(0.05)

Because the following instruments would be anti-dilutive at all times presented, the potentially issuable common stock from warrants to purchase a total of 1,396,161 with an weighted average exercise price of $1.08 at December 31, 2016 and a total of 400,808 shares with a weighted average exercise price of $2.29 at December 31, 2015 and preferred stock convertible into shares for the years ended December 31, 2016 and 2015, of 1,090 and 1,110 common shares respectively, were not included in the computation of diluted loss per share applicable to common stockholders.

Preferred Stock

A summary of the Company’s preferred stock as of December 31 is as follows. All calculations reflect the post-split calculations of 1 share for every 100 common shares which became effective March 2015 for all common stock and common stock equivalents.

		Shares Issued and		Preferred Stock Dividends
	Shares	Outstanding		Undeclared and Unpaid
Offering	Authorized	2016	2015	2016	2015

Series A convertible	590,197	47,250	47,250	$—	$—
Series B convertible, 10% cumulative	1,500,000	93,750	93,750	595,663	558,162
Series C convertible, 10% cumulative	1,666,666	38,333	38,333	174,413	162,913
Series D convertible, 10% cumulative	300,000	-	-	-	-
Series E convertible, 10% cumulative	800,000	19,022	19,022	641,870	599,563
Undesignated Preferred Series	5,143,137	—	—	—	—
Total Preferred Stock	10,000,000	198,355	198,355	$1,411,946	$1,320,638

The undeclared and unpaid preferred stock dividends were calculated from the date of the merger through December 31, 2016.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Stated and Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$10,303 per share
Conversion Rate:	0.00044—Liquidation Value divided by Conversion Price ($4.50/$10,303)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Stated Value:	$4.00 per share, $375,000
Liquidation Value	4970,663
Conversion Price:	$1,000 per share
Conversion Rate:	0.0040—Liquidation Value divided by Conversion Price ($4.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2016 were $595,663

Series C Convertible Preferred Stock
Stated Value:	$3.00 per share, $115,000
Liquidation Value	$289,413
Conversion Price:	$600 per share
Conversion Rate:	0.0050—Liquidation Value divided by Conversion Price ($3.00/$600)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2016 were $174,413

Series D Convertible Preferred Stock
Ventana Medical Systems, Inc. converted 175,000 Series D preferred stock with a stated value of $1.75 million and all outstanding accrued dividends of $656,250 for 12,100 shares of the Company’s common stock during the year ended December 31, 2015 as part of a settlement agreement.

Series E Convertible Preferred Stock
Stated Value:	$22.00 per share, $418,488
Liquidation Value	$1,060,354
Conversion Price:	$800.00 per share
Conversion Rate:	0.0275—Liquidation Value divided by Conversion Price ($22.00/$800)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2016 were $641,870

Issuance of Common Stock

During June 2016, the Company issued 292,167 shares of common stock to directors and consultants for accrued fees totaling to $274,870 as follows. The Company issued 68,750, 55,462, 68,750 shares of common stock to our director John Abeles for $55,000, Augusta Ocana for $44,370 and former director Alexander Miley for $55,000, respectively. The Company issued 63,125 shares of common stock to Northlea Partners, LLC, for the accrued fees of $50,500, a Partnership that John Abeles is the General Partner. The Company issued 20,455 shares of common stock for accrued fees of $45,000 and 15,625 shares of common stock for $25,000 of fees to consultants.

On October 26, 2016, the board of directors appointed David E. Patterson to the position of Chief Executive Officer and Director of the Company. Pursuant to Mr. Patterson’s executive employment agreement with the Company, the commencement date of Mr. Patterson’s appointment was October 31, 2016. He was granted 250,000 restricted shares of the Company’s common stock (the “Shares”). The Shares will vest in three equal installments on each of the first three annual anniversary dates of Mr. Patterson’s appointment, so long as he remains employed by the Company through each such vesting date. The Company valued the Shares at $0.50 per share, based on the fair value of the stock on the date of grant. The Company recorded approximately $7,000 of stock-based compensation expense during the year ended December 31, 2016.

On November 2, 2016, the Company filed a Form D Notice of Exempt Offering of Securities for up to $3,000,000 (“$3 Million Form D”). The Company received $411,915, as an initial funding of this offering at $0.50 a share, by selling 823,830 shares of common stock and 205,958 common stock warrants. The offering is subject to a up to 7.5% commission paid to their broker/dealers totaling $30,894 plus warrants of 7.5% coverage at $0.50 conversion price per share, with a term of 5 years. The offering closed prior to December 31, 2016.

The Company filed a Form D on March 7, 2017, initiating a total offering of $4,250,000, of which $25,000 in stock subscription were received by the Company as of December 31, 2016, representing the purchase of 50,000 shares of common stock.

During 2015, the Company issued 1,626,875 shares for $2,123,000 in equity proceeds emanating from the sale of unregistered stock at $1.60 per share including 240,625 shares issued for $385,000 associated with a private placement in public entity transaction.

At December 31, 2016, our officers and directors own an aggregate 15,743,249 shares of common stock which is approximately 70.21% of our outstanding common stock.

The Company does not have any outstanding stock options.

Warrants outstanding
				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2014	143,308	$2.64	—	6.46
Granted	257,500	1.60	—	5.00
Outstanding at December 31, 2015	400,808	$2.29		5.18
Granted	995,353	0.80	—	5.00
Outstanding at December 31. 2016	1,396,161	$1.08	—	4.11

In connection with the 2015 Purchase Agreement, as discussed in Note 5, the Company issued an aggregate of 250,000 warrants to purchase shares of common stock with a par value of $0.001 for $1.60 per share.  The exercise price and number of warrants are subject to a change as defined in the agreement.  The warrants are exercisable for a period of five (5) years.  On March 15, 2016, the Board of Directors approved renegotiated terms with the warrant holders to increase the total warrants issued from 250,000 to 500,000 upon the removal of the anti-dilution clause in the warrant agreement and the exercise price being changed for $1.60 to $0.80. On May 26, 2016, the Company issued 150,000 warrants related to the May Purchase Agreement with an exercise price of $0.80, with the same terms and conditions as the notes discussed above.

The Company determined the fair value of the warrants using the Black Scholes model, at an interest free rate of 1.75%, volatility of 50% and a remaining term of 5 years. Based on information known at December 31, 2015, the Company priced the warrants with an assumed stock and exercise price of $0.80. The Company reclassified the warrant liability to additional paid-in capital upon the elimination of the anti-dilution clause during 2016 and recorded an additional $90,000 related to the reduction in the exercise price.   During the year ended December 31, 2016, the Company issued 450,000 warrants in connection with the default provisions, which were valued at $130,387.  The Company recorded a debt discount of $51,000 related to the relative fair value of the warrants on the date of the May Purchase Agreement.  During the year ended December 31, 2016, the Company issued 75,000 warrants in connection with the default provisions, which were valued at $17,627. The value of the warrants were determined using the Black-Scholes model, at an interest free rate of 1.75%, volatility of 50% and a remaining term of 5 years and a market price of between $0.80 to $0.50 during the year ended December 31, 2016.  See also Notes 5 and 6.  The Company also issued 7,500 warrants during 2015 and 4,500 warrants during 2016 as consideration for services provided in connection with the issuance of the secured promissory notes.  The warrants have the same terms as those described above and were determined to have an insignificant fair value.

During January 2017, the Company reached an agreement with all secured promissory noteholders, to extend the maturity of the secured promissory notes to June 30, 2017 (See Notes 5 and 12), whereby the warrants are repriced from $0.80 a share to $0.50 a share. The notes continue to bear interest at 15% and the secured promissory noteholders continue to receive warrants amounting to 10% of the principal balance, as long as the notes remain outstanding. The Company is required to reprice the warrants already issued to the lower strike price of $0.50.

NOTE 9: Leases

The Company has several operation leases for office, laboratory and manufacturing space. The Company’s operating lease for one of its German facilities can be cancelled by either party, with three months’ notice its Poland facility can be terminated by either party with a six month notice. Monthly rent payments for the German and Poland facilities are Euro 6,490 ($7,183 as of December 31, 2016) and PLN 6,240 ($1,625 as of December 31, 2016), respectively. The Company’s laboratory facility in Chicago, IL terminates June 30, 2018 and requires monthly payments of $1,175 through June 30, 2017, increasing to $1,250 through the end of the lease. The Company also subleased its former Chicago laboratory facility for $3,948 per month. The lease for this facility terminated on October 31, 2016 and required monthly rent payments of $4,526. The Company’s Orlando facility has escalating rents ranging from $2,488 to $2,563 per month and terminates July 31, 2018. The total aggregate monthly lease payments (net of the sublease) required on these leases is $12,471. Total rental expense was $183,000 and $128,000 for the years ended December 31, 2016 and 2015, respectively.

Operating
Year	Leases
2017	$77,298
2018	25,439
Total	$102,737

NOTE 10: Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands).
	2016	2015
Federal	$—	$—
State and local	—	—
Foreign	—	1

Total current income tax expense	$—	$1

Summary of Expense	2016	2015
Current	—	1
Deferred	(132)	77

Total Income Tax Expense (Benefit)	$(132)	$78

For the years ended December 31, 2016 and 2015, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to loss before taxes as a result of the following:

	2016	2015

Statutory U.S. federal rate	(34.0)%	(34.0)%
Permanent differences	0.00	0.03
Impact of differences related to foreign earnings	1.05%	(0.01)%
Application of valuation allowance to US deferred tax assets upon merger	—%	—%
Valuation allowance	27.16%	43.87%
Provision for income tax expense	(5.79)%	9.89%

The significant components of the Company’s deferred tax assets and liabilities are as follows:
	2016	2015
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$ 4,535	$3,548
Accrued expenses	1,160	1,152
Accounts receivable timing differences	-	29
Property and equipment	79	79
Total Deferred Tax Assets	5,774	4,808
Valuation Allowance	(5,548)	(4,732)
Net Deferred Tax Asset	226	76
Deferred Tax Liability:
In-process research and development and trademarks	(2,205)	(2,205)
Net Deferred Tax Liability	$ (1,979)	$(2,129)

The Company files a consolidated federal return for MEDITE Cancer Diagnostics, Inc and MEDITE Enterprises and a stand-alone federal tax return for MEDITE Lab Solutions.  Each Company files a separate Florida Corporate return.  Corporate returns are also filed in Germany, Austria and Poland for the entities doing business in these respective countries.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets for the U.S. federal and state, Austria and Poland have been fully offset by a valuation allowance.  In 2013 and 2014 MEDITE Cancer Diagnostics, Inc had a change in ownership of greater than 50%. The result of these changes is that the net operating loss carryovers derived prior to the ownership changes have become subject to the limitation requirements of Section 382 of the Internal Revenue Code in the United States. Section 382 requires the Company to apply a limitation rate to the value of the Company immediately prior to the change to determine the annual limitation for the utilization of the pre-change net operating losses. Based on these limitations, the Company has reduced the deferred tax asset and related valuation allowance to reflect the impact of these limitations at December 31, 2016. The net impact to the valuation allowance for the reduction of attributes and current year activity is a decrease of $19.8 million in 2015.

At December 31, 2016, the Company had net operating loss carry forwards for U.S. federal income tax of approximately $12.4 million, which will begin to expire in 2018.  At December 31, 2016, the Company had net operating loss carry forwards for state income tax of approximately $3.8 million, which will begin to expire in 2027. At December 31, 2016, the Company had net operating loss carry forwards for foreign income tax of approximately $0.4 million, which will begin to expire in 2019 for Poland and will carry forward indefinitely for Germany and Austria.

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

The Company had unrecognized tax benefits of $0 as of December 31, 2016 and 2015.  These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2016.

The Company is subject to U.S. federal income tax including state and local jurisdictions.   Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

NOTE 11: Commitments and Contingencies

Legal Proceedings

On November 13, 2016, the Company’s former Chief Financial Officer filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former Chief Financial Officer at December 31, 2016. The Company believes that $836,000 was to be converted into common stock as a condition of the merger agreement at $2.00 a share.

Settled in 2015

During 2015, the Company reached a settlement totaling $15,000 regarding outstanding litigation with D&D Technology.

The Company’s subsidiary CytoGlobe GmbH, Germany, was subject to a court settlement on an alleged breach of the German competition law with Hologic Deutschland GmbH (“Hologic”) from August 2013. This matter was decided by the court completely in favor of the Company and it was determined that the Company did not improperly infringe on the product design of Hologic.  Hologic has filed a complaint to the Federal Supreme Court.  The Federal Supreme Court must file an opinion on the lower court ruling which has not been issued at the time of this filing.  The Company is to receive partial reimbursement of its legal fees.  This settlement had no financial impact to the Company at December 31, 2016 or 2015.

Settled in 2016

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

Other Commitments

As a result of cash constraints experienced by the former CytoCore, the Illinois Franchise Taxes due for the years 2013, 2012, 2011, 2010 and 2009 have not been filed or paid. The Company believes that it has made adequate provision for the liability including penalties and interest totaling $342,000. As the Company has moved its corporate headquarters out of the state of Illinois, it does not expect its liability going forward to increase substantially.

NOTE 12: Segment Information

The Company operates in one operating segment. However, the Company operates corporate entities and has assets and operations in the United States, Germany and Poland. The following table shows the breakdown of our operations and assets by Country (in thousands):

	United States		Germany		Poland		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Total Assets	$11,268	$11,826	$6,264	$6,357	$238	$195	$17,770	$18,378
Property and equipment, net	68	84	1,487	1,853	2	4	1,557	1,941
Intangible Assets	10,518	10,518	-	-	-	-	10,518	10,518
Revenues	894	985	8,127	8,859	217	43	9,238	9,887
Net income (loss)	$(1,816)	$(984)	$(306)	$167	$(41)	$(42)	$(2,163)	$(859)

	United States		Germany		Poland		Total
Revenues:	2016	2015	2016	2015	2016	2015	2016	2015
Histology Equipment	$295	$299	$4,077	$4,078	$217	$43	$4,589	$4,420
Histology Consumables	243	239	2,967	3,323	-	-	3,210	3,562
Cytology Consumables	356	447	1,083	1,458	-	-	1,439	1,905
Total Revenues	$894	$985	$8,127	$8,859	$217	$43	$9,238	$9,887

NOTE 13: Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet.  See discussion above in Note 5 regarding secured promissory notes and Note 8 relating to the warrants issued with these secured promissory notes.

On January 10, 2017, the Board of Directors agreed to renegotiate the terms of the 2015 Notes and 2016 Notes (collectively the “Notes”) with the consent of the 2015 Purchasers and 2016 Purchasers (collectively the “Note Holders”), which was obtained on January 16, 2017, as follows:

●
The Note Holders agreed to waive the defaults and extend the Notes for the earlier of six months or the receipt of a $3,000,000 investment into the Company pursuant to a future private equity offering, whichever occurs first (the “Extension”).
●
Upon the Company’s receipt of the first $1,000,000 invested (including the capital raised to date in a prior private equity offering), the Note Holders will be repaid one third of their principal investment. On March 31, 2017, the Company paid approximately $189,000 of the outstanding Notes.
●
Upon the Company’s receipt of the second and third $1,000,000, respectively, the Note Holders will be repaid one third of their principal investment on each $1,000,000 raised.
●
The exercise price on the Warrants were adjusted from $0.80 to $0.50.
●
If the Notes are not paid back in full on the six month extension date, the Note Holders will each receive additional warrants equal to 50% of their respective investments, exercisable at $0.50, as a penalty.
●
The interest payments on the Notes will continue to accrue on the remaining balance of the unpaid Notes, and the additional warrants of 10% of the amount of Notes outstanding, previously penalty warrants, shall continue to accrue pursuant to the Notes.
●
The Note Holders will have the option to convert their Notes to equity either before or at the six month extension end date into units offered in any future private equity offering of the Company.

On March 7, 2017 the Company filed a $4,250,000 Form D to issue up to 8.5 million shares of common stock and approximately 2.2 million warrants to issue common stock at $0.50 as share. From January through March 31, 2017 the Company received $1.2 million proceeds for the sale of 2.4 million shares of common stock at a purchase price of $0.50, with 50% of the value of the stock in equivalent warrants to purchase common shares at $0.50, with a term of 5 years. The Company incurred $90,375 of cash commissions and will issue 90,375 warrants associated with the sale of these securities.

In January 2017, the Company modified the agreement with $3,000,000 Form D to include 50% of the value of the stock in equivalent warrants to purchase common shares at $0.50, with a term of 5 years. An additional 218,458 warrants were issued.

On March 30, 2017, the Company negotiated a settlement with three current employees that hold notes, in the amount of $580,000 plus accrued vacation. The agreement supersedes all prior agreements with group and was effective December 31, 2016. The Company is to pay these employees approximately $330,000, the first payment of $94,000 upon signing the agreement, the second payment of $94,000 30 days from signing the agreement and the final payment of $142,000 60 days from signing the agreement. The Company will issue approximately 1 million warrants to purchase common stock at $0.50 a share with a term of 5 years. See discussion under Note 5.

In March 2017, the Company settled for $135,000 for amounts owed for December 31, 2016, with its former accountants.   The $135,000 of the settlement is included in accounts payable and accrued expenses at December 31, 2016.