Form 10-K/A
period 2016-12-31
Medite Cancer Diagnostics, Inc.
filed 2017-04-14
CIK 75439

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

The number of shares of common stock outstanding as of April 7, 2017 was 22,421,987

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

 The sole purpose of this Amendment is to change the date on the audit opinion of Withum Smith+Brown, PC from April 14, 2016 to April 12, 2016.  No other changes have been made to the Form 10-K as filed.

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

April 12, 2016

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

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015

Net sales	$9,238	$9,887
Cost of revenues	5,608	6,084
Gross profit	3,630	3,803

Operating Expenses:
Depreciation and amortization expense	214	177
Research and development	1,477	1,278
Selling, general and administrative	3,600	2,947
Total operating expenses	5,291	4,402
Operating loss	(1,661)	(599)

Other Expenses:
Interest expense, net	(694)	(204)
Other income	60	22
Total other expenses, net	(634)	(182)

Loss before income tax (benefit) expense	(2,295)	(781)

Income tax (benefit) expense	(132)	78
Net loss	(2,163)	(859)
Preferred dividend	(91)	(78)
Net loss available to common stockholders	$ (2,254)	$(937)

Consolidated Statements of Comprehensive Loss
Net loss	$ (2,163)	$ (859)
Other comprehensive loss
Foreign currency translation adjustments	(33)	(460)
Comprehensive loss	$ (2,196)	$(1,319)

Loss Per Share
Net loss available to common stockholders	$(2,254)	$(937)
Basic and diluted loss per share	$(0.11)	$(0.05)
Weighted average basic and diluted shares outstanding	21,423,535	20,194,732

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