Form 10-K/A
period 2016-12-31
Medite Cancer Diagnostics, Inc.
filed 2017-05-01
CIK 75439

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

The number of shares of common stock outstanding as of April 7, 2017 was 22,421,987

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this amendment is to incorporate Item 10 through Item 14, required to be filed by May 1, 2017.

Item 10.	Directors, Executive Officers, and Corporate Governance

Board of Directors and Executive Officers

Name	Age	Positions with the Company
David Patterson	66	Chief Executive Officer, Chief Financial Officer/Treasurer/Secretary and Director
Susan Weisman	56	Chief Financial Officer (since April 26, 2017)
Michaela Ott	51	Chief Operating Officer and Director
Michael Ott	52	Subsidiaries Chief Executive Officer and Director
John H. Abeles, M.D.	72	Director
Augusto Ocana M.D. and J.D,	72	Director
W. Austin Lewis, IV	41	Director, Head of Audit Committee (since February 12, 2016)
Eric Goehausen	40	Director (since February 16, 2017)

Board of Directors

The Company believes that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact its business. We believe that experience, qualifications, or skills in the following areas are most important: accounting and finance; design, innovation and engineering; strategic planning; human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. The Company believes that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, and educational background of each current director is as follows:

David Patterson, Age 66, Chief Executive Officer, President and Chief Financial Officer

David E. Patterson is a Healthcare Executive with over 30 years of progressive experience in consulting, large product company executive positions and managed care payer-provider relations experience with large insurance company. He has an extensive history of increasing responsibility, achievement of growth in all positions across product/ technology and payer-service segments of healthcare. From July 2014 until the present, Mr. Patterson operated Patterson Group, LLC, where he provided advisory services to Healthcare Technology, Pharmaceutical and Healthcare Information Technology companies, providing current and past company support. Also during 2014, Mr. Patterson was also engaged as a Consultant by Fusion Alliance where he provided business development services to support a project to create a healthcare vertical to serve the Accountable Care Organization market. From November 2009 through June 2013, Mr. Patterson served as Vice President of Business Development and Marketing for Symbios Medical Products, LLC, reporting to the CEO with a focus on business plan preparation, capital raising/investor introductions, assessment of potential sales and distribution companies and product management via market creation programs. From August 2005 through October 2009, Mr. Patterson served as a Consultant to Philips Medical Systems where he was responsible for leading a team in the development of the Ambient Experience (AE) solution within Philips Healthcare to enhance customer loyalty and increase capital equipment purchases. The objective was to develop a path to commercialization of patient centric solutions by understanding customer needs and effects of enhanced care environments on patient outcomes and operational efficiency for healthcare providers. Additionally was asked to lead a team within Philips to develop a set of technology and business solutions to support building a service utilizing RFID/RTLS technology and eventually branching out to process improvement consulting and middleware/software offerings for health systems. Mr. Patterson obtained a B.S. Degree in Economics from Purdue University. He does not, and has not served as an officer or director of any other company required to file reports with the Securities and Exchange Commission.

Susan Weisman. Age 56, Chief Financial Officer

On April 26, 2017 Susan Weisman was appointed Chief Financial Officer of the Company. Ms. Weisman is a Finance Executive with over 30 years of progressive experience in consulting, executive positions with both public and private companies and various industries, including financial services, technology, real estate, medical services and manufacturing. She has an extensive history of increasing responsibility, achievement of growth in all positions across product/service/technology. From August 2008 until the present, Ms. Weisman operated Finance and Strategic Consultants, LLC, where she provided advisory services to the Company as well as a healthcare service provider and a healthcare technology, various other technology companies, financial services companies as well as real estate and various other industries. From September 20008 to October 2010 Ms. Weisman worked for AFC, LLC., an investment company of Mitsui & Co (USA) as Chief Financial Officer, Acting Chief Executive Officer and Chief Liquidation Officer a sub-prime auto finance company reporting to Mitsui & Co (USA). From September 2007 to August 2008, Ms. Weisman was the Chief Financial Officer and Chief Operating Officer for CU Business Capital, LLC. From 2004 to 2007, a credit union service organization. Ms. Weisman was Chief Financial Officer and Director of Coach Industries Group, a company required to file reports with the Securities and Exchange Commission, a financial services company offering lease finance, insurance, independent contractor settlement to commercial fleet operators, as well as the manufacturer of modified commercial vehicles. From 1990 to 2000, Ms. Weisman was Controller and acting CFO of a $4.2 Billion savings bank holding company, BankAtlantic Bancorp, a company required to file reports with the Securities and Exchange Commission which included BankAtlantic, a federal savings bank, BankAtlantic Development Corporation, a real estate development company, Ryan, Beck & Co. an investment banking company and various internet start-up investments. From 1986 to 1990 Ms. Weisman worked for KPMG, LLC, a global accounting firm. Ms. Weisman obtained a B.S. Degree in Economics from City University of New York - Brooklyn College. Ms. Weisman is a certified public accountant – New York (inactive status).

Michaela Ott, Age 51, Chief Operating Officer and Director

On October 26, 2016 Michaela Ott resigned as Chief Executive Officer and is now the Chief Operating Officer of MEDITE. Michaela Ott was appointed to serve as Chief Executive Officer and is member of the board of directors concurrently with the acquisition of MEDITE on April 3, 2014 through October 26, 2016. Mrs. Ott has served as Co-President of MEDITE GmbH since 2006 and as a director of MEDITE Enterprises, Inc. since 2013. Ms. Ott has a degree in Industrial Business Management, was a major shareholder and COO of a Fiber Optic manufacturer company before and possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills, and experience. Mrs. Ott is not an officer or director of any other publicly traded company.

Michael Ott, Age 52, Chairman of the Board, Subsidiaries Chief Executive Officer and Director

On October 26, 2016 Michael Ott resigned as President and Operating officer and is now Chairman of the Board of MEDITE and President of MEDITE GmbH and CytoGlobe. Michael Ott was appointed to serve as President and Chief Operating officer and is member of the board of directors concurrently with the acquisition of MEDITE on April 3, 2014 through October 26, 2016. Mr. Ott has served as Co-President of MEDITE GmbH since 2006 and as Chief Executive Officer and President of MEDITE Enterprises, Inc. since 2013. Mr. Ott has a Master of Business Administration in international management, has experience as CFO of a German medical device stock listed company, served as CEO of a German laser technology company and possesses particular knowledge and experience that strengthen the Board’s collective qualifications, skills, and experience. Mr. Ott is not an officer or director of any other publicly traded company.

John H. Abeles, M.D., Age 72, Director

John H. Abeles, M.D, has been a director of the Company since May 1999. Dr. Abeles is President of MedVest, Inc., a venture capital and consulting firm he founded in 1980.   He is also General Partner of Northlea Partners, Ltd., a family investment partnership.   Dr. Abeles previously served as a senior medical executive at Sterling Drug Company, Pfizer, Inc. and Revlon Healthcare, Inc. and subsequently was a medical analyst at Kidder, Peabody & Co.   Dr. Abeles is a director of a number of companies operating in the medical device and healthcare fields, including publicly-traded companies DU.S. Pharmaceuticals, Inc. and CombiMatrix Corp.   Dr. Abeles has also served as a director of I-Flow Corporation (now a subsidiary of Kimberly Clark Corporation) and Oryx Technology Corp. Dr. Abeles possesses particular knowledge and experience in medical education, venture capital and finance, and the pharmaceutical industry that strengthen the Board’s collective qualifications, skills, and experience. Dr. Abeles invested $50,000 through Northlea Partners, Ltd.in the Company’s secured promissory notes and received 75,000 warrants to purchase shares of common stock.

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

William Austin Lewis IV, Age 41, Director

William Austin Lewis IV currently serves as the CEO, CFO and Director of Paid Inc. (PAYD). Mr. Lewis also serves as a member of the Audit Committees and Compensation Committees for MAM Software, Inc. (MAMS), and FlouroPharma Medical, Inc. (FPMI).   Since 2004, Mr. Lewis has served as Chief Executive Officer of Lewis Asset Management Corporation, an investment management company he founded, where he is also the Portfolio and Chief Investment Officer of the Lewis Opportunity Fund, one of the funds under management. Prior to founding Lewis Asset Management, Mr. Lewis held a variety of positions with investment firms, including Puglisi & Co., Thompson Davis & Co., and Branch Cabell & Company. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University. Mr. Lewis has invested in $100,000 of the Company’s secured promissory notes at December 31, 2016 and has received warrants totaling 190,000 shares of the Company’s common stock.

Eric M. Goehausen, Age 40, Director

Eric M. Goehausen has been the managing member of New Harbor Merchant Partners, a private family investment office that invests in growth-oriented businesses and special situations since 2003. Mr. Goehausen also currently serves as the Director of Revenue Growth of the Clinical Solutions Team of Anthem, Inc., a Fortune 30 company.  Mr. Goehausen has more than 17 years of corporate advisory, CFO and executive-level financial management responsibilities, having led all facets of financial operations including financial, planning and analysis; accounting; treasury; profit improvement; M&A activity; bank and Board reporting and compliance; restructuring and transformational events for private-equity owned and public companies ranging from $100M to $4B in revenue.  Mr. Goehausen started his career in investment banking with JPMorgan Chase in 1998, where he focused on mergers, acquisitions, leveraged buyouts, and corporate financings.  In 2003, Eric formed New Harbor Merchant Partners, a private investment firm focused on providing strategic capital and advisory services to middle market companies and business leaders. From 2006 through 2011, Mr. Goehausen was with the global professional services firm Alvarez & Marsal where he focused on restructuring, turnaround advisory and interim management of private equity controlled and public companies with revenue ranging from $100 million to $4 billion.  Mr. Goehausen was then Vice President of Corporate Development for a publicly-traded dental products manufacturing company prior to its sale, and subsequently Chief Financial Officer of a private equity controlled education Management Company. Mr. Goehausen earned his Master of Business Administration, With Honors, from The University of Chicago Booth School of Business with concentrations in Accounting, Finance and Entrepreneurship, and earned his Bachelor of Science in Business with a major in Finance, Cum Laude, from Miami University in Oxford, OH.  He has completed advanced studies in Corporate Finance and International Securities Markets at the London School of Economics, as well as Financial Markets, Institutions and Money & Banking at Northwestern University, and holds his CIRA certification.
Mr. Goehausen has not, and does not now serve as an officer or director of any other company required to file reports with the SEC.

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

Board of Directors and Committee Information

The Board of Directors currently has one standing committee – the Audit Committee. The Compensation Committee and the Nominating and Corporate Governance Committee are going to be re-established with current Directors of the Board in the future.

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

The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s overview of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the Commission, review of the adequacy and efficacy of the accounting and financial controls of the Company as well as the quality of accounting principles and financial disclosure practices, and communications with the Company’s independent registered public accounting firm and members of financial management. A copy of the Audit Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its 2007 annual stockholders meeting, as filed with the SEC on May 15, 2007, and is available on our website. The Audit Committee met 6 times in 2016.

Stockholder Nominations

There were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors during the 2016 fiscal year.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2016 and 2015.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)
David Patterson	2016	18,462		125,000	-
CEO	2015	-	-	-	-
Michaela Ott (1)	2016	149,784(2)	-	-	-
COO	2015	144,691(2)	-	-	-
Michael Ott (3)	2016	148,769(4)	-	-	-
COO and President	2015	144,691(4)	-	-	-
Robert F. McCullough, Jr. (5)	2016	83,333(6)	-	-	-
CFO and Chairman of the Board	2015	100,000(6)	-	-	-

Name and Principal Position (a)	Year (b)	Nonequity incentive plan compensation ($)(g)	Nonqualified deferred compensation earnings ($) (h)	All other compensation (i)	Total ($) (j)
David Patterson	2016				$18,462
CEO	2015	-	-	-	-
Michaela Ott (1)	2016	-	-	-	149,784
COO	2015	-	-	-	144,691
Michael Ott (3)	2016	-	-	-	148,769
Chairman of the Board	2015	-	-	-	144,691
Robert F. McCullough, Jr. (5)	2016	-	-	-	83,333
CFO through November 5, 2016 and Chairman of the Board through October 26, 2016	2015	-	-	-	100,000

(1)	Mrs. Michaela Ott served as Chief Executive Officer from April 3, 2014 through October 26, 2016, after the acquisition of MEDITE.
(2)	Salary converted to USD based on agreement with MEDITE GmbH in EURO currency
(3)	Mr. Michael Ott, served as Chief Operating Officer from April 3, 2014 through October 26, 2016, after the acquisition of MEDITE.
(4)	Salary converted to USD based on agreement with MEDITE GmbH in EURO currency
(5)	Mr. McCullough served as Chief Executive Officer from October 2007 through April 3, 2014, and as Chief Financial Officer since September 2005 through November 2016.
(6)	Mr. McCullough has deferred payment of 100% of his salary earned in 2016 and 2015.
(7)	Stock award vests over a 3 year period. Represents 250,000 shares of common stock issued in October 2016 pursuant to his employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The Company’s named executive officers did not own any outstanding equity awards as of December 31, 2015, as the Company has no plans in place (see below). On October 31, 2016, pursuant to his employment agreement, David E. Patterson was granted 250,000 restricted shares of the Company’s common stock (the “Shares”). The Shares will vest in three (3) equal installments on each of the first three annual anniversary dates of Mr. Patterson’s appointment, so long as he remains employed by the Company through each such vesting date.

Narrative Disclosure to Summary Compensation Table

Mrs. Ott earned an annual salary of $149,784 in 2016 and $144,693 in 2015 based on the employment agreement with MEDITE GmbH, Germany. Included in total wages for 2016 were $38,160 accrued for unpaid wages.

Mr. Ott earned an annual salary of $148,769 in 2016 and $144,691 in 2015 based on the employment agreement with MEDITE GmbH, Germany. Included in total wages for 2016 were $15,640 accrued for unpaid wages.

Mr. McCullough earned an annual salary of $83,333 in 2016 and $100,000 in 2015, respectively, and has elected to defer payment of 100% of such salary.

Equity Incentive Plan and Employee Stock Purchase Plan

N/A

Potential Payments Upon Termination or Change-in-Control

The Company does not offer or have in place any formal severance, change in control or similar compensation programs for our officers or employees. Rather, we individually negotiate with those employees for whom such compensation is deemed necessary. The Company’s restricted stock grants to its CEO and other officers does require an accelerated vesting upon a change in control. We are obligated to provide warrants to our outside directors upon the occurrence of certain changes in control. For more information, see “Compensation of Directors” below.

Compensation of Directors

The following table sets forth certain information regarding the compensation of directors for our 2016 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
David Patterson	-(1)	-
Michaela Ott	-(1)	-
Michael Ott	-(1)	-
Robert F. McCullough	-(1)	-
John H. Abeles, M.D.	35,000(2)	35,000(3)
Alexander M. Milley	20,000(4)	20,000(3)
Augusto Ocana M.D. and J.D.	35,000(2)	35,000(3)
Austin Lewis	55,000(5)	55,000

(1)	Mr. Patterson, Mrs. Ott, Mr. Ott and Mr. McCullough are management members of our board of directors and not separately compensated for his service on the board of director

(2)	Represents director fees with respect to fiscal year 2016. This amount includes fees payable to each director which were paid through the issuance of common stock.

(3)
As of December 31, 2016, each of these directors is entitled to receive 1,000 (100,000 before the reverse split) shares of common stock in connection with a stock bonus provided to each of our directors in 2009.

(4)	In February 2016 Mr. Miley resigned from the Board of Directors. The agreed upon payment was for $5,000 a quarter through the end of 2016, which was paid in stock in June 2016.
(5)
Represents director fees with respect to fiscal year 2016. This amount includes fees payable to each director which were paid through the issuance of common stock. As Chairman of the Audit Committee, $5,000 a quarter is included in fees earned. Mr. Lewis’s balance of $55,000 was accrued and unpaid as of December 31, 2016.

Narrative Disclosure to Director Compensation Table

The Company currently pays its outside directors a quarterly fee of $10,000 as compensation for their service on its board of directors starting in the second quarter of 2016, and prior to that date, they received a quarterly fee of $5,000. During the second quarter of 2016, the Company settled its outstanding directors fees in common stock. The Company issued 68,750, 55,442, 68,750 shares of common stock to our director John Abeles for $55,000, Augusta Ocana for $44,370 and former director Alexander Miley for $55,000, respectively. The Company issued 63,125 shares of common stock to Northlea Partners, LLC, for the accrued fees of $50,500, a Partnership that John Abeles is the General Partner. Since 2009, its directors have deferred receipt of such fees. It also reimburses all directors for their reasonable expenses incurred in connection with attendance at meetings of the board of directors.

For information on other consideration received by directors or their affiliates from the Company, see “Transactions with Related Persons, Promoters and Certain Control Persons” in Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following table sets forth certain information, as of December 31, 2016, with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is c/o MEDITE Cancer Diagnostics, Inc., 4203 SW 34th Street, Orlando, FL 32811, U.S.   (Go over with Bill O’Neal and 14C)

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Michaela Ott	15,000,000(2)	64.02%

Michael Ott	15,000,000(3)	64.02%

Robert F. McCullough, Jr.	1,676,907(4)	7.16%

David Patterson.	250,000(7)	1.07%

Augusto Ocana, M.D. and J.D.	179,888	*

Austin Lewis	194,496(6)	*

John H. Abeles, M.D.	445,618(5)	1.90

All beneficial owners and management as a group (7 persons)	17,746,906	75.74%

* Less than one percent

(1)
Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of December 31, 2016 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 25,181,987 shares of common stock outstanding as of the close of business on April 19, 2017.

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

(5)
Includes: (i) 192,518 shares owned by Northlea Partners, Ltd., of which Dr. Abeles is General Partner; and (ii) 1000 shares of common stock awarded in 2009 that have not yet been issued. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner. Includes 28,000 warrants to purchase shares of common stock at exercise prices between $4.00 and $6.00 for Mr. Abeles and 33,750 to Northlea Partners with similar terms. Includes Northlea Partners 75,000 warrants to purchase shares of common stock at an exercise price of $0.80 a share related to the secured promissory notes dated May 26, 2016.

(6)	Includes: 190,000 warrants to purchase shares of common stock at an exercise price of $0.80 a share related to the issuance of secured promissory notes issued on December 31, 2015.

(7)	Includes: 250,000 shares of common stock issued related to the employment contract dated October 31, 2016 with a three year vesting period..

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Kevin F. Flynn June 1992 Non-Exempt Trust 120 South LaSalle Street Chicago, IL 60602	464(3)	35.03%

Rolf Lagerquist 4522 CO Road 21 NE Elgin, MN 55932	139(4)	10.51%

(1)	No executive officers or directors own any shares of Series E Convertible Preferred Stock.

(2)
Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 19,022 shares of Series E Convertible Preferred Stock outstanding as of the close of business on March 31, 2017.

(3)	Converts into 464 shares of common stock, including shares issuable upon payment of cumulative dividends.

(4)	Converts into 139 shares of common stock, including shares issuable upon payment of cumulative dividends.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders
None	—	—	—

Equity Compensation Plans Not Approved by Security Holders
Warrants issued for officer, director and employee compensation (1)	390	$1.00	—

Total	390	$1.00	—

(1)
The Company has issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2015, it issued no employee warrants to that non-executive employee which his contract was terminated by April, 2014.

Changes in Control

The acquisition of MEDITE Enterprise, Inc. in April 2014, in exchange for the majority of the former CytoCore, Inc. shares is considered as a reverse merger which subsequently resulted in a change of control. The new majority shareholders, Michaela and Michael Ott, CEO and COO respectively, now own 64.02 % of the company’s common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following section sets forth information regarding transactions since January 1, 2014, or any currently proposed transactions, between the Company and certain related persons. For more information on the compensation received by the Company’s directors and officers, and the beneficial ownership of equity securities of the Company by such individuals, see Item 11 “ Executive Compensation “ and Item 12 “ Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters “ above.

Robert F. McCullough, Jr., former Chief Financial Officer and Director.

 On October 26, 2016 the Board accepted the resignation of Robert F. McCullough, Jr. as Chairman of the Board. On November 5, 2016, The Board of the Company held a special meeting and dismissed Robert F. McCullough, Jr. from his position as Chief Financial Officer, Secretary and Treasurer. On December 5, 2016, the Company issued and Information Statement, to holders of the Company’s outstanding common stock, as of the close of business on November 22, 2016, pursuant to Rule 14c−2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of the Information Statement was to inform the common stockholders that we have obtained the written consent of the holders of the majority of the issued and outstanding shares of our Common Stock, to remove Robert F. McCullough, Jr., effective immediately, from the position of Director of the Company.

Mr. McCullough loaned to the Company an aggregate $159,500 during the 2013 fiscal year. $40,000 was repaid in 2015 and $20,000 was repaid during 2016. The Company owes an aggregate outstanding balance of $50,000 as of December 31, 2016 which is payable upon demand. The Company is in litigation with Mr. McCullough.

William Austin Lewis IV, Director and Chairman of the Audit Committee

Prior to being a Director of the Company, Mr. Lewis invested $100,000 in the Company’s secured promissory notes and received 50,000 warrants to purchase the Company’s common stock at $1.60.  The warrants have a term of five years with anti-dilution features.  Subsequent to Mr. Lewis becoming a Director, the Company agreed to issue an additional 50,000 warrants and reduce the price of the warrants to $0.80 for the renegotiated terms, eliminating the anti-dilution clause in the warrants.  The Company has not repaid the secured promissory notes on its maturity date of March 31, 2016.  Mr. Lewis will receive 10% of his principal balance outstanding in warrants for every month that the notes are not repaid. At December 31, 2016 Mr. Lewis has 190,000 warrants outstanding. In January 2017, the Company amended the warrants and reduced the exercise price of the warrants to $0.50 a share.

Settlement of Fees and Payment of Consulting Fees and Commissions to Directors

During the years ended December 31, 2016 and 2015, we engaged in the following transactions with its directors:

At December 31, 2015, the Company accrued payments of $5,000 per month from May 1, 2014 to July 31, 2014, when the contract was terminated totaling $15,000 to be paid at the Company’s discretion in stock or cash. During 2016, the Company issued 55,442 shares of common stock in settlement of this outstanding liability and his outstanding board fees through December 31, 2016. In addition Dr. Ocana receives standard board fees.

During the second quarter of 2016, the Company settled its outstanding directors fees in common stock. The Company issued 68,750, 55,442, 68,750 shares of common stock to our director John Abeles for $55,000, Augusta Ocana for $44,370 and former director Alexander Miley for $55,000, respectively. The Company issued 63,125 shares of common stock to Northlea Partners, LLC, for the accrued fees of $50,500, a Partnership that John Abeles is the General Partner.

During the period ended October 31, 2016, the Company paid it CEO David Patterson, through his consulting firm David Patterson, LLC, $45,000 in consulting fees prior to becoming CEO. The Company also paid David Patterson, LLC $20,000 as a bonus to David Patterson, LLC for the period from July 2016 through October 2016.

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

Review and evaluation of a related person transaction include an examination of all material facts and relevant factors, including without limitation:

●	the risks and benefits of such transaction to the Company;

●	the extent of the related person’s interest in the transaction;

●	the impact on a director’s independence in the event the related person involved in the transaction is a director, an immediate family member or an affiliated entity;

●	if applicable, the availability of other sources of comparable products and services; and

●	whether such transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

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

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market, the Company has determined that Dr. Abeles, Mr. Milley and Mr. Lewis are independent. With regard to the Company’s audit committee, the board of directors has determined that Dr. Abeles, Mr. and Mr. Lewis, who constitute all members of the audit committee, are independent with respect to the independence criteria for audit committee members set forth in Rule 5605(c)(2) of the rules of the NASDAQ Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

Item 14.	Principal Accountant Fees and Services

On January 5, 2017 (the “Engagement Date”), upon the recommendation of the Company’s Audit Committee, the Board of Directors of the Company KMJ Corbin & Company LLP (“KMJ”) as the Company’s independent registered public accounting firm, beginning with the period ended December 31, 2016. WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm until the January 5, 2017 for the fiscal years ended December 31, 2015.

Fees

The following table presents fees for the professional services rendered by KMJ and WSB for fiscal years 2016 and 2015, respectively:

Services Performed	2016	2015
Audit Fees(1)	$144,344	$174,929
Audit-Related Fees(2)	14,500	-
Tax Fees(3)	21,011	9,472
All Other Fees(4)	-	160,000
Total Fees	$179,855	$344,401

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

The Audit Committee pre-approved all audit services provided to the Company during fiscal 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDITE Cancer Diagnostics, Inc.

By:	/s/ David Patterson
David Patterson
Chief Executive Officer Principal Executive Officer

Date:	May 1, 2017