Form 10-Q
period 2017-03-31
Medite Cancer Diagnostics, Inc.
filed 2017-05-15
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ..

Commission File number 000-00935

MEDITE CANCER DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4296006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4203 SW 34 th Street, Orlando, FL	32811
(Address of principal executive offices)	(Zip Code)

(407) 996-9630
(Registrant’s telephone number, including area code )

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE, AT May 15, 2017: 25,881,987 shares

MEDITE Cancer Diagnostics, Inc.

QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2017	December 31,
	(unaudited)	2016
Assets

Current Assets:
Cash	$269	$108
Accounts receivable, net of allowance for doubtful accounts of $124 and $123	1,331	1,346
Inventories	3,679	3,811
Prepaid expenses and other current assets	111	79
Total current assets	5,390	5,344

Property and equipment, net	1,547	1,557
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	354	351
Total assets	$17,809	$17,770

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,109	$3,306
Secured lines of credit and current portion of long-term debt	3,096	3,214
Notes due to employees, current portion	448	681
Advances – related party	147	146
Total current liabilities	6,800	7,347
Long-term debt, net of current portion	60	60
Notes due to employees, net of current portion	113	135
Deferred tax liability	2,205	2,205
Total liabilities	9,178	9,747

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding (liquidation value of all classes of preferred stock $2,556 and $2,533 as of March 31, 2017 and December 31, 2016, respectively)	962	962
Common stock, $0.001 par value; 35,000,000 shares authorized, 24,831,987 and 22,421,987 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	25	23
Additional paid-in capital	11,005	9,366
Stock subscription	-	25
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(695)	(642)
Accumulated deficit	(2,339)	(1,384)
Total stockholders’ equity	8,631	8,023

Total liabilities and stockholders’ equity	$17,809	$17,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016

Net sales	$1,891	$2,131
Cost of revenues	1,211	1,213
Gross profit	680	918

Operating expenses
Depreciation and amortization expense	49	51
Research and development	425	360
Selling, general and administrative	782	857
Total operating expenses	1,256	1,268
Operating loss	(576)	(350)

Other expenses
Interest expense, net	193	261
Loss on extinguishment of notes due to employees	158	-
Other expense	28	11
Total other expense, net	379	272

Loss before income taxes	(955)	(622)

Provision for income taxes	-	-
Net loss	(955)	(622)

Preferred dividend	(23)	(23)

Net loss available to common stockholders	$(978)	$(645)

Condensed consolidated statements of comprehensive loss
Net loss	$(955)	$(622)
Other comprehensive income (loss)
Foreign currency translation adjustments	(53)	191

Comprehensive loss	$(1,008)	$(431)

Loss per share
Net loss available to common stockholders	$(978)	$(645)
Basic and diluted loss per share	$(0.04)	$(0.03)
Weighted average basic and diluted shares outstanding	22,940,543	21,055,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(955)	$(622)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	49	51
Deferred income taxes	-	-
Amortization of debt discount and debt issuance costs	-	200
Stock-based compensation	10	-
Estimated fair value of warrants issued in connection with secured promissory notes	121	-
Loss on extinguishment of notes due to employees	158	-
Changes in assets and liabilities:
Accounts receivable	33	33
Inventories	183	(526)
Prepaid expenses and other assets	(20)	17
Accounts payable and accrued expenses	(224)	288
Net cash used in operating activities	(645)	(559)

Cash flows from investing activities:
Purchases of equipment	(16)	(15)
Increase in other assets	-	(79)
Net cash used in investing activities	(16)	(94)

Cash flows from financing activities:
Net borrowings on lines of credit	8	(12)
Repayment of secured promissory notes	(167)	-
Repayment of notes due to employees	(24)	(27)
Proceeds (repayments) from related party advances, net	-	(20)
Proceeds from sale of common stock, net of issuance costs	1,097	-
Net cash provided by (used in) financing activities	914	(59)

Effect of exchange rates on cash	(92)	225
Net change in cash	161	(487)
Cash at beginning of period	108	587

Cash at end of the period	$269	$100

Supplemental disclosure of cash flow information:
Cash paid for interest	$41	$46
Cash paid for income taxes	$13	$8

Supplemental schedule of non-cash investing and financing activities:
Reclassification of warrant liability to additional paid in capital	$-	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except share and per share amounts)

Note 1.           Organization

The Company

MEDITE Cancer Diagnostics, Inc. (“MDIT”, “MEDITE”, “we”, “us” or the “Company”) was incorporated in Delaware in December 1998.

These statements include the accounts of MEDITE Cancer Diagnostics, Inc. and its wholly owned subsidiaries, which consists of MEDITE Enterprise, Inc., MEDITE GmbH, Burgdorf, Germany, MEDITE GmbH, Salzburg, Austria, MEDITE Lab Solutions Inc., Orlando, USA, MEDITE sp. z o.o., Zilona-Gora, Poland and CytoGlobe, GmbH, Burgdorf, Germany.

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

Note 2.           Summary of Significant Accounting Policies

Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended March 31, 2017 and 2016 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K for the year ended December 31, 2016 filed on April 14, 2017 and other filings with the Securities and Exchange Commission.

In preparing the accompanying condensed consolidated accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At March 31, 2017, the Company’s cash balance was $269,000 and its operating losses for the year ended December 31, 2016 and for the three months March 31, 2017 have used most of the Company’s liquid assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the negative working capital has declined by approximately $600,000 from December 31, 2016 to March 31, 2017.    The Company raised additional cash of $1.1 million net of offering costs. from the sale of shares of common stock subsequent to December 31, 2016 through March 31, 2017 and an additional $250,000 from April 1, 2017 through the date of this filing.

The Company has settled three of the five employee notes for $330,000 and warrants and paid the first installment of $94,000 in April 2017. The Company has extended the term of the secured promissory notes and has paid $167,000 of the balance outstanding as of the date of this filing and received notice that one noteholder will convert $50,000 into 100,000 shares of common stock at $0.50. Management believes that the remainder of the balance will be settled in some combination of cash and stock.

Management is actively seeking additional equity financing contemplated in the $4.25 million stock purchase agreement. The Company has negotiated with certain parties whose obligations are due in the next twelve months to extend payment terms beyond one year. One lender with an outstanding balance of $801,000 has stated that they will not be able to refinance the debt. The default rate of interest will increase three percent.

Accrued salaries, vacation and related expenses at March 31, 2017, includes amounts owed the former CFO of approximately $1.1 million and amounts owed to both Michaela and Michael Ott totaling approximately $152,000.  Included in advances – related parties are amounts owed to the Company’s former CFO of $50,000 at March 31, 2017. The Company owes Ms. Ott 91,136 Euros, ($97,351 as March 31, 2017). The Company has made arrangements to repay these obligations evenly over a 24 month period, starting on October 31, 2017. The Company settled the $152,000 obligation through an upfront payment each of $6,750 and a payment plan which settled the amounts owed and established a payment schedule for a period of 18 months starting in October 2017. See Note 8 for further discussion regarding the legal proceedings with the Company’s former CFO.

The Company’s security agreement with its lender has provided borrowings of 35% of our collateralized assets.  The Company continues to refinance this debt to provide additional liquidity.

Management continues to expand its product offerings and has also expanded its sales and distribution channels during 2017.

If management is unsuccessful in completing its equity financing, management will begin negotiating with some of the Company's major vendors and lenders to extend the terms of their debt and also evaluate certain expenses that have been implemented for the Company’s growth strategy.    However, there can be no assurance that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation

The accounts of the U.S. parent company are maintained in United States Dollar (“USD”). The functional currency of the Company’s German subsidiaries is the EURO (“EURO”). The accounts of the German subsidiaries were translated into USD in accordance with relevant accounting guidance. All assets and liabilities are translated at the exchange rate on the balance sheet dates, stockholders’ equity was translated at the historical rates and statements of operations transactions are translated at the average exchange rate for each period. The resulting translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.

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

Impairment of Indefinite Lived Intangible Assets Other Than Goodwill

The Company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with relevant accounting guidance.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method and the if-converted method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of March 31, 2017 and 2016 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

The Company computes its loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from its reported net loss and reports the same on the face of the condensed consolidated statement of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the impact of the updated guidance for the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for public entities for fiscal years beginning after December 15, 2016. The Company has adopted ASU 2016-09 and it did not impact its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 is effective for annual and interim periods beginning after December 31, 2016. The Company adopted this accounting pronouncement during the three months ended March 31, 2017 with no material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.

In January 2017, the FASB also issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments in this Update remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019.

Note 3.           Inventories

The following is a summary of the components of inventories (in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Raw materials	$1,252	$1,309
Work in process	154	203
Finished goods	2,273	2,299
	$3,679	$3,811

Note 4.           Secured Lines of Credit, Long-term Debt, and Notes Due to Employees

The Company’s outstanding note payable indebtedness was as follows as of (in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Hannoversche Volksbank credit line #1	$1,354	$1,321
Hannoversche Volksbank credit line #2	414	397
Hannoversche Volksbank term loan #3	104	117
Secured Promissory Note	483	650
DZ Equity Partners Participation rights	801	789
Total	3,156	3,274
Less current portion of long-term debt	(3,096)	(3,214)
Long-term debt	$60	$60

In July 2006, MEDITE GmbH, Burgdorf, entered into a master credit line #1 with Hannoversche Volksbank. The line of credit was amended in 2012, 2015 and again in 2016, in which the credit line availability is Euro 1.3 million ($1.39 million as of March 31, 2017). Borrowings on the master line of credit agreement #1 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.75 – 8.00% during the three months ended March 31, 2017. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, and a mortgage on the building owned by the Company and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a credit line #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of Euro 400,000 ($427,280 as of March 31, 2017). Borrowings on the master line of credit agreement #2 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates ranged from 3.90 – 8.00% during the period ended March 31, 2017. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and the state of Lower Saxony (Germany) to support high-tech companies in the area.

In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($427,280 as of March 31, 2017) term loan #3 with Hannoversche Volksbank with an interest rate of 4.7% per annum. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of Euro 13,890 ($14,517 as of March 31, 2017). The term loan is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and is collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

In March 2009, the Company entered into a participation rights agreement with DZ Equity Partners (“DZ”) in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million, ($1.6 million as of March 31, 2017) in two tranches of Euro 750,000 each ($801,150 as of March 31, 2017). The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matured on December 31, 2016, however the Notes are not considered in default until June 1, 2017, when the German financial statements are due to be filed. The Company has initiated discussions with DZ to renegotiate the terms of the agreement or to convert any part of the balance into stock. DZ has stated that they will not be able to refinance the debt. The default rate of interest will increase three percent.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”) with an initial exercise price of $1.60 per share, subject to adjustment and are exerciseable for a period of five years.  On March 15, 2016, the Board of Directors approved renegotiated terms to increase the warrants issued to the Purchasers from a total of 250,000 warrants to 500,000 and fixed the exercise price of the warrants to $0.80. The Notes mature on the earlier of the third month anniversary date following the Closing Date, as defined in the Note, or the third business day following the Company’s receipt of funds exceeding one million dollars from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by the Company’s accounts receivable and inventories held in the United States.  If the Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed.  On March 31, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants until the Notes are repaid.  During the three months ended March 31, 2017, the Company issued 50,000 warrants in connection with the default provision and 100,000 warrants in connection with the January 2017 extension provision (see below), which were valued at $11,443 and $28,167, respectively and recorded it as interest expense in the condensed consolidated statement of operations. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. In January 2017, the Company extended the term of the Notes in default on April 1, 2016 to June 30, 2017 and reduced the price on the warrants issued from $0.80 to $0.50. The Company recorded $64,405 attributed to the repricing of the warrants.

On December 31, 2015, the Company recorded a discount related to the issuance of warrants attributed to the Notes of approximately $90,000.  The discount was amortized to interest expense during the three months ended March 31, 2016. We did not have any discount amortization for the period ended March 31, 2017.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two individual accredited investors, one of which who serves on the Company’s  Board of Directors (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “May Note(s)”) with an interest rate of 15% and warrants to purchase up to an aggregate amount of 150,000 shares of common stock, of the Company (the “May Warrant(s)”).  The May Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $0.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $0.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $0.80 per share (the “Follow On Warrant”). The May Notes are secured by the Company’s accounts receivable and inventories held in the United States. The Company recorded a debt discount of $51,000 related to the relative fair value of the warrants on the date of the May Purchase Agreement, which was amortized to interest expense in the consolidated statement of operations during the year ended December 31, 2016. If the May Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed. In January 2017 the Company extended the term of the Notes in default on April 1, 2016 to June 30, 2017 and reduced the price on the warrants issued from $0.80 to $0.50. On August 25, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on August 26, 2016. The Company agreed to pay the Purchasers 10% of the principal balance of the May Notes in warrants until the May Notes are repaid. During the three months ended March 31, 2017, the Company issued 45,000 warrants in connection with the January 2017 extension provision, which were valued at $17,110 and recorded it as interest expense in the consolidated statement of operations.

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

On March 30, 2017, the Company negotiated a settlement with three current employees that hold notes, in the amount of $580,000 plus accrued vacation. The agreement supersedes all prior agreements with group and was effective December 31, 2016. The Company is to pay these employees approximately $330,000, the first payment of $94,000 was paid in April 2017, the second payment of $94,000 30 days from signing the agreement and the final payment of $142,000 60 days from signing the agreement. The employees are working with the Company, regarding the timing of the payments discussed above. The Company issued 1,029,734 warrants to purchase common stock at $0.50 a share with a term of 5 years. The fair value of the warrants issued of $389,000 for the three months ended March 31, 2017, was valued based on the Black Scholes model based on a stock price of $0.70, an interest free rate of 1.33% and volatility of 50%. The settlement was accounted for as an extinguishment under the applicable accounting guidance. The Company recorded a loss on extinguishment on notes due to employees of $158,000.

Note 5.           Related Party Transactions

Included in advances – related parties are amounts owed to the Company’s former CFO and Chairman of the Board of $50,000 at March 31, 2017 and December 31, 2016. Also included in advances – related parties are amounts owed to Ms. Ott of 20,000 Euros, ($21,364 as March 31, 2017) and $75,000 related to two short term bridge loans. The Company has made arrangements to settle these obligations evenly over a 24 month period, starting on October 31, 2017. In addition, the Company settled obligations related to accrued salaries, vacation and related expenses totaling $152,000 owed to Mr. and Ms. Ott. The Company will make an upfront payment to each Mr. and Ms. Ott of $6,750 and will pay the remaining amount owed over a period of 18 months starting in October 2017  The loans noted above are interest-free loans.

 Accrued salaries, vacation and related expenses at March 31, 2017 and December 31, 2016, includes amounts owed to the former CFO of approximately $1.1 million, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. See Note 8 for further discussion regarding the legal proceedings with the Company’s former CFO.

Note 6.           Common Stock

During the three months ended March 31, 2017, the Company issued 2,360,000 shares of common stock for $1,180,000, less $83,400 of issuance costs. In connection with the issuance of common stock, the Company issued 1,180,000 warrants to purchase shares of common stock at $0.50, for a term of 5 years. We also issued 50,000 shares from stock subscriptions of $25,000 at December 31, 2016 and issued 25,000 warrants on the same terms and conditions. During the quarter ended March 31, 2016, the Company did not issue any shares of common stock.

Note 7.           Preferred Stock and Warrants

A summary of the Company’s preferred stock as of March 31, 2017 and December 31, 2016 is as follows.

	March 31, 2017 (unaudited)	December 31, 2016
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	198,355	198,355

As of March 31, 2017 and December 31, 2016, the Company had cumulative preferred undeclared and unpaid dividends. In accordance with the relevant accounting guidance, these dividends were added to the net loss in the net loss per share calculation.

Warrants outstanding

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2016	1,396,161	$1.08	—	4.11
Granted	2,932,024	0.50	—	5.00
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2017	4,328,184	$0.60	—	4.60

During the three month period ended March 31, 2017, the Company issued 195,000 warrants in connection with the default provisions of the Notes and the May Notes, which were valued at $56,720.  The value of the warrants were determined using the Black-Scholes model, at an interest free rate of 1.33%, volatility of 50% and a remaining term of 5 years and a market price of between $0.50 to $0.80 during the three months ended March 31, 2017.

During January 2017, the Company reached an agreement with all secured promissory noteholders, to extend the maturity of the secured promissory notes to June 30, 2017, whereby the warrants were repriced from $0.80 a share to $0.50 a share. The notes continue to bear interest at 15% and the secured promissory noteholders continue to receive warrants amounting to 10% of the principal balance, as long as the notes remain outstanding. The Company repriced all warrants issued totaling 1.2 million warrants amounting to a $64,405 incremental value using the Black-Scholes model on January 16, 2017, the date of the amendments at a current market price of $0.36 a share, at an interest free rate of 1.33% and a remaining terms ranging from 4 years to 4 years and 11.5 months.

During the three months ended March 31, 2017, the Company issued 2,360,000 shares of common stock for $1,180,000, less $83,400 of issuance costs. In connection with the issuance of common stock, the Company issued 1,180,000 warrants to purchase shares of common stock at $0.50, for a term of 5 years. We also issued 50,000 shares from stock subscriptions of $25,000 at December 31, 2016 and issued 25,000 warrants on the same terms and conditions. On January 16, 2017 the Company also amended the original equity raise closed on December 7, 2016 and issued an additional 411,915 warrants to purchase shares of common stock at an exercise price of $0.50, for a term of 5 years.

Note 8.           Commitments and Contingencies

Legal Proceedings

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at March 31, 2017 and December 31, 2016. The Company believes that $836,000 was to be converted into common stock as a condition of the merger agreement at $2.00 a share. The presiding Federal Judge has referred the lawsuit to mediation. No settlement was reach during April 2017 meditation. The magistrate judge highly recommended that both parties work towards a settlement and scheduled an update meeting in September 2017.

Note 9.           Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Poland		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Assets	$11,637	$11,268	$6,072	$6,264	$99	$238	$17,809	$17,770
Property & equipment, net	65	68	1,478	1,487	4	2	1,547	1,557
Intangible assets	10,518	10,518	-	-	-	-	10,518	10,518

	United States		Germany		Poland		Total
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenues:
Histology Equipment	$146	$87	$760	$1,106	$8	$15	$914	$1,208
Histology Consumables	104	47	573	417	-	-	677	464
Cytology Consumables	-	140	300	319	-	-	300	459
Total Revenues	$250	$274	$1,633	$1,842	$8	$15	$1,891	$2,131
Net loss	$(570)	$(490)	$(216)	$(89)	$(169)	$(43)	$(955)	$(622)

Note 10.           Subsequent Events

On May 4, 2017, the Board of Directors (the “Board”) of MEDITE Cancer Diagnostics, Inc. (the “Company”) accepted the resignation of Michaela Ott as Chief Operating Officer of the Company, effective immediately. Further, the Board accepted Ms. Ott’s resignation from her position as Managing Director of the Company’s wholly-owned subsidiary, Medite GmbH, as well as managing director of CytoGlobe GmbH, Burgdorf, a wholly owned subsidiary of Medite GmbH, effective immediately. Ms. Ott shall further resign from her position as Managing Director of Medite GmbH, Austria, also a wholly-owned subsidiary of Medite GmbH, effective no later than September 30, 2017. Ms. Ott shall remain on the Board of Directors of the Company. Ms. Ott’s resignations do not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company or any of its subsidiaries. Ms. Ott shall take all her remaining holiday leave with no further obligation to render services to the Company or its subsidiaries and shall receive her monthly remuneration of EUR 10,000 ($10,682 at March 31, 2017) through September 30, 2017. The Company agrees to pay to Ms. Ott outstanding accrued compensation due to her in the amount of EUR 75,098, to be paid in eighteen monthly installments of EUR 4,172 commencing October 31, 2017, and at the end of each subsequent month thereafter until paid in full. Further, the Company agrees that upon achieving annual revenue of EUR 15 million (16.0 million at March 31, 2017) by no later than December 31, 2020, the Company shall make a one- time payment to Ms. Ott of EUR 30,000 ($32,046 at March 31, 2017). The payment will be due one month after the adoption of the annual financial statement for the year in which the revenue threshold is exceeded. The Company shall repay to Ms. Ott a loan provided by her to the Company with a current loan value of EUR 91,136 ($97,351 at March 31, 2017). Repayment of the loan shall be made in twenty-four equal monthly installments of EUR 3,797 ($4,056 at March 31, 2017), commencing on October 31, 2017, and on the last day of each month thereafter until the loan is repaid in full. Ms. Ott agrees to maintain her personal guarantee to various financial institutions with respect to certain financial obligations of the Company until September 30, 2017. The Company shall undertake to provide sufficient security to these financial institutions commencing October 1, 2017, whereby the Company shall secure the release of Ms. Ott’s personal guarantee. The Company shall further transfer to Ms. Ott the direct life insurance policy currently maintained by the Company for the benefit of Ms. Ott.

Further, on May 4, 2017, the Board also accepted the resignation of Michael Ott as Chairman of the Board, effective immediately. Mr. Ott shall remain on the Board of Directors of the Company. Mr. Ott further resigned as Managing Director of the Company’s wholly-owned German subsidiary, Medite GmbH, as well as from his position as Managing Director of CytoGlobe GmbH, Burgdorf, a wholly-owned subsidiary of Medite GmbH, effective immediately. Mr. Ott shall resign from his position as Managing Director of Medite sp. z. o.o., Poland, also a wholly-owned subsidiary of Medite GmbH, effective no later than September 30, 2017. Mr. Ott’s resignations do not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company or its subsidiaries. Mr. Ott shall take all his remaining holiday leave and shall receive his monthly remuneration of EUR 10,000 ($10,682 at March 31, 2017) through September 30, 2017. The Company agrees to pay to Mr. Ott outstanding accrued compensation due to him in the amount of EUR 52,473 ($56,052 at March 31, 2017), to be paid in eighteen monthly installments of EUR 2,915 ($3,114 at March 31, 2017) commencing October 31, 2017, and at the end of each subsequent month thereafter until paid in full. Further, the Company agrees that upon achieving annual revenue of EUR 15 million ($16 million at March 31, 2017) by no later than December 31, 2020, the Company shall make a one- time payment to Mr. Ott of EUR 30,000 ($32,046 at March 31, 2017). The payment will be due one month after the adoption of the annual financial statement for the year in which the revenue threshold is exceeded. Mr. Ott agrees to maintain his personal guarantee to various financial institutions with respect to certain financial obligations of the Company until September 30, 2017. The Company shall undertake to provide sufficient security to these financial institutions commencing October 1, 2017 whereby the Company shall secure the release of Mr. Ott’s personal guarantee. The Company shall further transfer to Mr. Ott the direct life insurance policy currently maintained by the Company for the benefit of Mr. Ott.

On May 4, 2017, the Board unanimously elected David E. Patterson, the Company’s Chief Executive Officer and Director, to the position of Chairman of the Board of Directors of the Company, to serve until his resignation or removal.

Effective April 28, 2017, the Company increased the authorized shares from 35,000,000 to 50,000,000.

The Board appointed two officers on May 4, 2017 who will receive 350,000 shares of restricted common stock with a three year vesting schedule and on April 26, 2017 appointed an officer who will receive 200,000 shares of restricted common stock with a three year vesting schedule.

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

In 2016 and 2017 we focused on implementation of several growth opportunities including enhanced distribution of core products through focused sales and distribution channel(s), newly developed and patent pending assays, new laboratory devices and several marketing projects like the Chinese standardization projects for histology and cytology.  The Company is optimistic about recent marketing efforts focusing on larger laboratory chains and other important strategic relationships. The Company has approximately 80 employees in four countries, a distribution network to about 70 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

After the successful market entrance into China in 2014, the Company’s revenues in this market are approximately $65,000 for the three months ended March 31, 2017 compared to $185,000 for the three months ended March 31, 2016. The Company has received $240,000 in orders for China which they believe they can complete partially in the second quarter and partially in the third quarter. The Company’s delayed financing during 2015 and 2016 and into 2017 has impacted the delivery of sales due to availability of raw materials, parts, and work in progress inventory and the needed investment in that inventory. The Company originally anticipated sales in 2016 of approximately $2 million with the assumption that the timing of the scheduled capital raise would happen earlier in the year. Due to the delay in the capital raise, the Company revised its target to $1.3 million. Total sales for the year ended December 31, 2016 were approximately $1 million compared to $897,000 for the same period in 2015.  The Chinese market is growing quickly, and the Company expects it will be one of two largest markets for its products. By working with its Chinese distributor, UNIC Medical, the Company has successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices at the end of 2014, and for the Cytology device in 2015. The Company is working with UNIC and are anticipating increased sales in China in the third and fourth quarter of 2017.  Also, together with UNIC, we are part of a government supported project to standardize the histology laboratory process in China. UNIC Medical is using MEDITE equipment and consumables for processing, and launching new assays. UNIC has taken an active role in branding MEDITE Cancer Diagnostics in China. Medite is working through certain product rollout issues which have impacted its anticipated increase in sales.

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

The Company’s cytology product line revenue remained at about the same levels in Europe (non-Gyn and Gyn applications) during 2016 and 2017 related to a competitive threat that management believes has been alleviated. The Company is in the process of moving forward the submission of an application to the U.S. Food and Drug Administration (“FDA”) for SureThin Gyn applications. Once approved we can compete with some of the dominant suppliers in this $600 million market and target major strategic lab partners. The impact of the gynecology segment SureThin solution in the US and China market will drive significant new revenue and gross margin improvement opportunities in the later part of 2017.

MEDITE is clearing certain hurdles in obtaining FDA clearance of its SureThin product offering for gyn use in the US. The product is attracting the interest in larger labs that will use both the SureThin non-gyn and gyn applications. The gyn clearance with the sale of the SureThin processor will encourage market growth the Management believes will provide sources for improved sales channels.

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

Management believes that 2017 developments, allows us to more fully leverage the products and biomarker solutions from CytoCore component of MEDITE. The first entry will be the introduction of SureCyte+ (fluorogenic) instant staining, offering tremendous lab efficiencies and enhanced patient care through the use of SureCyte+. SureCyte+ is the first of many new offering under the SureCyte brand.

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

Upon receiving the results, women, based upon their physicians’ advice may be candidates for further diagnostic testing. The BreatPap will undergo further customer testing in the US and EU markets. This product has been placed on hold and will be evaluated by Management, so they can focus their attention, and resources on their other product rollouts. Management plans on revisiting this Product by the end of 2017.

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

During the first quarter of 2016, the Company opened a second German manufacturing facility with approximately 4,000 square feet in Nussloch. This facility is utilizing the local workforce and their experience for the specialized skills required for manufacturing of the newly developed and updated Microtome product line and the newly developed Cryostat (instruments used for sectioning tissue biopsies).  The Company began manufacturing the new Cryostat line during the first quarter of 2017 and anticipates the first pre serial series to be available before the end of the second quarter. This enhanced microtome and cryostat production facility will allow MEDITE to meet the anticipated demand for these instruments as well as enhance its worldwide distribution channel through its suppliers including China.

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

All of the Company’s operations during the reporting period were conducted and managed within this segment, with management teams reporting directly to our Chief Executive Office. For information on revenues, profit or loss and total assets, among other financial data, attributable to our operations, see the consolidated financial statements included herein. Further during these 2016 and 2017 periods we added key personnel with excellent historical performance in new product commercialization, sales development and internal operations improvement.

Outlook

Due to promising innovative new products for cancer risk assessment and an increasing number of distributions contracts executed in the last years, management believes the profitability and cash-flow of the business will grow and improve. However, significant on-going operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development and 2.) Increase direct sales in the U.S. and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing capacity to increase our gross margin. Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If the Company is unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities. The condensed consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Currently, the Company’s sales primarily are generated in Euro currency. While in 2016 the average USD/Euro exchange rate was 1.10682 for the three months ended March 31, 2016, compared to 1.0655 in and March 31, 2017 a decrease of 0.04132, however the conversion rate at December 31, 2016 was 1.05204 and 1.0682 at March 31, 2017. MEDITE’s sales in USD were lower on a year over year basis as approximately 80% of our sales currently occurs in Euros. The Company is working to lessen the impact of the Euro’s decline versus the dollar by increasing the percentage of overall product sales in the U.S. and other countries such as China whose currency is not pegged to the Euro.

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

A major market movement for MEDITE is its recent acceptability into several US key opinion leader clinical sites as well a strategic sales, distribution and launch partners that will create immediate use and purchasing sites, whitepapers and recognition required for MEDITE to reach its next level of growth in its new product introductions. Similar approaches are in place in China and scheduled for the EU.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 14, 2017.

Three months ended March 31, 2017 as compared to the three months ended March 31, 2016 (in thousand USD)

Revenue

Revenue for the three months ended March 31, 2017, was $1,891 as compared to $2,131 for the three months ended March 31, 2016. Due to some seasonality in the industry, usually the first quarter of the year is weak because many public customers buy during the last 4 to 5 months of the year.  Revenues were nominally impacted by the conversion rate between the USD/Euro, or $63 for the three months ended March 31, 2017, compared to the same period in 2016.   The Company increased sales in the cytology product during 2016 period , partially through the US sales doubling during the 2016 period however due to cash constraints during the end of 2016 and early 2017, cytology products were not available for sale.  MEDITE manufactured lab equipment decreased during 2017, compared to the same period in 2016, offset by higher histology consumables sold during 2017.

Costs of Revenue

Cost of revenues were $1,211, or 64% of the revenues for the three months ended March 31, 2017, as compared to $1,213, or 57% of the revenues for the three months ended March 31, 2016. The cost of revenue consisted of higher manufacturing and fixed costs during 2017 due delays in sourcing parts and some installation issues.

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

For the first quarter 2017, research and development expenses increased to $425 compared to $360 for the first quarter 2016. The Company expensed approximately $138 of development expense for the three months ended March 31, 2017.

Selling, General and Administrative

For the first quarter 2017, SG&A expenses were $782 as compared to $857 for the first quarter 2016. The first quarter 2016 included approximately $45 of professional fees attributed to the restatement of the intangible assets and deferred income tax liability in the financial statements for the year ended December 31, 2015.  Professional fees were lower for the quarter ended March 31, 2017 specifically related to lower audit fees for the 2016 audit and timing of the completion of the audit through April 2017.

Operating Loss

The operating loss of $576 for the first quarter of 2017, compares to MEDITE’s operating loss of $350 for the first quarter of 2016, and is directly related to lower sales for the period and research and development costs discussed above.

Interest Expense

Interest expenses decreased by 26% to $193 in the three months ended March 31, 2017, compared to $261 for the three months ended March 31, 2016, due to the amortization of the debt issuance costs and the amortization of the debt discount attributed to the secured promissory notes issued at December 31, 2015, which matured on March 31, 2016.  These notes bear interest at 15%, or $24 for the 2017 period compared to $19 for the 2016 period and the amortization of the debt issuance costs and debt discount totaled $200 for the three months ended March 31, 2016.  The 2017 period did not have any amortization of the debt issuance costs. During the three months ended March 31, 2017 the Company recorded $64 and $57 to interest expense related to repricing of the warrants related to the secured promissory notes and the fair value of 195,000 warrants issued related to the penalty feature in secured promissory notes issued on December 31, 2015 and May 25, 2016.  The effect of the interest, debt issuance costs and debt discount, repricing and the penalty warrants on the secured promissory notes was an effective yield of 89% and 175% for the three months ended March 31, 2017 and 2016, respectively.

Net Loss

The net loss for the quarter ended March 31, 2017, totaled $955, as compared to net loss of $622 for the quarter ended March 31, 2016. The loss for 2016 directly related to lower sales for the period and higher research and development costs discussed above. Decreased interest costs discussed above, resulted from the amortization of the debt issuance cost and debt discount with the secured promissory notes of $200 in 2016 offset by repricing and warrant issuances discussed above.

Liquidity and Capital Resources

Due to promising new products and distributions contracts executed in the last two years and management changes with increased focus on the various sales channels and manufacturing and quality systems, management anticipates the profitability and cash flow of the business will improve. However, significant on-going operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential management will focus its efforts on 1.) finishing and gaining approval for the products currently under development and 2.) increase direct sales in the USA and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing cost to increase our gross margin.

For the three months ended March 31, 2017, we used net cash in operations of approximately $645 compared to $559 for the same period in 2016. During 2017, cash used in operations consisted of loss from operations, offset by non-cash transactions for warrants issued related to secured promissory notes. During 2016, cash used in operations consisted of loss from operations, offset by non-cash transactions for warrants issued related to secured promissory notes.

For the three months ended March 31, 2017, net cash used in investing activities were $16 compared to $94 for the same period in 2016.  The improvement in this activity relates to lower purchases of equipment in 2017 compared to 2016.

For the three months ended March 31, 2017, financing activities provided $914 compared $59 used in financing activities for the same period in 2016. The Company sold 2.4 million shares of common stock for $1.1 million during the first quarter of 2017, net of $83 of issuance costs.

The Company must contemplate continuation as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At March 31, 2017, the Company’s cash balance was $269 and its operating losses for the three months ended March 31, 2017 and the year ended December 31, 2016, have used most of the Company’s liquid assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However working capital has improved by approximately $600 from December 31, 2016. The Company raised additional cash of $250 from the sale of equity subsequent to April 1, 2017 through the date of this filing.

The Company has settled three of the five employee notes for $330 and warrants. In April 2017 the Company paid $94 for the first installment and issued warrants to purchase 1,029,734 shares of common stock at $0.50, for a period of 5 years.

During the three months ended March 31, 2017, the Company paid $167 of secured promissory notes, reducing the balance to $483. The Company received notice that one noteholder will convert $50 into 100,000 shares of common stock at $0.50. Management believes that the remainder of the balance will be settled in some combination of cash and stock.

              Management is actively seeking additional equity financing contemplated in the $4.25 million stock purchase agreement. The Company has negotiated with certain parties whose obligations are due in the next twelve months to extend payment terms beyond one year. One lender with an outstanding balance of $801 has stated that they will not be able to refinance the debt. The default rate of interest will increase three percent.

              Accrued salaries, vacation and related expenses at March 31, 2017, includes amounts owed to the former CFO of approximately $1.1 million. See further discussion regarding the legal proceedings with the Company’s former Chief Financial Officer. Also included in accrued salaries, vacation and related expenses are amounts owed to both the Michaela and Michael Ott totaling approximately $152.  Included in advances – related parties are amounts owed to the Company’s former CFO $50 at March 31, 2017.

The Company owes Ms. Ott, 91 Euros, ($97 as March 31, 2017). The Company has established a payment plan whereby the balances owed will be repaid beginning on October 31, 2017, extending between 18 and 24 months.

The Company’s security agreement with its lender has provided borrowings of 35% of our collateralized assets.  The Company continues to seek to refinance this debt to provide additional liquidity.

Management continues to expand its product offerings and has also expanded its sales and distribution channels during 2017.

If management is unsuccessful in completing its equity financing, they will begin negotiating with some of their major vendors and lenders to extend the terms of their debt and also evaluate certain expenses that have been implemented for the Company’s growth strategy.    However, there can be no assurance that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In summary, management believes current working capital is sufficient to fund current operations. The Company intends to continue growing using current working capital, however the growth of the Company could be slowed down if we are unable to obtain debt and/or equity financing.  Consequently, there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Part II. Other Information

Item 1.           Legal Proceedings.

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at March 31, 2017. The Company believes that $836,000 was to be converted into common stock as a condition of the merger agreement at $2.00 a share.

On April 26, 2017 mediation with a court appointed Magistrate Judge occurred. The mediation ended with detail of settlement parameters. The Magistrate dismissed the meeting with specific instructions to both sides to settle the lawsuit. If needed a September 7, 2017 update meeting with the Magistrate Judge is scheduled. Both sides will continue to work towards an equitable settlement prior to September 7, 2017.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2017 the Company filed a $4,250,000 Form D to issue up to 8.5 million shares of common stock and approximately 2.2 million warrants to issue common stock at $0.50 a share. From January through March 31, 2017 the Company received $1.2 million proceeds for the sale of 2.4 million shares of common stock at a purchase price of $0.50, with 50% of the shares issued, or 1.2 million warrants to purchase common shares at $0.50, with a term of 5 years. The Company incurred $83,400 of cash commissions and will issue 90,375 warrants associated with the sale of these securities.

Item 3.           Defaults upon Senior Securities.

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

●
Upon the Company’s receipt of the first $1,000,000 invested (including the capital raised to date in a prior private equity offering), the Note Holders will be repaid one third of their principal investment. On March 31, 2017, the Company paid approximately $167,000 of the outstanding Notes.

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

●	The Note Holders will have the option to convert their Notes to equity either before or at the six month extension end date into units offered in any future private equity offering of the Company.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Form of First Amendment to Amended and Restated Securities Purchase Agreement

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

MEDITE Cancer Diagnostics, Inc.

Date: May 15, 2017	/s/ David Patterson
David Patterson
Chief Executive Officer

Date: May 15, 2017	/s/ Susan Weisman
Susan Weisman
Chief Financial Officer