Form 10-Q
period 2017-06-30
Medite Cancer Diagnostics, Inc.
filed 2017-08-14
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE, AT August 14, 2017: 27,658,820 shares

MEDITE Cancer Diagnostics, Inc.

QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2017	December 31,
	(unaudited)	2016
Assets

Current Assets:
Cash	$410	$108
Accounts receivable, net of allowance for doubtful accounts of $191 and $123, respectively	1,054	1,346
Inventories	3,969	3,811
Prepaid expenses and other current assets	189	79
Total current assets	5,622	5,344

Property and equipment, net	1,576	1,557
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	398	351
Total assets	$18,114	$17,770

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,737	$3,306
Secured lines of credit and current portion of long-term debt	3,226	3,214
Notes due to employees, current portion	339	681
Advances – related party	154	146
Total current liabilities	7,456	7,347
Long-term debt, net of current portion	32	60
Notes due to employees, net of current portion	90	135
Deferred tax liability	2,205	2,205
Total liabilities	9,783	9,747

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding (liquidation value of all classes of preferred stock $2,579 and $2,533 as of June 30, 2017 and December 31, 2016, respectively)	962	962
Common stock, $0.001 par value; 50,000,000 and 35,000,000 shares authorized, 27,658,820 and 22,421,987 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	28	23
Additional paid-in capital	12,090	9,366
Stock subscription	25	25
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(483)	(642)
Accumulated deficit	(3,964)	(1,384)
Total stockholders’ equity	8,331	8,023

Total liabilities and stockholders’ equity	$18,114	$17,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,
	2017 (unaudited)	2016 (unaudited)

Net sales	$1,277	$2,816
Cost of revenues	1,228	1,546
Gross profit	49	1,270

Operating expenses
Depreciation and amortization expense	54	50
Research and development	329	421
Selling, general and administrative	1,228	918
Total operating expenses	1,611	1,389
Operating loss	(1,562)	(119)

Other expenses
Interest expense, net	67	139
Other income, net	(8)	(50)
Total other expense, net	59	89

Loss before income taxes	(1,621)	(208)

Income tax provision (benefit)	4	(6)
Net loss	(1,625)	(202)

Preferred dividend	(23)	(23)

Net loss available to common stockholders	$(1,648)	$(225)
Loss per share
Basic and diluted loss per share	$(0.06)	$(0.01)
Weighted average basic and diluted shares outstanding	25,866,163	21,058,235

Condensed consolidated statements of comprehensive loss
Net loss	$(1,625)	$(202)
Other comprehensive income (loss)
Foreign currency translation adjustments	212	(136)
Comprehensive loss	$(1,413)	$(338)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except shares and per share amounts)

	Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)

Net sales	$3,168	$4,947
Cost of revenues	2,439	2,759
Gross profit	729	2,188

Operating expenses
Depreciation and amortization expense	103	101
Research and development	754	781
Selling, general and administrative	2,010	1,775

Total operating expenses	2,867	2,657
Operating loss	(2,138)	(469)

Other expenses
Interest expense	260	400
Loss on extinguishment of notes due to employees	158	-
Other (income) expenses, net	20	(39)
Total other expenses, net	438	361

Loss before income taxes	(2,576)	(830)

Income tax provision (benefit)	4	(6)
Net loss	(2,580)	(824)

Preferred dividend	(46)	(46)

Net loss to common stockholders	$(2,626)	$(870)

Loss per share
Basic and diluted loss per share	$(0.11)	$(0.04)
Weighted average basic and diluted shares outstanding	24,411,435	21,058,235

Condensed consolidated statements of comprehensive loss
Net loss	(2,580)	(824)
Other comprehensive income (loss)
Foreign currency translation adjustments	159	55

Comprehensive loss	$(2,421)	$(769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended ,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,580)	$(824)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	103	101
Provision for doubtful accounts	62	-
Stock-based compensation	63	-
Amortization of debt discount and debt issuance costs	-	219
Amortization of shares issued for prepaid consulting services	6	-
Estimated fair value of warrants issued in connection with secured promissory notes	162	51
Loss on extinguishment of notes due to employees	158	-
Changes in assets and liabilities:
Accounts receivable	302	42
Inventories	114	(827)
Prepaid expenses and other assets	(95)	57
Accounts payable and accrued expenses	313	439
Net cash used in operating activities	(1,392)	(742)

Cash flows from investing activities:
Purchases of equipment	(27)	(3)
Increase in other assets	-	(104)
Net cash used in investing activities	(27)	(107)

Cash flows from financing activities:
Net (repayment) borrowings on lines of credit	(24)	406
Repayment of secured promissory notes	(167)	-
Repayment of notes due to employees	(155)	(50)
Proceeds from related party advances, net	-	13
Proceeds from sale of common stock, net of issuance costs	2,000	-
Proceeds from common stock subscribed	25	-
Net cash provided by financing activities	1,679	369

Effect of exchange rates on cash	42	38
Net change in cash	302	(442)
Cash at beginning of period	108	587

Cash at end of the period	$410	$145

Supplemental disclosure of cash flow information:
Cash paid for interest	$97	$89
Cash paid for income taxes	$24	$8

Supplemental schedule of non-cash investing and financing activities:
Reclassification of warrant liability to additional paid in capital	$-	$90
Settlement of liabilities through issuance of common stock	$-	$275
Issuance of common stock for services	$25	$-
Issuance of warrants on secured promissory notes classified as additional paid-in capital and debt discount	$-	$192
Issuance of common stock subscribed	$25	$-
Conversion of secured promissory note plus accrued interest into common stock	$58	$-

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

MEDITE is a medical technology company specialized in the development, manufacturing, and marketing of molecular biomarkers, premium medical devices and consumables for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. The Company has 74 employees in four countries, a distribution network to about 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories is available for sale.

Note 2.           Summary of Significant Accounting Policies

Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended June 30, 2017 and 2016 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K for the year ended December 31, 2016 filed on April 14, 2017 and other filings with the Securities and Exchange Commission.

In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Negative working capital at December 31, 2016 was $2,003 compared to June 30, 2017 of $1,834, an improvement of $169. The Company has reported losses of $2,163 for the year ended December 31, 2016 and $2,580 for the six months ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company raised additional cash of $2 million net of offering costs from the sale of 4,310,000 shares of common stock subsequent to December 31, 2016 through June 30, 2017.

The Company has settled three of the five employee notes for $330,000 and warrants and paid the first installment of $94,000 in April 2017. The Company has extended the term of the secured promissory notes and has paid $167,000 of the outstanding balance and one noteholder converted a $50,000 note plus accrued interest into 116,833 shares of common stock at $0.50 per share. Management believes that the remainder of the balance will be settled in some combination of cash and stock.

Management is actively seeking additional equity financing contemplated in the $4.25 million stock purchase agreement. The Company has negotiated with certain parties whose obligations are due in the next twelve months to extend payment terms beyond one year. One lender with an outstanding balance of $856,950 has stated that they will not be able to refinance the debt however they have provided an extension through September 2017. The rate of interest increased three percent beginning in June 2017.

The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at June 30, 2017 and December 31, 2016. The Company believes that more than half of the balance currently outstanding was to be converted into common stock as a condition of the merger agreement at $2.00 a share. See Note 8 for further discussion regarding the legal proceedings with the Company’s former CFO.

The Company owes Ms. Ott 91,136 Euros, ($97,351 as June 30, 2017). The Company has made arrangements to repay this obligations evenly over a 24 month period, starting on October 31, 2017. The Company also settled obligations to Ms. Ott and Mr. Ott for past wages and related expenses of $152,000 through an upfront payment each of $6,750 and a payment plan which settled the amounts owed and established a payment schedule for a period of 18 months starting in October 2017. The upfront payment was not made as of the date of this filing.

The Company’s security agreement with its lender has provided borrowings of 35% of our collateralized assets.  The Company continues to work on refinancing this debt to provide additional liquidity.

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

Foreign Currency Translation

The accounts of the US parent company are maintained in United States Dollar (“USD”). The functional currency of the Company’s German subsidiaries is the EURO (“EURO”). The accounts of the German subsidiaries were translated into USD in accordance with relevant accounting guidance. All assets and liabilities are translated at the exchange rate on the balance sheet dates, stockholders’ equity was translated at the historical rates and statements of operations transactions are translated at the average exchange rate for each period. The resulting translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method and the if-converted method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of June 30, 2017 and 2016 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the definition of a business”. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Management does not anticipate the implementation to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB also issued ASU 2017-04, “Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this Update remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on the Company’s consolidated financial statements.

In July 2017, the FASB issued a two-part ASU No. 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” The ASU will (1) “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features” and (2) improve the readability of ASC 480-10 by replacing the indefinite deferral of certain pending content with scope exceptions. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2017-11 will have on the Company’s consolidated financial statements.

Note 3.           Inventories

The following is a summary of the components of inventories (in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Raw materials	$1,474	$1,309
Work in process	142	203
Finished goods	2,353	2,299
	$3,969	$3,811

Note 4.           Secured Lines of Credit, Long-term Debt, and Notes Due to Employees

The Company’s outstanding note payable indebtedness was as follows as of (in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Hannoversche Volksbank credit line #1	$1,447	$1,321
Hannoversche Volksbank credit line #2	426	397
Hannoversche Volksbank term loan #3	95	117
Secured Promissory Note	433	650
DZ Equity Partners Participation rights	857	789
Total	3,258	3,274
Less current portion of long-term debt	(3,226)	(3,214)
Long-term debt	$32	$60

In July 2006, MEDITE GmbH, Burgdorf, entered into a master credit line #1 with Hannoversche Volksbank. The line of credit was amended in 2012, 2015 and again in 2016, in which the credit line availability is Euro 1.3 million ($1.485 million as of June 30, 2017). Borrowings on the master line of credit agreement #1 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.75 – 8.00% during the period ended June 30, 2017. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, and a mortgage on the building owned by the Company and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a credit line #2 with Hannoversche Volksbank. The line of credit granted a maximum borrowing authority of Euro 400,000 ($457,040 as of June 30, 2017). Borrowings on the master line of credit agreement #2 bears interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates ranged from 3.90 – 8.00% during the period ended June 30, 2017. The line of credit has no stated maturity date. The line of credit is collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and the state of Lower Saxony (Germany) to support high-tech companies in the area.

In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($457,040 as of June 30, 2017) term loan #3 with Hannoversche Volksbank with an interest rate of 4.7% per annum. The term loan has a maturity of December 31, 2018, and requires quarterly principal repayments of Euro 13,890 ($15,871 as of June 30, 2017). The term loan is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and is collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf.

In March 2009, the Company entered into a participation rights agreement with DZ Equity Partners (“DZ”) in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million, ($1.7 million as of June 30, 2017) in two tranches of Euro 750,000 each ($856,950 as of June 30, 2017). The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture pays interest at the rate of 12.15% per annum and matured on December 31, 2016, however the Notes were not considered in default until June 1, 2017, when the German financial statements were due to be filed. The Company has initiated discussions with DZ to renegotiate the terms of the agreement or to convert any part of the balance into stock. DZ has extended the maturity date to September 1, 2017. The rate of interest increased three percent, to 15.15% on June 1, 2017.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”) with an initial exercise price of $1.60 per share, subject to adjustment and are exercisable for a period of five years.  On March 15, 2016, the Board of Directors approved renegotiated terms to increase the warrants issued to the Purchasers from a total of 250,000 warrants to 500,000 and fixed the exercise price of the warrants to $0.80. The Notes mature on the earlier of the third month anniversary date following the Closing Date, as defined in the Note, or the third business day following the Company’s receipt of funds exceeding one million dollars from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by the Company’s accounts receivable and inventories held in the United States.  If the Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed.  On March 31, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants until the Notes are repaid.  During the six month period ended June 30, 2017, the Company issued 50,000 warrants in connection with the default provision and 195,000 warrants in connection with the January 2017 extension provision (see below), which were valued at $11,443 and $59,199, respectively, and recorded it as interest expense in the condensed consolidated statements of operations. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. In January 2017, the Company extended the term of the Notes in default on April 1, 2016 to June 30, 2017 and reduced the price on the warrants issued from $0.80 to $0.50. The Company recorded $64,405 attributed to the repricing of the warrants.

On June 30, 2017, one secured noteholder, an affiliate of a member of our Board of Directors converted a $50,000 secured promissory note for $50,000 plus $8,000 of accrued interest into 116,833 shares of common stock. The Company issued 50,000 warrants to purchase shares of common stock at a price of $0.50, with a term of five years.

On December 31, 2015, the Company recorded a discount related to the issuance of warrants attributed to the Notes of approximately $90,000.  The discount was amortized to interest expense during the six months ended June 30, 2016. We did not have any discount amortization for the period ended June 30, 2017.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two individual accredited investors, one of which who serves on the Company’s  Board of Directors (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “May Note(s)”) with an interest rate of 15% and warrants to purchase up to an aggregate amount of 150,000 shares of common stock, of the Company (the “May Warrant(s)”).  The May Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $0.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $0.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $0.80 per share (the “Follow On Warrant”). The May Notes are secured by the Company’s accounts receivable and inventories held in the United States. The Company recorded a debt discount of $51,000 related to the relative fair value of the warrants on the date of the May Purchase Agreement, which was amortized to interest expense in the consolidated statement of operations during the year ended December 31, 2016. If the May Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed. On August 25, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on August 26, 2016. The Company agreed to pay the Purchasers 10% of the principal balance of the May Notes in warrants until the May Notes are repaid.  In January 2017, the Company extended the term of the Notes in default to June 30, 2017 and reduced the price on the warrants issued from $0.80 to $0.50. During the three and six month period ended June 30, 2017, the Company issued 35,000 and 80,000 warrants in connection with the January 2017 extension provision, which were valued at $9,948 and $27,058 and recorded it as interest expense in the consolidated statements of operations.

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

On March 30, 2017, the Company negotiated a settlement with three current employees that hold notes, in the amount of $580,000 plus accrued vacation. The agreement supersedes all prior agreements with the group and was effective December 31, 2016. The Company is to pay these employees approximately $330,000, the first payment of $94,000 was paid in April 2017, the second payment of $94,000 was due 30 days from signing the agreement and the final payment of $142,000 was due 60 days from signing the agreement however the remaining payments remained due at June 30, 2017. The employees are working with the Company regarding the timing of the payments discussed above. The Company issued 1,029,734 warrants to purchase common stock at $0.50 a share with a term of 5 years. The fair value of the warrants issued of $389,000 for the six months ended June 30, 2017, was valued based on the Black Scholes model based on a stock price of $0.70, an interest free rate of 1.33% and volatility of 50%. The settlement was accounted for as an extinguishment under the applicable accounting guidance. The Company recorded a loss on extinguishment on notes due to employees of $158,000.

Note 5.           Related Party Transactions

Included in advances – related parties are amounts owed to the Company’s former CFO and Chairman of the Board of $50,000 at June 30, 2017 and December 31, 2016. Also included in advances – related parties are amounts owed to Ms. Ott of 20,000 Euros, ($22,852 as June 30, 2017) and 75,000 Euros ($85,695 as of June 30, 2017) related to two short term bridge loans. The Company has made arrangements to settle these obligations to Ms. Ott evenly over a 24 month period, starting on October 31, 2017. In addition, the Company settled obligations related to accrued salaries, vacation and related expenses totaling $152,000 owed to Mr. and Ms. Ott. The Company will make an upfront payment to each Mr. and Ms. Ott of $6,750 and will pay the remaining amount owed over a period of 18 months starting in October 2017.  The loans noted above are interest-free loans. The Company plans to continues to pay Mr. and Mrs. Ott the agreed upon severance payments however the upfront payment was not paid as of June 30, 2017. Total severance payments totaled $118,810, of which $71,418 were accrued at June 30, 2017. Mr. Ott and Ms. Ott remain as Directors of the Company and continue to work with the Company.

On June 30, 2017, one secured noteholder, an affiliate of a member of our Board of Directors, converted a $50,000 secured promissory note plus accrued interest into 116,833 shares of common stock. The Company issued 50,000 warrants to purchase shares of common stock at a price of $0.50, with a term of five years. See further discussion related to secured promissory notes in Note 4 above.

On February 12, 2016, one of the Purchasers of a $100,000 secured promissory note and holder of 50,000 (increased to 100,000 warrants as of December 31, 2016) warrants to purchase shares of common stock at the time of his election, was elected to the Board of Directors to serve as Director and Chairman of the Company’s audit committee. Total warrants due to this director related to the above secured promissory notes for original issuance, modifications, default period and the modification period at June 30, 2017 was 240,000 warrants to purchase common stock.

At June 30, 2017 and December 31, 2016, the Company has accrued $65,000 and $55,000, respectively to the above Director and Chairman of the audit committee for services for 2016 as a member of the Board of $35,000 and an additional $20,000 and $30,000 for audit committee services for the year ended December 31, 2016 and for the six months ended June 30, 2017, respectively.

Included in accounts payable and accrued expense includes $35,408 due to its CFO’s company for past services performed as a consultant to the Company.

The Company has accrued wages and vacation of approximately $1.1 million payable to the former CFO at June 30, 2017 and December 31, 2016. The Company believes that more than half of the balance currently outstanding was to be converted into common stock as a condition of the merger agreement at $2.00 a share. See Note 8 for further discussion regarding the legal proceedings with the Company’s former CFO.

Note 6.           Common Stock

Effective April 28, 2017, the Company increased the authorized shares from 35,000,000 to 50,000,000.

During the six months ended June 30, 2017, the Company issued 4,310,000 shares of common stock for $2,155,000, less $153,000 of issuance costs. In connection with the issuance of common stock, the Company issued 2,155,000 warrants to purchase shares of common stock at $0.50, for a term of 5 years. We also issued 50,000 shares from stock subscriptions of $25,000 at December 31, 2016 and issued 25,000 warrants on the same terms and conditions. At June 30, 2017, the Company received $25,000 stock subscription for the purchase of 50,000 shares of common stock and 25,000 warrants. During the six months ended June 30, 2016, the Company issued 292,167 shares to settle certain liabilities totaling $274,870.

The Board appointed two officers on May 4, 2017, who received 350,000 shares of restricted common stock with a three year vesting schedule. In addition, on April 26, 2017, the Company appointed an officer who received 200,000 shares of restricted common stock with a three year vesting schedule. On June 9, 2017 the Company issued 160,000 shares of restricted common stock with a vesting schedule through December 31, 2019. Amortization associated with restricted stock to officers and management is $52,668 and $63,085 for the three and six months ended June 30, 2017, respectively. In addition, the Company issued 50,000 shares to an investor relations firm in June 2017 at a value of $0.50 per share for services through September 30, 2017. For the three and six months ended June 30, 2017, the Company recorded $6,250 included in selling, general and administrative expenses for professional fees for investor relations expense.

Note 7.           Options, Preferred Stock and Warrants

A summary of the Company’s preferred stock as of June 30, 2017 and December 31, 2016 is as follows.

	June 30, 2017 (unaudited)	December 31, 2016
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	198,355	198,355

As of June 30, 2017 and December 31, 2016, the Company had cumulative preferred undeclared and unpaid dividends of $1,457,370 and $1,411,946, respectively. In accordance with the relevant accounting guidance, these dividends were added to the net loss in the net loss per share calculation.

Options

The Company’s 2017 Employee/Consultant Common Stock Compensation Plan for the issuance of up to 3,000,000 options to grant common stock to the Company’s employees, directors and consultants was adopted pursuant to the written consent of holders of a majority of The Company’s common stock obtained as on March 7, 2017 and was considered approved on April 21, 2017. At June 30, 2017, no options have been issued from the plan.

Warrants outstanding

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2016	1,396,161	$1.08	—	4.11
Granted	4,256,150	0.50	—	5.00
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2017	5,652,311	$0.62	—	4.54

During the three and six month period ended June 30, 2017, the Company issued 130,000 and 325,000 warrants in connection with the default provisions of the Notes and the May Notes, which were valued at $40,980 and $97,700.  The value of the warrants were determined using the Black-Scholes model, at an interest free rate of 1.33%, volatility of 50% and a remaining term of 5 years and a market price of between $0.50 to $0.80 during the three and six months ended June 30, 2017.

In January 2017, the Company reached an agreement with all secured promissory noteholders, to extend the maturity of the secured promissory notes to June 30, 2017, whereby the warrants were repriced from $0.80 a share to $0.50 a share. The notes continue to bear interest at 15% and the secured promissory noteholders continue to receive warrants amounting to 10% of the principal balance, as long as the notes remain outstanding. The Company repriced all warrants issued totaling 1.2 million warrants amounting to a $64,405 incremental value using the Black-Scholes model on January 16, 2017, the date of the amendments at a current market price of $0.36 a share, at an interest free rate of 1.33% and a remaining terms ranging from 4 years to 4 years and 11.5 months.

During the six months ended June 30, 2017, the Company issued 4,310,000 shares of common stock for $2,155,000, less $153,000 of issuance costs. In connection with the issuance of common stock, the Company issued 2,155,000 warrants to purchase shares of common stock at $0.50, for a term of 5 years. We also issued 50,000 shares from stock subscriptions of $25,000 at December 31, 2016 and issued 25,000 warrants on the same terms and conditions. On January 16, 2017 the Company also amended the original equity raise closed on December 7, 2016 and issued an additional 411,915 warrants to purchase shares of common stock at an exercise price of $0.50, for a term of 5 years. The Company issued 263,250 warrants to purchase common stock to brokers related to the above transaction for 2017.

Note 8.           Commitments and Contingencies

Legal Proceedings

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at June 30, 2017 and December 31, 2016. The Company believes that more than half of the balance currently outstanding was to be converted into common stock as a condition of the merger agreement at $2.00 a share. The presiding Federal Judge has referred the lawsuit to mediation. No settlement was reach during the April 2017 meditation. The Company has proactively initiated settlement offers with no progress from the former CFO. The magistrate judge highly recommended that both parties work towards a settlement and scheduled an update meeting in September 2017.

Note 9.           Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Poland		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Assets	$11,819	$11,268	$6,181	$6,264	$114	$238	$18,114	$17,770
Property & equipment, net	60	68	1,516	1,487	-	2	1,576	1,557
Intangible assets	10,518	10,518	-	-	-	-	10,518	10,518

	United States		Germany		Poland		Total
For the three months ended	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Histology Equipment	$38	$119	$220	$1,564	$5	$-	$263	$1,683
Histology Consumables	136	24	667	644	-	3	803	671
Cytology Consumables	-	136	211	326	-	-	211	462
Total Revenues	$174	$279	$1,098	$2,534	$5	$3	$1,277	$2,816
Net loss	$(667)	$(487)	$(921)	$333	$(37)	$(48)	$(1,625)	$(202)

	United States		Germany		Poland		Total
For the six months ended	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Histology Equipment	$184	$215	$980	$2,564	$13	$8	$1,177	$2,787
Histology Consumables	240	70	1,240	1,157	-	7	1,480	1,234
Cytology Consumables	-	268	511	655	-	3	511	926
Total Revenues	$424	$553	$2,731	$4,376	$13	$18	$3,168	$4,947
Net loss	$(1,237)	$(977)	$(1,137)	$244	$(206)	$(91)	$(2,580)	(824)

Note 10.           Subsequent Events

On July 10, 2017, all Note Holders, with the exception of a single individual Note Holder who holds two Notes and has elected not to waive default, agreed to further extend the repayment of the Notes until July 31, 2017. The Company issued 66,666 warrants to purchase shares of common stock at $0.50 a share for the default provision. No further warrants will be issued on these defaulted Notes. No additional consideration is being given by the Company for this extension by the consenting Note Holders. On August 11, 2017, the above Note Holders agreed to further extend the repayment of the Notes until August 31, 2017.

On August 1, 2017 the Company received written consent of the holders of the majority of the issued and outstanding shares of our Common Stock, to amend the 2017 Employee/Consultant Common Stock Compensation Plan and to file a  Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Incorporation”) to increase the Company’s authorized common stock, par value $0.001 per share (the “Common Stock”), from 50,000,000 shares to 100,000,000 shares, (the “Amendment”) and keep the authorized shares of preferred stock, par value $0.001 per share (the “Preferred Stock”), unchanged.

On March 7, 2017 the Company filed a $4,250,000 Form D to issue up to 8.5 million shares of common stock and approximately 2.2 million warrants to issue common stock at $0.50 a share. The Company has extended this offering through September 29, 2017.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; US and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors, our ability to develop new products and respond to technological changes in the markets in which we compete, our ability to obtain government approvals of our products, our ability to market our products, changes in third-party reimbursement procedures, and such other factors that may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

In 2016 and 2017 we focused on implementation of several growth opportunities including enhanced distribution of core products through focused sales and distribution channel(s), newly developed and patent pending assays, new laboratory devices and several marketing projects like the Chinese standardization projects for histology and cytology.  The Company is optimistic about recent marketing efforts focusing on larger laboratory chains and other important strategic relationships. The Company has approximately 74 employees in four countries, a distribution network to about 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

After the successful market entrance into China in 2014, the Company’s revenues (sales credits) in this market are approximately $(35,390) and $29,610 for the three and six months ended June 30, 2017 compared to $507,000 and $692,000 for the three and six months ended June 30, 2016. Sales have been impacted by the manufacturing issues addressed under Revenue and Results of Operations discussed elsewhere within this filing. The Company has addressed most of the product, service and training issues in China. The Company sent a technician to China for approximately four weeks to retrain and review the policies and procedures relating to the products being serviced by UNIC in China. We also addressed various issues, product related and warranty issues related to prior deliveries. The Company has received $800,000 in orders for China which they believe they can complete by the fourth quarter. Total sales for the year ended December 31, 2016 were approximately $1 million compared to $897,000 for the same period in 2015.  The Chinese market is growing quickly, and the Company expects it will be one of two largest markets for its products. By working with its Chinese distributor, UNIC Medical, the Company has successfully received China Food and Drug Administration (“CFDA”) approval for all MEDITE histology laboratory devices at the end of 2014, and for the Cytology device in 2015. The Company is working with UNIC and are anticipating increased sales in China in the third and fourth quarter of 2017.  Also, together with UNIC, we are part of a government supported project to standardize the histology laboratory process in China. UNIC Medical is using MEDITE equipment and consumables for processing, and launching new assays. UNIC has taken an active role in branding MEDITE Cancer Diagnostics in China. Medite is working through certain product rollout issues which have impacted its anticipated increase in sales.

On May 31, 2016, UNIC received CFDA approval as a Class I in vitro diagnostic reagent for MEDITE's "SureThin" cell preservation solution.  As China adopts Cytopathology standards across the country, the Company expects 'Liquid Based Cytology Tests (LBC)' will be used for the majority of Pap collections for cervical cancer screening. We are prepared to sell the complete SureThin product line, including the already approved Processor to this potential market of 485 million women between the ages of 16 and 64 years of age. Management anticipates launching the product in China by the third quarter of 2017 and in the US by the fourth quarter of 2017.

The Company’s cytology product line revenue remained at about the same levels in Europe (non-Gyn and Gyn applications) during 2016 and 2017 related to a competitive threat that management believes has been alleviated. The Company is in the process of moving forward the submission of an application to the US Food and Drug Administration (“FDA”) for SureThin Gyn applications. Once approved we can compete with some of the dominant suppliers in this $600 million market and target major strategic lab partners. The impact of the gynecology segment SureThin solution in the US and China market will drive significant new revenue and gross margin improvement opportunities in the later part of 2017.

MEDITE is clearing certain hurdles in obtaining FDA clearance of its SureThin product offering for gyn use in the US. The product is attracting the interest of larger labs that will use both the SureThin non-gyn and gyn applications. The gyn clearance with the sale of the SureThin processor will encourage market growth Management believes will provide sources for improved sales channels. MEDITE will launch SureThin in the US to independent labs using the LDT (Laboratory Directed Tests) protocol in CLIA approved sites as early as third quarter while continuing to work through the FDA path.

The developed and US patented self-collection device SoftKit is targeting the growing POC & POP (point of care or point of people care) market. Growth in this area is due to consumer driven health care requirements and the necessity to support and address incremental patient population needs for screening and on-going diagnostic tests. SoftKit serves as just such a product, addressing this market requirement. SoftKit is planned to be sold through various marketing channels that serve the gynecology physician consumer health and emerging post-acute care as the influence of clinical labs are expanded. Initially the SoftKit is targeted at the uterine cancer/HPV screening market. The next phase of testing will include cervical screening.  We are currently developing a study plan with a major research center in the Midwest, with the goal of submitting for FDA approval during 2018.

Management believes that 2017 developments, allows us to more fully leverage the products and biomarker solutions from CytoCore component of MEDITE. The first entry will be the introduction of the SureCyte+ C1 (fluorogenic) instant stain, offering tremendous opportunities for lab efficiencies and enhanced patient care, C1 is the first of many new offering under the SureCyte brand. We are currently conducting informal studies with several labs in the USA and preparing a formal study with a hospital in China with our partner, UNIC,

The Company brought several other innovative products closer to marketability during 2016, and continued during 2017 as listed above.   The above technologies, if successfully accepted by the market, has the ability to change the competitive landscape within the industry.

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

Outlook

Due to promising innovative new products for cancer risk assessment and an increasing number of distributions contracts executed in the last years, management believes the profitability and cash-flow of the business will grow and improve. However, significant on-going manufacturing issues have been identified and addressed and additional operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development and 2.) Increase direct sales in the US to optimize the excellent sales/distribution channels, invigorate the distribution networks for the EU/ROW and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing capacity to increase our gross margin. Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If the Company is unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities. The condensed consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Currently, the Company’s sales primarily are generated in Euro currency. While in 2016 the average USD/Euro exchange rate was 1.10682 for the six months ended June 30, 2016, compared to 1.0821 in and June 30, 2017 a decrease of 0.02472, however the conversion rate at December 31, 2016 was 1.05204 and 1.1426 at June 30, 2017, respectively. MEDITE’s sales in USD were lower on a year over year basis as approximately 90% of our sales currently occurs in Euros. The Company is working to lessen the impact of the Euro’s decline versus the dollar by increasing the percentage of overall product sales in the US and other countries such as China whose currency is not pegged to the Euro.

The Company believes the combination of MEDITE Enterprise, Inc. with CytoCore, Inc. expedited the development and marketability of CytoCore’s cytology products which include collection devices, image analysis software, special stains and immuno-assays. Currently, the recent launch of new products, the positive impact from several new initiatives, and some recently executed distribution contracts in the US, Europe and China are some primary positive factors assisting growth.

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

Three months ended June 30, 2017 as compared to the three months ended June 30, 2016 (in thousand USD)

Revenue

Revenue for the three months ended June 30, 2017, was $1,277 as compared to $2,816 for the three months ended June 30, 2016. Due to some seasonality in the industry, usually the first half of the year is weaker because many larger customers buy their lab equipment during the last 4 to 5 months of the year.   The Company increased sales in the cytology product during 2016 period, partially through the US sales doubling during the 2016 period however due to cash constraints during the end of 2016 and into 2017, cytology products were not readily available for sale.  MEDITE manufactured lab equipment decreased during 2017, compared to the same period in 2016. The sales for the second quarter were impacted by the identification by the new management team of manufacturing, quality, installation and service issues that were addressed during the period. The new management team undertook a purposeful slowdown of production in order to fully address these issues. Sales revenues included customer credits for returns, allowances and adjustments associated with the manufacturing quality and services issues discussed above. The credits totaled $258 for the three month period ended June 30, 2017. New sales for the 2017 quarter were $1,535. The Company and its new management team took a hard look at the product offering and the endemic problems associated with certain products to make the necessary changes in the manufactured products. During the period, the Company slowed down its delivery of certain products to ensure that issues identified were solved. Service staff attended to equipment in various regions and reengineered certain equipment as needed. Sales increased slowly but steadily from April through June and the Company anticipates that the quality issues have been identified and closely monitored to ensure that all quality standards are in place and have been enforced. Our sales team has communicated with our regional distribution channels the changes that have been implemented and they are working with the Company to create incremental sales. The Company had a backlog of sales at June 30, 2017 was $335.

Costs of Revenue

Cost of revenues were $1,228, or 96% of the revenues for the three months ended June 30, 2017, as compared to $1,546, or 55% of the revenues for the three months ended June 30, 2016. The cost of revenue consisted of higher manufacturing and fixed costs during 2017 due delays in sourcing parts, quality and installation issues discussed above. The Company has historically experienced cost of revenue as a percentage of revenue of between 58% and 65%. Manufacturing and service costs were not absorbed for the period in 2017, as the Company purposefully slowed down production for April 2017 and gradually increased production in May and June. The service personnel were focused on reinstallation of equipment, identifying solutions to prior installation, retraining our distributors’ installers and evaluating what products went back to the development department for reengineering.

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

For the first quarter 2017, research and development expenses decreased to $329 compared to $421 for the first quarter 2016. The Company focused all its attention during the quarter as it related to the manufacturing and service issue in Germany. The former Cytocore research and development team continued to pursue its new products anticipated to be rolled out in the third and fourth quarter of 2017.

Selling, General and Administrative

For the first quarter 2017, SG&A expenses were $1,228 as compared to $918 for the first quarter 2016. Professional fees were lower for the quarter ended June 30, 2017 specifically related to lower audit fees for the 2016 audit and timing of the completion of the audit through April 2017. Included in selling, general and administrative expenses for the three months ended June 30, 2017 was the non-cash impact related to the issuance of common stock to management and the amortization of the cost over the vesting period of up to three years totaling $53 for the three months ended June 30, 2017. The Company increased its allowance for bad debt by $62 for the three months ended June 30, 2017 associated with the related receivables identified above under revenues. Salary and wages increased during the three months ended June 30, 2017, as the Company completed its hiring of its management team in April and May of 2017. Severance payments through September 30, 2017 were $119 for the three months ended June 30, 2017 related to the agreements signed with Michael and Michaela Ott on May 5, 2017.

Operating Loss

The operating loss of $1,562 for the first quarter of 2017, compares to $119 for the first quarter of 2016, and is directly related to lower sales for the period, lower gross margins, higher selling, general and administrative expenses offset by lower development costs discussed above.

Interest Expense

Interest expenses decreased by 52% to $67 in the three months ended June 30, 2017, compared to $139 for the three months ended June 30, 2016, due to the amortization of the debt issuance costs and the amortization of the debt discount attributed to the secured promissory notes issued on May 25, 2016, which matured on August 26, 2016.  These notes bear interest at 15%, or $24 for the 2017 period compared to $19 for the 2016 period and the amortization of the debt issuance costs and debt discount totaled $54 for the three months ended June 30, 2016.  The 2017 period did not have any amortization of the debt issuance costs. During the three months ended June 30, 2017 the Company recorded $31 and $10 to interest expense related to the fair value of 130,000 warrants issued related to the extension feature in secured promissory notes issued on December 31, 2015 and May 25, 2016, respectively.  The effect of the interest, debt issuance costs and debt discount, repricing and the penalty warrants on the secured promissory notes was an effective yield of 49% and 68% for the three months ended June 30, 2017 and 2016, respectively.

Net Loss

The net loss for the quarter ended June 30, 2017, totaled $1,625, as compared to net loss of $202 for the quarter ended June 30, 2016. The loss for 2017 directly related to lower sales and net margins for the period and higher selling, general and administrative expenses, offset by lower research and development costs discussed above.

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016 (in thousand USD)

Revenue

Revenue for the six months ended June 30, 2017, was $3,168 as compared to $4,947 for the six months ended June 30, 2016. Due to some seasonality in the industry, usually the first quarter of the year is weaker because many larger customers buy their larger equipment during the last 4 to 5 months of the year. The Company increased sales in the cytology product during 2016 period , partially through the US sales doubling during the 2016 period however due to cash constraints during the end of 2016 and into 2017, cytology products were not available for sale.  MEDITE manufactured lab equipment decreased during 2017, compared to the same period in 2016. The sales for the first six months were impacted by the identification by the new management team of manufacturing, quality, installation and service issues that were addressed during the period. The new management team undertook a purposeful slowdown of production in order to fully address these issues. Sales revenues included customer credits for returns, allowances and adjustments associated with the manufacturing quality and services issues discussed above. The credits totaled $286 for the six month period ended June 30, 2017. New sales for the 2017 period were $3,454. The Company and its new management team took a hard look at the product offering and the endemic problems associated with certain products to make the necessary changes in the manufactured products. During the period, the Company slowed down its delivery of certain products to ensure that issues identified were solved. Service staff attended to equipment in various regions and reengineered certain equipment as needed. Sales increased slowly but steadily from April through June and the Company anticipates that the quality issues have been identified and closely monitored to ensure that all quality standards are in place and have been enforced. Our sales team has communicated with our regional distribution channels the changes that have been implemented and they are working with the Company to create incremental sales. The Company had a backlog of sales at June 30, 2017 was $335.

Costs of Revenue

Cost of revenues were $2,439, or 77% of the revenues for the six months ended June 30, 2017, as compared to $2,759, or 56% of the revenues for the six months ended June 30, 2016. The cost of revenue consisted of higher manufacturing and fixed costs during 2017 due delays in sourcing parts, quality and installation issues discussed above. The Company has historically experienced cost of revenue as a percentage of revenue of between 58% and 65%. Manufacturing and service costs were not absorbed for the period in 2017, as the Company purposefully slowed down production for April 2017and gradually increased production in May and June. The service personnel were focused on reinstallation of equipment, identifying solutions to prior installation, retraining their distributors’ installers and evaluating what products went back to the development department for reengineering.

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

For the six month ended June 30, 2017, research and development expenses decreased to $754 compared to $781 for the same period in 2016. The Company expensed approximately $138 of development expense for the six months ended June 30, 2017. The Company focused all its attention for the period as it related to the manufacturing and service issue in Germany. The former Cytocore research and development team continued to pursue its new products anticipated to be rolled out in the third and fourth quarter of 2017.

Selling, General and Administrative

For the six months ended June 30, 2017, SG&A expenses were $2,010 as compared to $1,775 for the same period in 2016.  Professional fees were lower for the quarter ended June 30, 2017 specifically related to lower audit fees for the 2016 audit. Included in selling, general and administrative expenses for the six months ended June 30, 2017 was the non-cash impact related to the issuance of common stock to management and the amortization of the cost over the vesting period of up to three years totaling $63 for the six months ended June 30, 2017. The Company increased its allowance for bad debt by $62 for the six months ended June 30, 2017 associated with the related receivables identified above under revenues. Salary and wages increased during the six months ended June 30, 2017, as the Company completed its hiring of its management team in April and May of 2017. Severance payments through September 30, 2017 were $119 for the six months ended June 30, 2017 related to the agreements signed with Michael and Michaela Ott on My 5, 2017. The Company also incurred legal fees of $23 associated with the legal issues identified under Legal in Note 8.

Operating Loss

The operating loss of $2,138 for the six months ended June 30, 2017, compares to $469 for the same period in 2016, and is directly related to lower sales and margin for the period and higher selling, general and administrative expense discussed above.

Interest Expense

Interest expenses decreased by 35% to $260 in the six months ended June 30, 2017, compared to $400 for the six months ended June 30, 2016, due to the amortization of the debt issuance costs and the amortization of the debt discount attributed to the secured promissory notes issued at December 31, 2015, which matured on June 30, 2016.  These notes bear interest at 15%, or $42 for the 2017 period compared to $40 for the 2016 period and the amortization of the debt issuance costs and debt discount totaled $220 for the six months ended June 30, 2016.  The 2017 period had amortization of the debt issuance costs of $0. During the six months ended June 30, 2017 the Company recorded $64 for interest expense related to repricing of the warrants related to the secured promissory notes. For the six months ended June 30, 2017 and 2016, Company recorded $98 and $54, respectively, for the fair value of warrants issued related to the penalty and refinancing feature in secured promissory notes.  The effect of the interest, debt issuance costs and debt discount, repricing and the penalty warrants on the secured promissory notes was an effective yield of 72% and 118% for the six months ended June 30, 2017 and 2016, respectively.

Net Loss

The net loss for the six months period ended June 30, 2017, totaled $2,580, as compared to net loss of $824 for the six months ended June 30, 2016. The loss for 2017 directly related to lower sales and margin for the period and higher selling, general and administrative expenses discussed above. Decreased interest costs, resulted from the amortization of the debt issuance cost and debt discount with the secured promissory notes of $220 in 2016 offset by repricing and warrant issuances discussed above.

Liquidity and Capital Resources

Due to promising new products and distributions contracts executed in the last two years and management changes with increased focus on the various sales channels and manufacturing and quality systems, management anticipates the profitability and cash flow of the business will improve. However, significant on-going manufacturing issues have been identified and addressed and additional operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential management will focus its efforts on 1.) finishing and gaining approval for the products currently under development and 2.) increasing direct sales in the USA through multiple focused sales distribution channels continue to increase EU/ROW distribution and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing cost to increase our gross margin. Specific forecasting is monitored continually by the Company to improve purchasing and through put management.

For the six months ended June 30, 2017, we used net cash in operations of approximately $1,392 compared to $742 for the same period in 2016. During 2017, cash used in operations consisted of loss from operations, offset by non-cash transactions for warrants issued related to secured promissory notes, loss on extinguishment of notes due to employees, also net changes in accounts receivables, inventories and accounts payables and accrued expenses. During 2016, cash used in operations consisted of loss from operations, offset by non-cash transactions for warrants issued related to secured promissory notes and also net changes in accounts receivable, inventory and accounts payable and accrued expense.

For the six months ended June 30, 2017, net cash used in investing activities were $27 compared to $107 for the same period in 2016.  The improvement in this activity relates to lower other asset purchases in 2017 compared to 2016.

For the six months ended June 30, 2017, financing activities provided $1,679 compared $369 for the same period in 2016. The Company sold 4.3 million shares of common stock for $2.0 million during the six month period ended June 30, 2017, net of $153 of issuance costs. The Company borrowed $406 for the six months ended June 30, 2016 compared to repayments of $24 for the same period in 2017. In addition, during the 2017 period the Company repaid $155 of notes due to employees and $167 of secured promissory notes.

The Company must contemplate continuation as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At June 30, 2017, the Company’s cash balance was $410 and its operating losses for the six months ended June 30, 2017 and the year ended December 31, 2016, have used most of the Company’s liquid assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However working capital has improved by approximately $169 from December 31, 2016.

The Company has settled three of the five employee notes for $330 and warrants. In April 2017 the Company paid $94 for the first installment and issued warrants to purchase 1,029,734 shares of common stock at $0.50, for a period of 5 years. The balances owed to these employees remains outstanding as of the date of this filing however, these employees continue to work with the Company.

During the six months ended June 30, 2017, the Company paid $167 on secured promissory notes and a noteholder converted a note and accrued interest with a balance of $50 into 116,833 shares of common stock, reducing the outstanding balance to $433. Management believes that the remainder of the balance will be settled in some combination of cash and stock.

              Management is actively seeking additional equity financing contemplated in the $4.25 million stock purchase agreement. The Company has negotiated with certain parties whose obligations are due in the next twelve months to extend payment terms beyond one year. One lender with an outstanding balance of $857 at June 30, 2017, has stated that they will not be able to refinance the debt. The default rate of interest will increase three percent.

             The Company has accrued wages and vacation of approximately $1.1 million and a $50 note payable to the former CFO at June 30, 2017 and December 31, 2016. The Company believes that more than half of the balance currently outstanding was to be converted into common stock as a condition of the merger agreement at $2.00 a share. See further discussion regarding the legal proceedings with the Company’s former Chief Financial Officer. Also included in accrued salaries, vacation and related expenses are amounts owed to both the Michaela and Michael Ott totaling approximately $152 at June 30, 2017. The payments are to be made in 18 installments starting on October 31, 2017.

The Company owes Ms. Ott, 91 Euros, ($104 as June 30, 2017). The Company has established a payment plan whereby the balances owed will be repaid beginning on October 31, 2017, over a 24 months period.

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

The Company intends to continue growing, using current working capital, however the growth of the Company could be slowed down if we are unable to obtain debt and/or equity financing.  Consequently, there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Part II. Other Information

Item 1.           Legal Proceedings.

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at June 30, 2017. The Company believes that more than half of the balance currently outstanding was to be converted into common stock as a condition of the merger agreement at $2.00 a share.

On April 26, 2017 mediation with a court appointed Magistrate Judge occurred. The mediation ended with detail of settlement parameters. The Magistrate dismissed the meeting with specific instructions to both sides to settle the lawsuit. The Company has proactively offered settlement offers with no progress from the former CFO. If needed a September 7, 2017 update meeting with the Magistrate Judge is scheduled. Both sides will continue to work towards an equitable settlement prior to September 7, 2017.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2017 the Company filed a $4,250,000 Form D to issue up to 8.5 million shares of common stock and approximately 2.2 million warrants to issue common stock at $0.50 a share. From January through June 30, 2017 the Company received $2.16 million proceeds for the sale of 4.31 million shares of common stock at a purchase price of $0.50, with 50% of the shares issued, and 2.16 million warrants to purchase common shares at $0.50, with a term of 5 years. The Company incurred $153,000 of cash commissions and issued 263,250 warrants associated with the sale of these securities.

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
●
Upon the Company’s receipt of the first $1,000,000 invested (including the capital raised to date in a prior private equity offering), the Note Holders will be repaid one third of their principal investment. On June 30, 2017, the Company paid approximately $167,000 of the outstanding Notes.
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

On August 25, 2016, the 2016 Notes matured and were not repaid.  Therefore the 2016 Notes were in default on August 26, 2016.

On July 10, 2017, all Note Holders, with the exception of a single individual Note Holder who holds two (2) Notes and has elected not to waive default, agreed to further extend the repayment of the Notes until July 31, 2017. No additional consideration is being given by the Company for this extension by the consenting Note Holders. On August 11, 2017, the above Note Holders agreed to further extend the repayment of the Notes until August 31, 2017.

On May 31, 2017, Medite GmbH (“Medite”), a wholly-owned subsidiary of MEDITE Cancer Diagnostics, Inc. (the “Company”) entered in an agreement with VR Equity Partner GmbH (formerly DZ Equity Partners) to extend the payment date of a credit facility in the outstanding principal amount of EUR 750,000 until September 1, 2017. In consideration for the extension, Medite shall pay an interest increase on the outstanding principal balance of three percent (3%).

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

32.1	Section 906 certification by the principal executive pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Section 906 certification by the chief financial officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDITE Cancer Diagnostics, Inc.

Date: August 14, 2017	/s/ David Patterson
David Patterson
Chief Executive Officer

Date: August 14, 2017	/s/ Susan Weisman
Susan Weisman
Chief Financial Officer