Form 10-Q
period 2017-09-30
Medite Cancer Diagnostics, Inc.
filed 2017-11-14
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE, AT November 10, 2017: 28,855,580 shares

MEDITE Cancer Diagnostics, Inc.

QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2017	December 31,
	(unaudited)	2016
Assets

Current Assets:
Cash	$1,654	$108
Restricted cash	393	-
Accounts receivable, net of allowance for doubtful accounts of $143 and $123	672	1,346
Inventories	3,624	3,811
Prepaid expenses and other current assets	256	79
Total current assets	6,599	5,344

Property and equipment, net	1,563	1,557
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	348	351
Total assets	$19,028	$17,770

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,548	$3,164
Secured lines of credit and current portion of long-term debt	83	3,214
Note payable and accrued interest	63	-
Notes due to employees, current portion	335	681
Advances – related parties	251	288
Total current liabilities	4,280	7,347
Long-term debt, net of current portion and debt discounts	4,459	60
Notes due to employees, net of current portion	68	135
Deferred tax liability	2,205	2,205
Total liabilities	11,012	9,747

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding (liquidation value of all classes of preferred stock $2,601 and $2,533 as of September 30, 2017 and December 31, 2016, respectively)	962	962
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,855,580 and 22,421,987 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	29	23
Additional paid-in capital	13,522	9,366
Stock subscription	-	25
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(601)	(642)
Accumulated deficit	(5,569)	(1,384)
Total stockholders’ equity	8,016	8,023

Total liabilities and stockholders’ equity	$19,028	$17,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2017 (unaudited)	2016 (unaudited)

Net sales	$1,686	$2,339
Cost of revenues	1,317	1,336
Gross profit	369	1,003

Operating expenses
Depreciation and amortization expense	110	53
Research and development	423	305
Selling, general and administrative	1,248	860
Total operating expenses	1,781	1,218
Operating loss	(1,412)	(215)

Other expenses
Interest expense, net	200	170
Other income, net	(7)	(72)
Total other expense, net	193	98

Loss before income taxes	(1,605)	(313)

Income tax provision (benefit)	-	(7)
Net loss	(1,605)	(306)

Preferred dividend	(22)	(23)

Net loss available to common stockholders	$(1,627)	$(329)
Loss per share
Basic and diluted loss per share	$(0.06)	$(0.02)
Weighted average basic and diluted shares outstanding	27,695,967	21,269,307

Condensed consolidated statements of comprehensive loss
Net loss	$(1,605)	$(306)
Other comprehensive income (loss)
Foreign currency translation adjustments	(118)	177
Comprehensive loss	$(1,723)	$(129)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except shares and per share amounts)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)

Net sales	$4,854	$7,286
Cost of revenues	3,756	4,095
Gross profit	1,098	3,191

Operating expenses
Depreciation and amortization expense	213	154
Research and development	1,177	1,086
Selling, general and administrative	3,258	2,635

Total operating expenses	4,648	3,875
Operating loss	(3,550)	(684)

Other expenses
Interest expense	460	570
Loss on extinguishment of notes payable due to employees	158	-
Other (income) expenses, net	13	(111)
Total other expenses, net	631	459

Loss before income taxes	(4,181)	(1,143)

Income tax provision (benefit)	4	(13)
Net loss	(4,185)	(1,130)

Preferred dividend	(68)	(69)

Net loss to common stockholders	$(4,253)	$(1,199)

Loss per share
Basic and diluted loss per share	$(0.17)	$(0.06)
Weighted average basic and diluted shares outstanding	25,389,152	21,127,811

Condensed statements of comprehensive loss
Net loss	(4,185)	(1,130)
Other comprehensive income (loss)
Foreign currency translation adjustments	41	232

Comprehensive loss	$(4,144)	$(898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,185)	$(1,130)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	213	154
Provision for doubtful accounts	108	-
Stock-based compensation	281	-
Amortization of debt discounts	7	358
Amortization of shares issued for consulting services	55	-
Estimated fair value of warrants issued in connection with secured promissory notes	196	-
Loss on extinguishment of notes due to employees	158	-
Changes in assets and liabilities:
Accounts receivable	665	187
Inventories	560	(1,107)
Prepaid expenses and other assets	(120)	64
Accounts payable and accrued expenses	207	334
Net cash used in operating activities	(1,855)	(1,140)

Cash flows from investing activities:
Purchases of equipment	(43)	(25)
Decrease in other assets	-	28
Net cash (used in) provided by investing activities	(43)	3

Cash flows from financing activities:
Proceeds from convertible debt, net	4,669	-
Restricted cash	(393)	-
Net (repayment) borrowings on lines of credit	(2,442)	313
Repayment of secured promissory notes	(333)	-
Repayment of notes payable due to employees	(182)	(62)
Proceeds from related party advances, net	-	82
Proceeds from sale of common stock, net of issuance costs	2,344	-
Net cash provided by financing activities	3,663	333

Effect of exchange rates on cash	(219)	249
Net change in cash	1,546	(555)
Cash at beginning of period	108	587
Cash at end of the period	$1,654	$32

Supplemental disclosure of cash flow information:
Cash paid for interest	$156	$140
Cash paid for income taxes	$34	$8

Supplemental schedule of non-cash investing and financing activities:
Reclassification of warrant liability to additional paid in capital	$-	$90
Settlement of liabilities through issuance of common stock	$-	$275
Issuance of common stock for services	$55	$-
Issuance of warrants on secured promissory notes classified as additional paid-in capital and debt discount	$-	$248
Issuance of common stock subscribed	$25	$-
Conversion of secured promissory note plus accrued interest into common stock	$58	$-
Secured promissory notes exchanged for convertible notes payable	$133	$-
Loan fees settled through common stock	$75	$-
Estimated fair value of warrants recorded as debt discount	$631	$-
Conversion of accrued interest on secured promissory notes into common stock	$102	$-
Increase of convertible debt for settlement of DZ debt	$356	$-

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

Note 2.           Summary of Significant Accounting Policies

Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended September 30, 2017 and 2016 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K for the year ended December 31, 2016 filed on April 14, 2017 and other filings with the Securities and Exchange Commission.

In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

 Going Concern

We have incurred significant operating losses and negative cash flows from operations. The Company incurred net losses of approximately $1.6 million and $0.3 million and $4.2 million and $1.1 million for the three and nine months ended September 30, 2017 and 2016, respectively, and had an accumulated deficit of approximately $5.6 million and $1.4 million as of September 30, 2017 and December 31, 2016, respectively. In addition, operating activities used cash of approximately $1.9 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company raised additional cash of $2.3 million, net of offering costs from the sale of 5,060,000 shares of common stock subsequent to December 31, 2016 through September 30, 2017. Management is actively seeking additional equity financing

On September 26, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with GPB Debt Holdings II, LLC (“GPB”), pursuant to which the Company issued to GPB a secured convertible promissory note and received gross proceeds of $4.9 million. The Company is required to make interest-only payments for the first 23 months after September 26, 2017 with quarterly principal payments beginning on month 24 at a rate of 10% of the face value of the Note with the remaining 60% due on September 26, 2020. The proceeds were used to pay (i) the outstanding balance of various credit facilities due to Hannoveresche Volksbank in the amount of $2.3 million, (ii) the outstanding balance of a settlement with VR Equity in the amount of $0.5 million and (iii) the outstanding balance on secured promissory notes in the amount of $0.3 million. In addition, issued subordinated notes to 3 other investors for net proceeds of $0.4 million with similar terms as the Purchase Agreement. See Note 4 for additional details of the transactions.

Management continues to expand its product offerings and has also expanded its sales and distribution channels during 2017. Management believes it will be able to reduce its operating losses through an increase in its revenues and reduction in manufacturing costs through process efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

The condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of capital would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

Restricted Cash

The Company is required to maintain restricted cash balances equal to 6 months of interest payments on the secured convertible promissory note to GPB.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method and the if-converted method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of September 30, 2017 and 2016 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

The Company computes its loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from its reported net loss and reports the same on the face of the condensed consolidated statement of operations. The Company includes convertible securities into their EPS calculation when reporting net income through the "if-converted" method whereby the securities are assumed converted and an earnings per incremental share is computed.

Convertible securities outstanding for the entire period are assumed converted at the beginning of the period. Convertible securities issued during the period are treated as if they were converted at the date of issuance. The earnings per incremental share is the after-tax foregone interest expense divided by the number of shares of common stock that would have been issued from the conversion weighted for the period they would have been outstanding.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company will implement ASU 2014-09 effective January 1, 2018 and does not believe that there will be a material change to its current business practices upon implementation.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash (Topic 230)”. This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-18 will have on its consolidated financial statements and related disclosures.

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

In July 2017, the FASB issued a two-part ASU No. 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” The ASU will (1) “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features” and (2) improve the readability of ASC 480-10 by replacing the indefinite deferral of certain pending content with scope exceptions. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company completed a transaction with a down round feature and has chosen to early adopt ASU 2017-11 for the current period.

Note 3.           Inventories

The following is a summary of the components of inventories (in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Raw materials	$1,315	$1,309
Work in process	145	203
Finished goods	2,164	2,299
	$3,624	$3,811

Note 4.           Debt

The Company’s outstanding debt was as follows as of (in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Hannoversche Volksbank credit line #1	$-	$1,321
Hannoversche Volksbank credit line #2	-	397
Hannoversche Volksbank term loan #3	-	117
Secured promissory note	83	650
DZ Equity Partners Participation rights	-	789
GPB convertible note payable	5,356	-
Subordinated convertible notes payable	573	-
Total	6,012	3,274
Less:
Loan Fees and Original Issue Discount	(1,470)	-
Less current portion of debt, net	(83)	(3,214)
Long-term debt	$4,459	$60

On September 26, 2017, the Company entered into the Purchase Agreement with GPB, pursuant to which the Company issued to GPB (i) a secured convertible promissory note in the aggregate principal amount of $5,356,400 (the “GPB Note”) at a purchase price equal to 97.5% of the face value of the of the original $5 million GPB Note and an additional discount of 300,000 Euro ($356,400 at September 26, 2017) attributed to the purchase and settlement of the 750,000 Euro ($890,325 at September 26, 2017) note with VR Equity Partners formerly DZ Equity Partners (“DZ”) by GPB and considered an additional purchase discount, with the Company receiving net proceeds of $4.7 million and (ii) a warrant to purchase an aggregate of 4,120,308 shares of common stock, of the Company (the “Warrant”). The Company allocated the proceeds received to the GPB Note and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of the GPB Note to interest expense. The estimated relative fair value of the warrants was $520,052. Amortization expense of the debt discount, which includes original issue discount, loan fees and the warrant value, during the three and nine months ended September 30, 2017 was $6,358. The GPB Note matures on the 36th month anniversary date following the Closing Date, as defined in the GPB Note (the “Maturity Date”). The GPB Note is secured by a senior secured first priority security interest on all of the assets of the Company and its subsidiaries evidenced b y a security agreement (the “Security Agreement”). Each subsidiary also entered into a guaranty agreement pursuant to which the subsidiaries have guaranteed all obligations of the Company to the GPB. The GPB Note bears interest at a rate of 13.25% per annum (which interest is increased to 18.25% upon an Event of Default). The GPB Note is initially convertible at a price of $0.65 (the “Conversion Price”) into 8,240,615 shares of common stock. There was no discount relate to the conversion feature. The exercise price of the Warrant is subject to a ratchet downside protection with a $0.30 per share floor price in the event the Company issues additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. The GPB Note is being amortized quarterly at a rate of 10% of the face value of the Note beginning on month 24, with the remaining 60% due at the Maturity Date. There is a flat 3% success fee which allows for the prepayment of the GPB Note and applies to the payment of principal during the Term through the Maturity Date. The GPB Note contains customary events of default. The GPB Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, the existence of liens, the payment of restricted payments, redemptions, and the payment of cash dividends and the transfer of assets. GPB also has a right of participation for any Company offering, financing, debt purchase or assignment for 36 months after the closing date. The Company is required to maintain a 6 month interest reserve of $354,862. The shares underlying the convertible debt and the warrants are to be registered by the Company through a registration rights agreement within 60 days and the registration statement is to be declared effective within 180 days. Failure to file, or to meet other criteria defined as the event date will required the Company to pay 2% of the registrable securities times the price at the event date per month, up to 12% in cash payments.

In July 2006, MEDITE GmbH, Burgdorf, entered into a master credit line #1 with Hannoversche Volksbank. The line of credit was amended in 2012, 2015 and again in 2016. Borrowings on the master line of credit agreement #1 bore interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.75 – 8.00% during the period ended September 30, 2017. The line of credit is collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, and a mortgage on the building owned by the Company and was guaranteed by Michaela Ott and Michael Ott, stockholders of the Company. This master credit line was repaid with the proceeds of the GPB Note and the collateral and guarantees released.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a credit line #2 with Hannoversche Volksbank. Borrowings on the master line of credit agreement #2 bore interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates ranged from 3.90 – 8.00% during the period ended September 30, 2017. The line of credit was collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and was guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and the state of Lower Saxony (Germany) to support high-tech companies in the area. This credit line was repaid with the proceeds of the GPB Note and the collateral and guarantees released.

In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($472,510 as of September 30, 2017) term loan #3 with Hannoversche Volksbank with an interest rate of 4.7% per annum. The term loan was guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and was collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf. This term loan was repaid with the proceeds of the GPB Note and the collateral and guarantees released.

In March 2009, the Company entered into a participation rights agreement with DZ in the form of a debenture with a mezzanine lender who advanced the Company up to Euro 1.5 million, ($1.8 million as of September 30, 2017) in two tranches of Euro 750,000 each ($885,960 as of September 30, 2017). The first tranche was paid to the Company at closing with the second tranche being conditioned on MEDITE GmbH, Burgdorf and its subsidiaries hitting certain performance targets. Those targets were not met and the second tranche was never called. The debenture bore interest at the rate of 12.15% per annum. The rate of interest increased three percent, to 15.15% on June 1, 2017. GPB purchased the participation rights agreement with DZ and settled the debt owed by the Company and included the balance in the GPB Note.

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of common stock of the Company (the “Warrant(s)”) with an initial exercise price of $1.60 per share, subject to adjustment and are exercisable for a period of five years.  On March 15, 2016, the Board of Directors approved renegotiated terms to increase the warrants issued to the Purchasers from a total of 250,000 warrants to 500,000 and fixed the exercise price of the warrants to $0.80. The Notes mature on the earlier of the third month anniversary date following the Closing Date, as defined in the Note, or the third business day following the Company’s receipt of funds exceeding one million dollars from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by the Company’s accounts receivable and inventories held in the United States.  If the Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed.  On March 31, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants until the Notes are repaid.  During the nine month period ended September 30, 2017, the Company issued 50,000 warrants in connection with the default provision and 270,000 warrants in connection with the January 2017 extension provision (see below), which were valued at $11,443 and $76,083, respectively, and recorded it as interest expense in the condensed consolidated statements of operations. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. In January 2017, the Company extended the term of the Notes in default on April 1, 2016 to June 30, 2017 and reduced the price on the warrants issued from $0.80 to $0.50. The Company recorded $64,405 attributed to the repricing of the warrants. One noteholder did not extend the term of the notes and the Company defaulted on July 1, 2017 and received 33,333 warrants to purchase shares of common stock which the Company valued at that date at $8,741.

Using the proceeds from the GPB Note, the Company repaid $166,667 of outstanding Notes. In addition, Notes totaling $133,333 converted into subordinated convertible notes at a purchase price of 97.5% of the Face Value of the $136,752 notes with substantially the same terms as the GPB Note. In connection, the Company issued 105,194 warrants to purchase common stock with a term of 5 years and an exercise price of $0.60 per share with a ratchet downside protection of $0.30 exercise price per share floor. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was $13,277. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the three and nine months ended September 30, 2017 was insignificant.

Another Note with a principal and accrued interest balance of $63,250 remains unpaid and is not considered in default as the Company received notification to freeze this account. The remaining Notes with an aggregate balance of $83,333 will be repaid once the Company receives final paperwork from the investors for authorization for repayment. The accrued interest on the remaining Notes of $25,250 is expected to be converted into 50,500 shares of common stock.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two individual accredited investors, one of which who serves on the Company’s  Board of Directors (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “May Note(s)”) with an interest rate of 15% and warrants to purchase up to an aggregate amount of 150,000 shares of common stock of the Company (the “May Warrant(s)”).  The May Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $0.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $0.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $0.80 per share (the “Follow On Warrant”). The May Notes are secured by the Company’s accounts receivable and inventories held in the United States. The Company recorded a debt discount of $51,000 related to the relative fair value of the warrants on the date of the May Purchase Agreement, which was amortized to interest expense in the consolidated statement of operations during the year ended December 31, 2016. If the May Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed. On August 25, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on August 26, 2016. The Company agreed to pay the Purchasers 10% of the principal balance of the May Notes in warrants until the May Notes are repaid.  In January 2017, the Company extended the term of the Notes in default to June 30, 2017 and reduced the price on the warrants issued from $0.80 to $0.50. During the three and nine month periods ended September 30, 2017, the Company issued 0 and 80,000 warrants in connection with the January 2017 extension provision, which were valued at $0 and $27,058 and recorded it as interest expense in the consolidated statements of operations. One noteholder did not extend the term of the notes and the Company defaulted on July 1, 2017 and issued 33,333 warrants to purchase shares of common stock which the Company valued at that date at $8,741 and recorded the amount as interest expense. One noteholder converted a $50,000 note plus accrued interest of $8,417 into 116,833 shares of common stock on June 30, 2017.

Accrued interest of $101,917 associated with the Notes and the May Notes was converted into 203,834 shares of common stock at a value of $0.50 per share during the three months ended September 30, 2017.

On September 27, 2017, the Company received $425,000 and issued $435,897 subordinated convertible debt with an original issue debt discount of $10,897 and with similar terms as the GPB Note. The Company issued 335,306 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet down side protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was $42,321. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the three and nine months ended September 30, 2017 was insignificant.

In November 2015 and February 2016, the Company entered into promissory notes totaling $927,000 with certain employees to repay wages earned prior to December 31, 2014 not paid (“Notes Due to Employees").  The Notes Due to Employees are to be paid monthly through September 2019, with no interest due on the outstanding balances.  The monthly amounts increase over the payment term.  The amounts due become immediately due and payable if payments are more than ten days late either one or two consecutive months as defined in the agreement with the employee. On March 30, 2017, the Company entered into a settlements with three current employees that hold notes, in the amount of $580,000 plus accrued vacation. The agreement supersedes all prior agreements with the group and was effective December 31, 2016. The Company was to pay these employees approximately $330,000, the first payment of $94,000 was paid in April 2017, the second payment of $94,000 was due 30 days from signing the agreement and the final payment of $142,000 was due 60 days from signing the agreements however the remaining payments remained due at September 30, 2017. In November 2017, the employees have agreed to renegotiate the March 30, 2017 agreement in good faith with the Company as to a future payment plan mutually agreeable by all parties. The Company issued 1,029,734 warrants to purchase common stock at $0.50 a share with a term of 5 years. The fair value of the warrants issued of $389,000 for the nine months ended September 30, 2017, was valued based on the Black Scholes model based on a stock price of $0.70, an interest free rate of 1.33% and volatility of 50%. The settlement was accounted for as an extinguishment under the applicable accounting guidance. The Company recorded a loss on extinguishment on notes payable due to employees of $158,000.

Note 5.           Related Party Transactions

Included in advances – related parties are amounts owed to the Company’s former CFO and Chairman of the Board of $50,000 at September 30, 2017 and December 31, 2016. Also included in advances – related parties are amounts owed to Michaela Ott, stockholder and former CEO of the Company, of 20,000 Euros, ($23,626 as September 30, 2017) and 75,000 Euros ($88,596 as of September 30, 2017) related to two short term bridge loans. The Company has made arrangements to settle these obligations to Ms. Ott evenly over a 24 month period, starting on October 31, 2017. In addition, the Company settled obligations related to accrued salaries, vacation and related expenses totaling $152,000 owed to Michael Ott, stockholder and former COO of the Company and Ms. Ott. The Company made an upfront payment to each Mr. and Ms. Ott of $6,750 and will pay the remaining amount owed over a period of 18 months scheduled to start in October 2017.  The Company is reviewing additional agreements to settle the debt owed from the US entity where the wages were earned versus the German entity. The Company is working with Mr. and Ms. Ott to get these payments paid as of the date of this filing due to the changes requested by Michaela and Michael Ott.

The loans noted above are interest-free loans. The Company paid Mr. and Ms. Ott the agreed upon severance payments however the upfront payment was paid in November 2017. Total severance payments totaled $118,810. Mr. Ott and Ms. Ott remain as Directors of the Company and continue to work with the Company.

On June 30, 2017, one secured noteholder, an affiliate of a member of our Board of Directors, converted a $50,000 secured promissory note plus accrued interest of $8,417 into 116,833 shares of common stock. The Company issued 50,000 warrants to purchase shares of common stock at a price of $0.50, with a term of five years. See further discussion related to secured promissory notes in Note 4.

On February 12, 2016, one of the Purchasers of a $100,000 secured promissory note and holder of 50,000 (increased to 100,000 warrants as of December 31, 2016) warrants to purchase shares of common stock at the time of his election, was elected to the Board of Directors to serve as Director and Chairman of the Company’s audit committee. Total warrants due to this director related to the above secured promissory notes for original issuance, modifications, default period and the modification period at September 30, 2017 was 260,000 warrants to purchase common stock. On September 27, 2017, the remaining balance of $66,667 was converted into a subordinated convertible note discussed in Note 4 of $68,376 subordinated convertible debt and received 52,597 warrants to purchase shares of common stock at $0.60 a share. The Company issued 48,000 shares of common stock for $24,000 of accrued interest at $0.50. See relative fair value and additional discussion in Note 4.

At September 30, 2017 and December 31, 2016, the Company has accrued $70,000 and $55,000, respectively to the above Director and Chairman of the audit committee for services for 2016 as a member of the Board of $35,000 and an additional $20,000 for audit committee services for the year ended December 31, 2016 and $15,000 for the audit committee services for the nine months ended September 30, 2017.

Included in accounts payable and accrued expense includes $18,508 due to its current CFO’s company for past services performed as a consultant to the Company at September 30, 2017.

The Company has accrued wages and vacation of approximately $1.1 million payable to the former CFO at September 30, 2017 and December 31, 2016. In August 2017, the Company offered a settlement for the legal matter with a settlement term sheet whereby a formal settlement agreement and forbearance agreement must be entered with the court. Pursuant to the settlement proposal, the Company is to issue a combination of stock, warrants and payments over a period of up to three years. See Note 8 for further discussion regarding the legal proceedings with the Company’s former CFO.

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

During the nine months ended September 30, 2017, the Company issued 5,060,000 shares of common stock for $2,530,000, less $186,000 of issuance costs. In connection with the issuance of common stock, the Company issued 2,530,000 warrants to purchase shares of common stock at $0.50, for a term of 5 years. We also issued 50,000 shares from stock subscriptions of $25,000 at December 31, 2016 and issued 25,000 warrants on the same terms and conditions. During the nine months ended September 30, 2016, the Company issued 292,167 shares to settle certain liabilities totaling $274,870.

On March 7, 2017 the Company filed a $4,250,000 Form D to issue up to 8.5 million shares of common stock and approximately 2.2 million warrants to issue common stock at $0.50 a share. The Company had extended this offering through September 29, 2017.

The Board appointed two officers on May 4, 2017, who received 350,000 shares of restricted common stock with a three year vesting schedule. In addition, on April 26, 2017, the Company appointed an officer who received 200,000 shares of restricted common stock with a three year vesting schedule. On June 9, 2017 the Company issued 160,000 shares of restricted common stock with a vesting schedule through December 31, 2019. Amortization associated with restricted stock to officers and management, including shares issued in 2016, is $50,484 and $113,569 for the three and nine months ended September 30, 2017, respectively. In addition, the Company issued 50,000 shares of common stock to an investor relations firm in June 2017 at a value of $0.50 per share for services through September 30, 2017. For the three and nine months ended September 30, 2017, the Company recorded $18,750 and $25,000, respectively included in selling, general and administrative expenses for professional fees for investor relations expense.

Accrued interest of $101,917 associated with the Notes and the May Notes was converted into 203,834 shares of common stock at a value of $0.50 per share. See Note 4 for additional discussions. On June 30, 2017, one secured noteholder, an affiliate of a member of our Board of Directors converted a $50,000 secured promissory note for $50,000 plus $8,417 of accrued interest into 116,833 shares of common stock. The Company issued 50,000 warrants to purchase shares of common stock at a price of $0.50, with a term of five years. See additional discussion in Note 4.

In September 2017, the Company issued 182,927 of shares of common stock valued at $75,000 for compensation to its broker related to the GPB Note. The value was recorded as a debt discount, see Note 4.

Note 7.           Options, Preferred Stock and Warrants

A summary of the Company’s preferred stock as of September 30, 2017 and December 31, 2016 is as follows.

	September 30, 2017 (unaudited)	December 31, 2016
	Shares Issued &	Shares Issued &
Offering	Outstanding	Outstanding
Series A convertible	47,250	47,250
Series B convertible, 10% cumulative dividend	93,750	93,750
Series C convertible, 10% cumulative dividend	38,333	38,333
Series E convertible, 10% cumulative dividend	19,022	19,022
Total Preferred Stock	198,355	198,355

As of September 30, 2017 and December 31, 2016, the Company had cumulative preferred undeclared and unpaid dividends of $1,480,082 and $1,411,946, respectively. In accordance with the relevant accounting guidance, these dividends were added to the net loss in the net loss per share calculation.

Options

The Company’s 2017 Employee/Consultant Common Stock Compensation Plan (the “Plan”) for the issuance of up to 3,000,000 options to grant common stock to the Company’s employees, directors and consultants was adopted pursuant to the written consent of holders of a majority of the Company’s common stock obtained as of March 7, 2017 and was considered approved on April 21, 2017. The Company amended the Plan on August 1, 2017 and was considered approved on September 1, 2017 to include certain technical changes and increased the shares from 3,000,000 to 5,000,000. At September 30, 2017, the Company issued 2.1 million of non-qualified stock options with a term of 10 years, with a strike price above the market on the date of issuance of $0.50, to vest one-third upon issuance, one-third at the beginning of the calendar year of service, or January 1, 2018 and one-third on January 1, 2019, to the Board of Directors valued at $520,307 using the Black Scholes Model. Included in selling, general and administrative in the accompanying condensed consolidated statement of operations and comprehensive loss for the period is $173,436 for the three and nine months ended September 30, 2017, related to the non-qualified options issued to the Board of Directors.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2016	-	$-	—	-
Granted	2,100,000	0.50	—	10.00
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2017	2,100,000	$0.50	—	10.00

Warrants outstanding

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2016	1,396,161	$1.08	—	4.11
Granted	9,746,123	0.55	—	4.79
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2017	11,142,284	$0.59	—	4.53

During the three and nine month periods ended September 30, 2017, the Company issued 141,667 and 466,666 warrants in connection with the default provisions of the Notes and the May Notes, which were valued at $34,365 and $132,065.  The value of the warrants were determined using the Black-Scholes model, at an interest free rate of 1.33%, volatility of 50% and a remaining term of 5 years and a market price of between $0.50 to $0.80 during the three and nine months ended September 30, 2017.

On September 26, 2017, the Company closed on a loan with GPB discussed in Note 4. The Company issued 4,120,308 warrants with a relative fair value of $520,052 and an initial exercise price of $0.60 per share (the “Exercise Price”). The Exercise Price is subject to a ratchet downside protection with a $0.30 per share floor price in the event the Company issues additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. The Warrants is exercisable for a period of five years (the “Term”) and provides for cashless exercise it at the time of exercise a registration statement registering the underlying securities is not available. The Warrant is not to be exercisable until 6 months after the closing date. In connection with the GPB Note, The Company issued 375,000 warrants to purchase common stock at $0.60 to its broker related to the GPB Note on similar terms as provided to GPB. The estimated fair value of the warrants was $52,421, which was recorded as a debt discount.

On September 27, 2017, the Company closed on subordinated loans, including Notes converted into subordinated loans discussed in Note 4 with similar terms and conditions. The Company issued an aggregate of 440,500 of warrants with a relative fair value of $55,598, with an initial exercise price of $0.60 per share (the “Exercise Price”). The Exercise Price is subject to a ratchet downside protection with a $0.30 per share floor price in the event the Company issues additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. The Company is required to maintain a 6 month interest reserve of $37,938. In connection with the loans, the Company issued 24,375 warrants to purchase common stock at $0.60 to its broker. The estimated fair value of the warrants was $3,407, which was recorded as a debt discount.

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

During the nine months ended September 30, 2017, the Company issued 5,060,000 shares of common stock for $2,530,000, less $186,000 of issuance costs. In connection with the issuance of common stock, the Company issued 2,530,000 warrants to purchase shares of common stock at $0.50, for a term of 5 years. We also issued 50,000 shares from stock subscriptions of $25,000 at December 31, 2016 and issued 25,000 warrants on the same terms and conditions. On January 16, 2017 the Company also amended the original equity raise closed on December 7, 2016 and issued an additional 411,915 warrants to purchase shares of common stock at an exercise price of $0.50, for a term of 5 years. The Company issued 176,625 warrants to purchase common stock to brokers related to the above transaction for 2017.

Note 8.           Commitments and Contingencies

Legal Proceedings

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at September 30, 2017 and December 31, 2016. The presiding Federal Judge has referred the lawsuit to mediation. No settlement was reach during the April 2017 meditation. The Company has proactively initiated settlement offer. In August 2017, the parties reached a Settlement Term Sheet whereby a final forbearance and settlement agreement must be filed with the magistrate judge. On November 8, 2017 the Plaintiff filed a motion to compel settlement with a meeting before a magistrate judge on November 14, 2017.

Note 9.           Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Poland		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Assets	$12,928	$11,268	$6,055	$6,264	$45	$238	$19,028	$17,770
Property & equipment, net	52	68	1,511	1,487	-	2	1,563	1,557
Intangible assets	10,518	10,518	-	-	-	-	10,518	10,518

	United States		Germany		Poland		Total
For the three months ended	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Histology Equipment	$36	$68	$763	$1,337	$12	$-	$811	$1,405
Histology Consumables	82	26	495	613	-	20	577	659
Cytology Consumables	-	88	298	187	-	-	298	275
Total Revenues	$118	$182	$1,556	$2,137	$12	$20	$1,686	$2,339
Net loss	$(830)	$(376)	$(884)	$70	$109	$-	$(1,605)	$(306)

	United States		Germany		Poland		Total
For the nine months ended	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Histology Equipment	$220	$283	$1,743	$3,901	$25	$8	$1,691	$4,192
Histology Consumables	322	96	1,735	1,770	-	27	2,354	1,893
Cytology Consumables	-	356	809	842	-	3	809	1,201
Total Revenues	$542	$735	$4,287	$6,513	$25	$38	$4,854	$7,286
Net loss	$(2,067)	$(1,353)	$(2,021)	$314	$(97)	$(91)	$(4,185)	(1,130)

Note 10.           Subsequent Events

On October 16, 2017 the Company filed a Form D to issue up to $6.9 million of convertible secured promissory notes and approximately 5.3 million warrants to issue common stock at $0.60 a share.

On November 5, 2017, the Board of Directors (the “Board”) of the Company held a meeting whereby David E. Patterson informed the Board of his decision to retire as Chief Executive Officer of the Company, and resign his position as Chairman of the Board and Board member of the Company, all effective immediately. Mr. Patterson shall receive three equal monthly payments with each payment being equal to his monthly salary, and all future restricted stock grants in the amount of 166,667 shares pursuant to his employment agreement shall fully vest as of January 1, 2018, and be issued in consideration for assisting the Company through a transition period.

Thereafter, Stephen Von Rump was appointed by a unanimous vote of the Board to the position of Chief Executive Officer of the Company upon the same terms and conditions as his current employment, to serve until his resignation or removal.

The Board thereafter, by unanimous consent, appointed current Board member, William Austin Lewis IV, to the position of Chairman of the Board of Directors of Company to serve until such time as his removal or resignation.

On November 12, 2107, the Board of Directors of the Company held a meeting whereby they appointed Joel Kanter, age 61, to the position of Director to serve until such time as his resignation or termination. Mr. Kanter’s appointment fills the vacancy created by the resignation of David E. Patterson.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability to raise capital; our ability to retain key employees; our ability to engage third party distributors to sell our products; economic conditions; technological advances in the medical field; demand and market acceptance risks for new and existing products, technologies, and healthcare services; the impact of competitive products and pricing; US and international regulatory, trade, and tax policies; product development risks, including technological difficulties; ability to enforce patents; and foreseeable and unforeseeable foreign regulatory and commercialization factors, our ability to develop new products and respond to technological changes in the markets in which we compete, our ability to obtain government approvals of our products, our ability to market our products, changes in third-party reimbursement procedures, and such other factors that may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview of MEDITE Cancer Diagnostics, Inc.

MEDITE Cancer Diagnostics, Inc. (the “Company”, “MEDITE”, “it”, “we”, or “us”), formerly CytoCore, Inc., specializes in the marketing and selling of MEDITE core products (instruments and consumables), manufacturing, development of new solutions in histology and cytology and marketing of molecular biomarkers. These premium medical devices and consumables are for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10% and 30%. The well-established brand of MEDITE is well received and remains a professional description of the Company’s business. The Company’s trading symbol is “MDIT”.

In 2016 and 2017 the Company focused on implementation of several growth opportunities including enhanced distribution of core products through focused sales and distribution channels, newly developed and patent allowed assays, new laboratory devices and several marketing projects like the introduction of SureThin cytology products for cervical cancer screening in the U. S.  The Company is optimistic about recent marketing efforts focusing on larger laboratory chains and other important strategic relationships. The Company has approximately 74 employees in three countries, a distribution network to over 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

China is an important market to the Company and they are working through manufacturing issues addressed under Revenue and Results of Operations discussed elsewhere within this Report.  The Company believes they have addressed most of the product, service and training issues in China. The Company sent a technician to China for approximately four weeks to retrain and review the policies and procedures relating to the products being serviced by UNIC in China.  We also addressed various issues, including product related and warranty issues related to prior deliveries. Sales in China for the three and nine months ended September 30, 2017 were $15,000 and $45,000 compared to $288,000 and $980,000 for the three and nine months ended September 30, 2016.

The Company’s cytology product line revenue remained at about the same levels in Europe (non-Gyn and Gyn applications) during 2016 and 2017. The Company is in the process of moving forward the submission of an application to the US Food and Drug Administration (“FDA”) for SureThin Gyn applications, and in the meantime will sell to clinical labs via Lab Developed Tests under CMS/CLIA regulations. The Company will be able to compete with the dominant suppliers in this $600 million market and target major strategic lab partners. The impact of the gynecology segment SureThin solution in the US market will drive significant new revenue and gross margin improvement opportunities in the early part of 2018.

The patented self-collection device SoftKit is targeting the growing POC & POP (Point of Care or Point of Person) market. Growth in this area is due to consumer driven health care requirements and the necessity to support and address incremental patient population needs for screening and on-going diagnostic tests. SoftKit is planned to be sold through various marketing channels that serve the gynecology physician consumer health and emerging post-acute care. The Company is currently developing a study plan with a major research center in the Midwest, with the goal of submitting for FDA approval during 2018.

Management believes that 2017 developments allow the Company to more fully leverage the products and biomarker solutions from the original CytoCore component of MEDITE. The first entry will be the introduction of the SureCyte C1 fluorogenic instant stain, offering tremendous opportunities for lab efficiencies and enhanced patient care. C1 is the first of many new offerings under the SureCyte brand that will ultimately include algorithms for computer-assisted analysis and advanced assays for micro-environment analysis. The Company is currently conducting informal studies with several labs in the USA and preparing a formal study with a hospital in China and UNIC.

As part of early SureCyte marketing activities, the Company is working with numerous US Key Opinion Leaders (KOLs) and clinical sites to test the C1 stain, provide feedback on the overall product line plans, and to create white papers and publish articles in highly recognized peer-reviewed journals and conferences. Similar approaches are in progress in the EU and also planned for China.

During the first quarter of 2016, the Company opened a second German manufacturing facility with approximately 4,000 square feet in Nussloch. This facility is utilizing the local workforce and their experience for the specialized skills required for manufacturing of the newly developed and updated microtome product line and the newly developed cryostat (instruments used for sectioning tissue biopsies).  The Company will begin manufacturing the new cryostat line during the fourth quarter of 2017 and has already taken some customer orders. This enhanced microtome and cryostat production facility will allow MEDITE to meet the anticipated demand for these instruments as well as enhance its worldwide distribution channel through its suppliers including China.

The Company operates in one industry segment for cancer screening, diagnostics instruments and consumables for histology and cytology laboratories.

Definition:	Histology - Cancer diagnostics based on the structures of cells in tissues
Cytology - Cancer screening and diagnostics based on the structures of individual cells

Cancers and precancerous conditions are defined in terms of structural abnormalities in cells. For this reason cytology is widely used for the detection of such conditions while histology is typically used for the confirmation, identification and characterization of the cellular abnormalities detected by cytology. Other diagnostics methods such as marker-based assays provide additional information that can supplement, but which cannot replace cytology and histology. The trend towards more personalized treatment of cancer increases the need for cytology, histology and assays for identifying and testing the best treatment alternatives. The Company believes that this segment will therefore be increasingly important for future development of strategies to fight the “cancer epidemic” (World Health Organization: World Cancer Report 2014) which expects about a 50 % increase in cancer cases worldwide within the next 20 years.

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

All of the Company’s operations during the reporting period were conducted and managed within this segment, with management teams reporting directly to the Chief Executive Office. For information on revenues, profit or loss and total assets, among other financial data, attributable to operations, see the consolidated financial statements included herein. Further during these 2016 and 2017 periods the Company added key personnel with excellent historical performance in new product commercialization, sales development and internal operations improvement.

 Outlook

Due to promising innovative new products for cancer risk assessment and an increasing number of distributions contracts executed in the last years, management believes the profitability and cash-flow of the business will grow and improve. However, significant on-going manufacturing issues have been identified and addressed, and additional operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development and 2.) Increase sales in the US to optimize the excellent sales/distribution channels, invigorate the distribution networks for the EU/ROW, and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. The Company also will work on continuously optimizing manufacturing capacity and planning to increase gross margin. Implementation of our plans will be contingent upon securing additional debt and/or equity financing. If the Company is unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities. The condensed consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Currently, the Company’s sales primarily are generated in Euro currency. While in 2016 the average USD/Euro exchange rate was 1.1211 for the nine months ended September 30, 2016, compared to 1.11375 in September 30, 2017 a nominal decrease, however the conversion rate at December 31, 2016 was 1.05204 and 1.18128 at September 30, 2017, respectively. MEDITE’s sales in USD were lower on a year over year basis as approximately 90% of sales currently occurs in Euros. The Company is working to lessen the impact of the Euro’s decline versus the dollar by working towards increasing the percentage of overall product sales in the US and other countries such as China whose currency is not pegged to the Euro.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 14, 2017.

Three months ended September 30, 2017 as compared to the three months ended September 30, 2016 (in thousand USD)

Revenue

Revenue for the three months ended September 30, 2017, was $1,686 as compared to $2,339 for the three months ended September 30, 2016. Due to some seasonality in the industry, usually the first half of the year is weaker because many larger customers buy their lab equipment during the last 4 to 5 months of the year.   The Company increased sales in the cytology product during 2016 period, partially through the US sales doubling during the 2016 period. However due to cash constraints during the end of 2016 and into 2017, cytology products were not readily available for sale.  MEDITE manufactured lab equipment decreased during 2017, compared to the same period in 2016. The sales for the second quarter and to a lesser extent in the third quarter were impacted by the identification by the new management team of manufacturing, quality, installation and service issues that were addressed during the second and third quarters. The new management team undertook a purposeful slowdown of production in order to fully address these issues. The Company and its new management team took a hard look at the product offering and the endemic problems associated with certain products to make the necessary changes in development, manufacturing and technical service. During the second quarter, the Company slowed down its delivery of certain products to ensure that issues identified were solved. Service staff attended to equipment in various regions and reengineered certain equipment as needed. Sales increased slowly but steadily from April through September and the Company anticipates that the quality issues have been identified and closely monitored to ensure that all quality standards are in place and have been enforced. Sales revenues included customer credits for returns, allowances and adjustments associated with the manufacturing quality and services issues discussed above. The credits totaled $135 for the three month period ended September 30, 2017. New sales for the 2017 period were $1,821. Our sales team has communicated with our regional distribution channels the changes that have been implemented and they are working with the Company to create incremental sales. The sales were also impacted by the lack of working capital and subsequent supplier delays. The Company closed on a securities purchase agreement on September 26, 2017 which has provided the Company with needed working capital in the manufacturing facility to secure parts and consumable products to fulfill backorders. The Company’s backlog of sales at September 30, 2017 was approximately $1.0 million.

Costs of Revenue

Cost of revenues were $1,317 or 78% of the revenues for the three months ended September 30, 2017, as compared to $1,336, or 57% of the revenues for the three months ended September 30, 2016. The cost of revenue consisted of higher manufacturing and fixed costs during 2017 due to lack of working capital which caused delays in sourcing parts, quality and installation issues discussed above. The Company has historically experienced cost of revenue as a percentage of revenue of between 58% and 65%. Manufacturing and service costs were not absorbed for the period in 2017, as the Company purposefully slowed down production during the second quarter and gradually increased production during the third quarter.

Research and Development

Research and development expenses are an important part of our business to keep our existing products competitive, and to develop new innovative solutions with interesting market potential that will help us grow future revenues. These expenses include research work for new cancer markers, engineering and industrial design for the existing product line, and development of the Company’s digital pathology strategy. The major components consist of payroll-related costs for in-house scientific research, mechanical and electrical engineering, instrument related software development staff, outsourced development, prototype expenses and material purchased for R&D.

For the third quarter 2017, research and development expenses increased to $423 compared to $305 for the same quarter in 2016. The Company focused much of its attention during the quarter on quality and technical services issues worldwide. The former Cytocore research and development team continued to pursue its new products which were introduced during the third quarter 2017 at a number of trade shows in Europe and the Company anticipates that first sales will begin in the fourth quarter of 2017.

Selling, General and Administrative

For the third quarter 2017, SG&A expenses were $1,248 as compared to $860 for the same quarter 2016. Professional fees were higher for the quarter ended September 30, 2017 specifically related to $173 for issuance of non-qualified options to purchase common stock to the Board of Directors for 2017 services which are non-cash transactions offset by lower professional fees for audit services. Included in selling, general and administrative expenses for the three months ended September 30, 2017 was the non-cash impact related to the issuance of common stock to management and the amortization of the cost over the vesting period of up to three years totaling $43 for the three months ended September 30, 2017. The Company increased its allowance for bad debt by $46 for the three months ended September 30, 2017 associated with the receivables identified under revenues. Salaries and wages increased during the three months ended September 30, 2017, as the Company completed its hiring of its management team in April and May of 2017.

Operating Loss

The operating loss of $1,412 for the third quarter of 2017, compares to $215 for the same quarter of 2016, and is directly related to lower sales for the period, lower gross margins, higher selling, general and administrative expenses and higher development costs discussed above.

Interest Expense

Interest expenses increased by $30 to $200 in the three months ended September 30, 2017, compared to $170 for the three months ended September 30, 2016, due to the amortization of the debt issuance costs and the amortization of the debt discount attributed to the secured promissory notes issued on May 25, 2016, which matured on August 26, 2016.  These notes bear interest at 15%, or $24 for the 2017 period compared to $19 for the 2016 period and the amortization of the debt issuance costs and debt discount totaled $7 for the three months ended September 30, 2016.  The 2017 period did not have any amortization of the debt issuance costs related to the secured promissory note. On September 26 and 27, 2017 the Company closed on $5,356 and $572 convertible notes with related interest of $12 and debt issuance costs of $7 for the three months ended September 30, 2017.

Net Loss

The net loss for the quarter ended September 30, 2017, totaled $1,605, as compared to net loss of $306 for the quarter ended September 30, 2016. The loss for 2017 directly related to lower sales and net margins for the period and higher selling, general and administrative expenses and research and development costs discussed above.

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 (in thousand USD)

Revenue

Revenue for the nine months ended September 30, 2017, was $4,854 as compared to $7,286 for the nine months ended September 30, 2016. Due to some seasonality in the industry, usually the first quarter of the year is weaker because many larger customers buy their larger equipment during the last 4 to 5 months of the year. The Company increased sales in the cytology product during 2016 period , partially through the US sales doubling during the 2016 period. However due to cash constraints during the end of 2016 and into 2017, cytology products were not available for sale.  MEDITE manufactured lab equipment decreased during 2017, compared to the same period in 2016. The sales for the first nine months were impacted by the identification by the new management team of manufacturing, quality, installation and service issues that were addressed during the period. The new management team undertook a purposeful slowdown of production in order to fully address these issues. Sales revenues included customer credits for returns, allowances and adjustments associated with the manufacturing quality and services issues discussed above. The credits totaled $421 for the nine month period ended September 30, 2017. New sales for the 2017 period were $5,275. The Company and its new management team took a hard look at the product offering and the endemic problems associated with certain products to make the necessary changes in the manufactured products. During the period, the Company slowed down its delivery of certain products to ensure that issues identified were solved. Service staff attended to equipment in various regions and reengineered certain equipment as needed. Sales increased slowly but steadily from April through September and the Company anticipates that the quality issues have been identified and closely monitored to ensure that all quality standards are in place and have been enforced. The sales were also impacted by the lack of working capital and subsequent supplier delays. The Company closed on a securities purchase agreement on September 26, 2017 which has provided the Company with needed working capital in the manufacturing facility to secure parts and consumable products to fulfill backorders. The Company’s backlog of sales at September 30, 2017 was $1.0 million.

Costs of Revenue

Cost of revenues were $3,756, or 77% of the revenues for the nine months ended September 30, 2017, as compared to $4,095, or 56% of the revenues for the nine months ended September 30, 2016. The cost of revenue consisted of higher manufacturing and fixed costs during 2017 due delays in sourcing parts, quality and installation issues discussed above. The Company has historically experienced cost of revenue as a percentage of revenue of between 58% and 65%. Manufacturing and service costs were not absorbed for the period in 2017, as the Company purposefully slowed down production for April 2017 and gradually increased production in May through September. The service personnel were focused on reinstallation of equipment, identifying solutions to prior installation, retraining their distributors’ installers and evaluating what products went back to the development department for reengineering.

Research and Development

Research and development expenses are an important part of our business to keep our existing products competitive, and to develop new innovative solutions with interesting market potential that will help us grow future revenues. These expenses include research work for new cancer markers engineering and industrial design for the existing product line, and development of the Company’s digital pathology strategy. The major components consist of payroll-related costs for in-house scientific research, mechanical and electrical engineering, instrument related software development staff, outsourced development, prototype expenses and material purchased for R&D.

For the nine month ended September 30, 2017, research and development expenses increased to $1,177 compared to $1,086 for the same period in 2016. The Company expensed approximately $200 of development expense for the nine months ended September 30, 2017. The Company focused all its attention for the period as it related to the manufacturing and service issue in Germany. The former Cytocore research and development team continued to pursue its new products rolled out in the third and fourth quarter of 2017.

Selling, General and Administrative

For the nine months ended September 30, 2017, SG&A expenses were $3,258 as compared to $2,635 for the same period in 2016.  Professional fees were approximately the same for the nine months ended September 30, 2017 however included was the $173 amortization of the non-qualified stock options issued to the Board of Directors offset by lower audit fees for the annual audit. Included in selling, general and administrative expenses for the nine months ended September 30, 2017 was the non-cash impact related to the issuance of common stock to management and the amortization of the cost over the vesting period of up to three years totaling $105 for the nine months ended September 30, 2017. The Company increased its allowance for bad debt by $105 for the nine months ended September 30, 2017 associated with the related receivables identified above under revenues. Salaries and wages increased during the nine months ended September 30, 2017, as the Company completed its hiring of its management team in April and May of 2017. Severance payments through September 30, 2017 were $119 for the nine months ended September 30, 2017 related to the agreements signed with Michael and Michaela Ott on May 5, 2017.

Operating Loss

The operating loss of $3,550 for the nine months ended September 30, 2017, compares to $684 for the same period in 2016, and is directly related to lower sales and margin for the period and higher selling, general and administrative expense discussed above.

Interest Expense

Interest expenses decreased by $110 to $460 in the nine months ended September 30, 2017, compared to $570 for the nine months ended September 30, 2016, due to the amortization of the debt issuance costs and the amortization of the debt discount attributed to the secured promissory notes issued at December 31, 2015, which matured on March 31, 2016.  These notes bear interest at 15%, or $73 for the 2017 period compared to $65 for the 2016 period and the amortization of the debt issuance costs and debt discount totaled $250 for the nine months ended September 30, 2016.  The 2017 period had amortization of the debt issuance costs of $0 for the secured promissory notes. During the nine months ended September 30, 2017 the Company recorded $64 for interest expense related to repricing of the warrants related to the secured promissory notes. For the nine months ended September 30, 2017 and 2016, the Company recorded $133 and $116, respectively, for the fair value of warrants issued related to the penalty, default and refinancing feature in the secured promissory notes.   On September 26 and 27, 2017 the Company closed on $5,356 and $572 convertible notes with related interest of $12 and debt issuance costs of $7 for the nine months ended September 30, 2017.

Net Loss

The net loss for the nine months period ended September 30, 2017, totaled $4,185, as compared to net loss of $1,130 for the nine months ended September 30, 2016. The loss for 2017 directly related to lower sales and margin for the period and higher selling, general and administrative expenses discussed above. Decreased interest costs, resulted from the amortization of the debt issuance cost and debt discount with the secured promissory notes of $250 in 2016 offset by repricing and warrant issuances discussed above.

Liquidity and Capital Resources

Due to the pending introduction of promising new products and distributions contracts executed in the last two years and as well as management changes with increased focus on the various sales channels and manufacturing and quality systems, management anticipates the profitability and cash flow of the business will improve. However, significant on-going manufacturing issues have been identified and addressed and additional operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development and 2.) Increasing sales in the USA through multiple focused sales distribution channels continue to increase EU/ROW distribution and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing cost to increase our gross margin. Specific forecasting is monitored continually by the Company to improve purchasing and through put management.

For the nine months ended September 30, 2017, we used net cash in operations of approximately $1,855 compared to $1,140 for the same period in 2016. During 2017, cash used in operations consisted of loss from operations, offset by non-cash transactions for warrants issued related to secured promissory notes, stock-based compensation, loss on extinguishment of notes due to employees, and net changes in accounts receivables, inventories and accounts payables and accrued expenses. During 2016, cash used in operations consisted of loss from operations, offset by non-cash transactions for warrants issued related to secured promissory notes and net changes in accounts receivable, inventories and accounts payable and accrued expense.

For the nine months ended September 30, 2017, net cash used in investing activities were $43 compared to $3 net cash provided for the same period in 2016.  The change in this activity relates to decreases other asset balances in 2016.

For the nine months ended September 30, 2017, financing activities provided $3,663 compared $333 for the same period in 2016. The Company sold 5.1 million shares of common stock for $2.6 million during the nine month period ended September 30, 2017, net of $181 of issuance costs. The Company borrowed $5.3 million, net of debt discounts for the nine months ended September 30, 2017 through the convertible debt transactions closed at the end of September 2017 offset by repayments of $2.8 million of lines of credits and the DZ loan. In addition, during the 2017 period the Company repaid $182 of notes due to employees and $333 of secured promissory notes and converted $133 of secured promissory notes into subordinated convertible debt. The Company is required to maintain restricted cash balances related to the convertible debt of $393.

The Company must contemplate continuation as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At September 30, 2017, the Company’s cash balance was $1.7 million and its operating losses for the nine months ended September 30, 2017 and the year ended December 31, 2016, have used most of the Company’s liquid assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However working capital has improved by approximately $4.3 million from December 31, 2016.

The Company has settled three of the five employee notes for $330 of notes and warrants. In April 2017 the Company paid $94 for the first installment and issued warrants to purchase 1,029,734 shares of common stock at $0.50, for a period of 5 years. The balances owed to these employees remains outstanding as of September 30, 2017. In November 2017, the employees have agreed to renegotiate the March 30, 2017 agreement in good faith with the Company as to a future payment plan mutually agreeable by all parties.

The Company has accrued wages and vacation of approximately $1.1 million payable to the former CFO at September 30, 2017 and December 31, 2016. In August 2017, the Company executed a term sheet whereby a formal settlement agreement and forbearance agreement must be entered with the court. Pursuant to the agreement, the Company is to issue a combination of stock, warrants and payments over a period of up to three years. See Note 8 for further discussion regarding the legal proceedings with the Company’s former CFO.

Also included in accrued salaries, vacation and related expenses are amounts owed to both the Michaela and Michael Ott totaling approximately $142 at September 30, 2017. The payments are to be made in 18 installments scheduled to start on October 31, 2017. The Company is reviewing additional agreements to settle the debt owed from the US entity where the wages were earned versus the German entity. The Company is working to get these payments paid as of the date of this filing due to the changes requested by Michaela and Michael Ott.

The Company owes Ms. Ott, 99 Euros ($117 as September 30, 2017). The Company has established a payment plan whereby the balances owed will be repaid beginning on October 31, 2017, over a 24 months period. The Company has made the first payment due on October 31, 2017.

Management continues to expand its product offerings and has also expanded its sales and distribution channels during 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Part II. Other Information

Item 1.           Legal Proceedings.

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at September 30, 2017 and December 31, 2016. The presiding Federal Judge has referred the lawsuit to mediation. No settlement was reach during the April 2017 meditation. The Company has proactively initiated settlement offer. In August 2017, the parties executed a Settlement Term Sheet whereby a final forbearance and settlement agreement must be filed with the magistrate judge. On November 8, 2017 the Plaintiff filed a motion to compel settlement with a meeting before a magistrate judge on November 14, 2017.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2017 the Company filed a $4,250,000 Form D to issue up to 8.5 million shares of common stock and approximately 2.2 million warrants to issue common stock at $0.50 a share. During the nine months ended September 30, 2017, the Company issued 5,060,000 shares of common stock for $2,530,000, less $181,000 of issuance costs. In connection with the issuance of common stock, the Company issued 2,530,000 warrants to purchase shares of common stock at $0.50, for a term of 5 years. We also issued 50,000 shares from stock subscriptions of $25,000 at December 31, 2016 and issued 25,000 warrants on the same terms and conditions. The Company incurred $191,625 of cash commissions and issued 176,625 warrants associated with the sale of these securities. These issuances were exempt from registration pursuant to Rule 506(b) of the Securities Act of 1933.

On September 26, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with GPB Debt Holdings II, LLC  (“GPB”), pursuant to which the Company issued to the GPB (i) a secured convertible promissory note in the aggregate principal amount of $5,356,400 (the “Note”) at a purchase price equal to 97.5% of the Face Value of the of the original $5 million Note and an additional discount of 300,000 Euro ($356,400 at September 26, 2017) attributed to the purchase and settlement of the 750,000 Euro ($890,325 at September 26, 2017) note with VR Equity Partners formerly DZ Equity Partners (“DZ”) by the GPB and considered an additional purchase discount, with the Company receiving net proceeds of $4.9 million and (ii) a warrant to purchase an aggregate of 4,120,308 shares of the common stock, par value $0.001 per share, of the Company (the “Warrant”). The Note matures on the 36th month anniversary date following the Closing Date, as defined in the Note (the “Maturity Date”). The Note is secured by a senior secured first priority security interest on all of the assets of the Company and its subsidiaries evidenced b y a security agreement (the “Security Agreement”). Each subsidiary also entered into a guaranty agreement pursuant to which the subsidiaries have guaranteed all obligations of the Company to the GPB. The Note bears interest at a rate of 13.25% per annum (which interest is increased to 18.25% upon an Event of Default). The Note is initially convertible at a price of $0.65 (the “Conversion Price”) into 8,240,615 shares of common stock. The Conversion Price and exercise price of the Warrant is subject to a ratchet downside protection with a $0.30 per share floor price in the event the Company issues additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. The Note is being amortized quarterly at a rate of 10% of the face value of the Note beginning on month 24, with the remaining 60% due at the Maturity Date. There is a flat 3% success fee which allows for the prepayment of the Note and applies to the payment of principal during the Term through the Maturity Date. The Note contains customary Events of Default. The Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, the existence of liens, the payment of restricted payments, redemptions, and the payment of cash dividends and the transfer of assets. The Warrant is not to be exercisable until 6 months after the closing date. GPB also has a Right of Participation for any Company offering, financing, debt purchase or assignment for 36 months after the closing date. The Company is required to maintain a 6 month interest reserve of $354,862. In connection with the loan, the Company issued 182,927 of shares of common stock totaling $75,000 of compensation to its broker and 375,000 warrants to purchase common stock at $0.60. These issuances were exempt from registration pursuant to Rule 506(b) of the Securities Act of 1933.

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company will file a registration statement with the Securities and Exchange Commission relating to the offer and sale by the s GPBs of the shares of common stock underlying the Warrant (the “Warrant Shares”). Pursuant to the Registration Rights Agreement, the Company is obligated to file the registration statement within 60 days and to use best efforts to cause the registration statement to be declared effective within 90 days. Failure to meet those and related obligations, or failure to maintain the effective registration of the Warrant Shares will subject the Company to payment for liquidated damages.

The Company shall use the proceeds of this offering to pay (i) the outstanding balance of various credit facilities due to Hannoveresche Volksbank in the amount of $2.3 million, (ii) the outstanding balance of a settlement with VR Equity in the amount of $0.5 million and (iii) the outstanding balance on secured promissory notes in the amount of $301,000, with the remaining balance for working capital of $1.4 million and $125,000 of broker fees and $171,000 of GPBs legal fees.

Pursuant to the above transaction, the Company converted 2 notes with a balance of approximately $133,000 of secured promissory notes into $137,000 of debt in a subordinated transaction with similar terms and conditions as the transaction with the GPB stated above and 3 additional investors totaling $425,000 invested in $436,000 of debt in subordinated transaction with similar terms and conditions as the transaction with the GPB.

Item 3.           Defaults upon Senior Securities.

On January 10, 2017, the Board of Directors agreed to renegotiate the terms of the 2015 Notes and 2016 Notes (collectively the “Notes”) with the consent of the 2015 Purchasers and 2016 Purchasers (collectively the “Note Holders”), which was obtained on January 16, 2017which extended the maturity of the Notes to June 30, 2017

In 2016, the 2015 Notes and 2016 Notes matured and were not repaid.  Therefore the 2016 Notes were in default on August 26, 2016 and on April 1, 2016 the 2015 Notes were in default.

On July 10, 2017, all holders of the 2015 and 2016 Notes, with the exception of a single individual who holds two (2) Notes and has elected not to waive default, agreed to further extend the repayment of the Notes until July 31, 2017 and was thereafter further r extended through September 30, 2017. No additional consideration is being given by the Company for this extension by the consenting 2015 Notes. The noteholders received a payoff letter, and at September 30, 2017, all noteholders except two have been repaid. The Company has paid $50,000 of the balance outstanding of $83,333 at September 30, 2017 on October 2017 and in November 2017 the remaining $33,333 balance was repaid.

On May 31, 2017, Medite GmbH (“Medite”), a wholly-owned subsidiary of MEDITE Cancer Diagnostics, Inc. (the “Company”) entered in an agreement with VR Equity Partner GmbH (formerly DZ Equity Partners) to extend the payment date of a credit facility in the outstanding principal amount of EUR 750,000 until September 1, 2017. In consideration for the extension, Medite shall pay an interest increase on the outstanding principal balance of three percent (3%). . On September 26, 2017, GPB purchased the participation rights agreement with DZ and settled the debt owed by the Company and included the balance and in the related debt outstanding discussed above.

Item 5.           Other Information

On November 12, 2107, the Board of Directors of the Company held a meeting whereby they appointed Joel Kanter to the position of Director to serve until such time as his resignation or termination. Mr. Kanter’s appointment fills the vacancy created by the resignation of David E. Patterson.

Mr. Joel Kanter, 61 years of age, has served as President of Windy City, Inc., a privately held investment firm, since July 1986.

From 1989 to November 1999, Mr. Kanter served as the President, and subsequently as the President and Chief Executive Officer of Walnut Financial Services, Inc., a publicly traded company (NMS: WNUT). Walnut Financial’s primary business focus was the provision of different forms of financing to small business, by providing equity financing to start-up and early stage development companies, providing bridge financing to small and medium-sized companies, and providing later stage institutional financing to more mature enterprises. The Company was sold to Tower Hill Capital Group in 1999 in a transaction valued at approximately $400 million.

From 1978 - 1980, Mr. Kanter served as a Legislative Assistant to former Congressman Abner J. Mikva (D-Ill.). In that position, Mr. Kanter provided support to Congressman Mikva with respect to activities related to his position on the House Judiciary Committee. In particular, Mr. Kanter was intimately involved in efforts then underway to reform the Federal Criminal Code. Mikva subsequently became the Chief Judge of the U.S. Court of Appeals for the District of Columbia Circuit, and then served as Counsel to President Clinton.

From 1980 - 1983, Mr. Kanter served as Special Assistant to the National Association of Attorneys General. In that position, he represented the interests of the State Attorneys General in Washington, D.C. in the criminal justice and environmental arenas. In particular, Mr. Kanter was involved in the legislative efforts to reenact the Clean Air Act, the Clean Water Act, and to enact the original Superfund Legislation.

From 1983 - 1985, Mr. Kanter served as the Staff Director of the House Rules Committee's Subcommittee on Legislative Process Chaired by the late Congressman Gillis W. Long (D-La.). He also lent considerable support to the activities of the House Democratic Caucus, which was also chaired by Congressman Long. In particular, Mr. Kanter was intimately involved in the effort to provide a new debate format that was first used during the Democratic Primary in New Hampshire in 1984 and was moderated by Phil Donahue and Ted Koppel. He was also involved in authoring a House Democratic Caucus publication called Blueprint for America which served as the basis for several subsequent Democratic Platforms and the policy efforts of the Democratic Leadership Council. Congressman Long passed away in early 1985.

From April 1985 through June 1986, Mr. Kanter served as Managing Director of The Investors' Washington Service, an investment advisory company specializing in providing advice to large institutional clients regarding the impact of federal legislative and regulatory decisions on debt and equity markets. Clients included Amoco Oil, AT&T, Bankers Trust, Chase Manhattan Bank, General Motors, and J.C. Penney.

Mr. Kanter serves on the Board of Directors of one other public company, Magna-Labs, Inc., formerly involved in the development of a cardiac MRI device. Mr. Kanter also serves on the Boards of several private concerns including Fibralign Corporation, Mercator MedSystems, Inc., Orpheus Biosciences, Inc., and Serpin Phama.

Mr. Kanter is also a current Trustee Emeritus and past President of the Board of Trustees of The Langley School in McLean, Virginia, a former Trustee at the Georgetown Day School in Washington, D.C., and of the Union Institute & University, the Country’s first Online University. He is also the current Board Chair of the Black Student Fund, the Education Committee Chairman of the Kennedy Center’s National Committee on the Performing Arts, and serves as an appointee of the State Legislature to the Gubernatorial Virginia Israel Advisory Board.

Mr. Kanter holds a B.A in Political Science and a B.S. in Psychology from Tulane University.

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

MEDITE Cancer Diagnostics, Inc.

Date: November 14, 2017	/s/ Stephen Von Rump
Stephen Von Rump
Chief Executive Officer

Date: November 14, 2017	/s/ Susan Weisman
Susan Weisman
Chief Financial Officer