Form 10-K
period 2017-12-31
Medite Cancer Diagnostics, Inc.
filed 2018-05-17
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the common stock held by non-affiliates of the Company was $5,324,608 based upon the closing price of shares of the Company’s common stock, $0.001 par value per share, of $0.55 as reported on the OTC Bulletin Board on June 30, 2017, the last day of the Company’s most recently completed second fiscal quarter. Shares of common stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of May 17, 2018 was 56,655,580.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MEDITE CANCER DIAGNOSTICS, INC.
Annual Report on Form 10-K
December 31, 2017

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

-ii-

PART I

Item 1.	Business

Overview

Overview of MEDITE Cancer Diagnostics, Inc.

MEDITE Cancer Diagnostics, Inc. (the “Company”, “MEDITE”, “it”, “we”, or “us”), formerly CytoCore, Inc., develops, manufactures, markets and sells MEDITE branded products (instruments and consumables), in the areas of histology and cytology. These premium medical devices and consumables are for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10% and 30%. The well-established brand of MEDITE is widely known and remains a professional description of the Company’s business. The Company’s trading symbol is “MDIT”.

In 2017 the Company focused on implementation of several growth opportunities including enhanced distribution of core products through focused sales and distribution channels, newly developed patented assays, new laboratory devices and several marketing projects like the introduction of the SureCyte C1 fluorogenic stain worldwide.  The Company has approximately 64 employees in two countries, a distribution network in over 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

China is an important market to the Company and we have addressed several product quality issues described under Revenue and Results of Operations elsewhere within this Report.  The Company has addressed most of the product, service and training issues in China.  Sales in China for 2017 were $85,000 compared to approximately $1 million for 2016.  There are two reasons for the lower number in 2017: 1. Legacy product quality issues from 2016 and early 2017, and 2. Inability to deliver products because of lack of working capital. The Company expects to grow business in China in 2018 and going forward.

The Company’s cytology product line (non-Gyn and Gyn applications) revenue was lower in Europe during 2017 because product was not available to ship to meet demand, due to working capital constraints. The Company is in the process of moving forward the submission of an application to the US Food and Drug Administration (“FDA”) for SureThin Gyn applications. The Company will be able to compete with the dominant suppliers in this $600 million market and target major strategic lab partners. The impact of the gynecology segment SureThin solution in the US market will drive significant new revenue and gross margin improvement opportunities moving forward.

The patented self-collection device SoftKit targets the growing POC (Point of Care) market. Growth in this area is due to consumer-driven health care requirements and the necessity to support and address incremental patient population needs for screening and ongoing diagnostic tests. SoftKit is planned to be sold through various marketing channels that serve the gynecology consumer health and emerging post-acute care space. The Company is currently developing a study plan with a major research center in the Midwest, with the goal of submitting for FDA approval.

Management believes that 2017 developments allowed the Company to more fully leverage the products and biomarker solutions from the original CytoCore component of MEDITE. The first entry is the introduction of the SureCyte C1 fluorogenic instant stain, offering tremendous opportunities for lab efficiencies and enhanced patient care. C1 is the first of many new offerings under the SureCyte brand that will ultimately include algorithms for computer-assisted analysis and advanced assays for micro-environment analysis. The Company is currently conducting informal studies with several labs in the U.S. and Europe and is also conducting a formal study with a hospital in China in partnership with UNIC. CI has recently received the CE Mark in the EU.

As part of early SureCyte marketing activities, the Company is working with numerous U.S. and European Key Opinion Leaders (KOLs) and clinical sites to test the C1 stain, provide feedback on the overall product line plans, and to create white papers and publish articles in highly-recognized peer-reviewed journals and conferences.

The Company will begin manufacturing its new cryostat line during the second quarter of 2018 and has already taken some customer orders. This enhanced microtome and cryostat product line will allow MEDITE to meet the anticipated demand for these instruments as well as enhance its worldwide distribution channel through its suppliers including China.

The Company operates in the industry segment for cancer screening, diagnostics instruments and consumables for histology and cytology laboratories.

Definition:	Histology - Cancer diagnostics based on the structures of cells in tissues
Cytology - Cancer screening and diagnostics based on the structures of individual cells

Cancers and precancerous conditions are defined in terms of structural abnormalities in cells. For this reason, cytology is widely used for the detection of such conditions while histology is typically used for the confirmation, identification and characterization of the cellular abnormalities detected by cytology. Other diagnostic methods such as marker-based assays provide additional information that can supplement, but which cannot replace cytology and histology. The trend towards more personalized treatment of cancer increases the need for cytology, histology and assays for identifying and testing the best treatment alternatives. The Company believes that this segment will therefore be increasingly important for future development of strategies to fight the “cancer epidemic” (World Health Organization: World Cancer Report 2014) which expects about a 50 % increase in cancer cases worldwide within the next 20 years.

This segment sees a trend toward, and demand for, higher automation for more throughput in bigger laboratories, process standardization, digitalization of cell and tissue slides and computer-aided diagnostic systems, and in general a search for more cost-effective solutions.

MEDITE acts as a one-stop-shop for histology (also known as anatomic pathology) laboratories either as part of a hospital, as part of a chain of laboratories or individually. It is one out of only four companies offering all equipment and consumables for these laboratories worldwide. The MEDITE brand stands for innovative and high-quality products – most equipment is made in Germany – and competitive pricing.

For the cytology market, MEDITE offers a wide range of consumable products and equipment; in particular for liquid-based-cytology which is an important tool in cancer screening and detection in the field of cervical, bladder, breast, lung and other cancer types.

All of the Company’s operations during the reporting period were conducted and managed within this segment, with management team reporting directly to the Chief Executive Office. For information on revenues, profit or loss and total assets, among other financial data, attributable to operations, see the consolidated financial statements included herein. Further during 2017 the Company added key personnel with excellent historical performance in new product commercialization, sales development and internal operations improvement.

Outlook

Due to promising innovative new products for cancer risk assessment and an increasing number of distribution contracts executed in recent years, management believes the profitability and cash-flow of the business will grow and improve. Significant on-going manufacturing issues have been identified and addressed, and additional operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development, 2.) Increasing sales in the U.S. to optimize the excellent sales/distribution channels available there and 3.) Invigorate the distribution networks for EU/ROW and continue to expand Chinese market sales by broadening the Company’s collaboration with the local distributor UNIC. The Company also will work on continuously optimizing manufacturing capacity and planning to increase gross margin. Implementation of these plans are contingent upon securing additional debt and/or equity financing, which was partly completed through May 2018 (see Subsequent Events). If the Company is unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Currently, the Company’s sales are primarily generated in Euro currency. In 2017 the average EUR-USD exchange rate was 1.129507 compared to 1.10730 for 2016 (ODNDA) a significant increase. The stronger Euro (and increasing lately to 1.19 against USD) is favorable to revenue reporting since 90% of the Company’s revenue is in Euro, but also increases COGS for products sold in the U.S. and other countries conducting business in USD (including China). Overall, the stronger Euro is favorable to revenue reporting.

Background

The Company was incorporated in Delaware in December 1998 as the successor to Bell National Corporation, a company incorporated in California in 1958. In December 1998, Bell National, which was then a shell corporation, acquired InPath, LLC, a development stage company engaged in the design and development of products used in screening for cervical and other types of cancer. For accounting purposes, the acquisition was treated as if InPath had acquired Bell National. However, Bell National continued as the legal entity and the registrant for Securities and Exchange Commission (“SEC”) filing purposes. Bell National merged into Ampersand Medical Corporation, its wholly-owned subsidiary, in May 1999, in order to change its state of incorporation to Delaware. In September 2001, Ampersand acquired 100% of the outstanding stock of AccuMed International, Inc., by means of a merger of AccuMed into the wholly-owned subsidiary. Shortly after the AccuMed merger, we changed our name to Molecular Diagnostics, Inc. Subsequently, in June 2006, we changed our name to CytoCore, Inc.

On January 11, 2014, MEDITE Cancer Diagnostics, Inc. (formerly CytoCore Inc. the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with MEDITE Enterprises, Inc., a Florida corporation (“MEDITE”), MEDITE GmbH, a corporation organized under the laws of Germany and wholly owned by MEDITE (the “Subsidiary”), Michael Ott and Michaela Ott, the sole shareholders of the MEDITE at that time (collectively, the “Shareholders”).

Pursuant to the Purchase Agreement, the Company agreed to acquire 100% of the issued and outstanding capital stock of MEDITE from the Shareholders in exchange for the issuance of up to 15,000,000 shares of the Company’s common stock (the “Shares”) to the Shareholders. The Purchase Agreement also provides that the Shareholders will indemnify the Company for certain losses during the one-year period following the “Closing” as defined in the Purchase Agreement. In connection with such indemnification rights, the Purchase Agreement provided that 3,750,000 of the Shares was deposited with the Company and held for a period of 12 months to cover certain indemnification claims that the Company may have against the Shareholders.  These shares were released to the Shareholders during 2015.

Closing of the acquisition of MEDITE was conditioned upon: (i) the completion of a private placement transaction resulting in gross cash proceeds to the Company of $1.25 million (the “Private Placement”), and (ii) the conversion of certain accrued wages of the Company into shares of the Company’s common stock. In addition, as of the Closing, there was to be no more than 18,750,000 shares of the Company’s common stock exclusive of any shares of the Company’s common stock issued in connection with the Private Placement.

On April 3, 2014, pursuant to the terms and conditions of the Purchase Agreement, as amended to date, the Company acquired 100% of the issued and outstanding capital stock of MEDITE in exchange for the issuance of up to 15,000,000 shares of the Company’s common stock to the Shareholders, of which 14,687,500 shares were issued upon the Closing of the Acquisition. In the event that the Company issued less than $2,500,000 at a price of $1.60 in the Private Placement, the Company was required to issue an additional 312,500 shares of common stock to the Shareholders. The Company issued these shares during 2015. Also during 2014, prior to the reverse merger, the Company issued 697,234 shares of common stock for payment of certain accrued wages of the Company.

Recent Developments

In January, 2018 the Company raised $150,000 in additional capital under the same terms as described in the Subordinate Convertible Notes see Note 6.

Also in January, 2018 the Company received a term sheet for additional debt financing, consisting of a convertible note with an initial conversion price of $0.075 per share.  Each $0.075 invested also receives one Common Stock share.  The Convertible Notes are subordinate to the GBP debt described in the GPB Debt Holdings II, LLC (“GPB”) Convertible Notes Payable see Note 6, have a 5-year maturity date and bear a 12% annual interest rate, payable semi-annually.  The Company received $1,955,000 in capital and issued 26,066,667 common stock shares under these terms as of May 17, 2018.

On October 16, 2016 the Company filed a Form D to issue up to $6.9 million of convertible secured promissory notes and approximately 5.3 million warrants to issue common stock at $0.60 a share.

 On October 26, 2016, the board of directors appointed David E. Patterson to the position of Chief Executive Officer and Director of the Company. Pursuant to Mr. Patterson’s executive employment agreement with the Company, the commencement date of Mr. Patterson’s appointment was October 31, 2016. He was granted 250,000 restricted shares of the Company’s common stock (the “Shares”). The Company valued the Shares at $0.50 per share, based on the fair value of the stock on the date of grant. On November 5, 2017, the Board of Directors (the “Board”) of the Company held a meeting whereby David E. Patterson informed the Board of his decision to retire as Chief Executive Officer of the Company and resign his position as Chairman of the Board and Board member of the Company, all effective immediately.  The Board approved a Transition Agreement whereby Mr. Patterson would receive three equal monthly payments with each payment being equal to his monthly salary, and all future restricted stock grants in the amount of 166,667 shares pursuant to his employment agreement would fully vest as of January 1, 2018 and be issued in consideration for assisting the Company through a transition period. Mr. Patterson rescinded those shares in March 2018.

Thereafter, the Board, by unanimous consent, appointed current Board member, William Austin Lewis IV, to the position of Chairman of the Board of Directors of Company to serve until such time as his removal or resignation.

Also, Stephen Von Rump was appointed by a unanimous vote of the Board to the position of Chief Executive Officer of the Company upon the same terms and conditions as his current employment, to serve until his resignation or removal.

On November 12, 2017, the Board of Directors of the Company held a meeting whereby they appointed Joel Kanter, age 61, to the position of Director to serve until such time as his resignation or termination. Mr. Kanter’s appointment fills the vacancy created by the resignation of David E. Patterson.

On January 2, 2018, the Board accepted Susan Weisman’s resignation as Chief Financial Officer.  Ms. Weisman received a lump sum payment in consideration for assisting the Company through a transition period ending on January 31, 2018.

The Company filed a Form D on March 7, 2017, initiating a total offering of $4,250,000, of which $25,000 in stock subscription were received by the Company as of December 31, 2017, representing the purchase of 50,000 shares of common stock.

During the year ended December 31, 2017, the Company issued 5,060,000 shares of common stock for $2,530,000, less $187,000 of issuance costs. In connection with the issuance of common stock, the Company issued 2,530,000 warrants to purchase shares of common stock at $0.50, for a term of 5 years. We also issued 50,000 shares from stock subscriptions of $25,000 at December 31, 2016 and issued 25,000 warrants on the same terms and conditions.

 Information about Industry Segments

The Company operates in the industry segment for cancer diagnostics instruments and consumables for histology and cytology laboratories.

Definition:	Histology - Cancer diagnostics based on the structures of cells in tissues Cytology - Cancer diagnostics based on the structures of individual cells

Cancers and precancerous conditions are defined in terms of structural abnormalities in cells. For this reason, cytology is widely used for the detection of such conditions while histology is typically used for the confirmation, identification and characterization of the cellular abnormalities detected by cytology. Other diagnostics methods such as marker-based assays provide additional information that can supplement, but which cannot replace cytology and histology. The trend towards more personalized treatment of cancer increases the need for cytology, histology and assays for identifying and testing the best treatment alternatives. We believe that this segment will therefore be increasingly important for future development of strategies to fight the “cancer epidemic” (World Health Organization: World Cancer Report 2014) which expects about a 50 % increase in cancer cases worldwide within the next 20 years.

This segment sees a trend toward, and demand for, higher automation for more throughput in bigger laboratories, process standardization, digitalization of cell and tissue slides, and computer aided diagnostic systems, and in general a search for more cost-effective solutions.

MEDITE acts as a one-stop-shop for histology (also known as anatomic pathology) laboratories either as part of a hospital, as part of a chain of laboratories or individually. It is one out of only four companies offering all equipment and consumables for these laboratories worldwide. The MEDITE brand stands for innovative and high-quality products – most equipment is made in Germany – and competitive pricing.

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

All of the Company’s operations during the reporting period were conducted and managed within this segment, with the management team reporting directly to our Chief Executive Officer. Further during the 2017 period we added key personnel with excellent historical performance in new product commercialization, sales development and internal operations improvement. For information on revenues, profit or loss and total assets, among other financial data, attributable to our operations, see the consolidated financial statements included herein.

Description of Business

MEDITE manufactures, develops, markets and sells a wide range of laboratory devices and consumable supplies for its target market in the histology and cytology cancer diagnostics segment. Most devices are manufactured at its German facility, and most consumables are staged for export there. This facility also acts as central location managing all international sales and logistics outside of the Americas. A direct sales force is employed in Germany and the U.S, and over 80 more countries worldwide are covered with an existing and continuously expanding network of independent distributors. In the U.S. MEDITE has established sales and distribution channels that will prioritize its products.

A general goal of MEDITE in sales is to act as a one- stop-shop for its customers. Instrument purchases are usually bigger investments, with prices sometimes above the $50,000 level, which are more seasonal and depend significantly on investment budgets. Therefore, MEDITE also offers to sell the day to day consumables and sees its brand not just on the devices, but also on the supply products.

The U.S. headquarters in Orlando, Florida manages the Company worldwide and is developing, establishing and realizing the strategic goals of the Company. It also acts as distributor for the Americas, maintaining a warehouse with instruments, repair parts and consumables available for sale and for warranty obligations to its customers, and taking care of centralized marketing, regulatory issues and finance. A second location in the U.S. operates as our research laboratory for cancer assays and other cytology developments and is located in the Chicago area.

For sales, MEDITE targets three major areas; U.S., Europe and China, and now increasingly Eastern Europe and North Africa. While the U.S. is currently the largest potential market for MEDITE products, it is expected that the rest-of-world will experience continued growth through 2018 due to the more established presence of MEDITE in those markets.

Currently, MEDITE’s principal customers are histology and cytology laboratories associated with hospitals or research institutions and independent laboratories in markets with direct sales and distributors in markets covered by them. In the U.S. market, MEDITE executed several distribution contracts with third party sales organizations additional to its direct sales.

For manufacturing of its high-quality devices at the German facility, an enterprise resource planning software is used to manage the material flow and production planning for about 6,000 different parts. Management has evaluated and is in the process finalizing its review of a company-wide system anticipated to be implemented by the late 2018. Due to the wide range of products, the availability of all parts is essential to finish a manufactured product within an acceptable lead time. Smaller equipment items and all consumable products have to be available at any time to guarantee the customer continues to work. Usually orders of these goods are shipped within 24 hours after receiving the order, while for own-manufactured equipment, the delivery times is between 4 to 8weeks. This is not acceptable to many customers and the Company continues to implement production planning processes to improve delivery time. A major change in 2018 is that the Company now plans and builds to forecast, whereas it previously built mostly to confirmed orders (backlog).

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

Starting from receiving the biopsies, it may be necessary to decalcify them; for example, from bone tissue. The USE 33 is an ultrasonic decalcification instrument that automatically runs the process under controlled temperatures.  Due to this innovative technology it can increase the speed of decalcification by 300% compared to just using acid.  Instead of days or even weeks, the biopsies are ready much earlier for further processing, which shortens the patient’s diagnosis wait time. This specific instrument also is often used in research labs.

The next step is the tissue processing (dehydration and fixation), which usually runs automatically in the laboratory overnight with no human supervision. MEDITE’s TPC 15 Duo and Trio instruments offer a very high capacity of 440 or 660 biopsies per run and also offer two or three independent protocols. Therefore, depending on the size and kind of tissue, it can process simultaneously the different steps, and therefore replace two or three instruments of similar competitor’s instruments. It also offers a very high level of safety. In the unlikely situation of an error or just a power outage, it has a back-up battery, and the emergency mode puts the biopsies into a safe position. An advantage of this kind if tissue processer is the usability with Xylene replacements like Isopropanol, a second-grade alcohol The European Unit is proposing to ban Xylene in laboratories and so the TPC15 is the perfect unit to do so. Competitor systems with pumps have a higher risk in using Isopropanol. The price of the unit is very competitive in its market based on its high capacity.

After tissue processing, the tissue will be transferred into a paraffin block using an embedding center. MEDITE was the original inventor of the three-piece units (heating, dispensing, and cooling). It is much more flexible to adapt to human and laboratory needs. While the dispensing unit usually is in the center, the others can be added to the right or left depending if right or left handed. Additional cooling units can also be added to extend the capacity. MEDITE offer two types: the low-cost set TES 99 when budget matters, and the high-end version TES Valida when design and technology is more important. The TES Valida is recognized as the best system currently available worldwide. Every histology lab has at least one system, but usually two or more of these embedding centers in place – historically the market consists of sales of several thousand units each year.

With the paraffin block from the embedding center, the biopsy needs to be sectioned using a microtome. Several types of automation are demanded by the market; on the low end a manual microtome, in the middle a semi-automatic version, and on the high end, a fully automatic microtome. For a microtome, the most critical functionality is extremely precise mechanics able to cut slices of as small as 1 microns in thickness. Five years ago, MEDITE developed the semi-automatic version M530 first, then the fully automatic version A550 and started in 2014 the development of the manual version M380 – mainly for the Chinese market – of which the first production of these units was sold in August 2015. Since 2016, the microtomy manufacturing has operated in a second German facility in Nussloch where the roots of worldwide microtomy started with skilled employees. Since the new versions of all three types of microtomes have been brought to the market with growing success. For China, a special type of manual microtome M380 was developed to match the unique usage characteristics of histotechnologists there. As part of tissue sectioning, a freezing microtome called a “cryostat” can be used for fast biopsies when a patient needs a diagnosis immediately e.g. still being in the operational theater. Prototypes of the M630 were tested in the field in 2017 and manufacturing of the first set of this instrument will start in 2Q 2018. Based on the forecast with direct and incremental sales we expect to sell 75 units within the first year. The Company’s strategic goal for the cryostat is to offer a high-quality device for a competitive price to win 10% of the market (750 units annually).

When the sections of the tissue are transferred to a microscopy slide they undergo a staining process with several different protocols depending on the type of tissue. To manage high volumes, robotic multi-staining systems are used. MEDITE offers the most flexible system, TST 44, which is computer controlled and can run several staining protocols simultaneously, and its unique feature software can even overtake slower with faster protocols. The maximum capacity is about 400 slides per hour with that system. This robotic stainer is currently going through an update and modernization project during 2018. This includes the latest innovative technology software, new color touch screen, new X-Y-Z robotic technology and a modern newly designed case. For higher volume throughput, e.g. for cytology laboratories, MEDITE offers the COT 20 linear staining system using a kind of conveyor technology to realize a capacity of over 1,000 slides per hour.

The final step to the process is to place a cover over the tissue on the stained microscope slide to preserve it for many years and make it ready for digital scanning or directly for diagnoses under the microscope by a pathologist. MEDITE offers the RCM 9000, the latest version of a stand-alone robotic coverslipper using glass coverslips. Another option MEDITE developed is the ACS 720 glass coverslipper which is connected directly to the TST 44 multi-stainer creating a higher level of automation by bridging the former manual step between two separate instruments. This instrument combination – known in the industry as a “combi” - is very competitive and more and more public tenders are asking for it. Finally, to also support higher throughput laboratories, MEDITE developed the robotic coverslipper TWISTER using a clear film instead of cover glass. This triples the capacity of a glass coverslipper up to 1,200 slides per hour.

Several smaller devices for stretching, drying, cooling, exhausting, recycling, printing etc. are also manufactured by MEDITE but not specifically described herein. These products are usually competing mainly on price, but quality is still important.

In the segment of histology consumables, MEDITE offers everything necessary to run its instruments and to run the complete histology laboratory. This includes embedding cassettes, microscope slides, paraffin, staining solutions, reagents and other products. Some of the consumable products are MEDITE developments and exclusively manufactured by or for it. Other products are MEDITE branded but manufactured and delivered from external high-quality vendors. The procurement focus therefore is on high quality, not lowest price.
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

Cervical cytology specimens have traditionally been prepared as “smears” where the cells on the collecting device are literally wiped or smeared onto a microscope slide. In the 1980s, an alternative method, variously called a “monolayer” or “liquid-based” preparation (“LBP”), was introduced. In this method, cells are washed off of the collection device into a preservative solution to form a cell suspension. A portion of this cell suspension is then transferred to a microscope slide. LBPs presently account for about 80% of the cervical cytology slides prepared in the U.S., but despite the technical benefits of LBPs, only about 20% of the cervical cytology slides in the European Union and much lower percentages in the rest of the world are prepared in this manner. The primary limitations to greater adoption of LBPs outside of the U.S. are the high equipment and ancillary supply costs associated with the two predominant LBP methods. With the acquisition of MEDITE, the Company sells two alternative LBP methods product lines, the SureThin line which is competing against the market leader Hologic, and the SafePrep line which is competing against the second largest market player Becton-Dickinson. Both product lines cover the complete set of consumables necessary to preserve, extract and process cells onto a microscopic slide. For the SureThin line, MEDITE also offers a processing device automatically extracting the cells from the preservative vial and transferring it on the slide. Both systems have a significantly lower price than the competition, which is increasingly important for some markets like the US, where a cytology laboratory needs to lower its cost due to lower reimbursement rates. This lower price level itself also creates new markets, where it is now more affordable even to smaller laboratories and can better compete against the traditional Pap smear. Once a cytology specimen has been deposited onto a microscope slide, it is stained in order to assist the cytologist in detecting and identifying the various features of the deposited cells that are relevant to determining whether the cells are normal, dysplastic or cancerous.

The Company is also now developing a new suite of products called SureCyte as part of its digital pathology strategy, including a new stain called C1 for use in many cytology and histology screening and diagnostic applications. The new morphology stain is intended for use as a direct replacement for the Pap and H&E stains used in most cytological and histological tests. It will initially be introduced for use in tests where the specimens are evaluated visually with formulations for use with our automated slide imaging and analysis system and possibly also flow cytometer systems to follow.

As mentioned above, we are developing a family of immunocytological assays that combine the measurement of bio molecular cancer markers and cell morphology in a single test. These assays are intended to detect the presence of specific proteins and other markers that are indicative of the presence of a target disease, allow characterization of abnormal cells, or provide an estimate of the risk of disease progression. These assays are specifically designed to be compatible with the C1 stain and may be evaluated using our automated slide imaging and analysis system. An added benefit of C1 is that after the specimen has been evaluated, it can be counterstained with a Pap or other conventional stain for manual confirmation or archiving. Internal laboratory tests show a very high level of specificity and sensitivity, and the Company currently is preparing a strategy for the clinical evaluation. A system like this has the potential to displace the current expensive HPV testing methods by offering a significantly higher specificity and sensitivity, which management believes offers a significant market opportunity.

 Over the last few years, the MEDITE developed software for an imaging system for computer aided diagnosis of slides including its new C1 stain and its revolutionary new biomarker-based SureCyte assays. The intent of a medical screening system like this is to differentiate between patients who show no evidence of the target disease state (“normal”) and those who do (“abnormal”). Patients who have abnormal screening results are offered follow-up testing to confirm, diagnose, classify and determine the extent of disease and, where appropriate, determine the appropriate treatment. Patients who have a normal screening result are not offered these services. To allow scarce medical resources to be focused upon those patients having the greatest need, screening programs are structured to differentiate between normal and abnormal patients as accurately, rapidly, reliably and cost effectively as possible.

The Company also is looking at new ways to analyze the SureCyte data, for example ploidy analysis (popular in China) and micronuclei counting. These have both been touted as alternatives to regular PAP analysis.

The new C1 stain is also expected to work in Non-GYN applications (e.g. lung, bladder, thyroid and other cancers) and for Non-GYN imaging together with the SureThin consumables and processing units.

The Company is also developing a new sample self-collection product called SoftKit, which is a low-cost disposable device for the self-collection of a sample that can be evaluated to provide an assessment of the health of the entire female genital tract. The Company has filed and issued patents in multiple countries.   The Company plans to finish the final design of SoftKit in 2018, which can be used for the collection of cellular samples that can potentially be screened for a variety of gynecological cancers (including cervical, endometrial, and ovarian), and for the collection of gynecological samples to be tested for the presence of HPV and variety of gynecological cancers and additional indications such as sexually transmitted disease (“STD”) testing. SoftKit addresses several market niches and segments that are not supported effectively by traditional gynecological sampling devices. SoftKit is designed to eliminate the need for assistance from a medical professional when collecting gynecological samples for many screening applications. The Company believes that this feature, in addition to the range of tests that can be performed on a SoftKit sample and SoftKit’s low cost, make it particularly attractive for use in large scale public health screening programs.

Product Development and Research

With the acquisition of MEDITE, the Company currently employs 11 full-time equivalents for software, electrical and mechanical design engineers. The strategic goal is to optimize development processes to shorten the development period and time to market for several ongoing and new R&D projects.

MEDITE’s product development department is including engineering skills and technology in software development, multilayer circuit board design, electrical design, 3-D product design in (using CREO design software), technical regulatory documentation, often individually for different countries worldwide, and quality management based on its ISO 9001 certificate.

The main focus of the development team during 2017 was working on innovative and new products like the cryostat M630 and the film coverslipper TWISTER, a cytology processor and several updates and modernization projects for existing instruments.

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

Markets and Marketing Objectives

As described also in other paragraphs of this report, our target is basically the worldwide cancer diagnostics market. Currently we serve in particular the histology and cytology segments of this total market, but we are open to entering other cancer diagnostics segments in the future when attractive economically. The total annual market volume of histology and cytology is approximately $5.8 billion with annual growth rates between 10 and 30% depending on the specific market, cancer segment and country.

Cancer is a major threat for mankind and the recently published “World Cancer Report 2014” by the World Health Organization, states that the number of cases will increase world-wide by about 57% to 22 million cases in the next two decades. At the same time cancer deaths will rise from 8.2 million to 13 million per year.

MEDITE’s current and future products will assist in the detection of precancerous and cancerous conditions and provide the basis for more efficient and cost-effective diagnosis.  The net effect of utilizing MEDITE’s anatomic pathology (tissue based) and cytology (cell based) products may result in more lives saved at lower costs.

While distributing currently into approximately 80 countries of the world, the Company’s sales and marketing efforts are in particular focused on the three major markets of U.S., China and Europe.

Currently the target groups are the histology and cytology laboratories as end users. In Germany and (in some cases) the U.S. it sells directly to these laboratories, while in other countries it sells indirectly to them through its international network of distributors. Several of the products currently being developed by the Company may also be sold to national health programs and/or non-governmental public health agencies, or possibly directly to consumers. The Company use several means like sales and technical training, advertising materials, special offers etc. to motivate its distributors selling MEDITE products. Depending on local markets, the contact to public health care organizations or other public authorities responsible for purchasing medical product is important. While in many markets the laboratories directly can decide about purchases, in others they have to undergo a tender process.

Worldwide, approximately 180 million Pap and 60 million breast cancer screening tests are performed annually. The potential market is approximately 1.5 to 1.8 billion women for each of these tests. Bio-molecular screening, diagnostic, and treatment products consequently are being developed to detect disease states early, so they can be dealt with before they become life threatening and expensive to treat. The Company is designing and developing products to satisfy this paradigm shift and focus more on diagnostic methods and tools for early detection.
 With the new products currently in the late stages of their development and/or regulatory processes, like the SureThin US gynecological (gyn) application or the SoftKit, the Company is targeting different groups of end-users and establishing the logistics needed to reach and support these users. Similarly, in addition to marketing to laboratories, the SoftKit is expected to be marketed to public health agencies as well as being directly marketed to the patient to motivate them to purchase it on the internet, a pharmacy or similar facility. MEDITE will continue to adjust its marketing to the specific needs of each product group.

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

MEDITE also attends several local, national and international exhibition and congresses which are segment-specific or medical product-orientated like the NSH in the U.S., the ECP in Europe, the Arab Health exhibition in Dubai, the Medica exhibition in Germany and many more.

Sales and Distribution

The Company is distributing its products to over 80 countries worldwide while focusing on the three major areas of U.S., Europe and China.

Depending on their experience, strength in their local market and potential sales volume, MEDITE uses exclusive or non-exclusive distribution national contracts. Due to the fact that three of the major competitors, Leica, Thermo and Sakura are changing their distribution strategy more towards direct sales, several well-established independent distributors with both international and national sales coverage have shown increased interest to sell MEDITE products as a priority offering versus other products lines.

MEDITE in the U.S. has deepened selling and marketing relationships with two major marketing leaders with national distribution channels. One of the companies is a publicly traded international firm with a market cap of several billion. MEDITE is their chosen provider of Histology and Cytology solutions. While until now the Company has not realized the full potential of this distribution channel, it is working to gain its share of this market. A second distribution channel in the U.S. is selling MEDITE products through other established sales organizations, utilizing their sales agreements with end users and through their sales representative network. This network is considered an important part of MEDITE’s future sales growth strategy. These various distribution channels are managed by senior experienced sales directors to insure planning and penetration. MEDITE will also use a direct sales approach for certain large customers, using employed product specialist e.g. in cytology or even using our service employees for technical assistance, training, installation and sales. The channel of directs sales will be increased in the future using the Company’s own employees or sales representatives.

In Europe, the Company sells direct in Germany with employed regional sales representatives and through a network of independent distributors in all other countries. Some of its sales partners have worked with MEDITE for more than a decade. MEDITE schedules several dates for sales training of distributors and technical training for their technical service employees for free each year to keep a high level of experienced staff trained for MEDITE products worldwide, and also to collect feedback for product improvement and development.

For the Chinese market, MEDITE uses a strategic distribution agreement with its local partner UNIC Medical. The major shareholder and president is a professor of pathology and has established a wide network of sales teams in China and other Asian countries. With their help, the brand name MEDITE has attained recognition second in its segment. MEDITE together with UNIC successfully got Chinese FDA approval for all MEDITE histology instruments in 2014 and for the cytology instrument late in 2015. Since then the UNIC team has been increasingly successful is selling MEDITE products in China. The shared goal in China is to become the market leader in the histology and cytology market.

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

The regulatory systems in other major markets such as China and South America continue to undergo substantial changes and now in many respects resemble the systems in the EU. The CE Mark is now accepted or required in essentially all significant markets other than the U.S. In addition to having to obtain the appropriate regulatory approvals, we are also required to register our products with the national health authority in many countries in which we expect to do business; we may have our quality and manufacturing systems inspected and/or audited by representatives of various national authorities; and may have to conform to additional regulations imposed by individual countries.

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

In the U.S. most low to moderate risk medical devices that have legally marketed predicates receive “clearance” to market through a process described in Section 510(k) of the FD&C Act. In order to receive clearance under the 510(k) process a product must be shown to be “substantially equivalent” to an appropriate legally marketed “predicate device”. High risk devices and devices that do not have a predicate require “approval” via a Pre-Market Approval (“PMA”) submission in which de-novo demonstration of the safety and efficacy must be established.   Changes to a product, its intended use, and/or its labeling often require the submission of another 510(k) or PMA application.   Obtaining approval to market via the PMA process takes substantially longer and is far more expensive than obtaining clearance to market via the 510(k) notification process.

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

Although Company registration to the ISO 13485 quality system standard is not required for companies selling Class I (lowest risk category) medical devices and products in the EU, such registration is for all practical purposes mandatory for companies selling products in Class II and higher. All products that are presently being sold and a significant portion of those that are in development are currently classified as Class I devices. However, some of our upcoming products are expected to be in Class II or Class IIa and some changes that are being discussed in the EU may, if they come to pass, result in the reclassification of some of our Class I products into Class II. Our quality system is presently registered to ISO 9001 which is the parent standard of ISO 13485. We presently plan to have our quality system registered to ISO 13485 by the end of 2018.

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

The GHTF, which is comprised of representatives from major medical device regulatory agencies such as the FDA, has developed a single unified medical device identification system that will be mandatory as it is implemented worldwide.   These regulations went into effect in many countries during 2014 and went into effect in additional countries by the end of 2016 with a final implementation in 2020. The Company is positioned to comply with these new regulations under this regulation for our current products and have the mechanisms in place to obtain such codes and the registrations of the affected products, if needed, in the future. In a number of countries these regulations include user fees that will increase our cost of regulatory compliance.

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

The “REACH” regulation, which requires the registration of all chemical products produced in or imported into the EU is presently in its implementation phase. The long-term impact of this extremely complex multi-level regulation on the Company is unknown at present but is anticipated to be minimal in the near term as our sales of chemical products (stains, preservative, etc.) are and are expected to continue to be at less than the threshold levels for registration and reporting. An increase in sales of such products above currently forecast levels and/or a reduction in the applicable thresholds could potentially result in additional costs to the Company.

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

Our ability to successfully commercialize the current and future products depends in part on the extent to which coverage and reimbursement for such products will be available from third-party payers in the U.S. such as Medicare, Medicaid, health maintenance organizations and health insurers, and other public and private payers in foreign jurisdictions. The coverage policies and reimbursement levels of these third-party payers may impact the decisions of healthcare providers and facilities regarding which medical products they purchase and the prices they are willing to pay for those products. In some countries, our ability to commercialize products will also depend upon us becoming a qualified bidder on the tender offers issued by the National Healthcare Authority. When we succeed in bringing products to the market, we cannot be assured that third-party payers will pay for such products or establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Additionally, we expect many payers to continue to explore cost-containment strategies (e.g., competitive bidding for clinical laboratory services within the Medicare program, so-called “pay-for-performance” programs implemented by various public and private payers, etc.) that could potentially impact coverage and/or payment levels for current or future MEDITE products.

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

MEDITE is currently focused upon histology and cytology which are the two major fields of the anatomic pathology market. Each of these segments is dominated by only 2 – 3 major players. In histology, the Company’s manufactured instrument line competes with those from Leica, Sakura and Thermo Fisher, while in cytology its current SureThin and SafePrep product lines compete with products from the Cytyc division of Hologic and the TriPath division of Becton-Dickinson. Unlike certain of these competitors, MEDITE is a global one-stop supplier for all histology and cytology laboratories.

In cytology, the Company is currently developing a versatile fully-automated, objective analysis, screening and evaluation system for cancer screening that can be used with its current liquid-based cytology SureThin line and the former CytoCore developed SureCyte stain, which is highly reproducible and produces staining results within seconds. This same system can be used with the Company’s newly-developed SureCyte biomarker assays and, unlike the few competing systems, it is specifically designed to perform cytological screening for a broad range of cancers when equipped with the appropriate software and reagent modules.

In general, the Company believes that its products compete on a combination of clinical performance, accuracy, functionality, reliability, quality, product features and effectiveness in standard medical applications while being sufficiently versatile to support future applications. It also believes that cost control and cost effectiveness are additional key factors in achieving and maintaining a competitive advantage. It focuses a significant amount of its product development efforts on producing systems and tests that will not add to overall healthcare cost.

Operations

The Company’s operations consist of sales and marketing, research and development (including information technology), technical service, accounting and administration and manufacturing. Its quality assurance manager is independent and authorized to act at his own discretion in the interest of patient safety.

MEDITE instruments and certain other products are manufactured in the Company’s factory in Burgdorf, Germany. Product manufacturing is monitored by TUV Sud for the UL (“Underwriter Laboratories”, US electrical standard testing) while its quality system is periodically audited by DQS. Small lot manufacturing with Kanban flow control and ERP management is used to ensure the timely delivery of smaller instruments while minimizing finished goods inventories. Larger instruments, most of which are customized to meet the unique requirements of their purchasers, are manufactured to order with a short turnaround. Extra safety stock is maintained for the few single source items that are used in its products, while qualified second sources are maintained for all other critical items. All incoming purchased goods intended for resale, whether or not under the MEDITE brand name, or for use in the manufacture of MEDITE products, are subject to intensive incoming inspection, and all finished MEDITE manufactured products receive intense final quality control testing including 24-48-hour burn-in, as appropriate, to the specific product before shipment. MEDITE additionally audits and monitors the quality systems of third party suppliers of MEDITE-branded consumables and supplies.

The sales and distribution department is organized into the two major departments of direct sales and export (distributors). For direct sales the goal for consumables and smaller instruments is to ship them within 24 hours after the receipt of the order. The export department is handling quotes, orders and shipments to almost every country worldwide. Every query should be answered within 24 hours. After receiving an order for larger equipment, the manufacturing department informs the export department of the expected shipping date.

The MEDITE enterprise resource planning system is an integrated software that handles sales, material management and production planning. It is also automatically connected to the accounting system, transferring customer and supplier invoices, payments and the material consumption as a just in time controlling tool.  Management has evaluated and is in the process finalizing its review of a company-wide system anticipated to be implemented by the middle of 2018.

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

Patents, trademarks and copyrights are essential components in the protection of MEDITE’s intellectual property worldwide. As the Company manufactures and sells products globally, it has designed its intellectual property strategy to provide the necessary protection while containing and managing the associated costs. Two of the major components of this strategy are the filing of “provisional” patent applications in the US, and of filing utility patent applications under the Patent Cooperation Treaty (PCT) or similar entry points into national patent offices worldwide.

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

The Company cannot be sure that patents or trademarks issued, or which may be issued in the future will provide us with any significant competitive advantages. We cannot be sure any of our patent applications will be granted or that their validity or enforceability will not be successfully challenged. The cost of any patent-related litigation could be substantial even if we were to prevail. In addition, the Company cannot be sure that someone will not independently develop similar technologies or products, duplicate our technology or design around the patented aspects of our products. The protection provided by patents depends upon a variety of factors, which may severely limit the value of the patent protection, particularly in certain countries. We intend to protect much of our core technology as trade secrets, either because patent protection is not possible or, in management’s opinion, would be less effective than maintaining secrecy. However, the Company cannot be sure that our efforts to maintain secrecy will be successful or that third parties will not be able to develop the technology independently.

Research and Development Expenditures

The Company’s research and development efforts are focused on introducing new products as well as enhancing our existing product line. We utilize mainly in-house research and development personnel and, in some cases, external research and development services including collaboration with universities, medical centers and other entities are used if management identifies these relationships to be helpful and efficient. Our research and development activities are presently conducted in the U.S. and Germany.  Management believes research and development is critical to our success and business strategy. Research work in the U.S. in the area of chemical and biological components is expected to continue for the foreseeable future as we seek to refine the current process and add additional capabilities to our analysis procedures, including the detection of other forms of cancer and precursors to cancer. We anticipate the need to invest a substantial amount of capital, including the cost of clinical trials, required to complete current developments and bring it to market.

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

Components and Raw Materials

Many of the raw materials used in the Company’s products are readily available from multiple diversified sources. As these raw materials typically account for less than 10 % of the cost of the finished parts that go into the product, changes in prices for these materials will not have a significant influence on our manufacturing costs.

For paraffin the raw material is oil based and therefore the price fluctuates depending on the commodity markets. Management believes that the sales prices are adaptable and can be adjusted for significant swings in oil prices.

Some of the staining solutions reagents are dependent on specific chemicals where the price also fluctuates. The Company typically will negotiate a fixed price with our supplier for a term of one year to limit its exposure.

The availability of electronic and electrical parts for circuit board manufacturing is another challenge the Company closely monitors. The Company has negotiated with our critical parts suppliers to provide 12-month notice before discontinuing parts and, the Company if necessary, will place a last large order for sufficient number of these parts to support the continued manufacture and support of all MEDITE products that use the part for the anticipated life of the MEDITE product. In addition, it takes advantage of the extended availability programs that are offered by some manufacturers of electronic components and assemblies. The Company also attempts to transfer this discontinuation risk to our external circuit board module vendors, if possible.

Working Capital Practices

The Company raised additional cash of $2,105,000 from the sale of convertible debt subsequent to December 31, 2017, through the date of this filing, all raised by May 17, 2018. Working capital has improved by approximately the same amount as of the date of this filing.

Management continues to expand its product offerings and has also expanded its sales and distribution channels during 2018.

At December 31, 2017, the Company’s cash and restricted cash balance was $490,025 and its operating losses for the year ended December 31, 2017 had used most of the Company’s liquid assets.

Accrued salaries, vacation and related expenses at December 31, 2017, includes amounts owed the former CFO Robert McCullough of approximately $1.1 million and amounts owed to both Michaela and Michael Ott totaling approximately $104,000.  Included in advances – related parties are amounts owed to the Company’s former CFO Robert McCullough of $50,000 on December 31, 2017 and amounts owed to Michaela Ott, stockholder and former CEO of the Company, of 16,000 Euros, ($19,160 as December 31, 2017) and 71,000 Euros ($85,022 as of December 31, 2017) related to two short term bridge loans. The Company has established a payment plan agreement with Michaela and Michael Ott. See further discussion regarding the legal proceedings with Robert McCullough.

 The Company’s security agreement (described in detail below) with its lender GPB Capital has provided borrowings of 35% of our collateralized assets.

Employees

As of December 31, 2017, the Company employed a total of 71 employees including 3 trainees, 0 employees on disability and 4 part-time employees which represents 2 full-time-equivalents. None of our employees are members of a labor union.

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

During the fiscal year ended December 31, 2017, the Company had direct foreign operations in Germany and distributed to approximately 80 countries in total.

Item 1A.	Risk Factors

Not applicable as small reporting company.

Item 2.	Properties

The Company occupies a total of 72,513 square feet of property of which 24,324 is leased space. The owned building at the address Wollenweberstrasse 12, 31303 Burgdorf, Germany, has 43,884 square feet. In addition, until recently we occupied a leased neighborhood building with an additional 11,302 square feet in space for manufacturing. As of March 31, 2018, we have vacated this building and consolidated all Burgdorf operations and personnel into the main building. Since February 2016, the Company leased a second German manufacturing facility in Nussloch for the microtomy manufacturing with leased space of 4,305 square feet. The headquarter facility at the address 4203 SW 34th Street, Orlando, FL 32811, U.S. with a space of 5,520 square feet is leased until July 31st, 2018, and the research laboratory facility at address Unit 306, 888 E. Belvidere Road, Grayslake, IL 60030, U.S. with 1,904 square feet with a lease expiration of June 30, 2018. The Company considers our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for our intended purposes and to have capacities adequate to meet current and projected needs for our operations.

The terms of our current leased facilities vary from 3 months’ notice for part of the German operation to a term agreement until June 30, 2018 for the laboratory facility in the Chicago area, and until July 31, 2018, for the Orlando facility. The monthly rent for the Orlando facility will increase from $2,488 currently to $ 2,563 per month in the last year of the lease.

Item 3.	Legal Proceedings

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO. The presiding Federal Judge has referred the lawsuit to mediation. No settlement was reach during the April 2017 meditation. The Company has proactively initiated settlement offer. In August 2017, the parties reached a Settlement Term Sheet whereby a final forbearance and settlement agreement must be filed with the magistrate judge. On November 8, 2017 the Plaintiff filed a motion to compel settlement with a meeting before a magistrate judge on November 14, 2017. On February 20, 2018, the magistrate judge denied the settlement, concluding that a settlement did not exist because the parties had not agreed on all its constituent elements. On March 20, 2018 counsel for the defendants (the Company and certain former officers and directors) filed a motion with the Court to withdraw as counsel from Michael Ott, Michaela Ott and David Patterson due to a conflict of interest between certain parties. However, those parties consented to allow current counsel to continue representing the Company. On April 6, 2018, counsel for the defendants filed a motion for the Court to deny plaintiff’s motion to force the Company to accept an agreement based upon the August 2017 Settlement Term Sheet. On April 22, the judge ruled in favor of the Company and denied plaintiff’s motion to compel.

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

Year Ended December 31, 2017	High	Low
1st Quarter	$0.88	$0.30
2nd Quarter	$0.81	$0.38
3rd Quarter	$0.55	$0.41
4th Quarter	$0.76	$0.25

Year Ended December 31, 2016
1st Quarter	$0.71	$0.26
2nd Quarter	$0.89	$0.39
3rd Quarter	$0.89	$0.48
4th Quarter	$1.15	$0.55

Holders

As of March 31, 2018, the Company had approximately 242 record holders of shares of our common stock.

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

The Company has no contingent obligation to pay cumulative dividends on any series of convertible preferred stock as of March 31, 2018.

Stock Transfer Agent

MEDITE’s stock transfer agent is Computershare Shareowner Services, 199 Water Street, 26th Floor, New York, New York, 10038 and its telephone number is (212) 805-7100.

Recent Sales of Unregistered Securities

In January, 2018 the Company raised $150,000 in additional capital under the same terms as described in the Subordinate Convertible Notes see Note 6.

Also in January, 2018 the Company received a term sheet for additional debt financing, consisting of a convertible note with an initial conversion price of $0.075 per share.  Each $0.075 invested also receives one Common Stock share.  The Convertible Notes are subordinate to the GBP debt described in the GPB Debt Holdings II, LLC (“GPB”) Convertible Notes Payable see Note 6, have a 5-year maturity date and bear a 12% annual interest rate, payable semi-annually.  The Company received $1,955,000 in capital and issued 26,066,667 common stock shares under these terms as of May 17, 2018.

The Company filed a Form D on March 7, 2017, initiating a total offering of $4,250,000, of which $2,555,000 in stock subscriptions was received by the Company as of December 31, 2017, representing the purchase of 5,110,000 shares of common stock to 23 investors at $0.50/share.

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

Overview

MEDITE Cancer Diagnostics, Inc. (the “Company”, “it”, “we”, or “us”), formerly CytoCore, Inc., specializes in the marketing and selling of MEDITE core products (instruments and consumables), manufacturing, development of new solutions in histology and cytology and marketing of molecular biomarkers. These premium medical devices and consumables are for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. The total global anatomic pathology market (including segments not addressed by the Company) was $17.3 billion in 2016, projected to grow at an annual rate of 6.5% to $30.3 billion by 2025. The well-established brand of MEDITE Cancer Diagnostics is well received and remains a professional description of the Company’s business. The Company’s trading symbol is “MDIT”.

In 2017 we focused on implementation of several growth opportunities including enhanced distribution of core products through focused sales and distribution channel(s), newly developed and patent pending and issued assays, new laboratory devices and several marketing projects like the Chinese standardization projects for histology and cytology.  The Company is optimistic about recent marketing efforts focusing on larger laboratory chains and other important strategic relationships. At the end of 2017 the Company had 64 employees in Germany and the U.S., a distribution network to over 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

The Company experienced continued delay in financing during 2017, which has impacted the delivery of sales due to availability of raw materials, parts, and work in progress inventory and the needed investment in that inventory. The Company originally anticipated total sales in 2017 of approximately $12 million with the assumption that the timing of the scheduled capital raise would happen earlier in the year. Due to the delay in the capital raise, the Company revised its target to $7 million.

The Company’s cytology product line, revenue declined in Europe (non-Gyn and Gyn applications) during 2017, related to a shortage of working capital as described above. In the U.S. the Company is moving forward with the submission of an application to the FDA for SureThin Gyn applications. Once approved we can compete with the dominant suppliers in this $600 million market and target major strategic lab partners. The impact of the gynecology segment SureThin solution in the U.S. and China market will drive significant new revenue and gross margin improvement opportunities in 2018.

The developed and U.S. patented self-collection device SoftKit will target the growing POC (Point of Care) market. Growth in this area is due to consumer-driven health care requirements and the necessity to support and address incremental patient population needs for screening and ongoing diagnostic tests. SoftKit addresses exactly this market requirement. SoftKit is planned to be sold through various marketing channels that serve the gynecology physician consumer health and emerging post-acute care as the influence of clinical labs are expanded. Initially the SoftKit is targeted at the uterine cancer/HPV and STD screening market. The next phase of testing will include cervical screening.

Management believes that 2017 and 2018 developments allow us to more fully leverage the products and biomarker solutions emerging from the CytoCore component of MEDITE. The first entry is the introduction of the SureCyte (fluorogenic) instant staining, offering tremendous lab efficiencies and enhanced patient care through the use of SureCyte. C1 is the first of many new offerings under the SureCyte brand.

Development of MEDITE’s breast cancer risk assessment product – BreastPap – was discontinued in 2017. While initial assessment of market interest was high, further study and discussion with market players revealed a low market opportunity.

The Company operates in one industry segment for cancer diagnostics instruments and consumables for histology and cytology laboratories.

Definition:	Histology - Cancer diagnostics based on the structures of cells in tissues Cytology - Cancer diagnostics based on the structures of individual cells

Cancers and precancerous conditions are defined in terms of structural abnormalities in cells. For this reason, cytology is widely used for the detection of such conditions while histology is typically used for the confirmation, identification and characterization of the cellular abnormalities detected by cytology. Other diagnostics methods such as marker-based assays provide additional information that can supplement, but which cannot replace cytology and histology. The trend towards more personalized treatment of cancer increases the need for cytology, histology and assays for identifying and testing the best treatment alternatives. We believe that this segment will therefore be increasingly important for future development of strategies to fight the “cancer epidemic” (World Health Organization: World Cancer Report 2014) which expects about a 50 % increase in cancer cases worldwide within the next 20 years.

This segment sees a trend toward, and demand for, higher automation for more throughput in bigger laboratories, process standardization between laboratories, digitalization of cell and tissue slides, and computer aided diagnostic systems, while also looking for cost reductions in the face of increasing competition and reimbursement pressure. In the US the Patient Protection and Affordable Care Act has been cited as a national example for the industry. More people have health insurance and therefore can afford early cancer screening, while at the same time the payers for health care continue looking for cost reductions.

MEDITE acts as a one-stop-shop for histology (also known as anatomic pathology) laboratories either as part of a hospital, as part of a chain of laboratories or individually. It is one out of only four companies offering all equipment and consumables for these laboratories worldwide. The MEDITE brand stands for innovative and high-quality products – most equipment made in Germany – and competitive pricing.

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

All of the Company’s operations during the reporting period were conducted and managed within this segment, with management teams reporting directly to our Chief Executive Office. For information on revenues, profit or loss and total assets, among other financial data, attributable to our operations, see the consolidated financial statements included herein. Further during this 2017 period we added key personnel with excellent historical performance in new product commercialization, sales development and internal operations improvement.

Outlook

Due to promising innovative new products for cancer risk assessment and an increasing number of distribution contracts executed in the past few years, management believes the profitability and cash-flow of the business will grow and improve. However, significant on-going operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development and 2.) Increase direct sales in the U.S. and continue to expand Chinese market sales by broadening the Company’s collaborations with the local distributor UNIC. We also will work on continuously optimizing manufacturing capacity to increase our gross margin. Implementation of our plans will be contingent upon securing substantial additional debt and/or equity financing. If the Company is unable to obtain additional capital or generate profitable sales revenues, we may be required to curtail product development and other activities. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Currently, the Company’s sales primarily are generated in Euro currency. While in 2017 the average USD/Euro exchange rate was approximately 1.13, in 2018 it has steadily increased to 1.22.

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

The Company believes that the critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements under Note 2.

Results of Operations

Fiscal Year Ended December 31, 2017 as compared to Fiscal Year Ended December 31, 2016 (Dollars in thousands)
Revenue

Total revenues of $6,813 for the year ended December 31, 2017, compared $9,238 for the year ended December 31, 2016, represented a decrease in revenues of $2,425 or 26.3%. The Company’s manufactured instruments decreased $1,140, a decrease of 24.8% in 2017 as compared to 2016 revenues. The related histology consumables revenue declined by $849, or 26.4% in 2017 from the 2016 level. Cytology products revenue decreased by $436, or 30.3% in 2017 compared to 2016. In all cases these declines were the result of cash constraints impacting the delivery of own manufactured equipment, OEM equipment and consumables. As of December 31, 2017, the Company had a backlog of approximately $1.2 million.

Costs and Expenses

Cost of Revenues

Cost of revenues represents the cost of the product sold, freight, and other costs of selling our products. Cost of revenues totaled $6,651 (97.6% of revenue) for the year ended December 31, 2017, compared to $5,608 (60.7% of revenue) for the year ended December 31, 2016. This mainly resulted from a higher share of sales of manufactured equipment with slightly higher margins versus merchandise supply goods in 2017 compared to 2016. The reason for the significant decrease in the gross profit was due to the write-off of inventory and the slowdown in production due to operational funding issues in 2017.

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

For the 2017 fiscal year, research and development expenses decreased to $1,188 compared $1,477 for 2016. The Company continues to expend resources necessary to grow our product offerings.

Selling, General and Administrative

For the year ended December 31, 2017, SG&A expenses were $5,161 compared to $3,600 in 2016, an increase of $1,561. The increase in SG&A was mainly the result of increased payroll expense of $596, increased bad debt expense of $313 for reserving of accounts receivable, increased legal fees for litigation of $146, increased travel expenses of $106 and increased marketing and insurance expense of $137.

Operating Loss

The operating loss of $6,480 for 2017 compared to $1,661 in 2016 is due to the lower sales resulting from lack of production capacity, due to lack of working capital. The loss is also attributed to significantly lower margin attributed to production absorption of fixed costs resulting from lower production volume.

Interest Expense, net

Interest expense was $849 for 2017 compared to $694 in 2016 an increase of 22.3% due to the increase in GPB debt in 2017.

Income Tax

The income tax benefit in 2017 was $487 compared to a benefit of $132 in 2016. The income tax benefit in 2017 resulted from the lower federal statutory rate.

Net Loss

The increase in net loss for the year ended December 31, 2017 of $6,811 compared to the year ended December 31, 2016 of $2,163 is due to the lower net contribution on sales and higher selling, general and administrative and interest expense for the year ended December 31, 2016, as discussed above.

Liquidity and Capital Resources

For the year ended December 31, 2017, we used net cash in operations of approximately $3.6 million compared to $1.1 million for the same period in 2016. During 2017 cash used in operations consisted of loss from operations, offset by non-cash transactions for warrants issued related to secured promissory notes. Collections for accounts receivable, higher accounts payable and accrued expense balances offset by increased balances in inventory contributed to the use of funds for the 2017 period. During 2016, cash used in operations consisted of loss from operations, offset by non-cash transactions for warrants issued related to secured promissory notes. Collections for accounts receivable, higher accounts payable and accrued expense balances offset by increased balances in inventory contributed to the use of funds for the 2016 period.

For the year ended December 31, 2017, net cash used in investing activities was $134 compared to $115 for the same period in 2016.  The improvement in this activity relates to lower purchases of equipment in 2017 compared to 2016.

For the year ended December 31, 2017, financing activities provided $3,465 compared to $700 for the same period in 2016. The Company sold 5,060,000 shares of common stock for $2,344 and had net proceeds from convertible debt of $4,895 and had net repayment on lines of credit of $2,812 during the year 2017. The Company sold 873,830 shares of common stock for $406 during the fourth quarter of 2016, net of $31 of issuance costs. In May 2016, the Company issued $150 of additional secured promissory notes.

In January, 2018 the Company raised $150,000 in additional capital under the same terms as described in the Subordinate Convertible Notes see Note 6.

Also in January, 2018 the Company received a term sheet for additional debt financing, consisting of a convertible note with an initial conversion price of $0.075 per share.  Each $0.075 invested also receives one Common Stock share.  The Convertible Notes are subordinate to the GBP debt described in the GPB Debt Holdings II, LLC (“GPB”) Convertible Notes Payable see Note 6, have a 5-year maturity date and bear a 12% annual interest rate, payable semi-annually.  The Company received $1,955,000 in capital and issued 26,066,667 common stock shares under these terms as of May 17, 2018.

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

The Company must contemplate continuation as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At December 31, 2017, the Company’s cash and restricted cash balance was $490 and its operating losses for the year ended December 31, 2017 and 2016, have used most of the Company’s liquid assets, but have a negative working capital balance of $318 at the end of 2017 compared to a negative working capital of approximately $2,003 as of December 31, 2016. The improvement in working capital is based upon the company's ability to raise capital as explained in the financing activities above.

Accrued salaries, vacation and related expenses at December 31, 2017, includes amounts owed to the former CFO approximately $1.1 million and amounts owed to both the Michaela and Michael Ott totaling approximately $125.  Included in advances – related parties are amounts owed to the Company’s former CFO and former CEO and Chairman of the Board of $50 at December 31, 2017, and 16 Euros, ($19 as December 31, 2017) and 71 Euros, ($85 as December 31, 2017) related to two short term bridge loans made to the Company by its former CEO and current COO of the Company. The Company is working with the current executives to establish a payment plan. See further discussion regarding the legal proceedings with the Company’s former Chief Financial Officer.

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

Item 8.                                 Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto for the years ended December 31, 2017 and 2016, together with the reports of our Independent Registered Public Accounting Firm are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

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

As of December 31, 2017, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer who is also acting as the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).  As a result of this assessment, the Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 because of the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” below.

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).   Under the supervision and with the participation of its management, including its Chief Executive Officer, who serves as our principal executive officer, and is also its acting Chief Financial Officer, who serves as our principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment based on the criteria of the COSO, it concluded that, as of December 31, 2017, its internal control over financial reporting is not effective at the reasonable assurance level.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the audit of our consolidated financial statements for the year ended December 31, 2017, management determined that we had material weaknesses in our quarterly and annual financial close processes. The material weaknesses related to our company was due to not having the adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the audit process to review our transactions to assure compliance with professional standards.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Board of Directors and Executive Officers

Name	Age	Positions with the Company
Stephen L. Von Rump	60	Chief Executive Officer, interim Chief Financial Officer, Treasurer and Secretary
Susan Weisman	57	Chief Financial Officer (Resigned January 2018)
Greg Fortunoff	48	Director
John H. Abeles, M.D.	72	Director
Joel Kanter	61	Director
W. Austin Lewis, IV	42	Chairman of Board, Head of Audit Committee (since February 12, 2016)

Board of Directors

The Company believes that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact its business. We believe that experience, qualifications, or skills in the following areas are most important: accounting and finance; design, innovation and engineering; strategic planning; human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. The Company believes that all of our current Board members possess the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, and educational background of each current director is as follows:

Stephen Von Rump, Age 60, Chief Executive Officer

Stephen Von Rump is Chief Executive Officer for MEDITE Cancer Diagnostics, as well as the Managing Director of MEDITE GmbH in Germany. He has over 20 years of broad operational experience including R&D for software, electronic and mechanical development; manufacturing, technical service, project and quality management, intellectual property, regulatory activities, sales and marketing, and finance. Mr. Von Rump has 8 years of experience in medical device technology and telehealth platforms, specifically focused on the remote care of elderly and others living with chronic conditions. He has extensive international experience, leading and working with companies in Europe, Asia and North America.

Mr. Von Rump has founded/cofounded several companies including Giraff Technologies in Sweden, which developed the world’s first comprehensive remote care platform to include fully mobile telepresence; and BeHere Corporation in the U.S., a 360o videoconferencing and collaboration platform. He was formerly the CEO of VTEL, then the second largest videoconferencing provider in the world and included a global telemedicine practice.

Mr. Von Rump is a designated “expert” with the European Commission in the health technology sector, evaluating R&D funding proposals for the Horizon 2020 Programme. He is a veteran of four multi-national grant projects in the EU, and through these projects has twice won the AAL Forum’s annual Innovation Award. He holds an M.S. Electrical Engineering degree from Washington University in the U.S.

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

From 1986 to 1990 Ms. Weisman worked for KPMG, LLC, a global accounting firm. Ms. Weisman obtained a B.S. Degree in Economics from City University of New York - Brooklyn College. Ms. Weisman is a certified public accountant – New York (inactive status). Mr. Weisman resigned as the Chief Financial Officer in January 2018.

Greg Fortunoff, Age 48, Director

Greg Fortunoff is an experienced manufacturing and financial executive with over 25-year experience of healthcare investing experience. Since 2014 through the present, Mr. Fortunoff has been the owner of Jeftex Corporation and is responsible for overseeing the operations of this 87-year-old textile converter company. From 2009 until 2014, Mr. Fortunoff was the owner of G-2 Trading, LLC before selling the company in 2014. Mr. Fortunoff managed the daily operations of this equity trading firm with $100,000,000 in positions. From 2006 to 2011, Mr. Fortunoff served as a Board Member of American Medical Alert, Inc., a small cap medical device and communication company which was ultimately sold at a premium to a private company. In 1992, Mr. Fortunoff earned a B.A. degree in Marketing from Syracuse University. Mr. Fortunoff is not currently, nor has he been an officer or director of any company required to file reports with the Securities Exchange Commission.

John H. Abeles, M.D., Age 72, Director

John H. Abeles, M.D, has been a director of the Company since May 1999. Dr. Abeles is President of MedVest, Inc., a venture capital and consulting firm he founded in 1980.   He is also General Partner of Northlea Partners, Ltd., a family investment partnership.   Dr. Abeles previously served as a senior medical executive at Sterling Drug Company, Pfizer, Inc. and Revlon Healthcare, Inc. and subsequently was a medical analyst at Kidder, Peabody & Co.   Dr. Abeles is a director of several companies operating in the medical device and healthcare fields.   Dr. Abeles possesses particular knowledge and experience in medical education, venture capital and finance, and the pharmaceutical industry that strengthen the Board’s collective qualifications, skills, and experience. Dr. Abeles invested $50,000 through Northlea Partners, Ltd.in the Company’s secured promissory notes and received 75,000 warrants to purchase shares of common stock.

Joel Kanter, Age 61, Director

Mr. Joel Kanter has served as President of Windy City, Inc., a privately held investment firm, since July 1986.
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

Mr. Kanter serves on the Board of Directors of several public companies including Magna-Labs, Inc., formerly involved in the development of a cardiac MRI device; and WaferGen which is engaged in the development, manufacturing and sales of state of the art systems for gene expression, genotyping and stem cell research for the life sciences, pharmaceutical drug discovery and development for biomarker discovery and diagnostic products industries.

Mr. Kanter also serves on the Boards of several private concerns including Fibralign Coproration, which makes a collagen based BioBridge that allows for veins and other tissue to regrow where it has otherwise ceased to exist; First Hand Tickets, Inc, which is a concierge secondary ticket sales company; First Wave Technologies, which has developed a product for hospitals and nursing homes that makes crushing pills much easier for the large patient base that cannot swallow them, and is developing a new ventilator for use in hospitals that will provide greater mobility and lower costs in addition to enhanced inhalation therapy; Mercator MedSystems, Inc. a company specializing in medical injection devices; Minds Eye Entertainment Ltd. which is a Canadian film production company; and Serpin Pharma, a Company that has developed several peptides that appear capable of having dramatic impacts on diseases resulting from inflammation.

Mr. Kanter is also a current Trustee Emeritus and past President of the Board of Trustees of The Langley School in McLean, Virginia, and a former Trustee at the Georgetown Day School in Washington, D.C., as well as of the Union Institute & Univesity. He is also the current Board Chair of the Black Student Fund, and a past President of the Independent School Chairpersons Association. He is an Executive Committee Member of the Kennedy Center’s National Committee on the Performing Arts, and Chair’s that organization’s Education Committee. He also serves on the Virginia Governor’s Virginia Israel Advisory Board.

William Austin Lewis IV, Age 42, Director

William Austin Lewis IV currently serves as the CFO and Director of Paid Inc. (PAYD). Mr. Lewis also serves as a member of the Audit Committees and Compensation Committees for MAM Software, Inc. (MAMS), and FlouroPharma Medical, Inc. (FPMI).   Since 2004, Mr. Lewis has served as Chief Executive Officer of Lewis Asset Management Corporation, an investment management company he founded, where he is also the Portfolio and Chief Investment Officer of the Lewis Opportunity Fund, one of the funds under management. Prior to founding Lewis Asset Management, Mr. Lewis held a variety of positions with investment firms, including Puglisi & Co., Thompson Davis & Co., and Branch Cabell & Company. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and holders of more than 10% of the outstanding shares of its common stock, to file initial reports of ownership and reports of changes in ownership with the Commission.  They are also required to furnish the Company with copies of all Section 16(a) forms that they file with the SEC. Based solely on the Company’s review of copies of such forms received by it and/or any written representations from such persons that no other reports were required with respect to 2017, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2017, except that Drs. Abeles, Ocana and Mr. Lewis failed to timely file Form 4s.

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

The Audit Committee acts pursuant to a written charter, which charter authorizes the committee’s overview of the financial operations and management of the Company, including a required review process for all quarterly, annual, and special filings with the Commission, review of the adequacy and efficacy of the accounting and financial controls of the Company as well as the quality of accounting principles and financial disclosure practices, and communications with the Company’s independent registered public accounting firm and members of financial management. A copy of the Audit Committee’s charter was filed as an appendix to the Company’s definitive proxy statement for its 2007 annual stockholders meeting, as filed with the SEC on May 15, 2007, and is available on our website. The Audit Committee met 4 times in 2017.

Stockholder Nominations

There were no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors during the 2017 fiscal year.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2017 and 2016.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)
David Patterson	2017	108,462	62,850	-	-
CEO (Resigned November 2017)	2016	18,462	-	125,000(1)	-
Stephen Von Rump	2017	78,462	17,140	86,000(2)	-
CEO	2016	-	-	-	-
Susan Weisman	2017	79,846	17,140	162,000(2)	-
Chief Financial Officer (Resigned January 2018)	2016	-	-	-	-
Jeff Rencher	2017	78,462	17,140	64,500(2)	-
Chief Marketing and Business Development Office	2016	-	-	-	-

Name and Principal Position (a)	Year (b)	Nonequity incentive plan compensation ($)(g)	Nonqualified deferred compensation earnings ($) (h)	All other compensation (i)	Total ($) (j)
David Patterson	2017		$		$$171,312
CEO (Resigned November 2017)	2016	-	-	-	143,462
Stephen Von Rump	2017	-	-	-	181,602
CEO	2016	-	-	-	-
Susan Weisman	2017	-	-	-	258,986
Chief Financial Officer (Resigned January 2018)	2016	-	-	-	-
Jeff Rencher	2017	-	-	-	160,102
Chief Marketing and Business Development Officer	2016	-	-	-	-

(1)
Stock award vests over a 3 year period. Represents 250,000 shares of common stock issued in October 2016 pursuant to his employment agreement. The bonus for 2017 was paid, but is under review as it was not approved by the Board of Directors.

(2)
Stock award vests over a 3 year period. Represents 200,000, 200,000 and 150,000 shares of common stock for Susan Weisman, Stephen Von Rump and Jeff Rencher respectively, issued in 2017 pursuant to their employment agreements.

Outstanding Equity Awards at Fiscal Year-End

On October 31, 2016, pursuant to his employment agreement, David E. Patterson was granted 250,000 restricted shares of the Company’s common stock (the “Shares”). The Shares will vest in three (3) equal installments on each of the first three annual anniversary dates of Mr. Patterson’s appointment, so long as he remains employed by the Company through each such vesting date. Mr. Patterson resigned as CEO in November 2017. On April 26, 2017, Susan Weisman was granted 200,000 restricted shares of the Company’s common stock (the “Shares”). The Shares would vest starting April 25, 2018 as long as she is still with the Company. Ms. Weisman resigned from the Company January 2, 2018 and thereby forfeited the shares. On May 4, 2017, Stephen Von Rump was granted 200,000 restricted shares of the Company’s common stock (the “Shares”). The Shares begin vesting May 3, 2018. On May 4, 2017, Jeff Rencher was granted 150,000 restricted shares of the Company’s common stock (the “Shares”). The shares begin vesting May 3, 2018.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation of directors for our 2017 fiscal year.

Employee Name	Director Stock Option Plan	Fees Earned or Paid in Cash ($)	Total
W. Austin Lewis	$148,659(2)	20,000(1)	$168,659
John Abeles	123,883(2)	-	123,883
Eric Goehausen	123,883(2)	-	123,883
Augusto Ocana	123,882(2)	-	123,882
Greg Fortunoff	-	-	-
Joel Kanter	-	-	-
John H. Abeles, M.D.	-	-	-

(1)
As Chairman of the Audit Committee, $5,000 a quarter is included in fees earned. Mr. Lewis’s balance of $20,000 was accrued and unpaid as of December 31, 2017.

(2)
The Company’s 2017 Director Stock Option Plan (the “Plan”) for the issuance of up to 3,000,000 options to grant common stock to the Company’s employees, directors and consultants was adopted pursuant to the written consent of holders of a majority of the Company’s common stock obtained as of March 7, 2017 and was considered approved on April 21, 2017. The Company amended the Plan on August 1, 2017 and was considered approved on September 1, 2017 to include certain technical changes and increased the shares from 3,000,000 to 5,000,000. At September 30, 2017, the Company issued 2.1 million of non-qualified stock options with a term of 10 years, with a strike price above the market on the date of issuance of $0.50, to vest one-third upon issuance, one-third atthe beginning of the calendar year of service, or January 1, 2018 and one-third on January 1, 2019, to the Board of Directors valued at $520,307 using the Black Scholes Model. Included in selling, general and administrative in the accompanying consolidated statement of operations and comprehensive loss for the period is $346,872 for the year ended December 31, 2017, related to the non-qualified options issued to the Board of Directors.

Narrative Disclosure to Director Compensation Table

The Company paid its Director of the Audit Committee a quarterly fee of $5,000 as compensation for his service on its board of directors. In addition, in 2017 the directors were compensated by the issuance of 2,100,000 options which were allocated 600,000 to Austin Lewis, 500,000 each to John Abeles, Augusto Ocana and Eric Goehausen. The total fair market value of $520,307 was allocated equally per option issued.

For information on other consideration received by directors or their affiliates from the Company, see “Transactions with Related Persons, Promoters and Certain Control Persons” in Item 13 below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following table sets forth certain information, as of December 31, 2017, with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is c/o MEDITE Cancer Diagnostics, Inc., 4203 SW 34th Street, Orlando, FL 32811, U.S.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Michaela Ott	15,000,000	(2)	17.46%

Michael Ott	15,000,000	(3)	17.46%

Robert F. McCullough, Jr.	1,676,907	(4)	3.90%

Augusto Ocana, M.D. and J.D.	679,885	(10)	1.58%

Austin Lewis	12,917,093	(6)	30.08%

Stephen Von Rump	200,000		*

Jeff Rencher	150,000		*

John H. Abeles, M.D.	1,808,381	(5)	4.21%

Greg Fortunoff	2,077,812	(7)	4.84%

Joel Kanter	509,148	(8)	1.19%

Eric Goehausen	500,000	(9)	1.16%

All beneficial owners and management as a group (11 persons)	35,519,226		82.70%

  * Less than one percent

(1)
Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of December 31, 2017 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 56,655,580 shares of common stock outstanding as of the close of business on May 17, 2018.

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

(5)
Includes: (i) 192,518 shares owned by Northlea Partners, Ltd., of which Dr. Abeles is General Partner; and (ii) 1000 shares of common stock awarded in 2009 that have not yet been issued. Dr. Abeles disclaims beneficial ownership of all shares owned by, or issuable to, Northlea Partners except shares attributable to his 1% interest in Northlea Partners as General Partner. Includes 28,000 warrants to purchase shares of common stock at exercise prices between $4.00 and $6.00 for Mr. Abeles and 33,750 to Northlea Partners with similar terms. Includes Northlea Partners 75,000 warrants to purchase shares of common stock at an exercise price of $0.80 a share related to the secured promissory notes dated May 26, 2016. Also includes 500,000 options to purchase common stock at an exercise price of $0.50.

(6)
Includes: 260,000 warrants to purchase shares of common stock at an exercise price of $0.50 a share related to the issuance of secured promissory notes issued on December 31, 2015 and 52,597 convertible warrants to purchase common stock at an exercise price of $0.30. Also includes 600,000 options to common stock at an exercise price of $0.50.

(7)
Includes: 494,478 warrants convertible warrants to purchase common stock at an exercise price of $0.60.

(8)
Includes: 169,724 warrants convertible warrants to purchase common stock at an exercise price of $0.60.

(9)
Includes: 500,000 options to purchase common stock at an exercise price of $0.50.

(10)
Includes: 500,000 options to purchase common stock at an exercise price of $0.50.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
Kevin F. Flynn June 1992 Non-Exempt Trust 120 South LaSalle Street Chicago, IL 60602	464	(3)	35.03%

Rolf Lagerquist 4522 CO Road 21 NE Elgin, MN 55932	139	(4)	10.51%

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

(4)
Converts into 139 shares of common stock, including shares issuable upon payment of cumulative dividends.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders
2017 Employee/Consultant Common Stock Compensation Plan	2,100,000(2)	0.50	2,900,000

Equity Compensation Plans Not Approved by Security Holders
Warrants issued for officer, director and employee compensation (1)	390	$1.00	—

Total	390	$1.00	—

(1)
The Company has issued warrants in lieu of cash payment for employment services, for achieving certain goals or for other corporate reasons. During fiscal year 2015, it issued no employee warrants to that non-executive employee which his contract was terminated by April 2014.

(2)
The Company’s 2017 Director Stock Option Plan (the “Plan”) for the issuance of up to 3,000,000 options to grant common stock to the Company’s employees, directors and consultants was adopted pursuant to the written consent of holders of a majority of the Company’s common stock obtained as of March 7, 2017 and was considered approved on April 21, 2017. The Company amended the Plan on August 1, 2017 and was considered approved on September 1, 2017 to include certain technical changes and increased the shares from 3,000,000 to 5,000,000. At September 30, 2017, the Company issued 2.1 million of non-qualified stock options with a term of 10 years, with a strike price above the market on the date of issuance of $0.50, to vest one-third upon issuance, one-third at the beginning of the calendar year of service, or January 1, 2018 and one-third on January 1, 2019, to the Board of Directors valued at $520,307 using the Black Scholes Model. Included in selling, general and administrative in the accompanying consolidated statement of operations and comprehensive loss for the period is $346,872 for the year ended December 31, 2017, related to the non-qualified options issued to the Board of Directors.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following section sets forth information regarding transactions since January 1, 2016, or any currently proposed transactions, between the Company and certain related persons. For more information on the compensation received by the Company’s directors and officers, and the beneficial ownership of equity securities of the Company by such individuals, see Item 11 “Executive Compensation” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” above.

Robert F. McCullough, Jr., former Chief Financial Officer and Director.

 On October 26, 2016 the Board accepted the resignation of Robert F. McCullough, Jr. as Chairman of the Board. On November 5, 2016, The Board of the Company held a special meeting and dismissed Robert F. McCullough, Jr. from his position as Chief Financial Officer, Secretary and Treasurer. On December 5, 2016, the Company issued and Information Statement, to holders of the Company’s outstanding common stock, as of the close of business on November 22, 2016, pursuant to Rule 14c−2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of the Information Statement was to inform the common stockholders that we have obtained the written consent of the holders of the majority of the issued and outstanding shares of our Common Stock, to remove Robert F. McCullough, Jr., effective immediately, from the position of Director of the Company. Mr. McCullough loaned to the Company an aggregate $159,500 during the 2013 fiscal year. $40,000 was repaid in 2015, and $20,000 was repaid during 2016. The Company owes an aggregate outstanding balance of $50,000 as of December 31, 2016 which is payable upon demand. The Company is in litigation with Mr. McCullough.

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

Settlement of Fees and Payment of Consulting Fees and Commissions to Directors

During the years ended December 31, 2017 and 2016, we engaged in the following transactions with its directors:
The Company’s 2017 Employee/Consultant Common Stock Compensation Plan (the “Plan”) for the issuance of up to 3,000,000 options to grant common stock to the Company’s employees, directors and consultants was adopted pursuant to the written consent of holders of a majority of the Company’s common stock obtained as of March 7, 2017 and was considered approved on April 21, 2017. The Company amended the Plan on August 1, 2017 and was considered approved on September 1, 2017 to include certain technical changes and increased the shares from 3,000,000 to 5,000,000. At September 30, 2017, the Company issued 2.1 million of non-qualified stock options with a term of 10 years, with a strike price above the market on the date of issuance of $0.50, to vest one-third upon issuance, one-third at the beginning of the calendar year of service, or January 1, 2018 and one-third on January 1, 2019, to the Board of Directors valued at $520,307 using the Black Scholes Model. Included in selling, general and administrative in the accompanying condensed consolidated statement of operations and comprehensive loss for the period is $346,872 for the year ended December 31, 2017, related to the non-qualified options issued to the Board of Directors.

During the second quarter of 2016, the Company settled its outstanding directors’ fees in common stock. The Company issued 68,750, 55,442, 68,750 shares of common stock to our director John Abeles for $55,000, Augusta Ocana for $44,370 and former director Alexander Miley for $55,000, respectively. The Company issued 63,125 shares of common stock to Northlea Partners, LLC, for the accrued fees of $50,500, a Partnership that John Abeles is the General Partner.

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

On January 5, 2017 (the “Engagement Date”), upon the recommendation of the Company’s Audit Committee, the Board of Directors of the Company KMJ Corbin & Company LLP (“KMJ”) as the Company’s independent registered public accounting firm, beginning with the period ended December 31, 2016. WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm until the January 5, 2017, for the fiscal year ended December 31, 2015.

Fees

The following table presents fees for the professional services rendered by KMJ and WSB for fiscal years 2017 and 2016, respectively:

Services Performed	2017	2016
Audit Fees (1)	$97,375	$144,344
Audit-Related Fees (2)	-	14,500
Tax Fees (3)	-	21,011
All Other Fees	-	-
Total Fees	$97,375	$179,855

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

Pre-Approval Policies

As required by applicable law, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent registered public accounting firm. In connection with such responsibilities, the Audit Committee is required, and it is the Audit Committee’s policy, to pre-approve the audit and permissible non-audit services (both the type and amount) performed by its independent registered public accounting firm to ensure that the provision of such services does not impair the firm’s independence, in appearance or fact.

 The Audit Committee pre-approved all audit services provided to the Company during fiscal 2017.

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

MEDITE Cancer Diagnostics, Inc.

By:	/s/ Stephen Von Rump
Stephen Von Rump
Chief Executive Officer Principal Executive Officer

Date:	May 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Von Rump	Chief Executive Officer	May 17, 2018
Stephen Von Rump	(Principal Executive Officer)

/s/ Stephen Von Rump	Acting Chief Financial Officer	May 17, 2018
Stephen Von Rump	(Principal Financial Officer)

/s/ W. Austin Lewis IV	Chairman of the Board	May 17, 2018
W. Austin Lewis IV	And Director

/s/ John Abeles, M.D.	Director	May 17, 2018
/s/ John Abeles, M.D.

/s/Joel Kanter	Director	May 17, 2018
Joel Kanter

/s/Greg Fortunoff	Director	May 17, 2018
Greg Fortunoff

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MEDITE Cancer Diagnostics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MEDITE Cancer Diagnostics, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, has negative operating cash flows during the year ended December 31, 2017 and is dependent on its ability to raise capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for our Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2017.
Costa Mesa, California
May 17, 2018

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current Assets:
Cash	$73	$108
Restricted cash	417	-
Accounts receivable, net of allowance for doubtful accounts of $439 and $123	453	1,346
Inventories	2,403	3,811
Prepaid expenses and other current assets	118	79
Total current assets	3,464	5,344

Property and equipment, net	1,778	1,557
Acquired in-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	196	151
Total assets	$15,956	$17,570

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,252	$3,164
Secured lines of credit and current portion of long-term debt	50	3,214
Notes due to employees, current portion	326	681
Advances – related parties	154	288
Total current liabilities	3,782	7,347

Long term debt, net of current portion and debt discounts	4,869	60
Notes due to employees, net of current portion	45	135
Deferred tax liability	1,485	2,005
Total liabilities	10,181	9,547

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding as of December 31, 2017 and 2016 (liquidation value of all classes of preferred stock $2,624 and $2,533 as of December 31, 2017 and 2016, respectively)	962	962
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,906,081 and 22,421,987 issued and outstanding as of December 31, 2017 and 2016, respectively	29	23
Additional paid-in capital	13,750	9,366
Stock subscription	-	25
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(444)	(642)
Accumulated deficit	(8,195)	(1,384)
Total stockholders’ equity	5,775	8,023

Total liabilities and stockholders’ equity	$15,956	$17,570

The accompanying notes are an integral part of these consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016

Net sales	$6,813	$9,238
Cost of revenues	6,651	5,608
Gross profit	162	3,630

Operating Expenses:
Depreciation and amortization expense	293	214
Research and development	1,188	1,477
Selling, general and administrative	5,161	3,600
Total operating expenses	6,642	5,291
Operating loss	(6,480)	(1,661)

Other Income (Expenses):
Interest expense, net	(849)	(694)
Loss on extinguishment of notes due to employees	(158)	-
Other income, net	189	60
Total other expenses, net	(818)	(634)

Loss before income taxes	(7,298)	(2,295)

Income tax benefit	(487)	(132)
Net loss	(6,811)	(2,163)
Preferred dividend	(91)	(91)
Net loss available to common stockholders	$(6,902)	$(2,254)

Loss per share
Net loss available to common stockholders	$(6,902)	$(2,254)
Basic and diluted loss per share	$(0.26)	$(0.11)
Weighted average basic and diluted shares outstanding	26,436,064	21,423,535

Consolidated statements of comprehensive loss
Net loss	$(6,811)	$(2,163)
Other comprehensive income (loss):
Foreign currency translation adjustments	198	(33)
Comprehensive loss	$(6,613)	$(2,196)

The accompanying notes are an integral part of these consolidated financial statements.

 MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

	Preferred Stock		Common Stock				Additional		Retained Earnings	Accumulated Other	Total
	Par Value $0.001		Par Value $0.001		Treasury Stock		Paid-In	Stock	(Acumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit)	Loss	Equity
January 1, 2016	198,355	$962	21,055,990	$21	(19,209)	$(327)	$8,340	$-	$779	$(609)	$9,166
Reclassification of warrant liability	-	-	-	-	-	-	90	-	-	-	90
Warrants issued for secured promissory notes and penalties		-	-	-	-	-	278	-	-	-	278
Issuance of common stock for services	-	-	292,167	1	-	-	271	-	-	-	272
Sale of common stock, net	-	-	823,830	1	-	-	380	-	-	-	381
Common stock subscription	-	-	-	-	-	-	-	25	-	-	25
Issuance of common stock for compensation based awards			250,000	-	-	-	7	-	-	-	7
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(33)	(33)
Net loss	-	-	-	-	-	-	-	-	(2,163)	-	(2,163)
December 31, 2016	198,355	962	22,421,987	23	(19,209)	(327)	9,366	25	(1,384)	(642)	8,023
	-	-	-	-	-	-	-	-	-	-	-
Estimated fair value of warrants issued in connection with secured promissory notes for debt discount and penalties	-	-	-	-	-	-	795	-	-	-	795
Repricing of warrants	-	-	-	-	-	-	64	-	-	-	64
Shares issued to consultants	-	-	110,000	-	-	-	55	-	-	-	55
Shares issues for services related to convertible debt	-	-	182,927	-	-	-	75	-	-	-	75
Conversion of notes payable and accrued interest	-	-	371,167	-	-	-	185	-	-	-	185
Estimated fair value of warrants issued for settlement of employee notes payable	-	-	-	-	-	-	389	-	-	-	389
Sale of common stock, net	-	-	5,060,000	5	-	-	2,338	-	-	-	2,343
Issuance of subscribed common stock	-	-	50,000	-	-	-	25	(25)	-	-	-
Issuance of restricted common stock	-	-	710,000	1	-	-	-	-	-	-	1
Stock-based compensation	-	-	-	-	-	-	458	-	-	-	458
Other comprehensive income	-	-	-	-	-	-	-	-	-	198	198
Net loss	-	-	-	-	-	-	-	-	(6,811)	-	(6,811)
December 31, 2017	198,355	$962	28,906,081	$29	(19,209)	$(327)	$13,750	$-	$(8,195)	$(444)	$5,775

The accompanying notes are an integral part of these consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,811)	$(2,163)
Adjustments to reconcile net loss to cash used in operating activities
Loss on extinguishment of note due to employees	158	-
Loss on disposal of equipment	139	-
Amortization of shares issued for consulting services	55	-
Depreciation and amortization	293	214
Provision for doubtful accounts	413	100
Deferred taxes	492	-
Expensed development costs	-	234
Estimated fair value of warrants issued in connection with secured promissory notes	196	368
Amortization of debt discounts	134	20
Stock-based compensation	458	7
Changes in operating assets and liabilities:
Accounts receivables	589	314
Inventories	1,434	(841)
Prepaid expenses and other assets	(60)	99
Accounts payable and accrued expenses	(75)	557
Net cash used in operating activities	(3,569)	(1,091)

Cash flows from investing activities:
Purchases of equipment	(134)	(115)
Net cash used in investing activities	(134)	(115)

Cash flows from financing activities:
Net (repayments) borrowings on lines of credit	(2,812)	135
Proceeds from sales of common stock, net of issuance costs	2,344	381
Proceeds from stock subscription	-	25
Proceeds from secured promissory notes	-	150
Repayment of secured promissory notes	(417)	-
Restricted cash	(417)	-
Proceeds from convertible debt, net	4,985	-
Net (repayments) advances of related party advances	(5)	81
Repayment of notes payable to employees	(213)	(72)
Net cash provided by financing activities	3,465	700

Effect of exchange rates on cash	203	27
Net decrease in cash	(35)	(479)
Cash at beginning of year	108	587

Cash at end of the year	$73	$108

Supplemental disclosure of cash flow information:
Cash paid for interest	$225	$179
Cash paid for income taxes	$-	$8
Supplemental disclosure of non-cash investing and financing activities:
Settlement of liabilities through issuance of common stock	$-	$272
Reclassification of warrant liability	$-	$90
Reclassification of notes to employees to accrued expenses	$-	$39

Issuance of common stock subscribed	$25	$-
Conversion of secured promissory notes plus accrued interest into common stock	$185	$-
Secured promissory notes exchanged for convertible notes payable	$133	$-
Loan fees settled through common stock	$75	$-
Estimated fair value of warrants recorded as debt discount	$663	$-
Reclassification of demo units	$353	$-
Increase of convertible debt for settlement of DZ debt	$356	$-

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
(Tabular data in thousands, except share and per share amounts)

NOTE 1:  THE COMPANY AND BASIS OF PRESENTATION

The Company and Basis of Presentation

MEDITE Cancer Diagnostics, Inc. (“MDIT”, “MEDITE”, “we”, “us” or the “Company”) was incorporated in Delaware in December 1998.

These statements include the accounts of MEDITE Cancer Diagnostics, Inc. and its wholly owned subsidiaries, which consists of MEDITE Enterprise, Inc., MEDITE GmbH, Burgdorf, Germany, MEDITE GmbH, Salzburg, Austria, MEDITE Lab Solutions Inc., Orlando, USA, MEDITE sp. z o.o., Zilona-Gora, Poland and CytoGlobe, GmbH, Burgdorf, Germany. During 2017, both the Austrian and Poland operations were consolidated into MEDITE GmbH.

MEDITE is a medical technology company specialized in the development, manufacturing, and marketing of molecular biomarkers, premium medical devices and consumables for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. The Company has 71 employees in two countries, a distribution network to about 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories is available for sale.

Going Concern

We have incurred significant operating losses and negative cash flows from operations. The Company incurred net losses of approximately $6.8 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively. In addition, operating activities used cash of approximately $3.6 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company raised additional cash of $2.3 million, net of offering costs from the sale of 5,060,000 shares of common stock during 2017. Management is actively seeking additional equity financing.

On September 26, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with GPB Debt Holdings II, LLC (“GPB”), pursuant to which the Company issued to GPB a secured convertible promissory note and received gross proceeds of $4.9 million. The Company is required to make interest-only payments for the first 23 months after September 26, 2017 with quarterly principal payments beginning on month 24 at a rate of 10% of the face value of the Note with the remaining 60% due on September 26, 2020. The proceeds were used to pay (i) the outstanding balance of various credit facilities due to Hannoveresche Volksbank in the amount of $2.3 million, (ii) the outstanding balance of a settlement with VR Equity in the amount of $0.5 million and (iii) the outstanding balance on secured promissory notes in the amount of $0.3 million. In addition, issued subordinated notes to 3 other investors for net proceeds of $0.4 million with similar terms as the Purchase Agreement. See Note 6 for additional details of the transactions.

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

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of capital would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

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

In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Significant assumptions consist of the allowance for doubtful accounts, valuation of inventories, useful lives of property and equipment, recoverability of long-lived assets, valuation of stock-based transactions, deferred tax asset valuations, sales returns and warranties. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in first out method (FIFO) and market is based on net realizable value. Inventories consists of parts purchased from outside vendors, raw materials used in the manufacturing of products; work in process and finished goods. Management reviews inventory on a regular basis and determines if inventory is still useable. A reserve is established for the estimated decrease in carrying value for obsolete or excess inventory. Once a reserve is established, it is considered a permanent adjustment to the cost basis of the obsolete or excess inventory.

Warranty

The Company provides a warranty on all equipment sold for a period of one year from date of sale. The Company recognizes warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company’s cost of revenues and the warranty reserve is included in accounts payable and accrued expenses and is recorded when revenue is recognized.  The Company periodically assesses the adequacy of its recorded warranty reserve and adjusts the amounts as necessary.

The Company has a warranty reserve of $187,000 and $27,000 as of December 31, 2017 and 2016, respectively.

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

Advertising

The Company expenses the cost of advertising and promotional costs at the time the expense is incurred. Advertising and promotional costs for the years ended December 31, 2017 and 2016 were $166,000 and $54,000, respectively.

Research and Development

All research and development costs are expensed as incurred. Research and development costs consist of engineering, product development, testing, developing and validating the manufacturing process, and regulatory related costs.

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) that the Company acquired through business combinations represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, MEDITE will determine the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated and begin amortization. The Company tests IPR&D for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the IPR&D intangible asset with its carrying value is performed. If the fair value is less than the carrying amount, an impairment loss is recognized in operating results. At December 31, 2017 and 2016 the Company tested for impairment and determined that the valuation was adequate, and no impairment was deemed necessary.

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

Stock-Based Compensation

The estimated fair values of employee stock option grants are determined as of the date of grant using the Black-Scholes option pricing model. This method incorporates the fair value of our common stock at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the historic volatility of publicly-traded peer companies, expected dividend yield, and expected term of the options. The estimated fair values of restricted stock are determined based on the fair value of our common stock on the date of grant. The estimated fair values of stock-based awards, including the effect of estimated forfeitures, are expensed over the requisite service period, which is generally the awards’ vesting period. We classify stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows FASB guidance. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance is reached. For transactions in which the fair value of the equity instrument issued to non-employees is the more reliable measurement and a measurement date has not been reached, the fair value is re-measured at each vesting and reporting date using the Black-Scholes option pricing model. Compensation expense for these share-based awards is recognized over the term of the consulting agreement or until the award is approved and settled.

We follow the guidance of FASB ASC 718-10, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards.   The expense is recognized over the remaining vesting periods of the awards, if any.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, account payable and accrued expenses, secured lines of credit and long-term debt, notes due to employees and advances to related parties. The carrying value for all such instruments except notes due to employees and advances to related parties approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date. The Company cannot determine the fair value of its notes due to employees and advances to related party due to the related parties nature of such instruments and because instruments similar to these instruments could not be found.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method and the if-converted method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of December 31, 2017 and 2016 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

The Company computes its loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from its reported net loss and reports the same on the face of the condensed consolidated statement of operations. The Company includes convertible securities into their EPS calculation when reporting net income through the "if-converted" method whereby the securities are assumed converted and earnings per incremental share is computed.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The ASU introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company adopted the modified retrospective transition method of ASU 2014-09 effective January 1, 2018 and there was no material change to its current business practices upon implementation.

On January 22, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The FASB decided to require noncurrent classification of all deferred tax liabilities and assets in a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2015-17 effective January 1, 2017 and has classified deferred taxes as noncurrent in Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash (Topic 230)”. This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective application. The Company will include restricted cash with cash in the consolidated statement of cash flows upon adoption.

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

In January 2017, the FASB also issued ASU 2017-04, “Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment”. The amendments in this Update remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019. The Company has early adopted ASU 2017-04 and our analysis used for the Company’s consolidated financial statements conforms to the new standard.

In July 2017, the FASB issued a two-part ASU No. 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception.” The ASU will (1) “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features” and (2) improve the readability of ASC 480-10 by replacing the indefinite deferral of certain pending content with scope exceptions. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company completed a transaction with a down round feature and has chosen to early adopt ASU 2017-11 during the year ended December 31, 2017.

NOTE 3: Inventories

The following is a summary of the components of inventories (in thousands):

	December 31,	December 31,
	2017	2016
Raw materials	$1,220	$1,309
Work in progress	44	203
Finished goods	1,139	2,299

	$2,403	$3,811

Some of the raw materials are manufactured subcomponents utilized in finished goods.

NOTE 4: Property and Equipment

The following is a summary of the components of property and equipment as of (in thousands):

	December 31,	December 31,
	2017	2016
Land	$230	$202
Building	1,274	1,120
Machinery and equipment	1,527	1,198
Office furniture and equipment	251	225
Vehicles	36	62
Computer equipment	103	87
Construction in progress	3	-
Less: Accumulated depreciation	(1,646)	(1,337)
	$1,778	$1,557

Depreciation and amortization expense, including amounts in other assets for the years ended December 31, 2017 and 2016 were $293,000 and $214,000, respectively.

NOTE 5: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following at December 31 (in thousands):

	2017	2016
Accounts payable	$1,004	$1,127
Accrued franchise taxes	342	342
Accrued directors fees	45	55
Accrued professional fees	76	135
Warranty reserve	187	27
Accrued salaries, vacation and related expenses	1,415	1,262
Other accrued expenses	183	216
Total accounts payable and accrued expenses	$3,252	$3,164

NOTE 6: Debt

The Company’s outstanding debt was as follows as of (in thousands):
	December 31,	December 31,
	2017	2016
Hannoversche Volksbank credit agreement #1	$-	$1,321
Hannoversche Volksbank credit agreement #2	-	397
Hannoversche Volksbank term loan #3	-	117
Secured promissory notes	50	650
DZ Equity Partners Participation rights	-	789
Subordinate convertible notes payable	932	-
GPB Debt Holdings II, LLC Convertible note payable	5,356	-
Total	6,338	3,274
Discount on convertible notes payable	(1,419)	-
Less current portion of long-term debt	(50)	(3,214)
Long-term debt	$4,869	$60

GPB Debt Holdings II, LLC (“GPB”) Convertible Notes Payable

On September 26, 2017, the Company entered into the Purchase Agreement with GPB, pursuant to which the Company issued to GPB (i) a secured convertible promissory note in the aggregate principal amount of $5,356,400 (the “GPB Note”) at a purchase price equal to 97.5% of the face value of the original $5 million GPB Note and an additional discount of 300,000 Euro ($356,400 at September 26, 2017) attributed to the purchase and settlement of the 750,000 Euro ($890,325 at September 26, 2017) note with VR Equity Partners formerly DZ Equity Partners (“DZ”) by GPB and considered an additional purchase discount, with the Company receiving net proceeds of $4.7 million and (ii) a warrant to purchase an aggregate of 4,120,308 shares of common stock of the Company (the “Warrant”). The Company allocated the proceeds received to the GPB Note and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of the GPB Note to interest expense. The estimated relative fair value of the warrants was $520,052. Amortization expense of the debt discount, which includes original issue discount, loan fees and the warrant value, during the year ended December 31, 2017 was $131,822. The GPB Note matures on the 36th month anniversary date following the Closing Date, as defined in the GPB Note (the “Maturity Date”). The GPB Note is secured by a senior secured first priority security interest on all of the assets of the Company and its subsidiaries evidenced by a security agreement (the “Security Agreement”). Each subsidiary also entered into a guaranty agreement pursuant to which the subsidiaries have guaranteed all obligations of the Company to the GPB. The GPB Note bears interest at a rate of 13.25% per annum (which interest is increased to 18.25% upon an Event of Default). The GPB Note is initially convertible at a price of $0.65 (the “Conversion Price”) into 8,240,615 shares of common stock. There was no discount relate to the conversion feature. The exercise price of the Warrant is subject to a ratchet downside protection with a $0.30 per share floor price in the event the Company issues additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. The GPB Note is being amortized quarterly at a rate of 10% of the face value of the Note beginning on month 24, with the remaining 60% due at the Maturity Date. There is a flat 3% success fee which allows for the prepayment of the GPB Note and applies to the payment of principal during the Term through the Maturity Date. The GPB Note contains customary events of default. The GPB Note contains certain covenants, such as restrictions on the incurrence of indebtedness, the existence of liens, the payment of restricted payments, default, redemptions, and the payment of cash dividends and the transfer of assets. GPB also has a right of participation for any Company offering, financing, debt purchase or assignment for 36 months after the closing date. The Company is required to maintain a 6-month interest reserve of $417,000 in restricted cash. The shares underlying the GPB Note and the Warrants are to be registered by the Company through a registration rights agreement within 60 days and the registration statement is to be declared effective within 180 days. Failure to file, or to meet other criteria defined as the event date will required the Company to pay 2% of the registrable securities times the price at the event date per month, up to 12% in cash payments. On February 5, 2018 the Company entered into a Forbearance Agreement with GBP that provides relief until July 1, 2018 of the Company’s requirement to maintain an interest reserve and to complete a registration rights agreement and provides relief until April 1, 2018 of the Company’s requirement to make interest payments.  According to the Forbearance Agreement, interest payments must be current by December 31, 2018.

Hannoversche Vollesbank and DZ Equity Partners Debt

In July 2006, MEDITE GmbH, Burgdorf, entered into a master line of credit agreement #1 with Hannoversche Volksbank. The line of credit was amended in 2012, 2015 and in 2016. Borrowings on the master line of credit agreement #1 bore interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates depending on the type of advance elected ranged from 3.75 – 8.00% during the years ended December 31, 2017 and 2016. The line of credit was collateralized by the accounts receivable and inventory of MEDITE GmbH, Burgdorf, and a mortgage on the building owned by the Company and is guaranteed by Michaela Ott and Michael Ott, stockholders of the Company. This master credit line was repaid with the proceeds of the GPB Note and the collateral and guarantees were released.

In June 2012, CytoGlobe, GmbH, Burgdorf, entered into a line of credit agreement #2 with Hannoversche Volksbank. Borrowings on the master line of credit agreement #2 bore interest at a variable rate based on Euribor (Euro Interbank Offered Rate) depending on the type of advance elected by the Company and defined in the agreement. Interest rates ranged from 3.90 – 8.00% during the years ended December 31, 2017 and 2016. The line of credit was collateralized by the accounts receivable and inventory of CytoGlobe GmbH, Burgdorf and was guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and the state of Lower Saxony (Germany) to support high-tech companies in the area. This credit line was repaid with the proceeds of the GPB Note and the collateral and guarantees were released.

In November 2008, MEDITE GmbH, Burgdorf, entered into a Euro 400,000 ($420,800 as of December 31, 2016) term loan #3 with Hannoversche Volksbank with an interest rate of 4.7% per annum. The term loan was guaranteed by Michaela Ott and Michael Ott, stockholders of the Company, and was collateralized by a partial subordinated pledge of the receivables and inventory of MEDITE GmbH, Burgdorf. This term loan was repaid with the proceeds of the GPB Note and the collateral and guarantees were released.

In March 2009, the Company entered into a participation rights agreement with DZ Equity Partners (“DZ”) in the form of a debenture with a mezzanine lender who advanced the Company Euro 750,000 ($789,000 as of December 31, 2016). The debenture bore interest at the rate of 12.15% per annum The default rate of interest will increase three percent. The rate of interest increased three percent, to 15.15% on June 1, 2017. GPB purchased the participation rights agreement with DZ and settled the debt owed by the Company and included the balance in the GPB Note.

Securities Purchase Agreements

On December 31, 2015, the Company entered into a Securities Purchase Agreement (the “2015 Purchase Agreement”) with seven individual accredited investors  (collectively the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $500,000 with interest accruing at an annual rate of 15% (the “Note(s)”) and warrants to purchase up to an aggregate amount of 250,000 shares of the common stock, par value $0.001) per share, of the Company (the “Warrant(s)”) with an initial exercise price of $1.60 per share, subject to adjustment and are exercisable for a period of five years.  On March 15, 2016, the Board of Directors approved renegotiated terms to increase the warrants issued to the Purchasers from a total of 250,000 warrants to 500,000 and fixed the exercise price of the warrants to $0.80. The Notes mature on the earlier of the third month anniversary date following the Closing Date, as defined in the Note, or the third business day following the Company’s receipt of funds exceeding one million dollars from an equity or debt financing, not including the financing contemplated under the 2015 Purchase Agreement. The Notes are secured by the Company’s accounts receivable and inventories held in the United States.  If the Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed.  On March 31, 2016, these Notes matured and were not repaid.  Therefore, the Notes were in default on April 1, 2016.  The Company agreed to pay the Purchasers 10% of the principal balance of the Notes in warrants until the Notes are repaid.  During the year ended December 31, 2016, the Company issued 450,000 warrants in connection with the default provisions, which were valued at $130,387 and recorded as interest expense in the consolidated statement of operations and comprehensive loss. The Notes are secured by the Company’s accounts receivable and inventories held in the United States. During the year ended December 31, 2017, the Company issued 50,000 warrants in connection with the default provision and 270,000 warrants in connection with the January 2017 extension provision (see below), which were valued at $11,443 and $76,083, respectively, and recorded it as interest expense in the consolidated statements of operations and comprehensive loss. In January 2017, the Company extended the term of the Notes in default on April 1, 2016 to June 30, 2017 and reduced the price on the warrants issued from $0.80 to $0.50. The Company recorded $64,405 attributed to the repricing of the warrants. One noteholder did not extend the term of the notes and the Company defaulted on July 1, 2017 and received 33,333 warrants to purchase shares of common stock which the Company valued at that date at $8,741. The note below was repaid in full September 2017, see below.

Using the proceeds from the GPB Note, the Company repaid $166,667 of outstanding Notes. In addition, Notes totaling $133,333 converted into subordinated convertible notes at a purchase price of 97.5% of the Face Value of the $136,752 notes with substantially the same terms as the GPB Note. In connection, the Company issued 105,194 warrants to purchase common stock with a term of 5 years and an exercise price of $0.60 per share with a ratchet downside protection of $0.30 exercise price per share floor. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was $13,277. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the year ended December 31, 2017 was $450.

Another Note with a principal and accrued interest balance of $63,250 remains unpaid and is not considered in default as the Company received notification to freeze this account. The remaining Notes have been paid as of December 31, 2017. The accrued interest on the remaining Notes of $25,250 was converted into 50,500 shares of common stock.

On May 25, 2016, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with two individual accredited investors, one of which who serves on the Company’s  Board of Directors (collectively the “May Purchasers”), pursuant to which the Company agreed to issue to the May Purchasers secured promissory notes in the aggregate principal amount of $150,000 (the “May Note(s)”) with an interest rate of 15% and warrants to purchase up to an aggregate amount of 150,000 shares of common stock, of the Company (the “May Warrant(s)”).  The May Notes may be converted into Units issued pursuant to the Company’s private financing of up to $5,000,000 (the “Follow On Offering”) Units at a price of $0.80/Unit (the “Units”) consisting of: (i) a  2 year unsecured convertible note, which converts into shares of common stock at an initial conversion price of $0.80 per share and (ii) a warrant to purchase one half additional share of common stock, with an initial exercise price equal to $0.80 per share (the “Follow On Warrant”). The May Notes are secured by the Company’s accounts receivable and inventories held in the United States. The Company recorded a debt discount of $51,000 related to the relative fair value of the warrants on the date of the May Purchase Agreement, which was amortized to interest expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2016. If the May Notes are not redeemed by the Company on maturity, the Purchasers are entitled to receive 10% of the principal balance of the Notes outstanding in warrants for every month that the Notes are not redeemed. On August 25, 2016, these Notes matured and were not repaid.  Therefore the Notes were in default on August 26, 2016. The Company agreed to pay the Purchasers 10% of the principal balance of the May Notes in warrants until the May Notes are repaid.  During the year ended December 31, 2016, the Company issued 75,000 warrants in connection with the default provisions, which were valued at $17,627 and recorded as interest expense in the consolidated statement of operations and comprehensive loss. In January 2017, the Company extended the term of the Notes in default to June 30, 2017 and reduced the price on the warrants issued from $0.80 to $0.50. During the year ended December 31, 2017, the Company issued 80,000 warrants in connection with the January 2017 extension provision, which were valued at $27,058 and recorded it as interest expense in the consolidated statements of operations and comprehensive loss. One noteholder did not extend the term of the notes and the Company defaulted on July 1, 2017 and issued 33,333 warrants to purchase shares of common stock which the Company valued at that date at $8,741 and recorded the amount as interest expense. The note was paid in September 2017. One noteholder converted a $50,000 note plus accrued interest of $8,417 into 116,833 shares of common stock on June 30, 2017 and received 50,000 warrants to purchase shares of common stock.

Accrued interest of $127,167 associated with the Notes and the May Notes was converted into 254,334 shares of common stock at a value of $0.50 per share during the year ended December 31, 2017.

Subordinate Convertible Notes

On September 27, 2017, the Company received $425,000 and issued $435,897 subordinated convertible debt with an original issue debt discount of $10,897 and with similar terms as the GPB Note. The Company issued 335,306 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet down side protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was $42,321. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the year ended December 31, 2017 was $1,351.

In December 2017, the Company received $350,000 and issued $358,974 subordinated convertible debt with an original issue debt discount of $8,974 and with similar terms as the GPB Note. The Company issued 276,135 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet down side protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was $28,531. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the year ended December 31, 2017 was insignificant.

Employee Notes Payable

In November 2015 and February 2016, the Company entered into promissory notes totaling $927,000 with certain employees to repay wages earned prior to December 31, 2014 not paid (“Notes Due to Employees").  The Notes Due to Employees are to be paid monthly through September 2019, with no interest due on the outstanding balances.  The monthly amounts increase over the payment term.  The amounts due become immediately due and payable if payments are more than ten days late either one or two consecutive months as defined in the agreement with the employee.  At December 31, 2016, all Notes Due to Employees, except one, were in default and due on demand. Therefore, the Notes Due to Employees in default are presented as current in the consolidated balance sheet as of December 31, 2017.  Certain employees may convert any of the amounts owed during the duration of the note to equity at a discounted price as defined in the agreement. The terms provided for the shares issued in a 2014 Agreement to be adjusted in the event equity shares were sold below $1.60 a share. The estimated fair value of the conversion feature was determined to be insignificant as of the agreement date and throughout the year ended December 31, 2016. Subsequent to December 31, 2016, the Company negotiated with the employees whose notes were in default. The Company has agreed to pay approximately $330,000 to settle three of these promissory notes and issue 1,029,734 warrants to purchase shares of the Company’s common stock at $0.50 a share with a term of 5 years. The conversion feature was eliminated effective December 31, 2016. The Company was to pay these employees approximately $330,000, the first payment of $94,000 was paid in April 2017, the second payment of $94,000 was due 30 days from signing the agreement and the final payment of $142,000 was due 60 days from signing the agreements however the remaining payments remained due at September 30, 2017. In November 2017, the employees have agreed to renegotiate the March 30, 2017 agreement in good faith with the Company as to a future payment plan mutually agreeable by all parties. The Company issued 1,029,734 warrants to purchase common stock at $0.50 a share with a term of 5 years. The fair value of the warrants issued of $389,000 was valued based on the Black Scholes model based on a stock price of $0.70, an interest free rate of 1.33% and volatility of 50%. The settlement was accounted for as an extinguishment under the applicable accounting guidance. The Company recorded a loss on extinguishment on notes payable due to employees of $158,000.

The following table summarizes the maturities of the Company’s outstanding debt at December 31, 2017 and Notes Due to Employees, at December 31, 2017 (in thousands):

Year	Convertible Notes Payable	Notes Due to Employees
2018	$-	$326
2019	1,222	45
2020	5,066	-
Total	$6,288	$371

Note 7: Related Party Transactions

Included in advances – related parties are amounts owed to the Company’s former CFO and Chairman of the Board of $50,000 at December 31, 2017 and December 31, 2016. Also included in advances – related parties are amounts owed to Michaela Ott, stockholder and former CEO of the Company, of 16,000 Euros, ($19,160 as December 31, 2017) and 71,000 Euros ($85,022 as of December 31, 2017) related to two short term bridge loans. The Company has made arrangements to settle these obligations to Ms. Ott evenly over a 24-month period, starting on October 31, 2017. In addition, the Company settled obligations related to accrued salaries, vacation and related expenses totaling $152,000 owed to Michael Ott, stockholder and former COO of the Company and Ms. Ott. The Company made an upfront payment to each Mr. and Ms. Ott of $6,750 and will pay the remaining amount owed over a period of 18 months scheduled to start in October 2017.  The Company signed additional agreements to settle the debt owed from the US entity where the wages were earned versus the German entity. The Company has paid Michaela Ott $9,319 for the year ended December 31, 2017 related to the amount owed. The balance due to Michaela Ott at December 31, 2017 is $74,551 related to the wages owed. During the year ended December 31, 2017, the Company has paid Michael Ott $6,362 and the remaining balance outstanding at December 31, 2017 was $50,900.

The Company paid Mr. and Ms. Ott the agreed upon severance payments. Total severance payments totaled $118,810 for the year ended December 31, 2017. Mr. Ott and Ms. Ott remain as Directors of the Company and continue to work with the Company.

On June 30, 2017, one secured noteholder, an affiliate of a member of our Board of Directors, converted a $50,000 secured promissory note plus accrued interest of $8,417 into 116,833 shares of common stock. The Company issued 50,000 warrants to purchase shares of common stock at a price of $0.50, with a term of five years. See further discussion related to secured promissory notes in Note 6.

On February 12, 2016, one of the Purchasers of a $100,000 secured promissory note and holder of 50,000 (increased to 100,000 warrants as of December 31, 2016) warrants to purchase shares of common stock at the time of his election, was elected to the Board of Directors to serve as Director and Chairman of the Company’s audit committee. Total warrants due to this director related to the above secured promissory notes for original issuance, modifications, default period and the modification period at December 31, 2017 was 260,000 warrants to purchase common stock. On September 27, 2017, the remaining balance of $66,667 was converted into a subordinated convertible note discussed in Note 6 of $68,376 subordinated convertible debt and received 52,597 warrants to purchase shares of common stock at $0.60 a share. The Company issued 48,000 shares of common stock for $24,000 of accrued interest at $0.50. See relative fair value and additional discussion in Note 6.

At December 31, 2017 and 2016, the Company has accrued $45,000 and $55,000, respectively to the above Director and Chairman of the audit committee for services for 2016 as a member of the Board of $35,000 and an additional $20,000 for audit committee services for the year ended December 31, 2016 and $20,000 for the audit committee services for the year ended December 31, 2017. The Company paid $30,000 of the outstanding balance during the year ended December 31, 2017.

Accounts payable and accrued expense include $18,508 due to its past CFO’s company for past services performed as a consultant to the Company at December 31, 2017.

The Company has accrued wages and vacation of approximately $1.1 million payable to the former CFO at December 31, 2017 and 2016. In August 2017, the Company offered a settlement for the legal matter with a settlement term sheet whereby a formal settlement agreement and forbearance agreement was to be entered with the court. Pursuant to the settlement proposal, the Company was to issue a combination of stock, warrants and payments over a period of up to three years. In August 2017, the parties reached a Settlement Term Sheet whereby a final forbearance and settlement agreement must be filed with the magistrate judge. On November 8, 2017 the Plaintiff filed a motion to compel settlement with a meeting before a magistrate judge on November 14, 2017. See Note 11 for further discussion regarding the legal proceedings with the Company’s former CFO.

 NOTE 8: Stockholders’ Equity

 Loss per share

A reconciliation of the numerator and the denominator used in the calculation of loss per share is as follows:

	For the Years Ended December 31,
	2017	2016
Basic and Diluted:
Reported net loss (in thousands)	$(6,811)	$(2,163)
Less unpaid and undeclared preferred stock dividends	(91)	(91)
Net loss applicable to common stockholder	$(6,902)	$(2,254)

Weighted average common shares outstanding	26,436,064	21,423,535
Net loss per common share	$(0.26)	$(0.11)

Because the following instruments would be anti-dilutive at all times presented, the potentially issuable common stock from options to purchase a total of 2,100,000 common shares with a weighted average exercise price of $0.50 at December 31, 2017, warrants to purchase a total of 11,444,671 with a weighted average exercise price of $0.58 at December 31, 2017 and 1,396,161 with an weighted average exercise price of $1.08 at December 31, 2016 and preferred stock convertible into shares for the years ended December 31, 2017 and 2016, of 1,090 and 1,090 common shares respectively, were not included in the computation of diluted loss per share applicable to common stockholders.

Preferred Stock

A summary of the Company’s preferred stock as of December 31 is as follows:

		Shares Issued and		Preferred Stock Dividends
	Shares	Outstanding		Undeclared and Unpaid
Offering	Authorized	2017	2016	2017	2016

Series A convertible	590,197	47,250	47,250	$—	$—
Series B convertible, 10% cumulative	1,500,000	93,750	93,750	633,163	595,663
Series C convertible, 10% cumulative	1,666,666	38,333	38,333	185,913	174,413
Series D convertible, 10% cumulative	300,000	-	-	-	-
Series E convertible, 10% cumulative	800,000	19,022	19,022	683,718	641,870
Undesignated Preferred Series	5,143,137	—	—		—
Total Preferred Stock	10,000,000	198,355	198,355	$1,502,794	$1,411,946

The undeclared and unpaid preferred stock dividends were calculated from the date of the merger through December 31, 2017.

Summary of Preferred Stock Terms

Series A Convertible Preferred Stock
Stated and Liquidation Value:	$4.50 per share, $212,625
Conversion Price:	$10,303 per share
Conversion Rate:	0.00044—Liquidation Value divided by Conversion Price ($4.50/$10,303)
Voting Rights:	None
Dividends:	None
Conversion Period:	Any time

Series B Convertible Preferred Stock
Stated Value:	$4.00 per share, $375,000
Liquidation Value	$1,008,000
Conversion Price:	$1,000 per share
Conversion Rate:	0.0040—Liquidation Value divided by Conversion Price ($4.00/$1,000)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2001
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2017 were $633,163

Series C Convertible Preferred Stock
Stated Value:	$3.00 per share, $115,000
Liquidation Value	$301,000
Conversion Price:	$600 per share
Conversion Rate:	0.0050—Liquidation Value divided by Conversion Price ($3.00/$600)
Voting Rights:	None
Dividends:	10%—Quarterly—Commencing March 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2017 were $185,913

Series E Convertible Preferred Stock
Stated Value:	$22.00 per share, $418,488
Liquidation Value	$1,102,000
Conversion Price:	$800.00 per share
Conversion Rate:	0.0275—Liquidation Value divided by Conversion Price ($22.00/$800)
Voting Rights:	Equal in all respects to holders of common shares
Dividends:	10%—Quarterly—Commencing May 31, 2002
Conversion Period:	Any time
Cumulative dividends in arrears at December 31, 2017 were $683,718

Issuance of Common Stock

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

During the year ended December 31, 2017, the Company issued 5,060,000 shares of common stock for $2,530,000, less $187,000 of issuance costs. In connection with the issuance of common stock, the Company issued 2,530,000 warrants to purchase shares of common stock at $0.50, for a term of 5 years. We also issued 50,000 shares from stock subscriptions of $25,000 at December 31, 2016 and issued 25,000 warrants on the same terms and conditions.

 On October 26, 2016, the board of directors appointed David E. Patterson to the position of Chief Executive Officer and Director of the Company. Pursuant to Mr. Patterson’s executive employment agreement with the Company, the commencement date of Mr. Patterson’s appointment was October 31, 2016. He was granted 250,000 restricted shares of the Company’s common stock (the “Shares”). The Shares were to vest in three equal installments on each of the first three annual anniversary dates of Mr. Patterson’s appointment, so long as he remains employed by the Company through each such vesting date. Mr. Patterson retired in November 2017. At that time the Company entered into a transition agreement with Mr. Patterson to pay him three months of salary and to allow the restricted shares to continue to vest under the previous terms. The Company valued the Shares at $0.50 per share, based on the fair value of the stock on the date of grant. The Company recorded $35,000 and $7,000 of stock-based compensation expense during the years ended December 31, 2017 and 2016 respectively.

The Board appointed two officers on May 4, 2017, who received a total of 350,000 shares of restricted common stock with a three-year vesting schedule. In addition, on April 26, 2017, the Company appointed an officer who received 200,000 shares of restricted common stock with a three-year vesting schedule. On June 9, 2017 the Company issued 160,000 shares of restricted common stock with a vesting schedule through December 31, 2019. Amortization associated with restricted stock to officers and management, is $76,000 for the year ended December 31, 2017 which included the forfeiture due to the resignation of an officer subsequent to year end. In addition, the Company issued 50,000 shares of common stock to an investor relations firm in June 2017 at a value of $0.50 per share for services through September 30, 2017. For the year ended December 31, 2017, the Company recorded $25,000 included in selling, general and administrative expenses for professional fees for investor relations expense.

Accrued interest of $127,167 associated with the Notes and the May Notes was converted into 254,354 shares of common stock at a value of $0.50 per share during the year ended December 31, 2017. See Note 6 for additional discussions. On June 30, 2017, one secured noteholder, an affiliate of a member of our Board of Directors converted a $50,000 secured promissory note for $50,000 plus $8,417 of accrued interest into 116,833 shares of common stock. The Company issued 50,000 warrants to purchase shares of common stock at a price of $0.50, with a term of five years. See additional discussion in Note 6.

In September 2017, the Company issued 182,927 of shares of common stock valued at $75,000 for compensation to its broker related to the GPB Note. The value was recorded as a debt discount, see Note 6.

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

Options

The Company’s 2017 Employee/Consultant Common Stock Compensation Plan (the “Plan”) for the issuance of up to 3,000,000 options to grant common stock to the Company’s employees, directors and consultants was adopted pursuant to the written consent of holders of a majority of the Company’s common stock obtained as of March 7, 2017 and was considered approved on April 21, 2017. The Company amended the Plan on August 1, 2017 and was considered approved on September 1, 2017 to include certain technical changes and increased the shares from 3,000,000 to 5,000,000. During the year ended December 31, 2017, the Company issued 2.1 million of non-qualified stock options with a term of 10 years, with a strike price above the market on the date of issuance of $0.50, to vest one-third upon issuance, one-third at the beginning of the calendar year of service, or January 1, 2018 and one-third on January 1, 2019, to the Board of Directors valued at $520,307 using the Black Scholes Model. Included in selling, general and administrative in the accompanying consolidated statement of operations and comprehensive loss is $346,872 for the year ended December 31, 2017, related to the non-qualified options issued to the Board of Directors.
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2016	-	$-	—	-
Granted	2,100,000	0.50	—	-
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2017	2,100,000	$0.50	—	9.75

Warrants outstanding
				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options and	Exercise	Intrinsic	Contractual
	Warrants	Price	Value	Life (Years)
Outstanding at December 31, 2016	1,396,161	$1.08	—	4.11
Granted	10,048,510	0.55	—	-
Outstanding at December 31. 2017	11,444,671	$0.59	—	4.90

During the fourth quarter of 2017, the Company issued 276,135 warrants with a relative fair value of $28,530 and an initial exercise price of $0.60 per share (the “Exercise Price”). The Exercise Price is subject to a ratchet downside protection with a $0.30 per share floor price in the event the Company issues additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. The Warrants is exercisable for a period of five years (the “Term”) and provides for cashless exercise it at the time of exercise a registration statement registering the underlying securities is not available. The Warrant is not to be exercisable until 6 months after the closing date. The Company issued 26,250 warrants to purchase common stock at $0.60 to its broker related to the December subordinate convertible notes. The estimated fair value of the warrants was $3,000 which was recorded as a debt discount.

On September 26, 2017, the Company closed on a loan with GPB discussed in Note 6. The Company issued 4,120,308 warrants with a relative fair value of $520,052 and an initial exercise price of $0.60 per share (the “Exercise Price”). The Exercise Price is subject to a ratchet downside protection with a $0.30 per share floor price in the event the Company issues additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. The Warrants is exercisable for a period of five years (the “Term”) and provides for cashless exercise it at the time of exercise a registration statement registering the underlying securities is not available. The Warrant is not to be exercisable until 6 months after the closing date. In connection with the GPB Note, The Company issued 375,000 warrants to purchase common stock at $0.60 to its broker related to the GPB Note on similar terms as provided to GPB. The estimated fair value of the warrants was $52,421, which was recorded as a debt discount.

On September 27, 2017, the Company closed on subordinated loans, including Notes converted into subordinated loans discussed in Note 6 with similar terms and conditions. The Company issued an aggregate of 440,500 of warrants with a relative fair value of $55,598, with an initial exercise price of $0.60 per share (the “Exercise Price”). The Exercise Price is subject to a ratchet downside protection with a $0.30 per share floor price in the event the Company issues additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. In connection with the loans, the Company issued 24,375 warrants to purchase common stock at $0.60 to its broker. The estimated fair value of the warrants was $3,407, which was recorded as a debt discount.

In January 2017, the Company reached an agreement with all secured promissory noteholders, to extend the maturity of the secured promissory notes to June 30, 2017, whereby the warrants were repriced from $0.80 a share to $0.50 a share see Note 6. The notes continue to bear interest at 15% and the secured promissory noteholders continue to receive warrants amounting to 10% of the principal balance, as long as the notes remain outstanding. The Company repriced all warrants issued totaling 1.2 million warrants amounting to a $64,405 incremental value using the Black-Scholes model on January 16, 2017, the date of the amendments at a current market price of $0.36 a share, at an interest free rate of 1.33% and remaining terms ranging from 4 years to 4 years and 11.5 months.

During the year ended December 31, 2017, the Company issued 5,060,000 shares of common stock for $2,530,000, less $187,000 of issuance costs. In connection with the issuance of common stock, the Company issued 2,530,000 warrants to purchase shares of common stock at $0.50, for a term of 5 years. We also issued 50,000 shares from stock subscriptions of $25,000 at December 31, 2016 and issued 25,000 warrants on the same terms and conditions. On January 16, 2017, the Company also amended the original equity raise closed on December 7, 2016 and issued an additional 411,915 warrants to purchase shares of common stock at an exercise price of $0.50, for a term of 5 years. The Company issued 272,625 warrants to purchase common stock to brokers related to the above transaction for 2017.

NOTE 9: Leases

The Company has several operating leases for office, laboratory and manufacturing space. The Company’s operating lease for one of its German facilities has been terminated as of March 31, 2018, and its Poland facility has been terminated as of July 1, 2017. Monthly rent payments for the German facilities are Euro 4,295 ($4,842 as of December 31, 2017). The Company’s laboratory facility in Chicago, IL terminates June 30, 2018 and requires monthly payments of $1,175 through June 30, 2017, increasing to $1,250 through the end of the lease. The Company’s Orlando facility has escalating rents ranging from $2,488 to $2,563 per month and terminates July 31, 2018. The total aggregate monthly lease payments (net of the sublease) required on these leases is $12,471. Total rental expense was $144,000 and $183,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE 10: Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):
	2017	2016
Federal	$—	$—
State and local	—	—
Foreign	6	—

Total current income tax expense	$6	$—

Summary of Expense	2017	2016
Current	—	—
Deferred	(493)	(132)

Total Income Tax Benefit	$(487)	$(132)

For the years ended December 31, 2017 and 2016, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to loss before taxes as a result of the following:

	2017	2016

Statutory U.S. federal rate	(34.0)%	(34.0)%
Permanent differences	—%	—%
Impact of differences related to foreign earnings	19.33%	1.05%
Impact of Tax Cuts and Jobs Act rate change	(9.87)%	—%
Valuation allowance	17.84%	27.16%
Provision for income tax expense	(6.70)%	(5.79)%

The significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:
	2017	2016
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$4,952	$4,535
Accrued expenses	-	1,160
Accounts receivable timing differences	733	-
Stock-based compensation	78	-
Property and equipment	84	53
Total Deferred Tax Assets	5,847	5,748
Valuation Allowance	(5,847)	(5,548)
Net Deferred Tax Asset	-	200
Deferred Tax Liability:
In-process research and development and trademarks	(1,485)	(2,205)
Net Deferred Tax Liability	$(1,485)	$(2,005)

The Company files a consolidated federal return for MEDITE Cancer Diagnostics, Inc and MEDITE Enterprises and a stand-alone federal tax return for MEDITE Lab Solutions.  Each Company files a separate Florida Corporate return.  Corporate returns are also filed in Germany, Austria and Poland for the entities doing business in these respective countries.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets for the U.S. federal and state, Austria and Poland have been fully offset by a valuation allowance.  In 2013 and 2014 MEDITE Cancer Diagnostics, Inc. had a change in ownership of greater than 50%. The result of these changes is that the net operating loss carryovers derived prior to the ownership changes have become subject to the limitation requirements of Section 382 of the Internal Revenue Code in the United States. Section 382 requires the Company to apply a limitation rate to the value of the Company immediately prior to the change to determine the annual limitation for the utilization of the pre-change net operating losses. Based on these limitations, the Company has reduced the deferred tax asset and related valuation allowance to reflect the impact of these limitations at December 31, 2017. The net impact to the valuation allowance for the reduction of attributes and current year activity is a decrease of $299,000 in 2017.

At December 31, 2017, the Company had net operating loss carry forwards for U.S. federal income tax of approximately $16.6 million, which will begin to expire in 2018.  At December 31, 2017, the Company had net operating loss carry forwards for state income tax of approximately $8.3 million, which will begin to expire in 2027. At December 31, 2017, the Company had net operating loss carry forwards for foreign income tax of approximately $3.4 million, which will carry forward indefinitely for Germany and Austria.

The Company has not recognized U.S. deferred income taxes on any undistributed earnings for the foreign subsidiaries. The Company intends to indefinitely reinvest those earnings in operations outside the U.S.

Tax Uncertainties

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation ASC 740-10-50, "Accounting for Uncertainty in Income Tax".  This pronouncement clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ASC 740-10-50, "Accounting for Income Taxes".  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. ASC 740 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transaction.   In accordance with ASC 740-10-50, the Company is classifying interest and penalties as a component of tax expense.

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

The Company had unrecognized tax benefits of $0 as of December 31, 2017 and 2016.  These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There was no interest or penalties accrued at the adoption date and at December 31, 2017.

The Company is subject to U.S. federal income tax including state and local jurisdictions.   Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“the Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax liability balance as of December 31, 2017 by $720,000.

Due to the Company's full valuation allowance on its deferred tax asset, the Company has reduced its valuation allowance as a result of the Act.

Due to uncertainties which currently exist in the interpretation of the provisions of the Tax Cuts and Jobs Act of 2017 regarding Internal Revenue Code section 162(m), the Company has not evaluated the potential impacts of IRC Section 162(m) as amended by the Tax Cuts and Jobs Acts of 2017 on its consolidated financial statements.

On December 22, 2017 Staff Accountant Bulletin No. 118 (“SAB 118”) was issue to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that there is no deferred tax benefit of expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against the net deferred tax assets. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018.

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

On February 20, 2018, the magistrate judge denied Plaintiff’s motion. On March 8, 2018, Plaintiff again filed a Motion to Enforce Settlement Agreement which has been opposed by the Company. On April 22, the judge ruled in favor of the Company and denied plaintiff’s motion to compel.

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

NOTE 12: Segment Information

The Company operates in one operating segment. However, the Company operates corporate entities and has assets and operations in the United States, Germany and Poland. The following table shows the breakdown of our operations and assets by Country (in thousands):

	United States		Germany		Poland		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Total Assets	$11,179	$11,268	$4,761	$6,064	$16	$238	$15,956	$17,570
Property and equipment, net	108	68	1,670	1,487	-	2	1,778	1,557
Intangible Assets	10,518	10,518	-	-	-	-	10,518	10,518
Revenues	699	894	5,873	8,127	241	217	6,813	9,238
Net income (loss)	$(3,333)	$(1,816)	$(3,751)	$(306)	$273	$(41)	$(6,811)	$(2,163)

	United States		Germany		Poland		Total
Revenues:	2017	2016	2017	2016	2017	2016	2017	2016
Histology Equipment	$251	$295	$2,980	$4,077	$218	$217	$3,449	$4,589
Histology Consumables	448	243	1,890	2,967	23	-	2,361	3,210
Cytology Consumables	-	356	1,003	1,083	-	-	1,003	1,439
Total Revenues	$699	$894	$5,873	$8,127	$241	$217	$6,813	$9,238

NOTE 13: Subsequent Events

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at September 30, 2017 and December 31, 2016. The presiding Federal Judge has referred the lawsuit to mediation. No settlement was reach during the April 2017 meditation. The Company proactively initiated settlement offer. In August 2017, the parties executed a Settlement Term Sheet whereby a final forbearance and settlement agreement was to file with the magistrate judge. On November 8, 2017 the Plaintiff filed a motion to compel settlement with a meeting before a magistrate judge on November 14, 2017. On February 20, 2018, the magistrate judge denied Plaintiff’s motion. On March 8, 2018, Plaintiff again filed a Motion to Enforce Settlement Agreement which has been opposed by the Company. On April 22, the judge ruled in favor of the Company and denied plaintiff’s motion to compel.

In January, 2018 the Company raised $150,000 in additional capital under the same terms as described in the Subordinate Convertible Notes section above.

Also in January, 2018 the Company received a term sheet for additional debt financing, consisting of a convertible note with an initial conversion price of $0.075 per share.  Each $0.075 invested also receives one common stock share.  The Convertible Notes are subordinate to the GBP debt described in the GPB Debt Holdings II, LLC (“GPB”) Convertible Notes Payable section above, have a 5-year maturity date and bear a 12% annual interest rate, payable semi-annually.  The Company received $1,955,000 in capital and issued 26,066,667 common stock shares under these terms as of May 17, 2018.