Form 10-Q
period 2018-03-31
Medite Cancer Diagnostics, Inc.
filed 2018-06-22
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE, AT June 21, 2018: 59,372,868 shares

MEDITE Cancer Diagnostics, Inc.

QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Assets	(unaudited)

Current Assets:
Cash	$153	$73
Restricted cash	94	417
Accounts receivable, net of allowance for doubtful accounts of $452 and $439	643	453
Inventories	2,657	2,403
Prepaid expenses and other current assets	328	118
Total current assets	3,875	3,464

Property and equipment, net	1,759	1,778
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	256	196
Total assets	$16,408	$15,956

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,279	$3,252
Current portion of long-term debt	50	50
Notes due to employees, current portion	326	326
Advances – related party	142	154
Total current liabilities	3,797	3,782
Long-term debt, net of current portion	5,157	4,869
Notes due to employees, net of current portion	25	45
Deferred tax liability	1,485	1,485
Total liabilities	10,464	10,181

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding (liquidation value of all classes of preferred stock $2,647 and $2,624 as of March 31, 2018 and December 31, 2017, respectively)	962	962
Common stock, $0.001 par value; 100,000,000 shares authorized, 47,906,081 and 28,906,081 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	48	29
Additional paid-in capital	15,227	13,750
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(369)	(444)
Accumulated deficit	(9,597)	(8,195)
Total stockholders’ equity	5,944	5,775

Total liabilities and stockholders’ equity	$16,408	$15,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
	Three Months Ended March 31,
	2018	2017

Net sales	$1,505	$1,891
Cost of revenues	1,170	1,211
Gross profit	335	680

Operating expenses
Depreciation and amortization expense	71	49
Research and development	305	425
Selling, general and administrative	919	782
Total operating expenses	1,295	1,256
Operating loss	(960)	(576)

Other (income) expenses
Interest expense, net	447	193
Loss on extinguishment of notes due to employees	-	158
Other (income) expense, net	(5)	28
Total other expense, net	442	379

Loss before income taxes	(1,402)	(955)

Provision for income taxes	-	-
Net loss	(1,402)	(955)

Preferred dividend	(23)	(23)

Net loss available to common stockholders	$(1,425)	$(978)
Loss per share
Net loss available to common stockholders	$(1,425)	$(978)
Basic and diluted loss per share	$(0.04)	$(0.04)
Weighted average basic and diluted shares outstanding	39,174,599	22,940,543

Condensed consolidated statements of comprehensive loss
Net loss	$(1,402)	$(955)
Other comprehensive income (loss)
Foreign currency translation adjustments	75	(53)
Comprehensive loss	$(1,327)	$(1,008)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,402)	$(955)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	71	49
Amortization of debt discounts and debt issuance costs	177	-
Stock-based compensation	43	10
Estimated fair value of warrants issued in connection with secured promissory notes	-	121
Loss on extinguishment of notes due to employees	-	158
Changes in operating assets and liabilities:
Accounts receivable	(176)	33
Inventories	(186)	183
Prepaid expenses and other assets	(263)	(20)
Accounts payable and accrued expenses	95	(224)
Net cash used in operating activities	(1,641)	(645)

Cash flows from investing activities:
Purchases of equipment	(2)	(16)
Net cash used in investing activities	(2)	(16)

Cash flows from financing activities:
Net borrowings on lines of credit	-	8
Repayment of secured promissory notes	-	(167)
Repayment of notes due to employees	(21)	(24)
Proceeds from convertible debt, net	1,464	-
Repayments on related party advances	(15)	-
Proceeds from sale of common stock, net of issuance costs	-	1,097
Net cash provided by financing activities	1,428	914

Effect of exchange rates on cash	(28)	(92)
Net change in cash and restricted cash	(243)	161
Cash and restricted cash at beginning of period	490	108
Cash and restricted cash at end of the period	$247	$269

Supplemental disclosure of cash flow information:
Cash paid for interest	$91	$41
Cash paid for income taxes	$-	$13

Reconciliation of cash and restricted cash at end of period:
Cash	$153	$269
Restricted cash	94	-
	$247	$269
Supplemental schedule of non-cash investing and financing activities:
Common stock issued with debt	$1,425	$-
Accrued liabilities exchanged for convertible note payable	$100	$-
Estimated fair value of warrants recorded as debt discount	$28	$-

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
(Tabular data in thousands, except share and per share amounts)

Note 1.           Organization

The Company

MEDITE Cancer Diagnostics, Inc. (“MDIT”, “MEDITE”, “we”, “us” or the “Company”) was incorporated in Delaware in December 1998.

These statements include the accounts of MEDITE Cancer Diagnostics, Inc. and its wholly owned subsidiaries, which consists of MEDITE Enterprise, Inc., MEDITE GmbH, Burgdorf, Germany, MEDITE Lab Solutions Inc., Orlando, USA. In 2017 the Company made the decision to integrate CytoGlobe into Medite GmbH.  CytoGlobe had been operating as a separate company focused on cytology products (equipment and consumables) with separate personnel and financial reporting that was consolidated into Medite GmbH.  As the CytoGlobe brand became less important over time and customers purchased both cytology and histology products from Medite, it no longer made sense to keep CytoGlobe as a separate company.  Therefore, it was integrated from a financial, operational and product portfolio perspective into Medite GmbH.

MEDITE is a medical technology company specialized in the development, manufacturing, and marketing of premium medical devices, consumables and molecular biomarkers for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. The Company has 57 employees in two countries, a distribution network to about 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories is available for sale.

Note 2.           Summary of Significant Accounting Policies

Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended March 31, 2018 and 2017 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K for the year ended December 31, 2017 filed on May 17, 2018 and other filings with the Securities and Exchange Commission.

In preparing the accompanying condensed consolidated accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At March 31, 2018, the Company’s cash balance was $153,000 and its operating losses for the year ended December 31, 2017 and for the three months March 31, 2018 have used most of the Company’s liquid assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company has approximately $78,000 in working capital as of March 31, 2018 compared to negative working capital of approximately $318,000 on December 31, 2017.  The Company raised additional cash of $1.5 million from the issuance of convertible notes payable starting in the first quarter of 2018 (see Note 4).

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

The company recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. The Company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the asset. The Company expenses contract costs that would otherwise be capitalized and amortized over a period of less than one year.

Shipping and handling costs are included in cost of goods sold and charged to the customers based on the contractual terms.

Payments from customers for most instruments, consumables and services are typically due in a fixed number of days after shipment or delivery of the product. For certain international equipment orders a prepayment is required. The balance of the customer deposits is reflected in our accrued liabilities and was $215,088 as of March 31, 2018.

See Note 8 for revenue disaggregated by type and by geographic region as well as further information about remaining performance obligations.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first in first out method (FIFO) and market is based generally on net realizable value.

Inventories consists of parts inventory purchased from outside vendors, raw materials used in the manufacturing of equipment, work in process and finished goods. Management reviews inventory on a regular basis and determines if inventory is still useable. A reserve is established for the estimated decrease in carrying value for obsolete or excess inventory. Once a reserve is established, it is considered a permanent adjustment to the cost basis of the obsolete or excess inventory.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method and the if-converted method. MEDITE’s calculation of diluted net loss per share excludes potential common shares as of March 31, 2018 and 2017 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

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

              In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash (Topic 230)”. This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective application. The Company adopted this standard in the first quarter of 2018 by using the retrospective method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash and restricted cash reported on the consolidated statements of cash flows now includes restricted cash of $417,000 as of December 31, 2017, as well as previously reported cash.

              In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the definition of a business”. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The implementation had no material impact on the Company’s consolidated financial statements.

Note 3. Inventories

The following is a summary of the components of inventories (in thousands):

	March 31,	December 31,
	2018	2017
	(Unaudited)
Raw materials	$1,445	$1,220
Work in process	48	44
Finished goods	1,164	1,139
	$2,657	$2,403

Note 4.           Debt

The Company’s outstanding debt was as follows as of (in thousands):

	March 31,	December 31,
	2018	2017
	(Unaudited)
Secured promissory note	50	50
Subordinated convertible notes payable	1,085	932
GPB Debt Holdings II, LLC convertible note payable	5,356	5,356
2018 Convertible notes payable	1,425	-
Total	7,916	6,338
Discounts on convertible notes payable	(2,709)	(1,419)
Less current portion of long-term debt	(50)	(50)
Long-term debt	$5,157	$4,869

GPB Debt Holdings II, LLC (“GPB”) Convertible Note Payable

On September 26, 2017, the Company entered into the Purchase Agreement with GPB, pursuant to which the Company issued to GPB (i) a secured convertible promissory note in the aggregate principal amount of $5,356,400 (the “GPB Note”) at a purchase price equal to 97.5% of the face value of the of the original $5 million GPB Note and an additional discount of 300,000 Euro ($356,400 at September 26, 2017) considered an additional purchase discount, with the Company receiving net proceeds of $4.7 million and (ii) a warrant to purchase an aggregate of 4,120,308 shares of common stock of the Company (the “Warrant”). The Company allocated the proceeds received to the GPB Note and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of the GPB Note to interest expense. The estimated relative fair value of the warrants was $520,052. Amortization expense of the debt discount, which includes original issue discount, loan fees and the warrant value, during the year ended December 31, 2017 and the three months ended March 31, 2018 was $131,822 and $114,438, respectively. The GPB Note matures on the 36th month anniversary date following the Closing Date, as defined in the GPB Note (the “Maturity Date”). The GPB Note is secured by a senior secured first priority security interest on all of the assets of the Company and its subsidiaries evidenced by a security agreement (the “Security Agreement”). Each subsidiary also entered into a guaranty agreement pursuant to which the subsidiaries have guaranteed all obligations of the Company to the GPB. The GPB Note bears interest at a rate of 13.25% per annum (which interest is increased to 18.25% upon an Event of Default). The GPB Note is initially convertible at a price of $0.65 (the “Conversion Price”) into 8,240,615 shares of common stock. There was no discount relate to the conversion feature. The exercise price of the Warrant is subject to a ratchet downside protection with a $0.30 per share floor price in the event the Company issues additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. The GPB Note is being amortized quarterly at a rate of 10% of the face value of the Note beginning on month 24, with the remaining 60% due at the Maturity Date. There is a flat 3% success fee which allows for the prepayment of the GPB Note and applies to the payment of principal during the Term through the Maturity Date. The GPB Note contains customary events of default. The GPB Note contains certain covenants, such as restrictions on the incurrence of indebtedness, the existence of liens, the payment of restricted payments, default, redemptions, and the payment of cash dividends and the transfer of assets. GPB also has a right of participation for any Company offering, financing, debt purchase or assignment for 36 months after the closing date. The Company is required to maintain a 6-month interest reserve of $417,000 in restricted cash. The shares underlying the GPB Note and the Warrants are to be registered by the Company through a registration rights agreement within 60 days and the registration statement is to be declared effective within 180 days. Failure to file, or to meet other criteria defined as the event date will required the Company to pay 2% of the registrable securities times the price at the event date per month, up to 12% in cash payments. On February 5, 2018, the Company entered into a Forbearance Agreement with GBP that provides relief until July 1, 2018 of the Company’s requirement to maintain an interest reserve and to complete a registration rights agreement and provides relief until April 1, 2018 of the Company’s requirement to make interest payments.  According to the Forbearance Agreement, interest payments must be current by December 31, 2018.

Securities Purchase Agreement

The Company has an outstanding note payable with a principal and accrued interest balance of $63,250 that is not considered in default as the Company received notification to freeze this account.

2018 Convertible Notes

On February 6, 2018, the Company established a private placement of convertible notes and common stock to raise approximately $1,500,000, with an over-allotment option for an additional $750,000. The convertible notes have a conversion price of $0.075 per share. The investors received shares of common stock of the Company based on an assumed purchase price of $0.075 per share and the investor is not required to pay any additional consideration for the shares of common stock. As of March 31, 2018 the Company had received $1,325,000 and converted $100,000 of accrued liabilities and issued 19,000,000 shares of common stock. The convertible notes mature five years from the closing date, have an interest rate of 12%, are secured obligations of the Company, senior to other outstanding indebtedness and are expressly subordinate to the Company’s indebtedness with GPB Debt Holdings II, LLC.

Of the total $1,425,000 received and converted, the Company received $950,000 and converted $100,000 of accrued liabilities from related parties, including Board members, and issued 14,000,000 shares of common stock.

In order to account for this instrument, we had to determine if it had an embedded beneficial conversion feature (“BCF”), which is measured at the commitment date by allocating a portion of the proceeds equal to the intrinsic value of that feature (not the fair value) to APIC. This allocation will result in a discount on the convertible instrument. The intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible.

If the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the BCF is limited to the amount of proceeds allocated to the convertible instrument. The net carrying amount should be accreted from zero to its face value over the term of the convertible debt.

For this instrument the BCF was greater than the proceeds so therefore the convertible notes of $1,425,000 had an initial debt discount of $1,425,000. Amortization expense of the debt discount during the three month period ended March 31, 2018 was $45,417.

Subordinated Convertible Notes

On September 27, 2017, the Company received $425,000 and issued $435,897 subordinated convertible debt with an original issue debt discount of $10,897 and with similar terms as the GPB Note. The Company issued 335,306 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet down side protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was $42,321. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the year ended December 31, 2017 and the three months ended March 31, 2018 was $1,351 and $8,975, respectively.

In December 2017, the Company received $350,000 and issued $358,974 subordinated convertible debt with an original issue debt discount of $8,974 and with similar terms as the GPB Note. The Company issued 276,135 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet down side protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was $28,531. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the year ended December 31, 2017 and the three month period ending March 31, 2018 was $0 and $5,511 respectively.

In January 2018, the Company received $150,000 and issued $153,847 subordinated convertible debt with an original issue debt discount of $3,847 and with similar terms as the GPB Note. The Company issued 118,343 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet downside protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was approximately $28,000. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the three months ended March 31, 2018 was $2,600.

Employee Notes Payable

On March 30, 2017, the Company agreed to pay certain employees approximately $330,000 in connection with a settlement of outstanding promissory notes and accrued vacations. The Company issued 1,029,734 warrants to purchase common stock at $0.50 a share with a term of 5 years. The fair value of the warrants of $389,000 was amortized in full during 2017. Per the terms of the agreement, the first payment of $94,000 was paid in April 2017, the second payment of $94,000 was due 30 days from signing the agreement and the final payment of $142,000 was due 60 days from signing the agreements, however the remaining payments remained due at March 31, 2018. In November 2017, the employees agreed to renegotiate the March 30, 2017 agreement in good faith with the Company as to a future payment plan mutually agreeable by all parties.  This negotiation was put on hold in 2018 until the Company’s cash situation improved, and discussions resumed in June.  It is expected that a new agreement will be completed and implemented during 2018.

Note 5.           Related Party Transactions

Included in advances – related parties are amounts to the Company’s former CFO and Chairman of the Board of $50,000 at March 31, 2018 and December 31, 2017. Also included in advances – related parties are amounts of 49,162 Euros, ($60,573 as March 31, 2018) to Ms. Ott related to two short term bridge loans. The Company has made arrangements to settle these obligations evenly over a 24 month period, starting on October 31, 2017. In addition, the Company settled obligations related to accrued salaries, vacation and related expenses totaling $152,000 owed to Mr. and Ms. Ott. The Company will make an upfront payment to each Mr. and Ms. Ott of $6,750 and will pay the remaining amount owed over a period of 18 months starting in October 2017.  The Company signed additional agreements to settle the debt owed from the US entity when the wages earned versus the German entity. The Company has paid Michaela Ott $13,978 for the three months ended March 31, 2018 related to the amount owed. The balance due to Michaela Ott at March 31, 2018 is $60,573 related to the wages owed. During the three months ended March 31, 2018, the Company has paid Michael Ott $9,544 and the remaining balance outstanding at March 31, 2018 was $41,356.

 Accrued salaries, vacation and related expenses at March 31, 2018 and December 31, 2017, includes amounts for the former CFO of approximately $1.1 million, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. See Note 7 for further discussion regarding the legal proceedings with the Company’s former CFO.

The Company received $950,000 and converted $100,000 of accrued liabilities from related parties, including Board members, and issued 14,000,000 shares of common stock (see Note 4).

Note 6.           Stockholders’ Equity

Common stock during the three months ended March 31, 2018, the Company issued a private placement of convertible notes and common stock to raise approximately $1,500,000, with an over-allotment option for an additional $750,000 (see Note 4). As of March 31, 2018, the Company had received $1,325,000 and converted $100,000 of accrued liabilities and issued 19,000,000 shares of common stock.

Of the total $1,425,000 received and converted, the Company received $950,000 and converted $100,000 of accrued liabilities from board members, and issued 14,000,000 shares of common stock.

Warrants

During the three month period ended March 31, 2018, the Company issued 118,343 warrants related to the January 2018 subordinated loan with a relative fair value of approximately $28,000.  The value of the warrants were determined using the Black-Scholes model, at an interest free rate of 1.33%, volatility of 402% and a remaining term of 5 years and a market price of $0.30 during the three months ended March 31, 2018 (see Note 4).

On March 2, 2018, the Company granted 1,062,500 warrants at an exercise price of $0.075 to TriPoint Global Equities LLC for services related to the issuance of a private placement of convertible notes (see Note 4). The estimated fair value is included in the debt discount of the 2018 convertible notes (see Note 4).

Note 7.           Commitments and Contingencies

Legal Proceedings

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at September 30, 2017 and December 31, 2017. The presiding Federal Judge has referred the lawsuit to mediation. No settlement was reach during the April 2017 meditation. The Company has proactively initiated settlement offer. In August 2017, the parties reached a Settlement Term Sheet whereby a final forbearance and settlement agreement must be filed with the magistrate judge. On November 8, 2017 the Plaintiff filed a motion to compel settlement with a meeting before a magistrate judge on November 14, 2017.

On February 20, 2018, the magistrate judge denied Plaintiff’s motion. On March 8, 2018, Plaintiff again filed a Motion to Enforce Settlement Agreement which has been opposed by the Company. On April 22, the judge ruled in favor of the Company and denied plaintiff’s motion to compel.

On May 15, 2018, a complaint was filed in the United States District Court of Northern California against the individual directors of the Company by Robert McCullough, Jr, and Dr. Zhongxi Zheng. The Company was named as a Nominal Defendant. The complaint alleges various claims including Breach of Fiduciary Obligations, Abuse of Control, Unjust Enrichment, Fraud, Intentional Misrepresentation and Negligent Representation. The suit seeks certain declaratory relief, injunctive relief and an accounting. Management believes these claims are frivolous and without any merit whatsoever, and are being filed for the sole purpose of harassing the named Defendants and to leverage a more beneficial settlement in the suit discussed in the paragraph above. Further, management believes that the suit was filed in a court having no personal jurisdiction over any of the named Defendants, The Company and individual directors will vigorously defend against this suit and seek to have it immediately dismissed. If successful, Defendants will seek attorneys’ fees and appropriate sanctions.

Note 8.           Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Total
	March 31,	December	March 31,	December	March 31,	December
	2018	31, 2017	2018	31, 2017	2018	31, 2017
Total Assets	$10,858	$11,179	$5,550	$4,777	$16,408	$15,956
Property & equipment, net	99	108	1,660	1,670	1,759	1,778
Intangible assets	10,518	10,518	-	-	10,518	10,518

	United States		Germany		Total
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017	2018	2017
Revenues:
Histology Equipment	$28	$146	$688	$768	$716	$914
Histology Consumables	92	104	588	573	680	677
Cytology Consumables	-	-	109	300	109	300
Total Revenues	$120	$250	$1,385	$1,641	$1,505	$1,891
Net loss	$(949)	$(570)	$(453)	$(385)	$(1,402)	$(955)

Note 9.           Subsequent Events

On April 26, 2018, the Company consummated the closing of Securities Purchase Agreements (the “Purchase Agreements”) with two accredited investors, both of whom are directors of the Company (“Purchasers”), pursuant to which the Company issued to the Purchasers secured promissory notes in the aggregate principal amount of $610,000 (the “Notes”) in consideration of an aggregate of $580,000 in cash, and $30,000 of which constitutes the conversion of accrued liabilities owed by the Company to one of the Purchasers. The Notes mature on the 60th month anniversary date following the Closing Date, as defined in the Notes (the “Maturity Date”). Accrued interest shall be paid in restricted common stock of the Company calculated at a value of $0.075 per share and on the basis of a 360-day year and shall accrue and compound monthly. The Notes are secured by security agreements (the “Security Agreements”) and shall represent perfected senior liens on all of the assets of the Company and its subsidiaries and will be subordinate to the obligation entered into with GPB Debt Holdings II, LLC and the affiliated subordinate investors on September 26, 2017. The Notes shall bear interest at a rate of 12% per annum. In addition, and in accordance with the terms of the Purchase Agreements, the Purchasers are to be issued 8,133,334 shares of the Company’s restricted common stock based on an assumed purchase price at $0.075 per share (the “Shares”). The Purchasers shall have piggy-back registration rights with respect to the Shares.

Under the same terms as described above, on May 9, 2018, the Company consummated the closing of Securities Purchase Agreements (the “Purchase Agreements”) with two accredited investors, pursuant to which the Company issued to the Purchasers secured promissory notes in the aggregate principal amount of $250,000 (the “Notes”) in consideration of an aggregate of $250,000 in cash, and the Purchasers are to be issued an aggregate of 3,333,333 shares of restricted common stock based upon an assumed purchase price at $0.075 per share.

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

On June 13, 2018 the Company successfully completed its major 3-year audit for the ISO 9001 quality standard, and its certification was renewed for another 3 years.  This is a direct result of our renewed focus on product and process quality over the past year.

China is an important market to the Company and we have addressed several product quality issues described under Revenue and Results of Operations elsewhere within this Report.  China is an important market to the Company and in 2017 we addressed several product quality, service and training issues.  Sales in China were negligible during the first quarter of 2018, but the Company has booked over $200,000 so far in the second quarter and the outlook for the year is to continue growing that trend.

The Company’s cytology product line (non-Gyn and Gyn applications) revenue was lower in Europe during the first quarter of 2018 because product was not available to ship to meet demand, due to working capital constraints and late delivery from suppliers.  The Company is in the process of moving forward the submission of an application to the US Food and Drug Administration (“FDA”) for SureThin Gyn applications. The Company will be able to compete with the dominant suppliers in this $600 million market and target major strategic lab partners. The impact of the gynecology segment SureThin solution in the US market will drive significant new revenue and gross margin improvement opportunities moving forward.

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

For the cytology market, MEDITE offers a wide range of consumable products and equipment; in particular for liquid-based cytology which is an important tool in cancer screening and detection in the field of cervical, bladder, breast, lung and other cancer types.

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

Currently, the Company’s sales are primarily generated in Euro currency. For the three months ended March 31, 2018 the average EUR-USD exchange rate was 1.22921 compared to 1.0655 for the three months ended March 31, 2017 (ODNDA) a significant increase. The stronger Euro is favorable to revenue reporting since 90% of the Company’s revenue is in Euro, but also increases COGS for products sold in the U.S. and other countries conducting business in USD (including China). Overall, the stronger Euro is favorable to revenue reporting.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report and the notes thereto, and our audited consolidated financial statements and notes thereto, as well as our Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on May 17, 2018.

Three months ended March 31, 2018 as compared to the three months ended March 31, 2017 (in thousands USD)

Net Sales

Net sales for the three months ended March 31, 2018, was $1,505 as compared to $1,891 for the three months ended March 31, 2017.  Net sales decreased by $386 or 20.4 % as a result of a decreased by $195 in equipment sales and a $191 decrease in Cytology consumable sales during the first quarter of 2018. This was the result of funding issues early in the first quarter of 2018. Sales by month have been trending upward each month this year.

Costs of Revenue

Cost of revenues were $1,170, or 78% of the revenues for the three months ended March 31, 2018, as compared to $1,211, or 64% of the revenues for the three months ended March 31, 2017. The cost of revenue consisted of higher manufacturing and fixed costs during 2018 due delays in sourcing parts and some installation issues.

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

For the first quarter 2018, research and development expenses decreased to $305 compared to $425 for the first quarter 2017. The Company reduced the number of R&D staff by two employees in the first quarter of 2018.

Selling, General and Administrative

For the first quarter 2018, SG&A expenses were $919 as compared to $782 for the first quarter 2017. The first quarter 2018 included increased professional fees and increased financing fees resulting from the result of the increased convertible debt financing for GPB Debt Holdings II, LLC (“GPB”) convertible notes payable and 2018 convertible notes (see Note 4 of the accompanying condensed consolidated financial statements).

 Operating Loss

The operating loss of $960 for the first quarter of 2018 compares to MEDITE’s operating loss of $576 for the first quarter of 2017 and is directly related to lower sales for the period offset by lower research and development costs discussed above.

Interest Expense

Interest expenses increased by 132% to $447 in the three months ended March 31, 2018, compared to $193 for the three months ended March 31, 2017. The increase in interest expense in was the result of the increased convertible debt financing for GPB convertible notes payable and 2018 convertible notes (see Note 4 of the accompanying condensed consolidated financial statements).

Net Loss

The net loss for the quarter ended March 31, 2018, totaled $1,402, as compared to net loss of $955 for the quarter ended March 31, 2017. The loss for 2018 directly related to lower sales for the period and higher SG&A expenses discussed above.

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

For the three months ended March 31, 2018, we used net cash in operations of approximately $1,641 compared to $645 for the same period in 2017. During 2018, cash used in operations consisted of loss from operations, offset by amortization of debt discounts and debt issuance costs.

For the three months ended March 31, 2018, net cash used in investing activities were $2 compared to $16 for the same period in 2017.  The improvement in this activity relates to lower purchases of equipment in 2018 compared to 2017.

For the three months ended March 31, 2018, financing activities provided $1,428 compared to $914 provided by financing activities for the same period in 2017. On February 6, 2018, the Company established a private placement of convertible notes and common stock to raise approximately $1,500,000, with an over-allotment option for an additional $750,000. The convertible notes have a conversion price of $0.075 per share. The investors received shares of the Company based on an assumed purchase price of $0.075 per share and the investor is not required to pay any additional consideration for the common stock. As of March 31, 2018 the Company had received $1,325,000 and converted $100,000 of accrued liabilities and issued 19,000,000 shares of common stock. The convertible notes mature five years from the closing date, have an interest rate of 12%, are secured obligations of the Company senior to other outstanding indebtedness and are expressly subordinate to the Company’s indebtedness with GPB.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At March 31, 2018, the Company’s cash balance was $153,000 and its operating losses for the year ended December 31, 2017 and for the three months March 31, 2018 have used most of the Company’s liquid assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company has approximately $78,000 in working capital as of March 31, 2018 compared to negative working capital of approximately $318,000 on December 31, 2017.  The Company raised additional cash of $1.5 million from the issuance of convertible notes payable starting in the first quarter of 2018 (see Note 4 of the accompanying condensed consolidated financial statements).

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On May 15, 2018, a complaint was filed in the United States District Court of Northern California against the individual directors of the Company by Robert McCullough, Jr, and Dr. Zhongxi Zheng. The Company was named as a Nominal Defendant. The complaint alleges various claims including Breach of Fiduciary Obligations, Abuse of Control, Unjust Enrichment, Fraud, Intentional Misrepresentation and Negligent Representation. The suit seeks certain declaratory relief, injunctive relief and an accounting. Management believes these claims are frivolous and without any merit whatsoever, and are being filed for the sole purpose of harassing the named Defendants and to leverage a more beneficial settlement in the suit discussed in the paragraph above. Further, management believes that the suit was filed in a court having no personal jurisdiction over any of the named Defendants, The Company and individual directors will vigorously defend against this suit and seek to have it immediately dismissed. If successful, Defendants will seek attorneys’ fees and appropriate sanctions.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On February 6, 2018, the Company established a private placement of convertible notes and common stock to raise approximately $1,500,000, with an over-allotment option for an additional $750,000. The convertible notes have a conversion price of $0.075 per share. The investors received shares of the Company based on an assumed purchase price of $0.075 per share and the investor is not required to pay any additional consideration for the common stock. As of March 31, 2018 the Company had received $1,325,000 and converted $100,000 of accrued liabilities and issued 19,000,000 shares of common stock. The convertible notes mature five years from the closing date, have an interest rate of 12%, are secured obligations of the Company senior to other outstanding indebtedness and are expressly subordinate to the Company’s indebtedness with GPB.

Item 3.           Defaults upon Senior Securities.

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

MEDITE Cancer Diagnostics, Inc.

Date: June 22, 2018	/s/ Stephen Von Rump
Stephen Von Rump
Chief Executive Officer

Date: June 22, 2018	/s/ Stephen Von Rump
Stephen Von Rump
Chief Financial Officer