Form 10-Q
period 2018-06-30
Medite Cancer Diagnostics, Inc.
filed 2018-08-10
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ..

Commission File number 000-00935

 MEDITE CANCER DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4296006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10524 Moss Park Rd. Ste-204-357, Orlando, FL	32832
(Address of principal executive offices)	(Zip Code)

(407) 996-9630
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE, AT August 10, 2018: 73,506,201 shares

MEDITE Cancer Diagnostics, Inc.

QUARTERLY REPORT ON FORM 10-Q

-i-

PART I. — FINANCIAL INFORMATION

Item 1 .           Financial Statements

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2018	December 31,
	(unaudited)	2017
Assets
Current Assets:
Cash	$47	$73
Restricted cash	35	417
Accounts receivable, net of allowance for doubtful accounts of $452 and $439	910	453
Inventories	2,828	2,403
Prepaid expenses and other current assets	321	118
Total current assets	4,141	3,464

Property and equipment, net	1,608	1,778
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	338	196
Total assets	$16,605	$15,956

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,127	$3,252
Current portion of long-term debt	50	50
Notes due to employees, current portion	326	326
Advances – related party	119	154
Total current liabilities	3,622	3,782

Long-term debt, net of current portion and debt discounts	5,394	4,869
Notes due to employees, net of current portion	-	45
Deferred tax liability	1,485	1,485
Total liabilities	10,501	10,181

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding (liquidation value of all classes of preferred stock $2,670 and $2,624 as of June 30, 2018 and December 31, 2017, respectively)	962	962
Common stock, $0.001 par value; 100,000,000 shares authorized, 60,706,201 and 28,906,081 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	61	29
Additional paid-in capital	16,216	13,750
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(648)	(444)
Accumulated deficit	(10,160)	(8,195)
Total stockholders’ equity	6,104	5,775
Total liabilities and stockholders’ equity	$16,605	$15,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,
	2018	2017

Net sales	$2,275	$1,277
Cost of revenues	1,215	1,228
Gross profit	1,060	49

Operating expenses:
Depreciation and amortization expense	68	54
Research and development	258	329
Selling, general and administrative	762	1,228
Total operating expenses	1,088	1,611
Operating loss	(28)	(1,562)

Other (income) expense:
Interest expense, net	540	67
Other income, net	(9)	(8)
Total other expense, net	531	59
Loss before income taxes	(559)	(1,621)

Provision for income taxes	4	4
Net loss	(563)	(1,625)

Preferred dividend	(23)	(23)
Net loss available to common stockholders	$(586)	$(1,648)

Loss per share
Net loss available to common stockholders	$(586)	$(1,648)
Basic and diluted loss per share	$(0.01)	$(0.06)
Weighted average basic and diluted shares outstanding	55,465,112	25,866,163

Condensed consolidated statements of comprehensive loss
Net loss	$(563)	$(1,625)
Other comprehensive income (loss)
Foreign currency translation adjustments	(279)	212
Comprehensive loss	$(842)	$(1,413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except shares and per share amounts)

	Six Months Ended June 30,
	2018	2017

Net sales	$3,780	$3,168
Cost of revenues	2,385	2,439
Gross profit	1,395	729

Operating expenses:
Depreciation and amortization expense	139	103
Research and development	563	754
Selling, general and administrative	1,681	2,010
Total operating expenses	2,383	2,867
Operating loss	(988)	(2,138)

Other (income) expense:
Interest expense, net	987	260
Loss on extinguishment of notes due to employees	-	158
Other (income) expense, net	(14)	20
Total other expense, net	973	438
Loss before income taxes	(1,961)	(2,576)

Provision for income taxes	4	4
Net loss	(1,965)	(2,580)

Preferred dividend	(46)	(46)
Net loss available to common stockholders	$(2,011)	$(2,626)

Loss per share
Net loss available to common stockholders	$(2,011)	$(2,626)
Basic and diluted loss per share	$(0.04)	$(0.11)
Weighted average basic and diluted shares outstanding	47,399,995	24,411,435

Condensed consolidated statements of comprehensive loss
Net loss	$(1,965)	$(2,580)
Other comprehensive income (loss)
Foreign currency translation adjustments	(204)	159
Comprehensive loss	$(2,169)	$(2,421)

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,965)	$(2,580)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	139	103
Amortization of debt discounts and debt issuance costs	413	-
Provision for doubtful accounts	-	62
Stock-based compensation	85	63
Estimated fair value of warrants issued in connection with secured promissory notes	-	162
Loss on extinguishment of notes due to employees	-	158
Amortization of shares issued for prepaid consulting services	-	6
Changes in operating assets and liabilities:
Accounts receivable	(482)	302
Inventories	(502)	114
Prepaid expenses and other assets	(366)	(95)
Accounts payable and accrued expenses	22	313
Net cash used in operating activities	(2,656)	(1,392)

Cash flows from investing activities:
Purchases of equipment	(4)	(27)
Net cash used in investing activities	(4)	(27)

Cash flows from financing activities:
Net repayments on lines of credit	-	(24)
Repayment of secured promissory notes	-	(167)
Repayment of notes due to employees	(45)	(155)
Proceeds from convertible debt	2,394	-
Repayments on related party advances	(34)	-
Proceeds from common stock subscribed	-	25
Proceeds from sale of common stock, net of issuance costs	-	2,000
Net cash provided by financing activities	2,315	1,679

Effect of exchange rates on cash	(63)	42
Net change in cash and restricted cash	(408)	302
Cash and restricted cash at beginning of period	490	108
Cash and restricted cash at end of the period	$82	$410

Supplemental disclosure of cash flow information:
Cash paid for interest	$246	$97
Cash paid for income taxes	$-	$24

Reconciliation of cash and restricted cash at end of period:
Cash	$47	$410
Restricted cash	35	-

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for services	$-	$25
Issuance of common stock subscribed	$-	$25
Conversion of secured promissory note plus accrued interest into common stock	$-	$58
Fair value of common stock issued with debt recorded as a debt discount	$2,385	$-
Accrued liabilities exchanged for convertible note payable	$130	$-
Estimated fair value of warrants recorded as debt discount	$28	$-

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
(Tabular data in thousands, except share and per share amounts)

Note 1.           Organization

The Company

MEDITE Cancer Diagnostics, Inc. (“MDIT”, “MEDITE”, “we”, “us” or the “Company”) was incorporated in Delaware in December 1998.

These statements include the accounts of MEDITE Cancer Diagnostics, Inc. and its wholly owned subsidiaries, which consists of MEDITE Enterprise, Inc., MEDITE GmbH, Burgdorf, Germany and MEDITE Lab Solutions Inc., Orlando, USA. In 2017, the Company made the decision to integrate CytoGlobe into Medite GmbH.  CytoGlobe had been operating as a separate company focused on cytology products (equipment and consumables) with separate personnel and financial reporting that was consolidated into Medite GmbH.  As the CytoGlobe brand became less important over time and customers purchased both cytology and histology products from Medite, it no longer made sense to keep CytoGlobe as a separate company.  Therefore, it was integrated from a financial, operational and product portfolio perspective into Medite GmbH.

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

Note 2.           Summary of Significant Accounting Policies

Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended June 30, 2018 and 2017 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K for the year ended December 31, 2017 filed on May 17, 2018 and other filings with the Securities and Exchange Commission.

In preparing the accompanying condensed consolidated accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At June 30, 2018, the Company’s cash balance was $47,000 and its operating losses for the year ended December 31, 2017 and for the three and six months ended June 30, 2018 have used most of the Company’s liquid assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company has approximately $519,000 in working capital as of June 30, 2018 compared to negative working capital of approximately $318,000 on December 31, 2017.  The Company raised additional cash of $3.2 million from the issuance of convertible notes payable starting in the first half of 2018 through the date of this filing (see Notes 4 and 9).

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

Payments from customers for most instruments, consumables and services are typically due in a fixed number of days after shipment or delivery of the product. For certain international equipment orders a prepayment is required. The balance of the customer deposits is reflected in our accrued liabilities and was $62,540 as of June 30, 2018.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method and the if-converted method. MEDITE’s calculation of diluted net loss per share excludes potential common shares for the three and six month periods ended June 30, 2018 and 2017 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

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

Note 3. Inventories

The following is a summary of the components of inventories (in thousands):

	June 30,	December 31,
	2018	2017
	(Unaudited)

Raw materials	$1,596	$1,220
Work in process	40	44
Finished goods	1,192	1,139
	$2,828	$2,403

Note 4.           Debt

The Company’s outstanding debt was as follows as of (in thousands):
	June 30,	December 31,
	2018	2017
	(Unaudited)

Secured promissory note	$50	$50
Subordinated convertible notes payable	1,085	932
GPB Debt Holdings II, LLC Convertible note payable	5,356	5,356
2018 convertible notes payable	2,385	-
Total	8,876	6,338

Discount on convertible notes payable	(3,432)	(1,419)
Less current portion of long-term debt	(50)	(50)
Long-term debt	$5,394	$4,869

GPB Debt Holdings II, LLC (“GPB”) Convertible Note Payable

On September 26, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with GPB, pursuant to which the Company issued to GPB (i) a secured convertible promissory note in the aggregate principal amount of $5,356,400 (the “GPB Note”) at a purchase price equal to 97.5% of the face value of the of the original $5 million GPB Note and an additional discount of 300,000 Euro ($356,400 at September 26, 2017) considered an additional purchase discount, with the Company receiving net proceeds of $4.7 million and (ii) a warrant to purchase an aggregate of 4,120,308 shares of common stock of the Company (the “Warrant”). The Company allocated the proceeds received to the GPB Note and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of the GPB Note to interest expense. The estimated relative fair value of the warrants was $520,052. Amortization expense of the debt discount, which includes original issue discount, loan fees and the warrant value, during the three and six months ended June 30, 2018 was $114,437 and $228,875, respectively. The GPB Note matures on the 36th month anniversary date following the Closing Date, as defined in the GPB Note (the “Maturity Date”). The GPB Note is secured by a senior secured first priority security interest on all of the assets of the Company and its subsidiaries evidenced by a security agreement (the “Security Agreement”). Each subsidiary also entered into a guaranty agreement pursuant to which the subsidiaries have guaranteed all obligations of the Company to the GPB. The GPB Note bears interest at a rate of 13.25% per annum (which interest is increased to 18.25% upon an Event of Default). The GPB Note is initially convertible at a price of $0.65 (the “Conversion Price”) into 8,240,615 shares of common stock. There was no discount relate to the conversion feature. The exercise price of the Warrant is subject to a ratchet downside protection with a $0.30 per share floor price in the event the Company issues additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. The GPB Note is being amortized quarterly at a rate of 10% of the face value of the Note beginning on month 24, with the remaining 60% due at the Maturity Date. There is a flat 3% success fee which allows for the prepayment of the GPB Note and applies to the payment of principal during the Term through the Maturity Date. The GPB Note contains customary events of default. The GPB Note contains certain covenants, such as restrictions on the incurrence of indebtedness, the existence of liens, the payment of restricted payments, default, redemptions, and the payment of cash dividends and the transfer of assets. GPB also has a right of participation for any Company offering, financing, debt purchase or assignment for 36 months after the closing date. The Company is required to maintain a 6-month interest reserve of $417,000 in restricted cash. The shares underlying the GPB Note and the Warrants are to be registered by the Company through a registration rights agreement within 60 days and the registration statement is to be declared effective within 180 days. Failure to file, or to meet other criteria defined as the event date will required the Company to pay 2% of the registrable securities times the price at the event date per month, up to 12% in cash payments. On February 5, 2018, the Company entered into a Forbearance Agreement with GBP that provides relief until July 1, 2018 of the Company’s requirement to maintain an interest reserve and to complete a registration rights agreement and provides relief until April 1, 2018 of the Company’s requirement to make interest payments.  According to the Forbearance Agreement, interest payments must be current by December 31, 2018.

On June 29, 2018, the Company signed a first amendment to the Forbearance Agreement with GPB, whereby GPB agreed to forbear its exercise of registration rights pursuant to Section 4.9 of the SPA, and with respect to the maintenance of the required interest reserve account pursuant to Section 4.14 of the SPA, until September 30, 2018. The Company is in compliance with the Forbearance Agreement as of the date of this filing.

2015 Securities Purchase Agreement

The Company has an outstanding secured promissory note with a principal balance of $50,000 and an accrued interest balance of $13,250 that is not considered in default as the Company received notification to freeze this account.

2018 Convertible Notes

On February 6, 2018, the Company established a private placement of convertible notes and common stock to raise approximately $1,500,000, with an over-allotment option for an additional $750,000. The convertible notes have a conversion price of $0.075 per share. The investors received shares of common stock of the Company based on an assumed purchase price of $0.075 per share and the investor is not required to pay any additional consideration for the shares of common stock. As of June 30, 2018 the Company had received gross proceeds of $2,255,009, converted $130,000 of accrued liabilities and issued 31,800,120 shares of common stock. The convertible notes mature five years from the closing date, have an interest rate of 12%, are secured obligations of the Company, senior to other outstanding indebtedness and are expressly subordinate to the Company’s SPA with GPB.

Of the total $2,385,009 received and converted, the Company received $1,630,000 and converted $130,000 of accrued liabilities into convertible debt from related parties, including board members, and issued 23,466,667 shares of common stock.

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

For the 2018 convertible notes the BCF was greater than the proceeds so therefore the convertible notes of $2,385,009 had an initial debt discount of $2,385,009. Amortization expense of the debt discount during the three and six month period ended June 30, 2018 was $104,916 and $150,333, respectively.

Subordinated Convertible Notes

On September 27, 2017, the Company received $425,000 and issued $435,897 subordinated convertible debt with an original issue debt discount of $10,897 and with similar terms as the GPB Note. The Company issued 335,306 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet down side protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was $42,321. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the three and six months ended June 30, 2018 was $8,975 and $17,950, respectively.

In December 2017, the Company received $350,000 and issued $358,974 subordinated convertible debt with an original issue debt discount of $8,974 and with similar terms as the GPB Note. The Company issued 276,135 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet down side protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was $28,531. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the three and six month period ending June 30, 2018 was $5,510 and $11,021, respectively.

In January 2018, the Company received $150,000 and issued $153,847 subordinated convertible debt with an original issue debt discount of $3,847 and with similar terms as the GPB Note. The Company issued 118,343 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet downside protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was approximately $28,000. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the three and six months ended June 30, 2018 was $2,629 and $5,229, respectively.

Employee Notes Payable

On March 30, 2017, the Company agreed to pay certain employees approximately $330,000 in connection with a settlement of outstanding promissory notes and accrued vacations. The Company issued 1,029,734 warrants to purchase common stock at $0.50 a share with a term of 5 years. The fair value of the warrants of $389,000 was amortized in full during 2017. Per the terms of the agreement, the first payment of $94,000 was paid in April 2017, the second payment of $94,000 was due 30 days from signing the agreement and the final payment of $142,000 was due 60 days from signing the agreements, however the remaining payments, including interest, remained due at June 30, 2018 totaling $326,000. In November 2017, the employees agreed to renegotiate the March 30, 2017 agreement in good faith with the Company as to a future payment plan mutually agreeable by all parties.  This negotiation was put on hold in 2018 until the Company’s cash situation improved, and discussions resumed in June.  It is expected that a new agreement will be completed and implemented during 2018.

Note 5.           Related Party Transactions

Included in advances – related parties are amounts to the Company’s former CFO and Chairman of the Board of $50,000 at June 30, 2018 and December 31, 2017. Also included in advances – related parties are amounts of 39,892 Euros, ($46,594 as June 30, 2018) to Ms. Michaela Ott, stockholder and former CEO of the Company, related to two short term bridge loans. The Company has made arrangements to settle these obligations evenly over a 24 month period, starting on October 31, 2017. In addition, the Company settled obligations related to accrued salaries, vacation and related expenses totaling $152,000 owed to Mr. Michael Ott, stockholder and former COO of the Company, and Ms. Ott. The Company will make an upfront payment to each Mr. and Ms. Ott of $6,750 and will pay the remaining amount owed over a period of 18 months starting in October 2017.  The Company signed additional agreements to settle the debt owed from the US entity when the wages earned versus the German entity. The Company has paid Ms. Ott $27,957 during the six months ended June 30, 2018 related to the amount owed. The balance due to Ms. Ott at June 30, 2018 is $46,594 related to the wages owed. During the six months ended June 30, 2018, the Company has paid Mr. Ott $9,544 and the remaining balance outstanding at June 30, 2018 was $41,356.

Accrued salaries, vacation and related expenses at June 30, 2018 and December 31, 2017, includes amounts for the former CFO of approximately $1.1 million, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. See Note 7 for further discussion regarding the legal proceedings with the Company’s former CFO.

During the six months ended June 30, 2018, the Company entered into a subordinated convertible note and 2018 convertible notes (see Note 4). The Company received $1,780,000 of gross proceeds and converted $130,000 of accrued liabilities from related parties, including board members, and issued 23,466,667 shares of common stock.

Note 6.           Stockholders’ Equity

During the six months ended June 30, 2018, the Company received gross proceeds of $2,255,009 and converted $130,000 of accrued liabilities into convertible notes payable and issued 31,800,120 shares of common stock pursuant to the terms of the 2018 convertible notes. (See Note 4)

Of the total $2,385,009 received and converted, the Company received $1,630,000 and converted $130,000 of accrued liabilities from related parties, including board members, and issued 23,466,667 shares of common stock.

Warrants

During the six month period ended June 30, 2018, the Company issued 118,343 warrants related to the January 2018 subordinated loan with a relative fair value of approximately $28,000.  The value of the warrants were determined using the Black-Scholes model, at an interest free rate of 1.33%, volatility of 402% and a remaining term of 5 years and a market price of $0.30 during the six months ended June 30, 2018 (see Note 4).

On March 2, 2018, the Company granted 1,062,500 warrants at an exercise price of $0.075 to TriPoint Global Equities LLC for services related to the issuance of a private placement of convertible notes (see Note 4). The estimated fair value is included in the debt discount of the 2018 convertible notes (see Note 4).

Note 7.           Commitments and Contingencies

Legal Proceedings

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at June 30, 2018 and December 31, 2017. The presiding Federal Judge has referred the lawsuit to mediation. No settlement was reach during the April 2017 meditation. The Company has proactively initiated settlement offer. In August 2017, the parties reached a Settlement Term Sheet whereby a final forbearance and settlement agreement must be filed with the magistrate judge. On November 8, 2017 the Plaintiff filed a motion to compel settlement with a meeting before a magistrate judge on November 14, 2017.

On February 20, 2018, the magistrate judge denied Plaintiff’s motion. On March 8, 2018, Plaintiff again filed a Motion to Enforce Settlement Agreement which has been opposed by the Company. On April 22, the judge ruled in favor of the Company and denied plaintiff’s motion to compel. The judge also instructed counsels for the Plaintiff and Defendant to conduct depositions and prepare pre-trial orders. Depositions have been completed and both sides have submitted drafts of the pre-trial order. A status hearing is set for September 6, 2018 to review the order. In the meantime, the Company has continued to reach out to the former CFO to discuss a possible settlement.

On May 15, 2018, a complaint was filed in the United States District Court of Northern California against the individual directors of the Company by Robert McCullough, Jr, and Dr. Zhongxi Zheng. The Company was named as a Nominal Defendant. The complaint alleges various claims including Breach of Fiduciary Obligations, Abuse of Control, Unjust Enrichment, Fraud, Intentional Misrepresentation and Negligent Representation. The suit seeks certain declaratory relief, injunctive relief and an accounting. Management believes these claims are frivolous and without any merit whatsoever, and are being filed for the sole purpose of harassing the named Defendants and to leverage a more beneficial settlement in the suit discussed in the paragraph above. Further, management believes that the suit was filed in a court having no personal jurisdiction over any of the named Defendants, The Company and individual directors will vigorously defend against this suit and seek to have it dismissed. If successful, Defendants will seek attorneys’ fees and appropriate sanctions.

Note 8.           Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Total
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Total assets	$11,142	$11,179	$5,463	$4,777	$16,605	$15,956
Property and equipment, net	88	108	1,520	1,670	1,608	1,778
Intangible assets	10,518	10,518	-	-	10,518	10,518

	United States		Germany		Total
For the three months ended	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017	2018	2017
Revenues:
Histology Equipment	$82	$38	$1,421	$225	$1,503	$263
Histology Consumables	81	136	552	667	633	803
Cytology Consumables	-	-	139	211	139	211

Total Revenues	$163	$174	$2,112	$1,103	$2,275	$1,277

Net Income (Loss)	$(1,006)	$(667)	$443	$(958)	$(563)	$(1,625)

	United States		Germany		Total
For the six months ended	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Histology Equipment	$110	$184	$2,109	$993	$2,219	$1,177
Histology Consumables	173	240	1,140	1,240	1,313	1,480
Cytology Consumables	-	-	248	511	248	511

Total Revenues	$283	$424	$3,497	$2,744	$3,780	$3,168

Net Loss	$(1,955)	$(1,237)	$(10)	$(1,343)	$(1,965)	$(2,580)

Note 9.           Subsequent Events

Subsequent to June 30, 2018, the Company entered into and closed Securities Purchase Agreements (the “Purchase Agreements”) with accredited investors (“Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $930,000 (the “Notes”). The Notes mature on the 60th month anniversary date following the Closing Date, as defined in the Notes (the “Maturity Dates”). Accrued interest shall be paid in restricted common stock of the Company calculated at a value of $0.075 per share and on the basis of a 360-day year and shall accrue and compound monthly. The Notes are secured by security agreements (the “Security Agreements”) and shall represent a perfected senior lien on all of the assets of the Company and its subsidiaries and will be subordinate to the obligation entered into with GPB and the affiliated subordinate investors on September 26, 2017. The Notes shall bear interest at a rate of 12% per annum. In addition, and in accordance with the terms of the Purchase Agreements, the Purchasers were issued an aggregate amount of 12,400,000 shares of the Company’s restricted common stock at $0.075 per share (the “Shares”). The Purchasers shall have piggy-back registration rights with respect to the Shares.

 On July 9, 2018, a director of the Company agreed to convert $30,000 of outstanding debt owed to him by the Company upon the same terms to the Purchase Agreements and Notes set forth above. The Company agreed to issue to the director 400,000 shares the Company’s restricted common stock at $0.075 per share.

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

Overview of MEDITE Cancer Diagnostics, Inc.

MEDITE Cancer Diagnostics, Inc. (the “Company”, “MEDITE”, “it”, “we”, or “us”), develops, manufactures, markets and sells MEDITE branded products (instruments and consumables), in the areas of histology and cytology. These premium medical devices and consumables are for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. Depending upon the type of cancer, segments within the current target market of approximately $5.8 billion are growing at annual rates between 10% and 30%. The well-established brand of MEDITE is widely known and remains a professional description of the Company’s business. The Company’s trading symbol is “MDIT”.

In 2018, the Company continued its focus on implementation of several growth opportunities including enhanced distribution of core products through sales and distribution channels, newly developed patented assays, new laboratory devices and several marketing projects like the introduction of the SureCyte C1 fluorogenic stain worldwide.  The Company has approximately 57 employees in two countries, a distribution network in over 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

On June 13, 2018, the Company successfully completed its major 3-year audit for the ISO 9001 quality standard, and its certification was renewed for another 3 years.  This is a direct result of our renewed focus on product and process quality over the past year.

China is an important market to the Company and in 2018 we have continued to address and improve upon several product quality, service and training issues.  Sales in China were negligible during the first quarter of 2018, but the Company booked over $300,000 in the second quarter and has received additional orders for nearly $1,000,000.

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

Management believes that 2017 and 2018 developments allowed the Company to more fully leverage the products and biomarker solutions from the original CytoCore component of MEDITE. The first entry is the introduction of the SureCyte C1 fluorogenic instant stain, offering tremendous opportunities for lab efficiencies and enhanced patient care. C1 is the first of many new offerings under the SureCyte brand that will ultimately include algorithms for computer-assisted analysis and advanced assays for micro-environment analysis. The Company is currently conducting informal studies with several labs in the U.S. and Europe and is also conducting a formal study with a hospital in China in partnership with UNIC. CI has recently received the CE Mark in the EU.

As part of early SureCyte marketing activities, the Company is working with numerous U.S. and European Key Opinion Leaders (KOLs) and clinical sites to test the C1 stain, provide feedback on the overall product line plans, and to create white papers and publish articles in highly-recognized peer-reviewed journals and conferences.

The Company began manufacturing its new cryostat line during the second quarter of 2018 and has already delivered units to some customers. This enhanced microtome and cryostat product line will allow MEDITE to meet the anticipated demand for these instruments as well as enhance its worldwide distribution channel through its suppliers including China.

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

Outlook

Due to promising innovative new products for cancer risk assessment and an increasing number of distribution contracts executed in recent years, management believes the profitability and cash-flow of the business will grow and improve. Significant on-going manufacturing issues have been identified and addressed, and additional operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development, 2.) Increasing sales in the U.S. to optimize the excellent sales/distribution channels available there and 3.) Invigorate the distribution networks for EU/ROW and continue to expand Chinese market sales by broadening the Company’s collaboration with the local distributor UNIC. The Company also will work on continuously optimizing manufacturing capacity and planning to increase gross margin. Implementation of these plans are contingent upon securing additional debt and/or equity financing, which was completed through July 2018 (see Subsequent Events). If the Company is unable to generate profitable sales revenue or alternatively obtain additional capital, we may be required to curtail product development and other activities. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Currently, the Company’s sales are primarily generated in Euro currency. For the six months ended June 30, 2018 the average EUR-USD exchange rate was 1.2105 compared to 1.0821 for the six months ended June 30, 2017 (OANDA) a significant increase. The stronger Euro is favorable to revenue reporting since over 90% of the Company’s revenue is in Euro, but also increases COGS for products sold in the U.S. and other countries conducting business in USD (including China). Overall, the stronger Euro is favorable to revenue reporting.

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

Three months ended June 30, 2018 as compared to the three months ended June 30, 2017 (in thousands USD)

Net Sales

Net sales for the three months ended June 30, 2018, was $2,275 as compared to $1,277 for the three months ended June 30, 2017.  Net sales increased by $998 or 78.2 % as a result of an increase of $1,240 in equipment sales offset by a $170 decrease in Histology consumables and a $72 decrease in Cytology consumable sales during the second quarter of 2018. This was the result of funding received late first quarter and early second quarter of 2018. Sales by month have been trending upward each month this year.

Costs of Revenue

Cost of revenues were $1,215, or 53.4% of the revenues for the three months ended June 30, 2018, as compared to $1,228, or 96.2% of the revenues for the three months ended June 30, 2017. The cost of revenue in the second quarter of 2018 was consistent with the anticipated margins for the product mix sold.

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

For the second quarter 2018, research and development expenses decreased to $258 compared to $329 for the second quarter 2017. The Company reduced the number of R&D staff by two employees in the first quarter of 2018.

Selling, General and Administrative

For the second quarter 2018, SG&A expenses were $762 as compared to $1,228 for the second quarter 2017. The reduction is due mostly to reduced staff and associated salary costs during the first six months of 2018. Also, the organization in Burgdorf, Germany consolidated its operations from two buildings to one, eliminating the rent and other expenses associated with the additional building.

 Operating Loss

The operating loss of $28 for the second quarter of 2018 compares to the operating loss of $1,562 for the second quarter of 2017 and is directly related to higher sales for the period offset by lower research and development costs and SG&A costs discussed above.

Interest Expense

Interest expense increased by 706% to $540 in the three months ended June 30, 2018, compared to $67 for the three months ended June 30, 2017. The increase in interest expense in was the result of the increased convertible debt financing for the GPB convertible note payable and 2018 convertible notes (see Note 4 of the accompanying condensed consolidated financial statements).

Net Loss

The net loss for the quarter ended June 30, 2018, totaled $563, as compared to net loss of $1,625 for the quarter ended June 30 2017. The reduction in year over year loss for 2018 was directly related to higher sales for the period and lower R&D and SG&A expenses discussed above.

Six months ended June 30, 2018 as compared to the six months ended June 30, 2017 (in thousand USD)

Net Sales

Net sales for the six months ended June 30, 2018 was $3,780 as compared to $3,168 for the six months ended June 30, 2017.  Net sales increased by $612 or 19.3 % as a result of an increase of $1,042 in equipment sales offset by a $167 decrease in Histology consumables and a $263 decrease in Cytology consumable sales during the six months ended June 30, 2018.

Costs of Revenue

Cost of revenues were $2,385, or 63% of the revenues for the six months ended June 30, 2018, as compared to $2,439, or 77% of the revenues for the six months ended June 30, 2017. The lower cost of revenue in 2018 was the result of the fixed labor cost being spread over the higher revenue sales. The cost of revenue consisted of higher manufacturing and fixed costs during 2017 due solely to delays in sourcing parts. The Company has historically experienced cost of revenue as a percentage of revenue of between 58% and 65%.

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

For the six months ended June 30, 2018, research and development expenses decreased to $563 compared to $754 for the same period in 2017. The Company reduced the number of R&D staff by two employees in the first quarter of 2018.

Selling, General and Administrative

For the six months ended June 30, 2018, SG&A expenses were $1,681 as compared to $2,010 for the same period in 2017.  The reduction is due mostly to reduced staff and associated salary costs during the first six months of 2018. Also, the organization in Burgdorf, Germany consolidated its operations from two buildings to one, eliminating the rent and other expenses associated with the additional building.

Operating Loss

The operating loss of $988 for the six months ended June 30, 2018 compared to $2,138 for the same period in 2017, is directly related to higher sales and margin for the period and lower R&D and SG&A costs discussed above.

Interest Expense

Interest expense increased by 280% to $987 in the six months ended June 30, 2018 compared to $260 for the six months ended June 30, 2017.  The increase in interest expense in was the result of the increased convertible debt financing for GPB convertible notes payable and 2018 convertible notes (see Note 4 of the accompanying condensed consolidated financial statements).

Net Loss

The net loss for the six months period ended June 30, 2018, totaled $1,965, as compared to net loss of $2,580 for the six months ended June 30, 2017. The decreased loss for 2018 directly related to higher sales and margin for the period and lower R&D and SG&A costs discussed above.

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

For the six months ended June 30, 2018, we used net cash in operations of approximately $2,656 compared to $1,392 for the same period in 2017. During 2018, cash used in operations consisted of loss from operations, offset by amortization of debt discounts and debt issuance costs.

For the six months ended June 30, 2018, net cash used in investing activities were $4 compared to $27 for the same period in 2017.  The improvement in this activity relates to lower purchases of equipment in 2018 compared to 2017.

For the six months ended June 30, 2018, financing activities provided $2,315 compared to $1,679 provided by financing activities for the same period in 2017. On February 6, 2018, the Company established a private placement of convertible notes and common stock to raise approximately $1,500,000, with an over-allotment option for an additional $750,000. The convertible notes have a conversion price of $0.075 per share. The investors received shares of the Company based on an assumed purchase price of $0.075 per share and the investor is not required to pay any additional consideration for the common stock. As of June 30, 2018 the Company had received $2,255,009 and converted $130,000 of accrued liabilities and issued 31,800,120 shares of common stock. The convertible notes mature five years from the closing date, have an interest rate of 12%, are secured obligations of the Company senior to other outstanding indebtedness and are expressly subordinate to the Company’s indebtedness with GPB.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At June 30, 2018, the Company’s cash balance was $47,000 and its operating losses for the year ended December 31, 2017 and for the six months June 30, 2018 have used most of the Company’s liquid assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company has approximately $519,000 in working capital as of June 30, 2018 compared to negative working capital of approximately $318,000 on December 31, 2017.  The Company raised additional cash of $2.4 million from the issuance of convertible notes payable starting in the first quarter of 2018 (see Note 4 of the accompanying condensed consolidated financial statements).

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

On February 20, 2018, the magistrate judge denied Plaintiff’s motion. On March 8, 2018, Plaintiff again filed a Motion to Enforce Settlement Agreement which has been opposed by the Company. On April 22, the judge ruled in favor of the Company and denied plaintiff’s motion to compel. The judge also instructed counsels for the Plaintiff and Defendant to conduct depositions and prepare pre-trial orders. Depositions have been completed and both sides have submitted drafts of the pre-trial order. A status hearing is set for September 6, 2018 to review the order. In the meantime, the Company has continued to reach out to the former CFO to discuss a possible settlement.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2018 the Company had received proceeds of $2,255,009 from the issuance of convertible notes and converted $130,000 of accrued liabilities into convertible notes and issued 31,800,120 shares of common stock pursuant to the terms of the convertible note agreements. The convertible notes mature five years from the closing date, have an interest rate of 12%, are secured obligations of the Company senior to other outstanding indebtedness and are expressly subordinate to the Company’s indebtedness with GPB.

Item 3.           Defaults upon Senior Securities.

On June 29, 2018, the Company signed a first amendment to the Forbearance Agreement with GPB DEBT HOLDING II, LLC (“Lender”), whereby the Lender agreed to forbear its exercise of registration rights pursuant to Section 4.9 of the Securities Purchase Agreement dated September 26, 2017 (“SPA”), and with respect to the maintenance of the required interest reserve account pursuant to Section 4.14 of the SPA, until September 30, 2018.

Item 6 .           Exhibits

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

MEDITE Cancer Diagnostics, Inc.

Date: August 10, 2018	/s/ Stephen Von Rump
Stephen Von Rump
Chief Executive Officer

Date: August 10, 2018	/s/ Stephen Von Rump
Stephen Von Rump
Chief Financial Officer