Form 10-Q
period 2018-09-30
Medite Cancer Diagnostics, Inc.
filed 2018-11-14
CIK 75439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE, AT November 10, 2018: 86,723,700 shares.

MEDITE Cancer Diagnostics, Inc.

QUARTERLY REPORT ON FORM 10-Q

PART I. — FINANCIAL INFORMATION

Item 1.           Financial Statements

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2018	December 31,
	(unaudited)	2017
Assets

Current Assets:
Cash	$90	$73
Restricted cash	57	417
Accounts receivable, net of allowance for doubtful accounts of $426 and $439	828	453
Inventories	3,749	2,403
Prepaid expenses and other current assets	430	118
Total current assets	5,154	3,464

Property and equipment, net	1,546	1,778
In-process research and development	4,620	4,620
Trademarks, trade names	1,240	1,240
Goodwill	4,658	4,658
Other assets	433	196
Total assets	$17,651	$15,956

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,572	$3,252
Current portion of long-term debt	643	50
Notes due to employees, current portion	309	326
Advances – related party	104	154
Total current liabilities	4,628	3,782

Long-term debt, net of current portion and debt discounts	5,100	4,869
Notes due to employees, net of current portion	-	45
Deferred tax liability	1,485	1,485
Total liabilities	11,213	10,181

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 198,355 shares issued and outstanding (liquidation value of all classes of preferred stock $2,692 and $2,624 as of September 30, 2018 and December 31, 2017, respectively)	962	962
Common stock, $0.001 par value; 200,000,000 shares authorized, 74,646,201 and 28,906,081 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	75	29
Additional paid-in capital	17,290	13,750
Treasury stock	(327)	(327)
Accumulated other comprehensive loss	(667)	(444)
Accumulated deficit	(10,895)	(8,195)
Total stockholders’ equity	6,438	5,775
Total liabilities and stockholders’ equity	$17,651	$15,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,

	2018	2017

Net sales	$2,394	$1,686
Cost of revenues	925	1,317
Gross profit	1,469	369

Operating expenses:
Depreciation and amortization expense	62	110
Research and development	142	423
Selling, general and administrative	1,360	1,248
Total operating expenses	1,564	1,781
Operating loss	(95)	(1,412)

Other (income) expense:
Interest expense, net	657	200
Other income, net	(17)	(7)
Total other expense, net	640	193
Loss before income taxes	(735)	(1,605)

Provision for income taxes	-	-
Net loss	(735)	(1,605)

Preferred dividend	(22)	(22)
Net loss available to common stockholders	$(757)	$(1,627)

Loss per share
Net loss available to common stockholders	$(757)	$(1,627)
Basic and diluted loss per share	$(0.01)	$(0.06)
Weighted average basic and diluted shares outstanding	72,367,723	27,695,967

Condensed consolidated statements of comprehensive loss
Net loss	$(735)	$(1,605)
Other comprehensive loss
Foreign currency translation adjustments	(19)	(118)
Comprehensive loss	$(754)	$(1,723)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except shares and per share amounts)

	Nine Months Ended September 30,

	2018	2017

Net sales	$6,174	$4,854
Cost of revenues	3,310	3,756
Gross profit	2,864	1,098

Operating expenses:
Depreciation and amortization expense	201	213
Research and development	705	1,177
Selling, general and administrative	3,041	3,258
Total operating expenses	3,947	4,648
Operating loss	(1,083)	(3,550)

Other (income) expense:
Interest expense, net	1,644	460
Loss on extinguishment of notes due to employees	-	158
Other (income) expense, net	(31)	13
Total other expense, net	1,613	631
Loss before income taxes	(2,696)	(4,181)

Provision for income taxes	4	4
Net loss	(2,700)	(4,185)

Preferred dividend	(68)	(68)
Net loss available to common stockholders	$(2,768)	$(4,253)

Loss per share
Net loss available to common stockholders	$(2,768)	$(4,253)
Basic and diluted loss per share	$(0.05)	$(0.17)
Weighted average basic and diluted shares outstanding	55,774,248	25,389,152

Condensed consolidated statements of comprehensive loss
Net loss	$(2,700)	$(4,185)
Other comprehensive (loss) income
Foreign currency translation adjustments	(223)	41
Comprehensive loss	$(2,923)	$(4,144)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDITE CANCER DIAGNOSTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:

Net loss	$(2,700)	$(4,185)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	201	213
Amortization of debt discounts and debt issuance costs	722	7
Provision for doubtful accounts	-	108
Stock-based compensation	127	281
Estimated fair value of warrants issued in connection with secured promissory notes	-	196
Loss on extinguishment of notes due to employees	-	158
Amortization of shares issued for prepaid consulting services	-	55
Changes in operating assets and liabilities:
Accounts receivable	(397)	665
Inventories	(1,459)	560
Prepaid expenses and other assets	(577)	(120)
Accounts payable and accrued expenses	606	207
Net cash used in operating activities	(3,477)	(1,855)

Cash flows from investing activities:
Purchases of equipment	(15)	(43)
Net cash used in investing activities	(15)	(43)

Cash flows from financing activities:
Net repayments on lines of credit	-	(2,442)
Repayment of secured promissory notes	-	(333)
Repayment of notes due to employees	(62)	(182)
Proceeds from convertible debt	3,324	4,669
Repayments on related party advances	(48)	-
Proceeds from sale of common stock, net of issuance costs	-	2,344
Net cash provided by financing activities	3,214	4,056

Effect of exchange rates on cash	(65)	(219)

Net change in cash and restricted cash	(343)	1,939
Cash and restricted cash at beginning of period	490	108
Cash and restricted cash at end of the period	$147	$2,047

Supplemental disclosure of cash flow information:
Cash paid for interest	$404	$156
Cash paid for income taxes	$-	$34

Reconciliation of cash and restricted cash at end of period:
Cash	$90	$1,654
Restricted cash	57	393
	$147	$2,047
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for services	$-	$55
Issuance of common stock subscribed	$-	$25
Conversion of secured promissory note plus accrued interest into common stock	$-	$160
Secured promissory notes exchanged for convertible notes	$-	$133
Loan fees settled through common stock	$-	$75
Increase of convertible debt for settlement of DZ debt	$-	$356
Fair value of common stock issued with debt recorded as a debt discount	$3,431	$-
Accrued liabilities exchanged for convertible note payable	$246	$-
Estimated fair value of warrants recorded as debt discount	$28	$631

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

MEDITE is a medical technology company specialized in the development, manufacturing, and marketing of premium medical devices, consumables and molecular biomarkers for detection, risk assessment and diagnosis of cancerous and precancerous conditions and related diseases. The Company has 69 full and part time employees in the U.S and Germany, a distribution network to over 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

Note 2.           Summary of Significant Accounting Policies

Consolidation, Basis of Presentation and Significant Estimates

The accompanying condensed consolidated financial statements for the periods ended September 30, 2018 and 2017 included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  Such consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements disclosed in the Report on Form 10-K for the year ended December 31, 2017 filed on May 17, 2018 and other filings with the Securities and Exchange Commission.

In preparing the accompanying condensed consolidated accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At September 30, 2018, the Company’s cash balance was $90,000 and its operating losses for the year ended December 31, 2017 and for the three and nine months ended September 30, 2018 have used most of the Company’s liquid assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company has approximately $526,000 in working capital as of September 30, 2018 compared to negative working capital of approximately $318,000 on December 31, 2017.  The Company raised additional cash of $4.2 million from the issuance of convertible notes payable starting in the first nine months of 2018 through the date of this filing (see Notes 4 and 9).

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

Payments from customers for most instruments, consumables and services are typically due in a fixed number of days after shipment or delivery of the product. For certain international equipment orders a prepayment is required. The balance of the customer deposits is reflected in our accrued liabilities and was $15,815 as of September 30, 2018.

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

Net Loss Per Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares, using the treasury stock method and the if-converted method. MEDITE’s calculation of diluted net loss per share excludes potential common shares for the three and nine month periods ended September 30, 2018 and 2017 as the effect would be anti-dilutive (i.e. would reduce the loss per share).

The Company computes its loss applicable to common stock holders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from its reported net loss and reports the same on the face of the condensed consolidated statements of operations.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash (Topic 230)”. This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective application. The Company adopted this standard in the first quarter of 2018 by using the retrospective method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash and restricted cash reported on the consolidated statements of cash flows now includes restricted cash of $393,000 and $417,000 as of September 30, 2017 and December 31, 2017, respectively, as well as previously reported cash.

Note 3.           Inventories

The following is a summary of the components of inventories (in thousands):

	September 30,	December 31,
	2018	2017
	(Unaudited)

Raw materials	$1,893	$1,220
Work in process	88	44
Finished goods	1,768	1,139

	$3,749	$2,403

Note 4.           Debt

The Company’s outstanding debt was as follows as of (in thousands):
	September 30,	December 31,
	2018	2017
	(Unaudited)

Secured promissory note	$50	$50
Subordinated convertible notes payable	1,085	932
GPB Debt Holdings II, LLC Convertible note payable	5,356	5,356
2018 convertible notes payable	3,431	-
Total	9,922	6,338

Discount on convertible notes payable	(4,179)	(1,419)
Less current portion of long-term debt	(643)	(50)
Long-term debt	$5,100	$4,869

GPB Debt Holdings II, LLC (“GPB”) Convertible Note Payable

On September 26, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with GPB, pursuant to which the Company issued to GPB (i) a secured convertible promissory note in the aggregate principal amount of $5,356,400 (the “GPB Note”) at a purchase price equal to 97.5% of the face value of the of the original $5 million GPB Note and an additional discount of 300,000 Euro ($356,400 at September 26, 2017) considered an additional purchase discount, with the Company receiving net proceeds of $4.7 million and (ii) a warrant to purchase an aggregate of 4,120,308 shares of common stock of the Company (the “Warrant”). The Company allocated the proceeds received to the GPB Note and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of the GPB Note to interest expense using the straight line method which approximates the effective interest method. The estimated relative fair value of the warrants was $520,052. Amortization expense of the debt discount, which includes original issue discount, loan fees and the warrant value, during the three and nine months ended September 30, 2018 was $114,438 and $343,313, respectively. The GPB Note matures on the 36th month anniversary date following the Closing Date, as defined in the GPB Note (the “Maturity Date”). The GPB Note is secured by a senior secured first priority security interest on all of the assets of the Company and its subsidiaries evidenced by a security agreement (the “Security Agreement”). Each subsidiary also entered into a guaranty agreement pursuant to which the subsidiaries have guaranteed all obligations of the Company to the GPB. The GPB Note bears interest at a rate of 13.25% per annum (which interest is increased to 18.25% upon an Event of Default). The GPB Note is initially convertible at a price of $0.65 (the “Conversion Price”) into 8,240,615 shares of common stock. There was no discount related to the conversion feature. The exercise price of the Warrant has been ratcheted down to the $0.30 per share floor price due to the Company issuing additional equity securities, and subject to adjustments for stock splits, dividends, combinations, recapitalizations and the like. The value of the difference between the fair value of the Warrant using the original exercise price and the fair value of the Warrant using the reduced exercise price was insignificant. The GPB Note is being amortized quarterly at a rate of 10% of the face value of the Note beginning on month 24, with principal payment of $535,640 due September 30, 2019, December 31, 2019, March 31, 2020 and June 30, 2020, with the remaining balloon payment of $3,213,840 due on the September 26, 2020 Maturity Date. There is a flat 3% success fee which allows for the prepayment of the GPB Note and applies to the payment of principal during the Term through the Maturity Date. The GPB Note contains customary events of default. The GPB Note contains certain covenants, such as restrictions on the incurrence of indebtedness, the existence of liens, the payment of restricted payments, default, redemptions, and the payment of cash dividends and the transfer of assets. GPB also has a right of participation for any Company offering, financing, debt purchase or assignment for 36 months after the closing date. The Company is required to maintain a 6-month interest reserve of $417,000 in restricted cash. The shares underlying the GPB Note and the Warrants are to be registered by the Company through a registration rights agreement within 60 days and the registration statement is to be declared effective within 180 days. Failure to file, or to meet other criteria defined as the event date will required the Company to pay 2% of the registrable securities times the price at the event date per month, up to 12% in cash payments. On February 5, 2018, the Company entered into a Forbearance Agreement (“Forbearance Agreement”) with GBP that provides relief until July 1, 2018 of the Company’s requirement to maintain an interest reserve and to complete a registration rights agreement and provides relief until April 1, 2018 of the Company’s requirement to make interest payments.  According to the Forbearance Agreement, interest payments must be current by December 31, 2018.

On June 29, 2018, the Company signed a first amendment to the Forbearance Agreement with GPB, whereby GPB agreed to forbear its exercise of registration rights pursuant to Section 4.9 of the SPA, and with respect to the maintenance of the required interest reserve account pursuant to Section 4.14 of the SPA, until September 30, 2018.

On September 25, 2018, the Company entered into a second amendment to the Forbearance Agreement with GPB, whereby the Lender agreed to forbear its exercise of registration rights pursuant to Section 4.9 of the SPA, until November 30, 2018. The Company is in compliance with the Forbearance Agreement as of the date of this filing.

2015 Securities Purchase Agreement

The Company has an outstanding secured promissory note with a principal balance of $50,000 and an accrued interest balance of $13,250 that is not considered in default as the Company received notification to freeze this account.

2018 Convertible Notes

On February 6, 2018, the Company established a private placement of convertible notes and common stock to raise approximately $1,500,000 and has since amended the amount to raise up to $3,250,000 as of September 30, 2018. The convertible notes have a conversion price of $0.075 per share. The investors received shares of common stock of the Company based on an assumed purchase price of $0.075 per share and the investor is not required to pay any additional consideration for the shares of common stock. As of September 30, 2018 the Company had received gross proceeds of $3,185,009, converted $245,500 of accrued liabilities and issued 45,740,120 shares of common stock. The convertible notes mature five years from the closing date, have an interest rate of 12%, are secured obligations of the Company, senior to other outstanding indebtedness and are expressly subordinate to the Company’s SPA with GPB.

Of the total $3,430,509 received and converted, the Company received $2,322,500 and converted $223,000 of accrued liabilities into convertible debt from related parties, including board members, and issued 33,940,000 shares of common stock.

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

For the 2018 convertible notes, the BCF was greater than the proceeds, therefore the convertible notes of $3,430,509 had an initial debt discount of $3,430,509 using the straight line method which approximates the effective interest method. Amortization expense of the debt discount during the three and nine month periods ended September 30, 2018 was $176,642 and $326,975, respectively.

Subordinated Convertible Notes

On September 27, 2017, the Company received $425,000 and issued $435,897 subordinated convertible debt with an original issue debt discount of $10,897 and with similar terms as the GPB Note. The Company issued 335,306 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet down side protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense using the straight line method which approximates the effective interest method. The estimated relative fair value of the warrants was $42,321. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the three and nine months ended September 30, 2018 was $8,974 and $26,924, respectively.

In December 2017, the Company received $350,000 and issued $358,974 subordinated convertible debt with an original issue debt discount of $8,974 and with similar terms as the GPB Note. The Company issued 276,135 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet down side protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense. The estimated relative fair value of the warrants was $28,531. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the three and nine month periods ending September 30, 2018 was $5,511 and $16,532, respectively.

In January 2018, the Company received $150,000 and issued $153,847 subordinated convertible debt with an original issue debt discount of $3,847 and with similar terms as the GPB Note. The Company issued 118,343 warrants to purchase shares of common stock with a term of 5 years and an exercise price of $0.60 per share, with a ratchet downside protection of $0.30. The Company allocated the value of these notes and the warrants on a relative fair value basis at the time of issuance. The total debt discount will be amortized over the life of these notes to interest expense using the straight line method which approximates the effective interest method. The estimated relative fair value of the warrants was approximately $28,000. Amortization expense of the debt discount, which includes original issue discount and the warrant value, during the three and nine months ended September 30, 2018 was $2,629 and $7,858, respectively. The principal payment of $57,265 due September 30, 2019, $93,162 due on December 31, 2019, $108,547 March 31, 2020 and June 30, 2020, $394,872 due September 30, 2020 $230,769 due on the December 31, 2020 and the remaining $92,308 due on January 2, 2021.

The exercise prices of all of the warrants issued in connection with the subordinated convertible notes was reduced to $0.30. The value of the difference between the fair value of the warrant using the original exercise prices and the fair value of the warrant using the reduced exercise prices was insignificant.

Employee Notes Payable

On March 30, 2017, the Company agreed to pay certain employees approximately $330,000 in connection with a settlement of outstanding promissory notes and accrued vacations. The Company issued 1,029,734 warrants to purchase common stock at $0.50 a share with a term of 5 years. The fair value of the warrants of $389,000 was amortized in full during 2017. Per the terms of the agreement, the first payment of $94,000 was paid in April 2017, the second payment of $94,000 was due 30 days from signing the agreement and the final payment of $142,000 was due 60 days from signing the agreements, however the remaining payments, including interest, remained due at September 30, 2018 totaling $309,000. In November 2017, the employees agreed to renegotiate the March 30, 2017 agreement in good faith with the Company as to a future payment plan mutually agreeable by all parties.  This negotiation was put on hold in 2018 until the Company’s cash situation improved, and discussions resumed in June.  It is expected that a new agreement will be completed and implemented during 2018.

Note 5.           Related Party Transactions

Included in advances – related parties are amounts to the Company’s former CFO and Chairman of the Board of $50,000 at September 30, 2018 and December 31, 2017. Also included in advances – related parties are amounts of 32,105 Euros, ($37,275 as September 30, 2018) to Ms. Michaela Ott, stockholder and former CEO of the Company, related to two short term bridge loans. The Company has made arrangements to settle these obligations evenly over a 24 month period, starting on October 31, 2017. In addition, the Company settled obligations related to accrued salaries, vacation and related expenses totaling $152,000 owed to Mr. Michael Ott, stockholder and former COO of the Company, and Ms. Ott. The Company made an upfront payment to each Mr. and Ms. Ott of $6,750 and will pay the remaining amount owed over a period of 18 months starting in October 2017.  The Company signed additional agreements to settle the debt owed from the US entity when the wages earned versus the German entity. The Company has paid Ms. Ott $37,275 during the nine months ended September 30, 2018 related to the amount owed. The balance due to Ms. Ott at September 30, 2018 is $37,275 related to the wages owed. During the nine months ended September 30, 2018, the Company has paid Mr. Ott $9,544 and the remaining balance outstanding at September 30, 2018 was $41,356. The Company has stopped payments to Mr. Ott, pending the outcome of legal proceedings (see Note 7 below).

Accrued salaries, vacation and related expenses at September 30, 2018 and December 31, 2017, includes amounts for the former CFO of approximately $1.1 million, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. See Note 7 for further discussion regarding the legal proceedings with the Company’s former CFO.

During the nine months ended September 30, 2018, the Company entered into a subordinated convertible note and 2018 convertible notes (see Note 4). The Company received $2,322,500 of gross proceeds and converted $223,000 of accrued liabilities from related parties, including board members, and issued 33,940,000 shares of common stock.

Note 6.           Stockholders’ Equity

During the nine months ended September 30, 2018, the Company received gross proceeds of $3,185,009 and converted $245,500 of accrued liabilities into convertible notes payable and issued 45,740,120 shares of common stock pursuant to the terms of the 2018 convertible notes (see Note 4).

Of the total $3,185,009 received and converted, the Company received $2,322,500 and converted $223,000 of accrued liabilities from related parties, including board members, and issued 33,940,000 shares of common stock.

Warrants

During the nine month period ended September 30, 2018, the Company issued 118,343 warrants related to the January 2018 subordinated loan with a relative fair value of approximately $28,000.  The value of the warrants were determined using the Black-Scholes model, at an interest free rate of 1.33%, volatility of 402% and a remaining term of 5 years and a market price of $0.30 during the nine months ended September 30, 2018 (see Note 4).

On March 2, 2018, the Company granted 1,062,500 warrants at an exercise price of $0.075 to TriPoint Global Equities LLC for services related to the issuance of a private placement of convertible notes (see Note 4). The estimated fair value is included in the debt discount of the 2018 convertible notes (see Note 4).

On August 3, 2018, the Company granted 50,000 warrants at an exercise price of $0.075 to TriPoint Global Equities LLC for services related to the issuance of a private placement of convertible notes (see Note 4). The estimated fair value is included in the debt discount of the 2018 convertible notes (see Note 4).

Note 7.           Commitments and Contingencies

Legal Proceedings

On November 13, 2016, the Company’s former CFO filed a complaint against the Company and certain officers and directors of the Company in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 1:16-cv-10554, whereby he is alleging (i) breach of the Illinois Wage and Protection Act, (ii) breach of employment contract and (iii) breach of loan agreement. He is seeking monetary damages up to approximately $1,665,972. The Company has denied the substantive allegations in the complaint and is vigorously defending the suit. Management believes that the claims set forth in the complaint against the Company are without merit. The Company has accrued wages and vacation of approximately $1.1 million and a $50,000 note payable to the former CFO at September 30, 2018 and December 31, 2017. The presiding Federal Judge has referred the lawsuit to mediation. No settlement was reach during the April 2017 meditation. The Company has proactively initiated settlement offer. In August 2017, the parties reached a Settlement Term Sheet whereby a final forbearance and settlement agreement must be filed with the magistrate judge. On November 8, 2017, the Plaintiff filed a motion to compel settlement with a meeting before a magistrate judge on November 14, 2017.

On February 20, 2018, the magistrate judge denied Plaintiff’s motion. On March 8, 2018, Plaintiff again filed a Motion to Enforce Settlement Agreement which has been opposed by the Company. On April 22, the judge ruled in favor of the Company and denied plaintiff’s motion to compel. The judge also instructed counsels for the Plaintiff and Defendant to conduct depositions and prepare pre-trial orders. Depositions have been completed and both sides have submitted drafts of the pre-trial order. The judge postponed further action on the case until April 2019. In the meantime, the Company has continued to reach out to the former CFO to discuss a possible settlement.

On May 15, 2018, a complaint was filed in the United States District Court of Northern California against the individual directors of the Company by Robert McCullough, Jr, and Dr. Zhongxi Zheng. The Company was named as a Nominal Defendant. The complaint alleges various claims including Breach of Fiduciary Obligations, Abuse of Control, Unjust Enrichment, Fraud, Intentional Misrepresentation and Negligent Representation. The suit seeks certain declaratory relief, injunctive relief and an accounting. Management believes these claims are frivolous and without any merit whatsoever, and are being filed for the sole purpose of harassing the named Defendants and to leverage a more beneficial settlement in the suit discussed in the paragraph above. Further, management believes that the suit was filed in a court having no personal jurisdiction over any of the named Defendants. The Company and individual directors will vigorously defend against this suit and seek to have it dismissed. If successful, Defendants will seek attorneys’ fees and appropriate sanctions. On October 22, 2018 the Company filed a motion with the court to dismiss the case.

On June 13, 2018 the former Managing Director of Medite GmbH filed a complaint in the local court of Hannover, Germany alleging breach by the Company of his separation agreement executed in May 2017 and modified in October 2017.  The Company maintains that it was in fact the employee who breached and nullified the agreement.  A hearing was held in Hannover on July 6, 2018, where the court transferred jurisdiction to the district court in Hildesheim.  The district court has set a hearing date for December 21, 2018 where the judge will make a ruling on the case.

On August 13, 2018, the Company filed a complaint against the former CEO for breach of executive employment contract, and other related claims, stemming from unauthorized and undocumented expense reimbursements and unauthorized bonus pay. The complaint was filed in the 9th judicial circuit in and for Orange County, Florida. On October 15, 2018, the defendant filed a Motion to Dismiss and the Company is in the process of responding to the Motion to Dismiss.

Note 8.           Segment Information

The Company operates in one operating segment. However, the Company has assets and operations in the United States, Germany and Poland. The following tables show the breakdown of the Company’s operations and assets by region (in thousands):

	United States		Germany		Total

	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Total assets $	$10,892	$11,179	$6,759	$4,777	$17,651	15,956
Property and equipment, net	85	108	1,461	1,670	1,546	1,778
Intangible assets	10,518	10,518	-	-	10,518	10,518

	United States		Germany		Total

For the three months ended	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017	2018	2017
Revenues:

Histology Equipment	$65	$36	$1,563	$775	$1,628	$811
Histology Consumables	119	82	530	495	649	577
Cytology Consumables	-	-	117	298	117	298
Total Revenues	$184	$118	$2,210	$1,568	$2,394	$1,686
Net loss	$(1,087)	$(830)	$352	$(775)	$(735)	$(1,605)

	United States		Germany		Total

For the nine months ended	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017	2018	2017
Revenues:

Histology Equipment	$175	$220	$3,672	$1,768	$3,847	$1,988
Histology Consumables	292	322	1,670	1,735	1,962	2,057
Cytology Consumables	-	-	365	809	365	809
Total Revenues	$467	$542	$5,707	$4,312	$6,174	$4,854
Net loss	$(3,042)	$(2,067)	$342	$(2,118)	$(2,700)	$(4,185)

Note 9.           Subsequent Events

From October 11, 2018 through October 15, 2018, the Company entered into and closed Securities Purchase Agreements (collectively the “Purchase Agreements”) with three accredited investors (“Purchasers”), pursuant to which the Company agreed to issue to the Purchasers secured promissory notes in the aggregate principal amount of $870,000 (the collectively the “Notes”). The Notes mature on the 60th month anniversary date following the Closing Date, as defined in the Notes (the “Maturity Date”). Accrued interest shall be paid in restricted common stock of the Company calculated at a value of $0.075 per share and on the basis of a 360-day year and shall accrue and compound monthly. The Notes are secured by security agreements (collectively the “Security Agreements”) and shall represent a perfected senior lien on all of the assets of the Company and its subsidiaries and will be subordinate to the obligation entered into with GPB and the affiliated subordinate investors on September 26, 2017. The Notes shall bear interest at a rate of 12% per annum. In addition, and in accordance with the terms of the Purchase Agreements, the Purchasers were issued an aggregate amount of 11,600,000 shares of the Company’s restricted common stock at $0.075 per share (the “Shares”). The Purchasers shall have piggy-back registration rights with respect to the Shares.

 On October 31, 2018, the Board of Directors (the “Board”) of MEDITE Cancer Diagnostics, Inc. (the “Company”) held a meeting whereby it accepted the resignation of Stephen Von Rump as Chief Executive Officer and Director of the Company, effective immediately. Mr. Von Rump was thereafter appointed by the Board as Chief Strategy Officer of the Company to serve until his resignation or termination.

On October 31, 2018, the Board thereafter, by unanimous consent, appointed Elmar A. Dave to the position of Chief Executive Officer of the Company to serve until such time as his removal or resignation, .Mr. Dave has been engaged by the Company as a Consultant, and shall continue under the terms of his existing Consulting Agreement until its expiration, whereby the Company shall negotiate an Executive Employment Agreement with Mr. Dave upon terms mutually acceptable to the parties.

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

The Company has 69 full and part time employees in the U.S and Germany, a distribution network to over 80 countries and a wide range of products for anatomic pathology, histology and cytology laboratories available for sale.

On June 13, 2018, the Company successfully completed its major 3-year audit for the ISO 9001 quality standard, and its certification was renewed for another 3 years.  This is a direct result of our renewed focus on product and process quality over the past year.

China is an important market to the Company and in 2018 we have continued to address and improve upon several product quality, service and training issues.  Sales in China for the nine months ended September 30, 2018 are over $600,000.

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

The patented self-collection device SoftKit targets the growing POC (Point of Care) market. Growth in this area is due to consumer-driven health care requirements and the necessity to support and address incremental patient population needs for screening and ongoing diagnostic tests. SoftKit is planned to be sold through various marketing channels that serve the gynecology consumer health and emerging post-acute care space. The Company is currently considering options for how to most cost-effectively bring this technology to market.

Management believes that 2017 and 2018 developments allowed the Company to more fully leverage the products and biomarker solutions from the original CytoCore component of MEDITE. The first entry is the introduction of the SureCyte C1 fluorogenic instant stain, offering tremendous opportunities for lab efficiencies and enhanced patient care. C1 is the first of many new offerings under the SureCyte brand that will ultimately include algorithms for computer-assisted analysis and advanced assays for micro-environment analysis. The Company is currently conducting informal studies with several labs in the U.S. and Europe and is also conducting a formal study with a hospital in China in partnership with UNIC. C1 has recently received the CE Mark in the EU.

As part of early SureCyte marketing activities, the Company is working with numerous U.S. and European Key Opinion Leaders (KOLs) and clinical sites to test the C1 stain, provide feedback on the overall product line plans, and to create white papers and publish articles in highly-recognized peer-reviewed journals and conferences. In October 2018 the Company successfully demonstrated the SureCyte C1 stain and associated software at the Chines Pathology Congress in Chengdu, along with our China partner UNIC.

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

Outlook

Due to promising innovative new products for cancer risk assessment and an increasing number of distribution contracts executed in recent years, management believes the profitability and cash-flow of the business will grow and improve. Significant on-going manufacturing issues have been identified and addressed, and additional operating expenditures may be necessary to manufacture and market new and existing products to achieve the accelerated sales growth targets outlined in the Company’s business plan. To realize the planned growth potential, management will focus its efforts on 1.) Finishing and gaining approval for the products currently under development, 2.) Increasing sales in the U.S. to optimize the excellent sales/distribution channels available there and 3.) Invigorate the distribution networks for EU/ROW and continue to expand Chinese market sales by broadening the Company’s collaboration with the local distributor UNIC. The Company also will work on continuously optimizing manufacturing capacity and planning to increase gross margin. Implementation of these plans are contingent upon securing additional debt and/or equity financing, which was completed through October 2018 (see Subsequent Events). If the Company is unable to generate profitable sales revenue or alternatively obtain additional capital, we may be required to curtail product development and other activities. The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

Currently, the Company’s sales are primarily generated in Euro currency. For the nine months ended September 30, 2018 the average EUR-USD exchange rate was 1.1946 compared to 1.11375 for the nine months ended September 30, 2017 (OANDA) a significant increase. The stronger Euro is favorable to revenue reporting since over 90% of the Company’s revenue is in Euro, but also increases COGS for products sold in the U.S. and other countries conducting business in USD (including China). Overall, the stronger Euro is favorable to revenue reporting.

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

Three months ended September 30, 2018 as compared to the three months ended September 30, 2017 (in thousands USD)

Net Sales

Net sales for the three months ended September 30, 2018, was $2,394 as compared to $1,686 for the three months ended September 30, 2017.  Net sales increased by $708 or 42.0% as a result of an increase of $817 in equipment and a $72 increase in Histology consumable sales offset by a $181 decrease in Cytology consumable sales during the third quarter of 2018. This was the result of funding received late first quarter and early second quarter of 2018 which allowed the purchase of required materials. Sales by month have been trending upward each month this year.

Costs of Revenues

Cost of revenues were $925, or 38.6% of the revenues for the three months ended September 30, 2018, as compared to $1,317, or 78.1% of the revenues for the three months ended September 30, 2017. The lower cost of revenues in 2018 was the result of the fixed labor cost being spread over the higher revenue sales.

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

For the third quarter 2018, R&D decreased to $62 compared to $110 for the third quarter 2017. The Company reduced the Gray Lake personnel to half time and shifted the allocation of Medite GmbH IT Personnel from R&D to SD&A.

Selling, General and Administrative

For the third quarter 2018, SG&A expenses were $1,360 as compared to $1,248 for the third quarter 2017. The increase is due mostly to the reclassification of some personnel at Medite GmbH from R&D to SG&A and increase legal costs. This was partially offset by reduced staff and associated salary costs during the nine months of 2018 and the organization in Burgdorf, Germany consolidated its operations from two buildings to one, eliminating the rent and other expenses associated with the additional building.

 Operating Loss

The operating loss of $95 for the third quarter of 2018 compares to the operating loss of $1,412 for the third quarter of 2017 and is directly related to the 42% increase in sales which allowed the fixed labor costs to be spread over the higher sales. This resulted in a higher gross profit and coupled with the lower operating expenses significantly reduced our operating loss when compared to the prior year.

Interest Expense

Interest expense increased by 229% to $657 in the three months ended September 30, 2018, compared to $200 for the three months ended September 30, 2017. The increase in interest expense was the result of the increased convertible debt financing for the GPB convertible note payable, amortization of debt discounts and 2018 convertible notes (see Note 4 of the accompanying condensed consolidated financial statements).

Net Loss

The net loss for the quarter ended September 30, 2018, totaled $735, as compared to net loss of $1,605 for the quarter ended September 30, 2017. The reduction in year over year loss for 2018 was directly related to higher sales for the period and lower R&D discussed above.

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 (in thousands USD)

Net Sales

Net sales for the nine months ended September 30, 2018 was $6,174 as compared to $4,854 for the nine months ended September 30, 2017.  Net sales increased by $1,320 or 27.2 % as a result of an increase of $1,859 in equipment sales offset by a $95 decrease in Histology consumables and a $444 decrease in Cytology consumable sales during the nine months ended September 30, 2018.

Costs of Revenues

Cost of revenues were $3,310, or 53.6% of the revenues for the nine months ended September 30, 2018, as compared to $3,756, or 77.4% of the revenues for the nine months ended September 30, 2017. The lower cost of revenues in 2018 was the result of the fixed labor cost being spread over the higher revenue sales. The cost of revenues consisted of higher manufacturing and fixed costs during 2017 due solely to delays in sourcing parts. The Company has historically experienced cost of revenues as a percentage of revenue of between 58% and 65%.

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

For the nine months ended September 30, 2018, R&D expenses decreased to $705 compared to $1,177 for the same period in 2017. The Company reduced the number of R&D staff by two personnel, reduced the Gray Lake personnel to half time and shifted the allocation of Medite GmbH IT Personnel from R&D to SD&A .

Selling, General and Administrative

For the nine months ended September 30, 2018, SG&A expenses were $3,041 as compared to $3,258 for the same period in 2017.  The reduction is due mostly to reduced staff and associated salary costs during the nine months of 2018. Also, the organization in Burgdorf, Germany consolidated its operations from two buildings to one, eliminating the rent and other expenses associated with the additional building.

Operating Loss

The operating loss of $1,083 for the nine months ended September 30, 2018 compared to $3,550 for the same period in 2017, is directly related to the 27.2% increase in sales which allowed the fixed labor costs to be spread over the higher sales. This resulted in a higher gross profit and coupled with the lower operating expenses significantly reduced our operating loss when compared to the prior year.

Interest Expense

Interest expense increased by 257% to $1,644 in the nine months ended September 30, 2018 compared to $460 for the nine months ended September 30, 2017.  The increase in interest expense is the result of the increased convertible debt financing for GPB convertible notes payable, amortization of debt discounts and 2018 convertible notes (see Note 4 of the accompanying condensed consolidated financial statements).

Net Loss

The net loss for the nine months period ended September 30, 2018, totaled $2,700, as compared to net loss of $4,185 for the nine months ended September 30, 2017. The decreased loss for 2018 directly related to higher sales and margin for the period and lower R&D and SG&A costs discussed above.

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

For the nine months ended September 30, 2018, we used net cash in operations of approximately $3,477 compared to $1,855 or the same period in 2017. During 2018, cash used in operations consisted of the net loss, offset by amortization of debt discounts and debt issuance costs. In addition, we had an increase in accounts receivable, inventory and prepaid and other assets of $397, $1,459, and $577 respectively. These uses of cash were offset by an increase in accounts payable and accrued expense of $606.

For the nine months ended September 30, 2018, net cash used in investing activities were $15 compared to $43 for the same period in 2017.  The improvement in this activity relates to lower purchases of equipment in 2018 compared to 2017.

For the nine months ended September 30, 2018, financing activities provided $3,214 compared to $4,056 provided by financing activities for the same period in 2017. On February 6, 2018, the Company established a private placement of convertible notes and common stock to raise approximately $1,500, and has since amended the amount to approximately $3,185 as of September 30, 2018. The convertible notes have a conversion price of $0.075 per share. The investors received shares of the Company based on an assumed purchase price of $0.075 per share and the investor is not required to pay any additional consideration for the common stock. As of September 30, 2018 the Company had received $3,324 (see Note 4 for details).

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At September 30, 2018, the Company’s cash balance was $90 and its operating losses for the year ended December 31, 2017 and for the nine months September 30, 2018 have used most of the Company’s liquid assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company has approximately $526 in working capital as of September 30, 2018 compared to negative working capital of approximately $318 on December 31, 2017.  The Company raised additional cash of $4.2 million from the issuance of convertible notes payable starting in the first quarter of 2018 (see Note 4 and 9 of the accompanying condensed consolidated financial statements).

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

PART II. — OTHER INFORMATION

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

On February 20, 2018, the magistrate judge denied Plaintiff’s motion. On March 8, 2018, Plaintiff again filed a Motion to Enforce Settlement Agreement which has been opposed by the Company. On April 22, the judge ruled in favor of the Company and denied plaintiff’s motion to compel. The judge also instructed counsels for the Plaintiff and Defendant to conduct depositions and prepare pre-trial orders. Depositions have been completed and both sides have submitted drafts of the pre-trial order. The judge postponed further action on the case until April 2019. In the meantime, the Company has continued to reach out to the former CFO to discuss a possible settlement.

On May 15, 2018, a complaint was filed in the United States District Court of Northern California against the individual directors of the Company by Robert McCullough, Jr, and Dr. Zhongxi Zheng. The Company was named as a Nominal Defendant. The complaint alleges various claims including Breach of Fiduciary Obligations, Abuse of Control, Unjust Enrichment, Fraud, Intentional Misrepresentation and Negligent Representation. The suit seeks certain declaratory relief, injunctive relief and an accounting. Management believes these claims are frivolous and without any merit whatsoever, and are being filed for the sole purpose of harassing the named Defendants and to leverage a more beneficial settlement in the suit discussed in the paragraph above. Further, management believes that the suit was filed in a court having no personal jurisdiction over any of the named Defendants. The Company and individual directors will vigorously defend against this suit and seek to have it immediately dismissed. If successful, Defendants will seek attorneys’ fees and appropriate sanctions. On October 22, 2018 the Company filed a motion with the Court to dismiss the case.

On June 13, 2018 the former Managing Director of Medite GmbH filed a complaint in the local court of Hannover, Germany alleging breach by the Company of his separation agreement executed in May 2017 and modified in October 2017.  The Company maintains that it was in fact the employee who breached and nullified the agreement.  A hearing was held in Hannover on July 6, 2018, where the court transferred jurisdiction to the district court in Hildesheim.  The district court has set a hearing date for December 21, 2018 where the judge will make a ruling on the case.

On August 13, 2018, the Company filed a complaint against the former CEO for breach of executive employment contract, and other related claims, stemming from unauthorized and undocumented expense reimbursements and unauthorized bonus pay. The complaint was filed in the 9th judicial circuit in and for Orange County, Florida. On October 15, 2018, the defendant filed a Motion to Dismiss and the Company is in the process of responding to the Motion to Dismiss.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2018 the Company received $3,335,009 and converted $245,500 of accrued liabilities into convertible debt from related parties, including board members, and issued 45,740,120 shares of common stock.

The convertible notes mature five years from the closing date, have an interest rate of 12%, are secured obligations of the Company senior to other outstanding indebtedness and are expressly subordinate to the Company’s indebtedness with GPB.

All sales of securities were issued to accredited investors and in reliance upon exemptions from registration set forth in Regulation D of the Securities Act of 1933.

Item 3.           Defaults upon Senior Securities.

On September 25, 2018, the Company entered into a Second Amendment to Forbearance Agreement with GPB DEBT HOLDING II, LLC (“Lender”), whereby the Lender agreed to forbear its exercise of registration rights pursuant to Section 4.9 of the Securities Purchase Agreement dated September 26, 2017 (“SPA”), until November 30, 2018.

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

MEDITE Cancer Diagnostics, Inc.

Date: November 14, 2018	/s/ Elmar Davé
Elmar Davé
Chief Executive Officer

Date: November 14, 2018	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer